Form 10-Q
period 1994-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1994-08-15
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20543

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED  June 30, 1994        COMMISSION FILE NO. 1-6622
                          -------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DISTRICT OF COLUMBIA                                                     53-0261100
- - ----------------------------------------------------------------------         --------------------------------------------------
  (State or other jurisdiction of incorporation or organization)                    (IRS Employer Identification Number)


             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
- - --------------------------------------------------------------------------------
           (Address of principal executive office)         (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                          --------------


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  28,238,735
- - --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES     X           NO
                                -----             -----

                    WASHINGTON REAL ESTATE INVESTMENT TRUST




                                     INDEX

                                                                                                                       Page
                                                                                                                       ----
Part I:     Financial Information
            ---------------------

                     Item l.   Financial Statements (Unaudited)
                               Balance Sheets                                                                           3
                               Statements of Operations                                                                 4
                               Statements of Cash Flows                                                                 5
                               Statement of Changes in Shareholders' Equity                                             6
                               Notes to Financial Statements                                                            7

                      Item 2.  Management's Discussion and Analysis                                                     9


Part II:    Other Information
            -----------------

                     Item l.  Legal Proceedings                                                                        10

                     Item 2.  Changes in Securities                                                                    10

                     Item 3.  Defaults upon Senior Securities                                                          10

                     Item 4.  Submission of Matters to a Vote of Security Holders                                      10

                     Item 5.  Other Information                                                                        10

                     Item 6.  Exhibits and Reports on Form 8-K                                                         10

                     Signatures                                                                                        11


                                     Part I

                             FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Operations, Statements of Cash Flows and Changes in Shareholders' Equity reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1993 included in the Trust's 1993 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART I
                         ITEM I.  FINANCIAL  STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS
                                  (Unaudited)

                                                              June 30,            December 31,
                                                                1994                  1993
                                                          ---------------        ---------------
Assets
  Real estate at cost                                       $204,567,095          $170,461,454
  Accumulated depreciation                                   (35,130,913)          (33,255,332)
                                                          ---------------        ---------------
                                                             169,436,182           137,206,122
  Mortgage note receivable                                       800,000               800,000
                                                          ---------------        ---------------
          Total Investment in Real Estate                    170,236,182           138,006,122

  Cash and cash equivalents                                    1,522,720             1,759,471
  Marketable investment securities                             2,534,129            16,284,832
  Rents and other receivables                                  2,467,178             2,473,024
  Prepaid expenses and other assets                            2,728,017             3,487,203
                                                          ---------------        ---------------

                                                            $179,488,226          $162,010,652
                                                          ==============         ===============



Liabilities
  Accounts payable and other liabilities                      $2,334,059            $1,696,986
  Tenant security deposits                                     1,464,504             1,318,464
  Advance rents                                                1,555,424             1,647,146
  Line of credit payable                                      18,000,000                 -
                                                          ---------------        ---------------

                                                              23,353,987             4,662,596
                                                          ---------------        ---------------



Shareholders' Equity
  Shares of beneficial interest, unlimited
   authorization, without par value                          140,815,574           142,029,391
  Undistributed  gains on real estate dispositions            15,318,665            15,318,665
                                                          ---------------        ---------------

                                                             156,134,239           157,348,056
                                                          ---------------        ---------------

                                                            $179,488,226          $162,010,652
                                                          ===============        ===============

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                           1994                 1993             1994                   1993
                                                       -------------        ------------     -------------          -------------
Real estate rental revenue                              $10,758,614          $9,713,873       $22,071,103            $19,471,979
Real estate expenses                                     (3,271,185)         (2,838,278)       (6,551,270)            (5,737,695)
                                                       -------------        ------------     -------------          -------------
                                                          7,487,429           6,875,595        15,519,833             13,734,284
Depreciation                                               (964,896)           (907,466)       (1,897,335)            (1,806,409)
                                                       -------------        ------------     -------------          -------------
Income from real estate                                   6,522,533           5,968,129        13,622,498             11,927,875

Other income (expense)                                      164,407             343,959          (489,802)               864,791
Interest expense                                            (41,506)          -                   (41,506)               (61,462)
General and administrative                                 (817,697)           (731,196)       (1,458,447)            (1,379,444)
                                                       -------------        ------------     -------------          -------------

Income before gain on sale of real estate                 5,827,737           5,580,892        11,632,743             11,351,760

Gain on sale of real estate                               -                     741,217         -                        741,217
                                                       -------------        ------------     -------------          -------------

Net Income                                                5,827,737           6,322,109        11,632,743             12,092,977
                                                       =============        ============     =============          =============

Per share information based on the weighted average number of shares outstanding

     Shares                                              28,238,735          28,225,485        28,237,802             28,219,923


     Income before gain on sale of real estate                $0.21               $0.20             $0.41                  $0.40
                                                       =============        ============     =============          =============

     Net income                                               $0.21               $0.22             $0.41                  $0.43
                                                       =============        ============     =============          =============

     Dividends paid                                           $0.23               $0.22             $0.46                  $0.44
                                                       =============        ============     =============          =============

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      Six Months Ended June 30,
                                                                     1994                    1993
                                                                  ------------           -------------
Cash Flow From Operating Activities
  Net income                                                      $11,632,743             $12,092,977
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                      1,897,335               1,806,409
  Changes in other assets and liabilities                           1,434,671                 166,972
  Gain on sale of property                                          -                        (741,217)
  Loss on sale of marketable investment securities                    799,571               -
                                                                  ------------           -------------

    Cash flow from operating activities                            15,764,320              13,325,141
                                                                  ------------           -------------


Cash Flow From Investing Activities
  Improvements to real estate                                      (3,376,457)             (2,581,604)
  Proceeds from the sale of property                                -                         176,000
  Real estate acquisitions                                        (30,729,184)              -
  Decrease in marketable investment securities                     12,951,130              22,963,251
                                                                  ------------           -------------

    Net cash (used in) provided by investing activities           (21,154,511)             20,557,647
                                                                  ------------           -------------


Cash Flow From Financing Activities
  Dividends paid                                                  (12,989,818)            (12,419,286)
  Mortgage principal retirements                                    -                      (1,087,924)
  Repayment of short-term bank loan                                 -                     (21,000,000)
  Mortgage principal payments                                       -                         (27,269)
  Borrowings -  Line of credit                                     18,000,000               -
  Net proceeds from stock options exercised                           143,258                 178,892
                                                                  ------------           -------------

    Net cash flow provided by (used in) financing activities        5,153,440             (34,355,587)
                                                                  ------------           -------------

Net  (decrease)  in cash and cash equivalents                        (236,751)               (472,799)
Cash and cash equivalents at beginning of period                    1,759,471               1,804,488
                                                                  ------------           -------------

Cash and cash equivalents at end of period                         $1,522,720              $1,331,689
                                                                  ============           =============

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)





                                                  Shares of Beneficial
                                                  Interest Outstanding
                                                       Shares                    Amount
                                                  ---------------------       -------------
Balance, December 31, 1993                                  28,227,605         $142,029,391
Net income                                                                       11,632,743
Dividends                                                                       (12,989,818)
Share options exercised                                         11,130              143,258
                                                  ---------------------        -------------

Balance, June 30, 1994                                      28,238,735         $140,815,574
                                                  =====================        =============

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1994


NOTE A: ACCOUNTING POLICIES
- - ---------------------------
Washington Real Estate Investment Trust (WRIT) has elected to qualify as a real estate investment trust under the Internal Revenue Code. WRIT intends to distribute at least 95% of its ordinary taxable income and, accordingly, no income tax provisions are made on ordinary income.

Cash equivalents consist of investments readily convertible to known amounts of cash generally with original maturities of 90 days or less.

Depreciation expense for Federal income tax purposes differs from that reported for financial statement purposes due to the use of different lives and depreciation methods and because certain properties were acquired by tax free exchanges.

Buildings and improvements are depreciated on a straight-line basis over estimated useful lives not exceeding 50 and 30 years, respectively.


NOTE B: MARKETABLE INVESTMENT SECURITIES
- - ----------------------------------------
Marketable investment securities are considered available for sale and at June 30, 1994, the carrying value approximates market. Marketable investment securities, including accrued interest, consist of the following:

                                                                                            June 30, 1994
                                                                                            -------------
            U.S. Government and U.S. Government agency obligations                          $1,368,532
            Federally insured certificates of deposit                                           50,000
            Corporate notes and other                                                        1,115,597
                                                                                            -----------

                                                                                            $2,534,129
                                                                                            ==========


Gross unrealized gains and losses at June 30, 1994 were not material. One hundred percent (100%) of the portfolio matures in less than one year.


NOTE C: REAL ESTATE INVESTMENTS
- - -------------------------------
WRIT's real estate investment portfolio at June 30, 1994 at cost consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                               Office buildings                                      $   88,187,134
                               Apartment buildings                                       26,226,606
                               Shopping centers                                          65,133,889
                               Business centers                                          25,019,466
                                                                                     --------------

                                                                                       $204,567,095
                                                                                     ==============

On June 1, 1994 WRIT acquired Tycon Plaza, two (2) office buildings with 293,000 square feet in Vienna, Virginia at a contract purchase price of $21,250,000. On June 30, 1994 WRIT acquired The Shoppes of Foxchase, a shopping center located in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has 123,000 square feet of gross leasable area. (See Note E).


NOTE D:  SALE OF REAL ESTATE
- - ----------------------------
In June 1993, WRIT sold its headquarters building for $1,050,000 and recognized a gain of $741,217. Proceeds received were $176,000 in cash and $874,000 in a mortgage note receivable. The mortgage bears interest at 9% payable monthly and matures in June 1996. Principal payments received in 1993 totalled $74,000. Interest only from December 28, 1993 until final maturity in June 1996. The mortgage note is secured by a first deed of trust and security agreement.

NOTE E:  LINE OF CREDIT PAYABLE
- - -------------------------------
On June 1, 1994 WRIT obtained an unsecured credit commitment from a bank in the amount of $20,000,000 for the express purpose of purchasing income producing property. On June 1, 1994, WRIT borrowed $9,000,000 on this credit facility for the acquisition of Tycon Plaza and on June 30, 1994, WRIT borrowed an additional $9,000,000 for the purchase of The Shoppes of Foxchase. Interest only is payable monthly on the unpaid principal balance at the rate of Libor plus 1.10%. At June 30, 1994 this rate was approximately 5.7%. All unpaid principal and interest are due on June 30, 1995.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------
WRIT's fundamental emphasis is on long-term growth of cash flow from operating activities. Dividends to shareholders are based upon these cash flows. WRIT's capital improvement program, strong leasing and management, and acquisitions of additional properties are the major contributors to the sustained growth of cash flows.

Occupancy rates have a major impact on rental revenue. Other factors such as new or renewal leases at higher rates, CPI based annual rent increases, increases in rentable space, tenant sales, new property acquisitions and certain other capital expenditures also influence rental revenue.

Income from real estate in the second quarter of 1994 of $6,522,533 increased 9% compared with $5,968,129 for the second quarter of 1993. This increase is primarily attributable to the Heritage Business Park acquired in November, 1993, the Tycon Plaza Office Buildings acquired June 1, 1994, and to continued improvement in occupancy levels within the WRIT portfolio.

Income before Gain on Sale of Real Estate for the three months ended June 30, 1994 in the amount of $5,827,737 or $.21 per share increased 4.4% from $5,580,892 or $.20 per share from the comparable quarter of 1993.

The average occupancy of 95% for the year 1993 increased to 96% for the first six months of 1994. This is compared to 94% for the first six months of 1993.

Real estate operating expenses as a percentage of revenue was 29.7% for the first six months of 1994 as compared to 29.5% for the first six months of 1993. Operating expenses as a percentage of revenue have remained relatively stable.

At March 31, 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations in the first quarter of 1994. This security was sold in May, 1994 for approximately its March 31, 1994 net realizable value.

Interest expense was $41,506 for the second quarter of 1994 as a result of the line of credit borrowing on June 1, 1994 for the acquisition of Tycon Plaza. There was no interest expense in the second quarter of 1993 due to the prepayment of WRIT's only remaining mortgage in April, 1993.

CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------
In recent years, WRIT has utilized equity stock offerings and cash flow from operations for its capital needs. The WRIT philosophy has been to acquire real estate with strong growth potential and to improve its real estate holdings through carefully planned additions or enhancements to generate higher rental income, to reduce operating expenses or both. Capital improvements of $3,376,457 were completed in the first six months of 1994, including tenant improvements and continuing enhancements.

In February 1994, WRIT purchased land adjacent to its Wheaton Park shopping center for a total cost of $173,000. WRIT plans to add additional retail and parking space to the center. On June 1, 1994 WRIT acquired Tycon Plaza in Vienna, Virginia at a contract purchase price of $21,250,000. Tycon Plaza consists of two (2) office buildings containing approximately 293,000 rentable square feet. WRIT borrowed $9,000,000 and invested $12,800,000 of its own funds for the purchase. On June 30, 1994 WRIT acquired The Shoppes of Foxchase in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has 123,000 rentable square feet. WRIT borrowed $9,000,000 for this acquisition.

After the acquisition of Tycon Plaza in June, 1994 the remainder of cash and marketable investment securities was approximately $4,056,849 at June 30, 1994.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions when appropriate. WRIT continues to pursue acquisition opportunities and capital improvement projects to enhance long-term growth.

                                               PART II


                                          OTHER INFORMATION

            Item 1.           Legal Proceedings

                              None

            Item 2.           Changes in Securities

                              None

            Item 3.           Defaults Upon Senior Securities

                              None

            Item 4.           Submission of Matters to a Vote of Security Holders

                              None

            Item 5.           Other Information

                              None

            Item 6.           Exhibits and Reports on Form 8-K

                              (a) Exhibits

                              The exhibits required have been filed in previous reports and are herein incorporated by reference.

                              (b) Reports on Form 8-K

                              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      WASHINGTON REAL ESTATE INVESTMENT TRUST


                                                //Larry E. Finger//
                                      ------------------------------------------
                                      Larry E. Finger, Vice President-Finance
                                      and Chief Financial Officer



                                             //Laura M. Franklin//
                                      ------------------------------------------
                                      Laura M. Franklin
                                      Assistant Vice President-Finance




Date:  August 12, 1994