Form 10-Q
period 1994-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1994-11-14
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

   FOR QUARTER ENDED  September 30, 1994        COMMISSION FILE NO. 1-6622
                     --------------------                          --------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DISTRICT OF COLUMBIA                                                    53-0261100
  -------------------------------------------------------------              ------------------------------------
  (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
           (Address of principal executive office)         (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                          --------------


- - - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.


                   SHARES OF BENEFICIAL INTEREST  28,242,544
- - - - --------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES     X         NO
                              --------          --------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST



                                     INDEX

                                                                                                                       Page
                                                                                                                       ----
Part I:   Financial Information
          ---------------------

                 Item 1.   Financial Statements
                           Balance Sheets                                                                                 3
                           Statements of Operations                                                                       4
                           Statements of Cash Flows                                                                       5
                           Statement of Changes in Shareholders' Equity                                                   6
                           Notes to Financial Statements                                                                  7

                 Item 2.  Management's Discussion and Analysis                                                            9


Part II:  Other Information
          -----------------

                 Item 1.    Legal Proceedings                                                                            11

                 Item 2.    Changes in Securities                                                                        11

                 Item 3.    Defaults upon Senior Securities                                                              11

                 Item 4.    Submission of Matters to a Vote of Security Holders                                          11

                 Item 5.    Other Information                                                                            11

                 Item 6.    Exhibits and Reports on Form 8-K                                                             11

                 Signatures                                                                                              12


                                     Part I

                             FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Operations, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1993 included in the Trust's 1993 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART I
                         ITEM I. FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS

                                                           (Unaudited)
                                                          September 30,               December 31,
                                                              1994                       1993
                                                          ------------               ------------
Assets
  Real estate at cost                                     $205,379,681               $170,461,454
  Accumulated depreciation                                 (36,172,144)               (33,255,332)
                                                          ------------               ------------
                                                           169,207,537                137,206,122
  Mortgage note receivable                                     800,000                    800,000
                                                          ------------               ------------
          Total investment in real estate                  170,007,537                138,006,122

  Cash and cash equivalents                                    992,817                  1,759,471
  Marketable investment securities                           1,976,477                 16,284,832
  Rents and other receivables                                2,031,914                  2,473,024
  Prepaid expenses and other assets                          3,606,970                  3,487,203
                                                          ------------               ------------

                                                          $178,615,715               $162,010,652
                                                          ============               ============




Liabilities
  Accounts payable and other liabilities                    $2,157,626                 $1,696,986
  Tenant security deposits                                   1,470,409                  1,318,464
  Advance rents                                              1,475,347                  1,647,146
  Line of credit payable                                    18,000,000                     -
                                                          ------------               ------------

                                                            23,103,382                  4,662,596
                                                          ------------               ------------




Shareholders' Equity
  Shares of beneficial interest, unlimited
    authorization, without par value                       140,193,668                142,029,391
  Undistributed  gains on real estate dispositions          15,318,665                 15,318,665
                                                          ------------               ------------

                                                           155,512,333                157,348,056
                                                          ------------               ------------

                                                          $178,615,715               $162,010,652
                                                          ============               ============



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                                         1994                   1993                 1994                  1993
                                                     -----------             ----------          -----------           -----------
Real estate rental revenue                           $11,759,339             $9,904,958          $33,830,442           $29,376,936
Real estate expenses                                  (3,829,643)            (3,058,448)         (10,380,913)           (8,796,141)
                                                     -----------             ----------          -----------           -----------
                                                       7,929,696              6,846,510           23,449,529            20,580,795
Depreciation                                          (1,052,951)              (909,605)          (2,950,286)           (2,716,013)
                                                     -----------             ----------          -----------           -----------
Income from real estate                                6,876,745              5,936,905           20,499,243            17,864,782

Other income (expense)                                   107,645                323,804             (382,157)            1,188,594
Interest expense                                        (277,809)            -                      (319,315)              (61,462)
General and administrative                              (859,632)              (725,344)          (2,318,079)           (2,104,789)
                                                     -----------             ----------          -----------           -----------

Income before gain on sale of real estate              5,846,949              5,535,365           17,479,692            16,887,125

Gain on sale of real estate                             -                    -                     -                       741,217
                                                     -----------             ----------          -----------           -----------

Net Income                                             5,846,949              5,535,365           17,479,692            17,628,342
                                                     ===========             ==========          ===========           ===========

Per share information based on
   the weighted average number
   of shares outstanding

   Weighted average shares                            28,239,480             28,226,116           28,238,368            28,222,010

   Income before gain on sale of real estate               $0.21                  $0.20                $0.62                 $0.60
                                                     ===========             ==========          ===========           ===========

   Net income                                              $0.21                  $0.20                $0.62                 $0.62
                                                     ===========             ==========          ===========           ===========

   Dividends paid                                          $0.23                  $0.22                $0.69                 $0.66
                                                     ===========             ==========          ===========           ===========





                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                          1994             1993
                                                                       -----------      -----------
Cash Flow From Operating Activities
  Net income                                                           $17,479,692      $17,628,342
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                           2,950,286        2,716,013
  Changes in other assets and liabilities                                  728,658       (1,394,586)
  Gain on sale of property                                                   -             (741,217)
  Loss on sale of marketable investment securities                         799,571           -
                                                                       -----------      -----------

    Cash flow from operating activities                                 21,958,207       18,208,552
                                                                       -----------      -----------


Cash Flow From Investing Activities
  Improvements to real estate                                           (4,189,043)      (3,862,792)
  Proceeds from the sale of property                                         -              176,000
  Real estate acquisitions                                             (30,729,184)          -
  Payment received on mortgage note
    receivable for sale of property                                          -               38,586
  Decrease in marketable investment securities                          13,508,781       24,915,789
                                                                       -----------      -----------

    Net cash (used in) provided by investing activities                (21,409,446)      21,267,583
                                                                       -----------      -----------


Cash Flow From Financing Activities
  Dividends paid                                                       (19,485,603)     (18,629,229)
  Mortgage principal retirements                                         -               (1,087,924)
  Repayment of short-term bank loan                                      -              (21,000,000)
  Mortgage principal payments                                            -                  (27,269)
  Borrowings -  Line of credit                                          18,000,000           -
  Net proceeds from stock options exercised                                170,188          186,669
                                                                       -----------      -----------

    Net cash flow (used in) financing activities                        (1,315,415)     (40,557,753)
                                                                       -----------      -----------

Net (decrease) in cash and cash equivalents                               (766,654)      (1,081,618)
Cash and cash equivalents at beginning of period                         1,759,471        1,804,488
                                                                       -----------      -----------

Cash and cash equivalents at end of period                                $992,817         $722,870
                                                                       ===========      ===========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)





                                               Shares of Beneficial
                                               Interest Outstanding
                                                      Shares                      Amount
                                               --------------------           ------------
Balance, December 31, 1993                               28,227,605           $142,029,391
Net income                                                                      17,479,692
Dividends                                                                      (19,485,603)
Share options exercised                                      14,939                170,188
                                               --------------------           ------------

Balance, September 30, 1994                              28,242,544           $140,193,668
                                               ====================           ============





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1994 (Unaudited)

NOTE A: ACCOUNTING POLICIES
Washington Real Estate Investment Trust (WRIT) has elected to qualify as a real estate investment trust under the Internal Revenue Code. WRIT intends to distribute at least 95% of its ordinary taxable income and, accordingly, no income tax provisions are made on ordinary income.

Cash equivalents consist of investments readily convertible to known amounts of cash generally with original maturities of 90 days or less.

Buildings and improvements are depreciated on a straight-line basis over estimated useful lives not exceeding 50 and 30 years, respectively.

NOTE B: MARKETABLE INVESTMENT SECURITIES
Marketable investment securities are considered available for sale and at September 30, 1994, the carrying value approximates market. Marketable investment securities, including accrued interest, consist of the following:

         U.S. Government and U.S. Government agency obligations                              $  938,611
         Federally insured certificates of deposit                                               50,000
         Corporate notes and other                                                              987,866
                                                                                             ----------

                                                                                             $1,976,477
                                                                                             ==========

One hundred percent (100%) of the portfolio matures in less than one year.

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio at September 30, 1994 at cost consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                          Office buildings                  $ 88,598,505
                          Apartment buildings                 26,410,680
                          Shopping centers                    65,280,159
                          Business centers                    25,090,337
                                                            ------------

                                                            $205,379,681
                                                            ============

On June 1, 1994 WRIT acquired Tycon Plaza, two (2) office buildings with 293,000 square feet in Vienna, Virginia, at a contract purchase price of $21,250,000. On June 30, 1994 WRIT acquired The Shoppes of Foxchase, a shopping center located in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has 123,000 square feet of gross leasable area.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1994 (Unaudited)


NOTE D:  LINE OF CREDIT PAYABLE
On June 1, 1994 WRIT obtained an unsecured interim credit commitment from a bank in the amount of $20,000,000 for the express purpose of purchasing income producing property. On June 1, 1994, WRIT borrowed $9,000,000 on this credit facility for the acquisition of Tycon Plaza and on June 30, 1994, WRIT borrowed an additional $9,000,000 for the purchase of The Shoppes of Foxchase. Interest only was payable monthly on the unpaid principal balance at the rate of libor plus 1.10%. At June 30, 1994 this rate was approximately 5.7%. On August 26, 1994, the $20,000,000 interim credit commitment was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advances of $18,000,000 were transferred to this new commitment. Borrowings of $18,000,000 as of September 30, 1994 bear interest at the rate of 6.3125% until May 25, 1995. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due August 25, 1995 and can be prepaid prior to this date without a fee. Any new advances shall bear interest at libor plus a spread based on WRIT's interest coverage ratio.

This credit agreement provides the option to WRIT to convert any advances or portion thereof, into a term loan at any time after February 26, 1995 and prior to August 25, 1995. The principal amount of each term loan, if any, shall be repaid on August 26, 1998. Such term loan(s) may be prepaid subject to a prepayment fee.

The $25,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.25% per annum, on the amount that the $25,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning September, 1994 until August 25, 1995. This commitment also contains certain covenants which WRIT is required to meet periodically.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
WRIT's fundamental emphasis is on long-term growth of cash flow from operating activities. Dividends to shareholders are based upon these cash flows. WRIT's capital improvement program, strong leasing and management, and acquisitions of additional properties are the major contributors to the sustained growth of cash flows.

Occupancy rates have a major impact on rental revenue. Other factors such as new or renewal leases at higher rates, CPI based annual rent increases, increases in rentable space, tenant sales, new property acquisitions and certain other capital expenditures also influence rental revenue.

Income from real estate in the third quarter of 1994 of $6,876,745 increased 16% compared with $5,936,905 for the third quarter of 1993. Income from real estate for the nine months ended September 30, 1994 of $20,499,243 increased 15% compared to $17,864,782 for the same nine month period in 1993. This increase is primarily attributable to the Heritage Business Park acquired in November, 1993, the Tycon Plaza office buildings acquired June 1, 1994 and the Shoppes of Foxchase acquired June 30, 1994.

Income before gain on sale of real estate for the three months ended September 30, 1994 in the amount of $5,846,949 or $.21 per share increased 5.6% from $5,535,365 or $.20 per share from the comparable quarter of 1993. Income before gain on sale of real estate for the nine months ended September 30, 1994 of $17,479,692 or $.62 per share increased 3.5% as compared to $16,887,125 or $.60 per share for the same period in 1993.

Average occupancy levels declined slightly in the third quarter of 1994 to 94% as compared to 96% for the same quarter of 1993. This is due primarily to vacancies at one of WRIT's office buildings, 1901 Pennsylvania Avenue and one shopping center, Jenifer One Mall. Vacancies at 1901 Pennsylvania Avenue are expected to continue through the fourth quarter of 1994 and into 1995. Vacancies at Jenifer One Mall will continue until May, 1995. WRIT has signed a lease with a national retail discount chain for a majority of the Jenifer One vacancy. This lease commences May, 1995. The average occupancy of 95% for the year 1993 remained at 95% for the first nine months of 1994. This is compared to 94% for the first nine months of 1993.

Real estate operating expenses as a percentage of revenue was 33% for the three months ended September 30, 1994 and 31% for the nine months ended September 30, 1994 as compared to 31% and 30% respectively, for the comparable periods of 1993. This increase is primarily attributable to the fact that operating expenses as a percentage of revenues are higher for office building properties than shopping centers, business centers and the WRIT portfolio as a whole. WRIT's percentage of office buildings within its entire real estate portfolio has increased from 36% at September 30, 1993 to 43% of the portfolio as of September 30, 1994. This 7% increase is primarily attributable to the acquisition of Heritage Business Park (three office buildings) in November, 1993 and Tycon II and III office buildings in June, 1994.

At March 31, 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations in the first quarter of 1994. This security was sold in May, 1994 for its March 31, 1994 net realizable value.

Interest income decreased in the first nine months of 1994 due to fewer marketable investment securities as compared to the first nine months of 1993. Marketable investment securities have decreased as a result of sales and maturities used to acquire properties.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS(continued)
Interest expense was $41,506 for the second quarter of 1994 as a result of the $9,000,000 borrowing on the credit commitment on June 1, 1994 for the acquisition of Tycon Plaza. Interest expense of $277,809 for the third quarter of 1994 was paid on the $18,000,000 of outstanding advances on the credit commitment for the entire third quarter of 1994 (See note D). Interest expense for the first nine months of 1993 was $61,462. This was a result of WRIT's prepayment of its only remaining mortgage in April, 1993.

CAPITAL RESOURCES AND LIQUIDITY
In recent years, WRIT has utilized equity stock offerings, cash flow from operations and a line of credit for its capital needs. The WRIT philosophy has been to acquire real estate with strong growth potential and to improve its real estate holdings through carefully planned additions or enhancements to generate higher rental income, to reduce operating expenses or both. Capital improvements of $4,189,043 were completed in the first nine months of 1994, including tenant improvements and continuing enhancements.

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

After the acquisition of Tycon Plaza in June, 1994 and capital improvements in the third quarter of 1994, the remainder of cash and marketable investment securities was approximately $2,969,294 at September 30, 1994.

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

                                  (b) Reports on Form 8-K

                                  Form 8-K was filed on June 30, 1994 with the Securites and Exchange Commission

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            WASHINGTON REAL ESTATE INVESTMENT TRUST


                                             //Larry E. Finger//
                            -----------------------------------------------
                            Larry E. Finger, Vice President Finance
                            and Chief Financial Officer



                                             //Laura M. Franklin//
                            ------------------------------------------------
                            Laura M. Franklin
                            Assistant Vice President-Finance





Date:  November 14, 1994

                                EXHIBIT INDEX


Exhibit No.                                        Description
- - - - -----------                                        -----------
   27                                        Financial Data Schedule