Form 10-K
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1995-03-31
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED  December 31, 1994        COMMISSION FILE NO. 1-6622
                         ----------------------                         ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DISTRICT OF COLUMBIA                                          53-0261100
---------------------------------------------------------------     -----------------------------------
 (State or other jurisdiction of incorporation or organization)     (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
--------------------------------------------------------------------------------
           (Address of principal executive office)         (Zip code)

       Registrant's telephone number, including area code (301) 929-5900
                                                          --------------

                 Title of Each Class                        Name of exchange on which registered
--------------------------------------------------------------------------------------------------
         Shares of Beneficial Interest (No Par Value)               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past ninety (90) days. YES  X     NO
                                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               ---------

As of March 24, 1995, 28,242,544 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $430,529,000 (based on the closing price of the stock on March 24, 1995).

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1994 FORM 10-K ANNUAL REPORT


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 1995 Notice of Annual Meeting and Proxy Statement.


                                     INDEX


PART I                                                                                               Page
                                                                                                     ----

                 Item 1.        Business                                                                3
                 Item 2.        Properties                                                              4
                 Item 3.        Legal Proceedings                                                       8
                 Item 4.        Submission of Matters to a Vote of Security Holders                     8


PART II

                 Item 5.        Market for the Registrant's Common Stock  and
                                   Related Stockholder Matters                                          8
                 Item 6.        Selected Financial Data                                                 9
                 Item 7.        Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                                               10
                 Item 8.        Financial Statements and Supplementary Data                            13
                 Item 9.        Changes in and Disagreements with Accountants on
                                   Accounting and Financial Disclosure                                 13

PART III

                 Item 10.       Directors and Executive Officers of the Registrant                     13
                 Item 11.       Executive Compensation                                                 13
                 Item 12.       Security Ownership of Certain Beneficial Owners and Management         13
                 Item 13.       Certain Relationships and Related Transactions                         13

 PART IV

                 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K        14
                                Signatures                                                             15

                                     PART I

ITEM 1.  BUSINESS

Washington Real Estate Investment Trust (WRIT or the Trust) is a self-administered qualified equity real estate investment trust. The Trust's business consists of the ownership of income-producing real estate properties principally in the Washington, D.C. metropolitan area. Upon the purchase of a property, WRIT begins a program of improving the real estate to increase the value and to improve the operations with the goals of generating higher rental income and reducing expenses.

WRIT has elected to qualify as a real estate investment trust under the
Internal Revenue Code.   Accordingly, WRIT is relieved of federal income taxes
provided that its ordinary income and capital gains are distributed to shareholders in the form of dividends. Over the last five years dividends paid per share have been $.92 for 1994, $.89 for 1993, $.84 for 1992, $.79 for 1991
and $.73 for 1990 . The indicated annualized dividend rate for 1995, based upon the March 31, 1995 dividend, is $.96.

The Trust currently owns a diversified portfolio consisting of eleven shopping centers, thirteen office buildings, five high-rise apartment buildings and eight business centers. WRIT's principal objective is to invest in high quality real estate in prime locations and to monitor closely the management of these properties, including active leasing and ongoing capital improvement programs. The percentage of total real estate rental revenue by property group for 1994, 1993 and 1992 and the percent leased as of December 31, 1994 were as follows:

 Percent Leased                                                     Real Estate Rental Revenue
                                                                    --------------------------
December 31, 1994                                            1994            1993             1992
-----------------                                            ----            ----             ----
         92%                      Office buildings            39%             34%              33%
         95%                      Apartment buildings         25%             27%              31%
         95%                      Shopping centers            26%             29%              24%
         94%                      Business centers            10%             10%              12%
                                                             ----            ----             ----

                                                             100%            100%             100%
                                                             ====            ====             ====

On a combined basis, WRIT's portfolio was 95% occupied in 1994 and 1993 and 93% in 1992.

Total revenue was $45,511,482 for 1994,  $39,375,282 for 1993 and $34,132,217
for 1992. In 1992 through 1994 there were acquisitions of seven office buildings which increased this group's percentage of total revenue. No single tenant accounted for more than 2.25% of 1994 revenue. Various agencies of the U.S. Government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, Department of Justice, Social Security Administration and U.S. Patent Office. The larger non-federal government tenants include the District of Columbia Metropolitan Police Department, Pepsi Cola, Giant Food, Crestar Bank, Evans, CVS, Rite-Aid, and Montgomery
County, Maryland.

Only one property - Montgomery Village Shopping Center described in Item 2 under "Shopping Centers" - accounted for more than 10% of total assets. In June 1994, WRIT acquired the Tycon II and Tycon III office buildings in one transaction. The aggregate price for the two buildings represents more than 10% of total assets, however, the individual basis of each building does not. No single property accounted for more than 10% of 1994 revenues.

WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located. All properties compete for tenants on the basis of location, quality and rent charged. Generally, the Trust has experienced lower vacancy rates than those prevailing in the markets in which its properties are located.

The actual day-to-day management functions at the properties owned by the Trust are carried out by an independent management company. WRIT closely monitors the activities of this company to assure the highest quality of services and cost controls. No WRIT Trustee or officer is a director or officer, or owns any interest in the management company.

The Trust has purchased real estate primarily in the Washington Metropolitan Area because of management's familiarity with the area and the growth and stability of the Nation's Capital. The Trust believes that the stable employment base provided by the federal government, supplemented by continuing business growth in the region, makes the Washington, D.C. metropolitan area an attractive real estate market. Of the 37 properties owned by WRIT, 34 are in the immediate Washington Metropolitan Area. The three remaining are shopping centers located in Westminster and Salisbury, Maryland and Dover, Delaware.

The Trust also competes for the opportunity to invest in additional property. WRIT acquires property which management believes has strong growth potential in prime locations. WRIT typically is a cash buyer for 100% ownership of the property. Over the years, properties have also been acquired by trades involving tax-free exchanges.

Capital improvements are made by WRIT on an ongoing basis to its properties for the purpose of maintaining and increasing their value. Major improvements and/or renovations to the properties in 1994 and planned for 1995 are discussed by property category on pages 6-8.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Trust's shares have been traded on the American Stock Exchange since 1971. This provides the vehicle which allows shareholders to pool their funds to share in the ownership of a large, diversified portfolio of income-producing real estate while maintaining investment liquidity. The Trust's shares were split 3-for-1 in March, 1981, 3-for-2 in July, 1985, 3-for-2 in December, 1988 and 3- for-2 in May, 1992.

The number of persons employed by the Trust was 25 as of December 31, 1994.

ITEM 2.  PROPERTIES

The following schedule lists the Trust's real estate investment portfolio as of December 31, 1994. The Montgomery Village Center, listed as one property, consists of one shopping center and office/townhouse units named the Village Quarters. Therefore, the total number of properties is 37.

As of December 31, 1994 the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III of this Form 10-K Annual Report.

                             SCHEDULE OF PROPERTIES

                                                                                               Net Rentable*            Percent
                                                            Year                Year               Square               Leased
Property                            Location              Acquired          Constructed           Feet (1)             12/31/94
--------                            --------              --------          -----------           --------             --------
Shopping Centers
----------------
Concord Centre                     Springfield, VA        1973               1960                  76,383                 100%
Bradlee                            Alexandria, VA         1984               1955                 167,974                 100%
Clairmont                          Salisbury, MD          1976               1965                  40,455                 100%
Dover Mart                         Dover, DE              1973               1960                  44,044                 100%
Jenifer                            Washington, DC         1985               1975                  39,304                  92%
Prince William Plaza               Woodbridge, VA         1968               1967                  53,999                  72%
Takoma Park                        Takoma Park, MD        1963               1962                  58,811                 100%
Westminster                        Westminster, MD        1972               1969                 171,531                  88%
Wheaton Park                       Wheaton, MD            1977               1967                  46,716                 100%
Montgomery Village Center          Gaithersburg, MD       1992               1969                 196,464                  99%
Foxchase                           Alexandria, VA         1994               1960                 127,564                  94%
                                                                                                  -------
               Sub-total                                                                        1,023,245
                                                                                                ---------

Office Buildings
----------------
10400 Connecticut Avenue           Kensington, MD         1979               1965                  65,885                 100%
1901 Pennsylvania Avenue           Washington, DC         1977               1960                  96,506                  52%
One Metro Square                   Rockville, MD          1979               1975                 208,243                  97%
444 N. Frederick Avenue            Gaithersburg, MD       1989               1981                  65,809                  92%
7700 Leesburg Pike                 Falls Church, VA       1990               1976                 122,257                  96%
Arlington Financial Center         Arlington, VA          1992               1963                  51,655                 100%
515 King Street                    Alexandria, VA         1992               1966                  78,073                  96%
Lexington                          Rockville, MD          1993               1970                  47,751                 100%
Saratoga                           Rockville, MD          1993               1977                  59,014                  96%
Brandywine                         Rockville, MD          1993               1969                  34,982                 100%
Tycon II                           Vienna, VA             1994               1981                 141,043                  87%
Tycon III                          Vienna, VA             1994               1978                 151,670                  94%
                                                                                                  -------
               Sub-total                                                                        1,122,888
                                                                                                ---------

Apartment Buildings/# units
---------------------------
Country Club Towers/227            Arlington, VA          1969               1965                 276,000                  91%
Munson Hill  Towers/279            Falls Church, VA       1970               1963                 340,000                  96%
Park Adams/200                     Arlington, VA          1969               1959                 210,000                  99%
Roosevelt Towers/191               Falls Church, VA       1965               1964                 229,000                  95%
Wiltshire North/307                Washington, DC         1963               1951                 242,000                  95%
                                                                                                ---------
               Sub-total                                                                        1,297,000
                                                                                                ---------

Business Centers
----------------
Pepsi-Cola Distribution            Forestville, MD        1987               1971                  68,750                 100%
Capitol Freeway Center             Washington ,DC         1974               1940                 145,000                 100%
Department of Commerce             Springfield, VA        1971               1964                 105,000                 100%
Fullerton                          Springfield, VA        1985               1980                 103,339                  91%
Port Royal Center                  Springfield, VA        1986               1965                  29,000                 100%
Shirley I-395                      Arlington, VA          1961/1986          1960                 112,585                  95%
V Street Distribution              Washington, DC         1973               1960                  30,753                   0%
Charleston Business Center         Rockville, MD          1993               1973                  85,267                  95%
                                                                                                 --------
              Sub-total                                                                           679,694
                                                                                                 --------

              TOTAL                                                                             4,122,827
                                                                                               ==========

*Apartment buildings are presented in gross square feet

(1) Property square feet, reported in prior 10-K filings, was presented at gross. Gross square feet includes surface and garage parking, if applicable.

SHOPPING CENTERS
In February 1994, WRIT purchased land adjacent to its Wheaton Park
Shopping Center for a total contract purchase price of $173,000 and WRIT plans
to add additional retail and parking space to the center.   On June 30, 1994,
WRIT purchased The Shoppes of Foxchase in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has approximately 128,000 rentable square feet. WRIT borrowed $9,000,000 for this acquisition and planned capital improvements. In 1994, cosmetic improvements were made to the property and as
of December 31, 1994, the property was 94% leased.   Foxchase renovations
planned for 1995 include re-paving of the rear alley and adding 54 parking spaces.

Major capital improvements completed during 1994 included:

         - A new facade, landscaping, island additions and overall cosmetic improvements at Westminster Shopping Center
         -       New roof at Concord Shopping Center
         - Conversion of the mezzanine to office use at Wheaton Park Shopping Center
         -       Major roof and HVAC improvements at Montgomery Village
                 Shopping Center

Major capital improvements planned in 1995 for shopping centers include the completion in spring 1995 of the underground space conversion at Jenifer One Mall into mezzanine level retail space, the majority of which is leased to a national retail tenant. An addition at Wheaton Park Shopping Center to increase rentable area by 20,000 square feet is planned to commence in late 1995 or early 1996.

In 1994, average shopping center occupancy, excluding Foxchase, was 96%. For all shopping centers, the consolidated average occupancy was 97% for 1994, 1993 and 1992.

Most shopping center leases have automatic annual increases based on changes in the Consumer Price Index. In addition, these leases contain clauses for reimbursement for real estate taxes, common area maintenance and contingent rentals for additional rents based on a percentage of a tenant's gross sales.

OFFICE BUILDINGS
On June 1, 1994, WRIT acquired Tycon Plaza in Vienna, Virginia at a contract purchase price of $21,250,000. Tycon Plaza consists of two office buildings containing approximately 293,000 rentable square feet. WRIT borrowed $9,000,000 and invested $12,800,000 of its own funds for the purchase and planned capital improvements. The Tycon Buildings were 71% occupied on acquisition in June of 1994, and 90% occupied at December 31, 1994. In 1994, major capital improvements to Tycon II and III included HVAC repairs and replacements (continuing into 1995), landscaping and a new roof at Tycon III. 1995 planned improvements to the Tycon Plaza buildings include new signage, flagstone repairs and completion of major HVAC improvements that commenced in 1994.

Major capital improvements completed during 1994 included:

                 -        New roof at 1901 Pennsylvania Avenue
                 -        Lighting retrofits at 444 N. Frederick Avenue
                 -        New glass storefront at 7700 Leesburg Pike
                 - Installation of an energy management system, a new roof and the addition of windows to an area of the building previously unleasable at 515 King Street
                 - HVAC repairs, signage, fire safety, new roof, and major parking deck repairs at the Heritage office buildings
                 - New rooftop units, boilers/ chillers at 10400 Connecticut Avenue and One Metro Square
                 -        New antenna tower at One Metro Square

In 1995, WRIT has major capital improvement plans for three of its office buildings; 1901 Pennsylvania Avenue, One Metro Square, and 7700 Leesburg Pike. Improvement plans at 1901 Pennsylvania Avenue include renovations to the main lobby, common areas , elevator cabs, exterior cosmetic improvements and HVAC equipment replacements. At One Metro Square, WRIT plans to replace the roof, renovate the elevator cabs and repair and replace elevator equipment. At 7700 Leesburg Pike, WRIT plans to convert 20,000 square feet of existing upper-level (surface) parking space into 20,000 square feet of enclosed office space.

In 1994, average building occupancy, excluding the Tycon Plaza office buildings, was 95%. For all office buildings, the consolidated average occupancy was 89% for 1992, 94% for 1993 and 93% for 1994. WRIT expects that office building occupancy will continue to improve.

Office building leases generally have a three to five year term. Most leases have automatic annual increases based on changes in the Consumer Price Index.

APARTMENT BUILDINGS

WRIT's five high-rise apartment buildings are well located and have a combined total of approximately 1,200 units consisting of efficiency and one-two-or three bedroom apartments. Apartment leases are generally for periods of one year or less. There is a continuous emphasis on the upgrading of the quality of management and services to residents. Improvement programs during 1992, 1993 and 1994 have included remodeled lobbies, modernized kitchens and bathrooms, and improved security. These programs were designed to increase resident retention and to enhance the appeal in the market.

In 1995, for all apartment properties, WRIT intends to continue its modernization of kitchens and bathrooms for units not modernized in prior years, and to modify the elevators and public restrooms in accordance with the requirements of the Americans with Disabilities Act (ADA). Improvement plans at Country Club Towers and Wiltshire North include the installation of energy management systems. Wiltshire North improvement plans also include major repairs to the HVAC system. At Park Adams, major repairs to the swimming pool and deck, replacement of building windows and improvements to the parking lot lighting are planned. For all of the Virginia apartment buildings, WRIT plans to re-surface and re-stripe the parking lots in 1995.

Four of the apartment buildings are in nearby northern Virginia with convenient transportation routes to downtown Washington. Wiltshire North is on Connecticut Avenue in Washington, D.C. and these apartments are subject to the rent control laws of the District of Columbia. The laws provide landlords with annual rent increases tied to the rate of inflation subject to an annual maximum of 10% and also afford landlords the opportunity for additional rent increases as units are re-rented to new tenants. Occupancy rates for all apartments were 94% for 1992, 95% for 1993 and 97% for 1994.

BUSINESS CENTERS

WRIT's business centers provide warehousing, distribution, research and development and service business and office space to tenants as varied as the U.S. Postal Service, Washington Golf Center, the District of Columbia Metropolitan Police Department, Pepsi Cola and the U.S. Department of Commerce.

Major capital improvements completed during 1994 included:

         -       HVAC and facia improvements at the Department of Commerce
         - New roofs at V Street Distribution Center and Charleston Business Center

As a group, business center occupancy averaged 93% for 1992, 89% for 1993 and 94% for 1994.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1994.




                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

The Trust's Shares of Beneficial Interest are traded on the American Stock Exchange and there are approximately 32,000 shareholders.

The high and low sales price for the Trust's shares for 1994 and 1993, by quarter, and the amount of dividends paid by the Trust are as follows:

                                                                    Quarterly Share Price Range
                                                                    ---------------------------
                                                   Dividends
                                  Quarter          Per Share                  High    Low
                                  -------          ---------                  ----    ---
                                  1994
                                        4            $.23                   $18      $14 7/8
                                        3             .23                    19 7/8   17
                                        2             .23                    21 1/8   17 5/8
                                        1             .23                    21       18 5/8

                                  1993
                                        4            $.23                   $22 1/8  $18 5/8
                                        3             .22                    23 3/8   21 3/8
                                        2             .22                    23       19 1/8
                                        1             .22                    24 3/4   18 3/4

The Trust has historically paid dividends on a quarterly basis and there are currently no restrictions on the Trust's present or future ability to pay such dividends. Dividends are normally paid based on the Trust's cash flow from operating activities. The indicated annual dividend rate was $.96 as of March 1995.

Item 6. Selected Financial Data




                                                            1994             1993             1992            1991          1990
                                                            ----             ----             ----            ----          ----
Real  estate revenue                                      $45,511,482     $39,375,282       $34,132,217   $33,311,399    $30,233,388

Income before gain on sale of real estate                 $23,122,240     $22,506,219       $20,429,264   $18,386,398    $16,121,519

Gain on sale of real estate                                   -              $741,217          -               -              -

Net income                                                $23,122,240     $23,247,436       $20,429,264   $18,386,398    $16,121,519

Income before gain on sale of real estate per share             $0.82           $0.80             $0.76         $0.74          $0.69

Net income per share                                            $0.82           $0.82             $0.76         $0.74          $0.69

Cash flow from operating activities                       $29,818,808     $25,032,160       $23,730,735   $21,414,649    $19,118,631

Total assets                                             $178,806,110    $162,010,652      $185,673,242  $135,741,092   $106,955,071

Line of credit payable/Short-term bank loan               $18,000,000         -             $21,000,000        -              -

Mortgage payable                                              -               -              $1,115,193   $11,329,370    $12,379,100

Shareholders' equity                                     $154,659,100    $157,348,056      $159,026,525  $119,944,265    $90,621,253

Cash dividends paid                                       $25,981,388     $24,380,361       $22,513,368   $19,672,408    $17,030,987

Distribution of gain on sale of real estate                   -              $741,217          -               -              -

Cash dividends paid per share                                   $0.92           $0.89             $0.84         $0.79          $0.73


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WRIT's fundamental emphasis is on the growth of cash flow from operating activities. Dividends to shareholders are based upon these cash flows. WRIT's capital improvements, leasing and management, and acquisitions of additional properties are the major contributors to sustained growth of cash flows.

Occupancy rates have a major impact on rental revenue. Other factors such as new or renewal leases at market rates, CPI based annual rental rate increases, increases in rentable area, new property acquisitions and certain other capital expenditures also influence rental revenue.

The percentage increase (decrease) in real estate rental revenue from 1992 to 1993 and from 1993 to 1994 by property type was as follows:

                                                1992/1993                         1993/1994
                                                ---------                         ---------
Office Buildings                                   16%                               34%
Apartments                                          2%                                4%
Shopping Centers                                   40%                                5%
Business Centers                                   (1%)                              17%

During 1994, WRIT's office building group achieved increases of 34% in revenues and 36% in operating income, mostly due to the acquisitions of the three Heritage office buildings in November 1993 and the two Tycon Plaza office buildings in June of 1994.

The Tycon office buildings were 71% occupied upon acquisition in June of 1994, 90% occupied at December 31, 1994, and are 92% occupied as of February 28, 1995. The Heritage properties were acquired in November, 1993 and include three office buildings (the Lexington, Saratoga and Brandywine) and one business center (the Charleston). At December 31, 1993, and 1994, the Lexington and Brandywine office buildings were 100% leased and the Saratoga was 97% and 96% leased, respectively.

The income growth from office buildings owned all three years in 1992, 1993 and 1994, was due to increases in rental rates and improved occupancy levels at 7700 Leesburg Pike. This growth was partially offset by a substantial increase in vacancy during 1994 at the 1901 Pennsylvania Avenue property, which lost 3 major tenants resulting in an occupancy level of 52% at year end. The Trust commenced a major capital improvement program at 1901 Pennsylvania Avenue in 1994 in order to assure the expeditious lease-up of this property (refer to Item 2, Office Buildings).

The increase of 16% in real estate rental revenue from 1992 to 1993 for office buildings was primarily attributable to the June and July 1992 acquisitions of Arlington Financial Center and 515 King Street, respectively.

During 1994, WRIT's apartment group showed increases of 4% in revenues and 7% in operating income, due to the combination of a 2% increase in rental rates and an overall increase in occupancy to 97% in 1994 from 95% in 1993, combined with an increase in operating expenses of only 1%.

During 1994, WRIT's shopping center group showed an increase of 5% in revenues and 3% in operating income, due to the acquisition of the Shoppes at Foxchase in June of 1994.

Excluding the Shoppes at Foxchase, shopping center revenue was down 1% and operating income down 4%. Major elements of the decrease in operating income included a 10% increase in overall operating expenses and the vacancy at Jenifer Mall to accommodate renovations. (Refer to Item 2, Shopping Centers.) WRIT has a lease with a national retail discount chain for a majority of the Jenifer Mall vacancy. This lease is scheduled to commence in May, 1995.

The 40% increase in real estate rental revenue from 1992 to 1993 for shopping centers was due primarily to the acquisition of Montgomery Village Shopping Center on December 30, 1992. Operating income increased 37% from 1992 to 1993 as a result of that acquisition as well.

During 1994, WRIT's business center group showed increases of 17% in revenues and 15% in operating income, due to the acquisition of the Charleston business center in November of 1993 and major occupancy increases at the Fullerton and Port Royal properties, only slightly offset by a vacancy increase at the V Street property.

For 1994, excluding the Charleston business center, business center revenue was up 4% and operating income was up 3%. In 1994, rental rates for these business centers declined 1% from 1993, but overall occupancy increased to 94% in 1994 from 89% in 1993.

The 1% decrease in business center real estate rental revenue from 1992 to 1993 was the result of a decline in occupancy levels. Average occupancy in 1992 was 93% and this declined to 89% in 1993.

The average occupancy (for the entire real estate portfolio) of 95% for the year 1993 remained at 95% for 1994. This is compared to 93% for 1992.

Real estate operating expenses as a percentage of revenue was 31% for 1994 as compared to 30% for 1993 and 1992. This increase is primarily attributable to the fact that operating expenses as a percentage of revenues are higher for office building properties than all other property types within the portfolio. WRIT's percentage of office buildings within its portfolio has increased from 38% at December 31, 1993 to 43% of the portfolio as of December
31, 1994. This 13% increase is primarily attributable to the acquisition of Heritage Business Park (three office buildings) in November, 1993 and Tycon II and III office buildings in June, 1994.

Other income declined from 1992 to 1993 due to substantial funds previously invested in marketable securities being utilized for 1993 acquisitions and a reduction in market interest rates earned on WRIT's marketable investment securities.

In 1994, other income (expense) became an expense/charge to operations in 1994 as a result of the following:

         a) A decline in interest income from 1993 to 1994 due to the use of these funds for properties acquired in 1994.

         b) At March 31, 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations in the first quarter of 1994. This security was sold in May, 1994 for its March 31, 1994 realizable value.

         c) During 1994, WRIT was audited by a State Unclaimed Property Division resulting in an assessment to WRIT of $270,521. This amount was charged to operations in the fourth quarter of 1994.

Interest expense was $614,162 for the year of 1994 as a result of the $9,000,000 advance on the credit commitment on June 1, 1994 for the acquisitions of Tycon Plaza and an additional advance of $9,000,000 for the acquisition of The Shoppes of Foxchase on June 30, 1994. (See Note F). Interest expense for 1993 was $61,462. This declined significantly from interest expense of $454,382 for 1992. In 1992, WRIT prepaid four of its mortgages, and in April, 1993, WRIT prepaid its only remaining mortgage.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized equity share offerings, long-term fixed interest rate debt, lines of credit and cash flow from operations for its capital needs. The WRIT philosophy has been to acquire real estate with strong growth potential and to improve its real estate holdings through carefully planned additions or improvements to generate higher rental income, to reduce operating expenses or both.

In February 1994, WRIT purchased land adjacent to its Wheaton Park shopping center for a contract purchase price of $173,000. WRIT plans to add additional retail and parking space to the center. On June 1, 1994 WRIT acquired Tycon Plaza in Vienna, Virginia at a contract purchase price of $21,250,000. Tycon Plaza consists of two office buildings containing approximately 293,000 rentable square feet. WRIT borrowed $9,000,000 and invested $12,800,000 of its own funds for the purchase. On June 30, 1994 WRIT acquired The Shoppes at Foxchase in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has approximately 128,000 rentable square feet. WRIT borrowed $9,000,000 for this acquisition.

Cash and marketable investment securities totaled approximately $2,736,000 at December 31, 1994. In addition to the 1994 acquisitions, 1994 capital improvements were approximately $5,787,000. Capital improvements to WRIT properties in 1993 and 1992 were approximately $4,712,000 and $3,410,000, respectively.

During 1993 and 1992, WRIT paid $1,088,000 and $9,715,000, respectively, in the retirement of its last five mortgages.

External sources of capital are available to WRIT from its existing unsecured credit commitments as described in Notes F and K to the financial statements and management believes that additional sources of capital are available from selling additional shares and/or the issuance of debt.

Cash flow from operating activities has been more than adequate to meet dividend requirements.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions when appropriate. WRIT continues to pursue acquisition opportunities and capital improvement projects to enhance long-term growth.

WRIT is a qualified real estate investment trust (REIT), and is not required to pay income taxes since it distributes substantially all of its real estate trust taxable income to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to WRIT's 1995 Annual Meeting Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to WRIT's 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to WRIT's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to WRIT's 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) The following documents are filed as a part of this Report:

1. Financial Statements: The following Financial Statements of Washington Real Estate Investment Trust and Report of Independent Accountants are included in this Report:

         Report of Independent Accountants.

         Balance Sheets at December 31, 1994 and 1993.

         Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

         Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

         Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

         Notes to Financial Statements.

2. Financial Statements: The following financial statement schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                                              Page
--------                                                                                              ----


  III     Real Estate and Accumulated Depreciation..................................................  26-27

   IV     Mortgage Note Receivable..................................................................  28

          Supplementary Information: Quarterly Financial Results (unaudited)........................  29

Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Financial Statements or Notes thereto.

3. Exhibits: The exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The registrant's proxy statement is to be filed with the Commission on or about April 21, 1995.

(b) Reports on Form 8-K: Form 8-K was filed on June 30, 1994 with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WASHINGTON REAL ESTATE INVESTMENT TRUST


                                    By    / s /  Edmund B. Cronin, Jr.
                                      -------------------------------------

Date:  March 30, 1995
                                          Edmund B. Cronin, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----
/ s /  Arthur A. Birney                            Chairman and                               March 30, 1995
----------------------------------                 Trustee
Arthur A. Birney

/ s /  William N. Cafritz                          Trustee                                    March 30, 1995
----------------------------------
William N. Cafritz

/ s / Benjamin H. Dorsey                           Secretary,
----------------------------------                 General Counsel
                                                   and, Trustee                               March 30, 1995

/ s / David M. Osnos                               Trustee, Retired Chairman                  March 30, 1995
----------------------------------                 and Chief Executive Officer
David M. Osnos

/ s / Stanley P. Snyder                            Trustee                                    March 30, 1995
----------------------------------
Stanley P. Snyder

/ s / Larry E. Finger                              Vice President, Finance
----------------------------------                 and Chief Financial Officer                March 30, 1995
Larry E. Finger

/ s / B. Franklin Kahn                             Trustee                                    March 30, 1995
----------------------------------
B. Franklin Kahn

/ s / Laura M. Franklin
----------------------------------                 Assistant Vice President, Finance          March 30, 1995
Laura M. Franklin

                      Report of Independent Accountants



To the Trustees and Shareholders of
Washington Real Estate Investment Trust


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2) on page 14 present fairly, in all material respects, the financial position of Washington Real Estate Investment Trust at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Washington, D.C.
February 22, 1995

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS


                                                                   December 31,          December 31,
                                                                       1994                  1993
                                                                   -------------         -------------
Assets
  Real estate at cost                                              $206,377,733          $170,461,454
  Accumulated depreciation                                          (36,588,540)          (33,255,332)
                                                                   -------------         -------------
                                                                    169,789,193           137,206,122
  Mortgage note receivable                                              800,000               800,000
                                                                   -------------         -------------
          Total investment in real estate                           170,589,193           138,006,122

  Cash and cash equivalents                                           1,301,393             1,759,471
  Marketable investment securities                                    1,434,790            16,284,832
  Rents and other receivables, net of allowance for doubtful
     accounts of $650,356 and $307,699, respectively                  2,207,069             2,473,024
  Prepaid expenses and other assets                                   3,273,665             3,487,203
                                                                   -------------         -------------
                                                                   $178,806,110          $162,010,652
                                                                   =============         =============




Liabilities
  Accounts payable and other liabilities                             $2,975,691            $1,696,986
  Tenant security deposits                                            1,517,762             1,318,464
  Advance rents                                                       1,653,557             1,647,146
  Line of credit payable                                             18,000,000                -
                                                                   -------------         -------------
                                                                     24,147,010             4,662,596
                                                                   -------------         -------------



Shareholders' Equity
  Shares of beneficial interest, unlimited authorization,
    without par value                                               139,340,435           142,029,391
  Undistributed  gains on real estate dispositions                   15,318,665            15,318,665
                                                                   -------------         -------------
                                                                    154,659,100           157,348,056
                                                                   -------------         -------------
                                                                   $178,806,110          $162,010,652
                                                                   =============         =============

                See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                           STATEMENTS OF OPERATIONS



                                                                 Year Ended December 31,
                                                         1994              1993              1992
                                                     ------------      ------------      ------------
Real estate rental revenue                           $45,511,482       $39,375,282       $34,132,217
Real estate expenses                                 (14,030,844)      (11,829,702)      (10,330,285)
                                                     ------------      ------------      ------------
                                                      31,480,638        27,545,580        23,801,932
Depreciation                                          (3,978,301)       (3,655,802)       (3,421,612)
                                                     ------------      ------------      ------------
Income from real estate                               27,502,337        23,889,778        20,380,320



Other income (expense)                                  (550,276)        1,496,326         3,310,863
Interest expense                                        (614,162)          (61,462)         (454,382)
General and administrative                            (3,215,659)       (2,818,423)       (2,807,537)
                                                     ------------      ------------      ------------

Income before gain on sale of real estate             23,122,240        22,506,219        20,429,264

Gain on sale of real estate                               -                741,217           ---
                                                     ------------      ------------      ------------

Net income                                           $23,122,240       $23,247,436       $20,429,264
                                                     ============      ============      ============

Income before gain on sale of real estate per share        $0.82             $0.80             $0.76
                                                     ============      ============      ============

Net income per share                                       $0.82             $0.82             $0.76
                                                     ============      ============      ============



                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                         Undistributed
                                                                                            Gains on
                                                    Shares of Beneficial                  Real Estate
                                                            Interest      Amount          Dispositions
                                                    --------------------  -------         -------------

Balance, December 31, 1991                            17,062,768       $104,625,600        $15,318,665
Net income                                                               20,429,264
Dividends                                                               (22,513,368)
Net proceeds from sale of shares                       2,497,000         39,890,863
Shares issued for 3-for-2 share split                  8,530,282            (40,554)
Share options exercised                                  121,337          1,316,055
                                                      ----------       ------------        -----------
Balance, December 31, 1992                            28,211,387        143,707,860         15,318,665
Net  income                                                              22,506,219
Gain on sale of real estate                                                                    741,217
Dividends                                                               (24,380,361)          (741,217)
Share options exercised                                   16,218            195,673
                                                      ----------       ------------        -----------
Balance, December 31, 1993                            28,227,605        142,029,391         15,318,665
Net  income                                                              23,122,240
Dividends                                                               (25,981,388)
Share options exercised                                   14,939            170,192
                                                      ----------       ------------        -----------
Balance, December 31, 1994                            28,242,544       $139,340,435        $15,318,665
                                                      ==========       ============        ===========

                See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                           STATEMENTS OF CASH FLOWS



                                                                              Year Ended December 31,
                                                                      1994              1993              1992
                                                                  ------------      ------------      -----------
Cash Flow From Operating Activities
  Net income                                                      $23,122,240       $23,247,436       $20,429,264
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                      3,978,301         3,655,802         3,421,612
  Changes in other assets and liabilities                           1,918,696        (1,129,861)         (120,141)
  Gain on sale of property                                             -               (741,217)           -
   Loss on sale of marketable investment securites                    799,571            -                 -
                                                                  ------------      ------------      -----------
    Cash flow from operating activities                            29,818,808        25,032,160        23,730,735
                                                                  ------------      ------------      -----------

Cash Flow From Investing Activities
  Improvements to real estate                                      (5,786,977)       (4,711,662)       (3,410,263)
  Real estate acquisitions                                        (30,729,184)      (11,049,907)      (35,056,567)
  Purchases of marketable investment securities                   (34,995,496)      (15,524,945)      (92,906,567)
  Maturities and sales of marketable investment securities         49,045,967        53,000,435        76,960,642
  Proceeds from the sale of real property                              -                176,000            -
  Payments received on mortgage note receivable
      for sale of property                                             -                 74,000            -
                                                                  ------------      ------------      -----------
    Net cash (used in) provided by  investing activities          (22,465,690)       21,963,921       (54,412,755)
                                                                  ------------      ------------      -----------

Cash Flow From Financing Activities
  Dividends paid                                                  (25,981,388)      (24,380,361)      (22,513,368)
  Distribution of gain on sale of real estate                          -               (741,217)           -
  Short-term bank loan                                                 -                 -             21,000,000
  Repayment of short-term bank loan                                    -            (21,000,000)           -
  Mortgage principal payments                                          -                (27,269)         (499,030)
  Mortgage principal retirements                                       -             (1,087,924)       (9,715,147)
   Borrowings - Line of credit                                     18,000,000
  Net proceeds from sale of shares                                     -                 -             39,890,863
  Other changes in shareholders' equity, net                          170,192           195,673         1,275,501
                                                                  ------------      ------------      -----------
    Net cash flow (used in) provided by  financing activities      (7,811,196)      (47,041,098)       29,438,819
                                                                  ------------      ------------      -----------
Net (decrease)  in cash and cash equivalents                         (458,078)          (45,017)       (1,243,201)
Cash and cash equivalents at beginning of year                      1,759,471         1,804,488         3,047,689
                                                                  ------------      ------------      -----------
Cash and cash equivalents at end of year                           $1,301,393        $1,759,471        $1,804,488
                                                                  ============      ============      ===========
Supplemental disclosure of cash flow information
Cash paid during the year for interest                             $  514,811        $   61,462        $  454,382
                                                                  ============      ============      ===========


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE A: ACCOUNTING POLICIES
Washington Real Estate Investment Trust (WRIT) operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). According to the Code, a trust which distributes at least 95% of its real estate trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

Cash equivalents consist of investments readily convertible to known amounts of cash generally with original maturities of 90 days or less.

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with terms of generally three to five years. WRIT recognizes rental income from its residential and commercial leases when earned, which is not materially different than revenue recognition on a straight line basis.

Buildings and improvements are depreciated on a straight-line basis over estimated useful lives not exceeding 50 and 30 years, respectively. Depreciation expense for Federal income tax purposes differs from that reported for financial statement purposes due to the use of different lives and depreciation methods. As of December 31, 1994 the net assets as reported in WRIT's financial statements exceeded the net basis for Federal Income Tax purposes by 14,571,577 due to a lower basis of certain real estate assets acquired by tax free exchanges.

Cash equivalents, marketable investment securities, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents and line of credit payable are carried at amounts which reasonably approximate their fair values.

Disclosure about fair value of financial instruments are based on pertinent information available to WRIT as of December 31, 1994. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the carrying amounts.

NOTE B: MARKETABLE INVESTMENT SECURITIES
Marketable investment securities are considered available for sale and at December 31, 1994 and 1993, the carrying value approximates market. Marketable investment securities, including accrued interest, consist of the following:

                                                                                 December 31,
                                                                          1994                  1993
                                                                    ---------------      -----------------
U.S. Government and U.S. Government agency obligations              $     1,384,790      $      14,138,327
Federally insured certificates of deposit                                    50,000                 50,000
Corporate notes and other                                                    -                   2,096,505
                                                                    ---------------       ----------------
                                                                    $     1,434,790       $     16,284,832
                                                                    ===============       ================

At December 31, 1994, one hundred percent (100%) of the portfolio matures in less than one year.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                          December 31,
                                                                    1994                   1993
                                                            --------------           --------------
                 Office buildings                           $   88,968,658           $   64,853,787
                 Apartment buildings                            26,369,011               25,165,713
                 Shopping centers                               65,921,524               55,634,752
                 Business centers                               25,118,540               24,807,202
                                                            --------------           --------------

                                                              $206,377,733             $170,461,454
                                                            ==============           ==============

On June 1, 1994, WRIT acquired Tycon Plaza, two office buildings with approximately 293,000 square feet in Vienna, Virginia, at a contract purchase price of $21,250,000. On June 30, 1994 WRIT acquired The Shoppes of Foxchase, a shopping center located in Alexandria, Virginia at a contract purchase price of $8,800,000. The center has approximately 128,000 rentable square feet. In June 1993, WRIT sold its headquarters building for $1,050,000 and recognized a gain of $741,217. Proceeds received were $176,000 in cash and $874,000 in a mortgage note receivable. The mortgage bears interest at 9% and matures in June 1996. Principal payments received in 1993 totaled $74,000. Interest only is payable monthly from December 1993 until June, 1996. At that time, all accrued and unpaid interest and principal are due in full. At December 31, 1994, the fair value of the mortgage note receivable approximates its carrying amount.

NOTE D: MORTGAGES
During 1993, WRIT paid in full its only remaining mortgage, which had a principal balance of $1,115,193 at December 31, 1992. The mortgage had an interest rate of 8.5%. Interest paid on mortgages during the years ended December 31, 1993 and 1992 was $61,462 and $454,382, respectively.

NOTE E: SHORT - TERM BANK LOAN
WRIT borrowed $21,000,000 for the purchase of Montgomery Village Shopping Center on December 29, 1992. The loan was repaid on January 22, 1993 from the proceeds of the sale of certain marketable investment securities which had served collateral for the loan. The interest income and realized gain from the sale of the marketable investment securities exceeded the 4.6% fixed interest paid to the bank for the 25 days the loan was outstanding.

NOTE F:  LINE OF CREDIT PAYABLE
On June 1, 1994, WRIT obtained an unsecured interim credit commitment from a bank in the amount of $20,000,000 for the express purpose of purchasing income producing property. On June 1, 1994, WRIT borrowed $9,000,000 on this credit facility for the acquisition of Tycon Plaza and on June 30, 1994, WRIT borrowed an additional $9,000,000 for the purchase of The Shoppes of Foxchase. Interest only was payable monthly on the unpaid principal balance at the rate of LIBOR plus 1.10%. At June 30, 1994 this rate was approximately 5.7%. On August 26, 1994, the $20,000,000 interim credit commitment was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advances of $18,000,000 were transferred to this new commitment. Borrowings of $18,000,000 as of December 31, 1994 bear interest at the rate of 6.3125% until May 25, 1995. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due August 25, 1995 and can be prepaid prior to this date without any pre-payment fee. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE F: LINE OF CREDIT PAYABLE - (continued)
This credit agreement provides the option to WRIT to convert any advances or portions thereof into a term loan at any time after February 26, 1995 and prior to August 25, 1995. The principal amount of each term loan, if any, shall be repaid on August 26, 1998. Such term loan(s) may be prepaid subject to a prepayment fee.

The $25,000,000 credit commitment, requires WRIT to pay the lender an unused commitment fee at the rate of 0.25% per annum, on the amount by which $25,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning September, 1994 until August 25, 1995. This commitment also contains certain covenants which WRIT is required to meet periodically.

NOTE G: SHARES OF BENEFICIAL INTEREST AND DIVIDENDS
Net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. The weighted average shares outstanding were 28,239,420, 28,223,307 and 26,910,046 in 1994, 1993 and
1992, respectively.

The following is a breakdown of the taxable percentage of WRIT's dividends for 1994, 1993 and 1992, respectively:

                          Ordinary Income          Capital Gain              Return of Capital
                          ---------------          ------------              -----------------
         1994                      90.54%                   --                          9.46%
         1993                      95.80%                2.60%                          1.60%
         1992                      98.00%                2.00%                             --

NOTE H: SHARE OPTIONS
WRIT maintains an Incentive Share Option Plan under which up to 1,348,829 shares may be awarded to eligible employees. Options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Activity under the plan is summarized below:

                                   Number                                            Options
                                  of Shares                 Option Price             Exercisable
                                  ---------                 ------------             -----------
Balance,
  December 31, 1991                262,006                  $ 7.07 - $15.21          154,974
  Granted                           23,788                   18.62
  Exercised                        (91,337)                   7.07 -  15.21
  Canceled                          (1,315)                  15.21
                                    -------

Balance,
  December 31, 1992                193,142                    7.07 -  18.62          101,986
  Exercised                        (16,218)                   7.07 -  15.21
                                  ---------

Balance,
  December 31, 1993                176,924                    7.07 -  18.62          119,394
  Granted                           57,798                  15.1875- 20.625
   Exercised                       (14,939)                   7.07 -  15.21
   Canceled                        (23,642)                  12.79 - 20.625
                                  ---------
Balance,
  December 31, 1994                196,141                  $ 8.09 - $20.625         100,868

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE H: SHARE OPTIONS - (continued)
On June 27, 1990, the then President/Chairman of the Trustees was granted non-qualified share options for 150,000 shares at $11.71, the per share market price on that day. These options are exercisable 20% at date of grant and 20% upon each anniversary over a four year period. Share options of 60,000 in 1991 and 30,000 in 1992 were exercised leaving 60,000 remaining to be exercised at December 31, 1994.

On December 14, 1994, the President/Chief Operating Officer of WRIT was granted non-qualified share options for 9,091 shares at the June 1, 1994 market price of $19.25. These shares are exercisable 50% after the first anniversary date of December 14, 1995 and 50% exercisable after the second anniversary date of December 14, 1996.

NOTE I: PENSION PLAN
WRIT maintains a noncontributory defined benefit pension plan for all eligible employees. Benefits under the plan are generally based on years of service and final average pay. The pension assets include U.S. Government Agency obligations, U.S. Treasury money market fund and interest-bearing certificates of deposit. Pension costs are accrued and funded annually from entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. Pension costs were $90,000, $164,000 and $293,000 in 1994, 1993 and 1992, respectively. The actual return (loss) on plan assets was $27,000, $(31,000) and $19,000 for 1994, 1993 and 1992
respectively. The assumed long-term rate of return is 8.00%. Plan obligations in excess of amounts permitted under the Tax Equity and Fiscal Responsibility Act of 1982 are accrued as a liability of WRIT and included in total pension cost. The funded status of the plan is:

                                                                              December 31,
                                                                          1994             1993
                                                                    -------------    -------------
Actuarial present value of
   benefit obligations:
         Vested benefit obligation                                   $3,269,000       $3,295,000
         Accumulated benefit obligation                               3,271,000        3,299,000
  Projected benefit obligation                                        3,364,000        3,440,000
  Plan assets at market value                                         3,281,000        3,235,000

The liabilities are calculated using an assumed rate of compensation increase of 5.00% and an assumed discount rate of 8.00% for December 31, 1994 and 1993.

NOTE J: RENTALS UNDER OPERATING LEASES
Noncancelable commercial operating leases provide for minimum rental income during each of the next five years of approximately $26,555,361, $20,784,277, $15,003,482, $10,222,438, $7,790,060 and $13,832,568 thereafter. Apartment leases are not included as they are generally for one year. Many of these commercial rentals increase in future years based on changes in the Consumer Price Index. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $428,000, $447,000 and $480,000 in 1994, 1993 and 1992 respectively.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE K: SUBSEQUENT EVENTS

On January 26, 1995, WRIT acquired an office building, 6110 Executive Boulevard, with 200,000 net rentable square feet of office plus a three-story parking deck in Rockville, Maryland, for a contract purchase price of $16,380,000. WRIT borrowed $16,000,000 on a short-term bank loan from a bank at the bank's then prime-rate of 8.50%. This loan matures 45 days from January 25, 1995 and is to be replaced by an unsecured line of credit from the same bank at an anticipated lower rate of interest.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST        SCHEDULE III
        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                                                  Gross Amounts at which carried at
                                                   Initial Cost (b)                   Net                 December 31, 1994
                                                   ---------------------------    Improvements    ---------------------------------
                                                                    Building      (Retirements)                         Buildings
                                                                      and            since                                 and
Properties                        Location             Land       Improvements    Acquisition           Land          Improvements
------------------------  -----------------------  -----------  --------------   -------------    -----------------  --------------
SHOPPING CENTERS
Concord Centre            Virginia                    $412,500        $850,038      $2,603,703             $412,500      $3,453,741
Bradlee                   Virginia                   4,151,583       5,428,251       3,401,158            4,151,583       8,829,409
Clairmont                 Maryland                     154,739         891,608         629,950              154,739       1,521,558
Dover Mart                Delaware                     243,500         463,858         657,088              243,500       1,120,946
Jenifer One               Washington, D.C.           1,549,262       4,304,434         854,078            1,549,262       5,158,512
Prince William Plaza      Virginia                     171,482         820,465         336,919              171,482       1,157,384
Takoma Park               Maryland                     415,200       1,084,453           1,203              415,200       1,085,656
Westminster               Maryland                     552,745       1,889,032       1,641,354              552,745       3,530,386
Wheaton Park              Maryland                     622,908         856,683         688,923              622,908       1,545,606
Montgomery Village        Maryland                  11,624,500       9,105,262         445,832           11,624,500       9,551,094
Foxchase                  Virginia                   5,838,138       2,979,469         251,206            5,838,138       3,230,675
                                                   -----------  --------------   -------------    -----------------  --------------
                                                    25,736,557      28,673,553      11,511,414           25,736,557      40,184,967
                                                   -----------  --------------   -------------    -----------------  --------------
OFFICE BUILDINGS
Writ Building             Maryland                     222,000       1,690,497       2,888,861              222,000       4,579,358
1901 Pennsylvania Ave.    Washington, D.C.             891,600       3,481,239       2,965,796              891,600       6,447,035
One Metro Square          Maryland                     840,000      10,868,917       5,129,995              840,000      15,998,912
444 N. Frederick Ave.     Maryland                     812,901       3,817,459       1,176,654              812,901       4,994,113
7700 Leesburg Pike        Virginia                   3,669,464       4,000,406       2,081,989            3,669,464       6,082,395
Arlington Financial       Virginia                   3,000,000       3,293,122         135,635            3,000,000       3,428,757
515 King Street           Virginia                   4,102,276       3,931,408         595,207            4,102,276       4,526,615
Lexington Office Bldg.    Maryland                   1,179,700       1,262,472          92,810            1,179,700       1,355,282
Saratoga Office Bldg.     Maryland                   1,464,140       1,554,284         304,167            1,464,140       1,858,451
Brandywine Center         Maryland                     718,180         735,381          97,240              718,180         832,621
Tycon II                  Virginia                   3,261,965       7,242,691         180,186            3,261,965       7,422,877
Tycon III                 Virginia                   3,254,670       7,794,189         231,157            3,254,670       8,025,346
                                                   -----------  --------------   -------------    -----------------  --------------
                                                    23,416,896      49,672,065      15,879,697           23,416,896      65,551,762
                                                   -----------  --------------   -------------    -----------------  --------------

APARTMENT BUILDINGS
Country Club Towers       Virginia                     299,389       2,561,473       2,224,750              299,389       4,786,223
Munson Hill Towers        Virginia                    (a)            3,337,038       3,413,597             (a)            6,750,635
Park Adams                Virginia                     286,588       1,653,833       2,273,518              286,588       3,927,351
Roosevelt Towers          Virginia                     335,831       1,996,340       1,510,216              335,831       3,506,556
Wiltshire North           Washington, D.C.             419,483       2,678,440       3,378,515              419,483       6,056,955
                                                   -----------  --------------   -------------    -----------------  --------------
                                                     1,341,291      12,227,124      12,800,596            1,341,291      25,027,720
                                                   -----------  --------------   -------------    -----------------  --------------
BUSINESS CENTERS
Pepsi-Cola                Maryland                     759,927       1,791,754       1,510,933              759,927       3,302,687
Capitol Freeway           Washington, D.C.             300,000       1,204,748       2,613,218              300,000       3,817,966
Dept. of Commerce         Virginia                     346,817       1,008,864       1,248,369              346,817       2,257,233
Fullerton                 Virginia                     950,000       3,317,305         604,879              950,000       3,922,184
Sharp Electronics         Virginia                     391,490       1,059,291         336,630              391,490       1,395,921
Shirley-395               Virginia                     652,474       1,264,695         935,777              652,474       2,200,472
V Street                  Washington, D.C.             125,500         317,019         132,983              125,500         450,002
Charleston                Maryland                   2,044,930       2,090,821         110,116            2,044,930       2,200,937
                                                   -----------  --------------   -------------    -----------------  --------------
                                                     5,571,138      12,054,497       7,492,905            5,571,138      19,547,402
                                                   -----------  --------------   -------------    -----------------  --------------

    Totals                                         $56,065,882    $102,627,239     $47,684,612          $56,065,882    $150,311,851
                                                   ===========  ==============   =============    =================  ==============

                          Gross Amounts at
                          which carried at
                          December 31, 1994    Accumulated
                          -----------------   Depreciation
                                                   at
                                               December 31,     Year of         Date of            Net Rentable       Depreciation
Properties                    Total (d)           1994       Construction     Acquisition        Square Feet (f)        Life (c)
------------------------  -----------------   ------------   ------------  -------------------   ---------------     --------------
SHOPPING CENTERS
Concord Centre              $3,866,241           $839,476       1960       December       1973            76,383     33 Years
Bradlee                     12,980,992          2,450,123       1955       December       1984           167,974     40 Years
Clairmont                    1,676,297            581,326       1965       December       1976            40,455     39 Years
Dover Mart                   1,364,446            368,463       1960       January        1973            44,044     40 Years
Jenifer One                  6,707,774            846,798       1975       September      1985            39,304     50 Years
Prince William Plaza         1,328,866            545,386       1967       August         1968            53,999     50 Years
Takoma Park                  1,500,856            712,157       1962       July           1963            58,811     50 Years
Westminster                  4,083,131          1,613,031       1969       September      1972           171,531     37 Years
Wheaton Park                 2,168,514            374,488       1967       September      1977            46,716     49 Years
Montgomery Village          21,175,594            369,991       1969       December       1992           196,464     50 Years
Foxchase                     9,068,813             37,659       1960       June           1994           127,564     50 Years
                          ------------        -----------                                        ---------------
                            65,921,524          8,738,898                                              1,023,245
                          ------------        -----------                                        ---------------
OFFICE BUILDINGS
Writ Building                4,801,358          1,165,501       1965       August         1979            65,885     31 Years
1901 Pennsylvania Ave.       7,338,635          2,677,851       1960       May            1977            96,506     28 Years
One Metro Square            16,838,912          4,977,099       1975       August         1979           208,243     41 Years
444 N. Frederick Ave.        5,807,014            372,282       1981       October        1989            65,809     50 Years
7700 Leesburg Pike           9,751,859            311,872       1976       October        1990           122,257     50 Years
Arlington Financial          6,428,757            170,044       1963       June           1992            51,655     50 Years
515 King Street              8,628,891            188,061       1966       July           1992            78,073     50 Years
Lexington Office Bldg.       2,534,982             21,502       1970       November       1993            47,751     50 Years
Saratoga Office Bldg.        3,322,591             22,067       1977       November       1993            59,014     50 Years
Brandywine Center            1,550,801             15,520       1969       November       1993            34,982     50 Years
Tycon II                    10,684,842             86,702       1981       June           1994           141,043     50 Years
Tycon III                   11,280,016             93,459       1978       June           1994           151,670     50 Years
                          ------------        -----------                                        ---------------
                            88,968,658         10,101,960                                              1,122,888
                          ------------        -----------                                        ---------------
APARTMENT BUILDINGS
Country Club Towers          5,085,612          2,284,099       1965       July           1969           276,000     35 Years
Munson Hill Towers           6,750,635          3,171,524       1963       January        1970           340,000     33 Years
Park Adams                   4,213,939          1,709,657       1959       January        1969           210,000     35 Years
Roosevelt Towers             3,842,387          1,743,526       1964       May            1965           229,000     40 Years
Wiltshire North              6,476,438          3,439,617       1951       January        1963           242,000     30 Years
                          ------------        -----------                                        ---------------
                            26,369,011         12,348,423                                              1,297,000
                          ------------        -----------                                        ---------------
BUSINESS CENTERS
Pepsi-Cola                   4,062,614            416,761       1971       October        1987            68,750     40 Years
Capitol Freeway              4,117,966          1,342,909       1940       July           1974           145,000     25 Years
Dept. of Commerce            2,604,050          1,335,973       1964       December       1971           105,000     43 Years
Fullerton                    4,872,184            693,776       1980       September      1985           103,339     50 Years
Sharp Electronics            1,787,411            227,642       1965       December       1986            29,000     40 Years
Shirley-395                  2,852,946          1,142,223       1960       September      1961           112,585     40 Years
V Street                       575,502            191,853       1960       October        1973            30,753     40 Years
Charleston                   4,245,867             48,122       1973       Novemeber      1993            85,267     50 Years
                          ------------        -----------                                        ---------------
                            25,118,540          5,399,260                                                679,694
                          ------------        -----------                                        ---------------

    Totals                $206,377,733        $36,588,540                                              4,122,827
                          ============        ===========                                        ===============

Notes:

   (a) The site of Munson Hill Towers is rented under a lease requiring annual payments of $22,590 until the expiration of the lease in 2060.

   (b) The purchase of real estate investments has been divided between land and buildings and improvements on the basis of valuations by the Trust.

   (c) The useful life shown is for the main structure. Building improvements are depreciated over various useful lives ranging from 3 to 50 years.

   (d) At December 31, 1994 total land, buildings and improvements are carried at $191,806,156 for federal income tax purposes.

   (e) At December 31, 1994, there were no encumbrances on any of the properties.

   (f) Residential properties are presented in gross square feet.

                   WASHINGTON REAL ESTATE INVESTMENT TRUST         SCHEDULE III
       SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                                                       Continued

     The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1994, 1993, and 1992:

                                                                                   Year Ended December 31,

                                                                             1994           1993           1992
                                                                         ------------------------------------------
REAL ESTATE ASSETS

Balance, beginning of period                                             $170,461,454   $155,765,010   $117,575,741

Additions - property acquisitions                                          30,729,184     11,049,907     35,056,567
             - improvements                                                 5,786,977      4,711,662      3,410,263

Deductions - write-off of fully
                depreciated assets                                           (599,882)      (410,783)      (277,561)


             - sale of 4936 Fairmont                                          -             (654,342)       -
                                                                         ------------------------------------------

Balance, end of period                                                   $206,377,733   $170,461,454   $155,765,010
                                                                         ==========================================

ACCUMULATED DEPRECIATION

Balance, beginning of period                                              $33,255,332    $30,460,618    $27,358,995

Additions - depreciation (a)                                                3,933,090      3,616,190      3,379,184

Deductions - write-off of fully
                depreciated assets                                           (599,882)      (410,783)      (277,561)
            - sale of 4936 Fairmont                                           -             (410,693)
                                                                         ------------------------------------------

Balance, end of period                                                    $36,588,540    $33,255,332    $30,460,618
                                                                         ==========================================

   (a) Total depreciation charged to income in 1994, 1993, and 1992, respectively, consists of the following:

                                                                              1994          1993            1992
                                                                         ------------------------------------------
            Depreciation on real estate investments                        $3,933,090     $3,616,190     $3,379,184
            Depreciation on office furniture, fixtures
              and equipment                                                    45,211         39,612         42,428
                                                                         ------------------------------------------

                                                                           $3,978,301     $3,655,802     $3,421,612
                                                                         ==========================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                           MORTGAGE NOTE RECEIVABLE                SCHEDULE IV


                                                     Final             Periodic                         Face         Carrying
                                      Interest     Maturity             Payment              Prior    Amount of     Amount of
Description                             Rate         Date                Terms               Liens    Mortgages    Mortgages(2)
-------------------------------------------------------------------------------------------------------------------------------
                                                               Interest only from
                                                               July 1, 1993 until Dec.
                                                               28, 1993.  On Dec. 28,
                                                               1993, principal payment
                                                               of $70,000 due.  Interest
                                                               only from Dec. 28, 1993
                                                               until final maturity date
Mortgage note receivable                                       of June 28, 1996 at which
dated June 28, 1993, secured                                   time all accrued and unpaid
by a first lien deed of trust and                              interest and principal are
security agreement                      9.00%   June 28, 1996  due in full.                   N/A     $874,000      $800,000(1)


                                         Principal
                                         Amount of
                                          Mortgage
                                         subject to
                                         delinquent
                                        principal or
Description                               interest
------------------------------------------------------
Mortgage note receivable
dated June 28, 1993, secured
by a first lien deed of trust and
security agreement                          None


(1)  Reconciliation of Carrying Amount:

Face amount July 1, 1993                      $874,000

Principal  payment  Dec. 28, 1993              (74,000)
                                            ----------

Carrying amount at Dec. 31, 1994 and 1993     $800,000
                                            ==========



(2) Aggregate cost is equal to cost for Federal income tax purposes.

SUPPLEMENTARY INFORMATION:
QUARTERLY FINANCIAL RESULTS (Unaudited)


                                                                     Quarter

          1994                                  First         Second        Third         Fourth
          ----                                  -----         ------        -----         ------
Real estate rental revenue                   $11,312,489   $10,758,614   $11,759,339   $11,681,040
Net income from operations                     5,805,007     5,827,737     5,846,949     5,642,547
Net income from operations per share               $0.21         $0.21         $0.21         $0.20

          1993
          ----
Real estate rental revenue                    $9,758,105    $9,713,873    $9,904,958    $9,998,346
Net income from operations                     5,770,868     5,580,892     5,535,365     5,619,095
Net income from operations per share               $0.20         $0.20         $0.20         $0.20

          1992
          ----
Real estate rental revenue                    $8,478,402    $8,186,741    $8,866,761    $8,600,313
Net income from operations                     4,901,906     4,766,036     5,522,894     5,238,428
Net income from operations per share               $0.19         $0.19         $0.20         $0.19