Form 10-Q
period 1995-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1995-05-15
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
(  )   TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

      FOR QUARTER ENDED  March 31, 1995        COMMISSION FILE NO. 1-6622
                         --------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        DISTRICT OF COLUMBIA                                     53-0261100
- ---------------------------------------------------------------       -----------------------------------
  (State or other jurisdiction of incorporation or organization)      (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
- -----------------------------------------------------------------------------
           (Address of principal executive office)         (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                          --------------

- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  28,242,544
- -----------------------------------------------------------------------------


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


                                     Part I

                             FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Operations, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1994 included in the Trust's 1994 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART I
                         ITEM I.  FINANCIAL  STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS

                                           (Unaudited)
                                            March 31,           December 31,
                                              1995                  1994
                                         --------------       ---------------
Assets
  Real estate at cost                     $225,584,857          $206,377,733
  Accumulated depreciation                 (37,663,757)          (36,588,540)
                                         --------------       ---------------
                                           187,921,100           169,789,193
  Mortgage note receivable                     800,000               800,000
                                         --------------       ---------------
      Total Investment in Real Estate      188,721,100           170,589,193

  Cash and cash equivalents                    957,998             1,301,393
  Marketable investment securities              50,000             1,434,790
  Rents and other receivables                2,372,049             2,207,069
  Prepaid expenses and other assets          2,932,914             3,273,665
                                         --------------       ---------------

                                          $195,034,061          $178,806,110
                                         ==============       ===============



Liabilities
  Accounts payable and other liabilities    $3,701,695            $2,975,691
  Tenant security deposits                   1,644,972             1,517,762
  Advance rents                              1,647,094             1,653,557
  Lines of credit payable                   34,000,000            18,000,000
                                         --------------       ---------------

                                            40,993,761            24,147,010
                                         --------------       ---------------


Shareholders' Equity
  Shares of beneficial interest,
    unlimited authorization, without
    par value                              138,721,635           139,340,435
  Undistributed  gains on real estate
    dispositions                            15,318,665            15,318,665
                                         --------------       ---------------

                                           154,040,300           154,659,100
                                         --------------       ---------------

                                          $195,034,061          $178,806,110
                                         ==============       ===============



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended Mar. 31,
                                                                1995             1994
                                                           -------------     ------------
Real estate rental revenue                                  $12,463,950      $11,312,489
Real estate expenses                                         (3,896,236)      (3,280,084)
                                                           -------------     ------------
                                                              8,567,714        8,032,405
Depreciation                                                 (1,075,217)        (922,373)
                                                           -------------     ------------
Income from real estate                                       7,492,497        7,110,032

Other income (expense)                                          101,928         (654,209)
Interest expense                                               (531,625)         -
General and administrative                                     (903,389)        (650,816)
                                                           -------------     ------------

Net Income                                                    6,159,411        5,805,007
                                                           =============     ============


Per share information based on
    the weighted average number
    of shares outstanding

    Shares                                                   28,242,544       28,232,561

    Net income                                                    $0.22            $0.21
                                                           =============     ============

    Dividends paid                                                $0.24            $0.23
                                                           =============     ============



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Three Months Ended March 31,
                                                                        1995                 1994
                                                                   -------------        -------------
Cash Flow From Operating Activities
  Net income                                                         $6,159,411           $5,805,007
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                        1,075,217              922,373
  Changes in other assets                                               175,773             (281,679)
  Changes in other liabilities                                          846,752              954,355
  Unrealized loss on marketable investment securities                     -                  799,571
                                                                   -------------        -------------

    Cash flow from operating activities                               8,257,153            8,199,627
                                                                   -------------        -------------


Cash Flow From Investing Activities
  Improvements to real estate                                        (2,690,892)          (2,076,049)
  Real estate acquisitions                                          (16,516,232)            (173,484)
  Maturities and sales of marketable investment securities            4,365,375           12,333,736
  Purchases of marketable investment securities                      (2,980,588)         (11,667,753)
                                                                   -------------        -------------

    Net cash (used in) investing activities                         (17,822,337)          (1,583,550)
                                                                   -------------        -------------


Cash Flow From Financing Activities
  Dividends paid                                                     (6,778,211)          (6,494,909)
  Borrowings -  Line of credit                                       16,000,000                -
  Net proceeds from stock options exercised                               -                  143,258
                                                                   -------------        -------------

    Net cash flow provided by (used in) financing activities          9,221,789           (6,351,651)
                                                                   -------------        -------------

Net (decrease) increase in cash and cash equivalents                   (343,395)             264,426
Cash and cash equivalents at beginning of period                      1,301,393            1,759,471
                                                                   -------------        -------------

Cash and cash equivalents at end of quarter                            $957,998           $2,023,897
                                                                   =============        =============


Supplemental disclosure of cash flow information:
- -------------------------------------------------
Cash paid during the quarter for interest                              $587,955                   $0
                                                                   =============        =============
Cash paid during the quarter for real estate taxes                     $229,126             $364,456
                                                                   =============        =============


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)





                                        Shares of Beneficial
                                        Interest Outstanding
                                               Shares                   Amount
                                        --------------------        -------------

Balance, December 31, 1994                     28,242,544             $139,340,435
Net income                                                               6,159,411
Dividends                                                               (6,778,211)
                                          ----------------             ------------

Balance, March 31, 1995                        28,242,544             $138,721,635
                                          ================            =============




                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1995 (Unaudited)

NOTE A: ACCOUNTING POLICIES
Washington Real Estate Investment Trust (WRIT) operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). According to the code, a trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

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

Buildings are depreciated on a straight-line basis over estimated useful lives
not exceeding 50 years.   Effective January 1, 1995, WRIT has revised its
estimate of depreciable lives for major capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 20 years. All tenant improvements are amortized using the straight-line method over 5 years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred.

Cash equivalents, marketable investment securities, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents and lines of credit payable are carried at amounts which reasonably approximate their fair values.

Disclosure about the fair value of financial instruments is based on pertinent information available to WRIT as of March 31, 1995. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the carrying amounts.


NOTE B: MARKETABLE INVESTMENT SECURITIES
Marketable investment securities are considered available for sale and at March 31, 1995, the carrying value approximates market. Marketable investment securities consist of the following:


       Federally insured certificates of deposit                       $ 50,000
                                                                        =======

At March 31, 1995, one hundred percent (100%) of the portfolio matures in less than one year.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1995 (Unaudited)


NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                March, 31
                                                                   1995
                                                              ------------
              Office buildings                                $106,316,954
              Apartment buildings                               26,561,961
              Shopping centers                                  67,531,667
              Business centers                                  25,174,276
                                                              ------------

                                                              $225,584,857
                                                              ============

On January 26, 1995 WRIT acquired an office building, 6110 Executive Boulevard, with approximately 198,000 rentable square feet of office space plus a three-story parking deck in Rockville, Maryland, for a contract purchase price of $16,380,000.

NOTE D:  LINES OF CREDIT PAYABLE
On January 26 , 1995 WRIT borrowed $16,000,000 on a short-term bank loan from a bank at the bank's then prime-rate of 8.5%. Interest only was payable monthly on the unpaid principal balance at the bank's corporate base rate. On March 8, 1995, the $16,000,000 short-term loan was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advance of $16,000,000 was transferred to this new commitment. Borrowings of $16,000,000 as of March 31, 1995 bear interest at the rate of 6.8% until September 8, 1995. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due January 31, 1999 and can be prepaid prior to this date subject to a yield maintenance obligation. All new advances under this commitment bear interest at LIBOR plus a spread based on WRIT's debt service coverage ratio.

The $25,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% in the first year, and 0.20% per annum thereafter, on the amount that the $25,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial and legal covenants which WRIT is required to meet periodically.

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

Income from real estate in the first quarter of 1995 of $7,492,497 increased 5% compared with $7,110,032 for the first quarter of 1994. This increase is primarily attributable to the Tycon Plaza office buildings acquired June 1, 1994, the Shoppes of Foxchase acquired June 30, 1994 and the 6110 Executive Boulevard office building acquired January 26, 1995.

Net Income for the three months ended March 31, 1995 in the amount of $6,159,411 or $.22 per share increased 6% from $5,805,007 or $.21 per share from the comparable quarter of 1994.

The average occupancy of 95% for the year 1994 decreased to 93% for the first quarter of 1995. This decrease is due primarily to vacancies at one of WRIT's office buildings, 1901 Pennsylvania Avenue and one shopping center, Chevy Chase
Metro Plaza.   In 1994, WRIT commenced a major capital improvement program at 1901 Pennsylvania Avenue in order to assure the expeditious lease-up of this property. On March 23, 1995 T.J. Maxx, a national retailer, took possession of 31,500 square feet of space at Chevy Chase Metro Plaza. This increases the occupancy level from 39% as of March 22, 1995 to 90% on the date of possession. The term of their lease is ten years.

Real estate operating expenses as a percentage of revenue was 31% for the three months ended March 31, 1995 as compared to 29% for the comparable period of 1994. This increase is attributable to the decline in occupancy levels in the first quarter of 1995 as compared to the first quarter of 1994 and to the fact that operating expenses as a percentage of revenues are higher for office building properties than all other property types within the WRIT portfolio. WRIT's percentage of office buildings within its entire real estate portfolio has increased from 39% at March 31, 1994 to 42% as of March 31, 1995 based on revenues. This increase is primarily attributable to the acquisitions of Tycon II and III office buildings in June, 1994 and 6110 Executive Boulevard in January, 1995.

In the first quarter of 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations. This amount is included in the $654,209 of other expense per the statement of operations at March 31, 1994.

Investment income declined for the three months ended March 31, 1995 compared to the same period of 1994 due to substantial funds previously invested in marketable securities being utilized for property acquisitions.

Interest expense was $531,625 for the quarter ended March 31, 1995 as a result of the $18,000,000 of outstanding advances on the line of credit obtained in June 1994 and $16,000,000 of outstanding advances since the January 26, 1995 acquisition of 6110 Executive Boulevard office building.

General and administrative expenses increased $252,573 or 39% for the three months ended March 31, 1995 as compared to the same period 1994. The majority of this increase is the result of personnel additions since June of 1994 and annual increases in officers' salaries effective January 1, 1995. These personnel additions include WRIT's current president and chief executive officer who joined WRIT in June 1994 as president and chief operating officer.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY
WRIT has utilized equity share offerings, long-term fixed interest rate debt, lines of credit and cash flow from operations for its capital needs. The WRIT philosophy has been to acquire real estate with strong growth potential and to improve its real estate holdings through carefully planned additions and improvements to generate higher rental income, and to reduce operating expenses.

On January 26, 1995 WRIT acquired the 6110 Executive Boulevard office building with approximately 198,000 rentable square feet of office space plus a three story parking deck in Rockville, Maryland at a contract purchase price of $16,380,000. Capital improvements of $2,690,892 were completed in the first three months of 1995, including tenant improvements.

After the acquisition of 6110 Executive Boulevard in January, 1995 and capital improvements in the first quarter of 1995, the remainder of cash and marketable investment securities was approximately $1,007,998 at March 31, 1995.

External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the issuance of debt.

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

                                (27) Financial Data Schedule

                            (b) Reports on Form 8-K

                            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WASHINGTON REAL ESTATE INVESTMENT TRUST


                                    //Larry E. Finger//
                                    -----------------------------------
                                    Larry E. Finger,
                                    Vice President Finance and Chief
                                    Financial Officer



                                    //Laura M. Franklin//
                                    -----------------------------------
                                    Laura M. Franklin
                                    Assistant Vice President-Finance




Date:  May 12, 1995