Form 10-Q
period 1995-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1995-08-14
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR QUARTER ENDED  June  30, 1995        COMMISSION FILE NO. 1-6622
                        -----------------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        DISTRICT OF COLUMBIA                                                      53-0261100
----------------------------------------------------------------                   ---------------------------------------
 (State or other jurisdiction of incorporation or organization)                      (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
-------------------------------------------------------------------------------
            (Address of principal executive office)       (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                          ---------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  28,242,544
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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST



                                     INDEX

                                                                                                           Page
                                                                                                           ----
Part I:  Financial Information
         ---------------------

                  Item 1.  Financial Statements
                           Balance Sheets                                                                    3
                           Statements of Operations                                                          4
                           Statements of Cash Flows                                                          5
                           Statement of Changes in Shareholders' Equity                                      6
                           Notes to Financial Statements                                                     7

                  Item 2.  Management's Discussion and Analysis                                             10


Part II: Other Information
         -----------------

                  Item 1.  Legal Proceedings                                                                13

                  Item 2.  Changes in Securities                                                            13

                  Item 3.  Defaults upon Senior Securities                                                  13

                  Item 4.  Submission of Matters to a Vote of Security Holders                              13

                  Item 5.  Other Information                                                                14

                  Item 6.  Exhibits and Reports on Form 8-K                                                 14

                  Signatures                                                                                15


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

                                 PART I
                     ITEM I.  FINANCIAL STATEMENTS

                WASHINGTON REAL ESTATE INVESTMENT TRUST

                             BALANCE SHEETS

                                                                          (Unaudited)
                                                                           June 30,           December 31,
                                                                             1995                 1994
                                                                      ----------------      ----------------
Assets
  Real estate at cost                                                    $234,417,170          $206,377,733
  Accumulated depreciation                                                (38,786,293)          (36,588,540)
                                                                      ----------------      ----------------
                                                                          195,630,877           169,789,193
  Mortgage note receivable                                                    800,000               800,000
                                                                      ----------------      ----------------
        Total Investment in Real Estate                                   196,430,877           170,589,193

  Cash and cash equivalents                                                 1,647,290             1,301,393
  Marketable investment securities                                             50,000             1,434,790
  Rents and other receivables, net of allowance for doubtful
    accounts of $926,535 and $650,356, respectively                         2,075,176             2,207,069
  Prepaid expenses and other assets                                         2,691,133             3,273,665
                                                                      ----------------      ----------------
                                                                         $202,894,476          $178,806,110
                                                                      ================      ================




Liabilities
  Accounts payable and other liabilities                                   $3,441,072            $2,975,691
  Tenant security deposits                                                  1,734,538             1,517,762
  Advance rents                                                             1,540,762             1,653,557
  Lines of credit payable                                                  43,000,000            18,000,000
                                                                      ----------------      ----------------

                                                                           49,716,372            24,147,010
                                                                      ----------------      ----------------



Shareholders' Equity
  Shares of beneficial interest, unlimited authorization,
    without par value                                                     137,859,439           139,340,435
  Undistributed  gains on real estate dispositions                         15,318,665            15,318,665
                                                                      ----------------      ----------------

                                                                          153,178,104           154,659,100
                                                                      ----------------      ----------------

                                                                         $202,894,476          $178,806,110
                                                                      ================      ================



             See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                      1995             1994              1995             1994
                                                 --------------    -------------     ------------     -------------
Real estate rental revenue                         $12,827,773      $10,758,614       $25,291,721      $22,071,103
Real estate expenses                                (4,065,593)      (3,271,185)       (7,961,826)      (6,551,270)
                                                 --------------    -------------     -------------    -------------
                                                     8,762,180        7,487,429        17,329,895       15,519,833
Depreciation                                        (1,122,537)        (953,210)       (2,197,753)      (1,875,583)
                                                 --------------    -------------     -------------    -------------
Income from real estate                              7,639,643        6,534,219        15,132,142       13,644,250

Other income (expense)                                  94,404          164,407           196,332         (489,802)
Interest expense                                      (642,361)         (41,506)       (1,173,987)         (41,506)
General and administrative                            (893,246)        (829,383)       (1,796,636)      (1,480,199)
                                                 --------------    -------------     -------------    -------------

Net Income                                           6,198,440        5,827,737        12,357,851       11,632,743
                                                 ==============    =============     =============    =============

Per share information based on
   the weighted average number
   of shares outstanding

   Shares                                           28,242,544       28,238,735        28,242,544       28,237,802

   Net income                                            $0.22            $0.21             $0.44            $0.41
                                                  =============     ============      ============     ============

   Dividends paid                                        $0.25            $0.23             $0.49            $0.46
                                                  =============     ============      ============     ============









             See accompanying notes to financial statements

                WASHINGTON REAL ESTATE INVESTMENT TRUST

                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                        Six Months Ended June 30,
                                                                         1995              1994
                                                                     -------------     -------------
Cash Flow From Operating Activities
  Net income                                                          $12,357,851       $11,632,743
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                          2,197,753         1,875,583
  Changes in other assets                                                 714,425           125,809
  Changes in other liabilities                                            569,362         1,330,614
  Loss on marketable investment securities                                 -                799,571
                                                                     -------------     -------------

    Cash flow from operating activities                                15,839,391        15,764,320
                                                                     -------------     -------------


Cash Flow From Investing Activities
  Improvements to real estate                                          (4,693,273)       (3,376,457)
  Real estate acquisitions                                            (23,346,164)      (30,729,184)
  Maturities and sales of marketable investment securities              7,736,307        36,977,574
  Purchases of marketable investment securities                        (6,351,517)      (24,026,444)
                                                                     -------------     -------------

    Net cash (used in) investing activities                           (26,654,647)      (21,154,511)
                                                                     -------------     -------------


Cash Flow From Financing Activities
  Dividends paid                                                      (13,838,847)      (12,989,818)
  Borrowings -  Line of credit                                         25,000,000        18,000,000
  Net proceeds from stock options exercised                                -                143,258
                                                                     -------------     -------------

    Net cash flow  provided by financing activities                    11,161,153         5,153,440
                                                                     -------------     -------------

Net  increase (decrease) in cash and cash equivalents                     345,897          (236,751)
Cash and cash equivalents at beginning of year                          1,301,393         1,759,471
                                                                     =============     =============

Cash and cash equivalents at end of period                             $1,647,290        $1,522,720
                                                                     =============     =============


Supplemental disclosure of cash flow information:
Cash paid during the first six months for interest                     $1,273,237                $0
                                                                     =============     =============
Cash paid during the first six months for real estate taxes              $829,060          $750,915
                                                                     =============     =============




             See accompanying notes to financial statements

                WASHINGTON REAL ESTATE INVESTMENT TRUST

              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995
                              (Unaudited)




                                   Shares of Beneficial
                                   Interest Outstanding
                                         Shares                 Amount
                                  ----------------------   ---------------

Balance, December 31, 1994                   28,242,544      $139,340,435
Net  income                                                    12,357,851
Dividends                                                     (13,838,847)
                                  ----------------------   ---------------

Balance, June 30, 1995                       28,242,544      $137,859,439
                                  ======================   ===============








             See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1995 (Unaudited)


NOTE A: ACCOUNTING POLICIES

Washington Real Estate Investment Trust (WRIT) operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is provided.

Cash equivalents consist of investments readily convertible to known amounts of cash, generally with original maturities of 90 days or less.

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with terms of generally three to five years. WRIT recognizes rental income from its residential and commercial leases when earned, which is not materially different than revenue recognition on a straight line basis.

Buildings are depreciated on a straight-line basis over estimated useful lives
not exceeding 50 years.   Effective January 1, 1995, WRIT revised its estimate
of depreciable lives for major capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 20 years. All tenant improvements are amortized using the straight-line method over 5 years or the term of the lease if it differs significantly from 5 years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred.

Cash equivalents, marketable investment securities, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents and lines of credit payable are carried at amounts which reasonably approximate their fair values.

Disclosure about the fair value of financial instruments is based on pertinent information available to WRIT as of June 30, 1995. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the carrying amounts.


NOTE B: MARKETABLE INVESTMENT SECURITIES
Marketable investment securities are considered available for sale and at June 30, 1995, the carrying value approximates market. Marketable investment securities consist of the following:


         Federally insured certificates of deposit                   $ 50,000
                                                                      =======

At June 30, 1995, one hundred percent (100%) of the portfolio matures in less than one year.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1995 (Unaudited)


NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                             June, 30
                                                               1995
                                                           ------------
        Office buildings                                   $107,546,123
        Apartment buildings                                  26,817,987
        Shopping centers                                     67,961,987
        Industrial distribution centers                      32,091,073
                                                           ------------
                                                           $234,417,170
                                                           ============

On January 26, 1995 WRIT acquired an office building, 6110 Executive Boulevard, with approximately 198,000 rentable square feet of office space plus a three-story parking deck in Rockville, Maryland, for a contract purchase price of $16,380,000. On May 17, 1995 WRIT acquired a three-building industrial distribution center, Tech 100 Industrial Park, with approximately 167,000 rentable square feet of distribution space in Howard County, Maryland, for a contract purchase price of $6,750,000.

NOTE D:  LINES OF CREDIT PAYABLE
On January 26 , 1995 WRIT borrowed $16,000,000 on a short-term bank loan from a bank at the bank's then prime-rate of 8.5%. Interest only was payable monthly on the unpaid principal balance at the bank's corporate base rate. On March 8, 1995, the $16,000,000 short-term loan was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advance of $16,000,000 was transferred to this new commitment. This $16,000,000 advance bears interest at the rate of 6.8% until September 8, 1995 at which time the interest rate will be adjusted as described below. On May 15, 1995 WRIT borrowed $7,000,000 under this commitment for the acquisition of Tech 100 Industrial Park, and on June 28, 1995 WRIT borrowed $2,000,000 for capital improvements and major renovations. The $7,000,000 advance bears interest at the rate of 6.425% until November 15, 1995 at which time the interest rate will adjust as described below and the $2,000,000 advance bore interest at the rate of 6.42% until July 31, 1995 at which time it was paid in full (See Note E). Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's debt service coverage ratio. All unpaid interest can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

The $25,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, and 0.20% per annum thereafter, on the amount that the $25,000,000 commitment exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial and legal covenants which WRIT is required to meet periodically.

On May 25, 1995, the initial interest rate of 6.3125% expired for the $18,000,000 outstanding advance on WRIT's other $25,000,000 unsecured credit commitment. The new rate of 6.9375% was effective until February 20, 1996. On July 25, 1995, the $18,000,000 advance including accrued interest was paid in full, and the $25,000,000 credit facility was replaced on July 27, 1995 with an unsecured credit commitment of $50,000,000 (See Note E).

As of June 30, 1995 aggregate borrowings under the above credit facilities totalled $43,000,000.

NOTE E:  SUBSEQUENT EVENTS
On July 18, 1995 WRIT offered for sale 3,500,000 shares of beneficial interest to the public. WRIT granted the underwriters a 30-day option to purchase up to an additional 525,000 shares to cover over-allotments, if any. On July 25,1995 WRIT received $48,842,500 from the issuance and sale of the 3,500,000 shares. WRIT's underwriting expenses are expected to be approximately $210,000 and thus the net proceeds from this underwriting are estimated at $48,632,500 ($55,958,875 if the Underwriters' over-allotment option is exercised in full). In July, $20,000,000 of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit (See Note D). The balance of the net proceeds may be used to acquire and/or renovate, expand or improve income-producing properties or to repay other indebtedness drawn under the lines of credit.

On July 27, 1995 WRIT renegotiated its $25,000,000 unsecured credit commitment that was due to expire on August 25, 1995. This $25,000,000 credit facility was then terminated and replaced with an unsecured credit commitment of $50,000,000 from the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 26, 1996, and can be prepaid prior to this date without any prepayment fee. WRIT has the option to extend this agreement until July 25, 1997. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. This credit agreement provides the option to WRIT to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 26, 1996 or July 25, 1997, if extended. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable quarterly in arrears beginning October 1995 until July 26, 1995, or July 25, 1997 if extended. This commitment also contains certain covenants which WRIT is required to meet periodically.

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

Income from real estate for the six months ended June 30, 1995 of $15,132,142 increased 11% compared with $13,644,250 for the six months ended June 30, 1994. For the second quarter 1995, income from real estate of $7,639,643 increased 17% compared with $6,534,219 for the second quarter 1994. These increases are primarily attributable to the Tycon Plaza office buildings acquired June 1, 1994, the Shoppes of Foxchase acquired June 30, 1994, the 6110 Executive Boulevard office building acquired January 26, 1995, and the Tech 100 Industrial Park acquired May 17, 1995. Comparing income from real estate for those properties owned by WRIT for the entire second quarter of 1994 to their same income in the second quarter of 1995, resulted in a decrease of 3%. This decrease was primarily the result of vacancies at one of WRITS's office buildings, 1901 Pennsylvania Avenue, which has been undergoing a major capital improvement program. These vacancies were partially offset by rental rate and/or occupancy increases in the apartment, shopping center, and industrial distribution center sectors.

Net income for the six months ended June 30, 1995 of $12,357,851 or $.44 per share, increased 6% compared with $11,632,743 or $.41 per share for the six months ended June 30, 1994. For the three months ended June 30, 1995, net income of $6,198,440 or $.22 per share increased 6% from $5,827,737 or $.21 per share from the comparable quarter of 1994. Comparing net income for properties owned by WRIT for the entire second quarter of 1994 to their net income for the second quarter of 1995, after adjusting for foregone interest income on equity funds used to acquire properties and interest expense, resulted in a 2% decrease. The reasons for this decrease are the same as mentioned above regarding the 3% decrease in income from real estate for the same period.

The average occupancy of 93% for the second quarter 1995 declined from 96% for the second quarter 1994 due primarily to vacancies at one of WRIT's office buildings, 1901 Pennsylvania Avenue. The average occupancy of 96% for the first six months of 1994 decreased to 93% for the first six months of 1995 due to vacancies at 1901 Pennsylvania Avenue and one shopping center, Chevy Chase
Metro Plaza.   In 1994, WRIT commenced a major capital improvement program at
1901 Pennsylvania Avenue in order to allow for the expeditious lease-up of this property. Cosmetic improvements and 50% of elevator renovations were substantially completed as of July 31, 1995. On March 23, 1995 T.J. Maxx, a national retailer, took possession of 31,500 square feet of space at Chevy Chase Metro Plaza. This increased the occupancy level from 39% as of March
22, 1995 to 90% on the date of possession. The term of their lease is ten years.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)
Real estate operating expenses as a percentage of revenue was 32% for the second quarter 1995 compared to 30% for the second quarter of 1994. For the first six months of 1995 compared to the same period in 1994, this ratio was also 32% and 30%, respectively. This increase is attributable to the decline in occupancy levels in the first half of 1995 as compared to the first half of 1994 and to the fact that operating expenses as a percentage of revenues are higher for office building properties than all other property types within the WRIT portfolio. WRIT's percentage of office buildings within its entire real estate portfolio has increased from 38% at June 30, 1994 to 42% as of June 30, 1995 based on revenues. This increase is primarily attributable to the acquisitions of Tycon II and III office buildings in June, 1994 and 6110 Executive Boulevard office building in January, 1995.

In the first quarter of 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations. This amount is included in the $489,802 of other expense per the statement of operations for the six months ended June 30, 1994.

Investment income declined for the three months ended June 30, 1995 compared to the same period of 1994 due to substantial funds previously invested in marketable securities being utilized for property acquisitions.

Interest expense was $1,173,987 for the six months ended June 30, 1995 compared with $41,506 for the six months ended June 30, 1994. For the second quarter 1995, interest expense was $642,361 compared with $41,506 for the second quarter of 1994. These increases are the result of the $18,000,000 of outstanding advances on the line of credit obtained in June 1994 for the acquisitions of Tycon II & III and Foxchase shopping center, $16,000,000 of outstanding advances since the January 26, 1995 acquisition of 6110 Executive Boulevard office building, and the $7,000,000 of outstanding advances since May 17, 1995 for the acquisition of Tech 100 Industrial Park.

General and administrative expenses increased $316,437 or 21% for the six months ended June 30, 1995 as compared to the same period in 1994. For the three months ended June 30, 1995, general and administrative expenses increased $63,863 or 8% as compared to the same period in 1994. The majority of these comparable period increases is the result of personnel additions since June of 1994.

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

On July 18, 1995 WRIT offered for sale 3,500,000 shares of beneficial interest to the public. WRIT granted the underwriters a 30-day option to purchase up to an additional 525,000 shares to cover over-allotments, if any. On July 25,1995 WRIT received $48,842,500 from the issuance and sale of the 3,500,000 shares. WRIT's underwriting expenses are expected to be approximately $210,000 and thus the net proceeds from this underwriting are estimated at $48,632,500 ($55,958,875 if the Underwriters' over-allotment option is exercised in full). In July, $20,000,000 of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit (See Note E).

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (continued)
On January 26, 1995 WRIT acquired the 6110 Executive Boulevard office building with approximately 198,000 rentable square feet of office space plus a three story parking deck in Rockville, Maryland at a contract purchase price of $16,380,000. On May 17, 1995 WRIT acquired a three-building industrial distribution center, Tech 100 Industrial Park, with approximately 167,000 rentable square feet of distribution space in Howard County, Maryland, for a contract purchase price of $6,750,000. Capital improvements in the first quarter of 1995 were $2,690,892 and capital improvements of $2,002,381 were completed in the second quarter of 1995, including tenant improvements.

Cash flow from operating activities has been more than adequate to meet dividend requirements.

In addition to the remaining proceeds from WRIT's recent public offering, external sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the issuance of debt. Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions when appropriate. WRIT continues to pursue acquisition opportunities and capital improvement projects to enhance long-term growth.

                                    PART II


                               OTHER INFORMATION


Item 1.               Legal Proceedings

                      None

Item 2.               Changes in Securities

                      None

Item 3.               Defaults Upon Senior Securities

                      None

Item 4.               Submission of Matters to a Vote of Security Holders

At WRIT's Annual Meeting of the Shareholders on June 21, 1995, the following members were elected to the board of Trustees for a term of three years:

                                          Affirmative           Negative
                                             Votes                Votes
                                         ------------           --------
        Benjamin H. Dorsey                 23,799,421             198,586

        David M. Osnos                     23,784,612             213,465

        Edmund B. Cronin, Jr.              23,802,214             195,864


Trustees whose term of office as a Trustee continued after the meeting were Arthur A. Birney, B. Franklin Kahn, William N. Cafritz, and Stanley P. Snyder.


The following proposal was approved at the company's Annual Meeting:

                                         Affirmative        Negative         Votes          Votes
                                           Votes              Votes        Abstained       Withheld
                                        ------------       ----------      ---------       --------
1.   Approval of Price Waterhouse         23,680,120         131,062        186,089             15
     as independent auditors for
     calendar year 1995.

                                    PART II

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



                               WASHINGTON REAL ESTATE INVESTMENT TRUST



                               ----------------------------------------------
                               Larry E. Finger, Senior Vice President Finance and Chief Financial Officer




                               ----------------------------------------------
                               Laura M. Franklin
                               Vice President Finance
                               and Chief Accounting Officer



Date:  August 14, 1995

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WASHINGTON REAL ESTATE INVESTMENT TRUST


                                               //Larry E. Finger//
                                 -----------------------------------------------
                                 Larry E. Finger, Senior Vice President Finance and Chief Financial Officer



                                               //Laura M. Franklin//
                                 -----------------------------------------------
                                 Laura M. Franklin
                                 Vice President Finance
                                 and Chief Accounting Officer



Date:  August 14, 1995