Form 10-Q
period 1995-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1995-11-14
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    FOR QUARTER ENDED  September 30, 1995         COMMISSION FILE NO. 1-6622
                     ------------------------                        --------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DISTRICT OF COLUMBIA                               53-0261100
------------------------------------        ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)


            10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.


                  SHARES OF BENEFICIAL INTEREST  31,742,544
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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST



                                     INDEX

                                                                                   Page
                                                                                   ----
Part I:  Financial Information
         ---------------------

                 Item 1.   Financial Statements
                           Balance Sheets                                             3
                           Statements of Operations                                   4
                           Statements of Cash Flows                                   5
                           Statement of Changes in Shareholders' Equity               6
                           Notes to Financial Statements                              7

                  Item 2.  Management's Discussion and Analysis                      10


Part II: Other Information
         -----------------

                 Item 1.   Legal Proceedings                                         13

                 Item 2.   Changes in Securities                                     13

                 Item 3.   Defaults upon Senior Securities                           13

                 Item 4.   Submission of Matters to a Vote of Security Holders       13

                 Item 5.   Other Information                                         13

                 Item 6.   Exhibits and Reports on Form 8-K                          13

                 Signatures                                                          14


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

                                   PART I
                       ITEM I.  FINANCIAL STATEMENTS

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                                BALANCE SHEETS

                                                                   (Unaudited)
                                                                  September 30,         December 31,
                                                                      1995                  1994
                                                                  -------------         -------------
Assets
  Real estate at cost                                             $249,903,706          $206,377,733
  Accumulated depreciation                                         (39,953,804)          (36,588,540)
                                                                  -------------         -------------
                                                                   209,949,902           169,789,193
  Mortgage note receivable                                             800,000               800,000
                                                                  -------------         -------------
          Total Investment in Real Estate                          210,749,902           170,589,193

  Cash and cash equivalents                                          4,446,914             1,301,393
  Marketable investment securities                                      56,000             1,434,790
  Rents and other receivables, net of allowance for doubtful
    accounts of $892,955 and $650,356, respectively                  2,092,665             2,207,069
  Prepaid expenses and other assets                                  4,132,331             3,273,665
                                                                  -------------         -------------

                                                                  $221,477,812          $178,806,110
                                                                  =============         =============




Liabilities
  Accounts payable and other liabilities                            $2,960,541            $2,975,691
  Tenant security deposits                                           1,753,445             1,517,762
  Advance rents                                                      1,335,212             1,653,557
  Mortgage note payable                                              7,733,945                -
  Lines of credit payable                                            7,000,000            18,000,000
                                                                  -------------         -------------

                                                                    20,783,143            24,147,010
                                                                  -------------         -------------



Shareholders' Equity
  Shares of beneficial interest, unlimited authorization,
    without par value                                              185,376,004           139,340,435
  Undistributed  gains on real estate dispositions                  15,318,665            15,318,665
                                                                  -------------         -------------

                                                                   200,694,669           154,659,100
                                                                  -------------         -------------

                                                                  $221,477,812          $178,806,110
                                                                  =============         =============




                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                      1995            1994                1995             1994
                                                 ------------     ------------        ------------     ------------
Real estate rental revenue                       $13,273,490      $11,759,339         $38,565,210      $33,830,442
Real estate expenses                              (4,354,274)      (3,829,643)        (12,316,102)     (10,380,913)
                                                 ------------     ------------        ------------     ------------
                                                   8,919,216        7,929,696          26,249,108       23,449,529
Depreciation                                      (1,167,510)      (1,041,231)         (3,365,264)      (2,916,814)
                                                 ------------     ------------        ------------     ------------
Income from real estate                            7,751,706        6,888,465          22,883,844       20,532,715

Other income (expense)                               381,482          107,645             577,815         (382,157)
Interest expense                                    (501,969)        (277,809)         (1,675,955)        (319,315)
General and administrative                          (795,810)        (871,352)         (2,592,444)      (2,351,551)
                                                 ------------     ------------        ------------     ------------

Net Income                                        $6,835,409       $5,846,949         $19,193,260      $17,479,692
                                                 ============     ============        ============     ============


Per share information based on
     the weighted average number
     of shares outstanding

    Shares                                        30,867,544       28,239,480          29,127,159       28,238,368

   Net income                                          $0.22            $0.21               $0.66            $0.62
                                                 ============     ============        ============     =============
   Dividends paid                                      $0.25            $0.23               $0.74            $0.69
                                                 ============     ============        ============     =============

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                        1995               1994
                                                                    -------------       ------------
Cash Flow From Operating Activities
  Net income                                                         $19,193,260        $17,479,692
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                         3,365,264          2,950,286
  Changes in other assets                                               (744,262)           287,869
  Changes in other liabilities                                           (97,812)           440,789
  Loss on marketable investment securities                                -                 799,571
                                                                    -------------       ------------

    Cash flow from operating activities                               21,716,450         21,958,207
                                                                    -------------       ------------


Cash Flow From Investing Activities
  Improvements to real estate                                         (6,788,266)        (4,189,043)
  Real estate acquisitions                                           (28,985,703)       (30,729,184)
  Maturities and sales of marketable investment securities            69,438,998         43,398,533
  Purchases of marketable investment securities                      (68,060,208)       (29,889,752)
                                                                    -------------       ------------

    Net cash (used in) investing activities                          (34,395,179)       (21,409,446)
                                                                    -------------       ------------


Cash Flow From Financing Activities
  Dividends paid                                                     (21,774,483)       (19,485,603)
  Borrowings -  Line of credit                                        25,000,000         18,000,000
  Repayments - Line of credit                                        (36,000,000)            -
  Principal payments -  Mortage payable                                  (18,059)            -
  Proceeds from underwriting                                          48,842,500             -
  Costs of underwriting                                                 (225,708)            -
  Net proceeds from stock options exercised                               -                 170,188
                                                                    -------------       ------------

    Net cash flow provided by (used in) financing activities          15,824,250         (1,315,415)
                                                                    -------------       ------------

Net  increase (decrease) in cash and cash equivalents                  3,145,521           (766,654)
Cash and cash equivalents at beginning of year                         1,301,393          1,759,471
                                                                    -------------       ------------

Cash and cash equivalents at end of period                            $4,446,914           $992,817
                                                                    =============       ============


Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the first nine months for interest                   $1,734,452           $319,315
                                                                    =============       ============
Cash paid during the first nine months for real estate taxes          $2,868,677         $2,478,323
                                                                    =============       ============

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------
On August 22, 1995 WRIT purchased Frederick Square Shopping Center for a contract purchase price of $13,350,000. WRIT assumed a mortgage in the amount of $7,752,000 and paid the balance in cash.

                    See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (Unaudited)





                                      Shares of Beneficial
                                      Interest Outstanding
                                             Shares                Amount
                                      --------------------      -------------
Balance, December 31, 1994                 28,242,544           $139,340,435
Sale of shares of beneficial interest       3,500,000             48,842,500
Underwriting costs                                                  (225,708)
Net income                                                        19,193,260
Dividends                                                        (21,774,483)
                                         -------------          -------------
Balance, September 30, 1995                31,742,544           $185,376,004
                                         =============          =============

                    See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1995 (Unaudited)

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

Cash equivalents, marketable investment securities, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents, mortgage note payable and lines of credit payable are carried at historical cost which reasonably approximate their fair values. Cash equivalents consist of investments readily convertible to known amounts of cash generally with original maturities of 90 days or less.

Disclosure about the fair value of financial instruments is based on pertinent information available to WRIT as of September 30, 1995. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the carrying amounts.


NOTE B: MARKETABLE INVESTMENT SECURITIES
Marketable investment securities are considered available for sale and at September 30, 1995, the carrying value approximates market. Marketable investment securities consist of the following:


     Federally insured certificates of deposit               $ 56,000
                                                             ========

At September 30, 1995, one hundred percent (100%) of the portfolio matures in less than one year.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1995 (Unaudited)

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                      September, 30
                                                           1995
                                                     ----------------
                 Office buildings                      $108,603,438
                 Apartment buildings                     27,138,956
                 Shopping centers                        81,906,347
                 Industrial distribution centers         32,254,965
                                                       ------------
                                                       $249,903,706
                                                       ============

On January 26, 1995 WRIT acquired an office building, 6110 Executive
Boulevard, with approximately 198,000 rentable square feet of office space plus a three-story parking deck in Rockville, Maryland, for a contract purchase price of $16,380,000. On May 17, 1995 WRIT acquired a three-building industrial distribution center, Tech 100 Industrial Park, with approximately 167,000 rentable square feet of distribution space in Howard County, Maryland, for a contract purchase price of $6,750,000. On August 22, 1995 WRIT acquired Frederick County Square, a shopping center, with approximately 233,000 rentable square feet of retail space located on U.S. Route 40 in Frederick, Maryland for a contract purchase price of $13,350,000.

NOTE D:  MORTGAGE NOTE PAYABLE
On August 22, 1995 WRIT assumed a $7,752,000 mortagage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%, principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of debt as of September 30, 1995 are $114,000, $125,000, $137,000, $149,000, $163,000 and $7,046,000 thereafter.

NOTE E:  LINES OF CREDIT PAYABLE
On January 26 , 1995 WRIT borrowed $16,000,000 on a short-term bank loan from a bank at the bank's then prime-rate of 8.5%. Interest only was payable monthly on the unpaid principal balance at the bank's corporate base rate. On March 8, 1995, the $16,000,000 short-term loan was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advance of $16,000,000 was transferred to this new commitment. This $16,000,000 advance bore interest at the rate of 6.8% until September 8, 1995, at which time it was paid in full (See Capital Resources and Liquidity). On May 15, 1995 WRIT borrowed $7,000,000 under this commitment for the acquisition of Tech 100 Industrial Park, and on June 28, 1995 WRIT borrowed $2,000,000 for capital improvements and major renovations. The $7,000,000 advance bears interest at the rate of 6.425% until November 15, 1995 at which time the interest rate will adjust as described below and the $2,000,000 advance bore interest at the rate of 6.42% until July 31, 1995 at which time it was paid in full (See Capital Resources and Liquidity). Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's debt service coverage ratio. Based on WRIT's current debt service coverage ratio, this spread is 30 basis points over LIBOR. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

This $25,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, and 0.20% per annum thereafter, on the amount that the $25,000,000 commitment exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial and legal covenants which WRIT is required to meet periodically.

On July 27, 1995 WRIT renegotiated its other $25,000,000 unsecured credit commitment that was scheduled to expire on August 25, 1995 and replaced it with an unsecured credit commitment of $50,000,000 from the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 26, 1996, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. WRIT has the option to extend this agreement until July 25, 1997. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. Based on WRIT's current interest coverage ratio, this spread is 50 basis points over LIBOR. This credit agreement provides the option to WRIT to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 26, 1996 or July 25, 1997, if extended. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable quarterly in arrears beginning October 1995 until July 26, 1996, or July 25, 1997 if extended. This commitment also contains certain covenants which WRIT is required to meet periodically.

As of September 30, 1995 there was one advance outstanding on the above credit facilities in the amount of $7,000,000.

NOTE F:  SUBSEQUENT EVENTS
On November 2, 1995 WRIT acquired an office building, 1220 Nineteenth Street, NW, consisting of approximately 104,033 rentable square feet and two and-a-half levels underground parking in Washington, DC for a contract purchase price of $18,913,000.

On November 2, 1995 WRIT also borrowed $18,000,000 under the $25,000,000 credit commitment to acquire 1220 Nineteenth Street. This advance bears interest at the rate of 6.1125% until July 29, 1996 at which time the interest rate will adjust to LIBOR plus a spread based on WRIT's debt service coverage ratio. Based on WRIT's current debt service coverage ratio, this spread is 30 basis points over LIBOR.

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

Income from real estate for the nine months ended September 30, 1995 of $22,883,844 increased 11% compared with $20,532,715 for the nine months ended September 30, 1994. For the third quarter 1995, income from real estate of $7,751,706 increased 13% compared with $6,888,465 for the third quarter 1994. These increases are primarily attributable to the 6110 Executive Boulevard office building acquired January 26, 1995, the Tech 100 Industrial Park acquired May 17, 1995 and the Frederick County Square shopping center acquired August 22, 1995. Comparing income from real estate for those properties owned by WRIT for the entire third quarter of 1994 to their same income in the third quarter of 1995, resulted in an increase of 2%. This increase was primarily the result of rental rate and/or occupancy increases in the apartment, shopping center, and industrial distribution center sectors. These increases were partially offset by vacancies at one of WRIT's office buildings, 1901 Pennsylvania Avenue which has been undergoing a major capital improvement program.

Net income for the nine months ended September 30, 1995 of $19,193,260 or $.66 per share, increased 10% compared with $17,479,692 or $.62 per share for the nine months ended September 30, 1994. For the three months ended September 30, 1995, net income of $6,835,409 or $.22 per share increased 17% from $5,846,949 or $.21 per share from the comparable quarter of 1994. Comparing net income for those properties owned by WRIT for the entire third quarter of 1994 to their net income for the third quarter of 1995, after adjusting for interest income from underwriting proceeds and interest expense, resulted in a 4% increase. The reasons for this includes those mentioned above regarding the 2% increase in income from real estate for the same period, as well as reduced general & administrative expenses.

The average occupancy of 93% for the third quarter 1995 declined from 94% for the third quarter 1994 due primarily to vacancies at one of WRIT's office buildings, 1901 Pennsylvania Avenue. The average occupancy of 95% for the first nine months of 1994 decreased to 93% for the first nine months of 1995 due to vacancies at 1901 Pennsylvania Avenue and one shopping center, Chevy Chase Metro Plaza. In 1994, WRIT commenced a major capital improvement program at 1901 Pennsylvania Avenue in order to allow for the expeditious lease-up of this property. Also in 1994, WRIT commenced renovation and a 10,000 square foot expansion at Chevy Chase Metro Plaza which was substantially complete as of March 1995. On March 23, 1995 T.J. Maxx, a national retailer, took possession of 31,500 square feet of space at Chevy Chase Metro Plaza for a ten year term. This increased the occupancy level from 39% as of March 22, 1995 to 90% on the date of lease inception.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS(continued)
Real estate operating expenses as a percentage of revenue was 33% for the third quarter 1995 compared to 33% for the third quarter of 1994. For the first nine months of 1995 compared to the same period in 1994, this ratio was 32% and 31%, respectively. This increase is attributable to the decline in occupancy levels in the nine months of 1995 as compared to the first nine months of 1994 and to the fact that operating expenses as a percentage of revenues are higher for office building properties than all other property types within the WRIT portfolio. WRIT's percentage of office buildings within its entire real estate portfolio has increased from 39% at September 30, 1994 to 41% as of September 30, 1995 based on revenues. This increase is primarily attributable to the acquisitions of Tycon II and III office buildings in June, 1994 and 6110 Executive Boulevard office building in January, 1995.

In the first quarter of 1994, a marketable investment security was written down to its estimated realizable value, resulting in a charge of $799,571 to operations. This amount is included in the $382,157 of other expense per the statement of operations for the nine months ended September 30, 1994.

Investment income increased for the three months ended September 30, 1995 compared to the same period of 1994 due to investment earnings on the net proceeds of $48,616,800 received from the sale of 3,500,00 shares of beneficial interest.

Interest expense was $1,675,955 for the nine months ended September 30, 1995 compared with $319,315 for the nine months ended September 30, 1994. For the third quarter 1995, interest expense was $501,969 compared with $277,809 for the third quarter of 1994. These increases are the result of the $7,000,000 of outstanding advances since May 17, 1995 for the acquisition of Tech 100 Industrial Park, the $16,000,000 of outstanding advances since January 26, 1995 for the acquisition of the 6110 Executive Boulevard office building which was paid in full on September 8, 1995, and the $2,000,000 of outstanding advances since June 28, 1995 for capital improvements and major renovations which were paid in full on July 31, 1995.

General and administrative expenses increased $240,893 or 10% for the nine months ended September 30, 1995 as compared to the same period in 1994. For the three months ended September 30, 1995, general and administrative expenses decreased $75,542 or 9% as compared to the same period in 1994. The for the nine months ending September 30, 1995 as compared to the same period 1994 is the result of personnel additions since June of 1994. The decrease for the third quarter 1995 as compared to the same period 1994 is primarily due to the completion of severance pay in June 1995 to WRIT's former Chief Executive Officer, B. Franklin Kahn who retired in February 1995.


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

On July 18, 1995 WRIT offered for sale 3,500,000 shares of beneficial interest to the public. On July 25, 1995 WRIT received $48,842,500 from the issuance and sale of the 3,500,000 shares. WRIT's underwriting expenses were $225,700 and thus the net proceeds received by the trust from the issuance and sale of the shares offered were $48,616,800. Approximately $36,000,000 of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit. Those borrowings were used to acquire the Tycon Plaza, Foxchase and the 6110 Executive Boulevard properties, and to fund capital improvements and major renovations. An additional $5,600,000 of the net proceeds was used to acquire Frederick County Square and $600,000 was used to acquire 1220 Nineteenth Street (See Note F). The balance of the net proceeds may be used to acquire and/or renovate, expand or improve income producing properties or to repay other indebtedness drawn under the lines of credit. It is expected that the properties purchased in the future will be of the same general character as those presently held by the Trust.

On January 26, 1995 WRIT acquired an office building, 6110 Executive Boulevard, with approximately 198,000 rentable square feet of office space plus a three-story parking deck in Rockville, Maryland, for a contract purchase price of $16,380,000. On May 17, 1995 WRIT acquired a three-building industrial distribution center, Tech 100 Industrial Park, with approximately 167,000 rentable square feet of distribution space in Howard County, Maryland, for a contract purchase price of $6,750,000. On August 22, 1995 WRIT acquired Frederick County Square, a shopping center, with approximately 233,000 rentable square feet of retail space located on U.S. Route 40 in Frederick, Maryland for a contract purchase price of $13,350,000. On November 2, 1995 WRIT acquired an office building, 1220 Nineteenth Street, NW, consisting of approximately 104,033 rentable square feet and two and-a-half levels underground parking in Washington, DC for a contract purchase price of $18,913,000 (See Note F). Capital improvements of $6,788,266 were completed in the first nine months of 1995, including tenant improvements.

After the acquisition of 6110 Executive Boulevard in January, 1995, the acquisition of Tech 100 Industrial Park in May, 1995, the acquisition of Frederick County Square in August, 1995 and capital improvements in the first nine months of 1995, the remainder of cash and marketable investment securities was approximately $4,446,914 at September 30, 1995.

External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the issuance of debt.

Cash flow from operating activities was more than adequate to meet dividend requirements through the second quarter of 1995. Cash flow from operating activities for the nine months ended September 30, 1995 is less than dividends paid for the same period. This temporary shortfall is due to the dilutive effect on cash flow after the payment of WRIT'S third quarter dividend. On September 29, 1995 WRIT paid its third quarter dividend to shareholders of record on September 15, 1995. On September 29, 1995 dividends paid included payment on the 3,500,000 of shares sold in the July, 1995 underwriting. However, third quarter cashflow from operations does not represent a full three months of increased cashflow from the use of the underwriting proceeds. The proceeds were not received until July 25, 1995.

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

                      None

         Item 5.      Other Information

                      None

         Item 6.      Exhibits and Reports on Form 8-K

                      (a) Exhibits

                      (27) Financial Data Schedule

                      (b) Reports on Form 8-K

                      WRIT filed a Current Report on Form 8-K and
                      8-K/A dated August 22, 1995 reporting the acquisition of a "significant amount of assets" as defined in regulation S-X. Accordingly, historical and proforma financial information was reported for two properties acquired.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   WASHINGTON REAL ESTATE INVESTMENT TRUST


                                    //Larry E. Finger//
                   ------------------------------------------------
                   Larry E. Finger, Senior Vice President Finance and Chief Financial Officer



                                    //Laura M. Franklin//
                   ------------------------------------------------
                   Laura M. Franklin
                   Vice President Finance
                   and Chief Accounting Officer



Date:  November 14, 1995