Form 10-K405
period 1995-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1996-03-29
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED  December 31, 1995   COMMISSION FILE NO. 1-6622
                              --------------------                      ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DISTRICT OF COLUMBIA                         53-0261100
-----------------------------------    ----------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)


             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
-------------------------------------------------------------------------------
           (Address of principal executive office)   (Zip code)

       Registrant's telephone number, including area code (301) 929-5900
                                                           -------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class               Name of exchange on which registered
-------------------------------------------------------------------------------
Shares of Beneficial Interest (No Par Value)      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past ninety (90) days.       YES   X     NO
                                                              ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to this Form 10-K.    X
                               -----

As of March 15, 1996, 31,751,734 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $500,339,936 (based on the closing price of the stock on March 15, 1996).

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 1996 Notice of Annual Meeting and Proxy Statement.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1995 FORM 10-K ANNUAL REPORT



                                     INDEX

PART I                                                                                                                 Page
                                                                                                                       ----
                 Item 1.        Business                                                                                  3
                 Item 2.        Properties                                                                                5
                 Item 3.        Legal Proceedings                                                                        10
                 Item 4.        Submission of Matters to a Vote of Security Holders                                      10


PART II
                 Item 5.        Market for the Registrant's Common Stock  and
                                   Related Stockholder Matters                                                           11
                 Item 6.        Selected Financial Data                                                                  12
                 Item 7.        Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations                                                                  13
                 Item 8.        Financial Statements and Supplementary Data                                              15
                 Item 9.        Changes in and Disagreements with Accountants on
                                   Accounting and Financial Disclosure                                                   15

PART III

                 Item 10.       Directors and Executive Officers of the Registrant                                       16
                 Item 11.       Executive Compensation                                                                   16
                 Item 12.       Security Ownership of Certain Beneficial Owners and Management                           16
                 Item 13.       Certain Relationships and Related Transactions                                           16

 PART IV

                 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                          17
                                Signatures                                                                               19

                                     PART I

ITEM 1.  BUSINESS

Washington Real Estate Investment Trust (WRIT or the Trust) is a self-administered qualified equity real estate investment trust. The Trust's business consists of the ownership of income-producing real estate properties principally in the Greater Washington-Baltimore Region. The Trust has a fundamental strategy of regional focus, diversified property type ownership and conservative financial management.

WRIT has elected to qualify as a real estate investment trust under the
Internal Revenue Code.   Accordingly, WRIT is relieved of federal income taxes
provided that capital gains and at least 95% of its ordinary income are distributed to shareholders in the form of dividends. Over the last five years dividends paid per share have been $.99 for 1995, $.92 for 1994, $.89 for 1993, $.84 for 1992 and $.79 for 1991 . The indicated annualized dividend rate for 1996, based upon the March 29, 1996 dividend, is $1.00.

The Trust has purchased real estate primarily in the Greater Washington-Baltimore Region because of management's familiarity with the region, its expected growth and proven stability. The CMSA (Consolidated Metropolitan Statistical Area) which includes the Greater Washington-Baltimore region is the nation's fourth largest with a population exceeding 6.9 million. The region is ranked #1 in the U.S. in median household income and percentage of population with education at the undergraduate and postgraduate level.

Total non-farm employment in the Washington area has grown 88% from 1.6 million jobs in 1970 to 3.1 million jobs in 1995, while the percentage of Federal Government employment in the region has decreased from 38.3% to 15.6%. Since January 1980, seasonally-adjusted unemployment in the Washington area has averaged 4.1% with December 1995 unemployment standing at 3.6%.

The Greater Washington-Baltimore region is a leader in the rapidly growing technology/infocom and biotech/health care industries. It is the center of the U.S. Space Commerce/Satellite Industry with Comsat, GTE Spacenet, Intelsat and NASA all located here. The region has the nation's second highest concentration of technology companies and the third highest concentration of Biotech companies.

This region is also the headquarters for several of the largest U.S. and international financial institutions including the World Bank, International Monetary Fund, Inter-American Development Bank, Export-Import Bank, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corp (Freddie Mac) and the Student Loan Marketing Association (Sallie Mae).

Federal spending cuts nationally have caused Federal contractors to move closer to their clients in order to retain business. As a result, while Federal spending decreases nationally, it becomes more concentrated and grows in the Washington area. Total Federal procurement (outsourcing) decreased 5% nationally from 1991 to 1994, but has increased in the Washington area by over 23%. Despite a decrease of 1.7% in national procurement in 1994, Washington area procurement grew 11%. In 1995, Washington area Federal procurement grew at 9.2%, about double the national rate. U.S. Department of Defense procurement, while shrinking nearly 10% nationally, grew 22% from 1991-1994 in the Washington area.

The Trust currently owns a diversified portfolio consisting of twelve shopping centers, fourteen office buildings, five high-rise apartment buildings and ten industrial distribution centers. WRIT's principal objective is to invest in high quality real estate in prime locations and to monitor closely the management of these properties, including active leasing and ongoing capital improvement programs. The percentage of total real estate rental revenue by property group for 1995, 1994 and 1993 and the percent leased as of December 31, 1995 were as follows:

                                                                    Real Estate Rental Revenue
 Percent Leased                                                     --------------------------
December 31, 1995                                           1995             1994             1993
-----------------                                           ----             ----             ----
         89%*                     Office buildings            41%             39%              34%
         93%                      Apartment buildings         22%             25%              27%
         94%                      Shopping centers            26%             26%              29%
         96%                      Industrial distribution     11%             10%              10%
                                                             ----            ----             ----
                                                             100%            100%             100%
                                                             ====            ====             ====

*1901 Pennsylvania Avenue underwent a major renovation in 1995. See discussion on page 9 regarding office building occupancy levels.

On a combined basis, WRIT's portfolio was 93% occupied in 1995 and 95% in 1994 and 1993.

Total revenue was $52,597,497 for 1995, $45,511,482 for 1994 and $39,375,282
for 1993 . In 1993 through 1995 there were acquisitions of seven office buildings, two shopping centers and three industrial distribution centers. These acquisitions were the primary reason for the shifting of each group's percentage of total revenue. No single tenant accounted for more than 2.05% of 1995 revenue, 2.25% of 1994 or 2.5% of 1993. Various agencies of the U.S. Government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. All federal government tenants in the aggregate accounted for less than 4.25% of WRIT's 1995 total revenue. The larger non-federal government tenants include Sprint Communications, T.J. Maxx, District of Columbia Metropolitan Police Department, Pepsi Cola, Giant Food, Crestar Bank, Evans, CVS, Rite-Aid, George Washington University, Montgomery County, Maryland and the State of Maryland.

As of December 31, 1995, no single property accounted for more than 10% of total assets or more than 10% of total revenues.

The actual day-to-day property management functions at the properties owned by the Trust are carried out by an independent management company. WRIT closely monitors the activities of this company to assure the highest quality of service and cost effectiveness. No WRIT Trustee or officer is a director or officer of, or owns any interest in the management company.

The Trust expects to continue investing in additional income producing property. Philosophically, WRIT management invests only in properties which it believes will continue to increase in income and value. WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located. All properties compete for tenants on the basis of location, quality and rent charged.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership in which WRIT currently owns substantially all of the partnership interest. As of December 31, 1995, the WRIT partnership has acquired two properties for cash contributed by WRIT.

WRIT intends to use the WRIT partnership to offer property owners an opportunity to contribute properties in exchange for WRIT limited partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT limited partnership units rather than make a taxable cash sale. To date, no such transactions have occurred. The terms of the partnership agreement provide that the partnership's limited partnership units are entitled to distributions substantially equivalent to the distributions on WRIT shares. A holder of limited partnership units in the WRIT partnership will be entitled to demand that the partnership redeem the holder's units upon 10 business days notice. Upon such demand, WRIT, at its option, may redeem such units for cash or WRIT shares.

WRIT believes that the WRIT partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their value. Major improvements and/or renovations to the properties in 1995 and planned for 1996 are discussed by property category on pages 7-10.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 28 as of March 15, 1996.

ITEM 2.  PROPERTIES

The following schedule lists the Trust's real estate investment portfolio as of December 31, 1995. The total number of properties is 41.

As of December 31, 1995 the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III of this Form 10-K Annual Report.

                             SCHEDULE OF PROPERTIES


                                                                                                    Percent
                                                            Year        Year     Net Rentable *     Leased
Properties                          Location              Acquired   Constructed   Square Feet     12/31/95
--------------------------          -----------------     --------   -----------  ------------     --------
Shopping Centers
----------------
Concord Centre                      Springfield, VA         1973        1960             76,383           92%
Bradlee                             Alexandria, VA          1984        1955            167,974          100%
Clairmont                           Salisbury, MD           1976        1965             40,455           68%
Dover Mart                          Dover, DE               1973        1960             44,044          100%
Chevy Chase Metro Plaza             Washington, D.C.        1985        1975             49,893           98%
Prince William Plaza                Woodbridge, VA          1968        1967             54,584           68%
Takoma Park                         Takoma Park, MD         1963        1962             58,811          100%
Westminster                         Westminster, MD         1972        1969            171,531           90%
Wheaton Park                        Wheaton, MD             1977        1967             46,716           98%
Montgomery Village Center           Gaithersburg, MD        1992        1969            196,464           92%
Shoppes of Foxchase                 Alexandria, VA          1994        1960            127,564           98%
Frederick County Square             Frederick, MD           1995        1973            232,783          100%
                                                                                      ---------
                       Subtotal                                                       1,267,202
                                                                                      ---------

Office Buildings
----------------
The WRIT Building                   Kensington, MD          1979        1965             65,653           97%
1901 Pennsylvania Avenue            Washington, D.C.        1977        1960             97,036           56%
One Metro Square                    Rockville, MD           1979        1975            206,144           85%
444 N. Frederick Avenue             Gaithersburg, MD        1989        1981             65,463           90%
7700 Leesburg Pike                  Falls Church, VA        1990        1976            122,497           94%
Arlington Financial Center          Arlington, VA           1992        1963             51,655           91%
515 King Street                     Alexandria, VA          1992        1966             78,073           90%
The Lexington Building              Rockville, MD           1993        1970             47,751          100%
The Saratoga Building               Rockville, MD           1993        1977             58,237           97%
Brandywine Center                   Rockville, MD           1993        1969             34,982           84%
Tycon Plaza II                      Vienna, VA              1994        1981            139,938           95%
Tycon Plaza III                     Vienna, VA              1994        1978            151,594           92%
6110 Executive Boulevard            Rockville, MD           1995        1971            198,796           95%
1220 19th Street                    Washington, D.C.        1995        1976            104,033           90%
                                                                                      ---------
                       Subtotal                                                       1,421,852
                                                                                      ---------

Apartment Buildings/ # units
----------------------------
Country Club Towers/227             Arlington, VA           1969        1965            276,000           96%
Munson Hill Towers /279             Falls Church, VA        1970        1963            340,000           89%
Park Adams/200                      Arlington, VA           1969        1959            210,000           95%
Roosevelt Towers/191                Falls Church, VA        1965        1964            229,000           91%
3801 Connecticut Avenue/307         Washington, D.C.        1963        1951            242,000           94%
                                                                                      ---------
                       Subtotal                                                       1,297,000
                                                                                      ---------

Industrial Distribution Centers
-------------------------------
Pepsi-Cola Distribution Center      Forestville, MD         1987        1971             68,750          100%
Capitol Freeway Center              Washington, D.C.        1974        1940            145,000          100%
Department of Commerce              Springfield, VA         1971        1964            105,000          100%
Fullerton Business Center           Springfield, VA         1985        1980            103,339          100%
Ravensworth Center                  Springfield, VA         1986        1965             29,000          100%
Shirley I-395 Business Center       Arlington, VA        1961/1986      1960            112,585          100%
V Street Distribution Center        Washington, D.C.        1973        1960             30,753           25%
Charleston Business Center          Rockville, MD           1993        1973             85,267           92%
Tech 100 Industrial Park            Elk Ridge, MD           1995        1990            167,267           96%
Crossroads  Distribution Center     Elk Ridge, MD           1995        1987             84,550          100%
                                                                                      ---------
                       Subtotal                                                         931,511
                                                                                      ---------

                            TOTAL                                                     4,917,565
                                                                                      =========

* Apartment buildings are presented in gross square feet

PROPERTY REPOSITIONINGS

Chevy Chase Metro Plaza

In the second quarter of 1995, WRIT completed the renovation and expansion of Chevy Chase Metro Plaza (formerly known as Jenifer One Center). To accomplish this, WRIT negotiated the termination of the below-market lease of the Jenifer Theater, added 11,700 square feet to the property through the addition of a floor in the double height portion of the former theater and installed an escalator between the street level and the newly created floor.

T.J. Maxx has leased this newly created floor and the original lower level floor at a per square foot rate that is double the Jenifer Theater rate. TGI Friday's has leased the former American Cafe space with occupancy expected by the third quarter of 1996. The leases for the other tenants in the property have been extended at substantially increased rental rates. At this time, there remains only one 934 square foot space vacant in the property. As a result of these actions, the property's projected operating income will increase by over 60% from pre-renovation full occupancy.

Prince William Plaza

As of January 1, 1995, Prince William Plaza was 72% leased, but only 33% occupied as Blockbuster and Rite-Aid had vacated their spaces with years remaining on their leases. While Rite-Aid, with below market rent, and Blockbuster remained liable for their rent, the vacated stores caused substantial negative impact on the other tenants in the center.

During 1995, WRIT approached Rite-Aid and negotiated an early termination of the lease, which included Rite-Aid paying a penalty fee. This former Rite-Aid space has now been leased to a theater operator at more than 3 times the previous rent and the Blockbuster space has been leased to another video store. Additional new leases, along with the remaining in-place tenants has brought the Center to 96% leased. Prince William Plaza's pro-forma operating income is expected to be 34% higher than its 1994/1995 average.

1901 Pennsylvania Avenue

During 1995, WRIT completed a major renovation to the 1901 Pennsylvania Avenue office building. Renovations to the main lobby, elevator cabs, hallways and restrooms were supplemented by modernizations of the elevator equipment and mechanical systems and installation of a new roof and solar film on windows. Asbestos removal in the building is ongoing, concurrent with tenant buildouts. During 1995, the building was 57% occupied. With the completion of the renovations in the third quarter, leasing activity has increased. As of March 15, 1996, the building is 65% leased and negotiations are ongoing with additional interested potential tenants.

SHOPPING CENTERS

On August 22, 1995 WRIT acquired Frederick County Square, a shopping center, containing approximately 233,000 rentable square feet of retail space located on U.S. Route 40 in Frederick, Maryland for an acquisition cost of $13,392,000. WRIT used $5,640,000 of the net proceeds from the July 1995 public offering (See Capital Resources and Liquidity) and assumed an existing mortgage of $7,752,000.

Major improvements during 1995 included:

Chevy Chase Metro Plaza           -        Installation of an additional floor
                                           containing 11,700 square feet of
                                           rentable area and escalators to the
                                           street level
Prince William Plaza              -        Parking lot repaving and cosmetic
                                           renovations including new facia,
                                           canopy lights and painting
The Shoppes of Foxchase*          -        Construction of a retaining wall and
                                           additional parking, repaving and
                                           partial roof replacement

Major improvements planned for 1996 include:

Wheaton Park Shopping Center      -        Construction of a 25,000 square foot
                                           addition
Frederick County Square*          -        Parking lot repairs, lights and
                                           upgraded pylons

* These improvements were projected during acquisition due diligence.

Occupancy rates for the Shopping Center Group averaged 97% in 1993 and 1994 and 94% in 1995. The primary reasons for the decreased Shopping Center Group occupancy level in 1995 were vacancy increases at the Concord and Montgomery Village Shopping Centers and the property repositionings at Prince William Plaza and Chevy Chase Metro Plaza. Concord Shopping Center averaged 92% occupancy during 1995 vs. 100% in 1994 due to lease expirations. Montgomery Village Center averaged 93% in 1995 vs. 97% in 1994, primarily due to the bankruptcy of So Fro Fabrics. With the bankruptcy of Evans Jewelers, the center is 77% leased as of March 15, 1996. Prince William Plaza and Chevy Chase Metro Plaza underwent significant capital improvements and releasing during 1995 and are now 96% and 98% leased, respectively.

Most shopping center leases have automatic annual increases based on changes in the Consumer Price Index or agreed-upon percentages. In addition, these leases generally contain clauses for reimbursement for real estate taxes and common area maintenance costs, and some leases provide for contingent rents based on a percentage of the tenant's gross sales.

OFFICE BUILDINGS

On January 26, 1995 WRIT acquired 6110 Executive Boulevard, containing approximately 198,000 rentable square feet of office space plus a three-story parking deck in Rockville, Maryland, for an acquisition cost of $16,515,000. On November 2, 1995 WRIT acquired 1220 Nineteenth Street, NW, containing approximately 104,033 rentable square feet and two and-a-half levels underground parking in Washington, D.C., for an acquisition cost of $19,169,000.

Major improvements during 1995 included:

1901 Pennsylvania Avenue          -        A new roof, new spandrels, solar
                                           film on windows, canopies, lobby,
                                           restroom and common hallway
                                           renovations, the replacement of the
                                           elevator controls and asbestos
                                           removal
One Metro Square                  -        Replacement of elevator controls,
                                           plaza level roofs and HVAC equipment
Tycon III*                        -        Roof and HVAC controls replacement
6110 Executive Boulevard*         -        Roof replacement

Major improvements planned for 1996 include:

7700 Leesburg Pike                -        Installation of an energy management
                                           system and the addition of  20,000
                                           square feet of office space, 100%
                                           pre-leased,  to be built on top of
                                           the existing structured parking
1901 Pennsylvania Avenue          -        Installation of an energy management
                                           system, sprinklers and continued
                                           asbestos removal
One Metro Square                  -        A new penthouse roof, replacement of
                                           the energy management system and
                                           sprinkler system
WRIT Building                     -        Installation of an energy management
                                           system
Tycon II*                         -        Installation of an energy management
                                           system and exterior masonry repairs
Tycon III*                        -        Installation of an energy management
                                           system
6110 Executive Boulevard*         -        Mechanical system replacement,
                                           installation of an energy management
                                           system, lighting retrofit, oil tank
                                           removal, new sprinkler system,
                                           elevator cab renovation, building
                                           caulking and restroom and lobby
                                           renovations

* These improvements were projected during acquisition due diligence.

Occupancy rates for the Office Building Group overall averaged 94% in 1993, 93% in 1994 and 89% in 1995. The primary reason for the decreased Office Building Group occupancy level in 1995 was the vacancy at 1901 Pennsylvania Avenue caused by the previously mentioned major renovations during 1995. However, excluding 1901 Pennsylvania Avenue, 1995 Office Building Group occupancy averaged 94%. As of March 15, 1996, 1901 Pennsylvania Avenue is 65% leased, as compared to its average 1995 level of 57%.

Office building leases generally have a three to five year term. Most leases have automatic annual increases based on changes in the Consumer Price Index or agreed-upon percentages and additional pass through reimbursements for increases in real estate taxes and operating expenses.

APARTMENTS

WRIT's five high-rise apartment buildings are well located and have a combined total of 1,204 units consisting of efficiency and one, two or three bedroom apartments. Apartment leases are generally for periods of one year or less. There is a continuous emphasis on the upgrading of the units, quality of management and services to residents with the goal to increase resident retention and to enhance market place acceptance.

Four of the apartment buildings are in nearby northern Virginia with convenient transportation routes to downtown Washington. 3801 Connecticut Avenue is in Washington, D.C. and these apartments are subject to the rent control laws of the District of Columbia. The laws provide landlords with annual rent increases tied to the rate of inflation subject to an annual maximum of 10% and also afford landlords the opportunity for additional rent increases as units are re-rented to new tenants.

Major improvements during 1995 included:

All Apartments                -   Turnover upgrades (appliances, cabinets,
                                  carpet and wallpaper)
3801 Connecticut Avenue       -   Replacement of the air conditioning lines and
                                  removal of asbestos in the boiler room
Park Adams                    -   Resurfacing of the pool deck and repair of
                                  the pool lining

Major improvements planned for 1996 include:

All Apartments                -   Continuation of turnover upgrades
3801 Connecticut Avenue       -   Completion of the replacement of the air
                                  conditioning lines and install energy
                                  management system
Munson Hill Towers            -   Parking lot/garage repairs
Park Adams                    -   Window repairs, recaulking and/or
                                  replacement, parking lot/garage repairs and
                                  replacement of the elevator controls
Country Club Towers           -   Install energy management system, window
                                  repairs, recaulking and/or replacement and
                                  parking lot/garage repairs
Roosevelt Towers              -   Install energy management system and parking
                                  lot/garage repairs


Occupancy rates for the Apartment Group overall averaged 95% in 1993, 97% in 1994 and 96% in 1995.


INDUSTRIAL DISTRIBUTION CENTERS

On May 17, 1995 WRIT acquired a three-building industrial distribution center, Tech 100 Industrial Park, containing approximately 167,000 rentable square feet of distribution space in Howard County, Maryland, for an acquisition cost of
$6,830,000.   On December 21, 1995 WRIT acquired Crossroads Distribution
Center, containing approximately 85,000 rentable square feet of distribution space in Howard County, Maryland, for an acquisition cost of $2,840,000.

Major improvements during 1995 included:

Shirley - 395                     -        New roofing
Pepsi                             -        New roofing

Major improvements planned for 1996 include:

Fullerton                         -         Repaving of the parking lot

Occupancy rates for the Industrial Distribution Center group overall averaged 89% in 1993, 94% in 1994 and 97% in 1995.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The Trust's shares have been traded on the American Stock Exchange since 1971 and there are approximately 39,000 shareholders. The Trust's shares were split 3-for-1 in March, 1981, 3-for-2 in July, 1985, 3-for-2 in December, 1988, and 3-for-2 in May, 1992.

The high and low sales price for the Trust's shares for 1995 and 1994, by quarter, and the amount of dividends paid by the Trust are as follows:

                                                                              Quarterly Share Price Range
                                                                              ---------------------------
                                                   Dividends
                                  Quarter          Per Share                     High             Low
                                  -------          ---------                     ----             ---
                                  1995
                                      4                $.25                      $16 1/8          $14 1/2
                                      3                 .25                       15 3/4           13 7/8
                                      2                 .25                       16 1/4           14 1/4
                                      1                 .24                       16 5/8           15

                                  1994
                                      4                $.23                      $18              $14 7/8
                                      3                 .23                       19 7/8           17
                                      2                 .23                       21 1/8           17 5/8
                                      1                 .23                       21               18 5/8

The Trust has historically paid dividends on a quarterly basis and there are currently no restrictions on the Trust's present or future ability to pay such dividends. Dividends are normally paid based on the Trust's cash flow from operating activities. The 1996 indicated annual dividend rate is $1.00 based on an annualization of the March 29, 1996 dividend.

Item 6. Selected Financial Data




                                                      1995               1994               1993           1992             1991
                                                      ----               ----               ----           ----             ----
Real  estate revenue                                $52,597,497        $45,511,482       $39,375,282    $34,132,217      $33,311,399

Income before gain on sale of real estate           $26,103,329        $23,122,240       $22,506,219    $20,429,264      $18,386,398

Gain on sale of real estate                              -                 -                $741,217         -                -

Net income                                          $26,103,329        $23,122,240       $23,247,436    $20,429,264      $18,386,398

Income before gain on sale of real estate
per share                                                 $0.88              $0.82             $0.80          $0.76            $0.74

Net income per share                                      $0.88              $0.82             $0.82          $0.76            $0.74

Total assets                                       $241,783,507       $178,806,110      $162,010,652   $185,673,242     $135,741,092

Lines of credit payable/Short-term bank loan        $28,000,000        $18,000,000            -         $21,000,000           -

Mortgage payable                                     $7,706,346            -                  -          $1,115,193      $11,329,370

Shareholders' equity                               $199,734,678       $154,659,100      $157,348,056   $159,026,525     $119,944,265

Cash dividends paid                                 $29,711,993        $25,981,388       $24,380,361    $22,513,368      $19,672,408

Distribution of gain on sale of real estate              -                 -                $741,217         -                -

Cash dividends paid per share                             $0.99              $0.92             $0.89          $0.84            $0.79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE: 1995 VERSUS 1994

Total revenues for 1995 increased $7.1 million to $52.6 million from $45.5 million in 1994. The percentage increase in real estate rental revenue from 1994 to 1995 by property type was as follows:

                                                                 1994/1995
                                                                 ---------
                              Office Buildings                      22%
                              Apartments                             3%
                              Shopping Centers                      16%
                              Industrial Distribution Centers       20%

During 1995, WRIT's Office Building Group had increases of 22% in revenues and 17.4% in operating income due primarily to the acquisition of the Tycon II and III office buildings in 1994 and the 6110 Executive Boulevard and 1220 19th Street office buildings in 1995. The Tycon buildings were 71% occupied at
acquisition in June of 1994 but averaged 94% occupancy during 1995.   6110
Executive Boulevard was acquired by the Trust January 31,1995 and averaged 94% occupancy during 1995. 1220 19th Street was acquired by the Trust in November, 1995. This property was 90% leased at December 31, 1995.

WRIT's Apartment Group had increases of 3% in revenues and 2% in operating income during 1995. This increase was the result of a 3% increase in rents more than offsetting a 3.3% increase in operating expenses and a 1% decrease in occupancy to 96%. The major cause of the 3.3% increase in operating expenses was the adoption of a more conservative capitalization policy regarding repairs, replacements, and improvements.

During 1995, WRIT's Shopping Center Group had increases of 16% in revenues and operating income due primarily to the repositioning of Chevy Chase Metro Plaza, as well as the acquisition of the Shoppes of Foxchase in 1994 and Frederick County Square in 1995.

During 1995, WRIT's Industrial Distribution Center Group had increases of 20% in revenues and 23% in operating income. This was due primarily to significant occupancy increases at Shirley - 395 and Fullerton, rental rate increases averaging 3.1% throughout the group, and the 1995 acquisition of Tech 100 Industrial Park. In December 1995, WRIT acquired Crossroads Distribution
Center, a 100% leased property.   Occupancy rates for the Industrial
Distribution Center group overall averaged 97% in 1995.

REAL ESTATE RENTAL REVENUE: 1994 VERSUS 1993

Total revenues for 1994 increased $6.1 million to $45.5 million from $39.4 million in 1993. The percentage increase in real estate rental revenue from 1993 to 1994 by property type was as follows:

                                                                         1993/1994
                                                                         ---------
                              Office Buildings                               34%
                              Apartments                                      4%
                              Shopping Centers                                5%
                              Industrial Distribution Centers                17%

The increase of 34% in real estate revenue from 1993 to 1994 for office buildings was primarily attributable to the acquisitions of the three office buildings in November 1993 and the two office buildings in June of 1994.

During 1994, WRIT's Apartment Group had increases of 4% in revenues and 7% in operating income, due to the combination of a 2% increase in rental rates and an overall increase in occupancy to 97% in 1994 from 95% in 1993, combined with an increase in operating expenses of only 1%.

During 1994, WRIT's Shopping Center Group had an increase of 5% in revenues and 3% in operating income, due to the acquisition of The Shoppes at Foxchase in June of 1994.

During 1994, WRIT's Industrial Distribution Center Group had increases of 17% in revenues and 15% in operating income, due to the acquisition of the Charleston Business Center in November of 1993 and major occupancy increases at the Fullerton and Port Royal properties, only slightly offset by a vacancy increase at the V street property.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue was 32% for 1995 as compared to 31% for 1994 and 30% for 1993. This increase is attributable to the decline in occupancy levels in 1995 and to the fact that operating expenses as a percentage of revenues are higher for office building properties than the other property types within the WRIT portfolio. WRIT's percentage of office buildings within its entire real estate portfolio has increased from 43% at December 31, 1994 to 47% as of December 31, 1995. This increase is attributable primarily to the acquisitions of 6110 Executive Boulevard in January, 1995 and 1220 19th Street in November, 1995.

In 1995, other income (expense) increased from 1994 due to investment earnings in 1995 on the net proceeds of approximately $48,000,000 from the sale of 3,500,000 shares of beneficial interest. 1995 other income (expense) also increased as a result of a 1994 charge of $799,571 to other income (expense) for the sale of a marketable investment security. Also in 1994, there was a charge to other income (expense) of $271,000 as the result of an audit assessment by the State of Maryland unclaimed property division.

1995 interest expense was $1,920,479 due to $18,000,000 of advances outstanding until July 1995 on the line of credit borrowings from 1994 and $44,000,000 of advances on the lines of credit to finance 1995 acquisitions. $36,000,000 of repayments on the advances from the lines of credit also occurred in 1995.
WRIT incurred $249,322 of interest expense on the mortgage note payable assumed in August 1995 for the acquisition of Frederick County Square for a total 1995 interest expense of $2,169,801. Interest expense was $614,162 for 1994 as a result of advances on the credit commitment for the acquisitions of Tycon
Plaza and The Shoppes of Foxchase.   Interest  expense for 1993 was $61,462 for
a mortgage which was paid in full in that year.

General and administrative expenses were $3,355,199 for 1995 as compared to $3,260,870 for 1994 and $2,858,035 for 1993. The majority of the increase for 1995 as compared to 1994 is attributable to personnel additions since June of 1994 and continuing into 1995, partially offset by reduced pension costs and the completion of severance pay in June, 1995 to WRIT's former Chairman and Chief Executive Officer, B. Franklin Kahn, who retired in March, 1995. The majority of the increase for 1994 as compared to 1993 is attributable to personnel additions and increased shareholder expenses.

CAPITAL RESOURCES AND LIQUIDITY
WRIT has utilized the proceeds of share offerings, long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of long-term senior notes. The funds raised would be used to pay off any outstanding advances on our lines of credit and for new acquisitions and capital improvements.

Cash flow from operating activities totaled $30,987,000 for the year ended December 31, 1995 including net income of $26,103,000 and depreciation of $5,084,000. Increases in other assets of $395,000 were due to increases in rents and other receivables, prepaid real estate taxes and insurance. Increases in other liabilities was primarily due to increases in tenant security deposits. The majority of these increases were due to a larger property portfolio. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 1995, WRIT paid dividends totaling $29,712,000.

Net cash used in investing activities for the year ended December 31, 1995 was $59,118,000 including 1995 property acquisitions of $50,994,000 and improvements to real estate of $8,124,000.

On July 25, 1995 WRIT received $48,842,500 from the issuance and sale of 3,500,000 shares. WRIT's other underwriting expenses were $232,600 resulting in net proceeds received by the Trust of $48,609,900. Approximately $36,000,000 of the net proceeds were used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1994 and 1995 property acquisitions. $6,994,000 of the net proceeds in addition to financing was used to acquire Frederick County Square and 1220 Nineteenth Street. The balance of the net proceeds was used to renovate, expand or improve income producing properties.

WRIT has line of credit commitments in place from commercial banks for up to $75,000,000. As of January 1, 1995, WRIT had $18,000,000 of borrowings on its line of credit, which was used for 1994 acquisitions. During 1995, WRIT acquired five properties for a total of acquisition costs of $58,746,000. WRIT borrowed $44,000,000 for these acquisitions under its lines of credit, assumed a mortgage for $7,752,000 and used $6,994,000 of proceeds from its July, 1995 public offering to complete these property acquisitions. During 1995 WRIT repaid $36,000,000 of line of credit borrowings ($34,000,000 for property acquisitions and $2,000,000 for property improvements) leaving $28,000,000 due with a weighted average interest rate of 6.1% and $47,000,000 available for future borrowings. Line of credit maturities range from July 26, 1996 (subject to extension until July 25, 1997 at WRIT's option) to January 31, 1999.

Capital improvements of $8,124,000 were completed in 1995, including tenant improvements. Improvements to WRIT properties in 1994 and 1993 were approximately $5,787,000 and $4,712,000, respectively. WRIT's 1996 planned capital improvements total $11,470,000, including $3,234,000 for tenant improvements.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to WRIT's 1996 Annual Meeting Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to WRIT's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to WRIT's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to WRIT's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) The following documents are filed as a part of this Report:

1. Financial Statements: The following Financial Statements of Washington Real Estate Investment Trust and Report of Independent Accountants are included in this report.

         Report of Independent Accountants.

         Balance Sheets at December 31, 1995 and 1994.

         Statements of Income for the years ended December 31, 1995, 1994 and 1993.

         Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

         Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                                                                Page
--------                                                                                                                ----
  III    Real Estate and Accumulated Depreciation......................................................................31-32

  IV     Mortgage Note Receivable.........................................................................................33

         Supplementary Information: Quarterly Financial Results (unaudited)...............................................34

Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Financial Statements or Notes thereto.

3.        Exhibits:

         3.      Declaration of Trust and Bylaws

                 (a)      Declaration of Trust, as amended, *

                 (b)      Bylaws. *

         4.
                 (a) Credit agreement dated March 1, 1995 between Washington Real Estate Investment Trust, as borrower, The First National Bank of Chicago, as Lender, and The First National Bank of Chicago as Agent.

                          The Trust is party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Trust. On request, the Trust agrees to furnish a copy of each such instrument to the Securities and Exchange Commission.

         10.     Management contracts, plans and arrangements

                 (a)      Employment Agreement dated May 11, 1994 with Edmund
                          B. Cronin, Jr. *

                 (b)      1991 Incentive Stock Option Plan. *

                 (c) Nonqualified Stock Option Agreement dated June 27, 1990 with B. Franklin Kahn. *

                 (d) Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. *

                 (e) Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr.

         23.     Consents

                 (a)      Consent of Price Waterhouse LLP


ITEM 14(b)

         Reports on Form 8-K: Forms 8-K and 8-K/A were filed on August 22, 1995 with the Securities and Exchange Commission.


* Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WASHINGTON REAL ESTATE INVESTMENT TRUST

                                          / s /  Edmund B. Cronin, Jr.
                                       By
                                         ------------------------------------:
Date:  March 28, 1996,
                                          Edmund B. Cronin, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                     Date
---------                                  -----                                     ----
/ s /  Arthur A. Birney                    Chairman and Trustee                      March 27, 1996
-----------------------

Arthur A. Birney

/ s /  William N. Cafritz                  Trustee                                   March 28, 1996
-------------------------

William N. Cafritz

Benjamin H. Dorsey                         Secretary and Trustee                     March 28, 1996
------------------

Benjamin H. Dorsey

/ s / David M. Osnos                       Trustee                                   March 28, 1996
--------------------

David M. Osnos

/ s / Stanley P. Snyder                    Trustee                                   March 28, 1996
-----------------------

Stanley P. Snyder

/ s / Larry E. Finger                      Senior Vice President, Finance
---------------------                      and Chief Financial Officer               March 28, 1996

Larry E. Finger

/ s / B. Franklin Kahn                     Trustee, Retired Chairman
----------------------                     and Chief Executive Officer               March 28, 1996

B. Franklin Kahn

/ s / Laura M. Franklin                    Vice President, Finance
-----------------------                    and Chief Accounting Officer              March 28, 1996

Laura M. Franklin

                       Report of Independent Accountants



To the Trustees and Shareholders of
Washington Real Estate Investment Trust


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2) on page 17 present fairly, in all material respects, the financial position of Washington Real Estate Investment Trust at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Washington, D.C.
March 27, 1996

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS



                                                              December 31,             December 31,
                                                                  1995                     1994
                                                              -------------            -------------
Assets
  Real estate at cost                                          $272,597,214             $206,377,733
  Accumulated depreciation                                      (41,021,586)             (36,588,540)
                                                               ------------             ------------
                                                                231,575,628              169,789,193
  Mortgage note receivable                                          800,000                  800,000
                                                               ------------             ------------
          Total investment in real estate                       232,375,628              170,589,193

  Cash and temporary investments                                  3,531,812                2,736,183
  Rents and other receivables, net of allowance for doubtful
     accounts of $517,934 and $650,356, respectively              2,307,314                2,207,069
  Prepaid expenses and other assets                               3,568,753                3,273,665
                                                               ------------             ------------

                                                               $241,783,507             $178,806,110
                                                               ============             ============

Liabilities
  Accounts payable and other liabilities                         $3,032,575               $2,975,691
  Tenant security deposits                                        1,827,725                1,517,762
  Advance rents                                                   1,482,183                1,653,557
  Mortgage note payable                                           7,706,346                    -
  Lines of credit payable                                        28,000,000               18,000,000
                                                               ------------             ------------

                                                                 42,048,829               24,147,010
                                                               ------------             ------------

Shareholders' Equity
  Shares of beneficial interest, unlimited authorization,
    without par value                                           184,416,013              139,340,435
  Undistributed  gains on real estate dispositions               15,318,665               15,318,665
                                                               ------------             ------------

                                                                199,734,678              154,659,100
                                                               ------------             ------------

                                                               $241,783,507             $178,806,110
                                                               ============             ============




                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                              STATEMENTS OF INCOME

                                                                        Year Ended December 31,
                                                         1995                   1994                   1993
                                                      -----------             -----------           -----------
Real estate rental revenue                            $52,597,497             $45,511,482           $39,375,282
Real estate expenses                                  (16,600,615)            (14,030,844)          (11,829,702)
                                                      -----------             -----------           -----------

                                                       35,996,882              31,480,638            27,545,580
Depreciation                                           (5,083,742)             (3,933,090)           (3,616,190)
                                                      -----------             -----------           -----------

Income from real estate                                30,913,140              27,547,548            23,929,390



Other income (expense)                                    715,189                (550,276)            1,496,326
Interest expense                                       (2,169,801)               (614,162)              (61,462)
General and administrative                             (3,355,199)             (3,260,870)           (2,858,035)
                                                      -----------             -----------           -----------

Income before gain on sale of real estate              26,103,329              23,122,240            22,506,219

Gain on sale of real estate                                 -                       -                   741,217
                                                      -----------             -----------           -----------

Net income                                            $26,103,329             $23,122,240           $23,247,436
                                                      ===========             ===========           ===========

Income before gain on sale of real estate per share         $0.88                   $0.82                 $0.80
                                                      ===========             ===========           ===========

Net income per share                                        $0.88                   $0.82                 $0.82
                                                      ===========             ===========           ===========





                  See accompanying notes to financial statemen

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                          1995                    1994                    1993
                                                                       -----------             -----------              -----------
Cash Flow From Operating Activities
  Net income                                                           $26,103,329             $23,122,240              $23,247,436
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                                         5,083,742               3,933,090                3,616,190
    Changes in other assets                                               (395,333)                479,493               (1,156,187)
    Changes in other liabilities                                           195,473               1,484,414                   65,938
    Gain on sale of property                                                   -                      -                    (741,217)
    Loss on sale of marketable investment securities                           -                   799,571                     -
                                                                       -----------             -----------              -----------

    Cash flow provided by operating activities                          30,987,211              29,818,808               25,032,160
                                                                       -----------             -----------              -----------

Cash Flow From Investing Activities
  Improvements to real estate                                           (8,123,995)             (5,786,977)              (4,711,662)
  Real estate acquisitions, net *                                      (50,994,178)            (30,729,184)             (11,049,907)
  Purchases of marketable investment securities                        (75,949,280)            (33,560,706)             (15,524,945)
  Maturities and sales of marketable investment securities              75,949,280              49,045,967               53,000,435
  Proceeds from the sale of real property                                      -                       -                    176,000
  Payments received on mortgage note receivable
      for sale of property                                                     -                       -                     74,000
                                                                       -----------             -----------              -----------

    Net cash (used in) provided by investing activities                (59,118,173)            (21,030,900)              21,963,921
                                                                       -----------             -----------              -----------

Cash Flow From Financing Activities
  Dividends paid                                                       (29,711,993)            (25,981,388)             (24,380,361)
  Distribution of gain on sale of real estate                                  -                      -                    (741,217)
  Repayment of short-term bank loan                                            -                      -                 (21,000,000)
  Borrowings - lines of credit                                          46,000,000              18,000,000                     -
  Repayments - lines of credit                                         (36,000,000)                   -                        -
  Mortgage principal payments                                              (45,658)                   -                     (27,269)
  Mortgage principal retirements                                               -                      -                  (1,087,924)
  Net proceeds from sale of shares                                      48,609,895                    -
  Share options exercised                                                   74,347                 170,192                  195,673
                                                                       -----------             -----------              -----------

    Net cash flow provided by (used in) financing activities            28,926,591              (7,811,196)             (47,041,098)
                                                                       -----------             -----------              -----------

Net increase (decrease) in cash and cash equivalents                       795,629                 976,712                  (45,017)
Cash and temporary investments at beginning of year                      2,736,183               1,759,471                1,804,488
                                                                       -----------             -----------              -----------

Cash and temporary investments at end of year                           $3,531,812              $2,736,183               $1,759,471
                                                                       ===========             ===========              ===========

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for interest                                  $2,111,342                $514,811                  $61,462
                                                                       ===========             ===========              ===========
Cash paid during the year for real estate taxes                         $3,666,005              $3,247,171               $3,026,845
                                                                       ===========             ===========              ===========

*Supplemental schedule of non-cash investing and financing activities
On August 22, 1995 WRIT purchased Frederick Square Shopping Center for an acquisition cost of $13,392,000. WRIT assumed a mortgage in the amount of $7,752,000 and paid the balance in cash, the $7,752,000 mortgage is not included in the $50,994,178 amount shown as real estate acquisitions.

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                              Undistributed
                                                       Shares of Beneficial                      Gains on
                                                            Interest                            Real Estate
                                                Shares                    Amount                Dispositions
                                            ------------               ------------            ------------
Balance, December 31, 1992                    28,211,387               $143,707,860             $15,318,665
Net income                                                               22,506,219
Gain on sale of real estate                                                                         741,217
Dividends                                                               (24,380,361)               (741,217)
Share options exercised                           16,218                    195,673
                                            ------------               ------------            ------------
Balance, December 31, 1993                    28,227,605                142,029,391              15,318,665
Net income                                                               23,122,240
Dividends                                                               (25,981,388)
Share options exercised                           14,939                    170,192
                                            ------------               ------------            ------------
Balance, December 31, 1994                    28,242,544                139,340,435              15,318,665
Net income                                                               26,103,329
Net proceeds from sale of shares               3,500,000                 48,609,895
Dividends                                                               (29,711,993)
Share options exercised                            9,190                     74,347
                                            ------------               ------------            ------------
Balance, December 31, 1995                    31,751,734               $184,416,013             $15,318,665
                                            ============               ============            ============




                   See accompanying notes to financial state

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE A: NATURE OF BUSINESS
Washington Real Estate Investment Trust (WRIT or the Trust) is a self-administered qualified equity real estate investment trust. The Trust's business consists of the ownership of income-producing real estate properties principally in the Greater Washington-Baltimore Region. The Trust has a fundamental strategy of regional focus, diversified property type ownership and conservative financial management.

Washington Real Estate Investment Trust (WRIT) operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95% of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

NOTE B: ACCOUNTING POLICIES
Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three years. WRIT recognizes rental income from its residential and commercial leases when earned, which is not materially different than revenue recognition on a straight-line basis.

Buildings are depreciated on a straight-line basis over estimated useful lives
not exceeding 50 years.   Effective January 1, 1995, WRIT revised its estimate
of useful lives for major capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 20 years. All tenant improvements are amortized using the straight-line method over 5 years or the term of the lease if it differs significantly from 5 years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred. Depreciation expense for Federal income tax purposes differs from that reported for financial statement purposes due to the use of different lives and depreciation methods. As of December 31, 1995 the net assets as reported in WRIT's financial statements exceed the net basis for Federal Income Tax purposes by $14,571,577 due to a lower basis of certain real estate assets acquired by tax-free exchanges.

Cash and temporary investments, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents, mortgage note payable and lines of credit payable are carried at historical cost which reasonably approximate their fair values. Cash and temporary investments include investments readily convertible to known amounts of cash generally with original maturities of 90 days or less.

Disclosure about the fair value of financial instruments is based on information available to WRIT as of December 31, 1995. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the carrying amounts.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE B: ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements: In March 1995, The Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996. In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The company expects to continue to apply the accounting provisions of APB opinion 25 in determining its net income. However, beginning in 1996, additional disclosures will be made about the estimated compensation expense under the method established by Statement No.
123. The adoption of these standards will not have a material effect on the company's financial position or results of operations.

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                  December 31,
                                                        1995                      1994
                                                   ------------              --------------
                 Office buildings                  $128,222,088                $ 88,968,658
                 Apartment buildings                 27,195,617                  26,369,011
                 Shopping centers                    82,108,462                  65,921,524
                 Industrial distribution centers     35,071,047                  25,118,540
                                                   ------------                ------------
                                                   $272,597,214                $206,377,733
                                                   ============                ============


Properties acquired by WRIT during the year ending December 31, 1995 are as follows:

Acquisition                                                                                           Rentable         Acquisition
   Date                          Property                                    Type                   Square Feet            Cost
--------------   ------------------------------------------         -------------------------       -----------       ------------
  1/26/95        6110 Executive Boulevard                           Office                            198,800          $16,515,000
  5/17/95        Tech 100 Industrial Park                           Industrial                        167,300            6,830,000
  8/22/95        Frederick County Square (Note E)                   Shopping center                   232,800           13,392,000
 11/02/95        1220 19th Street                                   Office                            104,000           19,169,000
 12/23/95        Crossroads Distribution Center                     Industrial                         84,600            2,840,000
                                                                                                    -----------        -----------
                                                                                                      787,500          $58,746,000
                                                                                                    ===========        ===========

NOTE D: MORTGAGE NOTE RECEIVABLE
In June 1993, WRIT sold its headquarters building for $1,050,000 and recognized a gain of $741,217. Proceeds received were $176,000 in cash and $874,000 in a mortgage note receivable. Principal payments received in 1993 totaled $74,000. In February 1996, the mortgage note receivable was modified and the term was extended for a period of ten years beginning July, 1996. The mortgage bears interest at 9% through June, 1996, then 12% thereafter and matures in June, 2006. Interest only is payable monthly until June, 1996. Beginning in July, 1996, interest and principal are payable monthly, based upon a thirty year amortization, until June, 2006. At that time all accrued and unpaid interest and principal are due in full. At December 31, 1995, the fair value of the mortgage note receivable approximates its carrying amount.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE E: MORTGAGE NOTE PAYABLE
On August 22, 1995 WRIT assumed a $7,752,000 mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%. Principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of December 31, 1995 are $117,000, $128,000,
$140,000, $153,000, $167,000 and $7,001,000 thereafter.   At December 31, 1995,
the fair value of the mortgage note payable approximates its carrying amount.

NOTE F:  LINES OF CREDIT PAYABLE
On January 26, 1995 WRIT borrowed $16,000,000 on a short-term bank loan at the bank's then prime rate of 8.5%. Interest only was payable monthly on the unpaid principal balance at the bank's corporate base rate. On March 8, 1995, the $16,000,000 short-term loan was replaced with an unsecured credit commitment of $25,000,000 and the outstanding advance of $16,000,000 was transferred to this new commitment. This $16,000,000 advance bore interest at the rate of 6.8% until September 8, 1995, at which time it was paid in full (See Capital Resources and Liquidity). Additionally under this commitment, WRIT borrowed the following amounts: On May 15, 1995, $7,000,000 for the acquisition of Tech 100 Industrial Park, on June 28, 1995, $2,000,000 for capital improvements and major renovations, and on November 2, 1995, $18,000,000 for the acquisition of 1220 19th Street. The $2,000,000 advance bore interest at the rate of 6.42% until July 31, 1995 at which time it was paid in full. On November 15, 1995 the initial interest rate of 6.425% expired for the $7,000,000 advance. The new rate of 5.99% is effective until August 12, 1996 at which time it will adjust as described below. The $18,000,000 advance bears interest at the rate of 6.11% until August 29, 1996 at which time it will also adjust as further described. Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's debt service coverage ratio. Based on WRIT's current debt service coverage ratio, this spread is 30 basis points over LIBOR. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

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

On July 27, 1995 WRIT renegotiated its other $25,000,000 unsecured credit commitment that was scheduled to expire on August 25, 1995 and replaced it with an unsecured credit commitment of $50,000,000 from the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property. On December 21, 1995 WRIT borrowed $3,000,000 under this commitment for the acquisition of Crossroads Distribution Center. The $3,000,000 advance bears interest at the rate of 6.15% until July 18, 1996 at which time it will adjust. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 26, 1996, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. WRIT has the option to extend this agreement until July 25, 1997. At that time, WRIT intends to exercise this option. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. Based on WRIT's current interest coverage ratio, this spread is 50 basis points over LIBOR. This credit agreement provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 26, 1996 or July 25, 1997, if extended. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE F:  LINES OF CREDIT PAYABLE (continued)
The $50,000,000 credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50,000,000 exceeds the balance of outstanding advances and term loans. This fee is payable quarterly in arrears beginning October 1995 until July 26, 1996, or July 25, 1997 if extended. This commitment also contains certain covenants which WRIT is required to meet periodically.

As of December 31, 1995 there were advances outstanding on the above credit facilities in the amount of $28,000,000.

NOTE G: SHARES OF BENEFICIAL INTEREST AND DIVIDENDS
Net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. The weighted average shares outstanding were 29,786,933, 28,239,420 and 28,223,307 in 1995, 1994 and
1993, respectively.

The following is a breakdown of the taxable percentage of WRIT's dividends for 1995, 1994 and 1993, respectively:

                              Ordinary Income               Capital Gain             Return of Capital
                              ---------------               ------------             -----------------
         1995                      89.23%                            --                     10.77%
         1994                      90.54%                            --                      9.46%
         1993                      95.80%                         2.60%                      1.60%

NOTE H: SHARE OPTIONS
WRIT maintains an Incentive Share Option Plan under which up to 1,324,700 shares may be awarded to eligible employees. Options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Activity under the plan is summarized below:

                                   Number                                            Options
                                  of Shares                 Option Price             Exercisable
                                  ---------                 ------------             -----------
Balance,
  December 31, 1992               193,142                $   7.07     -  $ 18.62     101,986
  Exercised                       (16,218)                   7.07     -    15.21
Balance,
  December 31, 1993               176,924                    7.07     -    18.62     119,394
  Granted                          57,798                 15.1875     -    20.625
  Exercised                       (14,939)                   7.07     -    15.21
  Canceled                        (23,642)                  12.79     -    20.625
                                  --------
Balance,
  December 31, 1994               196,141                    8.09     -    20.625    100,868
  Granted                          50,196                  14.625
  Exercised                        (9,190)                   8.09
  Canceled                        (56,375)                  12.41
                                  --------
Balance,
  December 31, 1995               180,772                $   9.89    -   $ 20.625    112,429

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE H: SHARE OPTIONS (continued)
On June 27, 1990, the then Chairman and Chief Executive Officer was granted non-qualified share options for 150,000 shares at $11.71, the per share market price on that day. These shares were exercisable 20% at date of grant and 20% upon each anniversary over a four year period. Share options of 60,000 in 1991 and 30,000 in 1992 were exercised leaving 60,000 remaining to be exercised. In June 1995, 56,375 of qualified share options granted to WRIT's former Chairman,
B. Franklin Kahn became non-qualified share options, three months after his retirement. These shares are exercisable 10% per year. As of December 31, 1995, 24,162 of these options are exercisable.

On December 19, 1995 the President and Chief Executive Officer of WRIT was granted non-qualified share options for 13,333 at $14.625, the per share market price that day. On December 14, 1994, non-qualified share options were granted for 9,091 shares at the June 1, 1994 market price of $19.25. All shares are 50% exercisable after the first anniversary date and 100% exercisable after the second anniversary date. As of December 31, 1995, 4,546 shares are exercisable.

NOTE I: PENSION PLAN AND OTHER BENEFIT PLANS
WRIT maintains a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation (PBO) and the accumulated benefit obligation (ABO) became equal. WRIT anticipates terminating the plan no later than December 31, 1999. Since there are no further benefit accruals provided under the plan, WRIT has substantially reduced its funding obligation and there will be no further increases in the ABO or PBO. Benefits under the plan were generally based on years of service and final average pay. Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. Pension costs were $27,000, $90,000, and $164,000 in 1995, 1994 and 1993, respectively. The actual return
(loss) on plan assets was $10,000,  $27,000, and $(31,000)  for 1995, 1994 and
1993 respectively. The assumed long-term rate of return is 8.00%. Plan obligations in excess of amounts permitted under the Tax Equity and Fiscal Responsibility Act of 1982 are accrued as a liability of WRIT and included in total pension cost. The funded status of the plan is:

                                                                             December 31,
                                                                        1995            1994
                                                                    ----------       ----------
Actuarial present value of
   benefit obligations:
         Vested benefit obligation                                  $1,625,000       $3,269,000
         Accumulated benefit obligation                              1,663,000        3,271,000
  Projected benefit obligation                                       1,663,000        3,364,000
  Plan assets at market value                                        1,596,000        3,281,000

The liabilities are calculated using an assumed discount rate of 8.00% for December 31, 1995 and 1994 and an assumed compensation increase of 5% for 1994.

In 1995, annuity contracts were purchased with plan assets for two participants who retired during 1995, one being WRIT's former Chairman and Chief Executive Officer B. Franklin Kahn. The cost of said annuities was $1,593,000 and the reduction in the PBO was $1,632,000.

In 1996, WRIT intends to implement a Retirement Savings Plan (the "Savings Plan"). It will be established so that participants in the savings plan may elect to contribute a portion of their earnings to the Savings Plan and WRIT may, at its discretion, make a voluntary contribution to the Savings Plan.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE I: PENSION PLAN AND OTHER BENEFIT PLANS (continued)
Management has adopted a compensation plan for its senior personnel which will align their compensation growth with shareholders' interests. Essentially, the plan limits future salary increases, with an emphasis on cash bonus incentives and a stock option plan based on performance. The financial incentives to management are earned after achieving prescribed growth. This plan is effective for the 1996 year and will be reviewed by the Board of Trustees' compensation Committee each year.

NOTE J: RENTALS UNDER OPERATING LEASES
Noncancelable commercial operating leases provide for minimum rental income during each of the next five years of approximately $34,921,957, $27,065,221, $20,109,678, $15,816,407, $9,635,551 and $12,190,221 thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial rentals increase in future years based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $496,000, $428,000 and $447,000 in 1995, 1994 and 1993 respectively.

NOTE K: ENVIRONMENTAL MATTERS
New Occupational Safety and Health Administration (OSHA) regulations effective October 1995, require owners of buildings constructed before 1981 to actively determine whether their buildings contain asbestos containing material ("ACM"). WRIT, through the services of an environmental consulting firm, determined that ACM was located within the ceiling plaster above the ceiling tiles in most vacant spaces and some occupied spaces at its 1901 Pennsylvania Avenue office building. In December 1995, WRIT contracted for the removal of the ACM's at 1901 Pennsylvania Avenue in strict accordance with all applicable Federal, State and local codes as well as OSHA regulations. An independent environmental firm was contracted to monitor and enforce this compliance.

WRIT has retained the services of an environmental consulting firm to test for asbestos in 29 of its properties built before 1981 which had no previous and/or current environmental studies performed. The results of these tests are expected to be completed in May, 1996.

A summary of costs associated with these matters are as follows:

1)       Total Estimated Costs for ACM Removal at 1901 Pennsylvania Avenue                 $469,000

         Total Costs Incurred and Capitalized as of December 31, 1995                      $ 75,000
                                                                                           --------

         Estimated Costs Remaining                                                         $394,000
                                                                                           ========

2)       Total Environmental Costs for Other Buildings and Survey for 29 buildings         $192,000

         Total Costs for Other Buildings Incurred and Capitalized as of December 31,1995   $136,000
                                                                                           --------

         Estimated Costs Remaining (Environmental Survey)                                  $ 56,000
                                                                                           ========

The management of WRIT anticipates that any additional costs incurred resulting from the environmental survey will not have a material effect on the financial position and results of operations of the company.

NOTE L: SUBSEQUENT EVENT
On March 13, 1996 WRIT acquired Walker House Apartments, a 196 unit 8 story apartment building located in Gaithersburg, Maryland for an acquisition cost of $10,800,000. WRIT borrowed $11,000,000 from its line of credit for this acquisition at a rate of 5.78% until July 11, 1996 at which time the rate will adjust (See Note F). Interest only is payable monthly, in arrears, on the unpaid principal balance.

                                                                   SCHEDULE III

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION



                                                                   Initial Cost (b)              Net
                                                         ---------------------------------   Improvements
                                                                               Building      (Retirements)
                                                                                  and            since
Properties                       Location                    Land             Improvements    Acquisition
-------------------------       ------------             -----------          ------------    -----------
SHOPPING CENTERS
Concord Centre                  Virginia                    $412,500            $850,038      $2,644,518
Bradlee                         Virginia                   4,151,583           5,428,251       3,445,989
Clairmont                       Maryland                     154,739             891,608         636,474
Dover Mart                      Delaware                     243,500             463,858         689,376
Chevy Chase Metro Plaza         Washington, D.C.           1,549,262           4,304,434       2,675,195
Prince William Plaza            Virginia                     171,482             820,465         562,090
Takoma Park                     Maryland                     415,200           1,084,453           1,203
Westminster                     Maryland                     552,745           1,889,032       1,732,596
Wheaton Park                    Maryland                     622,908             856,683         755,172
Montgomery Village Center       Maryland                  11,624,500           9,105,262         491,984
Shoppes of Foxchase             Virginia                   5,838,138           2,979,469         646,811
Frederick County Square (e)     Maryland                   6,561,293           6,830,250          25,401
                                                         -----------         -----------     -----------
                                                          32,297,850          35,503,803      14,306,809
                                                         -----------         -----------     -----------
OFFICE BUILDINGS
The WRIT Building               Maryland                     222,000           1,690,497       2,969,295
1901 Pennsylvania Avenue        Washington, D.C.             891,600           3,481,239       4,088,839
One Metro Square                Maryland                     840,000          10,868,917       5,718,453
444 North Frederick Avenue      Maryland                     812,901           3,817,459       1,233,834
7700 Leesburg Pike              Virginia                   3,669,464           4,000,406       2,241,601
Arlington Financial Center      Virginia                   3,000,000           3,293,122         147,273
515 King Street                 Virginia                   4,102,276           3,931,408         627,945
The Lexington Building          Maryland                   1,179,700           1,262,472         236,969
The Saratoga Building           Maryland                   1,464,140           1,554,284         540,861
Brandywine Center               Maryland                     718,180             735,381         142,910
Tycon Plaza II                  Virginia                   3,261,965           7,242,691         513,606
Tycon Plaza III                 Virginia                   3,254,670           7,794,189         578,989
6110 Executive Boulevard        Maryland                   4,621,112          11,895,120         407,843
1220 19th Street                Washington, D.C.           7,802,475          11,366,002               0
                                                         -----------         -----------     -----------
                                                          35,840,483          72,933,187      19,448,418
                                                         -----------         -----------     -----------
APARTMENT BUILDINGS
Country Club Towers             Virginia                     299,389           2,561,473       2,335,376
Munson Hill Towers              Virginia                     (a)               3,337,038       3,604,475
Park Adams                      Virginia                     286,588           1,653,833       2,390,022
Roosevelt Towers                Virginia                     335,831           1,996,340       1,613,750
3801 Connecticut Avenue         Washington, D.C.             419,483           2,678,440       3,683,579
                                                         -----------         -----------     -----------
                                                           1,341,291          12,227,124      13,627,202
                                                         -----------         -----------     -----------
INDUSTRIAL DISTRIBUTION CENTERS
Pepsi-Cola                      Maryland                     759,927           1,791,754       1,559,917
Capitol Freeway Center          Washington, D.C.             300,000           1,204,748       2,624,258
Department of Commerce          Virginia                     346,817           1,008,864       1,291,642
Fullerton                       Virginia                     950,000           3,317,305         605,730
Ravensworth Center              Virginia                     391,490           1,059,291         344,542
Shirley I-395 Business Center   Virginia                     652,474           1,264,695       1,030,313
V Street Distribution Center    Washington, D.C.             125,500             317,019         156,996
Charleston Business Center      Maryland                   2,044,930           2,090,821         128,235
Tech 100 Industrial Park        Maryland                   2,086,212           4,743,720          33,849
Crossroads Distribution Center  Maryland                     894,404           1,945,594               0
                                                         -----------         -----------     -----------
                                                           8,551,754          18,743,811       7,775,482
                                                         -----------         -----------     -----------

    Totals                                               $78,031,378        $139,407,925     $55,157,911
                                                         ===========        ============     ===========


                                     Gross Amounts at which carried at
                                            December 31, 1995                  Accumulated
                                  -----------------------------------------    Depreciation
                                                Buildings                           at
                                                   and                          December 31,       Date of
Properties                         Land       Improvements        Total(d)          1995         Construction
-------------------------         ----------  ------------      -----------    -------------     ------------
SHOPPING CENTERS
Concord Centre                      $412,500    $3,494,556       $3,907,056        $931,555        1960
Bradlee                            4,151,583     8,874,240       13,025,823       2,716,337        1955
Clairmont                            154,739     1,528,082        1,682,821         641,328        1965
Dover Mart                           243,500     1,153,234        1,396,734         402,814        1960
Chevy Chase Metro Plaza            1,549,262     6,979,629        8,528,891         990,830        1975
Prince William Plaza                 171,482     1,382,555        1,554,037         582,459        1967
Takoma Park                          415,200     1,085,656        1,500,856         732,347        1962
Westminster                          552,745     3,621,628        4,174,373       1,726,071        1969
Wheaton Park                         622,908     1,611,855        2,234,763         410,915        1967
Montgomery Village Center         11,624,500     9,597,246       21,221,746         554,996        1969
Shoppes of Foxchase                5,838,138     3,626,280        9,464,418          97,386        1960
Frederick County Square (e)        6,561,293     6,855,651       13,416,944          82,621        1973
                                 -----------   -----------      -----------     -----------
                                  32,297,850    49,810,612       82,108,462       9,869,659
                                 -----------   -----------      -----------     -----------
OFFICE BUILDINGS
The WRIT Building                    222,000     4,659,792        4,881,792       1,307,759        1965
1901 Pennsylvania Avenue             891,600     7,570,078        8,461,678       2,837,693        1960
One Metro Square                     840,000    16,587,370       17,427,370       5,395,525        1975
444 North Frederick Avenue           812,901     5,051,293        5,864,194         485,222        1981
7700 Leesburg Pike                 3,669,464     6,242,007        9,911,471         450,942        1976
Arlington Financial Center         3,000,000     3,440,395        6,440,395         239,538        1963
515 King Street                    4,102,276     4,559,353        8,661,629         285,156        1966
The Lexington Building             1,179,700     1,499,441        2,679,141          30,706        1970
The Saratoga Building              1,464,140     2,095,145        3,559,285          51,926        1977
Brandywine Center                    718,180       878,291        1,596,471          24,569        1969
Tycon Plaza II                     3,261,965     7,756,297       11,018,262         229,055        1981
Tycon Plaza III                    3,254,670     8,373,178       11,627,848         225,146        1978
6110 Executive Boulevard           4,621,112    12,302,963       16,924,075         385,219        1971
1220 19th Street                   7,802,475    11,366,002       19,168,477          62,398        1976
                                 -----------   -----------      -----------     -----------
                                  35,840,483    92,381,605      128,222,088      12,010,854
                                 -----------   -----------      -----------     -----------
APARTMENT BUILDINGS
Country Club Towers                  299,389     4,896,849        5,196,238       2,454,666        1965
Munson Hill Towers                  (a)          6,941,513        6,941,513       3,389,428        1963
Park Adams                           286,588     4,043,855        4,330,443       1,836,229        1959
Roosevelt Towers                     335,831     3,610,090        3,945,921       1,847,471        1964
3801 Connecticut Avenue              419,483     6,362,019        6,781,502       3,560,484        1951
                                 -----------   -----------      -----------     -----------
                                   1,341,291    25,854,326       27,195,617      13,088,278
                                 -----------   -----------      -----------     -----------
INDUSTRIAL DISTRIBUTION CENTER
Pepsi-Cola                           759,927     3,351,671        4,111,598         481,661        1971
Capitol Freeway Center               300,000     3,829,006        4,129,006       1,469,734        1940
Department of Commerce               346,817     2,300,506        2,647,323       1,432,241        1964
Fullerton                            950,000     3,923,035        4,873,035         785,004        1980
Ravensworth Center                   391,490     1,403,833        1,795,323         266,697        1965
Shirley I-395 Business Center        652,474     2,295,008        2,947,482       1,208,762        1960
V Street Distribution Center         125,500       474,015          599,515         203,889        1960
Charleston Business Center         2,044,930     2,219,056        4,263,986          91,570        1973
Tech 100 Industrial Park           2,086,212     4,777,569        6,863,781         111,283        1990
Crossroads Distribution Center       894,404     1,945,594        2,839,998           1,954        1987
                                 -----------   -----------      -----------     -----------
                                   8,551,754    26,519,293       35,071,047       6,052,795
                                 -----------   -----------      -----------     -----------

    Totals                       $78,031,378  $194,565,836     $272,597,214     $41,021,586
                                 ===========  ============     ============     ===========


                                       Date of              Net Rentable     Depreciation
Properties                           Acquisition           Square Feet (f)     Life (c)
------------------------          -----------------        ---------------   ------------
SHOPPING CENTERS
Concord Centre                    December     1973              76,383      33 Years
Bradlee                           December     1984             167,974      40 Years
Clairmont                         December     1976              40,455      39 Years
Dover Mart                        January      1973              44,044      40 Years
Chevy Chase Metro Plaza           September    1985              49,893      50 Years
Prince William Plaza              August       1968              54,584      50 Years
Takoma Park                       July         1963              58,811      50 Years
Westminster                       September    1972             171,531      37 Years
Wheaton Park                      September    1977              46,716      49 Years
Montgomery Village Center         December     1992             196,464      50 Years
Shoppes of Foxchase               June         1994             127,564      50 Years
Frederick County Square (e)       August       1995             232,783      30 Years
                                                            -----------
                                                              1,267,202
                                                            -----------
OFFICE BUILDINGS
The WRIT Building                 August       1979              65,653      31 Years
1901 Pennsylvania Avenue          May          1977              97,036      28 Years
One Metro Square                  August       1979             206,144      41 Years
444 North Frederick Avenue        October      1989              65,463      50 Years
7700 Leesburg Pike                October      1990             122,497      50 Years
Arlington Financial Center        June         1992              51,655      50 Years
515 King Street                   July         1992              78,073      50 Years
The Lexington Building            November     1993              47,751      50 Years
The Saratoga Building             November     1993              58,237      50 Years
Brandywine Center                 November     1993              34,982      50 Years
Tycon Plaza II                    June         1994             139,938      50 Years
Tycon Plaza III                   June         1994             151,594      50 Years
6110 Executive Boulevard          January      1995             198,796      30 Years
1220 19th Street                  November     1995             104,033      30 Years
                                                            -----------
                                                              1,421,852
                                                            -----------
APARTMENT BUILDINGS
Country Club Towers               July         1969             276,000      35 Years
Munson Hill Towers                January      1970             340,000      33 Years
Park Adams                        January      1969             210,000      35 Years
Roosevelt Towers                  May          1965             229,000      40 Years
3801 Connecticut Avenue           January      1963             242,000      30 Years
                                                            -----------
                                                              1,297,000
                                                            -----------
INDUSTRIAL DISTRIBUTION CENTERS
Pepsi-Cola                        October      1987              68,750      40 Years
Capitol Freeway Center            July         1974             145,000      25 Years
Department of Commerce            December     1971             105,000      43 Years
Fullerton                         September    1985             103,339      50 Years
Ravensworth Center                December     1986              29,000      40 Years
Shirley I-395 Business Center     September    1961             112,585      40 Years
V Street Distribution Center      October      1973              30,753      40 Years
Charleston Business Center        November     1993              85,267      50 Years
Tech 100 Industrial Park          May          1995             167,267      30 Years
Crossroads Distribution Center    December     1995              84,550      30 Years
                                                            -----------
                                                                931,511
                                                            -----------

    Totals                                                    4,917,565
                                                            ===========


Notes:

   (a) The site of Munson Hill Towers is rented under a lease requiring annual payments of $22,590 until the expiration of the lease in 2060.

   (b) The purchase of real estate investments has been divided between land and buildings and improvements on the basis of valuations by the Trust.

   (c) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

   (d) At December 31, 1995 total land, buildings and improvements are carried at $258,025,637 for federal income tax purposes.

   (e) At December 31, 1995, the only mortgage encumbrance was the $7,706,346 mortgage note payable on Frederick County Square.

   (f) Residential properties are presented in gross square feet

                                                                   SCHEDULE III

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                                                      Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1995, 1994, and 1993:


                                                                                  Year Ended December 31,

                                                                1995                         1994                     1993
Real Estate Assets                                          ------------                 ------------            ------------
Balance, beginning of period                                $206,377,733                 $170,461,454            $155,765,010

Additions - property acquisitions                             58,746,182                   30,729,184              11,049,907
                - improvements                                 8,123,995                    5,786,977               4,711,662

Deductions - write-off of fully depreciated assets              (650,696)                    (599,882)               (410,783)
                  - sale of 4936 Fairmont                           -                            -                   (654,342)
                                                            ------------                 ------------            ------------
Balance, end of period                                      $272,597,214                 $206,377,733            $170,461,454
                                                            ============                 ============            ============
Accumulated Depreciation

Balance, beginning of period                                 $36,588,540                  $33,255,332             $30,460,618

Additions - depreciation (a)                                   5,083,742                    3,933,090               3,616,190

Deductions - write-off of fully depreciated assets              (650,696)                    (599,882)               (410,783)
                  - sale of 4936 Fairmont                           -                            -                   (410,693)
                                                            ------------                 ------------            ------------
Balance, end of period                                       $41,021,586                  $36,588,540             $33,255,332
                                                            ============                 ============            ------------


   (a) Total depreciation charged to income in 1995, 1994, and 1993, respectively, consists of the following:

                                                                        1995                         1994                    1993
                                                                   ------------                 ------------            ------------
     Depreciation on real estate investments                         $5,083,742                   $3,933,090              $3,616,190
     Depreciation on office furniture, fixtures and equipment
       (included in general and administrative expenses)                 47,745                       45,211                  39,612
                                                                   ------------                 ------------            ------------
                                                                     $5,131,487                   $3,978,301              $3,655,802
                                                                   ============                 ============            ============

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                           MORTGAGE NOTE RECEIVABLE                  SCHEDULE IV


                                                             Final                 Periodic                          Face
                                           Interest         Maturity               Payment                Prior    Amount of
Description                                  Rate             Date                  Terms                 Liens     Mortgages
-----------------------------------------------------------------------------------------------------------------------------
Mortgage note receivable                    9.00%         June 1, 2006  9% interest only from              N/A      $874,000
dated June 28, 1993, and First                                          July 1, 1993 until Dec.
 Modification dated February 2, 1996,                                   28, 1993.  On Dec. 28,
secured by a first lien deed of trust and                               1993, principal payment
security agreement.                                                     of $70,000 due.  9% interest
                                                                        only from Dec. 28, 1993
                                                                        until June 30, 1996.  Interest
                                                                        and principal based upon
                                                                        a 30 year amortization,
                                                                        bearing interest at the rate
                                                                        of 12%, due monthly from July
                                                                        1, 1996 until June 1, 2006 at
                                                                        which time all accrued and
                                                                        unpaid interest and principal
                                                                        are due in full.


                                                                          Principal
                                                                          Amount of
                                                                           Mortgage
                                                                         subject to
                                                          Carrying       delinquent
                                                          Amount of      principal or
Description                                              Mortgages(2)      interest
--------------------------------------------------------------------------------------
Mortgage note receivable                                 $800,000(1)         None
dated June 28, 1993, and First
 Modification dated February 2, 1996,
secured by a first lien deed of trust and
security agreement.




(1)  Reconciliation of Carrying Amont:

Face amount July 1, 1993                       $874,000

Principal  payment  Dec. 28, 1993               (74,000)
                                               --------

Carrying amount at Dec. 31, 1995 and 1994      $800,000
                                               ========

(2) Aggregate cost is equal to cost for Federal income tax purposes.

SUPPLEMENTARY INFORMATION:
QUARTERLY FINANCIAL RESULTS (Unaudited)


                                                             Quarter

  1995                                 First         Second          Third         Fourth
  ----                                 -----         ------          -----         ------
Real estate rental revenue          $12,463,950    $12,827,773    $13,273,490    $14,032,284
Net income                            6,159,411      6,198,440      6,835,409      6,910,069
Net income per share                      $0.22          $0.22          $0.22          $0.22

  1994
  ----
Real estate rental revenue          $11,312,489    $10,758,614    $11,759,339    $11,681,040
Net income                            5,805,007      5,827,737      5,846,949      5,642,547
Net income per share                      $0.21          $0.21          $0.21          $0.20

  1993
  ----
Real estate rental revenue           $9,758,105     $9,713,873     $9,904,958     $9,998,346
Net income                            5,770,868      5,580,892      5,535,365      5,619,095
Net income per share                      $0.20          $0.20          $0.20          $0.20