Form 10-Q
period 1996-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1996-05-15
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR QUARTER ENDED  March  31, 1996        COMMISSION FILE NO. 1-6622
                       -------------------                          ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DISTRICT OF COLUMBIA                                               53-0261100
- ----------------------------------------------------------------             ------------------------------------
  (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
- -------------------------------------------------------------------------------
                  (Address of principal executive office)  (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                          --------------


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.


                   SHARES OF BENEFICIAL INTEREST  31,751,734
- -------------------------------------------------------------------------------


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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST



                                     INDEX

                                                                                                        Page
                                                                                                        ----
Part I:  Financial Information
         ---------------------

                 Item l.   Financial Statements
                           Balance Sheets                                                                  3
                           Statements of Income                                                            4
                           Statements of Cash Flows                                                        5
                           Statement of Changes in Shareholders' Equity                                    6
                           Notes to Financial Statements                                                   7

                 Item 2.   Management's Discussion and Analysis                                           10


Part II: Other Information
         -----------------

                 Item l.    Legal Proceedings                                                             13

                 Item 2.    Changes in Securities                                                         13

                 Item 3.    Defaults upon Senior Securities                                               13

                 Item 4.    Submission of Matters to a Vote of Security Holders                           13

                 Item 5.    Other Information                                                             13

                 Item 6.    Exhibits and Reports on Form 8-K                                              13

                 Signatures                                                                               14


                                     Part I

                             FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Operations, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1995 included in the Trust's 1995 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART I
                         ITEM I.  FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS

                                                            (Unaudited)
                                                             March 31,           December 31,
                                                               1996                  1995
                                                           -------------         -------------
Assets
  Real estate at cost                                      $284,784,750          $272,597,214
  Accumulated depreciation                                  (42,549,849)          (41,021,586)
                                                           ------------          ------------
                                                            242,234,901           231,575,628
  Mortgage note receivable                                      800,000               800,000
                                                           ------------          ------------
          Total investment in real estate                   243,034,901           232,375,628

  Cash and temporary investments                              2,599,309             3,531,812
  Rents and other receivables, net of allowance
    for doubtful accounts of $601,694 and
    $517,934, respectively                                    2,306,461             2,307,314
  Prepaid expenses and other assets                           3,979,350             3,568,753
                                                           ------------          ------------
                                                           $251,920,021          $241,783,507
                                                           ============          ============



Liabilities
  Accounts payable and other liabilities                     $3,279,010            $3,032,575
  Tenant security deposits                                    1,917,191             1,827,725
  Advance rents                                               1,296,507             1,482,183
  Mortgage note payable                                       7,678,121             7,706,346
  Lines of credit payable                                    39,000,000            28,000,000
                                                           ------------          ------------

                                                             53,170,829            42,048,829
                                                           ------------          ------------



Shareholders' Equity
  Shares of beneficial interest, unlimited authorization,
    without par value                                       183,430,527           184,416,013
  Undistributed  gains on real estate dispositions           15,318,665            15,318,665
                                                           ------------          ------------

                                                            198,749,192           199,734,678
                                                           ------------          ------------

                                                           $251,920,021          $241,783,507
                                                           ============          ============





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     Three Months Ended March 31,
                                                         1996             1995
                                                     ------------     ------------
Real estate rental revenue                           $14,680,622      $12,463,950
Real estate expenses                                  (4,912,935)      (4,003,043)
                                                     -----------      -----------
                                                       9,767,687        8,460,907
Depreciation                                          (1,528,264)      (1,075,217)
                                                     -----------      -----------
Income from real estate                                8,239,423        7,385,690

Other income                                             121,328          101,928
Interest expense                                        (654,216)        (531,625)
General and administrative                              (754,087)        (796,582)
                                                     -----------      -----------

Net Income                                            $6,952,448       $6,159,411
                                                     ===========      ===========


Per share information based on
     the weighted average number
     of shares outstanding

    Shares                                            31,751,734       28,242,544

   Net income                                              $0.22            $0.22
                                                     ===========      ===========

   Dividends paid                                          $0.25            $0.24
                                                     ===========      ===========





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Three Months Ended March 31,
                                                                  1996                1995
                                                               ----------          ----------
Cash Flow From Operating Activities
  Net income                                                   $6,952,448          $6,159,411
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                  1,528,264           1,075,217
  Changes in other assets                                        (409,745)            175,773
  Changes in other liabilities                                    150,225             846,752
                                                              -----------         -----------

    Net cash provided by operating activities                   8,221,192           8,257,153
                                                              -----------         -----------


Cash Flow From Investing Activities
  Improvements to real estate                                  (1,405,450)         (2,690,892)
  Real estate acquisitions                                    (10,782,086)        (16,516,232)
  Maturities and sales of marketable investment securities      7,899,465           4,365,375
  Purchases of marketable investment securities                (7,899,465)         (2,980,588)
                                                              -----------         -----------

    Net cash used in investing activities                     (12,187,536)        (17,822,337)
                                                              -----------         -----------


Cash Flow From Financing Activities
  Dividends paid                                               (7,937,934)         (6,778,211)
  Borrowings -  Line of credit                                 11,000,000          16,000,000
  Principal payments -  Mortage note payable                      (28,225)            -
                                                               ----------          ----------

    Net cash provided by financing activities                   3,033,841           9,221,789
                                                               ----------          ----------

Net decrease in cash and cash equivalents                        (932,503)           (343,395)
Cash and temporary investments at beginning of year             3,531,812           1,301,393
                                                               ----------          ----------

Cash and temporary investments at end of period                $2,599,309            $957,998
                                                               ==========          ==========


Supplemental disclosure of cash flow information:
- -------------------------------------------------
Cash paid during the first three months for interest             $614,591            $587,955
                                                               ==========          ==========
Cash paid during the first three months for real estate taxes    $415,078            $229,126
                                                               ==========          ==========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)





                                   Shares of Beneficial
                                   Interest Outstanding
                                         Shares               Amount
                                   --------------------    ------------
Balance, December 31, 1995               31,751,734        $184,416,013
Net income                                                    6,952,448
Dividends                                                    (7,937,934)
                                   --------------------    ------------

Balance, March 31, 1996                  31,751,734        $183,430,527
                                   ====================    ============





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)

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

Buildings are depreciated on a straight-line basis over estimated useful lives
not exceeding 50 years.   Effective January 1, 1995, WRIT revised its estimate
of useful lives for capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from three to 20 years. All tenant improvements are amortized using the straight-line method over five years or the term of the lease if it differs significantly from five years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred.

Cash and temporary investments, mortgage note receivable, rents and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, tenant security deposits, advance rents, mortgage note payable and lines of credit payable are carried at historical cost, which reasonably approximate their fair values. Cash and temporary investments include investments readily convertible to known amounts of cash, generally with original maturities of 90 days or less.

Disclosure about the fair value of financial instruments is based on information available to WRIT as of March 31, 1996. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements, and current estimates of fair value may differ from the carrying amounts.

Certain general and administrative expenses for the quarter ended March 31, 1995 have been reclassified as real estate expenses to conform to the current period presentation. This reclassification results from the allocation of a portion of WRIT's accounting, leasing and audit expenses directly attributable to the properties. These costs were previously reported as corporate general and administrative expenses.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)


NOTE B: ACCOUNTING POLICIES (continued)
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                                                 March 31,1996
                                                                                                (in thousands)
                                                                                                --------------
                 Office buildings                                                                     $129,184
                 Apartment buildings                                                                    38,088
                 Shopping centers                                                                       82,357
                 Industrial distribution centers                                                        35,156
                                                                                                --------------
                                                                                                      $284,785
                                                                                                ==============

Properties acquired by WRIT during the first quarter of 1996 are as follows:

Acquisition                                                                  Rentable Square           Acquisition Cost
   Date                    Property                         Type               Feet / units             (in thousands)
- ------------       -----------------------           ------------------     -----------------      --------------------
  3/13/96          Walker House Apartments           Apartments             225,000 / 196                    $10,782

NOTE D:  MORTGAGE NOTE PAYABLE
On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%. Principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of March 31, 1996 are $119,000, $131,000, $143,000, $156,000, $171,000 and $6,958,000 thereafter.

NOTE E:  LINES OF CREDIT PAYABLE
On March 13, 1996 WRIT borrowed $11 million under its $50 million unsecured credit commitment for the acquisition of Walker House Apartments. The $11 million advance bears interest at the rate of 5.78% until July 11, 1996 at which time the interest rate will adjust as described below. On December 21, 1995 WRIT borrowed $3 million under this commitment for the acquisition of Crossroads Distribution Center. The $3 million advance bears interest at the rate of 6.15% until July 18, 1996 at which time it will adjust. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. Based on WRIT's current interest coverage ratio, this spread is 50 basis points over LIBOR. This credit agreement provides WRIT the option to convert any advances, or portions thereof, into a term loan at any time after January 27, 1996, and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)

NOTE E:  LINES OF CREDIT PAYABLE (continued)
The $50 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50 million exceeds the balance of outstanding advances and term loans. This fee is payable quarterly in arrears beginning October 1995 until July 25, 1997. This commitment also contains certain covenants which WRIT is required to meet periodically.

WRIT has two outstanding advances from 1995 on its other $25 million unsecured credit commitment. These two advances total $25 million with a weighted average interest rate of 6.08% maturing on July 29, 1996 and August 12, 1996, respectively, at which time they will adjust. Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's debt service coverage ratio. Based on WRIT's current debt service coverage ratio, this spread is 30 basis points over LIBOR. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods, subject to a yield maintenance obligation, and all unpaid principal and interest are due January 31, 1999.

This $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, and 0.20% per annum thereafter on the amount that the $25 million commitment exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial and legal covenants which WRIT is required to meet periodically.

As of March 31, 1996 there were advances outstanding on the above credit facilities in the amount of $39 million.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE:

Total revenues in the first quarter of 1996 increased $2.2 million to $14.7 million from $12.5 million in the first quarter of 1995.

In the first quarter of 1996, WRIT's Office Building Group had increases of 16.1% in revenues and 14.8% in operating income as compared to the first quarter of 1995. These increases were due primarily to the acquisition of the 6110 Executive Boulevard and the 1220 19th Street office buildings in 1995. Comparing those office buildings owned by WRIT for the entire first quarter of 1996 to their same results in the first quarter of 1995, revenue decreased 2.9% and operating income decreased 5.5%. The decrease in revenues and operating income is primarily attributable to increased vacancies at One Metro Square.

WRIT's Apartment Group had increases of 4.4% in revenues and .8% in operating income as compared to the first quarter of 1995. The increase in revenues and operating income is due primarily to the acquisition of Walker House Apartments on March 13, 1996 and increased rental rates at 3801 Connecticut Avenue partially offset by increases in utility and snow removal expense due to the unusually severe weather in the first quarter of 1996. Comparing those apartment buildings owned by WRIT for the entire first quarter of 1996 to their same results in the first quarter of 1995, revenue increased 1.2% and operating income decreased 2.7%. The increase in revenues resulted from an average rental rate increase of 2.7% partially offset by increased vacancies at Munson Hill Towers. The decrease in operating income was caused by increased utility and snow removal expense as explained above.

WRIT's Shopping Center Group had increases of 24.8% in revenues and 18.4% in operating income as compared to the first quarter of 1995. These increases were due primarily to the repositioning of Chevy Chase Metro Plaza and the acquisition of Frederick County Square in 1995, offset partially by increased snow removal expense in the first quarter of 1996. Comparing those shopping centers owned by WRIT for the entire first quarter of 1996 to their same results in the first quarter of 1995, revenue increased 7.8% and operating income increased 3.9%. The increase in revenue is primarily attributable to the repositioning of Chevy Chase Metro Plaza and increased common area maintenance recoveries resulting from increased snow removal expense in the first quarter of 1996. The increase in operating income is primarily attributable to the repositioning of Chevy Chase Metro Plaza.

WRIT's Industrial Distribution Center Group had increases of 37.4% in revenues and 36.5% in operating income as compared to the first quarter of 1995. This was due primarily to the 1995 acquisitions of Tech 100 Industrial Park and Crossroads Distribution Center. Comparing those industrial distribution centers owned by WRIT for the entire first quarter of 1996 to their same results in the first quarter of 1995, revenue increased 6.9% and
operating income increased 8%.   These increases are primarily due to increased
rental rates and occupancy levels in this group.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue was 33% for the first quarter of 1996, as compared to 32% for the first quarter of 1995. This increase is primarily attributable to the increase in snow removal and utility expenses caused by the unusually severe weather in the first quarter of 1996.

Other income increased as compared to the first quarter of 1995 due to investment earnings in 1996 on the $3.4 million remaining net proceeds from the sale of 3,500,000 shares of beneficial interest in July, 1995.

Interest expense was $654,200 for the first quarter of 1996. Interest expense related to lines of credit was $481,000, attributable to $28 million of advances on the lines of credit to finance 1995 acquisitions and $11 million advanced on March 13, 1996 to finance the purchase of Walker House Apartments. Interest expense related to the mortgage note payable was $173,200, attributable to the mortgage note payable assumed in August 1995 for the acquisition of Frederick County Square. Interest expense was $532,000 for the first quarter of 1995 attributable to advances on the lines of credit for the acquisitions of Tycon Plaza, The Shoppes of Foxchase, and 6110 Executive Boulevard.

General and administrative expenses decreased $43,000 to $754,000 for the first quarter 1996 from $797,000 for the first quarter 1995. General and administrative expenses as a percentage of revenue decreased to 5.1% in the first quarter of 1996 from 6.4% in the first quarter of 1995. The majority of the decrease for the first quarter 1996 as compared to the first quarter 1995 is attributable to reductions in personnel expense. Personnel expense decreased due to the completion of severance pay in June, 1995 to WRIT's former Chairman and Chief Executive Officer, B. Franklin Kahn, who retired in March, 1995, which was partially offset by personnel additions in 1995 and 1996.

CAPITAL RESOURCES AND LIQUIDITY
WRIT has utilized the proceeds of share offerings, long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of long-term senior notes. The funds raised would be used to pay off any outstanding advances on the lines of credit, and for new acquisitions and capital improvements.

Net cash provided by operating activities totaled $8.2 million for the first quarter 1996, as a result of net income of $6.9 million and depreciation of $1.5 million offset by increases in other assets and liabilities. Increases in other assets of $410,000 were due to increases in prepaid real estate taxes and other assets. Increases in other liabilities was primarily due to increases in accounts payable. The majority of these increases were due to a larger property portfolio. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. For the first quarter 1996, WRIT paid dividends totaling $7.9 million.

Net cash used in investing activities for the first quarter 1996 was $12.2 million including first quarter property acquisitions of $10.8 million and improvements to real estate of $1.4 million

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (continued)
WRIT has line of credit commitments in place from commercial banks for up to $75 million. As of March 31,1996, WRIT has $39 million of borrowings outstanding under its lines of credit with a weighted average interest rate of
6%, and $36 million available for future advances.   The $39 million of
borrowings were used for acquisitions of three properties in 1995, and on March 13, 1996, the acquisition of Walker House Apartments, a 196 unit 8 story apartment building located in Gaithersburg, Maryland for an acquisition cost of
$10.8 million.   Line of credit maturities range from July 26, 1996 to January
31, 1999.

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





                             WASHINGTON REAL ESTATE INVESTMENT TRUST


                                              //Larry E. Finger//
                             ------------------------------------------------
                             Larry E. Finger,
                             Senior Vice President Finance
                             and Chief Financial Officer



                                              //Laura M. Franklin//
                             ------------------------------------------------
                             Laura M. Franklin,
                             Vice President Finance
                             and Chief Accounting Officer



Date:  May 15, 1996