Form 10-Q
period 1996-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1996-08-09
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR QUARTER ENDED  June  30, 1996        COMMISSION FILE NO. 1-6622
                           -------------------                       ---------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                            MARYLAND                                                53-0261100
- ----------------------------------------------------------------             ------------------------------------
  (State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

             10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
- -----------------------------------------------------------------------------
           (Address of principal executive office)         (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                         -----------------

- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  31,751,734
- ------------------------------------------------------------------------------


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



                                     Part I

                             FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1995 included in the Trust's 1995 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART I
                         ITEM I.  FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS

                                                               (Unaudited)
                                                                June 30              December 31,
(In Thousands)                                                    1996                   1995
                                                            -------------           ------------

Assets
  Real estate at cost                                           $316,069               $272,597
  Accumulated depreciation                                       (44,283)               (41,022)
                                                            -------------           ------------
                                                                 271,786                231,575
  Mortgage note receivable                                           800                    800
                                                            -------------           ------------
          Total investment in real estate                        272,586                232,375

  Cash and temporary investments                                   1,512                  3,532
  Rents and other receivables, net of allowance for doubtful
      accounts of $672,011 and $517,934, respectively              2,364                  2,308
  Prepaid expenses and other assets                                3,535                  3,569
                                                            -------------           ------------

                                                                $279,997               $241,784
                                                            =============           ============



Liabilities
  Accounts payable and other liabilities                          $3,892                 $3,033
  Tenant security deposits                                         2,235                  1,828
  Advance rents                                                    1,644                  1,482
  Mortgage note payable                                            7,649                  7,706
  Lines of credit payable                                         67,000                 28,000
                                                            -------------           ------------

                                                                  82,420                 42,049
                                                            -------------           ------------



Shareholders' Equity
  Shares of beneficial interest, no par value                         --                184,416
  Shares of beneficial interest: $.01 par value;
    100,000,000 shares authorized: 31,751,734 shares
    issued and outstanding                                           318                     --
  Additional Paid-in capital                                     181,940                     --
  Undistributed gains on real estate dispositions                 15,319                 15,319
                                                            -------------           ------------

                                                                 197,577                199,735
                                                            -------------           ------------

                                                                $279,997               $241,784
                                                            =============           ============




                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended June 30,                    Six Months Ended June 30,
(In Thousands, except per share amounts)       1996                   1995                 1996                   1995
                                          -----------            -----------           ------------            -----------
Real estate rental revenue                   $15,830                $12,828                $30,511                $25,292
Real estate expenses                          (5,228)                (4,175)               (10,142)                (8,178)
                                          -----------            -----------           ------------            -----------
                                              10,602                  8,653                 20,369                 17,114
Depreciation                                  (1,733)                (1,123)                (3,261)                (2,198)
                                          -----------            -----------           ------------            -----------
Income from real estate                        8,869                  7,530                 17,108                 14,916

Other income                                     113                     94                    234                    196
Interest expense                                (989)                  (642)                (1,643)                (1,174)
General and administrative                      (910)                  (784)                (1,664)                (1,580)
                                          -----------            -----------           ------------            -----------

Net Income                                    $7,083                 $6,198                $14,035                $12,358
                                          ===========            ===========           ============            ===========


Per share information based on
     the weighted average number
     of shares outstanding

   Shares                                     31,752                 28,243                 31,752                 28,243

   Net income                                  $0.22                  $0.22                  $0.44                  $0.44
                                          ===========            ===========           ============            ===========

   Dividends paid                              $0.26                  $0.25                  $0.51                  $0.49
                                          ===========            ===========           ============            ===========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Six Months Ended June 30,
(In Thousands)                                                 1996                1995
                                                            ----------           ----------
Cash Flow From Operating Activities
  Net income                                                  $14,035              $12,358
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                  3,261                2,198
  Changes in other assets                                         (23)                 714
  Changes in other liabilities                                  1,429                  569
                                                            ----------           ----------

    Net cash provided by operating activities                  18,702               15,839
                                                            ----------           ----------


Cash Flow From Investing Activities
  Capital improvements to real estate                          (4,286)              (4,693)
  Real estate acquisitions                                    (39,186)             (23,346)
  Maturities and sales of marketable investment securities     16,131                7,786
  Purchases of marketable investment securities               (16,131)              (7,786)
                                                            ----------           ----------

    Net cash used in investing activities                     (43,472)             (28,039)
                                                            ----------           ----------


Cash Flow From Financing Activities
  Dividends paid                                              (16,193)             (13,839)
  Borrowings -  Line of credit                                 39,000               25,000
  Principal payments -  Mortgage note payable                     (57)             -
                                                            ----------           ----------

    Net cash provided by financing activities                  22,750               11,161
                                                            ----------           ----------

Net decrease in cash and temporary investments                 (2,020)              (1,039)
Cash and temporary investments at beginning of year             3,532                2,736
                                                            ----------           ----------

Cash and temporary investments at end of period                $1,512               $1,697
                                                            ==========           ==========


Supplemental disclosure of cash flow information:
Cash paid during the first six months for interest             $1,465               $1,273
                                                            ==========           ==========
Cash paid during the first six months for real estate            $908                 $829
                                                            ==========           ==========


                 See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (Unaudited)





                                   Shares of Beneficial
                                   Interest Outstanding
(In thousands)                            Shares                Amount
                                   ---------------------     ------------
Balance, December 31, 1995                   31,752             $184,416
Net income                                                        14,035
Dividends                                                        (16,193)
                                         -----------          -----------
Balance, June 30, 1996                       31,752             $182,258
                                         ===========          ===========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 (Unaudited)

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

Disclosure about the fair value of financial instruments is based on information available to WRIT as of June 30, 1996. Although WRIT is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements, and current estimates of fair value may differ from the carrying amounts.

Certain general and administrative expenses for the quarter and six months ended June 30, 1995 have been reclassified as real estate expenses to conform to the current period presentation. This reclassification results from the allocation of a portion of WRIT's accounting, leasing and audit expenses directly attributable to the properties. These costs were previously reported as corporate general and administrative expenses.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 (Unaudited)


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

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                    June 30,1996
                                                                    (in thousands)
                                                                    --------------
                 Office buildings                                        $159,745
                 Apartment buildings                                       38,381
                 Shopping centers                                          82,642
                 Industrial distribution centers                           35,301
                                                                    -------------
                                                                         $316,069
                                                                    =============

Properties acquired by WRIT during the first half of 1996 are as follows:



 Acquisition                                                    Rentable Square      Acquisition Cost
     Date                  Property                  Type         Feet / units        (in thousands)
- --------------   ------------------------------   -----------    ----------------     -----------------
  3/13/96        Walker House Apartments           Apartments       225,000 / 196           $10,782
  5/17/96        Maryland Trade Center I and II    Office           349,800                 $28,388

NOTE D:  MORTGAGE NOTE PAYABLE
On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%. Principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of June 30, 1996 are $122,000, $134,000, $146,000, $160,000, $175,000 and $6,912,000 thereafter.

NOTE E:  LINES OF CREDIT PAYABLE
On May 17, 1996 WRIT borrowed $28 million under its $50 million unsecured credit commitment for the acquisition of Maryland Trade Center I and II. The $28 million advance bears interest at the rate of 6.06% until October 15, 1996 at which time the interest rate will adjust as described below. On March 13, 1996 WRIT borrowed $11 million under this commitment for the acquisition of Walker House Apartments. The $11 million advance bears interest at the rate of 5.78% until July 11, 1996 at which time the interest rate will adjust as described below. On December 21, 1995 WRIT borrowed $3 million under this commitment for the acquisition of Crossroads Distribution Center. The $3 million advance bears interest at the rate of 6.15% until July 18, 1996 at which time it will adjust. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. Based on WRIT's current interest coverage ratio, this spread is 50

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 (Unaudited)


NOTE E: LINES OF CREDIT PAYABLE (continued) basis points over LIBOR. This credit agreement provides WRIT the option to convert any advances, or portions thereof, into a term loan at any time after January 27, 1996, and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

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

As of June 30, 1996 there were advances outstanding on the above credit facilities in the amount of $67 million.


NOTE F: ENVIRONMENTAL MATTERS
In the second quarter of 1996, WRIT received the results of tests for asbestos performed at 29 of its properties built before 1981 which had no previous and/or current environmental studies performed. Asbestos containing materials were identified for removal at 11 properties for an estimated cost of $295,000. WRIT estimates these corrections to be completed by the first quarter of 1997.

NOTE G:  SUBSEQUENT EVENTS
On July 11, 1996 the initial interest rate of 5.78% expired for the $11 million outstanding advance on WRIT's $50 million unsecured credit commitment. The new rate of 6.25% is effective until November 8, 1996. On July 18, 1996, the initial interest rate of 6.15% expired for the $3 million outstanding advance on WRIT's $50 million unsecured credit commitment. The new rate of 6.06% is effective until September 20, 1996. On July 29, 1996 the initial interest rate of 6.11% expired for the $18 million outstanding advance on WRIT's $25 million unsecured credit commitment. The new rate of 5.74% is effective until August 28, 1996. On August 12, 1996 the initial interest rate of 5.99% will expire for the $7 million outstanding advance on WRIT's $25 million unsecured credit commitment. The new rate of 5.55% will be effective until August 19, 1996.

On August 8, 1996 WRIT entered into an underwriting agreement to sell
$50 million in 7.125% 7-year unsecured notes due August 13, 2003, and $50 million in 7.25% unsecured 10-year notes due August 13, 2006. WRIT anticipates the closing date to be on or about August 13, 1996. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the trust after deducting underwriting expenses are expected to be $97.7 million. The notes are rated BBB+ by Standard & Poor's, and Baa1 by Moody's Investors Service. WRIT intends to use the proceeds of these notes to pay down its Lines of Credit and to finance acquisitions and capital improvements to its properties.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

REAL ESTATE RENTAL REVENUE:

For the six months ended June 30, 1996, revenues increased $5.2 million to $30.5 million from $25.3 million in the first six months of 1995.

For the first half of 1996, WRIT's office building group had increases of 23.1% in revenues and 23.4% in operating income as compared to the first half of 1995. These increases were due primarily to the acquisitions of the 1220 19th Street office building in November 1995 and the Maryland Trade Center I and II office buildings in May 1996 and increases in occupancy at the 1901 Pennsylvania Avenue office building. Comparing those office buildings owned by WRIT for the entire first half of 1995 to their same results in the first half of 1996, revenue and operating income remained unchanged.

For the first half of 1996, WRIT's apartment group had increases of 12.5% in revenues and 10.4% in operating income as compared to the first half of 1995. These increases were due primarily to the acquisition of Walker House Apartments in March 1996 and increased rental rates at 3801 Connecticut Avenue partially offset by increases in utility and snow removal expense due to the unusually severe weather in the first quarter of 1996. Comparing those apartment buildings owned by WRIT for the entire first half of 1995 to their same results in the first half of 1996, revenue increased 1.5% and operating income increased .8%. The increases in revenues and operating income were due primarily to an average rental rate increase of 2.5%.

For the first half of 1996, WRIT's shopping center group had increases of 19.9% in revenues and 14.8% in operating income as compared to the first half of 1995. These increases were due primarily to the 1995 repositioning of Chevy Chase Metro Plaza and the acquisition of Frederick County Square in August 1995, offset partially by increased snow removal expense in the first quarter of 1996. Comparing those shopping centers owned by WRIT for the entire first half of 1995 to their same results in the first half of 1996, revenue increased 4.8% and operating income increased 1.9%. This 1.9% increase is primarily attributable to the repositioning of Chevy Chase Metro Plaza and increased common area maintenance recoveries resulting from increased snow removal expense in the first quarter of 1996.

For the first half of 1996, WRIT's industrial distribution center group had increases of 19.9% in revenues and 14.8% in operating income as compared to the first half of 1995. This was due primarily to the acquisition in May 1995 of Tech 100 Industrial Park and the acquisition in December 1995 of Crossroads
Distribution Center.   Comparing those industrial distribution centers owned by
WRIT for the entire first half of 1995 to their same results in the first half
of 1996, revenue increased 7.5% and operating income increased 7.7%.   These
increases are primarily due to increased rental rates and occupancy levels.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue was 33.2% for the first half of 1996 as compared to 32.3% for the first half of 1995. This increase is primarily attributable to the increase in snow removal and utility expenses caused by the unusually severe weather in the first quarter of 1996.

Other income increased as compared to the first half of 1995 due to investment earnings in the first half of 1996 on the $3.4 million remaining net proceeds from the sale of 3,500,000 shares of beneficial interest in July 1995.

Total interest expense was $1.64 million for the first half of 1996 as compared to $1.17 million for the first half of 1995. For the first half of 1996, lines of credit interest expense of $1.30 million was attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense of $345,800 was attributable to the mortgage note payable assumed in August 1995 for the
acquisition of Frederick County Square.   For the first half of 1995, interest
expense of $1.17 million was attributable to advances on the lines of credit for both 1994 and 1995 acquisitions.

General and administrative expenses increased $80,000 to $1.66 million as compared to $1.58 million for the first half of 1995. The increase for the first half of 1996 as compared to the first half of 1995 is primarily attributable to the incentive compensation plan adopted in 1996 and charged to operations in the second quarter of 1996 and personnel additions in 1995 and 1996. This increase was partially offset by the net decrease in personnel expenses due to the completion of severance pay in June, 1995 to WRIT's former Chairman and Chief Executive Officer, B. Franklin Kahn, who retired in March, 1995. General and administrative expenses as a percentage of revenue decreased to 5.5% in the first half of 1996 from 6.2% in the first half of 1995.

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

Net cash provided by operating activities totalled $18.7 million for the first half of 1996, as a result of net income of $14 million, depreciation of $3.3 million and increases in liabilities (other than mortgage note and lines of credit payable) of $1.4 million. The majority of these increases were due to a larger property portfolio.

Net cash used in investing activities for the first half of 1996 was $43.5 million including property acquisitions of $39.2 million and capital improvements to real estate of $4.3 million

Net cash provided by financing activities for the first half of 1996 was $22.7 million, including line of credit borrowings of $39 million, offset by principal repayments of $57,000 on the mortgage note payable and $16.2 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (continued)
WRIT has unsecured lines of credit with commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio. As of June 30,1996, WRIT had $67 million of borrowings outstanding under its lines of credit with a weighted average
interest rate of 6.0%, and $8 million available for future advances.   The $67
million of borrowings were used for the acquisitions of three properties in 1995 and three properties in 1996: the acquisition of Walker House Apartments, a 196 unit 8 story apartment building located in Gaithersburg, Maryland on March 13, 1996, for an acquisition cost of $10.8 million and the acquisition of Maryland Trade Center I and II, office buildings containing approximately 350,000 rentable square feet located in Greenbelt, Maryland on May 17, 1996, for an acquisition price of $28 million. Line of credit maturities range from August 28, 1996 to January 31, 1999.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of June 30, 1996, WRIT Limited Partnership has acquired five properties for cash contributed by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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

                         None

Item 3.                  Defaults Upon Senior Securities

                         None

Item 4.                  Submission of Matters to a Vote of Security Holders

At WRIT's Annual Meeting of the Shareholders on June 20, 1996, the following members were elected to the board of Trustees for a term of three years:

                                   Affirmative              Negative
                                     Votes                    Votes
                                  --------------            ----------

William N. Cafritz                 26,736,864               432,047

Stanley P. Snyder                  26,738,454               430,457


Trustees whose term of office as a Trustee continued after the meeting were Arthur A. Birney, B. Franklin Kahn, Edmund B. Cronin, Jr., David
M. Osnos, and Benjamin H. Dorsey.


The following proposals were approved at the company's Annual Meeting:

                                   Affirmative       Negative          Votes           Votes              Non-
                                       Votes           Votes          Abstained        Withheld          Votes
                                  -------------     -----------      -----------      ----------      ----------

Change of Domicile from              16,210,637       1,389,213         303,951          0              9,265,110
the District of Columbia to
the State of Maryland

Amendment of Stock Option            24,282,996       1,418,077         450,564          0              1,017,274
Plan

                                    PART II

Item 5.                  Other Information

                         None

Item 6.                  Exhibits and Reports on Form 8-K

                         (a) Exhibits

                         None

                         (27) Financial Data Schedule

                         (b) Reports on Form 8-K

                         WRIT filed a Current Report on Form 8-K and
                         8-K/A dated May 17, 1996 reporting the
                         acquisition of a "significant amount of
                         assets" as defined in regulation S-X.
                         Accordingly, historical and proforma
                         financial information was reported for two properties acquired.

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




Date:  August 9, 1996