Form 10-Q
period 1996-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1996-11-14
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   FOR QUARTER ENDED  September 30, 1996        COMMISSION FILE NO. 1-6622
                    -----------------------                         ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                      53-0261100
--------------------------------          ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


            10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.


                  SHARES OF BENEFICIAL INTEREST  31,751,734
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

                         YES   X    NO
                             ------     -----

                    WASHINGTON REAL ESTATE INVESTMENT TRUST



                                     INDEX

                                                                                                 Page
                                                                                                 ----
Part I:  Financial Information
         ---------------------

                 Item l.   Financial Statements
                           Balance Sheets                                                           3
                           Statements of Income                                                     4
                           Statements of Cash Flows                                                 5
                           Statement of Changes in Shareholders' Equity                             6
                           Notes to Financial Statements                                            7

                  Item 2.  Management's Discussion and Analysis                                    11


Part II: Other Information
         -----------------

                 Item l.    Legal Proceedings                                                      14

                 Item 2.    Changes in Securities                                                  14

                 Item 3.    Defaults upon Senior Securities                                        14

                 Item 4.    Submission of Matters to a Vote of Security Holders                    14

                 Item 5.    Other Information                                                      14

                 Item 6.    Exhibits and Reports on Form 8-K                                       14

                 Signatures                                                                        15


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

                                     PART I
                         ITEM I. FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 BALANCE SHEETS

                                                                       (Unaudited)
                                                                      September 30                December 31,
(In Thousands)                                                            1996                        1995
                                                                      -------------               ------------
Assets
  Real estate at cost                                                     $340,232                   $272,597
  Accumulated depreciation                                                 (46,247)                   (41,022)
                                                                      -------------               ------------
                                                                           293,985                    231,575
  Mortgage note receivable                                                     791                        800
                                                                      -------------               ------------
          Total investment in real estate                                  294,776                    232,375

  Cash and temporary investments                                            11,434                      3,532
  Rents and other receivables, net of allowance for doubtful
      accounts of $881,813 and $517,934, respectively                        2,329                      2,308
  Prepaid expenses and other assets                                          7,699                      3,569
                                                                      -------------               ------------

                                                                          $316,238                   $241,784
                                                                      =============               ============



Liabilities
  Accounts payable and other liabilities                                    $4,474                     $3,033
  Tenant security deposits                                                   2,483                      1,828
  Advance rents                                                              1,492                      1,482
  Mortgage note payable                                                      7,620                      7,706
  Line(s) of credit payable                                                  4,000                     28,000
  Senior notes payable                                                     100,000                         -
                                                                      -------------               ------------

                                                                           120,069                     42,049
                                                                      -------------               ------------


Shareholders' Equity
  Shares of beneficial interest, no par value                                   -                     184,416
  Shares of beneficial interest; $.01 par value; 100,000,000
   shares authorized: 31,751,734 shares issued and outstanding                 318                         -
  Additional paid-in capital                                               180,532                         -
  Undistributed  gains on real estate dispositions                          15,319                     15,319
                                                                      -------------               ------------

                                                                           196,169                    199,735
                                                                      -------------               ------------

                                                                          $316,238                   $241,784
                                                                      =============               ============





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  Three Months Ended September 30,      Nine Months Ended September 30,
(In Thousands, except per share amounts)              1996                1995            1996                 1995
                                                  ----------           ---------       ----------           ----------
Real estate rental revenue                          $17,056             $13,273          $47,567              $38,565
Real estate expenses                                 (6,137)             (4,463)         (16,278)             (12,641)
                                                  ----------           ---------       ----------           ----------
                                                     10,919               8,810           31,289               25,924
Depreciation                                         (1,964)             (1,168)          (5,226)              (3,365)
                                                  ----------           ---------       ----------           ----------
Income from real estate                               8,955               7,642           26,063               22,559

Other income                                            263                 381              498                  578
Interest expense                                     (1,673)               (502)          (3,316)              (1,676)
General and administrative                             (697)               (686)          (2,361)              (2,268)
                                                  ----------           ---------       ----------           ----------

Net Income                                           $6,848              $6,835          $20,884              $19,193
                                                  ==========           =========       ==========           ==========


Per share information based on
   the weighted average number
   of shares outstanding

   Shares                                            31,752              30,868           31,752               29,127

   Net income                                         $0.22               $0.22            $0.66                $0.66
                                                  ==========           =========       ==========           ==========

   Dividends paid                                     $0.26               $0.25            $0.77                $0.74
                                                  ==========           =========       ==========           ==========





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Nine Months Ended September 30,
(In Thousands)                                                               1996                1995
                                                                         -----------         ----------
Cash Flow From Operating Activities
  Net income                                                                $20,884            $19,193
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation                                                                5,226              3,365
  Changes in other assets                                                    (1,801)              (744)
  Changes in other liabilities                                                2,106                (98)
                                                                         -----------         ----------

    Net cash provided by operating activities                                26,415             21,716
                                                                         -----------         ----------


Cash Flow From Investing Activities
  Capital improvements to real estate                                        (6,968)            (6,788)
 *Real estate acquisitions, net                                             (60,667)           (28,986)
  Principle payments - mortgage note receivable                                   9             -
  Maturities and sales of marketable investment securities                   55,225             68,004
  Purchases of marketable investment securities                             (55,225)           (68,004)
                                                                         -----------         ----------

    Net cash used in investing activities                                   (67,626)           (35,774)
                                                                         -----------         ----------


Cash Flow From Financing Activities
  Dividends paid                                                            (24,449)           (21,774)
  Borrowings -  Line of credit                                               43,000             25,000
  Repayments -  Line(s) of credit                                           (67,000)           (36,000)
  Principal payments -  Mortgage note payable                                   (87)               (18)
  Proceeds from underwriting                                                      0             48,843
  Costs of underwriting                                                           0               (226)
  Net proceeds from debt offering                                            97,648             -
                                                                         -----------         ----------

    Net cash provided by financing activities                                49,112             15,825
                                                                         -----------         ----------

Net increase in cash and temporary investments                                7,902              1,767
Cash and temporary investments at beginning of year                           3,532              2,736
                                                                         -----------         ----------

Cash and temporary investments at end of period                             $11,434             $4,503
                                                                         ===========         ==========

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the first nine months for interest                          $2,506             $1,734
                                                                         ===========         ==========


*Supplemental disclosure of non-cash investing and financing activities:
On August 22, 1995, WRIT purchased Frederick County Square Shopping Center for an acquisition cost of $13.4 million. WRIT assumed a mortgage in the amount $7.8 million and paid the balance in cash; the $7.8 million mortgage is not included in the $29 million amount shown as real estate acquisitions for the nine months ending September 30, 1995.

                 See accompanying notes to financial statements

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)





                                                                            Undistributed
                                   Shares of Beneficial                        Gains on
                                   Interest Outstanding                      Real Estate
(In Thousands)                            Shares             Amount          Dispositions
                                   --------------------  -------------     ---------------
Balance, December 31, 1995                      31,752       $184,416             $15,319
Net income                                                     20,884                   0
Dividends                                                     (24,449)                  0
                                   --------------------  -------------     ---------------

Balance, September 30, 1996                     31,752       $180,851             $15,319
                                   ====================  =============     ===============





                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)


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

In June 1996, WRIT changed its domicile from the District of Columbia to the State of Maryland. Issued and outstanding shares were assigned a par value of $.01 per share.

NOTE B: ACCOUNTING POLICIES
The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information presented not misleading.

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three years. WRIT recognizes rental income from its residential and commercial leases when earned, which is not materially different than revenue recognition on a straight-line basis.

Buildings are depreciated on a straight-line basis over their estimated useful lives. Effective January 1, 1995, WRIT revised its estimate of useful lives for capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from three to 20 years. All tenant improvements are amortized using the straight-line method over five years or the term of the lease if it differs significantly from five years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred.

Cash and temporary investments include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Certain general and administrative expenses for the quarter and nine months ended September 30, 1995 have been reclassified as real estate expenses to conform to the current period presentation.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)


NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                                 September 30,1996
                                                                   (in thousands)
                                                                   -------------
                 Office buildings                                       $161,575
                 Apartment buildings                                      60,137
                 Shopping centers                                         83,130
                 Industrial distribution centers                          35,390
                                                                   -------------
                                                                        $340,232
                                                                   =============

Properties acquired by WRIT during the first nine months of 1996 are as follows:

Acquisition                                                                 Rentable Square    Acquisition Cost
  Date                     Property                      Type                Feet / units        (in thousands)
-----------      -----------------------------     --------------------   ------------------   -----------------
  3/13/96        Walker House Apartments           Apartments                 225,000 / 196        $10,798
  5/17/96        Maryland Trade Center I and II    Office                     349,800              $28,388
  8/26/96        The Ashby                         Apartments                 348,600 / 276        $21,481


NOTE D:  MORTGAGE NOTE PAYABLE
On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%. Principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of September 30, 1996 are $125,000, $137,000, $149,000, $163,000, $179,000 and $6,866,000 thereafter.

NOTE E:  LINES OF CREDIT PAYABLE
On December 21, 1995 WRIT borrowed $3 million under its $50 million unsecured credit commitment for the acquisition of Crossroads Distribution Center. On March 13, 1996 WRIT borrowed $11 million under this commitment for the acquisition of Walker House Apartments and on May 17, 1996 WRIT borrowed $28 million under this commitment for the acquisition of Maryland Trade Center I and II. The $3 million advance bore interest at the rate of 6.15% until July 18, 1996 at which time the rate expired and was adjusted to 6.06% effective until September 20, 1996. The $11 million advance bore interest at the rate of 5.78% until July 11, 1996 at which time the rate expired and was adjusted to
6.25 % effective until November 8, 1996. The $28 million advance bore interest at the rate of 6.06% effective until October 15, 1996. On August 13, 1996 all three outstanding advances totalling $42 million plus accrued interest were paid in full (See Capital Resources and Liquidity). Any new advances will bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio. Based on WRIT's current interest coverage ratio, this spread is 50 basis points over LIBOR. This credit agreement provides WRIT the option to convert any advances, or portions thereof, into a term loan at any time after January 27, 1996, and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)


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

WRIT had two outstanding advances totalling $25 million from 1995 on its other $25 million unsecured credit commitment. On July 29, 1996 the initial interest rate of 6.11% expired for the $18 million outstanding advance . The new rate of 5.74% was effective until August 28, 1996 at which time the advance including accrued interest was paid in full (See Capital Resources and Liquidity). On August 12, 1996 the interest rate of 5.99% expired for the $7 million outstanding advance but was extended until August 19, 1996 at which time the advance including accrued interest was paid in full (See Capital Resources and Liquidity). On September 26, 1996 WRIT borrowed $4 million for capital improvements and major renovations. The $4 million advance bears interest at the rate of 6.83% until September 25, 1997 at which time it will adjust as described below. Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's public debt rating on the senior notes payable. Based on WRIT's second amendment to the credit agreement, this spread is 70 basis points over LIBOR (See Subsequent Events). All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods, subject to a yield maintenance obligation, and all unpaid principal and interest are due January 31, 1999.

This $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, 0.20% per annum until the August 13, 1996 effective date of the second amendment (See Subsequent Events), and .175% thereafter on the amount that the $25 million commitment exceeds the balance of outstanding advances and term loans. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial and legal covenants which WRIT is required to meet periodically.

As of September 30, 1996 there was one advance outstanding on the above credit facilities in the amount of $4 million at an interest rate of 6.83% until September 25, 1997.

NOTE F: SENIOR NOTES PAYABLE
On August 8, 1996 WRIT entered into an underwriting agreement to sell $50 million in 7.125% 7-year unsecured notes due August 13, 2003, and $50 million in 7.25% unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.7 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes have an average interest rate of 7.49% for a combined effective interest rate of 7.47%. The notes are rated BBB+ by Standard & Poor's, and Baa1 by Moody's Investors Service. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)


NOTE G:  ENVIRONMENTAL MATTERS
In the second quarter of 1996, WRIT received the results of tests for asbestos performed at 29 of its properties built before 1981 which had no previous and/or current environmental studies performed. Asbestos containing materials were identified for remediation at 11 properties for an estimated cost of $295,000. As of September 30, 1996 no costs have been incurred on this matter. WRIT estimates these remediations will be completed by the first quarter of 1997.

NOTE H:  SUBSEQUENT EVENTS
On October 31, 1996 WRIT acquired a two building industrial distribution center, Alban Business Center, containing approximately 86,500 square feet of industrial distribution space in Springfield, Virginia for an acquisition cost of $4.17 million.

On November 4, 1996 WRIT completed the second amendment of its $25 million unsecured credit commitment. Per the amendment, the pricing structure and financial covenants have been modified retroactive to August 13, 1996. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's public debt rating on the senior notes payable. Based on WRIT's current rating, this spread is 70 basis points over LIBOR as compared to WRIT's spread prior to the amendment of 30 basis points over LIBOR. WRIT is also required to continue to pay the lender an unused commitment fee at the amended rate of 0.175% per annum, as compared to the prior rate of .20% per annum, on the amount that the $25 million commitment exceeds the balance of outstanding advances and term loans.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATION - Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

REAL ESTATE RENTAL REVENUE:

For the nine months ended September 30, 1996, revenues increased $9 million to $47.6 million from $38.6 million in the first nine months of 1995.

For the first nine months of 1996, WRIT's office building group had increases of 30% in revenues and 29.2% in operating income as compared to the first nine months of 1995. These increases were due primarily to the acquisitions of the 1220 19th Street office building in November 1995 and the Maryland Trade Center I and II office buildings in May 1996 and increases in occupancy at the 1901 Pennsylvania Avenue office building. Comparing those office buildings owned by WRIT for the entire first nine months of 1995 to their results in the first nine months of 1996, revenue and operating income remained unchanged.

For the first nine months of 1996, WRIT's apartment group had increases of 20.5% in revenues and 16.8% in operating income as compared to the first nine months of 1995. These increases were due primarily to the acquisition of Walker House Apartments in March 1996, the Ashby in August of 1996 and increased rental rates at 3801 Connecticut Avenue and increased occupancy at Country Club Towers partially offset by increased vacancy at Munson Hill Towers and increases in utility and snow removal expense due to the unusually severe weather in the first quarter of 1996. Comparing those apartment buildings owned by WRIT for the entire first nine months of 1995 to their results in the first nine months of 1996, revenue increased 1.8% and operating income increased 1.9%. The increases in revenues and operating income were due to increased rental rates at 3801 Connecticut Avenue and increased occupancy at Country Club Towers partially offset by increased vacancy at Munson Hill Towers and increases in utility and snow removal expense due to the unusually severe weather in the first quarter of 1996.

For the first nine months of 1996, WRIT's shopping center group had increases of 15.3% in revenues and 11.8% in operating income as compared to the first nine months of 1995. These increases were due primarily to the 1995 repositioning of Chevy Chase Metro Plaza and the acquisition of Frederick County Square in August 1995, offset partially by increased vacancies at Montgomery Village Center and increased snow removal expense in the first quarter of 1996. Comparing those shopping centers owned by WRIT for the entire first nine months of 1995 to their results in the first nine months of 1996, revenue increased 3.4% and operating income increased 1.6%. The increase in revenue is primarily attributable to the repositioning of Chevy Chase Metro Plaza and the increase in operating income is primarily attributable to the repositioning of Chevy Chase Metro Plaza, offset partially by increased snow removal expense in the first quarter of 1996.

        For the first nine months of 1996, WRIT's industrial distribution center group had increases of 22.9% in revenues and 21.8% in operating income as compared to the first nine months of 1995. This was due primarily to the acquisition in May 1995 of Tech 100 Industrial Park, the acquisition in December 1995 of Crossroads Distribution Center and increased rental rates and occupancy levels throughout the group. Comparing those industrial distribution centers owned by WRIT for the entire first nine months of 1995 to their same results in the first nine months of 1996, revenue increased 6.9% and operating income increased 6.5%. These increases are primarily due to increased rental rates and occupancy levels throughout the group.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue was 34.2% for the first nine months of 1996 as compared to 32.8% for the first nine months of 1995. This increase is primarily attributable to the increase in snow removal and utility expenses caused by the unusually severe weather in the first quarter of 1996.

Other income decreased as compared to the first nine months of 1995 due to decreased investment earnings. This decrease resulted from a lower average balance of cash and temporary investments in the third quarter of 1996 as compared to the third quarter of 1995 resulting from the timing of receipt and use thereof of proceeds from the August 1996 Debt offering compared to the July 1995 Equity underwriting.

Total interest expense was $3.32 million for the first nine months of 1996 as compared to $1.68 million for the first nine months of 1995. For the first nine months of 1996, lines of credit interest expense was $1.83 million attributable to advances for 1995 and 1996 acquisitions, mortgage interest expense was $517,700 and senior notes payable interest expense was $963,800. For the first nine months of 1995, lines of credit interest expense was $1.60 million attributable to advances for 1994 and 1995 acquisitions and mortgage interest expense was $75,500.

General and administrative expenses increased $93,600 to $2.36 million as compared to $2.27 million for the first nine months of 1995. The increase for the first nine months of 1996 as compared to the first nine months of 1995 is primarily attributable to the incentive compensation plan adopted in 1996 and charged to operations in the second and third quarter of 1996 and personnel additions in 1995 and 1996. This increase was partially offset by the net decrease in personnel expenses due to the completion of severance pay in June, 1995 to WRIT's former Chairman and Chief Executive Officer, B. Franklin Kahn. General and administrative expenses as a percentage of revenue decreased to 5.0% in the first nine months of 1996 from 5.9% in the first nine months of 1995.

CAPITAL RESOURCES AND LIQUIDITY
WRIT has utilized the proceeds of share offerings, long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of additional long-term senior notes. The funds raised would be used to pay off any outstanding advances on the lines of credit, and for new acquisitions and capital improvements. On August 8, 1996 WRIT entered into an underwriting agreement to sell $50 million in 7.125% 7-year unsecured notes due August 13, 2003, and $50 million in 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. On August 13, 1996 WRIT received $98 million from the sale of senior unsecured notes. WRIT's underwriting expenses were $301,600 and thus the net proceeds received by the trust from the sale of the senior unsecured notes were $97.7 million. Approximately $67 million of the net proceeds was used to repay all borrowings outstanding under WRIT's lines of credit. Those borrowings were used for various 1995 and 1996 property acquisitions. An additional $20.7 million was used for acquisitions subsequent to August 13, 1996 (See Notes C and H). The balance of the net proceeds may be used to acquire and/or renovate, expand or improve income producing properties or to repay other indebtedness drawn under the lines of credit.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (continued)
Net cash provided by operating activities totalled $26.4 million for the first nine months of 1996, as a result of net income of $20.9 million, depreciation of $5.2 million, increases in other assets of $1.8 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $2.1 million. The majority of these increases were due to a larger property portfolio.

Net cash used in investing activities for the first nine months of 1996 was $67.6 million including property acquisitions of $60.7 million and capital improvements to real estate of $7 million

Net cash provided by financing activities for the first nine months of 1996 was $49.1 million, including line of credit borrowings of $43 million and net proceeds from senior note borrowings of $97.6 million, offset by lines of credit repayments of $67 million and principal repayments of $87,000 on the mortgage note payable and $24.4 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

WRIT has unsecured lines of credit with commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30,1996, WRIT had a $4 million advance outstanding under its lines of credit with an interest rate of 6.83%, and $71 million available for future advances. The $4 million advance was used for capital improvements and major renovations. The $4 million advance matures September 25, 1997, but WRIT has the option to extend it to January 31, 1999.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of September 30, 1996, WRIT Limited Partnership has acquired six properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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

                    None

Item 5.             Other Information

                    None

Item 6.             Exhibits and Reports on Form 8-K

                    (a) Exhibits

                    None

                    (27) Financial Data Schedule

                    (b) Reports on Form 8-K

                    WRIT filed a Current Report on Form 8-K dated October 17, 1996 reporting the change in certifying accountant.

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



Date:  November 14, 1996