Form 10-K405
period 1996-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1997-03-07
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED December 31, 1996 COMMISSION FILE NO. 1-6622
                                -----------------                     ------


                     WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   MARYLAND                          53-0261100
--------------------------------------------------------------------------------
(State or other jurisdiction
  of incorporation or organization)         (IRS Employer Identification Number)

              10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND 20895

         (Address of principal executive office)     (Zip code)

        Registrant's telephone number, including area code (301) 929-5900
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class              Name of exchange on which registered
--------------------------------------------------------------------------------
      Shares of Beneficial Interest              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                           --------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 27, 1997, 31,827,844 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $559,296,000 (based on the closing price of the stock on February 27, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 1997 Notice of Annual Meeting and Proxy Statement.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1996 FORM 10-K ANNUAL REPORT



                                      INDEX

PART I                                                                                     Page
                                                                                           ----
            Item 1.     Business                                                            3
            Item 2.     Properties                                                          6
            Item 3.     Legal Proceedings                                                  10
            Item 4.     Submission of Matters to a Vote of Security Holders                10


PART II
            Item 5.     Market for the Registrant's Common Stock and
                            Related Stockholder Matters                                    11
            Item 6.     Selected Financial Data                                            12
            Item 7.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                      13
            Item 8.     Financial Statements and Supplementary Data                        16
            Item 9.     Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure                            16

PART III
            Item 10.    Directors and Executive Officers of the Registrant                 17
            Item 11.    Executive Compensation                                             17
            Item 12.    Security Ownership of Certain Beneficial Owners and
                            Management                                                     17
            Item 13.    Certain Relationships and Related Transactions                     17

 PART IV
            Item 14.    Exhibits, Financial Statement Schedules and Reports on
                            Form 8-K                                                       18
                        Signatures                                                         20

PART I

ITEM 1.  BUSINESS

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust ("REIT"). The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region. The Trust has a fundamental strategy of regional focus, diversified property type ownership and conservative financial management.

WRIT has elected to qualify as a REIT under the Internal Revenue Code ("the Code"). Accordingly, WRIT is relieved of federal income taxes provided that capital gains and at least 95% of its ordinary income are distributed to shareholders in the form of dividends and that it complies with all REIT related aspects of the Code. Over the last five years dividends paid per share have been $1.03 for 1996, $.99 for 1995, $.92 for 1994, $.89 for 1993 and $.84 for 1992.
The indicated annualized dividend rate for 1997, based upon the March 31, 1997 dividend, is $1.04.

WRIT's geographic focus is based on two basic principles:

1. Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2. Geographic markets deserving of focus must be amongst the nation's best markets with a strong primary industry foundation, but be diversified enough to withstand downturns in its primary industry.

WRIT considers markets to be local if they can be reached from Washington, D.C. within two hours by car and have the demographics of a megalopolis. WRIT's ideal geographic market reaches from Philadelphia, Pennsylvania on the north to Richmond, Virginia on the south. While WRIT has historically focused most of its investments in the Greater Washington-Baltimore Region, in order to maximize acquisition opportunities, WRIT will consider investments within the two hour radius described above.

All of WRIT's Trustees, Officers and employees live and work in the Greater Washington-Baltimore region and WRIT's Officers average over 16 years of experience in this region.

The Greater Washington-Baltimore region is the nation's fourth largest with a population exceeding 6.9 million. Combining the Richmond to Philadelphia areas with the Washington-Baltimore area, the total population is approximately 13.1 million people. The Washington-Baltimore region is ranked first in the U.S. in median household income and percentage of population with education at the undergraduate and postgraduate level.

While the Federal Government is the foundation of the region's economy, private sector job growth has resulted in total non-farm employment in the Washington area growing 53% from 1.6 million jobs in 1970, to 2.5 million jobs in 1996, while the percentage of Federal Government employment in the region decreased from 28.4% to 15.6%. Since January 1980, seasonally-adjusted unemployment in the Washington area has averaged 4.1%, with December 1996 unemployment standing at 3.4%.

The Greater Washington-Baltimore region is a leader in the rapidly growing technology/infocom and biotech/health care industries. It is the center of the U.S. Space Commerce/Satellite Industry with Comsat, GTE Spacenet, Intelsat, Lockheed-Martin and NASA all headquartered here in the region. The region has the nation's second highest concentration of technology companies and the third highest concentration of biotech companies.

This region is also the headquarters for several of the largest U.S. and international financial institutions including the World Bank, International Monetary Fund, Inter-American Development Bank, Export-Import Bank, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corp. (Freddie Mac) and the Student Loan Marketing Association (Sallie Mae).

Other major public companies headquartered in the region to name a few, include Mobil Oil, MCI, USAir Group, Marriott International, McCormick Spice Co. and Gannett Co. The region is also the second most popular tourist destination in the world. Most importantly, this Mid-Atlantic region is known as a job center, with solid educational opportunities, and easy access to leisure time activities.

While this region has clearly diversified beyond the Federal Government town of the past, the Federal Government is still the foundation of the region's economy. Therefore, it is important to understand how Federal Government "cutbacks" have impacted this region.

First, despite a 19% decrease in direct Federal employment from 1994 through 1996, the region's unemployment rate never rose above a seasonally adjusted 4.4% and was at 3.4% in December 1996. This is partially due to the strength and diversity of this local economy, and partially due to the fact that accompanying these direct employment decreases were substantial local increases in Federal procurement (purchases of goods and services).

While Federal procurement spending decreases nationally, it becomes more concentrated and increases in the Greater Washington-Baltimore area because Federal contractors move closer to their Federal clients in order to better compete for this business. Federal procurement decreased by 5.4% nationally from 1991 to 1995, but increased in the Washington area by over 34%.

The Trust currently owns a diversified portfolio consisting of twelve shopping centers, sixteen office buildings, seven high-rise apartment buildings and fourteen industrial distribution centers, including Ammendale Technology Park I and II acquired February 28, 1997. WRIT's principal objective is to invest in high quality real estate in prime locations and to monitor closely the management of these properties, including active leasing and ongoing capital improvement programs. The percentage of total real estate rental revenue by property group for 1996, 1995 and 1994 and the percent leased as of December 31, 1996 were as follows:


                                                         Real Estate Rental Revenue
   Percent Leased                                        --------------------------
  December 31, 1996                                  1996           1995            1994
  -----------------                                  ----           ----            ----
         93%                Office buildings          44%            41%             39%
         94%                Shopping centers          23%            26%             26%
         97%                Apartment buildings       22%            22%             25%
         98%                Industrial distribution   11%            11%             10%
                                                    ------------------------------------
                                                     100%           100%            100%
                                                    ====================================

On a combined basis, WRIT's portfolio was 93% occupied in 1996 and 1995 and 95% in 1994.

Total revenue was $65.5 million for 1996, $52.6 million for 1995, and $45.5 million for 1994. In 1994 through 1996, WRIT acquired six office buildings, two shopping centers, two apartment buildings and four industrial distribution centers. These acquisitions were the primary reason for the shifting of each group's percentage of total revenue. No single tenant accounted for more than 2.39% of 1996 revenue, 2.05% of 1995 or 2.25% of 1994. Various agencies of the U.S. Government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. All federal government tenants in the aggregate accounted for less than 3.50% of WRIT's 1996 total revenue. The larger non-federal government tenants include T.J. Maxx, District of Columbia Metropolitan Police Department, Pepsi Cola, Giant Food, Crestar Bank, CVS, George Washington University, Lockheed-Martin, NationsBank, OAO, Montgomery County and Prince George's County, Maryland and also the State of Maryland.

As of December 31, 1996, no single property accounted for more than 10% of total assets or more than 10% of total revenues.

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

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership in which WRIT currently owns substantially all of the partnership interests. As of December 31, 1996, the WRIT partnership has acquired eight properties for cash contributed or loaned by WRIT.

WRIT intends to use the WRIT partnership to offer property owners an opportunity to contribute properties in exchange for WRIT limited partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT limited partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. The terms of the partnership agreement provide that the partnership's limited partnership units are entitled to distributions substantially equivalent to the distributions on WRIT shares. A holder of limited partnership units in the WRIT partnership will be entitled to demand that the partnership redeem the holder's units upon 10 business days notice. Upon such demand, WRIT, at its option, may redeem such units for cash or WRIT shares.

WRIT believes that the WRIT partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their value. Major improvements and/or renovations to the properties in 1996 are discussed on page 8.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 32 as of March 5, 1997.

ITEM 2.  PROPERTIES

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 1996. The total number of properties was forty-seven (47) at that date.

As of December 31, 1996 the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III of this Form 10-K Annual Report.

                             SCHEDULE OF PROPERTIES



                                                                                                           Percent
                                                               Year          Year        Net Rentable *    Leased
Properties                        Location                    Acquired    Constructed     Square Feet      12/31/96
----------------------------   ----------------------      -----------    -------------  -------------   -----------
Office Buildings
----------------
The WRIT Building                 Kensington, MD                1979          1965           65,000            93%
1901 Pennsylvania Avenue          Washington, D.C.              1977          1960           97,000            86%
51 Monroe Street                  Rockville, MD                 1979          1975          210,000            86%
444 N. Frederick Avenue           Gaithersburg, MD              1989          1981           66,000            95%
7700 Leesburg Pike                Falls Church, VA              1990          1976          145,000            83%
Arlington Financial Center        Arlington, VA                 1992          1963           51,000           100%
515 King Street                   Alexandria, VA                1992          1966           78,000            94%
The Lexington Building            Rockville, MD                 1993          1970           47,000            90%
The Saratoga Building             Rockville, MD                 1993          1977           59,000           100%
Brandywine Center                 Rockville, MD                 1993          1969           35,000           100%
Tycon Plaza II                    Vienna, VA                    1994          1981          131,000            97%
Tycon Plaza III                   Vienna, VA                    1994          1978          152,000            92%
6110 Executive Boulevard          Rockville, MD                 1995          1971          199,000            95%
1220 19th Street                  Washington, D.C.              1995          1976          104,000            95%
Maryland Trade Center I           Greenbelt, MD                 1996          1981          191,000            99%
Maryland Trade Center II          Greenbelt, MD                 1996          1984          159,000            99%
                                                                                       -------------   -----------
                   Subtotal                                                               1,789,000            93%
                                                                                       =============   ===========

Shopping Centers
----------------
Concord Centre                    Springfield, VA               1973          1960           76,000            84%
Bradlee                           Alexandria, VA                1984          1955          168,000            97%
Clairmont                         Salisbury, MD                 1976          1965           40,000            68%
Dover Mart                        Dover, DE                     1973          1960           44,000            68%
Chevy Chase Metro Plaza           Washington, D.C.              1985          1975           51,000            98%
Prince William Plaza              Woodbridge, VA                1968          1967           55,000            98%
Takoma Park                       Takoma Park, MD               1963          1962           59,000           100%
Westminster                       Westminster, MD               1972          1969          165,000            92%
Wheaton Park                      Wheaton, MD                   1977          1967           47,000           100%
Montgomery Village Center         Gaithersburg, MD              1992          1969          196,000            92%
Shoppes of Foxchase               Alexandria, VA                1994          1960          128,000            99%
Frederick County Square           Frederick, MD                 1995          1973          233,000           100%
                                                                                       -------------   -----------
                   Subtotal                                                               1,262,000            94%
                                                                                       =============   ===========

Apartment Buildings/# units
---------------------------
Country Club Towers/227           Arlington, VA                 1969          1965          276,000            95%
Munson Hill Towers/279            Falls Church, VA              1970          1963          340,000            95%
Park Adams/200                    Arlington, VA                 1969          1959          210,000            97%
Roosevelt Towers/191              Falls Church, VA              1965          1964          229,000            98%
3801 Connecticut Avenue/307       Washington, D.C.              1963          1951          242,000           100%
The Ashby at McLean/250           McLean, VA                    1996          1982          349,000            99%
Walker House Apartments/196       Gaithersburg, VA              1996          1971          148,000            99%
                                                                                       -------------   -----------
                   Subtotal     (1,650 units)                                             1,794,000            97%
                                                                                       =============   ===========

Industrial Distribution Centers
-------------------------------
Pepsi-Cola Distribution Center    Forestville, MD               1987          1971           69,000           100%
Capitol Freeway Center            Washington, D.C.              1974          1940          145,000           100%
Department of Commerce            Springfield, VA               1971          1964          105,000           100%
Fullerton Business Center         Springfield, VA               1985          1980          103,000           100%
Ravensworth Center                Springfield, VA               1986          1965           29,000            62%
Shirley I-395 Business Center     Arlington, VA               1961/1986       1960          113,000           100%
V Street Distribution Center      Washington, D.C.              1973          1960           31,000           100%
Charleston Business Center        Rockville, MD                 1993          1973           85,000            95%
Tech 100 Industrial Park          Elk Ridge, MD                 1995          1990          167,000            98%
Crossroads  Distribution Center   Elk Ridge, MD                 1995          1987           85,000           100%
The Alban Business Center         Springfield, VA               1996       1981/1982         87,000           100%
The Earhart Building              Chantilly, VA                 1996          1987           92,000           100%
                                                                                       -------------   -----------
                   Subtotal                                                               1,111,000            98%
                                                                                       =============   ===========

                      TOTAL                                                               5,956,000
                                                                                       =============

* Apartment buildings are presented in gross square feet

PROPERTY EXPANSIONS AND MAJOR RENOVATIONS

7700 Leesburg Pike

In December of 1996, WRIT completed the 20,000 square foot addition at 7700 Leesburg Pike. This addition was 100% preleased and fully occupied.

1901 Pennsylvania Avenue

This property underwent a major renovation beginning in 1995 and completed in 1996, with lease up steadily improving since the 3rd quarter of 1995. Renovations to the main lobby, elevator cabs, hallways and restrooms were complimented by modernizations of the elevator equipment and mechanical systems, and the installation of a new roof and energy management system. As of March 5, 1997, the property is over 90% leased as compared to average occupancies of 75% in 1996 and 57% in 1995.

51 Monroe Street

At 51 Monroe Street, formerly known as One Metro Square, WRIT replaced the elevator controls and HVAC equipment during 1995 and installed an energy management system in 1996. As a result of these improvements, the comfort of the building's tenants is substantially improved while WRIT's operating costs have been significantly reduced. To compliment these improvements, in 1996, WRIT commenced renovations to the main lobby and common hallways which will be completed in 1997. Occupancy levels in this property averaged 83% in 1996. Leasing substantially escalated in the 4th quarter of 1996, and as of March 4, 1997, this property is 92% leased.

Wheaton Park Shopping Center

WRIT commenced construction of a 25,000 square foot addition to the Wheaton Park Shopping Center in the 4th quarter of 1996. Currently this addition is 55% preleased and projected to be completed in the 2nd quarter of 1997.

Bradlee Shopping Center

Bradlee Shopping Center has been one of WRIT's best earning properties for many years and now needs updating to assure its continued performance. Accordingly, during 1996, management commenced planning for the renovations of the facade. This renovation coincides with the expiration of the lease term on a 26,000 square foot store currently occupied by G.C. Murphy. WRIT estimates Murphy's rent to be at least 75% below market. WRIT anticipates seeking a new tenant for this space. In addition to paying higher rents, a major new tenant to the G. C. Murphy's space will attract additional tenants and shoppers to the Center thereby enhancing overall sales from the center. Additionally, the new owners of the existing Roy Rogers restaurant parcel are converting it to a McDonald's which is also expected to contribute added value to the center.

PROPERTY GROUP PERFORMANCE

Office Buildings

On May 17, 1996, WRIT acquired Maryland Trade Center I and II, containing a combined area of 350,000 net rentable square feet for an acquisition cost of approximately $28.4 million.

Occupancy rates for the Office Building Group overall averaged 93% in 1994, and 89% in 1995 and 1996. The primary reason for the decreased Office Building Group occupancy level from 1994 to 1995 and 1996 was the vacancy at 1901 Pennsylvania Avenue caused by the major renovations during 1995 and 1996. Average occupancy of 1901 Pennsylvania Avenue was 57% in 1995 and 75% in 1996.
However, as of March 5, 1997, this property is over 90% leased.

This substantial increase in occupancy at 1901 Pennsylvania Avenue was offset in 1996 by a decrease in occupancy at 51 Monroe Street (formerly known as One Metro Square), as well as some smaller occupancy decreases throughout the group. 51 Monroe Street, which is undergoing a significant renovation commenced in 1995, averaged 90% occupancy in 1995 and 83% occupancy in 1996. As of March 5, 1997, 51 Monroe Street is over 92% leased.

Rental rate increases of 1.3% for the group were the result of increases at nearly all of the properties. WRIT's office building markets have improved to the point where market rates exceed existing lease rates for nearly all of its office building tenants.

Office building leases generally have a three to five year term. Most leases have automatic annual increases based on changes in the Consumer Price Index or agreed-upon percentages and additional pass through reimbursements for increases in real estate taxes and operating expenses.

Shopping Centers

Occupancy rates for the Shopping Center Group averaged 97% in 1994, 94% in 1995 and 91% in 1996. The primary reasons for the decreased Shopping Center Group occupancy level in 1995 and 1996 were vacancy increases at the Concord, Clairmont and Montgomery Village Shopping Centers and the 1995 property repositionings at Prince William Plaza and Chevy Chase Metro Plaza. Concord Shopping Centre averaged 85% occupancy during 1996 vs. 92% in 1995 and 100% in 1994 due to lease expirations. Montgomery Village Center averaged 92% in 1996 vs. 93% in 1995 and 97% in 1994, primarily due to the bankruptcies of So Fro Fabrics and Evans Jewelers & Distributors, which space remains unleased as of March 5, 1997. Prince William Plaza and Chevy Chase Metro Plaza underwent significant capital improvements and releasing during 1995 and are now each 98% leased as of December 31,1996.

Most shopping center leases have automatic annual increases based on changes in the Consumer Price Index or agreed-upon percentages. In addition, these leases generally contain clauses for reimbursement for real estate taxes and common area maintenance costs, and some leases provide for contingent rents based on a percentage of the tenant's gross sales.

Apartments

WRIT acquired Walker House Apartments, consisting of 196 units, on March 13, 1996, for an acquisition price of approximately $10.8 million. On August 26, 1996, The Ashby at McLean, with 250 units and 27,000 square feet of commercial space, was acquired for approximately $21.5 million.

WRIT's seven high-rise apartment buildings are well located and have a combined total of 1,650 units consisting of efficiency and one, two or three bedroom apartments. Apartment leases are generally for periods of one year or less. There is a continuous emphasis on the upgrading of the units, quality of management and services to residents with the goal to increase resident retention and to enhance market place acceptance.

Five of the apartment buildings are in northern Virginia with convenient transportation routes to downtown Washington. 3801 Connecticut Avenue is in Washington, D.C. and is subject to the rent control laws of the District of Columbia. The laws provide landlords with annual rent increases tied to the rate of inflation subject to an annual maximum of 10% and also afford landlords the opportunity for additional rent increases as units are re-rented to new tenants or when major repairs and replacements have been made.

Occupancy rates for the core group of apartments (excluding Walker House Apartments and The Ashby at McLean acquired in 1996), averaged 96% in 1996 and 1995 and 97% in 1994. Rental rate increases of 2.3% were the result of increases throughout the group. As of December 31, 1996, Walker House Apartments and The Ashby at McLean were both 99% leased.

Industrial Distribution Centers

On October 31, 1996, WRIT acquired The Alban Business Center with net rentable square feet of 87,000 for an acquisition price of approximately $4.2 million. The Earhart building was acquired on December 19, 1996 for an acquisition price of approximately $5.0 million with net rentable square feet of 92,000.

Occupancy rates for the Industrial Distribution Center group overall averaged 94% in 1994, 97% in 1995 and 98% in 1996.

Rental rate increases of 1.3% in 1996 for the group were the result of increases throughout the group.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Trust's shares have been traded on the American Stock Exchange since 1971 and there are approximately 37,000 shareholders. The Trust's shares were split 3-for-1 in March, 1981, 3-for-2 in July, 1985, 3-for-2 in December, 1988, and 3-for-2 in May, 1992.

The high and low sales price for the Trust's shares for 1996 and 1995, by quarter, and the amount of dividends paid by the Trust are as follows:

                                                   Quarterly Share Price Range
                                                   ---------------------------
                                  Dividends
                  Quarter         Per Share                High      Low
                  ---------------------------------------------------------
                  1996
                          4        $.26                    $17 1/2  $15 1/2
                          3         .26                     16 3/4   15 1/4
                          2         .26                     16 3/4   15 1/4
                          1         .25                     17       15 1/4

                  1995
                          4        $.25                    $16 1/8  $14 1/2
                          3         .25                     15 3/4   13 7/8
                          2         .25                     16 1/4   14 1/4
                          1         .24                     16 5/8   15

The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities. The 1997 indicated annual dividend rate is $1.04 based on an annualization of the March 31, 1997 dividend.

Item 6. Selected Financial Data (In thousands, except per share data)


                                                                     1996           1995          1994          1993           1992
                                                                     ----           ----          ----          ----           ----

Real  estate revenue                                                 $65,541       $52,597       $45,511       $39,375       $34,132

Income before gain on sale of real estate                            $27,964       $26,103       $23,122       $22,506       $20,429

Gain on sale of real estate                                              -             -             -            $741           -

Net income                                                           $27,964       $26,103       $23,122       $23,247       $20,429

Income before gain on sale of real estate per share                    $0.88         $0.88         $0.82         $0.80         $0.76

Net income per share                                                   $0.88         $0.88         $0.82         $0.82         $0.76

Total assets                                                        $318,488      $241,784      $178,806      $162,011      $185,673

Lines of credit payable/Short-term bank loan                          $5,000       $28,000       $18,000           -         $21,000

Mortgage payable                                                      $7,590        $7,706           -             -          $1,115

Senior notes payable                                                $100,000           -             -             -             -

Shareholders' equity                                                $195,623      $199,735      $154,659      $157,348      $159,027

Cash dividends paid                                                  $32,718       $29,712       $25,981       $24,380       $22,513

Distribution of gain on sale of real estate                              -             -             -            $741           -

Cash dividends paid per share                                          $1.03         $0.99         $0.92         $0.89         $0.84

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE: 1996 VERSUS 1995

Total revenues for 1996 increased $12.9 million to $65.5 million from $52.6 million in 1995. The percentage increase in real estate rental revenue from 1995 to 1996 by property type was as follows:

                                                              1995/1996
                                                              ---------
                         Office Buildings                        33%
                         Shopping Centers                        10%
                         Apartments                              28%
                         Industrial Distribution Centers         21%

During 1996, WRIT's Office Building revenues and operating income increased by 33% and 34%, respectively, over 1995. These increases were primarily due to 1995 acquisitions (6110 Executive Boulevard and 1220 19th Street) and 1996 acquisitions (Maryland Trade Centers I & II) combining with increased rental rates overall for the group.

During 1996, WRIT's Shopping Center revenues and operating income increased by 10% and 6% respectively over 1995. These increases were primarily due to the 1995 acquisition of Frederick County Square combining with increased rental rates overall for the group. These increases were partially offset by decreased occupancy levels in Concord and Montgomery Village.

WRIT's Apartment revenues and operating income increased by 28% and 25%, respectively, in 1996 over 1995. These increases were primarily due to increased rental rates throughout the group combining with the 1996 acquisitions of Walker House Apartments and The Ashby at McLean.

WRIT's Industrial Distribution Center revenues and operating income increased by 21% and 19%, respectively, over 1995. These increases were primarily due to increased rental rates and occupancy levels overall for the group combining with the 1995 acquisitions (Tech 100 Industrial Park and Crossroads Distribution Center) and the 1996 acquisition of Alban Business Center. In December of 1996, WRIT also acquired The Earhart Building, a 92,300 square foot flex property which is 100% leased.


REAL ESTATE RENTAL REVENUE: 1995 VERSUS 1994

Total revenues for 1995 increased $7.1 million to $52.6 million from $45.5 million in 1994. The percentage increase in real estate rental revenue from 1994 to 1995 by property type was as follows:

                                                              1994/1995
                                                              ---------
                         Office Buildings                        22%
                         Shopping Centers                        16%
                         Apartments                               3%
                         Industrial Distribution Centers         20%

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


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue was 33% for 1996 as compared to 32% for 1995 and 31% for 1994. This increase is attributable to an increase in occupancy levels and rental rates in 1996 offset by an increase in the office building segment of WRIT's portfolio. Operating expenses as a percentage of revenues are higher for office building properties than the other property types within the WRIT portfolio. WRIT's percentage of revenue from office buildings within its entire real estate portfolio has increased from being 39% at December 31, 1994 to 41% and 44% as of December 31, 1995 and 1996, respectively. The increase over 1994 is attributable to the 1995 and 1996 office building acquisitions.

Other income (expense) remained relatively constant between 1996 and 1995. In 1995, other income (expense) increased from 1994 due to investment earnings in 1995 on the net proceeds of approximately $48.0 million from the sale of 3.5 million shares of beneficial interest. 1995 other income (expense) also increased as a result of a 1994 charge of $800,000 to other income (expense) for the sale of a marketable investment security. Also in 1994, there was a charge to other income (expense) of $271,000 as the result of an audit assessment by the State of Maryland unclaimed property division.

Interest expense increased $3.3 million in 1996 from 1995. This increase is primarily attributed to the issuance of $100 million in debt securities in August 1996. An additional increase is due to advances on lines of credit being outstanding for longer periods in 1996 than in 1995. This increase in outstanding advances is due to an increase in acquisitions in 1996. 1995 interest expense of $2.2 million increased $1.6 million over 1994 interest expense due to an increase in line of credit advances for properties acquired. In addition, interest expense was incurred on the mortgage note payable assumed in August 1995 for the acquisition of Frederick County Square in 1995.

General and administrative expenses were $3.1 million for 1996 as compared to $2.9 million for 1995 and 1994. General and administrative expenses remained relatively constant between 1996 and 1995. The majority of the increase for 1995 as compared to 1994 is attributable to personnel additions since June of 1994 and continuing into 1995, partially offset by reduced pension costs and the completion of severance pay in June 1995 to WRIT's former Chairman and Chief Executive officer, B. Franklin Kahn, who retired in March 1995.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of medium or long-term notes. The funds raised would be used to pay off any outstanding advances on our lines of credit and for new acquisitions and capital improvements.

In August 1996, WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. On August 13, 1996, WRIT received $97.9 million from the sale of senior unsecured notes. WRIT's underwriting expenses were $302,000 and thus the net proceeds received by the trust from the sale of the senior unsecured notes were $97.6 million. Approximately $67 million of the net proceeds was used to repay all borrowings outstanding under WRIT's lines of credit. Those borrowings were used for various 1995 and 1996 property acquisitions. An additional $20.7 million was used for acquisitions of The Ashby at McLean and The Alban Business Center, subsequent to August 13, 1996. The balance of the net proceeds was used to renovate, expand or improve income producing properties.

On July 25, 1995, WRIT received $48.9 million from the issuance and sale of 3.5 million shares. WRIT's other underwriting expenses were $233,000 resulting in net proceeds received by the Trust of $48.6 million. Approximately $36.0 million of the net proceeds were used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1994 and 1995 property acquisitions. $7.0 million of the net proceeds in addition to financing was used to acquire Frederick County Square and 1220 Nineteenth Street. The balance of the net proceeds was used to renovate, expand or improve income producing properties.

As of December 31, 1996, WRIT has line of credit commitments in place from commercial banks for up to $75.0 million. During 1996, WRIT acquired six properties for total acquisition costs of $69.9 million and during 1995, WRIT acquired five properties for total acquisition costs of $58.7 million. 1996 acquisitions were financed through additional advances on the lines of credit of $39.0 million and were subsequently paid off with proceeds from the issuance of the senior notes in 1996. In 1995, WRIT borrowed $44.0 million for acquisitions under its lines of credit, assumed a mortgage for $7.8 million and used $7.0 million of proceeds from its July, 1995 public offering to complete property acquisitions.

Cash flow from operating activities totaled $37.6 million, $31.0 million, and $29.8 million for the years ended December 31, 1996, 1995, and 1994, respectively, including net income of $28.0 million , $26.1 million and $23.1 million, respectively, and depreciation of $7.5 million, $5.1 million, and $3.9 million, respectively. The increase in cash flows from operating activities from 1995 to 1996 is attributable to the increase in depreciation resulting from 1995 and 1996 acquisitions, the interest accrued for debt service on the senior notes, and the increase in net income. This increase was offset by a decrease in cash attributable to the capitalization of issuance costs associated with senior notes issued in August 1996.

In 1995, increases in rents and other receivables, prepaid real estate taxes and insurance and increases in other liabilities and tenant security deposits due to 1995 properties acquired accounted for the decrease in cash flow from operating activities between 1995 and 1994.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 1996, 1995, and 1994, WRIT paid dividends totaling $32.7 million, $29.7 million, and $26.0 million, respectively.

Capital improvements of $12.0 million were completed in 1996, including tenant improvements. Improvements to WRIT properties in 1995 and 1994 were approximately $8.1 million and $5.8 million, respectively.

The components of WRIT's capital improvement costs for 1996 were as follows:

                                                              (In thousands)
                 Acquisition Related                              $2,335
                 Expansions and Major Renovations                  4,039
                 Tenant Improvements                               3,129
                 Other                                             2,469
                                                                   -----

                 Total                                           $11,972

Acquisition related costs are capital improvements made to properties acquired during 1996, 1995, and 1994, which were planned during the investment underwriting due diligence.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of December 31, 1996, WRIT Limited Partnership has acquired eight properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 1996, WRIT filed a Current Report on Form 8-K reporting a change in certifying accountant from Price Waterhouse LLP to Arthur Andersen LLP. See
Item 14 (a) for listing of Exhibits.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to WRIT's 1997 Annual Meeting Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to WRIT's 1997 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to WRIT's 1997 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to WRIT's 1997 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) The following documents are filed as a part of this Report:

1. Financial Statements: The following Financial Statements of Washington Real Estate Investment Trust and Report of Independent Accountants are included in this report.

         Report of Independent Accountants'.

         Balance Sheets at December 31, 1996 and 1995.

         Statements of Income for the years ended December 31, 1996, 1995 and 1994.

         Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                                          Page
--------                                                                                          ----
  III    Real Estate and Accumulated Depreciation                                                   36

         Supplementary Information: Quarterly Financial Results (unaudited)                         38

         Supplementary Income Statement Information (unaudited)                                     39

Schedules not listed above have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Financial Statements or Notes thereto.

3.        Exhibits:

         3.  Declaration of Trust and Bylaws

             (a) Declaration of Trust. Incorporated herein by reference to
                 Exhibit 3 to the Trust's registration statement on Form 8-B dated July 10, 1996.

             (b) Bylaws. Incorporated herein by reference to Exhibit 4 to the
                 Trust's registration statement on Form 8-B dated July 10, 1996.

         4.
             (a) Credit agreement dated March 1, 1995 between Washington Real
                 Estate Investment Trust, as borrower, The First National Bank of Chicago, as Lender, and The First National Bank of Chicago as Agent. Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 10-K dated March 28, 1996.

             (b) Credit agreement dated July 25, 1995, among Washington Real
                 Estate Investment Trust, as borrower, Crestar Bank, as lender, Signet Bank/Virginia, as lender, and Crestar Bank, as agent. Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K dated May 17, 1996

             (c) Indenture dated as of August 1, 1996 between Washington Real
                 Estate Investment Trust and The First National Bank of
                 Chicago. *

             (d) Officers' Certificate Establishing Terms of the Notes, dated
                 August 8, 1996. *

             (e) Form of 2003 Notes. *

             (f) Form of 2006 Notes.  *

         10. Management contracts, plans and arrangements

             (a) Employment Agreement dated May 11, 1994 with Edmund B. Cronin,
                 Jr. **

             (b) 1991 Incentive Stock Option Plan, As amended.

             (c) Nonqualified Stock Option Agreement dated June 27, 1990 with B.
                 Franklin Kahn. **

             (d) Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. **

             (e) Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 10-K dated March 28, 1996.

             (f) Senior Management Compensation Plan.

         16. Letter certifying change in accountant

             On October 17, 1996, WRIT filed a Current Report on Form 8-K reporting a change in certifying accountant from Price Waterhouse LLP to Arthur Andersen LLP. See Reports on Form 8-K

         21. Subsidiaries of registrant

             In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT owns 99.9% of the partnership interest.

         23. Consents

             (a) Consent of Arthur Andersen LLP

             (b) Consent of Arthur Andersen LLP

             (c) Consent of Price Waterhouse LLP

         27. Financial Data Schedule


ITEM 14(b)

         Reports on Form 8-K: Forms 8-K was filed on October 17, 1996 with the Securities and Exchange Commission, reporting pursuant to Item 4a, the change in certifying accountants.

* Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed August 13, 1996.

** Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WASHINGTON REAL ESTATE INVESTMENT TRUST

                                            / s /  Edmund B. Cronin, Jr.
                                       By                                     :
                                         -------------------------------------
Date:  March 7, 1997,
                                           Edmund B. Cronin, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                          Date
----------------------------------------------------------------------------------------------------------
/ s /  Arthur A. Birney                  Chairman and Trustee            March 7, 1997
-------------------------

Arthur A. Birney

/ s /  William N. Cafritz                Trustee                         March 7, 1997
-------------------------

William N. Cafritz

/s/ Benjamin H. Dorsey                   Secretary and Trustee           March 7, 1997
----------------------

Benjamin H. Dorsey

/ s / David M. Osnos                     Trustee                         March 7, 1997
--------------------

David M. Osnos

/ s / Stanley P. Snyder                  Trustee                         March 7, 1997
-----------------------

Stanley P. Snyder

/ s / Larry E. Finger                    Senior Vice President, Finance
---------------------                    and Chief Financial Officer     March 7, 1997

Larry E. Finger

/ s / B. Franklin Kahn                   Trustee                         March 7, 1997
----------------------
B. Franklin Kahn

/ s / Laura M. Franklin                  Vice President, Finance         March 7, 1997
-----------------------                  and Chief Accounting Officer

Laura M. Franklin

                    Report of Independent Public Accountants


To the Shareholders of Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheet of Washington Real Estate Investment Trust (a Maryland corporation) and subsidiary as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Real Estate Investment Trust and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 36 through 37 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Washington, D.C.
February 24, 1997

                        Report of Independent Accountants



To the Trustees and Shareholders of
Washington Real Estate Investment Trust


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2) on page 18 present fairly, in all material respects, the financial position of Washington Real Estate Investment Trust at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Washington Real Estate Investment Trust for any period subsequent to December 31, 1995.


/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Washington, D.C.
March 27, 1996

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                               December 31,                 December 31,
                                                                  1996                         1995
                                                             ---------------               --------------
Assets
  Real estate at cost                                              $ 352,579                     $272,597
  Accumulated depreciation                                           (46,639)                     (41,022)
                                                             ---------------               --------------
                                                                     305,940                      231,575
  Mortgage note receivable                                               799                          800
                                                             ---------------               --------------
          Total investment in real estate                            306,739                      232,375

  Cash and temporary investments                                       1,676                        3,532
  Rents and other receivables, net of allowance for doubtful
     accounts of $534 and $518, respectively                           3,429                        3,082
  Prepaid expenses and other assets                                    6,644                        2,795
                                                             ---------------               --------------

                                                                   $ 318,488                     $241,784
                                                             ===============               ==============


Liabilities
  Accounts payable and other liabilities                           $   5,954                     $  3,033
  Tenant security deposits                                             2,523                        1,828
  Advance rents                                                        1,798                        1,482
  Mortgage note payable                                                7,590                        7,706
  Line(s) of credit payable                                            5,000                       28,000
  Senior notes payable                                               100,000                        -
                                                             ---------------               --------------

                                                                     122,865                       42,049
                                                             ---------------               --------------

Shareholders' Equity
  Shares of beneficial interest, $.01 par value; 100,000
    shares authorized:  31,803 shares issued and outstanding             318                        -
  Additional paid in capital                                         195,305                      199,735
                                                             ---------------               --------------

                                                                     195,623                      199,735
                                                             ---------------               --------------

                                                                   $ 318,488                     $241,784
                                                             ===============               ==============




           See accompanying notes to consolidated financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                          Year Ended December 31,
                                             1996                   1995                      1994
                                    -----------------        ----------------          --------------

Real estate rental revenue                  $ 65,541                $ 52,597                $ 45,511
Real estate expenses                         (21,932)                (17,038)                (14,412)
                                    -----------------        ----------------          --------------

                                              43,609                  35,559                  31,099
Depreciation and amortization                 (7,784)                 (5,084)                 (3,933)
                                    -----------------        ----------------          --------------

Income from real estate                       35,825                  30,475                  27,166



Other income (expense)                           708                     715                    (550)
Interest expense                              (5,474)                 (2,170)                   (614)
General and administrative                    (3,095)                 (2,917)                 (2,880)
                                    -----------------        ----------------          --------------


Net income                                  $ 27,964                $ 26,103                $ 23,122
                                    =================        ================          ==============

Net income per share                        $   0.88                $   0.88                $   0.82
                                    =================        ================          ==============











           See accompanying notes to consolidated financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (In thousands, except share data)



                                                                                        Additional           Shareholders'
                                          Shares                Par Value             Paid in Capital            Equity
                                  ---------------------    --------------------   ---------------------   --------------------


Balance, December 31, 1993                       28,228     $               -                  $157,348               $157,348
Net income                                                                                       23,122                 23,122
Dividends                                                                                       (25,981)               (25,981)
Share options exercised                              15                     -                       170                    170
                                  ---------------------    --------------------   ---------------------   --------------------

Balance, December 31, 1994                       28,243                     -                   154,659                154,659
Net  income                                                                                      26,103                 26,103
Net proceeds from sale of shares                  3,500                     -                    48,610                 48,610
Dividends                                                                                       (29,712)               (29,712)
Share options exercised                               9                     -                        75                     75
                                  ---------------------    --------------------   ---------------------   --------------------

Balance, December 31, 1995                       31,752                     -                   199,735                199,735
Net  income                                                                                      27,964                 27,964
Dividends                                                                                       (32,718)               (32,718)
State of Maryland reorganization                                            318                    (318)                     0
Share options exercised                              51                     -                       642                    642
                                  ---------------------    --------------------   ---------------------   --------------------

Balance, December 31, 1996                       31,803                $    318                $195,305               $195,623
                                  =====================    ====================   =====================   ====================
















           See accompanying notes to consolidated financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                          1996                   1995                     1994
                                                                  -----------------       -----------------      ------------------
Cash Flow From Operating Activities
  Net income                                                               $ 27,964                $ 26,103                $ 23,122
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                              7,496                   5,084                   3,933
    Changes in other assets                                                  (1,832)                   (395)                    479
    Changes in other liabilities                                              3,932                     195                   1,485
    Loss on sale of marketable securities                                       -                       -                       800
                                                                  -----------------       -----------------      ------------------

    Cash flow provided by operating activities                               37,560                  30,987                  29,819
                                                                  -----------------       -----------------      ------------------

Cash Flow From Investing Activities
  Improvements to real estate                                               (11,972)                 (8,124)                 (5,787)
  Real estate acquisitions, net *                                           (69,888)                (50,994)                (30,729)
  Maturities and sales of marketable securities                                 -                       -                    15,485
                                                                  -----------------       -----------------      ------------------


    Net cash used in investing activities                                   (81,860)                (59,118)                (21,031)
                                                                  -----------------       -----------------      ------------------

Cash Flow From Financing Activities
  Dividends paid                                                            (32,718)                (29,712)                (25,981)
  Draws on lines of credit                                                   44,000                  46,000                  18,000
  Repayments on lines of credit                                             (67,000)                (36,000)                    -
  Mortgage principal payments                                                  (117)                    (46)                    -
  Net proceeds from sale of shares                                              -                    48,610                     -
  Net proceeds from debt offering                                            97,637                     -                       -
  Share options exercised                                                       642                      75                     170
                                                                  -----------------       -----------------      ------------------

    Net cash flow provided by (used in) financing activities                 42,444                  28,927                  (7,811)
                                                                  -----------------       -----------------      ------------------

Net (decrease) increase in cash and temporary investments                    (1,856)                    796                     977
Cash and temporary investments at beginning of year                           3,532                   2,736                   1,759
                                                                  -----------------       -----------------      ------------------

Cash and temporary investments at end of year                              $  1,676                $  3,532                $  2,736
                                                                  =================       =================      ==================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                     $  2,747                $  2,111                $    515
                                                                  =================       =================      ==================

*Supplemental schedule of non-cash investing and financing activities

      On August 22, 1995 WRIT purchased Frederick Square Shopping Center for an acquisition cost of $13.4 million. WRIT assumed a mortgage in the amount of $7.8 million and paid the balance in cash. The $7.8 million is not included in the $51 million amount shown as real estate acquisitions.

           See accompanying notes to consolidated financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A: NATURE OF BUSINESS
Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region.

WRIT operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95% of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

In June 1996, WRIT changed its domicile from the District of Columbia to the State of Maryland. Issued and outstanding shares were assigned a par value of $.01 per share.

NOTE B: ACCOUNTING POLICIES

BASIS OF PRESENTATION

In 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT currently owns 99.9% of the partnership interest. WRIT Limited Partnership's financial statements are being consolidated with WRIT's financial statements. All significant intercompany balances and transactions have been eliminated. Minority Interests are included in other income (expense) and accounts payable and other liabilities on the accompanying consolidated statements.

REVENUE RECOGNITION

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three years. WRIT recognizes rental income from its residential and commercial leases when earned and accounts for all rental abatements on a straight-line basis.

DEFERRED FINANCING COSTS

Costs associated with the issuance of senior subordinated notes are capitalized and being amortized using the effective interest rate method over the term of the related notes.

REAL ESTATE AND DEPRECIATION

Buildings are depreciated on a straight-line basis over estimated useful lives not exceeding 50 years. Effective January 1, 1995, WRIT revised its estimate of useful lives for major capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized using the straight-line method over 5 years or the term of the lease if it differs significantly from 5 years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are charged to expense as incurred. Depreciation expense for Federal income tax purposes differs from that reported for financial statement purposes by $2.8 million due to the use of different lives and depreciation methods. Additionally, net

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


assets as reported in WRIT's financial statements exceed the net basis for Federal Income Tax purposes by $14.6 million due to a lower basis of certain real estate assets acquired by tax-free exchanges.

In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996, which had no impact on the accompanying consolidated financial statements.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE C: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                     December 31,
                                                    (In thousands)
                                                1996              1995
                                            -----------------------------
        Office buildings                      $163,192          $128,222
        Shopping centers                        60,694            27,196
        Apartment buildings                     84,060            82,108
        Industrial distribution centers         44,633            35,071
                                            -----------------------------
                                              $352,579          $272,597
                                            =============================

WRIT's results of operations are dependent on the overall economic health of their tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the Washington, D.C. metropolitan region. These segments include commercial, residential, retail, and industrial. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates, and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail segment could reduce merchant sales, which could adversely affect the operating results of WRIT. As of December 31, 1996, 1995 and 1994, no single tenant or property accounted for more than 10% of total assets or total revenues.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Properties acquired by WRIT during the year ending December 31, 1996 are as follows:

Acquisition                                                      Rentable          Acquisition Cost
    Date               Property                     Type      Square Feet/Units     (In thousands)
--------------------------------------------------------------------------------------------------
 3/13/96         Walker House Apartments         Residential     148,000*/196           $10,797
 5/17/96         Maryland Trade Center I         Office          191,000                 16,077
 5/17/96         Maryland Trade Center II        Office          159,000                 12,313
 8/26/96         The Ashby at McLean             Residential     349,000*/250            21,481
10/31/96         The Alban Business Center       Industrial       87,000                  4,176
12/19/96         The Earhart Building            Industrial       92,000                  5,044
                                                               ---------                -------
                                                               1,026,000/446            $69,888
                                                               =============            =======

*Apartment buildings are presented in gross square feet

NOTE D: MORTGAGE NOTE PAYABLE
On August 22, 1995 WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9%. Principal and interest are payable monthly until January 1, 2003 at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of December 31, 1996 are as follows:

                                             (In thousands)
                              1997              $  128
                              1998                 140
                              1999                 153
                              2000                 167
                              2001                 183
                          Thereafter             6,819
                                                 -----
                                                $7,590
                                                ======

NOTE E:  UNSECURED LINES OF CREDIT PAYABLE
On January 26, 1995 WRIT borrowed $16.0 million on a short-term bank loan at the bank's then prime rate of 8.5%. Interest only was payable monthly on the unpaid principal balance at the bank's corporate base rate. On March 8, 1995, the $16.0 million short-term loan was replaced with an unsecured credit commitment of $25.0 million and the outstanding advance of $16.0 million was transferred to this new commitment. The following advances have been made under this commitment.

  Advance                   Date Paid              Amount             1996               1995
   Date                      in Full            (In thousands)        Rate               Rate
--------------           -----------------      -------------      -----------       ------------
March 8, 1995            September 8, 1995         $16,000              -               6.80%
May 15, 1995             August 19, 1996             7,000            5.99%          5.99%-6.425%
June 28, 1995            July 31, 1995               2,000              -               6.42%
November 2, 1995         September 28, 1996         18,000         6.11%-5.74%          6.11%
September 26, 1996               -                   4,000            6.83%               -

Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


This $25.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, 0.20% per annum until August 1996, and .175% thereafter, on the amount that the $25.0 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1996, $21.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements. This fee is payable monthly beginning March, 1995 until January, 1999. This commitment also contains certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of December 31, 1996.

On July 27, 1995 WRIT renegotiated its other $25.0 million unsecured credit commitment and replaced it with an unsecured credit commitment of $50.0 million from the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property. The following advances have been made under this commitment.

   Advance                  Date Paid               Amount            1996               1995
     Date                    in Full            (In thousands)        Rate               Rate
----------------         ---------------        --------------     ----------        ------------
December 21, 1995        August 13, 1996            $3,000         6.15%-6.06%           6.15%
March 13, 1996           August 13, 1996            11,000         5.78%-6.25%             -
May 17, 1996             August 13, 1996            28,000            6.06%                -
November 26, 1996                -                   1,000            6.05%                -


Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio.

This credit agreement provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50.0 million exceeds the balance of outstanding advances and term loans. At December 31, 1996, $49.0 million of this commitment was unused. This fee is payable quarterly in arrears beginning October 1995 until July 25, 1997. This commitment also contains an interest coverage ratio covenant and certain other non-financial covenants which WRIT has met as of December 31, 1996.

Information related to short term borrowings are as follows (in thousands).

                                                         1996            1995
                                                    -------------       -------
         Maximum Amount Outstanding                    $67,000         $43,000
         Average Amount Outstanding                     31,000          28,000
         Weighted Average Interest Rate                  6.18%           6.42%

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F: SENIOR NOTES PAYABLE
On August 8, 1996 WRIT entered into an underwriting agreement to sell $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes bear an effective interest rate of 7.49% for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of December 31, 1996.

NOTE G: SHARES OF BENEFICIAL INTEREST AND DIVIDENDS
Net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. The weighted average shares outstanding were 31.8 million, 29.8 million and 28.2 million in 1996, 1995, and 1994, respectively.

The following is a breakdown of the taxable percentage of WRIT's dividends for 1996, 1995 and 1994, respectively:

                                 Ordinary Income             Return of Capital
                                 ---------------------------------------------

             1996                       91%                         9%
             1995                       89%                        11%
             1994                       91%                         9%

NOTE H: SHARE OPTIONS
WRIT maintains a Share Option Plan (the "Plan"), which includes qualified and non-qualified options. As of December 31, 1996, 1.3 million shares may be awarded to eligible employees. Under the Plan, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Options may be granted under the Plan at any time prior to June 25, 2001. Activity under the plan is summarized below:

                                            1996                          1995                         1994
                                ------------------------      -----------------------       -----------------------
                                                Wtd Avg                      Wtd Avg                       Wtd Avg
                                    Shares      Ex Price          Shares     Ex Price          Shares      Ex Price
                                ------------------------      ---------- ------------       ----------- -----------
Outstanding at January 1              320,000    $14.003         265,000      $13.983          237,000      $12.868
Granted                                96,000     16.150          64,000       14.625           67,000       16.905
Exercised                            (51,000)     12.536         (9,000)        8.090         (15,000)       11.392
Expired                                 -         -                -           -              (24,000)       16.891
Outstanding at December 31            364,000     14.776         320,000       14.003          265,000       13.983
Exercisable at December 31            216,000     14.449         201,000       13.760          161,000       13.229
Weighted average fair
  value of options granted                       $ 4.600                      $ 4.170


216,000 of the options outstanding at December 31, 1996 are exercisable at prices between $11.710 and $20.625, with a weighted average exercise price of $14.449 and a weighted average remaining contractual life of 5.72 years. The remaining 148,000 options will be exercisable starting at exercise prices between $12.410 and $16.1875, with a weighted average exercise price of $15.253 and a remaining contractual life of 8.63 years.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996; risk-free interest rates of 6.34 percent for the Plan options, expected dividend yields of 4.29 percent, expected lives of 7 years, and expected volatility of 33 percent.

On June 27, 1990, the then Chairman and Chief Executive Officer was granted non-qualified share options for 150,000 shares at $11.71, the per share market price on that day. These shares were exercisable 20% at date of grant and 20% upon each anniversary over a four year period. Share options of 60,000 in 1991 and 30,000 in 1992 were exercised leaving 60,000 remaining to be exercised. In June 1995, 56,000 of qualified share options granted to WRIT's former Chairman,
B. Franklin Kahn became non-qualified share options, three months after his retirement. These shares are exercisable 10% per year. As of December 31, 1996, 32,000 of these options are exercisable.

On December 19, 1995 the President and Chief Executive Officer of WRIT was granted non-qualified share options for 13,000 shares at $14.625, the per share market price that day. On December 14, 1994, non-qualified share options were granted for 9,000 shares at the June 1, 1994 market price of $19.25. All shares are 50% exercisable after the first anniversary date and 100% exercisable after the second anniversary date. As of December 31, 1996, 10,000 shares are exercisable.

WRIT accounts for shares granted pursuant to its Share Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                      1996              1995
                                                   ----------       ----------
       Net Income:                  As Reported      $27,964          $26,103
                                    Pro Forma         27,522           25,833
       Earnings Per Share:          As Reported        $0.88            $0.88
                                    Pro Forma          $0.87            $0.87

Because the method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

WRIT has computed basic earnings per share. The calculation of primary and fully diluted earnings per share is immaterial and therefore not presented.

NOTE I: PENSION PLAN AND OTHER BENEFIT PLANS

WRIT maintains a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation ("PBO") and the accumulated benefit obligation ("ABO") became equal. WRIT anticipates terminating the plan no later than December 31, 1999. Since there are no further benefit accruals provided under the plan, WRIT has substantially reduced its funding obligation and there will be no further increases in the ABO or PBO. In addition, WRIT holds a Pension and Supplemental Deferred Compensation Plan for its previous Chairman and Chief Executive Officer. Upon retirement, the Plan's ABO and PBO become equal. Benefits under both plans were generally based on years of service and final average pay.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and includes the following components (in thousands).

                                                               1996                 1995                1994
                                                         ---------------       -------------        ------------
          Service cost                                          $ 4                 $ 17                $30
          Interest cost on projected benefit obligation         122                  180                270
          Actual return on plan assets                          (83)                (140)              (105)
          Net amortization and deferral                          54                  (30)              (105)
                                                         ---------------       -------------        ------------
          Net pension expense                                   $97                 $ 27                $ 90
                                                         ===============       =============        ============

The assumed long-term rate of return is 7.00% in 1996 and 8.00% in 1995 and 1994. Plan obligations in excess of amounts permitted under the Tax Equity and Fiscal Responsibility Act of 1982 are accrued as a liability of WRIT and included in total pension cost. The funded status of the plan is as follows (in thousands):

                                                                                1996               1995
                                                                       ----------------- ------------------
Actuarial present value of benefit obligation:
        Accumulated benefit obligation-
               Vested benefits                                                 $1,507             $1,625
               Nonvested benefits                                                 246                 38
                                                                       ================= ==================
                           Total accumulated benefit obligation                $1,753             $1,663
                                                                       ================= ==================

        Projected benefit obligation for service rendered to date              $1,753             $1,663
        Plan assets at fair value                                                 827                673
                                                                                         ------------------
        Projected benefit obligation in excess of plan assets                     926                990
        Unrealized net loss of projected benefit obligation                      (200)               (60)
        Unrealized net transition obligation accrued pension
                liability                                                          (5)               (11)
                                                                       ----------------- ------------------
                           Total accrued pension liability                     $  721             $  919
                                                                       ================= ==================

The plan assets are invested in various life insurance policies and money market accounts.

The liabilities are calculated using an assumed discount rate of 7.00% and 8.00% for December 31, 1996 and 1995, respectively, and an assumed compensation increase of 5% for 1995.

In 1995, annuity contracts were purchased with plan assets for two participants who retired during 1995, one being WRIT's former Chairman and Chief Executive Officer B. Franklin Kahn. The cost of said annuities was $1,593,000 and the reduction in the PBO was $1,632,000.

In 1997, WRIT implemented a Retirement Savings Plan (the "Savings Plan"). It was established so that participants in the savings plan may elect to contribute a portion of their earnings to the Savings Plan and WRIT may, at its discretion, make a voluntary contribution to the Savings Plan.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which will align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives and stock option grants under the Share Option Plans based on performance. The financial incentives to management are earned after WRIT has achieved a minimum prescribed growth. This plan is effective for the 1996 and 1997 years and will be reviewed by the Board of Trustees' Compensation Committee each year.

NOTE J: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure about the fair value of financial instruments. Based on the current interest rate environment and management estimates, the carrying values of the mortgage note payable, mortgage note receivable, and senior subordinated notes approximates their fair values.

NOTE K: RENTALS UNDER OPERATING LEASES

Noncancelable commercial operating leases provide for minimum rental income during each of the next five years of approximately $47.0 million, $39.0 million, $30.4 million, $20.1 million, $13.0 million, and $21.8 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial rentals increase in future years based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $483,000, $496,000, and $428,000 in 1996, 1995 and 1994 respectively.

NOTE L: ENVIRONMENTAL MATTERS

During 1995, WRIT retained the services of an environmental consulting firm to test for asbestos in 29 of its properties built before 1981, in accordance with Occupational Safety and Health Administration standards. In the second quarter of 1996, asbestos containing materials were identified for remediation at 11 properties for an estimated cost of $295,000. As of December 31, 1996 no costs have been incurred on this matter. WRIT estimates these remediations will be completed by the first quarter of 1997.

NOTE M: SUBSEQUENT EVENT

On February 28, 1997, WRIT acquired Ammendale Technology Park I and II, an industrial center located in Beltsville, Maryland for an acquisition cost of $13.5 million. WRIT borrowed $14.0 million from its line of credit for this acquisition at a rate of 6.04% until May 29, 1997 at which time the rate will adjust to LIBOR plus a spread. Interest only is payable monthly, in arrears, on the unpaid principal balance.

              WASHINGTON REAL ESTATE INVESTMENT TRUST              SCHEDULE III
         SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION



                                                                                                   Gross Amounts at which carried at
                                                                                     Net                    December 31, 1996
                                                          Initial Cost (b)       Improvements       --------------------------------
                                                                    Building     (Retirements)                 Buildings
                                                                       and          since                         and
Properties                          Location            Land      Improvements   Acquisition       Land       Improvements
-----------------------------   ----------------   ------------   ------------   -----------   -----------    ------------
Office Buildings
The WRIT Building               Maryland               $222,000     $1,691,000    $3,080,000      $222,000      $4,771,000
1901 Pennsylvania Avenue        Washington, D.C.        892,000      3,481,000     5,291,000       892,000       8,772,000
One Metro Square                Maryland                840,000     10,869,000     6,321,000       840,000      17,190,000
444 North Frederick Avenue      Maryland                813,000      3,818,000     1,338,000       813,000       5,156,000
7700 Leesburg Pike              Virginia              3,669,000      4,000,000     4,312,000     3,669,000       8,312,000
Arlington Financial Center      Virginia              3,000,000      3,293,000       202,000     3,000,000       3,495,000
515 King Street                 Virginia              4,102,000      3,931,000       732,000     4,102,000       4,663,000
The Lexington Building          Maryland              1,180,000      1,263,000       389,000     1,180,000       1,652,000
The Saratoga Building           Maryland              1,464,000      1,554,000       654,000     1,464,000       2,208,000
Brandywine Center               Maryland                718,000        735,000       224,000       718,000         959,000
Tycon Plaza II                  Virginia              3,262,000      7,243,000     1,025,000     3,262,000       8,268,000
Tycon Plaza III                 Virginia              3,255,000      7,794,000       766,000     3,255,000       8,560,000
6110 Executive Boulevard        Maryland              4,621,000     11,895,000     1,191,000     4,621,000      13,086,000
1220 19th Street                Washington, D.C.      7,802,000     11,366,000       110,000     7,802,000      11,476,000
Maryland Trade Center I         Maryland              3,330,000     12,747,000       298,000     3,330,000      13,045,000
Maryland Trade Center II        Maryland              2,826,000      9,487,000        96,000     2,826,000       9,583,000
                                                   ------------   ------------   -----------   -----------    ------------
                                                     41,996,000     95,167,000    26,029,000    41,996,000     121,196,000
                                                   ------------   ------------   -----------   -----------    ------------
Shopping Centers
Concord Centre                  Virginia                413,000        850,000     2,667,000       413,000       3,517,000
Bradlee                         Virginia              4,152,000      5,428,000     3,540,000     4,152,000       8,968,000
Clairmont                       Maryland                155,000        892,000       672,000       155,000       1,564,000
Dover Mart                      Delaware                244,000        464,000       726,000       244,000       1,190,000
Chevy Chase Metro Plaza         Washington, D.C.      1,549,000      4,304,000     2,852,000     1,549,000       7,156,000
Prince William Plaza            Virginia                171,000        820,000       940,000       171,000       1,760,000
Takoma Park                     Maryland                415,000      1,085,000         1,000       415,000       1,086,000
Westminster                     Maryland                553,000      1,889,000     1,776,000       553,000       3,665,000
Wheaton Park                    Maryland                623,000        857,000     1,335,000       623,000       2,192,000
Montgomery Village Center       Maryland             11,624,000      9,105,000       616,000    11,624,000       9,721,000
Shoppes of Foxchase             Virginia              5,838,000      2,980,000       906,000     5,838,000       3,886,000
Frederick County Square (e)     Maryland              6,561,000      6,830,000       227,000     6,561,000       7,057,000
                                                   ------------   ------------   -----------   -----------    ------------
                                                     32,298,000     35,504,000    16,258,000    32,298,000      51,762,000
                                                   ------------   ------------   -----------   -----------    ------------
Apartment Buildings
Country Club Towers             Virginia                299,000      2,561,000     2,392,000       299,000       4,953,000
Munson Hill Towers              Virginia            (a)       -      3,337,000     3,818,000   (a)       -       7,155,000
Park Adams                      Virginia                287,000      1,654,000     2,798,000       287,000       4,452,000
Roosevelt Towers                Virginia                336,000      1,996,000     1,693,000       336,000       3,689,000
3801 Connecticut Avenue         Washington, D.C.        420,000      2,678,000     3,938,000       420,000       6,616,000
The Ashby at McLean             Virginia              4,356,000     17,125,000        65,000     4,356,000      17,190,000
Walker House Apartments         Virginia              2,851,000      7,946,000       144,000     2,851,000       8,090,000
                                                   ------------   ------------   -----------   -----------    ------------
                                                      8,549,000     37,297,000    14,848,000     8,549,000      52,145,000
                                                   ------------   ------------   -----------   -----------    ------------
Industrial Distribution Centers
Pepsi-Cola                      Maryland                760,000      1,792,000     1,560,000       760,000       3,352,000
Capitol Freeway Center          Washington, D.C.        300,000      1,205,000     2,625,000       300,000       3,830,000
Department of Commerce          Virginia                347,000      1,009,000     1,335,000       347,000       2,344,000
Fullerton                       Virginia                950,000      3,317,000       755,000       950,000       4,072,000
Ravensworth Center              Virginia                392,000      1,059,000       355,000       392,000       1,414,000
Shirley I-395 Business Center   Virginia                652,000      1,265,000     1,101,000       652,000       2,366,000
V Street Distribution Center    Washington, D.C.        126,000        317,000       162,000       126,000         479,000
Charleston Business Center      Maryland              2,045,000      2,091,000       130,000     2,045,000       2,221,000
Tech 100 Industrial Park        Maryland              2,086,000      4,744,000        69,000     2,086,000       4,813,000
Crossroads Distribution Center  Maryland                894,000      1,945,000        24,000       894,000       1,969,000
The Alban Business Center       Virginia                878,000      3,298,000             0       878,000       3,298,000
The Earhart Building            Virginia                916,000      4,128,000         1,000       916,000       4,129,000
                                                   ------------   ------------   -----------   -----------    ------------
                                                     10,346,000     26,170,000     8,117,000    10,346,000      34,287,000
                                                   ------------   ------------   -----------   -----------    ------------

    Totals                                          $93,189,000   $194,138,000   $65,252,000   $93,189,000    $259,390,000
                                                   ============   ============   ===========   ===========    ============



                                Gross Amounts
                                   at which
                                  carried at    Accumulated
                                 December 31,   Depreciation
                                     1996            at
                                 ------------   December 31,    Date of       Date of          Net Rentable            Depreciation
Properties                         Total (d)        1996      Construction  Acquisition        Square Feet (f)  Units     Life (c)
-----------------------------    ------------   -----------   -----------   -----------        -----------    ---------  -----------
OFFICE BUILDINGS
The WRIT Building                  $4,993,000    $1,414,000       1965     August     1979         $65,000               31 Years
1901 Pennsylvania Avenue            9,664,000     2,872,000       1960     May        1977          97,000               28 Years
One Metro Square                   18,030,000     5,824,000       1975     August     1979         210,000               41 Years
444 North Frederick Avenue          5,969,000       604,000       1981     October    1989          66,000               50 Years
7700 Leesburg Pike                 11,981,000       583,000       1976     October    1990         145,000               50 Years
Arlington Financial Center          6,495,000       310,000       1963     June       1992          51,000               50 Years
515 King Street                     8,765,000       383,000       1966     July       1992          78,000               50 Years
The Lexington Building              2,832,000        26,000       1970     November   1993          47,000               50 Years
The Saratoga Building               3,672,000       115,000       1977     November   1993          59,000               50 Years
Brandywine Center                   1,677,000        27,000       1969     November   1993          35,000               50 Years
Tycon Plaza II                     11,530,000       413,000       1981     June       1994         131,000               50 Years
Tycon Plaza III                    11,815,000       381,000       1978     June       1994         152,000               50 Years
6110 Executive Boulevard           17,707,000       601,000       1971     January    1995         199,000               30 Years
1220 19th Street                   19,278,000       426,000       1976     November   1995         104,000               30 Years
Maryland Trade Center I            16,375,000       297,000       1981     May        1996         191,000               30 Years
Maryland Trade Center II           12,409,000       206,000       1984     May        1996         159,000               30 Years
                                 ------------   -----------                                    -----------
                                  163,192,000    14,482,000                                      1,789,000
                                 ------------   -----------                                    -----------
SHOPPING CENTERS
Concord Centre                      3,930,000     1,018,000       1960     December   1973          76,000               33 Years
Bradlee                            13,120,000     2,967,000       1955     December   1984         168,000               40 Years
Clairmont                           1,719,000       703,000       1965     December   1976          40,000               39 Years
Dover Mart                          1,434,000       447,000       1960     January    1973          44,000               40 Years
Chevy Chase Metro Plaza             8,705,000     1,212,000       1975     September  1985          51,000               50 Years
Prince William Plaza                1,931,000       686,000       1967     August     1968          55,000               50 Years
Takoma Park                         1,501,000       753,000       1962     July       1963          59,000               50 Years
Westminster                         4,218,000     1,848,000       1969     September  1972         165,000               37 Years
Wheaton Park                        2,815,000       443,000       1967     September  1977          47,000               49 Years
Montgomery Village Center          21,345,000       725,000       1969     December   1992         196,000               50 Years
Shoppes of Foxchase                 9,724,000       167,000       1960     June       1994         128,000               50 Years
Frederick County Square (e)        13,618,000       311,000       1973     August     1995         233,000               30 Years
                                 ------------   -----------                                    -----------
                                   84,060,000    11,280,000                                      1,262,000
                                 ------------   -----------                                    -----------
APARTMENT BUILDINGS
Country Club Towers                 5,252,000     2,584,000       1965     July       1969         276,000       227     35 Years
Munson Hill Towers                  7,155,000     3,503,000       1963     January    1970         340,000       279     33 Years
Park Adams                          4,739,000     1,958,000       1959     January    1969         210,000       200     35 Years
Roosevelt Towers                    4,025,000     1,922,000       1964     May        1965         229,000       191     40 Years
3801 Connecticut Avenue             7,036,000     3,624,000       1951     January    1963         242,000       307     30 Years
The Ashby at McLean                21,546,000       205,000       1982     August     1996         349,000       250     30 Years
Walker House Apartments            10,941,000       221,000       1971     March      1996         148,000       196     30 Years
                                 ------------   -----------                                    -----------    --------
                                   60,694,000    14,017,000                                      1,794,000     1,650
                                 ------------   -----------                                    -----------    --------
INDUSTRIAL DISTRIBUTION CENTER
Pepsi-Cola                          4,112,000       559,000       1971     October    1987          69,000               40 Years
Capitol Freeway Center              4,130,000     1,596,000       1940     July       1974         145,000               25 Years
Department of Commerce              2,691,000     1,533,000       1964     December   1971         105,000               43 Years
Fullerton                           5,022,000       888,000       1980     September  1985         103,000               50 Years
Ravensworth Center                  1,806,000       307,000       1965     December   1986          29,000               40 Years
Shirley I-395 Business Center       3,018,000     1,296,000       1960     September  1961         113,000               40 Years
V Street Distribution Center          605,000       220,000       1960     October    1973          31,000               40 Years
Charleston Business Center          4,266,000       141,000       1973     November   1993          85,000               50 Years
Tech 100 Industrial Park            6,899,000       228,000       1990     May        1995         167,000               30 Years
Crossroads Distribution Center      2,863,000        68,000       1987     December   1995          85,000               30 Years
The Alban Business Center           4,176,000        19,000       1981     October    1996          87,000               30 Years
The Earhart Building                5,045,000         5,000       1987     December   1996          92,000               30 Years
                                 ------------   -----------                                    -----------
                                   44,633,000     6,860,000                                      1,111,000
                                 ------------   -----------                                    -----------

    Totals                       $352,579,000   $46,639,000                                      5,956,000     1,650
                                 ============   ===========                                    ===========    ========


Notes:

   (a) The site of Munson Hill Towers is rented under a lease requiring annual payments of $22,600 until the expiration of the lease in 2060.

   (b) The purchase of real estate investments has been divided between land and buildings and improvements on the basis of valuations by the Trust.

   (c) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

   (d) At December 31, 1996 total land, buildings and improvements are carried at $338,008,000 for federal income tax purposes.

   (e) At December 31, 1996, the only mortgage encumbrance was the $7,590,000 mortgage note payable on Frederick County Square.

   (f) Residential properties are presented in gross square feet

              WASHINGTON REAL ESTATE INVESTMENT TRUST              SCHEDULE III
         SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                 (In thousands)
                                                                       Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994:


                                                                                         Year Ended December 31,

                                                                             1996                 1995                   1994
                                                                   ------------------     ------------------     ------------------
REAL ESTATE ASSETS
------------------
Balance, beginning of period                                                $272,597               $206,378               $170,461

Additions - property acquisitions                                             69,888                 58,746                 30,729
                - improvements                                                11,972                  8,124                  5,787

Deductions - write-off of fully depreciated assets                            (1,878)                  (651)                  (599)
                                                                   ------------------     ------------------     ------------------

Balance, end of period                                                      $352,579               $272,597               $206,378
                                                                   ==================     ==================     ==================

ACCUMULATED DEPRECIATION
------------------------
Balance, beginning of period                                                 $41,021                $36,588                $33,255

Additions - depreciation (a)                                                   7,496                  5,084                  3,933

Deductions - write-off of fully depreciated assets                            (1,878)                  (651)                  (600)
                                                                   ------------------     ------------------     ------------------

Balance, end of period                                                       $46,639                $41,021                $36,588
                                                                   ==================     ==================     ==================


   (a) Total depreciation charged to income in 1996, 1995, and 1994, respectively, consists of the following:

                                                                             1996                 1995                   1994
                                                                   ------------------     ------------------     ------------------

    Depreciation on real estate investments                                   $7,496                 $5,084                 $3,933
    Depreciation on office furniture, fixtures and equipment
      (included in general and administrative expenses)                           66                     48                     45
                                                                   ------------------     ------------------     ------------------

                                                                              $7,562                 $5,132                 $3,978
                                                                   ==================     ==================     ==================

SUPPLEMENTARY INFORMATION:
QUARTERLY FINANCIAL RESULTS (Unaudited)
(In thousands, except per share data)
-----------------------------------------------------------


                                                                            Quarter

    1996                                          First             Second            Third             Fourth
    ----                                          -----             ------            -----             ------

Real estate rental revenue                          $14,681           $15,830           $17,056           $17,974
Net income                                            6,952             7,083             6,848             7,080
Net income per share                                  $0.22             $0.22             $0.22             $0.22

    1995                                          First             Second            Third             Fourth
    ----                                          -----             ------            -----             ------

Real estate rental revenue                          $12,464           $12,828           $13,273           $14,032
Net income                                            6,159             6,198             6,835             6,910
Net income per share                                  $0.22             $0.22             $0.22             $0.22

    1994
    ----

Real estate rental revenue                          $11,312           $10,759           $11,759           $11,681
Net income                                            5,805             5,828             5,847             5,643
Net income per share                                  $0.21             $0.21             $0.21             $0.20

WASHINGTON REAL ESTATE INVESTMENT TRUST
SUPPLEMENTARY INCOME STATEMENT INFORMATION (Unaudited)
FOR THE YEAR ENDED DECEMBER 31, 1996
(In thousands)
-------------------------------------------------------------------------------

Year ended December 31, 1996
         Repairs and maintenance                                         $3,190
         Real estate taxes                                                4,782
         Utilities                                                        5,194

Year ended December 31, 1995
         Repairs and maintenance                                          2,607
         Real estate taxes                                                3,683
         Utilities                                                        3,838

Year ended December 31, 1994
         Repairs and maintenance                                          2,249
         Real estate taxes                                                3,208
         Utilities                                                        3,251