Form 10-Q
period 1997-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1997-05-15
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

      FOR QUARTER ENDED March 31, 1997        COMMISSION FILE NO. 1-6622
                        ---------------                          -------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MARYLAND                                      53-0261100
--------------------------------          -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


            10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
-----------------------------------------------------------------------------
            (Address of principal executive office)     (Zip code)


       Registrant's telephone number, including area code (301) 929-5900
                                                         ---------------

-----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                SHARES OF BENEFICIAL INTEREST  31,827,844
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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                                    INDEX

                                                                         Page
                                                                         -----

Part I:  Financial Information

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


                                       Part I

                                FINANCIAL INFORMATION

The information furnished in the accompanying Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1996 included in the Trust's 1996 Form 10-K Report filed with the Securities and Exchange Commission.

                                    Part I
                         Item I. Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                    (UNAUDITED)
                                                                      MARCH 31,  DECEMBER 31,
                                                                        1997        1996
                                                                    -----------  ------------
Assets
  Real estate at cost...............................................   $370,260     $352,579
  Accumulated depreciation..........................................    (48,935)     (46,639)
                                                                       ---------    --------
                                                                        321,325      305,940
  Mortgage note receivable..........................................        799          799
                                                                       --------     --------
       Total investment in real estate..............................    322,124      306,739
  Cash and temporary investments....................................      1,042        1,676
  Rents and other receivables, net of allowance for doubtful
    accounts of $709 and $534, respectively.........................      3,827        3,429
  Prepaid expenses and other assets.................................      6,530        6,644
                                                                       --------     --------
                                                                       $333,523     $318,488
                                                                       --------     --------
                                                                       --------     --------
Liabilities
  Accounts payable and other liabilities............................   $  4,774     $  5,954
  Tenant security deposits..........................................      2,636        2,523
  Advance rents.....................................................      1,806        1,798
  Mortgage note payable.............................................      7,559        7,590
  Lines of credit payable...........................................     22,000        5,000
  Senior notes payable..............................................    100,000      100,000
                                                                       --------     --------
                                                                        138,775      122,865
                                                                       --------     --------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000 shares
    authorized: 31,828 shares issued and outstanding................        318          318
  Additional paid-in capital........................................    194,430      195,305
                                                                       --------     --------
                                                                        194,478      195,623
                                                                       --------     --------
                                                                       $333,523     $318,488
                                                                       --------     --------
                                                                       --------     --------

               See accompanying notes to financial statements

                 WASHINGTON REAL ESTATE INVESTMENT TRUST

                   CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, except per share amounts)

                                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ---------------------
                                                                             1997        1996
                                                                          ---------   ---------
Real estate rental revenue..............................................   $18,498     $14,681
Real estate expenses....................................................    (6,081)     (4,913)
                                                                           -------     -------
                                                                            12,417       9,768
Depreciation............................................................    (2,295)     (1,528)
                                                                           --------    -------
Income from real estate.................................................    10,122       8,240

Other income............................................................        70         121
Interest expense........................................................    (2,207)       (654)
General and administrative..............................................      (957)       (755)
                                                                           -------     -------
Net Income..............................................................   $ 7,028     $ 6,952
                                                                           -------     -------
                                                                           -------     -------

Per share information based on the weighted average number of shares outstanding

Shares.................................................................     31,822      31,752

Net income..............................................................   $  0.22     $  0.22
                                                                           -------     -------
                                                                           -------     -------
Dividends paid..........................................................   $  0.26     $  0.25
                                                                           -------     -------
                                                                           -------     -------

               See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (In Thousands)

                                                                               (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ----------------------
                                                                             1997         1996
                                                                           ---------    ---------
Cash Flow From Operating Activities
  Net income.............................................................  $  7,028     $  6,952
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation...........................................................     2,295        1,528
  Changes in other assets................................................      (284)        (409)
  Changes in other liabilities...........................................    (1,059)         150
                                                                           --------     --------
     Net cash provided by operating activities...........................     7,980        8,221
                                                                           ---------    --------
Cash Flow From Investing Activities
  Capital improvements to real estate....................................    (3,948)      (1,405)
  Real estate acquisitions, net..........................................   (13,732)     (10,783)
                                                                           --------     --------
     Net cash used in investing activities...............................   (17,680)     (12,188)
                                                                           ---------    --------
Cash Flow From Financing Activities
  Dividends paid.........................................................    (8,275)      (7,938)
  Borrowings--Line of credit.............................................    17,000       11,000
  Principal payments--Mortgage note payable..............................       (31)         (28)
  Share options exercised................................................       372        --
                                                                           --------     --------
     Net cash provided by financing activities...........................     9,066        3,034
                                                                           --------     --------
Net decrease in cash and temporary investments...........................      (634)        (933)
Cash and temporary investments at beginning of year......................     1,676        3,532
                                                                           --------     --------
Cash and temporary investments at end of period..........................  $  1,042     $  2,599
                                                                           --------     --------
                                                                           --------     --------
Supplemental disclosure of cash flow information:
Cash paid during the first three months for interest.....................     3,876     $    615
                                                                           --------     --------
                                                                           --------     --------

               See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (Unaudited)
                               (In Thousands)

                                                                                        ADDITIONAL     SHAREHOLDERS'
                                                               SHARES     PAR VALUE   PAID IN CAPITAL     EQUITY
                                                             ----------  -----------  ---------------  -------------
Balance, December 31, 1996.................................    31,803       $318         $195,305        $195,623
Net income.................................................                                 7,028           7,028
Dividends..................................................                                (8,275)         (8,275)
Share options exercised....................................        25          0              372             372
                                                               ------       ----         --------         -------
Balance, March 31, 1997....................................    31,828       $318         $194,430         $194,748
                                                               ------       ----         --------         --------
                                                               ------       ----         --------         --------

                 See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997 (Unaudited)


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

Accounting Pronouncements

In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. WRIT will adopt this statement's required disclosures in connection with the financial statements issued for the reporting period ended December 31, 1997. The adoption of this statement will have an immaterial impact to WRIT's current disclosures.

During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this statement will have no impact to WRIT's current disclosures.

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

                  WASHINGTON REAL ESTATE INVESTMENT TRUST
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997 (Unaudited)


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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 1997, no such losses have been recorded.

Cash and Temporary Investments

Cash and temporary investments includes cash equivalents with original maturities of 90 days or less.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)


NOTE C: REAL ESTATE INVESTMENTS

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:


                                                         March 31, 1997
                                                         (In Thousands)
                                                         --------------
         Office buildings                                    $164,927
         Shopping centers                                      85,657
         Apartment buildings                                   61,108
         Industrial distribution centers                       58,568
                                                             --------
                                                             $370,260
                                                             --------
                                                             --------


Properties acquired by WRIT during the first quarter of 1997 are as follows:



Acquisition                                                     Rentable     Acquisition Cost
   Date                 Property                    Type       Square Feet    (In Thousands)
-----------      ---------------------------      ---------    -----------   ----------------
 2/28/97         Ammendale Technology Park I      Industrial     167,000         $ 7,847
 2/28/97         Ammendale Technology Park II     Industrial     108,000           5,885
                                                                 -------         -------
                                                                 275,000         $13,732
                                                                 -------         -------
                                                                 -------         -------

NOTE D:  UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 1997, WRIT had an unsecured credit commitment of $25 million, $4 million of which was outstanding with an interest rate of 6.83%. Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

The $25.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of .175% per annum on the amount by which $25.0 million exceeds the balance of outstanding advances and term loans. At March 31, 1997, $21 million of this commitment was unused. This fee is payable monthly. This commitment also contains certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of March 31, 1997.

On July 27, 1995 WRIT renegotiated its other $25.0 million unsecured credit commitment and replaced it with an unsecured credit commitment of $50.0 million from the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property.

As of March 31, 1997, $21 million was outstanding on the $50.0 million credit commitment with rates ranging from 6.04% to 6.29%. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)


This credit agreement provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50.0 million exceeds the balance of outstanding advances and term loans. At March 31, 1997, $32.0 million of this commitment was unused. This fee is payable quarterly in arrears. This commitment also contains an interest coverage ratio covenant and certain other non-financial covenants which WRIT has met as of March 31, 1997.

NOTE E: SENIOR NOTES PAYABLE

On August 8, 1996 WRIT entered into an underwriting agreement to sell $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes bear an effective interest rate of 7.49% for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of March 31, 1997.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATION - Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

WRIT Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the company's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

REAL ESTATE RENTAL REVENUE:

Total revenues for the three months ended March 31, 1997 increased 26% ($3.8 million) to $18.5 million from $14.7 million in the first three months of 1996.

For the first three months of 1997, WRIT's office building had increases of 33.6% in revenues and operating income, over the first three months of 1996. These increases were due primarily to the acquisitions of the Maryland Trade Center I and II office buildings in May 1996, the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania
Avenue and 1220 19th Street office buildings.   Comparing those office
buildings owned by WRIT for the entire first three months of 1996 to their results in the first three months of 1997, revenues and operating income increased 6.5% and 4.8% respectively, over the first three months of 1996. These increases were due primarily to the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and 1220 19th Street office buildings

For the first three months of 1997, WRIT's shopping center revenues remained unchanged and operating income increased 6.7% over the first three months of 1996. Revenues remained unchanged due to rate and occupancy gains for the group offset by reduced CAM recoveries for the group which resulted from decreased utility and snow removal expenses. Operating income increased due to decreased utility and snow removal expenses which were higher in the first quarter of 1996 due to the unusually severe weather. There were no property additions in WRIT's shopping center portfolio in the first three months of 1997 compared to the first three months of 1996.

For the first three months of 1997, WRIT's apartment revenues and operating income increased 46% and 47.6% respectively, over the first three months of 1996. These increases were due primarily to the acquisition of Walker House Apartments in March 1996 and the Ashby in August of 1996. Comparing those apartment buildings owned by WRIT for the entire first three months of 1996 to their results in the first three months of 1997, revenue and operating income increased 2.9% and 7.2% respectively, over the first three months of 1996. The increases in revenues and operating income were due primarily to increased rental rates for the group and decreased utility and snow removal expenses which were higher in the first quarter of 1996 due to the unusually severe weather, offset partially by increased vacancy at Country Club Towers.

For the first three months of 1997, WRIT's industrial distribution center revenues and operating income increased 25.5% and 24.9% respectively, over the first three months of 1996 This was due primarily to the acquisition in October 1996 of the Alban business center and the acquisition in December 1996 of the Earhart Building, partially offset by increased bad debt and leasing commissions. Comparing those industrial distribution centers owned by WRIT for the entire first three months of 1996 to their same results in the first three months of 1997, revenue and operating income decreased
5.8% and 6.3% respectively, from the first three months of 1996.   These
decreases are primarily due to increased bad debt and leasing commissions.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Depreciation expense increased $767,000 to $2.3 million as compared to $1.5 million for the first three months of 1996. This was primarily due to 1996 acquisitions of $69.9 million and 1996 capital and tenant improvement expenditures which totaled $12 million.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS (continued)

Other income decreased as compared to the first three months of 1996 due to decreased investment earnings. This decrease resulted from a lower average balance of cash and temporary investments in the first quarter of 1997 as compared to the first quarter of 1996.

Total interest expense was $2.2 million for the first three months of 1997 as compared to $654,000 for the first three months of 1996. This increase is primarily attributed to the issuance of $100 million in debt securities in August 1996. For the first three months of 1997, senior notes payable interest expense was $1.8 million, lines of credit interest expense was $167,000 attributable to advances for 1996 and 1997 acquisitions and mortgage
interest expense was $171,000.   For the first three months of 1996, lines of
credit interest expense was $481,000 attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense was $173,000.

General and administrative expenses increased $125,000 to $880,000 as compared to $755,000 for the first three months of 1996. The increase for the first three months of 1997 as compared to the first three months of 1996 is primarily attributable to personnel additions in 1996 and incentive compensation charged to operations in the first quarter of 1997 but not charged to operations in the first quarter of 1996. General and administrative expenses as a percentage of revenue decreased to 4.75% in the first three months of 1997 from 5.14% in the first three months of 1996.

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

On March 12, 1997, WRIT filed a shelf registration statement with the Securities and Exchange Commission which registers up to $200 million of securities for sale at WRIT's option. The securities to be sold may be any combination of common shares, debt, preferred stock or common share warrants. Any issuance of preferred shares would require the prior approval of the Board of Trustees and a majority of the shareholders. The shelf registration statement effectively pre-files a registration statement for securities thereby shortening the time required to get to market when a decision to raise capital is made. The registration statement is effective for an unlimited period as long as WRIT continues to meet certain Securities and Exchange Commission reporting requirements.

WRIT has line of credit commitments in place from commercial banks for up to $75.0 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31,1997, WRIT had outstanding under its lines of credit $22 million in advances with an average interest rate of 6.16%, and $53 million available
for future advances.   These advances were used for the acquisition of the
Ammendale Technology Park I and II and capital improvements and major renovations to WRIT's various properties. The $22 million in advances have maturities ranging from May 25, 1997 until September 25, 1997. WRIT intends to renew these advances at the then current market rate.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY(continued)

Cash flow from operating activities totaled $8.0 million for the first three months of 1997, as a result of net income of $7.0 million, depreciation of $2.3 million, decreases in other assets of $284,000 and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $1.1 million. The majority of the decrease in cash flow from operating activities was due to the decrease in accounts payable resulting from the semi-annual interest payment on the senior notes, offset partially by increased depreciation resulting from a larger portfolio.

Net cash used in investing activities for the first three months of 1997 was $17.6 million including property acquisitions of $13.7 million and capital improvements to real estate of $3.9 million

Net cash provided by financing activities for the first three months of 1997 was $9.1 million, including line of credit borrowings of $17 million and proceeds from share options exercised of $372,000, offset by principal repayments of $31,000 on the mortgage note payable and $8.3 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of March 31, 1997, WRIT Limited Partnership has acquired 10 properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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


                             WASHINGTON REAL ESTATE INVESTMENT TRUST


                                       //Larry E. Finger//
                             ---------------------------------------
                             Larry E. Finger,
                             Senior Vice President Finance
                             and Chief Financial Officer



                                       //Laura M. Franklin//
                             ---------------------------------------
                             Laura M. Franklin,
                             Vice President Finance
                             and Chief Accounting Officer



Date: May 15, 1997