Form 10-Q/A
period 1997-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1997-07-25
CIK 104894

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

As of March 31, 1997, $18 million was outstanding on the $50.0 million credit commitment with rates ranging from 6.04% to 6.29%. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997, and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio.

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

General and administrative expenses increased $202,000 to $957,000 as compared to $755,000 for the first three months of 1996. The increase for the first three months of 1997 as compared to the first three months of 1996 is primarily attributable to personnel additions in 1996 and incentive compensation charged to operations in the first quarter of 1997 but not charged to operations in the first quarter of 1996.

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