Form 10-Q
period 1997-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1997-08-13
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED June 30, 1997 COMMISSION FILE NO. 1-6622

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

               MARYLAND                                     53-0261100
(State or other jurisdiction of incorporation     (IRS Employer Identification
          or organization)                                    Number)


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

                    SHARES OF BENEFICIAL INTEREST 31,827,844
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES X        NO

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                     INDEX

                                                                          PAGE
                                                                         ------
Part I:  Financial Information

              Item l  Financial Statements
                      Consolidated Balance Sheets                           3
                      Consolidated Statements of Income                     4
                      Consolidated Statements of Cash Flows                 5
                      Consolidated Statement of Changes in Shareholders'    6
                        Equity
                      Consolidated Notes to Financial Statements            7

              Item 2  Management's Discussion and Analysis                 11


Part II: Other Information

              Item l  Legal Proceedings                                    15

              Item 2  Changes in Securities                                15

              Item 3  Defaults upon Senior Securities                      15

              Item 4  Submission of Matters to a Vote of Security Holders  15

              Item 5  Other Information                                    15

              Item 6  Exhibits and Reports on Form 8-K                     15

              Signatures                                                   16




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

                                     PART I
                          ITEM I. FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)



                                                                   (Unaudited)
                                                                     June 30,   December 31,
                                                                      1997         1996
                                                                   -----------  -----------
Assets
  Real estate at cost............................................    $372,962     $352,579
  Accumulated depreciation.......................................     (51,377)     (46,639)
                                                                     --------     --------
                                                                      321,585      305,940
  Mortgage note receivable.......................................         797          799
                                                                     --------     --------
      Total investment in real estate............................     322,382      306,739

  Cash and temporary investments.................................       1,897        1,676
  Rents and other receivables, net of allowance for doubtful
    accounts of $834 and $534, respectively......................       4,320        3,429
  Prepaid expenses and other assets..............................       6,219        6,644
                                                                     --------     --------
                                                                     $334,818     $318,488
                                                                     --------     --------
                                                                     --------     --------
Liabilities
  Accounts payable and other liabilities.........................    $  6,536     $  5,954
  Tenant security deposits.......................................       2,738        2,523
  Advance rents..................................................       1,723        1,798
  Mortgage note payable..........................................       7,527        7,590
  Lines of credit payable........................................      23,000        5,000
  Senior notes payable...........................................     100,000      100,000
                                                                     --------     --------
                                                                      141,524      122,865
                                                                     --------     --------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 31,827,844 shares issued and
    outstanding..................................................         318          318
  Additional paid-in capital.....................................     192,976      195,305
                                                                     ---------    --------
                                                                      193,294      195,623
                                                                     --------     --------
                                                                      334,818      318,488
                                                                     --------     --------
                                                                     --------     --------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                    (Unaudited)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                 June 30,
                                            ------------------------  ---------------------
                                               1997         1996         1997         1996
                                            -----------  -----------  -----------  -----------
Real estate rental revenue................    $ 19,104     $ 15,830      $ 37,602     $ 30,511
Real estate expenses......................      (6,185)      (5,153)      (12,132)     (10,009)
                                              ---------    ---------      --------     --------
                                                12,919       10,677        25,470       20,502
Depreciation and amortization.............      (2,557)      (1,809)       (4,987)      (3,394)
                                              ---------     --------      --------     --------
Income from real estate...................      10,362        8,869        20,483       17,108

Other income..............................         157          113           227          234
Interest expense..........................      (2,379)        (989)       (4,586)      (1,643)
General and administrative................      (1,000)        (910)       (1,956)      (1,664)
                                              ---------      -------      --------     --------
Net Income................................    $  7,140       $ 7,083       $14,168      $14,035
                                              ---------      --------     --------      -------
                                              ---------      --------     --------      -------

Per share information based on the
  weighted average number of shares
  outstanding

  Shares..................................   31,827,844   31,751,734   31,824,782   31,751,734

  Net income..............................  $      0.22  $      0.22  $      0.45  $      0.44
                                            -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------
  Dividends paid..........................  $      0.27  $      0.26  $      0.53  $      0.51
                                            -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          (Unaudited)
                                                                       Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                         1997         1996
                                                                     -----------   -----------
Cash Flow From Operating Activities
  Net income.......................................................   $ 14,168       $ 14,035
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization....................................      4,987          3,394
  Changes in other assets..........................................       (714)          (156)
  Changes in other liabilities.....................................        722          1,429
                                                                      --------       --------
    Net cash provided by operating activities......................     19,163         18,702
                                                                      --------       --------
Cash Flow From Investing Activities
  Capital Improvements to real estate..............................     (6,650)        (4,286)
  Real estate acquisitions, net....................................    (13,732)       (39,186)
                                                                      --------       --------
    Net cash used in investing activities..........................    (20,382)       (43,472)
                                                                      --------       --------

Cash Flow From Financing Activities
  Dividends paid...................................................    (16,869)       (16,193)
  Borrowings -Line of credit.......................................     18,000         39,000
  Principal payments -Mortgage note payable........................        (63)           (57)
  Share options exercised..........................................        372             --
                                                                      --------       --------
    Net cash provided by financing activities......................     1,440          22,750

Net increase (decrease) in cash and temporary investments..........       221          (2,020)
Cash and temporary investments at beginning of year................     1,676           3,532
                                                                      --------       --------
Cash and temporary investments at end of period....................     1,897          1,512
                                                                      --------       --------
                                                                      --------       --------
Supplemental disclosure of cash flow information:
Cash paid during the first six months for interest.................     4,409          1,465
                                                                      --------       --------
                                                                      --------       --------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)
                    (In Thousands, except per share amounts)

                                                                                     Additional
                                                                                      Paid in      Shareholders'
                                                        Shares        Par Value       Capital          Equity
                                                     -------------  -------------  --------------  --------------
Balance, December 31, 1996.........................     31,802,975  $        318      $  195,305     $  195,623
Net income.........................................                                       14,168         14,168
Dividends..........................................                                      (16,869)       (16,869)
Share Options Exercised............................         24,869             0             372            372
                                                     -------------  -------------     ----------     -----------
Balance, June 30, 1997.............................     31,827,844  $        318      $  192,976     $  193,294
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------






















                 See accompanying notes to financial statements

                WASHINGTON REAL ESTATE INVESTMENT TRUST
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1997 (Unaudited)

NOTE A: NATURE OF BUSINESS

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region.

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

In 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT currently owns 99.9% of the partnership interest. WRIT Limited Partnership's financial statements are being consolidated with WRIT's financial statements. All significant intercompany balances and transactions have been eliminated. Minority Interests are included in other income and accounts payable and other liabilities on the accompanying consolidated statements.

New Accounting Pronouncements

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 (Unaudited)

In June, 1997, FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Other Related Information" ("FAS 131"). FAS 131 requires public companies to report financial information about operating segments. WRIT will adopt this statement's required disclosures in connection with the statements issued for the reporting period ended December 31, 1997. In its financial statements for the period ended December 31, 1997. WRIT will be required to disclose certain operating information for each of its four property types: Office Buildings, Shopping Centers, Apartment Buildings and Industrial Distribution Centers.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 1997, no such losses have been recorded.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 (Unaudited)

NOTE C: REAL ESTATE INVESTMENTS

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                             June 30, 1997
                                                             (In Thousands)
                                                             --------------
  Office buildings.........................................    $  165,958
  Shopping centers.........................................        86,293
  Apartment buildings......................................        61,905
  Industrial distribution centers..........................        58,806
                                                               -------------
                                                               $  372,962
                                                             --------------
                                                             --------------

    Properties acquired by WRIT during the first half of 1997 are as follows:




Acquisition                                                          Rentable    Acquisition Cost
   Date                       Property                     Type     Square Feet  (In Thousands)
-----------  ------------------------------------------  ---------  -----------  -----------------
   2/28/97   Ammendale Technology Park I                 Industrial    167,000     $   7,847
   2/28/97   Ammendale Technology Park II                Industrial    108,000         5,885
                                                                    -----------  -----------------
                                                                       275,000     $  13,732
                                                                    -----------  -----------------
                                                                    -----------  -----------------



NOTE D: UNSECURED LINES OF CREDIT PAYABLE


As of June 30, 1997, WRIT had an unsecured credit commitment of $25 million, $4 million of which was outstanding with an interest rate of 6.83%. Interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

The $25.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of .175% per annum on the amount by which $25.0 million exceeds the balance of outstanding advances and term loans. At June
30, 1997, $21 million of this commitment was unused. This fee is payable quarterly. This commitment also contains certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of June 30, 1997.

As of June 30, 1997, WRIT had an unsecured credit commitment of $50 million, $19 million of which was outstanding with interest rates ranging from 6.19% to 6.29%. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1997 (see Note F: Subsequent Events), and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's interest coverage ratio.

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 (Unaudited)

This credit agreement provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 27, 1996 and prior to July 25, 1997. The principal amount of each term loan, if any, shall be repaid on July 27, 1999. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum on the amount by which $50.0 million exceeds the balance of outstanding advances and term loans (see Note
F: Subsequent Events). At June 30, 1997, $31.0 million of this commitment was unused. This fee is payable quarterly in arrears. This commitment also contains an interest coverage ratio covenant and certain other non-financial covenants which WRIT has met as of June 30, 1997.

NOTE E: SENIOR NOTES PAYABLE

On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes bear an effective interest rate of 7.49% for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of June 30, 1997.

NOTE F: SUBSEQUENT EVENTS

On July 25, 1997 WRIT's $50 million unsecured credit commitment expired and was replaced by a $50 million unsecured credit commitment by the same bank and a participating bank for the express purpose of purchasing income-producing property and to make capital improvements to real property. Interest only is payable monthly, in arrears, on the unpaid principal balance. All unpaid interest and principal are due July 25, 1998, and can be prepaid prior to this date without any prepayment fee. WRIT has the option to extend this agreement until July 25, 1999. All new advances shall bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. This credit agreement provides the option to WRIT to convert any advances or portions thereof into a term loan at any time after January 25, 1998 and prior to July 25, 1998 or July 25, 1999, if extended. The principal amount of each term loan, if any, shall be repaid on July 25, 2001. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50 million credit commitment requires WRIT to pay the lender an unused commitment fee based on WRIT's credit rating on its publicly issued debt. Based on WRIT's current rating, this fee is .175% per annum on the amount by which $50 million exceeds the balance of outstanding advances and term loans. This fee is payable quarterly. This commitment also contains certain non-financial covenants and financial covenants related to debt, net worth, and cash flow.

On August 1, 1997 WRIT sold 3.75 million shares of beneficial interest to the public for $61.1 million. WRIT granted the underwriters a 30-day option to purchase up to an additional 562,500 shares to cover over-allotments, if any. WRIT's expenses are expected to be approximately $190,000 and thus the net proceeds from this underwriting are estimated at $60.9 million ($70 million if the Underwriters' over-allotment option is exercised in full). In August, $19 million of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit. The balance of the net proceeds may be used to acquire and/or renovate, expand or improve income-producing properties or to repay other indebtedness drawn under the lines of credit.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include general economic conditions, local real estate conditions, the performance of properties that the Company has acquired or may acquire and other risks, detailed from time to time in the Company's past and future SEC reports.

REAL ESTATE RENTAL REVENUE: Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

Total revenues for the second quarter 1997 increased 20.7% ($3.3 million) to $19.1 million from $15.8 million in the second quarter of 1996.

For the second quarter of 1997, WRIT's office buildings had increases of 19.1% in revenues and 19.9% in operating income, over the second quarter of 1996. These increases were due primarily to the acquisitions of the Maryland Trade Center I and II office buildings in May 1996, the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and the 51 Monroe Street office buildings. Comparing those office buildings owned by WRIT for the entire second quarter of 1996 to their results in the second quarter of 1997, revenues and operating income increased 7.5% and 8.5% respectively, over the second quarter of 1996. These increases were due primarily to the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and the 51 Monroe Street office buildings.

For the second quarter of 1997, WRIT's shopping center revenues increased 6.0% and operating income increased 7.4% over the second quarter of 1996. Revenues increased due primarily to rate and occupancy gains for the group. Operating income increased due to increased revenues, offset partially by increased operating expenses. There were no property additions in WRIT's shopping center portfolio in the second quarter of 1997 compared to the second quarter of 1996.

For the second quarter of 1997, WRIT's apartment revenues and operating income increased 27.1% and 27.7% respectively, over the second quarter of 1996. These increases were due primarily to the acquisition of Walker House Apartments in March 1996 and the Ashby Apartments in August of 1996. Comparing those apartment buildings owned by WRIT for the entire second quarter of 1996 to their results in the second quarter of 1997, revenue and operating income increased 2.2% and 2.0% respectively, over the second quarter of 1996. The increases in revenues and operating income were due primarily to increased rental rates for the group, offset partially by increased vacancy at 3801 Connecticut Avenue, Country Club Towers and Walker House.

For the second quarter of 1997, WRIT's industrial distribution center revenues and operating income increased 46.4% and 42.5% respectively, over the second quarter of 1996. This was due primarily to the acquisitions in October 1996 of the Alban business center and in December 1996 of the Earhart Building and also the acquisition in March 1997 of Ammendale Technology Park I and II, partially offset by increased bad debt and decreased recoveries. Comparing those industrial distribution centers owned by WRIT for the entire second quarter of 1996 to their same results in the second quarter of 1997, revenue and operating income decreased 3.5% and 4.6% respectively, from the second quarter of 1996. These decreases are primarily due to increased bad debt and decreased recoveries.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE: Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Total revenues for the six months ended June 30, 1997 increased 23.2% ($7.1 million) to $37.6 million from $30.5 million in the first six months of 1996.

For the first six months of 1997, WRIT's office building revenue increased 25.8% and operating income increased 26.6% over the first six months of 1996. These increases were due primarily to the acquisitions of the Maryland Trade Center I and II office buildings in May 1996, the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and the 51 Monroe Street office buildings. Comparing those office buildings owned by WRIT for the entire first six months of 1996 to their results in the first six months of 1997, revenues and operating income increased 7.0% and 7.1% respectively, over the first six months of 1996. These increases were due primarily to the expansion of 7700 Leesburg Pike in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and 51 Monroe Street office buildings

For the first six months of 1997, WRIT's shopping center revenues increased 2.7% and operating income increased 7.3% over the first six months of 1996. Revenues increased due to rate and occupancy gains for the group offset partially by reduced CAM recoveries for the group which resulted from decreased utility and snow removal expenses. Operating income increased due to decreased utility and snow removal expenses which were higher in the first half of 1996 due to the unusually severe weather. There were no property additions in WRIT's shopping center portfolio in the first six months of 1997 compared to the first six months of 1996.

For the first six months of 1997, WRIT's apartment revenues and operating income increased 35.8% and 36.9% respectively, over the first six months of 1996. These increases were due primarily to the acquisition of Walker House Apartments in March 1996 and the Ashby Apartments in August of 1996. Comparing those apartment buildings owned by WRIT for the entire first six months of 1996 to their results in the first six months of 1997, revenue and operating income increased 2.9% and 4.8% respectively, over the first six months of 1996. The increases in revenues and operating income were due primarily to increased rental rates and occupancy for the group and decreased utility and snow removal expenses which were higher in the first half of 1996 due to the unusually severe weather, offset partially by increased vacancy at Country Club Towers.

For the first six months of 1997, WRIT's industrial distribution center revenues and operating income increased 35.9% and 34.3% respectively, over the first six months of 1996. This was due primarily to the acquisitions in October 1996 of the Alban business center and in December 1996 of the Earhart Building and also the acquisition in March 1997 of Ammendale Technology Park I and II, partially offset by increased bad debt and decreased recoveries. Comparing those industrial distribution centers owned by WRIT for the entire first six months of 1996 to their same results in the first six months of 1997, revenue and operating income decreased 4.7% and 5.0% respectively, from the first six months of 1996. These decreases are primarily due to increased bad debt and decreased recoveries.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

Depreciation and amortization expense increased $748,000 to $2.6 million as compared to $1.8 million for the second quarter of 1996. This is primarily due to 1996 acquisitions of $69.9 million, 1996 capital and tenant improvement expenditures which totaled $12 million, 1997 acquisitions of $13.7 million and 1997 year-to-date capital and tenant improvement expenditures which total $6.7 million.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Other income increased as compared to the second quarter of 1996 due to increased investment earnings. This increase resulted from a higher average balance of cash and temporary investments in the second quarter of 1997 as compared to the second quarter of 1996.

Total interest expense was $2.4 million for the second quarter of 1997 as compared to $989,000 for the second quarter of 1996. This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996. For the second quarter of 1997, senior notes payable interest expense was $1.9 million, lines of credit interest expense was $341,000 attributable to advances for 1996 and 1997 acquisitions and mortgage interest expense was $170,000. For the second quarter of 1996, lines of credit interest expense was $816,000 attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense was $173,000.

General and administrative expenses increased $90,000 to $1.0 million as compared to $910,000 for the second quarter of 1996. The increase is primarily attributable to personnel additions in 1996 and 1997, increased incentive compensation, and increased shareholder expenses. For the second quarter of 1997, general and administrative expenses as a percentage of revenue were 5.24% as compared to 5.75% for the second quarter of 1996.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Depreciation and amortization expense increased $1.6 million to $5.0 million as compared to $3.4 million for the the first six months of 1996. This is primarily due to 1996 acquisitions of $69.9 million, 1996 capital and tenant improvement expenditures which totaled $12 million, 1997 acquisitions of $13.7 million and 1997 year-to-date capital and tenant improvement expenditures which total $6.7 million.

Other income remained unchanged in the first six months of 1997 as compared to the first six months of 1996.

Total interest expense was $4.6 million for the first the first six months of 1997 as compared to $1.6 million for the the first six months of 1996. This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996. For the first half of 1997, senior notes payable interest expense was $3.7 million, lines of credit interest expense was $508,000 attributable to advances for 1996 and 1997 acquisitions and capital improvements, and mortgage interest expense was $340,000. For the first half of 1996, lines of credit interest expense was $1.3 million attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense was $346,000.

General and administrative expenses increased $292,000 to $2.0 million as compared to $1.7 million for the first six months of 1996. The increase is primarily attributable to personnel additions in 1996 and 1997, increased incentive compensation, and increased shareholder expenses. For the first six months of 1997, general and administrative expenses as a percentage of revenue were 5.20% as compared to 5.45% for the first half of 1996.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of medium or long-term notes. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and for new acquisitions and capital improvements.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

On March 12, 1997, WRIT filed a shelf registration statement with the Securities and Exchange Commission which registers up to $200 million of securities for sale at WRIT's option (see Note F: Subsequent Events). The securities to be sold may be any combination of common shares, debt, preferred stock or common share warrants. Any issuance of preferred shares would require the prior approval of the Board of Trustees and a majority of the shareholders. The shelf registration statement effectively pre-files a registration statement for securities thereby shortening the time required to commence an offering when a decision to raise capital is made. This registration statement is effective for an unlimited period as long as WRIT continues to meet certain Securities and Exchange Commission reporting requirements.

WRIT has line of credit commitments in place from commercial banks for up to $75.0 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of June 30, 1997, WRIT had outstanding under its lines of credit $23 million in advances with an average interest rate of 6.2%, and $52 million available for future advances. These advances were used for the acquisition of the Ammendale Technology Park I and II and capital improvements and major renovations to WRIT's various properties. The $23 million in advances have maturities ranging from July 25, 1997 until September 26, 1997. The $19 million maturing July 25, 1997 was extended until August 1, 1997 and repaid with the proceeds from the sale of shares of beneficial interest.

Cash flow from operating activities totaled $19.2 million for the first six months of 1997, as a result of net income of $14.2 million, depreciation and amortization of $5.0 million, decreases in other assets of $714,000 and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $722,000. The majority of the increase in cash flow from operating activities was due to a larger property portfolio.

Net cash used in investing activities for the first six months of 1997 was $20.4 million including property acquisitions of $13.7 million and capital improvements to real estate of $6.7 million.

Net cash provided by financing activities for the first six months of 1997 was $1.4 million, including line of credit borrowings of $18 million and proceeds from share options exercised of $372,000, offset by principal repayments of $63,000 on the mortgage note payable and $16.9 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that it has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of June 30, 1997, WRIT Limited Partnership has acquired 10 properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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

                             None

Item 3.                      Defaults Upon Senior Securities

                             None

Item 4.                      Submission of Matters to a Vote of
                             Security Holders


At WRIT's Annual Meeting of the Shareholders on June 25, 1997, the following members were elected to the board of Trustees for a term of three years:

                             Affirmative    Negative
                                Votes         Votes
                             ------------    ---------

Arthur A. Birney............. 27,136,456     479,599

John M. Derrick.............. 27,199,815     416,240


John M. Derrick was elected as a successor Trustee for B. Franklin Kahn, who attained the age of 72 and retired from the Board per the Trust's By-Laws. Trustees whose term of office as a Trustee continued after the meeting were William N. Cafritz, Edmund B. Cronin, Jr., Benjamin H. Dorsey, David M. Osnos, and Stanley P. Snyder.


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


                                 WASHINGTON REAL ESTATE INVESTMENT TRUST


                                                //Larry E. Finger//
                                 ---------------------------------------------
                                 Larry E. Finger,
                                 Senior Vice President Finance
                                 and Chief Financial Officer



                                                //Laura M. Franklin//
                                 ---------------------------------------------
                                 Laura M. Franklin,
                                 Vice President Finance
                                 and Chief Accounting Officer


Date: August 13, 1997