Form 10-Q
period 1997-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1997-11-14
CIK 104894

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.   20549

                                      FORM 10-Q

                                     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED September 30, 1997        COMMISSION FILE NO. 1-6622
                         ------------------                            ------

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                (Exact name of registrant as specified in its charter)


          MARYLAND                                 53-0261100
  (State or other jurisdiction of
incorporation or organization)         (IRS Employer Identification Number)

                10400 CONNECTICUT AVENUE, KENSINGTON, MARYLAND  20895
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                      SHARES OF BENEFICIAL INTEREST  35,577,844



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES     X           NO
                                 ----------         --------

                       WASHINGTON REAL ESTATE INVESTMENT TRUST



                                        INDEX

                                                                            Page

Part I:  Financial Information

         Item l.    Financial Statements
                    Consolidated Balance Sheets                               3
                    Consolidated Statements of Income                         4
                    Consolidated Statements of Cash Flows                     5
                    Consolidated Statement of Changes in Shareholders' Equity 6
                    Notes to Financial Statements                             7

         Item 2.   Management's Discussion and Analysis                      12

Part II: Other Information

          Item l.    Legal Proceedings                                       17

          Item 2.    Changes in Securities                                   17

          Item 3.    Defaults upon Senior Securities                         17

          Item 4.    Submission of Matters to a Vote of Security Holders     17

          Item 5.    Other Information                                       17

          Item 6.    Exhibits and Reports on Form 8-K                        17

          Signatures                                                         18


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

                                     PART I
                          ITEM I. FINANCIAL STATEMENTS
                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       (UNAUDITED)
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Assets
  Real estate at cost...............................................................   $   375,109    $  352,579
  Accumulated depreciation..........................................................       (53,850)      (46,639)
                                                                                      -------------  ------------
                                                                                           321,259       305,940
  Mortgage note receivable..........................................................           796           799
                                                                                      -------------  ------------
  Total investment in real estate...................................................       322,055       306,739
  Cash and temporary investments....................................................        34,178         1,676
  Rents and other receivables, net of allowance for doubtful accounts of $987 and
    $534, respectively..............................................................         3,960         3,429
  Prepaid expenses and other assets.................................................         9,274         6,644
                                                                                      -------------  ------------
                                                                                       $   369,467    $  318,488
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities
  Accounts payable and other liabilities............................................   $     4,945    $    5,954
  Tenant security deposits..........................................................         2,788         2,523
  Advance rents.....................................................................         1,948         1,798
  Mortgage note payable.............................................................         7,494         7,590
  Lines of credit payable...........................................................         --            5,000
  Senior notes payable..............................................................       100,000       100,000
                                                                                      -------------  ------------
                                                                                           117,175       122,865
                                                                                      -------------  ------------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized:
    35,577,844 and 31,802,975 shares issued and outstanding at September 30, 1997
    and December 31, 1996, respectively.............................................           356           318
  Additional paid-in capital........................................................       251,936       195,305
                                                                                      -------------  ------------
                                                                                           252,292       195,623
                                                                                      -------------  ------------
                                                                                       $   369,467    $  318,488
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Real estate rental revenue...............................  $     19,436  $     17,056  $     57,037  $     47,567
Real estate expenses.....................................        (6,432)       (6,062)      (18,563)      (16,071)
                                                           ------------  ------------  ------------  ------------
                                                                 13,004        10,994        38,474        31,496
Depreciation and amortization............................        (2,639)       (2,039)       (7,626)       (5,433)
                                                           ------------  ------------  ------------  ------------
Income from real estate..................................        10,365         8,955        30,848        26,063
Other income.............................................           490           263           717           498
Interest expense.........................................        (2,203)       (1,673)       (6,789)       (3,316)
General and administrative...............................          (988)         (697)       (2,945)       (2,361)
                                                           ------------  ------------  ------------  ------------
Net Income...............................................  $      7,664  $      6,848  $     21,831  $     20,884
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Per share information based on the weighted average
  number of shares outstanding
Shares...................................................    34,314,257    31,751,734    32,663,726    31,751,734
Net income...............................................  $       0.22  $       0.22  $       0.67  $       0.66
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Dividends paid...........................................  $       0.27  $       0.26  $       0.80  $       0.77
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  (UNAUDITED)
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Cash Flow From Operating Activities
  Net income................................................................................  $  21,831  $  20,884
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization.............................................................      7,626      5,433
  Changes in other assets...................................................................     (3,574)    (1,792)
  Changes in other liabilities..............................................................       (594)     1,900
                                                                                              ---------  ---------
  Net cash provided by operating activities.................................................     25,289     26,425
                                                                                              ---------  ---------
Cash Flow From Investing Activities
  Capital improvements to real estate.......................................................     (8,798)    (6,968)
  Real estate acquisitions..................................................................    (13,732)   (60,667)
                                                                                              ---------  ---------
  Net cash used in investing activities.....................................................    (22,530)   (67,635)
                                                                                              ---------  ---------
Cash Flow From Financing Activities
  Dividends paid............................................................................    (26,475)   (24,449)
  Net proceeds from sale of shares of beneficial interest...................................     60,941     --
  Net proceeds from debt offering...........................................................       --       97,648
  Borrowings - Lines of credit..............................................................     18,000     43,000
  Repayments - Lines of credit..............................................................    (23,000)   (67,000)
  Principal payments - Mortgage note payable................................................        (95)       (87)
  Share options exercised...................................................................        372     --
                                                                                              ---------  ---------
  Net cash provided by financing activities.................................................     29,743     49,112
                                                                                              ---------  ---------
  Net increase in cash and temporary investments............................................     32,502      7,902
  Cash and temporary investments at beginning of year.......................................      1,676      3,532
                                                                                              ---------  ---------
  Cash and temporary investments at end of period...........................................  $  34,178  $  11,434
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Supplemental disclosure of cash flow information:
     Cash paid during the first nine months for interest....................................  $   8,422  $   2,506
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          ADDITIONAL
                                                                                             PAID
                                                                                              IN      SHAREHOLDERS'
                                                                  SHARES      PAR VALUE    CAPITAL       EQUITY
                                                               ------------  -----------  ----------  -------------
Balance, December 31, 1996...................................    31,802,975   $     318   $  195,305   $   195,623
Net income...................................................                                 21,831        21,831
Net Proceeds from Sale of Shares.............................     3,750,000          38       60,903        60,941
Dividends....................................................                                (26,475)      (26,475)
Share Options Excercised.....................................        24,869           0          372           372
                                                               ------------       -----   ----------  -------------
Balance, September 30, 1997..................................    35,577,844   $     356   $  251,936   $   252,292
                                                               ------------       -----   ----------  -------------
                                                               ------------       -----   ----------  -------------

                 See accompanying notes to financial statements

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997 (Unaudited)


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

NOTE B: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Trust believes that the disclosures made are adequate to make the information presented not misleading.

In 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT currently owns 99.9% of the partnership interest. WRIT Limited Partnership's financial statements are consolidated with WRIT's financial statements. All significant intercompany balances and transactions have been eliminated. Minority Interests are included in other income (expense) and accounts payable and other liabilities on the accompanying consolidated statements.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. WRIT will adopt this statement's required disclosures in connection with the financial statements issued for the reporting period ended December 31, 1997. The adoption of this statement will have an immaterial impact to WRIT's current disclosures.

During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this statement will have no impact on WRIT's current disclosures.

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997 (Unaudited)


In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and other Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial information about operating segments. WRIT will adopt this statement's required disclosures in connection with the statements issued for the reporting period ended December 31, 1997. In its financial statements for the period ended December 31, 1997, WRIT will disclose certain operating information for each of its four property types:
Office Buildings, Shopping Centers, Apartment Buildings and Industrial Distribution Centers.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three years. WRIT recognizes rental income from its residential and commercial leases when earned and accounts for all rental abatements on a straight-line basis.

Deferred Financing Costs

Costs associated with the issuance of senior subordinated notes are capitalized and are being amortized using the effective interest rate method over the term of the related notes.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 1997, no such losses have been recorded.

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

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997 (Unaudited)


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE C: REAL ESTATE INVESTMENTS

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:


                                             September 30, 1997
                                               (In Thousands)
         Office buildings                          $166,934
         Shopping centers                            86,828
         Apartment buildings                         62,411
         Industrial distribution centers             58,936
                                                   --------
                                                   $375,109
                                                   --------
                                                   --------

Properties acquired by WRIT during the first nine months of 1997 are as follows:


Acquisition                                               Rentable    Acquisition Cost
    Date         Property                     Type       Square Feet    (In Thousands)
-------- ----------------------------       ----------   -----------  ----------------
 2/28/97 Ammendale Technology Park I        Industrial     167,000          $7,847
 2/28/97 Ammendale Technology Park II       Industrial     108,000           5,885
                                                           -------         -------
                                                           275,000         $13,732


NOTE D:  UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 1997, WRIT had an unsecured credit commitment of $25 million. No amounts were outstanding under this credit commitment as of September 30, 1997. Interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under this credit commitment during the nine months ended September 30, 1997 bore interest at the rate of 6.83% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

The $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.175% per annum on the amount by which $25 million exceeds the balance of outstanding advances and term loans. At September 30, 1997, $25 million of this commitment was unused. This fee is payable quarterly. This commitment also contains certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of September 30, 1997.

As of September 30, 1997, WRIT had an unsecured credit commitment of $50 million. No amounts were outstanding under this credit commitment as of

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997 (Unaudited)


September 30, 1997. Interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under this credit commitment during the nine months ended September 30, 1997 bore interest at rates ranging from 6.19% to 6.29% per annum. All unpaid interest and principal are due July 25, 1998, and can be prepaid prior to this date without any prepayment fee. WRIT has the option to extend this agreement until July 25, 1999. All new advances shall bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. This credit agreement provides the option to WRIT to convert any advances or portions thereof into a term loan at any time after January 25, 1998 and prior to July 25, 1998 or July 25, 1999, if extended. The principal amount of each term loan, if any, shall be repaid on July 25, 2001. Such term loan(s) may be prepaid subject to a prepayment fee.

The $50 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.175% per annum on the amount by which $50 million exceeds the balance of outstanding advances and term loans (see Note G:
Subsequent Events). At September 30, 1997, $50 million of this commitment was unused. This fee is payable quarterly in arrears. This commitment also contains an interest coverage ratio covenant and certain other non-financial covenants which WRIT has met as of September 30, 1997.

See Note G: Subsequent Events for borrowings on the credit commitments made and expected to be made subsequent to September 30, 1997.

NOTE E: SENIOR NOTES PAYABLE

On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes bear an effective interest rate of 7.49% for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of September 30, 1997.

NOTE F: SALE OF SHARES OF BENEFICIAL INTEREST

On August 1, 1997 WRIT sold 3.75 million shares of beneficial interest to the public for $61.1 million. WRIT's expenses related to this underwriting were $190,000 and the net proceeds from this underwriting are estimated at $60.9 million. In August 1997 and September 1997, $19 million and $4 million, respectively, of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit. In October and November 1997, the balance of the net proceeds was used to purchase income producing properties (see Note G) and for capital improvements.

                       WASHINGTON REAL ESTATE INVESTMENT TRUST
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997 (Unaudited)


NOTE G: SUBSEQUENT EVENTS

On October 17, 1997 WRIT Limited Partnership, purchased 1600 Wilson Boulevard office building ("1600 Wilson Boulevard") containing 165,286 rentable square feet located in Rosslyn, Virginia from the Boeing Pension Fund, for a contract purchase price of $23.3 million. The contract purchase price was paid from a portion of the proceeds of the August 1, 1997 equity offering.
On the date of acquisition, the Property was 97% leased.


On October 31, 1997 WRIT Limited Partnership, purchased Pickett industrial center ("Pickett") containing 246,108 rentable square feet located in Alexandria, Virginia from OTR, General Partnership, an affiliate of the State Teachers Retirement System of Ohio, for a contract purchase price of $8.2 million. The contract purchase price was paid from a portion of the proceeds of the August 1, 1997 equity offering. On the date of acquisition, Pickett was 85% leased.

On November 12, 1997 WRIT Limited Partnership, purchased Bethesda Hill apartment building ("Bethesda Hill") containing 195 residential units in ten four story buildings located in Bethesda, Maryland from an independent equity fund of the First National Bank of Chicago, for a contract purchase price of $17 million. The contract purchase price was paid out of an advance from WRIT's unsecured line of credit with Crestar bank and its participant, Signet Bank/Virginia ("Crestar"). On the date of acquisition, Bethesda Hill was 98% leased.

WRIT Limited Partnership, is scheduled to purchase Space Center Tysons office building ("Space Center") containing 478,000 rentable square feet located in McLean, Virginia from Space Center Tyson's, Inc., for a contract purchase price of $76 million. The contract purchase price is expected to be paid out of advances from WRIT's unsecured lines of credit with Crestar and the First National Bank of Chicago, and out of an advance from WRIT's unsecured bridge loan with the First National Bank of Chicago. Space Center is currently 100% leased.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although the Trust believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Trust's current expectations include general economic conditions, local real estate conditions, the performance of properties that the Trust has acquired or may acquire and other risks, detailed from time to time in the Trust's past and future SEC reports.

REAL ESTATE RENTAL REVENUE: Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Total revenues for the third quarter 1997 increased 13.5% ($2.3 million) to $19.4 million from $17.1 million in the third quarter of 1996.

For the third quarter of 1997, WRIT's office buildings had increases of 13.1% in revenues and 21.2% in operating income, over the third quarter of 1996. These increases were due primarily to increases in rental rates at Arlington Financial Center office building, the expansion of 7700 Leesburg Pike office building in December 1996 and increases in occupancy at the 1901 Pennsylvania Avenue and the 51 Monroe Street office buildings. There were no property additions in WRIT's office building portfolio in the third quarter of 1997 compared to the third quarter of 1996.

For the third quarter of 1997, WRIT's shopping center revenues were unchanged and operating income decreased 2.2% as compared to the third quarter of 1996. Operating income decreased due to increased common area maintenance expense, increased legal expense and increased bad debt expense at Prince William Plaza and Bradlee shopping centers. There were no property additions in WRIT's shopping center portfolio in the third quarter of 1997 compared to the third quarter of 1996.

For the third quarter of 1997, WRIT's apartment revenues and operating income increased 13.9% and 18.7% respectively, over the third quarter of 1996. These increases were due primarily to the acquisition of the Ashby Apartments in August of 1996. Comparing those apartment buildings owned by WRIT for the entire third quarter of 1996 to their results in the third quarter of 1997, revenue and operating income increased 0.2% and 4.7% respectively, over the third quarter of 1996. The increases in revenues and operating income were due primarily to increased rental rates for the group, offset partially by increased vacancy at Munson Hill Towers and Country Club Towers.

For the third quarter of 1997, WRIT's industrial distribution center revenues and operating income increased 49.5% and 51.9% respectively, over the third quarter of 1996. This was due primarily to the acquisitions in the fourth quarter of 1996 of the Alban business center and the Earhart Building and in March 1997 of Ammendale Technology Park I and II, partially offset by decreased recoveries. Comparing those industrial distribution centers owned by WRIT for the third quarter of 1996 to their same results in the third quarter of 1997, revenue and operating income decreased 9.4% and 9.2% respectively, from the
third quarter of 1996.   These decreases are primarily due to decreased
recoveries and decreased occupancy at Crossroads, 5410 Port Royal and Tech 100 industrial distribution centers offset partially by decreased operating expenses.


REAL ESTATE RENTAL REVENUE: Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Total revenues for the nine months ended September 30, 1997 increased 19.7% ($9.4 million) to $57.0 million from $47.6 million in the first nine months of 1996.

For the first nine months of 1997, WRIT's office building revenue increased 21.1% and operating income increased 24.8% over the first nine months of 1996. These increases were due primarily to the acquisitions of the Maryland Trade Center I and II office buildings in May 1996, the expansion of 7700 Leesburg Pike in December 1996, increases in rental rates at the Arlington Financial Center office building and increases in occupancy at the 1901 Pennsylvania
Avenue and the 51 Monroe Street office buildings.   Comparing those office
buildings owned by WRIT for the entire first nine months of 1996 to their results in the first nine months of 1997, revenues and operating income increased 21.1% and 24.8% respectively, over the first nine months of 1996. These increases were due primarily to the expansion of 7700 Leesburg Pike in December 1996, increased rental rates at the Arlington Financial Center office building, increases in occupancy at the 1901 Pennsylvania Avenue and 51 Monroe Street office buildings and decreased bad debt expense.

For the first nine months of 1997, WRIT's shopping center revenues increased 1.8% and operating income increased 4.1% over the first nine months of 1996. Revenues increased due to rate and occupancy gains for the group offset partially by reduced CAM recoveries for the group which resulted from decreased utility and snow removal expenses. Operating income increased due to decreased utility and snow removal expenses which were higher in the first nine months of 1996 due to the unusually severe weather. There were no property additions in WRIT's shopping center portfolio in the first nine months of 1997 compared to the first nine months of 1996.

For the first nine months of 1997, WRIT's apartment revenues and operating income increased 27.5% and 30.3% respectively, over the first nine months of 1996. These increases were due primarily to the acquisition of Walker House Apartments in March 1996 and the Ashby Apartments in August of 1996. Comparing those apartment buildings owned by WRIT for the entire first nine months of 1996 to their results in the first nine months of 1997, revenue and operating income increased 5.9% and 8.0% respectively, over the first nine months of 1996. The increases in revenues and operating income were due primarily to increased rental rates and occupancy for the group and decreased utility and snow removal expenses which were higher in the nine months of 1996 due to the unusually severe weather, offset partially by increased vacancy at Country Club Towers.

For the first nine months of 1997, WRIT's industrial distribution center revenues and operating income increased 40.3% and 40.1% respectively, over the first nine months of 1996. This was due primarily to the acquisitions in October 1996 of the Alban business center, in December 1996 of the Earhart Building and in March 1997 of Ammendale Technology Park I and II, partially offset by increased bad debt and increased vacancies. Comparing those industrial distribution centers owned by WRIT for the entire first nine months of 1996 to their same results in the first nine months of 1997, revenue and operating income decreased 6.2% and 6.4% respectively, from the first nine months of 1996.

These decreases are primarily due to increased bad debt, decreased recoveries and increased vacancies offset partially by decreased operating expenses.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Depreciation and amortization expense increased $600,000 to $2.6 million as compared to $2.0 million for the third quarter of 1996. This is primarily due to 1996 acquisitions of $69.9 million, 1996 capital and tenant improvement expenditures which totaled $12.0 million, 1997 acquisitions of $13.7 million and 1997 year-to-date capital and tenant improvement expenditures which total $8.8 million.

Other income increased as compared to the third quarter of 1996 due to increased investment earnings. This increase resulted from a higher average balance of cash and temporary investments in the third quarter of 1997 as compared to the third quarter of 1996.

Total interest expense was $2.2 million for the third quarter of 1997 as compared to $1.7 million for the third quarter of 1996. This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996. For the third quarter of 1997, senior notes payable interest expense was $1.9 million, lines of credit interest expense was $163,000 attributable to advances for 1996 and 1997 acquisitions and mortgage interest
expense was $169,000.   For the third quarter of 1996, senior notes payable
interest expense was $1.0 million, lines of credit interest expense was $537,000 attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense was $172,000.

General and administrative expenses increased $0.3 million to $1.0 million as compared to $0.7 million for the third quarter of 1996. The increase is primarily attributable to personnel additions in 1996 and 1997, increased incentive compensation, and increased shareholder expenses. For the third quarter of 1997, general and administrative expenses as a percentage of revenue were 5.09% as compared to 4.09% for the third quarter of 1996.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Depreciation and amortization expense increased $2.2 million to $7.6 million as compared to $5.4 million for the first nine months of 1996. This is primarily due to 1996 acquisitions of $69.9 million, 1996 capital and tenant improvement expenditures which totaled $12.0 million, 1997 acquisitions of $13.7 million and 1997 capital and tenant improvement expenditures which total $8.8 million.

Other income increased in the first nine months of 1997 as compared to the first nine months of 1996. This increase resulted from a higher average balance of cash and temporary investments in the third quarter of 1997 as compared to the third quarter of 1996.

Total interest expense was $6.8 million for the first the first nine months of 1997 as compared to $3.3 million for the the first nine months of 1996.

This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996. For the first nine months of 1997, senior notes payable interest expense was $5.6 million, lines of credit interest expense was $671,000 attributable to advances for 1996 and 1997 acquisitions and
capital improvements, and mortgage interest expense was $509,000.   For the
first nine months of 1996, senior notes payable interest expense was $1.0 million, lines of credit interest expense was $1.8 million attributable to advances for 1995 and 1996 acquisitions and mortgage interest expense was $518,000.

General and administrative expenses increased $0.6 million to $2.9 million as compared to $2.3 million for the first nine months of 1996. The increase is primarily attributable to personnel additions in 1996 and 1997, increased incentive compensation, and increased shareholder expenses. For the first nine months of 1997, general and administrative expenses as a percentage of revenue were 5.17% as compared to 4.96% for the first nine months of 1996.

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

On March 12, 1997, WRIT filed a shelf registration statement with the Securities and Exchange Commission which registered up to $200 million of securities for sale at WRIT's option (see Note F: Sale of Shares of Beneficial Interest). The securities to be sold may be any combination of common shares, debt, preferred stock or common share warrants. Any issuance of preferred shares would require the prior approval of the Board of Trustees and a majority of the shareholders. The shelf registration statement effectively pre-files a registration statement for securities thereby shortening the time required to commence an offering when a decision to raise capital is made. This registration statement is effective for an unlimited period as long as WRIT continues to meet certain Securities and Exchange Commission reporting requirements.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30, 1997, WRIT had no amounts outstanding under its lines of credit.

Cash flow from operating activities totaled $25.3 million for the first nine months of 1997, as a result of net income of $21.8 million, depreciation and amortization of $7.6 million, increases in other assets of $3.6 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $594,000. The majority of the increase in cash flow from operating activities was due to a larger property portfolio.

Net cash used in investing activities for the first nine months of 1997 was $22.5 million including property acquisitions of $13.7 million and capital improvements to real estate of $8.8 million.

Net cash provided by financing activities for the first nine months of 1997 was $29.7 million, including net proceeds from sale of shares of beneficial interest of $60.9 million, line of credit borrowings of $18 million, repayment of line of credit borrowings of $23 million, and proceeds from share options exercised of $372,000, offset by principal repayments of $95,000 on the mortgage note payable and $26.5 million in dividends paid.
                                           15

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that the Trust has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of September 30, 1997, WRIT Limited Partnership has acquired 10 properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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

                         None

     Item 5.             Other Information

                         None

     Item 6.             Exhibits and Reports on Form 8-K

                         (a) Exhibits

                         None

                         (27) Financial Data Schedule

                         (b) Reports on Form 8-K

                         WRIT filed a Current Report on Form 8-K dated October 31, 1997 reporting, pursuant to Item 2, the acquisition of the 1600 Wilson Boulevard office building on October 17, 1997 and providing, pursuant to Item 7, the Audited Historical Summary of Gross Income and Direct Operating Expenses for 1600 Wilson Boulevard office building for the year ended December 31, 1996; the Unaudited Pro Forma Condensed and Consolidated Balance Sheet for the Trust as of June
                         30, 1997; and the Unaudited Pro Forma Condensed and Consolidated Statements of Operations for the Trust for the year ended December 31, 1996 and the six months ended June 30, 1997.

                                      SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON REAL ESTATE INVESTMENT TRUST


                                        /s/ Larry E. Finger
                              ------------------------------------------
                              Larry E. Finger,
                              Senior Vice President Finance
                              and Chief Financial Officer



                                        /s/ Laura M. Franklin
                              ------------------------------------------
                              Laura M. Franklin,
                              Vice President Finance
                              and Chief Accounting Officer



Date: November 14, 1997