Form 10-K405
period 1997-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1998-03-31
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED December 31, 1997 COMMISSION FILE NO. 1-6622
                               -----------------                     ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                                53-0261100
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to this Form 10-K.    X
                                ----

As of February 20, 1998, 35,683,987 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $585,349,000 (based on the closing price of the stock on February 20, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 1998 Notice of Annual Meeting and Proxy Statement.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1997 FORM 10-K ANNUAL REPORT

                                     INDEX


PART I                                                                                                  Page
                                                                                                        ----
                  Item 1.      Business                                                                  3
                  Item 2.      Properties                                                                5
                  Item 3.      Legal Proceedings                                                         9
                  Item 4.      Submission of Matters to a Vote of Security Holders                       9


PART II

                  Item 5.      Market for the Registrant's Common Equity and
                                    Related Stockholder Matters                                         10
                  Item 6.      Selected Financial Data                                                  11
                  Item 7.      Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                           12
                  Item 8.      Financial Statements and Supplementary Data                              16
                  Item 9.      Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                                 16

PART III

                  Item 10.     Directors and Executive Officers of the Registrant                       17
                  Item 11.     Executive Compensation                                                   17
                  Item 12.     Security Ownership of Certain Beneficial Owners and
                                    Management                                                          17
                  Item 13.     Certain Relationships and Related Transactions                           17

 PART IV

                  Item 14.     Exhibits, Financial Statement Schedules and Reports on
                                    Form 8-K                                                            18
                  Signatures                                                                            21

                                     PART I

ITEM 1.           BUSINESS
                  --------

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust ("REIT"). The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region. The Trust has a fundamental strategy of regional focus, diversified property type ownership and conservative financial management.

WRIT has elected to qualify as a REIT under the Internal Revenue Code ("the Code"). Accordingly, WRIT is relieved of Federal income taxes provided that capital gains and at least 95% of its ordinary income are distributed to shareholders in the form of dividends and that it complies with all REIT related aspects of the Code. Over the last five years dividends paid per share have been $1.07 for 1997, $1.03 for 1996, $.99 for 1995, $.92 for 1994 and $.89 for 1993.
The indicated annualized dividend rate for 1998, based upon the March 31, 1998 dividend, is $1.08.

WRIT's geographic focus is based on two basic principles:

1. Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2. Geographic markets deserving of focus must be amongst the nation's best markets with a strong primary industry foundation but be diversified enough to withstand downturns in its primary industry.

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

All of WRIT's Trustees, Officers and employees live and work in the Greater Washington-Baltimore region and WRIT's Officers average over 17 years of experience in this region.

The Greater Washington-Baltimore region is the nation's fourth largest with a population exceeding 7.1 million. Combining the Richmond to Philadelphia areas with the Washington-Baltimore area, the total population is approximately 13 million. The Washington-Baltimore region is ranked first in the U.S. in median household income and percentage of population with education at the undergraduate and postgraduate level.

While the Federal government is the foundation of the region's economy, private sector job growth has resulted in total non-farm employment in the Washington area growing 91% from 1.6 million jobs in 1970, to 13.1 million jobs in 1997, while the percentage of Federal government civilian employment in the region decreased from 21.2% to 11.4%. Since January 1980, seasonally-adjusted unemployment in the Washington area has averaged 4.1% with December 1997 unemployment standing at 3.1%.

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

This region is also the headquarters for several of the largest U.S. and international financial institutions including the World Bank, International Monetary Fund, Inter-American Development Bank, Export-

Import Bank, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corp. (Freddie Mac) and the Student Loan Marketing Association (Sallie Mae).

Other major public companies headquartered in the region include Mobil Oil, MCI, USAirways, Marriott International, Lockheed-Martin, McCormick Spice Co. and Gannett Co. The region is also the second most popular tourist destination in the world. Most importantly, the Mid-Atlantic region is known as a job center, with solid educational opportunities and easy access to leisure time activities.

While the region has clearly diversified beyond the Federal government town of the past, the Federal government is still the foundation of the region's economy. Therefore, it is important to understand how government "cutbacks" have impacted the region.

First, despite a 13.8% decrease in direct Federal civilian employment from 1994 through 1997, the region's unemployment rate never rose above a seasonally adjusted 4.5% and was at 3.1% in December 1997. This is partially due to the strength and diversity of this local economy, and partially due to the fact that accompanying these direct employment decreases were substantial local increases in Federal procurement (purchases of goods and services).

While Federal procurement spending decreased nationally, it became more concentrated and increased in the Greater Washington-Baltimore area because Federal contractors moved closer to their Federal clients in order to better compete for this business. Federal procurement decreased by 3.5% nationally from 1991 to 1997, but increased in the Washington area by over 42.5%.

The Trust currently owns a diversified portfolio consisting of twelve shopping centers, eighteen office buildings, eight apartment buildings and fifteen industrial distribution centers. WRIT's principal objective is to invest in high quality real estate in prime locations and to monitor closely the management of these properties, including active leasing and ongoing capital improvement programs. The percentage of total real estate rental revenue by property group for 1997, 1996 and 1995, and the percent leased as of December 31, 1997 were as follows:

                                                      Real Estate Rental Revenue
         Percent Leased                               --------------------------
       December 31, 1997                              1997       1996      1995
       -----------------                              ----       ----      ----
             96%             Office buildings          45%        44%       41%
             95%             Shopping centers          20%        23%       26%
             97%             Apartment buildings       23%        22%       22%
             93%             Industrial distribution   12%        11%       11%
                                                      ---        ---       ---
                                                      100%       100%      100%
                                                      ===        ===       ===

On a combined basis, WRIT's portfolio was 95% occupied in 1997 and 93% occupied in 1996 and 1995.

Total revenue was $79.4 million for 1997, $65.5 million for 1996 and $52.6 million for 1995. In 1995 through 1997, WRIT acquired six office buildings, one shopping center, three apartment buildings and seven industrial distribution centers for a total of seventeen properties. These acquisitions were the primary reason for the shifting of each group's percentage of total revenue. No single tenant accounted for more than 3.04% of revenue in 1997, 2.39% in 1996 and 2.05% in 1995. Various agencies of the U.S. government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. All Federal government tenants in the aggregate accounted for approximately 5.13% of WRIT's 1997 total revenue. The larger non-Federal government tenants include TJ Maxx, District of Columbia Metropolitan Police Department, Pepsi Cola, Giant Food, Crestar Bank, CVS, George Washington University, Lockheed-Martin, NationsBank, OAO, Montgomery County and Prince George's County, Maryland and also the State of Maryland.

As of December 31, 1997, 7900 Westpark Office building accounted for 16% of total assets based upon book value. No other single property accounted for more than 10% of total assets. No single property accounted for more than 10% of total revenues.

The actual day-to-day property management functions at the properties owned by the Trust are carried out by an independent management company whose only client is WRIT. WRIT closely monitors the activities of this company to assure the highest quality of service and cost effectiveness. No WRIT Trustee or Officer is a director or owns any interest in the management company.

The Trust expects to continue investing in additional income producing property. WRIT invests only in properties which management believes will continue to increase in income and value. WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located. All properties compete for tenants on the basis of location, quality and rental rates.

Historically, WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership in which WRIT currently owns substantially all of the partnership interests. As of December 31, 1997, the WRIT partnership has acquired fourteen properties for cash contributed or loaned by WRIT.

WRIT intends to use the WRIT partnership to offer property owners an opportunity to contribute properties in exchange for WRIT limited partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT limited partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. The terms of the partnership agreement provide that the limited partnership units are entitled to distributions substantially equivalent to the distributions on WRIT shares. A holder of limited partnership units in the WRIT partnership will be entitled to demand that the partnership redeem the holder's units upon 10 business days notice. Upon such demand, WRIT, at its option, may redeem such units for cash or WRIT shares.

WRIT believes that the WRIT partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their value. Major improvements and/or renovations to the properties in 1997 are discussed on page 8.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 39 as of February 20, 1998.

ITEM 2.           PROPERTIES
                  ----------

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 1997. The total number of properties was fifty-three (53) at that date.

As of December 31, 1997, the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to WRIT's financial statements included in this Form 10-K Annual Report.

                             SCHEDULE OF PROPERTIES
                             ----------------------

                                                                                                                  Percent
                                                                      Year          Year        Net Rentable*      Leased
          Properties                          Location              Acquired     Constructed     Square Feet      12/31/97
          ----------                          --------              --------     -----------    -------------     --------
Office Buildings
----------------
The WRIT Building                           Kensington, MD            1979          1965           65,000           100%
1901 Pennsylvania Avenue                    Washington, D.C.          1977          1960           97,000            91%
51 Monroe Street                            Rockville, MD             1979          1975          210,000            95%
444 N. Frederick Avenue                     Gaithersburg, MD          1989          1981           66,000            96%
7700 Leesburg Pike                          Falls Church, VA          1990          1976          145,000            93%
Arlington Financial Center                  Arlington, VA             1992          1963           51,000           100%
515 King Street                             Alexandria, VA            1992          1966           78,000            90%
The Lexington Building                      Rockville, MD             1993          1970           47,000           100%
The Saratoga Building                       Rockville, MD             1993          1977           59,000            96%
Brandywine Center                           Rockville, MD             1993          1969           35,000           100%
Tycon Plaza II                              Vienna, VA                1994          1981          131,000            99%
Tycon Plaza III                             Vienna, VA                1994          1978          152,000            97%
6110 Executive Boulevard                    Rockville, MD             1995          1971          199,000            90%
1220 19th Street                            Washington, D.C.          1995          1976          104,000            95%
Maryland Trade Center I                     Greenbelt, MD             1996          1981          191,000            98%
Maryland Trade Center II                    Greenbelt, MD             1996          1984          159,000           100%
1600 Wilson Boulevard                       Arlington, VA             1997          1973          167,000            96%
7900 Westpark Drive                         McLean, VA                1997        1972/1986       478,000           100%
                                                                                                ---------           ---
                  Subtotal                                                                      2,434,000            96%
                                                                                                =========           ===
Shopping Centers
----------------
Concord Centre                              Springfield, VA           1973          1960           76,000            93%
Bradlee                                     Alexandria, VA            1984          1955          168,000            93%
Clairmont                                   Salisbury, MD             1976          1965           40,000            87%
Dover Mart                                  Dover, DE                 1973          1960           44,000            68%
Chevy Chase Metro Plaza                     Washington, D.C.          1985          1975           51,000           100%
Prince William Plaza                        Woodbridge, VA            1968          1967           55,000            88%
Takoma Park                                 Takoma Park, MD           1963          1962           59,000           100%
Westminster                                 Westminster, MD           1972          1969          165,000            87%
Wheaton Park                                Wheaton, MD               1977          1967           71,000            98%
Montgomery Village Center                   Gaithersburg, MD          1992          1969          196,000            97%
Shoppes of Foxchase                         Alexandria, VA            1994          1960          128,000            99%
Frederick County Square                     Frederick, MD             1995          1973          233,000            99%
                                                                                                ---------           ---
                  Subtotal                                                                      1,286,000            95%
                                                                                                =========           ===
Apartment Buildings/# units
---------------------------
Country Club Towers/227                     Arlington, VA             1969          1965          276,000            92%
Munson Hill Towers/279                      Falls Church, VA          1970          1963          340,000            97%
Park Adams/200                              Arlington, VA             1969          1959          210,000            97%
Roosevelt Towers/191                        Falls Church, VA          1965          1964          229,000            97%
3801 Connecticut Avenue/307                 Washington, D.C.          1963          1951          242,000            98%
The Ashby at McLean/250                     McLean, VA                1996          1982          349,000            98%
Walker House Apartments/196                 Gaithersburg, MD          1996          1971          148,000            97%
Bethesda Hills Apartments/195               Bethesda, MD              1997          1986          226,000            97%
                                                                                                ---------           ---
                  Subtotal (1,845 units)                                                        2,020,000            97%
                                                                                                =========           ===

Industrial Distribution Centers
-------------------------------
Pepsi-Cola Distribution Center              Forestville, MD           1987          1971           69,000           100%
Capitol Freeway Center                      Washington, D.C.          1974          1940          145,000           100%
Department of Commence                      Springfield, VA           1971          1964          105,000           100%
Fullerton Business Center                   Springfield, VA           1985          1980          103,000            95%
Ravensworth Center                          Springfield, VA           1986          1965           29,000            62%
Shirley-I-395 Business Center               Arlington, VA          1961/1986        1960          113,000            95%
V Street Distribution Center                Washington, D.C.          1973          1960           31,000           100%
Charleston Business Center                  Rockville, MD             1993          1973           85,000            95%
Tech 100 Industrial Park                    Elk Ridge, MD             1995          1990          167,000           100%
Crossroads Distribution Center              Elk Ridge, MD             1995          1987           85,000            71%
The Alban Business Center                   Springfield, VA           1996        1981/1982        87,000           100%
The Earhart Building                        Chantilly, VA             1996          1987           92,000           100%
Ammendale Technology Park I                 Beltsville, MD            1997          1985          167,000            91%
Ammendale Technology Park II                Beltsville, MD            1997          1986          108,000            97%
Pickett Industrial Park                     Alexandria, VA            1997          1973          246,000            85%
                                                                                                ---------           ---
                  Subtotal                                                                      1,632,000            93%
                                                                                                =========           ===
                  TOTAL                                                                         7,372,000
                                                                                                =========

*Apartment buildings are presented in gross square feet

OFFICE BUILDINGS
----------------

WRIT's office building sector was WRIT's strongest performer during 1997 with operating income in the core group of office buildings (excluding 1996 and 1997 acquisitions) increasing 11%. This increase was a result of significant occupancy gains and strong rental rate growth throughout the sector. WRIT's office markets continue to tighten and while there is a substantial amount of office development underway in the market, management anticipates that this sector will continue to be the strong sector for WRIT in 1998.

During 1997, WRIT's office building revenues and operating income increased by 25% and 30% respectively over 1996. These increases were primarily due to 1996 acquisitions (Maryland Trade Centers I & II) and 1997 acquisitions (1600 Wilson Boulevard & 7900 Westpark Drive) combining with the 11% core group operating income increase described above.

Economic occupancy rates for the core group of office buildings averaged 93% in 1997 compared to 90% in 1996. 1901 Pennsylvania Avenue, which underwent a significant renovation in 1996 and 1997, averaged 89% economic occupancy in 1997 compared to 75% in 1996 and 57% in 1995.

Rental rate increases of 4% for the sector were the result of increases at nearly all of the properties. During 1997, WRIT executed office leases for 572,000 square feet of office space at an average face rent increase of 10% on a non-straight line basis. The current average market rate for 357,000 square feet of office space leases expiring during 1998 exceed the average expiring lease rates by over 11% ($2.00 per square foot) on a non-straight line basis.

Further details about the performance of the office building sector in 1996 and 1997 are provided in Management's Discussion and Analysis commencing on page 12.

INDUSTRIAL DISTRIBUTION CENTERS
-------------------------------

During 1997, WRIT's industrial distribution center revenues and operating income both increased by 43% over 1996. These increases were primarily due to 1996 acquisitions (Alban Business Center and the Earhart Building) and 1997 acquisitions (Ammendale Technology Park I & II and the Pickett Industrial Park).

Operating income in WRIT's core group of industrial distribution centers (excluding 1996 and 1997 acquisitions) decreased 5%. Occupancy rates for the core group of industrial distribution centers averaged 95% in 1997 compared to 98% in 1996 and rental rates decreased 0.3% in 1997.

Further details about the performance of the industrial distribution center sector in 1996 and 1997 are provided in Management's Discussion and Analysis commencing on page 12.

SHOPPING CENTERS
----------------

During 1997, WRIT's shopping center revenues and operating income increased by 2% and 4%, respectively, over 1996. These increases were primarily due to occupancy gains and rental rate growth throughout the sector, partially offset by increased bad debts.

Economic occupancy rates for the shopping center sector averaged 93% in 1997 compared to 91% in 1996. This significant occupancy gain was primarily the result of the 1997 releasing of the vacancies caused by the bankruptcies of Evans Jewelers & Distributors, SoFro Fabrics and F&M Drugs.

Shopping center rental rates increased 4% in 1997 over 1996 as a result of WRIT executing leases for 282,000 square feet of space at an average rental rate increase of over 22%. This increase was the result of increases throughout the sector, the most significant being the 9% rental rate increase at Frederick County Square.

In 1996 and 1997, WRIT capitalized on three opportunities at Frederick County Square. Through bankruptcies and aggressive negotiations, WRIT recaptured over 45,000 square feet of space which had been subject to long term leases with little or no rental rate growth. These leases were producing a total of approximately $219,000 in annual rent. After recapture and reletting, these spaces now produce over $629,000 in annual rent. This represents a 53% increase in rent on these spaces and a 14% annualized rent increase at the center.

Further details about the performance of the Shopping Center Sector in 1996 and 1997 are provided in Management's Discussion and Analysis commencing on page 12.

APARTMENTS
----------

During 1997, WRIT's apartment revenues and operating income increased by 23% and 26% respectively over 1996. These increases were primarily due to increased rental rates throughout the sector combining with the 1996 acquisitions of Walker House Apartments and The Ashby at McLean and the 1997 acquisition of Bethesda Hill Apartments.

WRIT's apartment sector continued its four year run of steady growth in core group operating income (excluding Walker House Apartments and The Ashby at McLean acquired in 1996 and Bethesda Hill Apartments acquired in 1997) with an increase of 4%.

This increase was the result of continued high occupancy levels combined with 2% rental rate increases throughout the group. Economic occupancy rates for the core group of apartments (excluding Walker House Apartments and The Ashby at McLean acquired in 1996 and Bethesda Hill Apartments acquired in 1997) averaged 96% in 1997 and 1996.

Further details about the performance of the Apartment Sector in 1996 and 1997 are provided in Management's Discussion and Analysis commencing on page 12.

PROPERTY EXPANSIONS & MAJOR RENOVATIONS
---------------------------------------

WHEATON PARK SHOPPING CENTER
----------------------------

In 1997, WRIT completed construction of a 26,000 square foot addition to this Shopping Center. The addition was 98% leased at year end to tenants including Hollywood Video and Crown Books.

51 MONROE STREET
----------------

This property underwent major renovations from 1995 through 1997 including new elevator controls and HVAC equipment, new energy management, fire alarm and sprinkler systems, as well as major renovations to the main lobby and common areas. Economic occupancy of this property averaged 93% in 1997 as compared to averages of 83% in 1996 and 85% in 1995.

BRADLEE SHOPPING CENTER
-----------------------

This property is expected to undergo a major renovation commencing in 1998. This renovation coincides with the expiration and expected releasing of the space formerly occupied by GC Murphy and the conversion of the free standing Roy Rogers restaurant to a newly constructed McDonalds. WRIT anticipates substantial increases in rents from these two spaces and also believes that the result of the renovation and these transactions will increase traffic and rents on renewals and turnover.

7900 WESTPARK DRIVE
-------------------

In 1998, WRIT expects to commence construction of a 49,000 square foot office space addition to its recently acquired office building located at 7900 Westpark Drive in McLean, Virginia. This addition will be constructed on the top of the existing structured parking deck, similar to the Trust's 1996 addition at 7700 Leesburg Pike. Similar to the 7700 Leesburg Pike addition, the Westpark Drive addition is likely to be 100% preleased.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  ---------------------------------------------
                  RELATED STOCKHOLDER MATTERS
                  ---------------------------

The Trust's shares have been traded on the American Stock Exchange since 1971, and there are approximately 37,000 shareholders. The Trust's shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for the Trust's shares for 1997 and 1996, by quarter, and the amount of dividends paid by the Trust are as follows:

                                                     Quarterly Share Price Range
                                                     ---------------------------
                                  Dividends
           Quarter                Per Share              High             Low
           -------                ---------              ----             ---
           1997
                    4               $.27                $17 1/4         $15 1/2
                    3                .27                 18 1/2          15 3/4
                    2                .27                 18 5/8          16 1/4
                    1                .26                 19 5/8          16 7/8

           1996
                    4               $.26                $17 1/2          $15 1/2
                    3                .26                 16 3/4           15 1/4
                    2                .26                 16 3/4           15 1/4
                    1                .25                 17               15 1/4


The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities. The 1998 indicated annual dividend rate is $1.08 based on the annualization of the March 31, 1998 dividend.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

                                               1997         1996          1995           1994       1993
                                               ----         ----          ----           ----       ----
                                                           (in thousands, except per share data)
Real estate rental revenue                   $79,429      $65,541       $52,597        $45,511     $39,375

Income before gain on sale of real estate     30,136       27,964        26,103         23,122      22,506

Gain on sale of real estate                        -            -             -              -         741

Net income                                    30,136       27,964        26,103         23,122      23,247

Net income per share before gain on sale of     0.90         0.88          0.88           0.82        0.80
           real estate

Basic earnings per share                        0.90         0.88          0.88           0.82        0.82

Total assets                                 468,571      318,488       241,784        178,806     162,011

Lines of credit payable                       95,250        5,000        28,000         18,000           -

Mortgage note payable                          7,461        7,590         7,706              -           -

Senior notes payable                         100,000      100,000             -              -           -

Shareholders' equity                         252,088      195,623       199,735        154,659     157,348

Cash dividends paid                           36,108       32,718        29,712         25,981      24,380

Distribution of gain on sale of real estate        -            -             -              -         741

Cash dividends paid per share                   1.07         1.03          0.99           0.92        0.89

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

RESULTS  OF OPERATIONS
----------------------

REAL ESTATE RENTAL REVENUE: 1997 VERSUS 1996
--------------------------------------------

Total revenues for 1997 increased $13.9 million or 21% to $79.4 million from $65.5 million in 1996. The percentage increase in real estate rental revenue from 1996 to 1997 by property type was as follows:

                  Office Buildings                            25%
                  Shopping Centers                             2%
                  Apartments                                  23%
                  Industrial Distribution Centers             43%


During 1997, WRIT's office building revenues and operating income increased by 25% and 30%, respectively, over 1996. These increases were primarily due to 1996 acquisitions (Maryland Trade Centers I & II) and 1997 acquisitions (1600 Wilson Boulevard and 7900 Westpark Drive) combining with increased occupancy levels and rental rates overall for the sector.

During 1997, WRIT's shopping center revenues and operating income increased by 2% and 4%, respectively, over 1996. These increases were primarily due to increased occupancy levels and rental rates overall for the sector partially offset by increased bad debts.

WRIT's apartment revenues and operating income increased by 23% and 26%, respectively, in 1997 over 1996. These increases were primarily due to increased rental rates throughout the sector combining with the 1996 acquisitions of Walker House Apartments and The Ashby at McLean and the 1997 acquisition of Bethesda Hill Apartments.

WRIT's industrial distribution center revenues and operating income each increased by 43% over 1996. These increases were primarily due to the 1996 acquisition of the Alban Business Center and Earhart Business Center and the 1997 acquisitions of Ammendale Technology Parks I & II and the Pickett Industrial Park.

REAL ESTATE RENTAL REVENUE: 1996 VERSUS 1995
--------------------------------------------

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


During 1996, WRIT's office building revenues and operating income increased by 33% and 34%, respectively, over 1995. These increases were primarily due to 1995 acquisitions (6110 Executive Boulevard and 1220 19th Street) and 1996 acquisitions (Maryland Trade Centers I & II), combining with increased rental rates overall for the group.

During 1996, WRIT's shopping center revenues and operating income increased by 10% and 6%, respectively, over 1995. These increases were primarily due to the 1995 acquisition of Frederick County

Square combining with increased rental rates overall for the group. These increases were partially offset by decreased occupancy levels in Concord and Montgomery Village.

WRIT's apartment revenues and operating income increased by 28% and 25%, respectively, in 1996 over 1995. These increases were primarily due to increased rental rates throughout the group combining with the 1996 acquisitions of Walker House Apartments and The Ashby at McLean.

WRIT's industrial distribution center revenues and operating income increased by 21% and 19%, respectively, over 1995. These increases were primarily due to increased rental rates and occupancy levels overall for the group, combining with the 1995 acquisitions (Tech 100 Industrial Park and Crossroads Distribution Center) and the 1996 acquisition of the Alban Business Center. In December of 1996, WRIT also acquired Earhart Building, a 92,300 square foot flex property which is 100% leased.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS
--------------------------------------------------

Real estate operating expenses as a percentage of revenue was 32% for 1997 as compared to 33% for 1996 and 32% for 1995. This decrease is attributable to a revenue increase in the office building segment of WRIT's portfolio of 25% resulting from increases in occupancy levels and rental rates in 1997 combined with only an 18% increase in the office building segment's operating expenses. WRIT's percentage of revenue from office buildings within its entire real estate portfolio has increased to 45% at December 31, 1997 from 44% at December 31, 1996 and 41% at December 31, 1995. The increase over 1995 is attributable to 1996 and 1997 office building acquisitions.

Interest expense increased $4.2 million in 1997 from 1996. This is attributable to an increase in outstanding line of credit advances due to a greater amount of acquisitions in 1997. Additionally, WRIT's $100 million debt securities, issued in August 1996, were outstanding for the entire year in 1997. Interest expense of $5.4 million in 1996 increased $3.3 million over 1995 interest expense. This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996.

General and administrative expenses were $4.2 million for 1997 as compared to $3.1 million for 1996 and $2.9 million for 1995. The increase in general and administrative expenses in 1997, as compared to 1996, is attributable to increased compensation and personnel additions. The majority of the increase in 1996, as compared to 1995, is attributable to personnel additions during 1996 and 1995, partially offset by reduced pension costs and the completion of severance pay in June 1995 to WRIT's former Chairman and Chief Executive Officer, B. Franklin Kahn, who retired in March 1995.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, unsecured debt offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and also believes that additional sources of capital will be available from selling additional shares and/or the sale of medium or long-term unsecured notes. The funds raised would be used to pay off any outstanding advances on WRIT's lines of credit and for new acquisitions and capital improvements.

In August 1997, WRIT received $61.1 million net of underwriting fees from the issuance and sale of 3,750,000 shares. WRIT's underwriting expenses were approximately $200,000 resulting in net proceeds received by the Trust of $60.9 million. Approximately $23.0 million of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1997 property acquisitions. The balance of the net proceeds was used to acquire income producing properties and for capital improvements.

In August 1996, WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. On August 13, 1996, WRIT received $97.9 million net of underwriting fees from the sale of the notes. WRIT's other underwriting expenses were $302,000 resulting in net proceeds received by the Trust from the sale of $97.6 million. Approximately $67 million of net proceeds was used to repay all borrowings outstanding under WRIT's lines of credit. Those borrowings were used for various 1995 and 1996 property acquisitions. An additional $25.7 million was used for acquisitions for The Ashby at McLean and the Alban Business Center, subsequent to August 13, 1996. The balance of the net proceeds was used to renovate, expand or improve other Trust properties.

On July 25, 1995, WRIT received $48.9 million net of underwriting fees from the issuance and sale of 3.5 million shares. WRIT's other underwriting expenses were $233,000 resulting in net proceeds received by the Trust of $48.6 million. Approximately $36.0 million of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1994 and 1995 property acquisitions. $7.0 million of the net proceeds in addition to financing was used to acquire Frederick County Square and 1220 19th Street. The balance of the net proceeds was used to renovate, expand or improve other Trust properties.

As of December 31, 1997, WRIT had line of credit commitments in place from commercial banks for up to $75 million with an additional $20.25 million bridge-loan facility. WRIT acquired six properties for total acquisition costs of $138.8 million in 1997 and acquired six properties for total acquisition costs of $69.9 million in 1996. The 1997 acquisitions were financed through line of credit advances and through the issuance in August, 1997 of 3,750,000 shares. The line of credit advances were subsequently repaid with proceeds from the February 1998 issuance of $110 million of medium-term notes. 1996 acquisitions were financed through additional advances on the lines of credit of $39.0 million and were subsequently repaid with proceeds from the issuance of the notes in 1996.

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million of 6.898% unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. WRIT used the proceeds of these notes for general business purposes, including repayment of $95 million, of outstanding advances under its lines of credit. WRIT intends to use the remainder of the proceeds to finance acquisitions and capital improvements to its properties. WRIT had four interest rate lock agreements related to this transaction which settled for $5.4 million and treated that settlement and the cost of a related interest rate cap agreement as transaction costs of the borrowing. These costs will be amortized over the life of the unsecured notes using the effective interest rate method.

Cash flow from operating activities totaled $42.5 million, $37.6 million, and $31.0 million for the years ended December 31, 1997, 1996, and 1995, respectively, including net income of $30.1 million, $28.0 million, and $26.1 million, respectively, and depreciation and amortization of $10.9 million, $7.8 million, and $5.1 million, respectively. The increase in cash flows from operating activities for all years is primarily due to the increase in acquisitions and the resultant increase in net income.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 1997, 1996 and 1995, WRIT paid dividends totaling $36.1 million, $32.7 million and $29.7 million, respectively.

Capital improvements of $13.9 million were completed in 1997, including tenant improvements. Capital improvements to WRIT properties in 1996 and 1995 were approximately $12.0 million and $8.1 million, respectively.

The components of WRIT's capital improvement costs for 1997 were as follows:

                                                           (In thousands)
         Acquisition Related                                   $  2,591
         Expansions and Major Renovations                         2,054
         Tenant Improvements                                      3,714
         Capital Expenditures                                     5,554
                                                              ---------
         Total                                                  $13,913
                                                              =========

Acquisition related costs are capital improvements made to properties acquired during 1997, 1996 and 1995, which were planned during the investment underwriting due diligence process.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically, WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of December 31, 1997, WRIT Limited Partnership had acquired fourteen properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

On March 23, 1998, WRIT sold the Shirley-I-395 Business Center. The property was sold for approximately $8 million resulting in a gain of approximately $6 million. WRIT intends to use the proceeds from the sale to invest in other real estate.

YEAR 2000
---------

WRIT has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications and other systems using computer chips currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the systems to process critical financial and operations information incorrectly.

WRIT has implemented a new reporting system. Implementation of the new system was not done in response to Year 2000 issues but in order to improve reporting processes. The new system is Year 2000 compliant. Management is reviewing the remaining operating systems, including building operations, to determine if there is any Year 2000 issues related to such systems.

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include (a) WRIT's intention to invest in properties that it believes will continue to increase in income and value; (b) WRIT's belief that the WRIT Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it; (c) WRIT's belief that the office building sector will continue to lead WRIT's growth in 1998; (d) WRIT's belief that renovations and other changes at the Bradlees Shopping Center will increase traffic and enable it to raise rents; (e) WRIT's belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; (f) WRIT's belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth; and (g) other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipates," "potential" and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT's tenants; (b) the economic health of the Washington, D.C. metropolitan region; (c) inflation; (d) consumer confidence; (e) unemployment rates; (f) consumer tastes and preferences; (g) stock price and interest rate fluctuations; (h) WRIT's future capital requirements; (i) competition; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and (k) weather conditions.

RATIOS OF EARNINGS TO FIXED CHARGES
-----------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges for the periods shown:

                            Year Ended December 31,
                            -----------------------
                       1997          1996           1995
                       ----          ----           ----
                      4.08x          6.11x         12.95x

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

The financial statements and supplementary data listed under Item 14 (a) and filed as part of this report on the pages indicated are incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

None.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 1998 Annual Meeting Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 1998 Annual Meeting Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 1998 Annual Meeting Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 1998 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  -----------------------------------------------------------
                  8-K
                  ---

ITEM 14 (a). The following documents are filed as part of this Report:

1. Financial Statements: The following Financial Statements of Washington Real Estate Investment Trust and Reports of Independent Accountants are included in this report:

         Report of Arthur Andersen LLP.

         Report of Price Waterhouse LLP.

         Consolidated Balance Sheets at December 31, 1997 and 1996.

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                    Page
--------                                                                    ----

III      Real Estate and Accumulated Depreciation                            42

         Supplementary Information: Quarterly Financial Results (unaudited)  45


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

              (b) Credit agreement dated July 25, 1997, among Washington Real
                  Estate Investment Trust, as borrower, Crestar Bank, as lender, Signet Bank/Virginia, as lender, and Crestar Bank, as agent.

              (c) Indenture dated as of August 1, 1996 between Washington Real
                  Estate Investment Trust and The First National Bank of
                  Chicago.*

              (d) Officers' Certificate Establishing Terms of the Notes, dated
                  August 8, 1996.*

              (e) Form of 2003 Notes.*

              (f) Form of 2006 Notes.*

              (g) Form of MOPPRS Notes.****

              (h) Form of 30 year Notes.****

              (i) Remarketing Agreement.****

              (j) The Trust is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, the Trust agrees to furnish a copy of each such instrument to the Commission.

         10.      Management contracts, plans and arrangements

              (a) Employment Agreement dated May 11, 1994 with Edmund B. Cronin,
                  Jr.**

              (b) 1991 Incentive Stock Option Plan, as amended.**

              (c) Nonqualified Stock Option Agreement dated June 27, 1990 with
                  B. Franklin Kahn.**

              (d) Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr.**

              (e) Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to
                  Exhibit 10(e) to the 1995 Form 10-K.

              (f) Share Grant Plan.***

              (g) Share Option Plan for Trustees.***

         21.      Subsidiaries of Registrant

                  In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT owns 99.9% of the partnership interest.

         22.      Consents

              (a) Consent of Arthur Andersen LLP

         27.      Financial Data Schedules

              (a) 1997 Financial Data Schedule

              (b) 1996 Financial Data Schedule

              (c) 1995 Financial Data Schedule

ITEM 14 (b). REPORTS ON FORM 8-K

(1) October 17, 1997- Report pursuant to Item 2 on the acquisition of 1600 Wilson Boulevard and financial statements of the acquired property pursuant to Item 7.

* Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed August 13, 1996.

** Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.

*** Incorporated herein by reference to the Exhibit of the same designation to the Trust's Registration Statement on Form S-8 filed October 25, 1995.

**** Incorporated herein by reference to the Exhibit of the same designation to the Trust's Registration Statement on Form S-3 filed March 17, 1998.

(2) November 12, 1997- Report pursuant to Item 2 on the acquisition of Bethesda Hill and 7900 Westpark Drive and financial statements of the acquired properties pursuant to Item 7.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 30, 1998                  By: /s/ Edmund B. Cronin, Jr.
                                          ________________________________
                                          Edmund B. Cronin, Jr.
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                        Date
---------                              -----                        ----

/s/ Arthur A. Birney
__________________________       Chairman and Trustee           March 31, 1998
Arthur A. Birney

/s/ William N. Cafritz
__________________________       Trustee                        March 31, 1998
William N. Cafritz

/s/ John M. Derrick, Jr.
__________________________       Trustee                        March 31, 1998
John M. Derrick, Jr.

/s/ Benjamin H. Dorsey
__________________________       Secretary and Trustee          March 31, 1998
Benjamin H. Dorsey

/s/ David M. Osnos
__________________________       Trustee                        March 31, 1998
David M. Osnos

/s/ Stanley P. Snyder
__________________________       Trustee                        March 31, 1998
Stanley P. Snyder

/s/ Larry E. Finger
__________________________       Senior Vice President and      March 31, 1998
Larry E. Finger                  Chief Financial Officer

/s/ Laura M. Franklin
__________________________       Vice President and             March 31, 1998
Laura M. Franklin                Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust (the "Trust," a Maryland real estate investment trust) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 42 through 44 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
February 20, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees and Shareholders of
Washington Real Estate Investment Trust

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 17 present fairly, in all material respects, the results of operations and cash flows of Washington Real Estate Investment Trust for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Washington Real Estate Investment Trust for any period subsequent to December 31, 1995.

PRICE WATERHOUSE LLP

Washington, D.C.
March 27, 1996

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                        ASSETS

                                                                                             1997          1996
                                                                                             ----          ----
     Real estate, at cost                                                                   $504,315      $352,579
     Accumulated depreciation and amortization                                               (56,015)      (46,639)
                                                                                            --------      --------
                                                                                             448,300       305,940
     Mortgage note receivable                                                                      -           799
                                                                                            --------      --------
                  Total investment in real estate, net                                       448,300       306,739
     Cash and temporary investments                                                            7,908         1,676
     Rents and other receivables, net of allowance for doubtful accounts
       of $884 and $534, respectively                                                          4,035         3,429
     Prepaid expenses and other assets                                                         8,328         6,644
                                                                                            --------      --------
                  Total assets                                                              $468,571      $318,488
                                                                                            ========      ========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and other liabilities                                                 $  8,068      $  5,954
     Advance rents                                                                             2,615         1,798
     Tenant security deposits                                                                  3,089         2,523
     Mortgage note payable                                                                     7,461         7,590
     Lines of credit payable                                                                  95,250         5,000
     Senior notes payable                                                                    100,000       100,000
                                                                                            --------      --------
                  Total liabilities                                                          216,483       122,865
                                                                                            --------      --------
Shareholders' equity:
     Shares of beneficial interest, $.01 par value; 100,000 shares authorized: 35,678 and 31,803 shares issued and outstanding,
       respectively                                                                              357           318
     Additional paid in capital                                                              251,731       195,305
                                                                                            --------      --------
                  Total shareholders' equity                                                 252,088       195,623
                                                                                            --------      --------
                  Total liabilities and shareholders' equity                                $468,571      $318,488
                                                                                            ========      ========

        The accompanying notes are an integral part of these statements.

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1997         1996         1995
                                                                                ----         ----         ----
REAL ESTATE RENTAL REVENUE                                                    $79,429       $65,541      $52,597

REAL ESTATE EXPENSES:
     Utilities                                                                  5,897         5,194        3,838
     Real estate taxes                                                          5,746         4,782        3,683
     Repairs and maintenance                                                    3,576         3,190        2,607
     Other expenses                                                            10,240         8,766        6,910
                                                                              -------       -------      -------
                  Total real estate expenses                                   25,459        21,932       17,038

     Depreciation and amortization                                             10,911         7,784        5,084
                                                                              -------       -------      -------

INCOME FROM REAL ESTATE                                                        43,059        35,825       30,475

OTHER INCOME                                                                    1,011           708          715

INTEREST EXPENSE                                                               (9,691)       (5,474)      (2,170)

GENERAL AND ADMINISTRATIVE EXPENSES                                            (4,243)       (3,095)      (2,917)
                                                                              -------       -------      -------
                  Net income                                                  $30,136       $27,964      $26,103
                                                                              =======       =======      =======
                  Basic earnings per share                                      $0.90         $0.88        $0.88
                                                                              =======       =======      =======

        The accompanying notes are an integral part of these statements.

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                 Shares of
                                                                 Beneficial       Additional
                                                                Interest at        Paid in         Shareholders'
                                                    Shares       Par Value         Capital             Equity
                                                    ------      -----------       ----------       -------------
BALANCE, December 31, 1994                         28,243          $  -           $154,659           $154,659
     Net income                                         -             -             26,103             26,103
     Net proceeds from sale of shares               3,500             -             48,610             48,610
     Dividends                                          -             -            (29,712)           (29,712)
     Share options exercised                            9             -                 75                 75
                                                   ------          ----           --------           --------
BALANCE, December 31, 1995                         31,752             -            199,735            199,735
     Net income                                         -             -             27,964             27,964
     Dividends                                          -             -            (32,718)           (32,718)
     State of Maryland reorganization                   -           318               (318)                 -
     Share options exercised                           51             -                642                642
                                                   ------          ----           --------           --------
BALANCE, December 31, 1996                         31,803           318            195,305            195,623
     Net income                                         -             -             30,136             30,136
     Net proceeds from sale of shares               3,750            38             60,825             60,863
     Dividends                                          -             -            (36,108)           (36,108)
     Share options exercised                          125             1              1,573              1,574
                                                   ------          ----           --------           --------
BALANCE, December 31, 1997                         35,678          $357           $251,731           $252,088
                                                   ======          ====           ========           ========


        The accompanying notes are an integral part of these statements.

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                            1997           1996         1995
                                                                            ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $ 30,136      $ 27,964      $ 26,103
     Adjustments to reconcile net income to cash provided by
       operating activities-
         Depreciation and amortization                                      10,911         7,784         5,084
         Increases in other assets                                          (2,047)       (2,120)         (395)
         Increases in other liabilities                                      3,499         3,932           195
                                                                          --------      --------      --------
                  Cash provided by operating activities                     42,499        37,560        30,987
                                                                          --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate acquisitions, net*                                       (138,804)      (69,888)      (50,994)
     Improvements to real estate                                           (13,913)      (11,972)       (8,124)
                                                                          --------      --------      --------
                  Cash used in investing activities                       (152,717)      (81,860)      (59,118)
                                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                        (36,108)      (32,718)      (29,712)
     Draws on lines of credit                                              113,250        44,000        46,000
     Repayments of lines of credit                                         (23,000)      (67,000)      (36,000)
     Mortgage principal payments                                              (129)         (117)          (46)
     Net proceeds from sale of shares                                       60,863             -        48,610
     Net proceeds from debt offering                                             -        97,637             -
     Share options exercised                                                 1,574           642            75
                                                                          --------      --------      --------
                  Cash provided by financing activities                    116,450        42,444        28,927
                                                                          --------      --------      --------

Net increase (decrease) in cash and temporary investments                    6,232        (1,856)          796

Cash and temporary investments at beginning of year                          1,676         3,532         2,736
                                                                          --------      --------      --------
Cash and temporary investments at end of year                             $  7,908      $  1,676      $  3,532
                                                                          ========      ========      ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $  9,433      $  2,747      $  2,111
                                                                          ========      ========      ========

*Supplemental schedule of non-cash investing and financing activities
---------------------------------------------------------------------

On August 22, 1995 WRIT purchased Frederick Square Shopping Center for an acquisition cost of $13.4 million. WRIT assumed a mortgage in the amount of $7.8 million and paid the balance in cash. The $7.8 million is not included in the $51 million amount shown as real estate acquisitions.


        The accompanying notes are an integral part of these statements.

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   NATURE OF BUSINESS:

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real properties in the Mid-Atlantic Region.

WRIT operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95 percent of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

In June 1996, WRIT changed its domicile from the District of Columbia to the State of Maryland. Issued and outstanding shares were assigned a par value of $.01 per share.

2.   ACCOUNTING POLICIES:

BASIS OF PRESENTATION

In 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT currently owns 99.9 percent of the partnership interest. WRIT Limited Partnership's financial statements are consolidated with WRIT's financial statements. All significant intercompany balances and transactions have been eliminated. Minority interests are included in other income and accounts payable and other liabilities on the accompanying consolidated statements.

REVENUE RECOGNITION

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income from its residential and commercial leases when earned and accounts for all rental abatements on a straight-line basis.

DEFERRED FINANCING COSTS

Costs associated with the issuance of senior subordinated notes and draws on lines of credit are capitalized and amortized using the effective interest rate method over the term of the related notes.

REAL ESTATE AND DEPRECIATION

Real estate assets are recorded at cost. Buildings are depreciated on a straight-line basis over estimated useful lives not exceeding 50 years. Effective January 1, 1995, WRIT revised its estimate of useful lives for major capital improvements to real estate. All capital improvement expenditures associated with replacements, improvements or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized using the straight-line method over 5 years or the term of the lease if it differs significantly from 5 years. Capital improvements placed in service prior to January 1, 1995 will continue to be depreciated on a straight-line basis over their previously estimated useful lives not exceeding 30 years. Maintenance and repair costs are expensed as incurred. Depreciation expense for Federal income tax purposes differs from that reported for financial statement purposes by $2.5 million in 1997 and $2.8 million in 1996 due to the use of different lives and depreciation methods. Additionally, net assets as reported in WRIT's financial statements exceed the net basis for Federal income tax purposes by $17.1 million in 1997 and $14.6 million in 1996 due to a lower basis of certain real estate assets acquired by tax-free exchanges.

WRIT quarterly evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value. There were no property impairments recognized during the three year period ending December 31, 1997.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

INTEREST RATE PROTECTION AGREEMENTS

WRIT has entered into a series of interest rate protection agreements to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria:
(i) the debt to be hedged exposes WRIT to interest rate risk and (ii) the interest rate protection agreement reduces WRIT's exposure to interest rate risk. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or are closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate cap agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

EARNINGS PER COMMON SHARE

In the fourth quarter of 1997, WRIT adopted SFAS No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per share.

"Basic earnings per share" is computed as net income divided by the weighted average common shares outstanding. "Diluted earnings per share" is computed as net income divided by the total weighted average common shares outstanding and the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust's share based compensation plans (see Note 9) that could potentially reduce or "dilute" earnings per share, based on the treasury stock method.

The weighted average number of shares outstanding for the year ended December 31, 1997, 1996 and 1995 was 33.4, 31.8 and 29.8 million shares, respectively.

The impact of dilution of common equivalent shares on the basic weighted average shares outstanding is immaterial.

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

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

During 1997, WRIT adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure." The adoption of SFAS No. 129 did not have a material effect on WRIT's financial statements.

WRIT also adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See Note 14 for WRIT's segment disclosures.

In February 1998, SFAS No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits" was issued. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required. This Statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material effect on the financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   REAL ESTATE INVESTMENTS:

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                         December 31,
                                                      -------------------
                                                      1997           1996
                                                      ----           ----
                                                         (In thousands)

      Office buildings                               $268,977        $163,192
      Shopping centers                                 87,618          60,694
      Apartment buildings                              80,173          84,060
      Industrial distribution centers                  67,547          44,633
                                                     --------        --------
                                                     $504,315        $352,579
                                                     ========        ========

WRIT's results of operations are dependent on the overall economic health of its tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the Washington, D.C. metropolitan region. These segments include commercial, residential, retail, and industrial properties. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates, and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail segment could reduce merchant sales, which could adversely affect the operating results of WRIT. As of December 31, 1997, 7900 Westpark office building accounted for 16% of total assets. No other single property accounted for more than 10% of total assets. As of December 31, 1997, 1996 and 1995, no single tenant or property accounted for more than 10 percent of total revenues.

Properties acquired by WRIT during the year ending December 31, 1997 are as follows:


  Acquisition                                                           Rentable          Acquisition Cost
     Date                   Property                   Type        Square Feet/Units       (In thousands)
  -----------               --------                   ----        -----------------      ----------------
     2/28/97     Ammendale Technology Park I         Industrial         167,000                 $  7,827
     2/28/97     Ammendale Technology Park II        Industrial         108,000                    5,878
    10/17/97     1600 Wilson Boulevard               Office             167,000                   23,401
    10/31/97     Pickett Industrial Center           Industrial         246,000                    8,199
    11/12/97     Bethesda Hill                       Residential   226,000*/195                   17,238
    11/14/97     7900 Westpark Drive                 Office             478,000                   76,261
                                                                  -------------                 --------
                                                                  1,392,000/195                 $138,804
                                                                  =============                 ========

*Apartment buildings are presented in gross square feet.

WRIT accounted for each acquisition using the purchase method of accounting.

4.   MORTGAGE NOTE PAYABLE:

On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square. The mortgage bears interest at 9 percent. Principal and interest are payable monthly until January 1, 2003, at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of December 31, 1997, are as follows:

                                          (In thousands)
                                          --------------

                   1998                       $  140
                   1999                          153
                   2000                          167
                   2001                          183
                   2002                          200
                   Thereafter                  6,618
                                              ------
                                              $7,461
                                              ======

5.   UNSECURED LINES OF CREDIT PAYABLE:

WRIT currently maintains two unsecured lines of credit: a $25 million line of credit ("Credit Facility No. 1") and a $50 million line of credit ("Credit Facility No. 2"). Both lines of credit require monthly interest payments, in arrears, on the unpaid principal balances.

CREDIT FACILITY NO. 1

WRIT had $25 million and $4 million outstanding as of December 31, 1997 and 1996, respectively, related to Credit Facility No. 1.

The following advances have been made under this commitment:


       Advance               Date Paid             Amount            1997              1996             1995
        Date                  in Full          (In thousands)        Rate              Rate             Rate
       -------               ---------         --------------        ----              ----             ----
May 15, 1995           August 19, 1996          $  7,000              -                 5.99%         5.99%-6.42%
November 2, 1995       September 28, 1996         18,000              -              6.11%-5.74%         6.11%
September 26, 1996     September 26, 1997          4,000             6.83%              6.83%              -
November 14, 1997      February 25, 1998          25,000          6.40%-6.64%             -                -

All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's public debt rating. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

This $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15% per annum in the first year, .20% per annum through August 1996, and .175% thereafter, on the amount that the $25 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1997 and 1996, $0 and $21.0 million, respectively, of this commitment was unused and available for subsequent acquisitions or capital improvements. This fee is paid quarterly beginning in March 1995 until January 1999. This commitment also contains certain financial and non-financial covenants that WRIT has met as of December 31, 1997.

CREDIT FACILITY NO. 2

WRIT had $50 million and $1 million outstanding as of December 31, 1997 and 1996, respectively, related to Credit Facility No. 2.

The following advances have been made under this commitment:


       Advance               Date Paid             Amount            1997              1996             1995
        Date                  in Full          (In thousands)        Rate              Rate             Rate
       -------               ---------         --------------        ----              ----             ----

December 21, 1995      August 13, 1996           $ 3,000              -            6.06%-6.15%         6.15%
March 13, 1996         August 13, 1996            11,000              -            5.78%-6.25%           -
May 17, 1996           August 13, 1996            28,000              -                6.06%             -
November 26, 1996      August 1, 1997              1,000            6.29%              6.05%             -
February 28, 1997      August 1, 1997             14,000            6.25%                -               -
March 27, 1997         August 1, 1997              3,000            6.25%                -               -
June 27, 1997          August 1, 1997              1,000            6.19%                -               -
November 12, 1997      February 25, 1998          17,000         6.36%-6.64%             -               -
November 14, 1997      February 25, 1998          33,000         6.40%-6.61%             -               -

All unpaid interest and principal are due July 25, 1998 and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. WRIT has the option to extend this agreement until July 25, 1999. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's public debt rating.

Credit Facility No. 2 provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 25, 1998, and prior to July 25, 1998, or July 25, 1999, if extended. The principal amount of each term loan, if any, shall be repaid on July 25, 2011. Such term loan(s) may be prepaid subject to a prepayment fee.

This $50 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.175% per annum on the amount that the $50 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1997 and 1996, $0 and $49 million, respectively, of this commitment was unused. This fee is paid quarterly in arrears. This commitment also contains certain financial and non-financial covenants that WRIT has met as of December 31, 1997.

BRIDGE LOAN

During 1997, WRIT temporarily expanded one of its lines of credit to provide up to an additional $20.25 million through February 27, 1998, all of which was outstanding at December 31, 1997. The bridge loan accrued interest at LIBOR plus
 .70%. At December 31, 1997, the interest rate was 6.64%. WRIT was required to pay a commitment fee equal to .10% of the commitment. The bridge loan also requires WRIT to pay the lender an unused commitment fee at the rate of .175% on the amount that the $20.25 million commitment exceeds the balance of outstanding advances. This fee is paid quarterly in arrears. This commitment also contains financial and non-financial covenants that WRIT has met as of December 31, 1997. The bridge loan was repaid on February 27, 1998.

Information related to short-term borrowings are as follows (in thousands):

                                               1997          1996
                                               ----          ----
          Maximum Amount Outstanding         $95,250       $67,000
          Average Amount Outstanding          23,000        31,000
          Weighted Average Interest Rate        6.51%         6.18%

6.   SENIOR NOTES PAYABLE:

On August 8, 1996, WRIT entered into an underwriting agreement to sell $50 million in 7.125 percent 7-year unsecured notes due August 13, 2003, and $50 million in 7.25 percent unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. In 1996, WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. This commitment also contains certain financial and non-financial covenants which WRIT has met as of December 31, 1997.

7.    INTEREST RATE PROTECTION AGREEMENTS:

In the second and third quarter of 1997, WRIT entered into a series of interest rate protection agreements to partially limit the adverse effects of rising interest rates on its anticipated unsecured note offering (see Note 15). Interest rate caps provide protection to WRIT to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, WRIT would receive payments based on the difference between the index and the cap. The cost to acquire the cap was approximately $114,000. The cap expired in December 1997 but was replaced prior to expiration by an interest rate lock agreement. Interest rate lock agreements provide protection to WRIT to the extent interest rates rise above the specified lock level based on a readily determinable interest rate index in which case WRIT is paid the present value (based on the change in value of the Reference Security for each one basis point change in the yield to maturity of such Reference Security) of the increase in interest rates above that locked interest rate times the notional value of the underlying agreement. If interest rates do not rise above the locked interest rate WRIT is obligated to pay to the counterparty the present value (based on the change in value of the Reference Security for each one basis point change in the yield to maturity of such Reference Security) of the difference in interest rates below the locked interest rate times the notional value of the underlying agreement. None of WRIT's caps or rate locks are held for trading purposes. At December 31, 1997, WRIT held interest rate protection locks with a notional amount of $100 million.

                                                                         Locked
    Notional                                                            Interest        Reference
     Amount          Effective Date             Maturity Date             Rate          Security
    --------         --------------             -------------           --------        --------
    $25,000,000    September 17, 1997         February 23, 1998           6.439     6.375%  U.S. Treasury
                                                                                    Note maturing on
                                                                                    August 15, 2027

    $25,000,000    October 24, 1997           February 23, 1998           6.384     6.375%  U.S. Treasury
                                                                                    Note maturing on
                                                                                    August 15, 2027

    $25,000,000    October 24, 1997           February 23, 1998           6.1475    6.125%  U.S. Treasury
                                                                                    Note maturing on
                                                                                    August 15, 2007

    $25,000,000    December 17, 1997          February 23, 1998           5.838     6.125%  U.S. Treasury
                                                                                    Note maturing on
                                                                                    August 15, 2007

WRIT is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreements should interest rates exceed the caps or the rate established in the rate lock agreement. However, management does not anticipate non-performance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and Al or above by Moody's. Management believes that these caps are highly liquid. The caps and rate locks could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of WRIT's caps and rate locks are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

8.   SHARES OF BENEFICIAL INTEREST AND DIVIDENDS:

In August 1997, WRIT received $61.1 million from the issuance and sale of 3,750,000 shares. WRIT's underwriting expenses were approximately $200,000 resulting in net proceeds received by the Trust of $60.9 million. Approximately $23.0 of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1997 property acquisitions. The balance of the net proceeds was used to acquire income producing properties and for capital improvements.

The following is a breakdown of the taxable percentage of WRIT's dividends for 1997, 1996, and 1995, respectively:

                         Ordinary Income        Return of Capital
                         ---------------        -----------------

          1997                93%                        7%
          1996                91%                        9%
          1995                89%                       11%

9.   SHARE OPTIONS:

WRIT maintains a Share Option Plan ("the Plan"), which includes qualified and non-qualified options. As of December 31, 1997, 1.5 million shares may be awarded to eligible employees. Under the Plan, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Options may be granted under the Plan at any time prior to June 25, 2001. Activity under the Plan is summarized below:

                                               1997                       1996                        1995
                                      ---------------------       --------------------       ---------------------
                                                    Wtd Avg                    Wtd Avg                     Wtd Avg
                                      Shares       Ex Price       Shares      Ex Price       Shares       Ex Price
                                      ------       --------       ------      --------       ------       --------
Outstanding at January 1               365,000      $14.776       320,000      $14.003      265,000        $13.983
Granted                                183,000       16.125        96,000       16.150       64,000         14.625
Exercised                             (125,000)      12.581       (51,000)      12.536       (9,000)         8.090
Expired                                (14,000)      18.333             _            _            _              _
Outstanding at December 31             409,000       15.933       365,000       14.776      320,000         14.003
Exercisable at December 31             173,000       15.839       216,000       14.449      201,000         13.760
Weighted average fair value of
   options granted                                  $ 4.060                    $ 4.600                     $ 4.170

173,000 of the options outstanding at December 31, 1997, have exercise prices between $12.410 and $20.625, with a weighted average exercise price of $15.839 and a weighted average remaining contractual life of 7.29 years. All of these options are exercisable. The remaining 236,000 options have exercise prices between $15.50 and $16.1875, with a weighted average exercise price of $16.002 and a remaining contractual life of 9.53 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997; risk-free interest rates of 5.75 percent for the Plan options, expected dividend yields of 4.60 percent, expected lives of 7 years, and expected volatility of 31 percent.

On December 16, 1997, 101,000 non-qualified share options were granted at $16.125, the per share market price that day. Of those share, 55,000 were granted to Mr. Edmund B. Cronin, President and Chief Executive Officer, of WRIT. The remainder of the options were granted to various other employees.

On December 17, 1996 and December 19, 1995 non-qualified share options were granted to Mr. Cronin for 20,000 and 13,333 shares, respectively, at $16.1875 and $14.625, the per share market price that day. All options are 50 percent exercisable after the first anniversary date and 100 percent exercisable after the second anniversary date. As of December 31, 1997, 33,000 shares are exercisable.

WRIT accounts for its Incentive Share Option Plan and the non-qualified share options granted under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1997             1996
                                                      ---------         -------
   Net Income:                    As Reported           $30,136         $27,964
                                  Pro Forma              29,392          27,522
   Basic Earnings Per Share:      As Reported              0.90            0.88
                                  Pro Forma                0.88            0.87

Because the method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

WRIT has computed basic earnings per share. The calculation of diluted earnings per share is immaterial and therefore not presented.

10.  PENSION PLAN AND OTHER BENEFIT PLANS:

WRIT maintained a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation ("PBO") and the accumulated benefit obligation

("ABO") became equal. WRIT anticipates terminating the plan no later than December 31, 1999. Since there are no further benefit accruals provided under the plan, WRIT has substantially reduced its funding obligation and there will be no further increases in the ABO or PBO. Benefits under the plan were generally based on years of service and final average pay. Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets.

Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and includes the following components (in thousands).

                                                                                1997     1996      1995
                                                                                ----     ----      ----
          Service cost                                                          $  8     $   4    $  17
          Interest cost on projected benefit obligation                          123       122      180
          Actual return on plan assets                                           (10)      (83)    (140)
          Net amortization and deferral                                            8        54      (30)
                                                                                ----     -----    -----
          Net pension expense                                                   $129     $  97    $  27
                                                                                ====     =====    =====

The assumed long-term rate of return is 7.00 percent in 1997 and 1996 and 8.00 percent for 1995. Plan obligations in excess of amounts permitted under the Tax Equity and Fiscal Responsibility Act of 1982 are accrued as a liability of WRIT and included in total pension cost. The funded status of the plan is as follows:

                                                                                      1997        1996
                                                                                      ----        ----
          Actuarial present value of benefit obligation:
               Accumulated benefit obligation-
                   Vested benefits                                                   $1,426       $1,507
                   Nonvested benefits                                                   280          246
                                                                                     ------       ------
                            Total accumulated benefit obligation                     $1,706       $1,753
                                                                                     ======       ======

               Projected benefit obligation for service rendered to date             $1,706       $1,753
               Plan assets at fair value                                              1,022          827
                                                                                     ------       ------
               Projected benefit obligation in excess of plan assets                    684          926
               Unrecognized net loss                                                   (107)        (200)
               Unrecognized net transition obligation accrued pension liability          (3)          (5)
                                                                                     ------       ------
                            Total accrued pension liability                          $  574       $  721
                                                                                     ======       ======

The plan assets are invested in bonds and certificates of deposit.

The liabilities are calculated using an assumed discount rate of 7.00 percent for December 31, 1997 and 1996, and an assumed compensation increase of 5 percent for 1995.

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

During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which is intended to align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives and stock option grants under the Incentive Share Option Plan based on performance. The financial incentives to management are earned after WRIT has achieved a prescribed growth. This plan is effective for the 1997 and 1996 years and will be reviewed by the Board of Trustees' Compensation Committee each year.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires disclosure about the fair value of financial instruments. Based on the current interest rate environment and management estimates, the carrying values of the mortgage note payable, lines of credit payable, mortgage note receivable and senior subordinated notes approximates their fair values.

The fair value of WRIT's interest rate protection agreements are as follows:

                Index                        Book Value              Fair Value
                -----                        ----------              ----------
               5.838%                         $  - 0 -              $  (182,000)
               6.1475%                        $  - 0 -              $  (758,000)
               6.439%                         $  - 0 -              $(1,732,000)
               6.384%                         $  - 0 -              $(1,536,000)


The fair value for the interest rate protection agreements represent the cost to WRIT to cancel the agreements. As noted in Note 7, the above agreements matured on February 23, 1998.

12.  RENTALS UNDER OPERATING LEASES:

Noncancellable commercial operating leases provide for minimum rental income during each of the next five years of approximately $68.2, $59.1, $48.4, $35.6, $21.0 and $39.2 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial rentals increase in future years are based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $351,000, $483,000, and $496,000 in 1997, 1996 and
1995, respectively.

13.  ENVIRONMENTAL MATTERS:

During 1995, WRIT retained the services of an environmental consulting firm to test for asbestos in 29 of its properties built before 1981, in accordance with Occupational Safety and Health

Administration standards. In the second quarter of 1996, asbestos containing materials were identified for remediation at 11 properties for an estimated cost of $295,000. Of this amount, WRIT had incurred $261,000 relating to this matter as of December 31, 1997.

14.  SEGMENT INFORMATION:

WRIT has four reportable segments: Apartment Buildings, Office Buildings, Shopping Centers and Industrial Distribution Centers. Apartment Buildings represent 23 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Office Buildings represent 45 percent and provide office space for various types of businesses. Shopping Centers represent 20 percent and are retail outlets for a variety of stores. Industrial Distribution Centers represent the remaining 12 percent and are used for warehousing and distribution.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. WRIT evaluates performance based upon income from real estate from the combined properties in each segment.

WRIT's reportable segments are a consolidation of related properties which offer different products. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of the properties have been acquired separately and are incorporated into the applicable segment.

                                                                         1997
                                  ----------------------------------------------------------------------------------
                                    Office      Industrial    Apartment      Shopping     Corporate
                                  Buildings      Centers      Buildings      Centers      and Other     Consolidated
                                  ---------     ----------    ---------      --------     ---------     ------------
Real estate rental revenue         $ 35,972      $ 9,877       $18,040       $15,540     $      -        $ 79,429
Real estate expenses                 12,579        2,051         7,145         3,684            -          25,459
Depreciation and amortization         5,404        1,585         2,091         1,831            -          10,911
                                   --------      -------       -------       -------     --------        --------
Income from real estate              17,989        6,241         8,804        10,025            -          43,059
Other income                              -            -             -             -        1,011           1,011
Interest expense                          -            -             -          (677)      (9,014)         (9,691)
General and administrative                -            -             -             -       (4,243)         (4,243)
                                   --------      -------       -------       -------     --------        --------
Net income                         $ 17,989      $ 6,241       $ 8,804       $ 9,348     $(12,246)       $ 30,136
                                   ========      =======       =======       =======     ========        ========
Capital investments                $106,264      $22,919       $19,885       $ 3,649     $      -        $152,717
                                   ========      =======       =======       =======     ========        ========
Total assets                       $253,233      $60,290       $65,087       $77,233     $ 12,728        $468,571
                                   ========      =======       =======       =======     ========        ========

                                                                         1996
                                  ----------------------------------------------------------------------------------
                                    Office      Industrial    Apartment      Shopping     Corporate
                                  Buildings      Centers      Buildings      Centers      and Other     Consolidated
                                  ---------     ----------    ---------      --------     ---------     ------------
Real estate rental revenue         $ 28,708      $ 6,901       $14,709       $15,223       $     -         $ 65,541
Real estate expenses                 10,667        1,433         6,025         3,807             -           21,932
Depreciation and amortization         3,923          890         1,416         1,555             -            7,784
                                   --------      -------       -------       -------       -------         --------
Income from real estate              14,118        4,578         7,268         9,861             -           38,825
Other income                              -            -             -             -           708              708
Interest expense                          -            -             -           632        (4,842)           5,474
General and administrative                -            -             -             -        (3,095)           3,095
                                   --------      -------       -------       -------       -------         --------
Net income                         $ 14,118      $ 4,578       $ 7,268       $ 9,229       $(7,229)        $ 27,964
                                   ========      =======       =======       =======       =======         ========
Capital investments                $ 36,316      $ 9,623       $33,915       $ 2,006       $     -         $ 81,860
                                   ========      =======       =======       =======       =======         ========
Total assets                       $150,452      $38,484       $47,044       $74,866       $ 7,642         $318,488
                                   ========      =======       =======       =======       =======         ========

15.  SUBSEQUENT EVENT:

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT settled the interest rate lock agreements for $5.4 million and treated that settlement and the cost of the interest rate caps as a transaction cost of the borrowing. These costs will be amortized over the life of the unsecured notes using the effective interest rate method.

                                                                    SCHEDULE III

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                                                   Gross Amounts at which carried at
                                                       Initial Cost (b)             Net                      December 31, 1997
                                                    -----------------------     Improvements     -----------------------------------
                                                                 Building     (Retirements)                Buildings
                                                                    and           since                       and
            Properties            Location          Land       Improvements    Acquisition       Land     Improvements     Total (d)
            ----------            --------          ----       ------------    -----------       ----     ------------     ---------
OFFICE BUILDINGS
The WRIT Building            Maryland           $  222,000   $  1,691,000   $ 3,338,000    $   222,000   $  5,029,000   $  5,251,000
1901 Pennsylvania Avenue     Washington, D.C.      892,000      3,481,000     5,563,000        892,000      9,044,000      9,936,000
51 Monroe Street             Maryland              840,000     10,869,000     7,415,000        840,000     18,284,000     19,124,000
444 North Frederick Avenue   Maryland              813,000      3,818,000     1,601,000        813,000      5,419,000      6,232,000
7700 Leesburg Pike           Virginia            3,669,000      4,000,000     5,047,000      3,669,000      9,047,000     12,716,000
Arlington Financial Center   Virginia            3,000,000      3,293,000       215,000      3,000,000      3,508,000      6,508,000
515 King Street              Virginia            4,102,000      3,931,000       861,000      4,102,000      4,792,000      8,894,000
The Lexington Building       Maryland            1,180,000      1,263,000       508,000      1,180,000      1,771,000      2,951,000
The Saratoga Building        Maryland            1,464,000      1,554,000       761,000      1,464,000      2,315,000      3,779,000
Brandywine Center            Maryland              718,000        735,000       336,000        718,000      1,071,000      1,789,000
Tycon Plaza II               Virginia            3,262,000      7,243,000     1,587,000      3,262,000      8,830,000     12,092,000
Tycon Plaza III              Virginia            3,255,000      7,794,000     1,050,000      3,255,000      8,844,000     12,099,000
6110 Executive Boulevard     Maryland            4,621,000     11,895,000     1,858,000      4,621,000     13,753,000     18,374,000
1220 19th Street             Washington, D.C.    7,802,000     11,366,000       305,000      7,802,000     11,671,000     19,473,000
Maryland Trade Center I      Maryland            3,330,000     12,747,000       974,000      3,330,000     13,721,000     17,051,000
Maryland Trade Center II     Maryland            2,826,000      9,487,000       442,000      2,826,000      9,929,000     12,755,000
1600 Wilson Boulevard        Virginia            6,661,000     16,740,000       291,000      6,661,000     17,031,000     23,692,000
7900 Westpark Drive          Virginia           12,049,000     64,212,000             -     12,049,000     64,212,000     76,261,000
                                               -----------   ------------   -----------    -----------   ------------   ------------
                                                60,706,000    176,119,000    32,152,000     60,706,000    208,271,000    268,977,000
                                               -----------   ------------   -----------    -----------   ------------   ------------
SHOPPING CENTERS
Concord Centre               Virginia              413,000        850,000     2,792,000        413,000      3,642,000      4,055,000
Bradlee                      Virginia            4,152,000      5,428,000     3,773,000      4,152,000      9,201,000     13,353,000
Clairmont                    Maryland              155,000        892,000       683,000        155,000      1,575,000      1,730,000
Dover Mart                   Delaware              244,000        464,000       728,000        244,000      1,192,000      1,436,000
Chevy Chase Metro Plaza      Washington, D.C.    1,549,000      4,304,000     3,006,000      1,549,000      7,310,000      8,859,000
Prince William Plaza         Virginia              171,000        820,000       986,000        171,000      1,806,000      1,977,000
Takoma Park                  Maryland              415,000      1,085,000         1,000        415,000      1,086,000      1,501,000
Westminster                  Maryland              553,000      1,889,000     1,791,000        553,000      3,680,000      4,233,000
Wheaton Park                 Maryland              623,000        857,000     3,385,000        623,000      4,242,000      4,865,000
Montgomery Village Center    Maryland           11,624,000      9,105,000       770,000     11,624,000      9,875,000     21,499,000
Shoppes of Foxchase          Virginia            5,838,000      2,980,000     1,068,000      5,838,000      4,048,000      9,886,000
Frederick County Square (e)  Maryland            6,561,000      6,830,000       833,000      6,561,000      7,663,000     14,224,000
                                               -----------   ------------   -----------    -----------   ------------   ------------
                                                32,298,000     35,504,000    19,816,000     32,298,000     55,320,000     87,618,000
                                               -----------   ------------   -----------    -----------   ------------   ------------
APARTMENT BUILDINGS
Country Club Towers          Virginia              299,000      2,561,000     2,553,000        299,000      5,114,000      5,413,000
Munson Hill Towers           Virginia           (a)      -      3,337,000     3,957,000      (a)     -      7,294,000      7,294,000
Park Adams                   Virginia              287,000      1,654,000     3,399,000        287,000      5,053,000      5,340,000
Roosevelt Towers             Virginia              336,000      1,996,000     1,755,000        336,000      3,751,000      4,087,000
3801 Connecticut Avenue      Washington, D.C.      420,000      2,678,000     4,232,000        420,000      6,910,000      7,330,000
The Ashby at McLean          Virginia            4,356,000     17,125,000       815,000      4,356,000     17,940,000     22,296,000
Walker House Apartments      Virginia            2,851,000      7,946,000       280,000      2,851,000      8,226,000     11,077,000
Bethesda Hill                Maryland            3,900,000     13,338,000        98,000      3,900,000     13,436,000     17,336,000
                                               -----------   ------------   -----------    -----------   ------------   ------------
                                                12,449,000     50,635,000    17,089,000     12,449,000     67,724,000     80,173,000
                                               -----------   ------------   -----------    -----------   ------------   ------------

                               Accumulated
                               Depreciation
                                    at
                               December 31,        Date of              Date of             Net Rentable               Depreciation
                                   1997          Construction         Acquisition         Square Feet (f)    Units       Life (c)
                               ------------      ------------         -----------         ---------------    -----     ------------
OFFICE BUILDINGS
The WRIT Building              $ 1,562,000           1965        August            1979        65,000                    31 Years
1901 Pennsylvania Avenue         3,252,000           1960        May               1977        97,000                    28 Years
51 Monroe Street                 6,434,000           1975        August            1979       210,000                    41 Years
444 North Frederick Avenue         749,000           1981        October           1989        66,000                    50 Years
7700 Leesburg Pike                 789,000           1976        October           1990       145,000                    50 Years
Arlington Financial Center         385,000           1963        June              1992        51,000                    50 Years
515 King Street                    511,000           1966        July              1992        78,000                    50 Years
The Lexington Building              75,000           1970        November          1993        47,000                    50 Years
The Saratoga Building              208,000           1977        November          1993        59,000                    50 Years
Brandywine Center                   56,000           1969        November          1993        35,000                    50 Years
Tycon Plaza II                     668,000           1981        June              1994       131,000                    50 Years
Tycon Plaza III                    632,000           1978        June              1994       152,000                    50 Years
6110 Executive Boulevard         1,195,000           1971        January           1995       199,000                    30 Years
1220 19th Street                   845,000           1976        November          1995       104,000                    30 Years
Maryland Trade Center I            800,000           1981        May               1996       191,000                    30 Years
Maryland Trade Center II           555,000           1984        May               1996       159,000                    30 Years
1600 Wilson Boulevard              116,000           1973        October           1997       167,000                    30 Years
7900 Westpark Drive                290,000        1972/1986      November          1997       478,000                    30 Years
                               -----------                                                  ---------
                                19,122,000                                                  2,434,000
                               -----------                                                  ---------
SHOPPING CENTERS
Concord Centre                   1,127,000           1960        December          1973        76,000                    33 Years
Bradlee                          3,220,000           1955        December          1984       168,000                    40 Years
Clairmont                          766,000           1965        December          1976        40,000                    39 Years
Dover Mart                         492,000           1960        January           1973        44,000                    40 Years
Chevy Chase Metro Plaza          1,454,000           1975        September         1985        51,000                    50 Years
Prince William Plaza               821,000           1967        August            1968        55,000                    50 Years
Takoma Park                        773,000           1962        July              1963        59,000                    50 Years
Westminster                      1,977,000           1969        September         1972       165,000                    37 Years
Wheaton Park                       554,000           1967        September         1977        71,000                    49 Years
Montgomery Village Center          902,000           1969        December          1992       196,000                    50 Years
Shoppes of Foxchase                286,000           1960        June              1994       128,000                    50 Years
Frederick County Square (e)        579,000           1973        August            1995       233,000                    30 Years
                               -----------                                                  ---------
                                12,951,000                                                  1,286,000
                               -----------                                                  ---------
APARTMENT BUILDINGS
Country Club Towers              2,747,000           1965        July              1969       276,000          227       35 Years
Munson Hill Towers               3,686,000           1963        January           1970       340,000          279       33 Years
Park Adams                       2,107,000           1959        January           1969       210,000          200       35 Years
Roosevelt Towers                 2,004,000           1964        May               1965       229,000          191       40 Years
3801 Connecticut Avenue          3,719,000           1951        January           1963       242,000          307       30 Years
The Ashby at McLean                811,000           1982        August            1996       349,000          250       30 Years
Walker House Apartments            450,000           1971        March             1996       148,000          196       30 Years
Bethesda Hill                       62,000           1986        November          1997       226,000          195       30 Years
                               -----------                                                  ---------        -----
                                15,586,000                                                  2,020,000        1,845
                               -----------                                                  ---------        -----

                                                                    SCHEDULE III
                                                                     (Continued)

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                                                   Gross Amounts at which carried at
                                                            Initial Cost (b)         Net                      December 31, 1997
                                                          --------------------   Improvements     ----------------------------------
                                                                    Building    (Retirements)                Buildings
                                                                       and          since                       and
            Properties            Location                Land    Improvements   Acquisition      Land     Improvements    Total (d)
            ----------            --------                ----    ------------   -----------      ----     ------------    ---------
INDUSTRIAL DISTRIBUTION CENTERS
Pepsi-Cola                       Maryland          $    760,000  $  1,792,000  $ 1,560,000  $    760,000  $  3,352,000  $  4,112,000
Capitol Freeway Center           Washington, D.C.       300,000     1,205,000    2,627,000       300,000     3,832,000     4,132,000
Department of Commerce           Virginia               347,000     1,009,000    1,358,000       347,000     2,367,000     2,714,000
Fullerton                        Virginia               950,000     3,317,000      836,000       950,000     4,153,000     5,103,000
Ravensworth Center               Virginia               392,000     1,059,000      399,000       392,000     1,458,000     1,850,000
Shirley-I-395 Business Center    Virginia               652,000     1,265,000    1,102,000       652,000     2,367,000     3,019,000
V Street Distribution Center     Washington, D.C.       126,000       317,000      164,000       126,000       481,000       607,000
Charleston Business Center       Maryland             2,045,000     2,091,000      211,000     2,045,000     2,302,000     4,347,000
Tech 100 Industrial Park         Maryland             2,086,000     4,744,000      254,000     2,086,000     4,998,000     7,084,000
Crossroads Distribution Center   Maryland               894,000     1,945,000       24,000       894,000     1,969,000     2,863,000
The Alban Business Center        Virginia               878,000     3,298,000      332,000       878,000     3,630,000     4,508,000
The Earhart Building             Virginia               916,000     4,128,000       40,000       916,000     4,168,000     5,084,000
Ammendale Technology Park I      Maryland             1,335,000     6,492,000      144,000     1,335,000     6,636,000     7,971,000
Ammendale Technology Park II     Maryland               862,000     5,016,000       51,000       862,000     5,067,000     5,929,000
Pickett Industrial Park          Virginia             3,300,000     4,899,000       25,000     3,300,000     4,924,000     8,224,000
                                                   ------------  ------------  -----------  ------------  ------------  ------------
                                                     15,843,000    42,577,000    9,127,000    15,843,000    51,704,000    67,547,000
                                                   ------------  ------------  -----------  ------------  ------------  ------------
                  Totals                           $121,296,000  $304,835,000  $78,184,000  $121,296,000  $383,019,000  $504,315,000
                                                   ============  ============  ===========  ============  ============  ============

                                    Accumulated
                                    Depreciation
                                         at
                                    December 31,      Date of            Date of               Net Rentable             Depreciation
                                        1997        Construction       Acquisition           Square Feet (f)    Units     Life (c)
                                    ------------    ------------       -----------           ---------------    -----   ------------
INDUSTRIAL DISTRIBUTION CENTERS
Pepsi-Cola                          $   648,000          1971      October           1987         69,000                  40 Years
Capitol Freeway Center                1,721,000          1940      July              1974        145,000                  25 Years
Department of Commerce                1,628,000          1964      December          1971        105,000                  43 Years
Fullerton                             1,009,000          1980      September         1985        103,000                  50 Years
Ravensworth Center                      340,000          1965      December          1986         29,000                  40 Years
Shirley I-395 Business Center         1,389,000          1960      September         1961        113,000                  40 Years
V Street Distribution Center            238,000          1960      October           1973         31,000                  40 Years
Charleston Business Center              197,000          1973      November          1993         85,000                  50 Years
Tech 100 Industrial Park                401,000          1990      May               1995        167,000                  30 Years
Crossroads Distribution Center          135,000          1987      December          1995         85,000                  30 Years
The Alban Business Center               145,000          1981      October           1996         87,000                  30 Years
The Earhart Building                    143,000          1987      December          1996         92,000                  30 Years
Ammendale Technology Park I             192,000          1985      February          1997        167,000                  30 Years
Ammendale Technology Park II            143,000          1986      February          1997        108,000                  30 Years
Pickett Industrial Park                  27,000          1973      October           1997        246,000                  30 Years
                                    -----------                                                ---------
                                      8,356,000                                                1,632,000
                                    -----------                                                ---------        -----
                  Totals            $56,015,000                                                7,372,000        1,845
                                    ===========                                                =========        =====

Notes:
    (a) The site of Munson Hill Towers is rented under a lease requiring annual payments of $22,600 until the expiration of the lease in 2060.
    (b) The purchase of real estate investments has been divided between land and buildings and improvements on the basis of valuations by the Trust.
    (c) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.
    (d) At December 31, 1997 total land, buildings and improvements are carried at $489,744,000 for federal income tax purposes.
    (e) At December 31, 1997, the only mortgage encumbrance was the $7,461,000 mortgage note payable on Frederick County Square.
    (f)  Residential properties are presented in gross square feet.

                                                                    SCHEDULE III
                                                                     (Continued)

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)


The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995:

                                                                                  Years Ended December 31,
                                                                             ---------------------------------
                                                                             1997          1996           1995
                                                                             ----          ----           ----
REAL ESTATE ASSETS
     Balance, beginning of period                                           $352,579     $272,597       $206,378
     Additions - property acquisitions                                       138,802       69,888         58,746
               - improvements                                                 13,915       11,972          8,124
     Deductions - write-off of fully depreciated assets                         (981)      (1,878)          (651)
                                                                            --------     --------       --------
     Balance, end of period                                                 $504,315     $352,579       $272,597
                                                                            ========     ========       ========
ACCUMULATED DEPRECIATION
     Balance, beginning of period                                           $ 46,639     $ 41,021       $ 36,588
     Additions - depreciation                                                 10,357        7,496          5,084
     Deductions - write-off of fully depreciated assets                         (981)      (1,878)          (651)
                                                                            --------     --------       --------
     Balance, end of period                                                 $ 56,015     $ 46,639       $ 41,021
                                                                            ========     ========       ========

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARY

                           SUPPLEMENTARY INFORMATION:
                    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Quarter
                                                                  --------------------------------------------
                                                                  First       Second        Third       Fourth
                                                                  -----       ------        -----       ------
1997:
     Real estate rental revenue                                   $18,498    $19,104      $19,436      $22,391
     Net income                                                     7,028      7,140        7,664        8,304
     Net income per share                                           $0.22      $0.22        $0.23        $0.23

1996:
     Real estate rental revenue                                   $14,681    $15,830      $17,056      $17,974
     Net income                                                     6,952      7,083        6,848        7,081
     Net income per share                                           $0.22      $0.22        $0.22        $0.22
1995:
     Real estate rental revenue                                   $12,464    $12,828      $13,273      $14,032
     Net income                                                     6,159      6,198        6,835        6,911
     Net income per share                                           $0.22      $0.22        $0.22        $0.22