Form 10-Q
period 1998-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1998-05-14
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NO. 1-6622

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

           MARYLAND                                       53-0261100
 ------------------------------             ------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST   35,683,987


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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                                      INDEX

                                                                                        Page
Part I:  Financial Information
         ---------------------

                  Item 1.   Financial Statements
                            Consolidated Balance Sheets                                   3
                            Consolidated Statements of Income                             4
                            Consolidated Statements of Cash Flows                         5
                            Consolidated Statement of Changes in Shareholders' Equity     6
                            Notes to Financial Statements                                 7

                   Item 2.  Management's Discussion and Analysis                         12


Part II: Other Information
         -----------------

                  Item l.     Legal Proceedings                                          15

                  Item 2.    Changes in Securities                                       15

                  Item 3.    Defaults upon Senior Securities                             15

                  Item 4.    Submission of Matters to a Vote of Security Holders         15

                  Item 5.    Other Information                                           15

                  Item 6.    Exhibits and Reports on Form 8-K                            15

                  Signatures                                                             16


                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------

The information furnished in the accompanying Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1997 included in the Trust's 1997 Form 10-K Report filed with the Securities and Exchange Commission.

                                     Part I

                          Item I. Financial Statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          1998          1997
                                                      -----------   ------------

Assets
  Real estate at cost                                   $504,466      $504,315
  Accumulated depreciation                               (58,066)      (56,015)
                                                        --------      --------
          Total investment in real estate                446,400       448,300

  Cash and temporary investments                          22,535         7,908
  Rents and other receivables, net of allowance
      for doubtful accounts of $968 and $884,
      respectively                                         4,279         4,035
  Prepaid expenses and other assets                       15,374         8,328
                                                        --------      --------
                                                        $488,588      $468,571
                                                        ========      ========


Liabilities
  Accounts payable and other liabilities                  $7,953        $8,068
  Tenant security deposits                                 3,234         3,089
  Advance rents                                            2,916         2,615
  Mortgage note payable                                    7,438         7,461
  Lines of credit payable                                     --        95,250
  Notes payable                                          210,000       100,000
                                                        --------      --------
                                                         231,541       216,483
                                                        --------      --------


Shareholders' Equity
  Shares of beneficial interest; $.01 par value;
   100,000,000 shares authorized: 35,683,987 and
   35,678,110 shares issued and outstanding at
   March 31, 1998 and December 31, 1997,
   respectively                                              357           357
  Additional paid-in capital                             256,690       251,731
                                                        --------      --------
                                                         257,047       252,088
                                                        --------      --------
                                                        $488,588      $468,571
                                                        ========      ========


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                         1998             1997
                                                                      ----------       ----------
Real estate rental revenue                                              $24,501         $18,498
Real estate expenses                                                     (7,149)         (5,947)
                                                                        -------         -------
                                                                         17,352          12,551
Depreciation and amortization                                            (3,641)         (2,430)
                                                                        -------         -------
Income from real estate                                                  13,711          10,121

Other income                                                                230              70
Interest expense                                                         (3,778)         (2,207)
General and administrative                                               (1,527)           (956)
                                                                        -------         -------
Income before gain on sale of real estate                                 8,636           7,028
                                                                        -------         -------
Gain on sale of real estate                                               5,863               -
                                                                        -------         -------
Net Income                                                              $14,499          $7,028
                                                                        =======         =======

Per share information based on the
     weighted average number
     of shares outstanding

     Shares                                                          35,683,987      31,821,687

     Income before gain on sale of real estate per share--Basic           $0.24           $0.22
                                                                     ==========       =========
     Net income per share--Basic                                          $0.41           $0.22
                                                                     ==========       =========
     Dividends paid                                                       $0.27           $0.26
                                                                     ==========       =========

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             (Unaudited)
                                                    Three Months Ended March 31,
                                                        1998            1997
                                                    ------------    ------------

Cash Flow From Operating Activities
  Net income                                           $14,499        $7,028
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                           (5,863)            -
  Depreciation and amortization                          3,641         2,430
  Changes in other assets                                 (177)         (403)
  Changes in other liabilities                             425        (1,059)
                                                       -------        ------
    Net cash provided by operating activities           12,525         7,996
                                                       -------        ------
Cash Flow From Investing Activities
  Capital improvements to real estate                   (3,170)       (3,948)
  Non-real estate capital improvements                    (206)          (16)
  Real estate acquisitions                                   -       (13,732)
  Cash received for sale of real estate                  7,589             -
                                                       -------       -------
    Net cash provided by (used in) investing
      activities                                         4,213       (17,696)
                                                       -------       -------
Cash Flow From Financing Activities
  Dividends paid                                        (9,635)       (8,275)
  Net proceeds from debt offering                      102,797             -
  Borrowings -  Lines of credit                              -        17,000
  Repayments -  Lines of credit                        (95,250)            -
  Principal payments - Mortgage note payable               (23)          (31)
  Share options exercised                                    -           372
                                                       -------       -------
    Net cash provided by (used in) financing
      activities                                        (2,111)        9,066
                                                       -------       -------
Net increase (decrease) in cash and temporary
  investments                                           14,627          (634)
Cash and temporary investments at beginning of year      7,908         1,676
                                                       -------       -------

Cash and temporary investments at end of period        $22,535        $1,042
                                                       =======       =======
Supplemental disclosure of cash flow information:
Cash paid during the first three months for interest   $ 4,685        $3,876
                                                       =======       =======

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)
                                 (In Thousands)

                                                      Additional      Shareholders'
                            Shares     Par Value    Paid in Capital       Equity
                            -------    ---------    ---------------   ------------
Balance, December 31, 1997   35,678       $357          $251,731         $252,088
Net income                                                14,499           14,499
Dividends                                                 (9,635)          (9,635)
Share Options Exercised           6          0                95               95
                            -------    ---------    ---------------   ------------
Balance, March 31, 1998      35,684       $357          $256,690         $257,047
                            =======    =========    ===============   ============


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)


NOTE 1: NATURE OF BUSINESS
--------------------------
Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region.

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

NOTE 2: ACCOUNTING POLICIES
---------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although WRIT believes that the disclosures made are adequate to make the information presented not misleading.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, WRIT adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of SFAS No. 130 did not have a material effect on WRIT's financial statements.

In 1997, WRIT adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and other Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial information about operating segments. See Note 7 for WRIT's disclosure of certain operating information for each of its four property types: Office Buildings, Industrial Distribution Centers, Apartment Buildings and
Shopping Centers.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)


In February 1998, SFAS No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits" ("SFAS No. 132") was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on the changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997, and is not expected to have a material effect on WRIT's financial statements.

REVENUE RECOGNITION

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income from its residential and commercial leases when earned and accounts for all rental abatements on a straight-line basis.

DEFERRED FINANCING COSTS

Costs associated with the issuance of notes payable are capitalized and amortized using the effective interest rate method over the term of the related notes.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the three months ended March 31, 1998, no such losses were recorded.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments includes cash equivalents with original maturities of 90 days or less.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)



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

EARNINGS PER SHARE

WRIT has computed basic earnings per share. The difference between basic earnings per share and diluted earnings per share is immaterial and therefore not presented.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                      March 31, 1998
                                                      (In Thousands)
                                                      --------------
     Office buildings                                    $270,973
     Industrial distribution centers                       64,845
     Apartment buildings                                   80,476
     Shopping centers                                      88,172
                                                         --------
                                                         $504,466
                                                         ========

NOTE 4:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------
As of March 31, 1998, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. Also, during the first quarter of 1998 WRIT also had an unsecured bridge loan commitment which expired in February 1998. No amounts were outstanding under the credit commitments or the bridge loan commitment as of March 31, 1998. Under the terms of the credit commitments and the bridge loan commitment, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments and the bridge loan commitment during the three months ended March 31, 1998 bore interest at rates ranging from 6.61% to 8.50% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation and all unpaid principal and interest are due January 31, 1999.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)


The credit commitments require WRIT to pay the lenders unused commitment fees at the rate of 0.175% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. These fees are payable quarterly. At March 31, 1998, the entire amounts available under the credit commitments were unused. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of March 31, 1998.

NOTE 5: NOTES PAYABLE
---------------------
On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46% and the 10 year notes bear an effective interest rate of 7.49% for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of March 31, 1998.

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74 %. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings, including the settlement of certain interest rate lock agreements, of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

NOTE 6: SALE OF REAL ESTATE
---------------------------
On March 23, 1998, WRIT sold the Shirley-395 Business Center. The property was sold for approximately $7.6 million resulting in a gain of approximately $5.9 million. WRIT intends to use the proceeds from the sale to invest in other real estate.

NOTE 7: SEGMENT INFORMATION
---------------------------
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 50% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 12% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 21% of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 17% of real estate rental revenue and are retail outlets for a variety of stores.

The accounting policies of the segments are the same as those described in Note
2. WRIT evaluates performance based upon income from real estate from the combined properties in each segment. WRIT's reportable segments are a consolidation of related properties which offer different products. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

                                                THREE MONTHS ENDED MARCH 31, 1998
                                                ---------------------------------
                                     Office         Industrial       Apartment       Shopping       Corporate
                                    Buildings        Centers         Buildings        Centers       and Other     Consolidated
                                 ---------------- --------------- ---------------- -------------- -------------- ---------------
Real estate rental revenue               $12,364          $2,860           $5,159         $4,118           $  -         $24,501
Real estate expenses                       3,905             557            1,896            791              -           7,149
Depreciation and amortization              2,049             459              637            496              -           3,641
                                 ---------------- --------------- ---------------- -------------- -------------- ---------------
Income from real estate                    6,410           1,844            2,626          2,831              -          13,711
Other income                                                                                                230             230
Interest expense                                                                            (167)        (3,611)         (3,778)
General and administrative                                                                               (1,527)         (1,527)
                                 ---------------- --------------- ---------------- -------------- -------------- ---------------
Net income                                $6,410          $1,844           $2,626         $2,664        $(4,908)         $8,636
                                 ================ =============== ================ ============== ============== ===============

Capital investments                       $1,996            $317             $303           $554           $206          $3,376
                                 ================ =============== ================ ============== ============== ===============

Total assets                            $253,817         $58,128          $64,834        $77,345        $34,464        $488,588
                                 ================ =============== ================ ============== ============== ===============


                                                THREE MONTHS ENDED MARCH 31, 1997
                                                ---------------------------------
                                     Office         Industrial       Apartment       Shopping       Corporate
                                    Buildings        Centers         Buildings        Centers       and Other     Consolidated
                                 ---------------- --------------- ---------------- -------------- -------------- ----------------
Real estate rental revenue                $8,060          $2,164           $4,339         $3,935           $  -          $18,498
Real estate expenses                       2,917             451            1,698            881              -            5,947
Depreciation and amortization              1,206             319              487            418              -            2,430
                                 ---------------- --------------- ---------------- -------------- -------------- ----------------
Income from real estate                    3,937           1,394            2,154          2,636              -           10,121
Other income                                                                                                 70               70
Interest expense                                                                            (171)        (2,036)          (2,207)
General and administrative                                                                                 (956)            (956)
                                 ---------------- --------------- ---------------- -------------- -------------- ----------------
Net income                                $3,937          $1,394           $2,154         $2,465        $(2,922)          $7,028
                                 ================ =============== ================ ============== ============== ================

Capital investments                       $1,735         $13,935             $414         $1,596           $ 16          $17,696
                                 ================ =============== ================ ============== ============== ================

Total assets                            $151,366         $52,484          $47,048        $76,662         $5,963         $333,523
                                 ================ =============== ================ ============== ============== ================

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATION
--------------------

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

REAL ESTATE RENTAL REVENUE: Three Months Ended March 31, 1998 Compared to the
-----------------------------------------------------------------------------
Three Months Ended March 31, 1997
---------------------------------

Total revenues for the first quarter of 1998 increased 32.5% ($6.0 million) to $24.5 million from $18.5 million in the first quarter of 1997.

For the first quarter of 1998, WRIT's office buildings had increases of 53.4% in revenues and 64.5% in operating income, over the first quarter of 1997. These increases were due primarily to the acquisition of 1600 Wilson Boulevard office building in October 1997 and 7900 Westpark Drive in November 1997. Comparing those office buildings owned by WRIT for the entire first quarter of 1997 to their results in the first quarter of 1998, revenue and operating income increased 8.2% and 15.2% respectively, over the first quarter of 1997. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector and decreased operating expenses (primarily utilities expense and snow removal) resulting from a milder winter season in 1998 as compared to 1997.

For the first quarter of 1998, WRIT's industrial distribution center revenues and operating income increased 32.2% and 34.5% respectively, over the first quarter of 1997. This was due primarily to the acquisitions of Ammendale Technology Park I and II in February 1997 and Pickett Industrial Park in October 1997. Comparing those industrial distribution centers owned by WRIT for the first quarter of 1997 to their same results in the first quarter of 1998, revenue and operating income increased by 3.0% and 5.2% respectively, from the first quarter of 1997. These increases are primarily due to increased rental rates.

For the first quarter of 1998, WRIT's apartment revenues and operating income increased 18.9% and 23.5% respectively, over the first quarter of 1997. These increases were due primarily to the acquisition of the Bethesda Hill Apartments in November 1997. Comparing those apartment buildings owned by WRIT for the entire first quarter of 1997 to their results in the first quarter of 1998, revenue and operating income increased 2.5% and 4.7% respectively, over the first quarter of 1997. The increases in revenues and operating income were due primarily to increased rental rates for the sector and decreased operating expense.

For the first quarter of 1998, WRIT's shopping centers had increases of 4.7% in revenues and 8.9% in operating income over the first quarter of 1997. These increases were due primarily to rental rate and occupancy gains for the sector and decreased common area maintenance expense (primarily snow removal) due to a milder winter season in 1998 as compared to 1997. There were no property additions in WRIT's shopping center portfolio in the first quarter of 1998 compared to the first quarter of 1997.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS:  Three Months Ended
-----------------------------------------------------------------------
March 31, 1998 Compared to the Three Months Ended March 31, 1997
----------------------------------------------------------------

Depreciation and amortization expense increased $1.2 million or 49.9% to $3.6 million as compared to $2.4 million for the first quarter of 1997. This is primarily due to 1997 acquisitions of $138.8 million and 1997 capital and tenant improvement expenditures which totaled $13.9 million.

Real estate expenses increased $1.2 million or 20.2% to $7.1 million as compared to $5.9 million for the first quarter of 1997. This increase is primarily due to expenses relating to properties acquired in 1997, as well as decreased utility expenses, operating services and snow removal costs resulting from a milder winter season in 1998 as compared to 1997.

Other income increased as compared to the first quarter of 1997 due to increased investment earnings. This increase resulted from a higher average balance of cash and temporary investments in the first quarter of 1998 as compared to the first quarter of 1997.

Total interest expense was $3.8 million for the first quarter of 1998 as compared to $2.2 million for the first quarter of 1997. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998 and due to a higher average amount outstanding under WRIT's lines of credit in the first quarter of 1998. For the first quarter of 1998, notes payable interest expense was $2.6 million, lines of credit interest expense was $1.0 million attributable to advances for 1997 acquisitions and mortgage interest expense was $167,000. For the first quarter of 1997, notes payable interest expense was $1.9 million, lines of credit interest expense was $167,000 and mortgage interest expense was $170,000.

General and administrative expenses increased $571,000 to $1.5 million as compared to $956,000 for the first quarter of 1997. The increase is primarily attributable to personnel additions in 1997 and 1998, increased incentive compensation, and increased professional fees. For the first quarter of 1998, general and administrative expenses as a percentage of revenue were 6.23% as compared to 5.17% for the first quarter of 1997.

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

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


WRIT has line of credit commitments in place from commercial banks for up to $75.0 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31, 1998, WRIT had no amounts outstanding under its lines of credit.

In March 1998, WRIT filed a shelf registration statement with the Securities and Exchange Commission which registered up to 4,500,000 common shares for issuance at WRIT's option. The shares may be issued in exchange for properties or interests in certain property owning entities. The shelf registration may facilitate the acquisition of properties in exchange for shares and will remain effective for an indefinite period as long as WRIT continues to meet certain Securities and Exchange Commission reporting requirements.

Cash flow from operating activities totaled $12.2 million for the first three months of 1998, as a result of net income before gain on sale of real estate of $8.6 million, depreciation and amortization of $3.6 million, increases in other assets of $177,000 and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $425,000. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first three months of 1998 was $4.4 million, including cash received for sale of real estate of $7.6 million net of capital improvements to real estate of $3.2 million and non-real estate capital improvements of $206,000.

Net cash used in financing activities for the first three months of 1998 was $2.0 million, including line of credit repayments of $95.3 million, proceeds from debt offering of $102.8 million, principal repayments of $23,000 on the mortgage note payable and $9.6 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of March 31, 1998, WRIT Limited Partnership has acquired 14 properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

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

                                 WASHINGTON REAL ESTATE INVESTMENT TRUST

                                          /s/ Larry E. Finger
                                  ________________________________________
                                  Larry E. Finger,
                                  Senior Vice President Finance
                                  and Chief Financial Officer


                                          /s/ Laura M. Franklin
                                  ________________________________________
                                  Laura M. Franklin,
                                  Vice President Finance
                                  and Chief Accounting Officer

Date: May 15, 1998