Form 10-Q
period 1998-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1998-08-13
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR QUARTER ENDED JUNE 30, 1998 COMMISSION FILE NO. 1-6622

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

                    SHARES OF BENEFICIAL INTEREST 35,692,042


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                            YES     X           NO
                                 _____              _____

                    WASHINGTON REAL ESTATE INVESTMENT TRUST


                                     INDEX

                                                                                    Page
                                                                                    ----
Part I:     Financial Information

            Item l.   Financial Statements
                      Consolidated Balance Sheets                                     3
                      Consolidated Statements of Income                               4
                      Consolidated Statements of Cash Flows                           5
                      Consolidated Statement of Changes in Shareholders' Equity       6
                      Notes to Financial Statements                                   7

             Item 2.  Management's Discussion and Analysis                           13


Part II:    Other Information

            Item l.     Legal Proceedings                                            18

            Item 2.    Changes in Securities                                         18

            Item 3.    Defaults upon Senior Securities                               18

            Item 4.    Submission of Matters to a Vote of Security Holders           18

            Item 5.    Other Information                                             19

            Item 6.    Exhibits and Reports on Form 8-K                              19

            Signatures                                                               20


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

                                     PART I
                          ITEM I. FINANCIAL STATEMENTS

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)

                                                                   (Unaudited)
                                                                     June 30,                 December 31,
                                                                       1998                       1997
                                                                ----------------           ---------------
Assets
  Real estate at cost                                                $544,135                  $504,315
  Accumulated depreciation                                            (61,195)                  (56,015)
                                                              ----------------           ---------------
          Total investment in real estate                             482,940                   448,300

  Cash and temporary investments                                        8,074                     7,908
  Rents and other receivables, net of allowance for doubtful
      accounts of $693 and $884, respectively                           4,034                     4,035
  Prepaid expenses and other assets                                    14,818                     8,328
                                                              ----------------           ---------------

                                                                     $509,866                  $468,571
                                                              ================           ===============

Liabilities
  Accounts payable and other liabilities                              $12,471                    $8,068
  Tenant security deposits                                              3,690                     3,089
  Advance rents                                                         2,283                     2,615
  Mortgage note payable                                                 7,392                     7,461
  Lines of credit payable                                              17,000                    95,250
  Notes payable                                                       210,000                   100,000
                                                              ----------------           ---------------

                                                                      252,836                   216,483
                                                              ----------------           ---------------

Minority interest                                                       1,504                         -
                                                              ----------------           ---------------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,683,987 and 35,678,110 shares issued and outstanding at June 30, 1998 and December 31,
   1997, respectively                                                     357                       357
  Additional paid-in capital                                          255,169                   251,731
                                                              ----------------           ---------------
                                                                      255,526                   252,088
                                                              ----------------           ---------------

                                                                     $509,866                  $468,571
                                                              ================           ===============


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                  (Unaudited)


                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                    1998              1997            1998               1997
                                                -------------      ------------    ------------       -----------

Real estate rental revenue                           $25,413           $19,104         $49,914           $37,602
Real estate expenses                                  (7,812)           (6,185)        (14,942)          (12,132)
                                                -------------      ------------    ------------       -----------
                                                      17,601            12,919          34,972            25,470
Depreciation and amortization                         (3,743)           (2,557)         (7,383)           (4,987)
                                                -------------      ------------    ------------       -----------
Income from real estate                               13,858            10,362          27,589            20,483

Other income                                             316               157             547               227
Interest expense                                      (4,237)           (2,379)         (8,015)           (4,586)
General and administrative                            (1,650)           (1,001)         (3,178)           (1,957)
                                                -------------      ------------    ------------       -----------

Income before gain on sale of real estate              8,287             7,139          16,943            14,167
                                                -------------      ------------    ------------       -----------

Gain on sale of real estate                               64                 -           5,926                 -
                                                -------------      ------------    ------------       -----------

Net Income                                            $8,351            $7,139         $22,869           $14,167
                                                =============      ============    ============       ===========

Per share information based on the
     weighted average number
     of shares outstanding

Shares-- Basic                                    35,685,138        31,821,844      35,684,566        31,751,734

Shares-- Diluted                                  35,804,994        31,841,843      35,797,620        31,776,162

Net income per share-- Basic                           $0.23             $0.22           $0.64             $0.45
                                                =============      ============    ============       ===========

Net income per share-- Diluted                         $0.23             $0.22           $0.64             $0.45
                                                =============      ============    ============       ===========

Dividends paid                                         $0.28             $0.27           $0.55             $0.53
                                                =============      ============    ============       ===========


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              (Unaudited)
                                                                       Six Months Ended June 30,
                                                                        1998               1997
                                                                      ----------        -----------
Cash Flow From Operating Activities
  Net income                                                            $22,869            $14,167
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                            (5,926)                 -
  Depreciation and amortization                                           7,383              4,987
  Changes in other assets                                                   388               (672)
  Changes in other liabilities                                            4,675                723
                                                                      ----------        -----------

    Net cash provided by operating activities                            29,389             19,205
                                                                      ----------        -----------


Cash Flow From Investing Activities
  Capital improvements to real estate                                    (7,847)            (6,650)
  Non-real estate capital improvements                                     (320)               (42)
  Real estate acquisitions                                              (35,342)           (13,732)
  Cash received for sale of real estate                                   9,239                  -
                                                                      ----------        -----------

    Net cash used in investing activities                               (34,270)           (20,424)
                                                                      ----------        -----------


Cash Flow From Financing Activities
  Dividends paid                                                        (19,626)           (16,869)
  Net proceeds from debt offering                                       102,797                  -
  Borrowings -  Lines of credit                                          17,000             18,000
  Repayments -  Lines of credit                                         (95,250)                 -
  Principal payments -  Mortgage note payable                               (69)               (63)
  Share options exercised                                                   195                372
                                                                      ----------        -----------

    Net cash provided by financing activities                             5,047              1,440
                                                                      ----------        -----------

Net increase (decrease) in cash and temporary investments                   166                221
Cash and temporary investments at beginning of year                       7,908              1,676
                                                                      ----------        -----------

Cash and temporary investments at end of period                          $8,074             $1,897
                                                                      ==========        ===========


Supplemental disclosure of cash flow information:
Cash paid during the first six months for interest                       $4,690             $4,409
                                                                      ==========        ===========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                                 (In Thousands)

                                                                        Additional       Shareholders'
                                    Shares            Par Value       Paid in Capital      Equity
                               -----------------    --------------    ---------------    ------------
Balance, December 31, 1997               35,678              $357           $251,731        $252,088
Net  income                                                                   22,869          22,869
Dividends                                                                    (19,626)        (19,626)
Share Options Exercised                      14                 0                195             195
                               -----------------    --------------    ---------------    ------------

Balance, June 30, 1998                   35,692              $357           $255,169        $255,526
                               =================    ==============    ===============    ============



                 See accompanying notes to financial statements

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)


NOTE 1: NATURE OF BUSINESS
Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region.

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

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)


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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses were recorded in the six months ended June 30, 1998.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments includes cash equivalents with original maturities of 90 days or less.

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)


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

NOTE 3: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:


                                                                June 30, 1998
                                                                (In Thousands)
                                                                --------------
               Office buildings                                     $274,230
               Industrial distribution centers                        94,060
               Apartment buildings                                    81,279
               Shopping centers                                       94,566
                                                                    --------
                                                                    $544,135
                                                                    ========


Properties acquired by WRIT during the first six months of 1998 are as follows:

                                                                                 Acquisition
Acquisition           Property                        Property       Rentable       Cost (in
    Date                Name                           Type       Square Feet     thousands)
--------------------------------------------------------------------------------------------

May 22, 1998    Northern Virginia Industrial Park    Industrial      790,000        $30,350
June 23, 1998   800 South Washington Street            Retail         45,000         $6,100


NOTE 4:  UNSECURED LINES OF CREDIT PAYABLE
As of June 30, 1998, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. $17 million was outstanding under the credit commitments as of June 30, 1998. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments and an unsecured bridge loan commitment (which expired in February 1998) during the six months ended June 30, 1998 bore interest at rates ranging from 6.39% to 8.50% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation, and all unpaid principal and interest are due January 31, 1999.

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)


The credit commitments require WRIT to pay the lenders unused commitment fees at the rate of 0.175% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. These fees are payable quarterly. At June 30, 1998, $58 million was available under the credit commitments. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of June 30, 1998.

NOTE 5: NOTES PAYABLE
On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46%, and the 10 year notes bear an effective interest rate of 7.49%, for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of June 30, 1998.

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

NOTE 6: SALE OF REAL ESTATE
On March 23, 1998, WRIT sold the Shirley-395 Business Center. The property was sold for approximately $7.6 million in cash resulting in a gain of approximately $5.9 million. On May 7, 1998, WRIT sold the 5410 Port Royal Business Center. The property was sold for approximately $1.7 million in cash resulting in a $64,000 gain. WRIT used the proceeds from the sales to invest in other real estate (see Notes 3 and 7).

NOTE 7: SEGMENT INFORMATION
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 49% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 13% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 20% of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 17% of real estate rental revenue and are retail outlets for a variety of stores.

The accounting policies of the segments are the same as those described in Note
2. WRIT evaluates performance based upon operating income from the combined properties in each segment. WRIT's reportable segments are a consolidation of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)


                                              (in thousands)
                                      THREE MONTHS ENDED JUNE 30, 1998
                                      --------------------------------
                                  Office    Industrial Apartment  Shopping   Corporate
                                 Buildings   Centers   Buildings   Centers   and Other Consolidated
                                -------------------------------------------------------------------
Real estate rental revenue       $12,555     $3,256     $5,290     $4,312      $  -      $25,413
Real estate expenses               4,219        655      2,014        924         -        7,812
                                ------------------------------------------------------------------
Operating income                   8,336      2,601      3,276      3,388         -       17,601
Depreciation and amortization      2,061        542        648        492         -        3,743
                                ------------------------------------------------------------------
Income from real estate            6,275      2,059      2,628      2,896         -       13,858
Other income                                                                    316          316
Interest expense                                                    (167)   (4,070)      (4,237)
General and administrative                                                  (1,650)      (1,650)
                                ==================================================================
Net income before gain on sale
of real estate                    $6,275     $2,059     $2,628     $2,729  $(5,404)       $8,287
                                ==================================================================

Capital investments               $3,292    $29,594       $792     $6,414      $114      $40,206
                                ==================================================================

Total assets                    $254,563    $87,491    $64,992    $83,476   $19,344     $509,866
                                ==================================================================



                                              (in thousands)
                                        THREE MONTHS ENDED JUNE 30, 1997
                                        --------------------------------
                                  Office    Industrial Apartment  Shopping   Corporate
                                 Buildings   Centers   Buildings   Centers   and Other Consolidated
                                ------------------------------------------------------------------
Real estate rental revenue         $8,282     $2,486     $4,394     $3,942      $  -    $19,104
Real estate expenses                2,987        552      1,737        909         -      6,185
                                ------------------------------------------------------------------
Operating income                    5,295      1,934      2,657      3,033         -     12,919
Depreciation and amortization       1,223        407        488        439         -      2,557
                                ------------------------------------------------------------------
Income from real estate             4,072      1,527      2,169      2,594         -     10,362
Other income                                                                     157        157
Interest expense                                                     (170)   (2,209)    (2,379)
General and administrative                                                   (1,001)    (1,001)
                                ==================================================================
Net income                         $4,072     $1,527     $2,169     $2,424  $(3,053)     $7,139
                                ==================================================================

Capital investments                  $993       $242       $790       $599       $26     $2,650
                                ==================================================================

                      WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)



                                              (in thousands)
                                       SIX MONTHS ENDED JUNE 30, 1998
                                       ------------------------------
                                  Office    Industrial Apartment  Shopping   Corporate
                                 Buildings   Centers   Buildings   Centers   and Other Consolidated
                                ------------------------------------------------------------------
Real estate rental revenue        $24,917     $6,117    $10,449     $8,431      $  -    $49,914
Real estate expenses                8,095      1,212      3,916      1,719         -     14,942
                                ------------------------------------------------------------------
Operating income                   16,822      4,905      6,533      6,712         -     34,972
Depreciation and amortization       4,108      1,002      1,285        988         -      7,383
                                ------------------------------------------------------------------
Income from real estate            12,714      3,903      5,248      5,724         -     27,589
Other income                                                                     547        547
Interest expense                                                     (334)   (7,681)    (8,015)
General and administrative                                                   (3,178)    (3,178)
                                ==================================================================
Net income                        $12,714     $3,903     $5,248     $5,390 $(10,312)    $16,943
                                ==================================================================

Capital investments                $5,220    $29,898     $1,097     $6,975      $320    $43,510
                                ==================================================================


                                              (in thousands)
                                       SIX MONTHS ENDED JUNE 30, 1997
                                       ------------------------------
                                  Office    Industrial Apartment  Shopping   Corporate
                                 Buildings   Centers   Buildings   Centers   and Other Consolidated
                                ------------------------------------------------------------------
Real estate rental revenue        $16,342     $4,650     $8,733     $7,877      $  -    $37,602
Real estate expenses                5,897      1,004      3,441      1,790         -     12,132
                                ------------------------------------------------------------------
Operating income                   10,445      3,646      5,292      6,087         -     25,470
Depreciation and amortization       2,428        727        974        858         -      4,987
                                ------------------------------------------------------------------
Income from real estate             8,017      2,919      4,318      5,229         -     20,483
Other income                                                                     227        227
Interest expense                                                     (340)   (4,246)    (4,586)
General and administrative                                                   (1,957)    (1,957)
                                ==================================================================
Net income                         $8,017     $2,919     $4,318     $4,889  $(5,976)    $14,167
                                ==================================================================

Capital investments                $2,846    $14,173     $1,195     $2,168       $42    $20,424
                                ==================================================================

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

REAL ESTATE RENTAL REVENUE: Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

Total revenues for the second quarter of 1998 increased 33.0% ($6.3 million) to $25.4 million from $19.1 million in the second quarter of 1997.

For the second quarter of 1998, WRIT's office buildings had increases of 51.6% in revenues and 57.4% in operating income, over the second quarter of 1997. These increases were primarily due to the acquisition of 1600 Wilson Boulevard in October 1997 and 7900 Westpark Drive in November 1997 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire second quarter of 1997 to their results in the second quarter of 1998, revenue and operating income increased 8.2% and 11.8% respectively, over the second quarter of 1997. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector and decreased bad debt expense.

For the second quarter of 1998, WRIT's industrial distribution center revenues and operating income increased 31.0% and 34.4% respectively, over the second quarter of 1997. This was primarily due to the acquisitions of Pickett Industrial Park in October 1997 and Northern Virginia Industrial Park in May 1998 and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire second quarter of 1997 to their results in the second quarter of 1998, revenue and operating income increased by 15.2% and 19.6% respectively, over the second quarter of 1997. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries.

For the second quarter of 1998, WRIT's apartment revenues and operating income increased 20.4% and 23.3% respectively, over the second quarter of 1997. These increases were primarily due to the acquisition of the Bethesda Hill Apartments in November 1997 and increased core portfolio operating income. Comparing those apartment buildings owned by WRIT for the entire second quarter of 1997 to their results in the second quarter of 1998, revenue and operating income increased 3.0% and 3.9% respectively, over the second quarter of 1997. The increases in revenues and operating income were primarily due to increased rental rates for the sector.

For the second quarter of 1998, WRIT's shopping centers had increases of 9.4% in revenues and 11.7% in operating income over the second quarter of 1997. These increases were primarily due to rental rate and occupancy gains for the sector. The addition of 800 South Washington Street to the shopping center sector in June

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


1998 did not have a significant impact on the sector's revenues or operating income in the second quarter of 1998 as compared to the second quarter of 1997.

REAL ESTATE RENTAL REVENUE: Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Total revenues for the six months ended June 30, 1998 increased 32.7% ($12.3 million) to $49.9 million from $37.6 million for the six months ended June 30, 1997.

For the six months ended June 30, 1998, WRIT's office buildings had increases of 52.5% in revenues and 61.1% in operating income, over the six months ended June 30, 1997. These increases were primarily due to the acquisition of 1600 Wilson Boulevard in October 1997 and 7900 Westpark Drive in November 1997 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire six months ended June 30, 1997 to their results for the six months ended June 30, 1998, revenue and operating income increased 8.2% and 13.1% respectively, over the six months ended June 30, 1997. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector and decreased bad debt expense.

For the six months ended June 30, 1998, WRIT's industrial distribution center revenues and operating income increased 31.5% and 34.5% respectively, over the six months ended June 30, 1997. This was due primarily to the acquisitions of Ammendale Technology Park in February 1997, Pickett Industrial Park in October 1997 and Northern Virginia Industrial Park in May 1998 and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire six months ended June 30, 1997 to their results for the six months ended June 30, 1998, revenue and operating income increased by 9.7% and 26.3% respectively, over the six months ended June 30, 1997. These increases are primarily due to increased rental rates, increased tenant pass through expense recoveries and decreased common area maintenance costs.

For the six months ended June 30, 1998, WRIT's apartment revenues and operating income increased 19.7% and 23.4% respectively, over the six months ended June 30, 1997. These increases were primarily due to the acquisition of the Bethesda Hill Apartments in November 1997 and increased core portfolio operating income. Comparing those apartment buildings owned by WRIT for the entire six months ended June 30, 1997 to their results for the six months ended June 30, 1998, revenue and operating income increased 2.8% and 2.4% respectively, over the six months ended June 30, 1997. The increases in revenues and operating income were due primarily to increased rental rates for the sector and decreased operating expense.

For the six months ended June 30, 1998, WRIT's shopping centers had increases of 7.0% in revenues and 10.3% in operating income over the six months ended June 30, 1997. These increases were primarily due to rental rate and occupancy gains for the sector as well as decreased operating expenses (primarily snow removal and utilities due to a milder winter in 1998 as compared to 1997). The addition of 800 South Washington Street to the shopping center sector in June 1998 did not have a significant impact on the sector's revenues or operating income in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

Real estate expenses increased $1.6 million or 26.3% to $7.8 million as compared to $6.2 million for the second quarter of 1997. This increase is primarily due to expenses relating to properties acquired in 1997 and 1998, as well as increased utility expenses in 1998 as compared to 1997.

Depreciation and amortization expense increased $1.2 million or 46.4% to $3.7 million as compared to $2.6 million for the second quarter of 1997. This is primarily due to 1997 and 1998 acquisitions of $138.8 million and $35.3 million, respectively, and 1997 and 1998 capital and tenant improvement expenditures which totaled $13.9 million and $7.8 million, respectively.

Other income increased as compared to the second quarter of 1997 due to increased investment earnings. This increase resulted from a higher average balance of cash and temporary investments in the second quarter of 1998 as compared to the second quarter of 1997.

Total interest expense was $4.2 million for the second quarter of 1998 as compared to $2.4 million for the second quarter of 1997. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998. For the second quarter of 1998, notes payable interest expense was $3.9 million, lines of credit interest expense was $139,000 and mortgage interest expense was $167,000. For the first quarter of 1997, notes payable interest expense was $1.9 million, lines of credit interest expense was $341,000 and mortgage interest expense was $170,000.

General and administrative expenses increased $0.6 million to $1.6 million as compared to $1.0 million for the second quarter of 1997. The increase is primarily attributable to personnel additions in 1997 and 1998, increased incentive compensation, and increased professional fees. For the second quarter of 1998, general and administrative expenses as a percentage of revenue were 6.5% as compared to 5.2% for the second quarter of 1997.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Real estate expenses increased $2.8 million or 23.2% to $14.9 million as compared to $12.1 million for the first six months of 1997. This increase is primarily due to expenses relating to properties acquired in 1997, offset by decreased utility expenses, operating services and snow removal costs resulting from a milder winter season in 1998 as compared to 1997.

Depreciation and amortization expense increased $2.4 million or 48.1% to $7.4 million as compared to $5.0 million for the first six months of 1997. This is primarily due to 1997 and 1998 acquisitions of $138.8 million and $35.3 million, respectively, and 1997 and 1998 capital and tenant improvement expenditures which totaled $13.9 million and $7.8 million, respectively.

Other income increased as compared to the first six months of 1997 due to increased investment earnings. This increase resulted from a higher average balance of cash and temporary investments in the first six months of 1998

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


as compared to the first six months of 1997.

Total interest expense was $8.0 million for the six months ended June 30, 1998 as compared to $4.6 million for the six months ended June 30, 1997. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998 and due to a higher average amount outstanding under WRIT's lines of credit in the first six months of 1998. For the six months ended June 30, 1998, notes payable interest expense was $6.2 million, lines of credit interest expense was $1.1 million attributable to advances for 1997 acquisitions and mortgage interest expense was $334,000. For the first six months of 1997, notes payable interest expense was $3.6 million, lines of credit interest expense was $508,000 and mortgage interest expense was $340,000.

General and administrative expenses increased $1.2 million to $3.2 million as compared to $2.0 million for the six months ended June 30, 1997. The increase is primarily attributable to personnel additions in 1997 and 1998, increased incentive compensation, increased shareholder expenses and increased professional fees. For the first six months of 1998, general and administrative expenses as a percentage of revenue were 6.4% as compared to 5.2% for the first six months of 1997.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from selling additional shares and/or the sale of medium or long-term notes. The funds raised would be used to pay off any outstanding advances on the Trust=s lines of credit and for new acquisitions and capital improvements.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of June 30, 1998, WRIT had $17 million outstanding under its lines of credit.

In March 1998, WRIT filed a shelf registration statement with the Securities and Exchange Commission which registered up to 4,500,000 common shares for issuance at WRIT's option. The shares may be issued in exchange for properties or certain interests in certain property owning entities. The shelf registration may facilitate the acquisition of properties in exchange for shares and will remain effective for an indefinite period as long as WRIT continues to meet certain Securities and Exchange Commission reporting requirements.

Cash flow from operating activities totaled $29.4 million for the first six months of 1998, as a result of net income before gain on sale of real estate of $16.9 million, depreciation and amortization of $7.4 million, decreases in other assets of $388,000 and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $4.7 million. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first six months of 1998 was $34.3 million, including cash received for sale of real estate of $9.2 million net of real estate acquisitions of $35.3 million, capital improvements to real estate of $7.8 million and non-real estate capital improvements of $320,000.

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Net cash provided by financing activities for the first three months of 1998 was $4.9 million, including proceeds from debt offering of $102.8 million, line of credit borrowings of $17 million, line of credit repayments of $95.3 million, principal repayments of $69,000 on the mortgage note payable and $19.6 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

Historically WRIT has acquired 100% ownership in property. However, in 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, in which WRIT currently owns 99.9% of the partnership interest. As of June 30, 1998, WRIT Limited Partnership has acquired 15 properties for cash contributed or loaned to the partnership by WRIT. WRIT intends to use WRIT Limited Partnership to offer property owners an opportunity to contribute properties in exchange for WRIT Limited Partnership units. Such a transaction will enable property owners to diversify their holdings and to obtain a tax deferred contribution for WRIT Limited Partnership units rather than make a taxable cash sale. To date, no such exchange transactions have occurred. WRIT believes that WRIT Limited Partnership will provide WRIT an opportunity to acquire real estate assets which might not otherwise have been offered to it.

YEAR 2000

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

                                    PART II

                               OTHER INFORMATION


      Item 1.           Legal Proceedings

                        None

      Item 2.           Changes in Securities

                        In connection with the acquisition of Northern Virginia Industrial Park ("NVIP"), WRIT formed WRIT-NVIP L.L.C. for the purpose of owning and operating nine of the buildings that comprise NVIP. WRIT-NVIP L.L.C. is a majority owned, consolidated subsidiary of WRIT. In connection with the formation of WRIT-NVIP L.L.C. and the purchase of NVIP, WRIT issued 85,500 Limited Liability Corporate Shares of WRIT-NVIP L.L.C. to one of NVIP's former owners. The shares are exchangeable, subject to certain limitations, for either cash or WRIT common shares after one year. The shares were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Act.

      Item 3.           Defaults Upon Senior Securities

                        None

      Item 4.           Submission of Matters to a Vote of Security Holders

      At WRIT's annual meeting of the Shareholders on June 24, 1998, the following members were elected to the Board of Trustees for a period of three years:
                                Affirmative     Negative
                                Votes           Votes
                                -----------------------------
       Edmund B. Cronin, Jr.    32,470,776      556,809
       John P. McDaniel         32,608,975      418,616
       David M. Osnos           32,595,087      432,504

      John M. McDaniel was elected as a successor Trustee for Benjamin H. Dorsey, who attained the age of 74 and retired from the Board per the trust's By-Laws. Trustees whose term of office continued after the meeting were Arthur A. Birney, William N. Cafritz, John M. Derrick, Jr. and Stanley P. Snyder

      The shareholders approved an amendment to the Declaration of Trust to modify certain investment policies with 23,145,691 votes in favor, 1,178,168 votes opposed and 531,635 votes abstained.

      The annual meeting was adjourned to September 17, 1998 in order to allow more time to obtain Shareholder votes regarding the following matters:
      1. To approve amendments to the Declaration of Trust to authorize the issuance of Preferred Shares.
      2. To approve an amendment to the Declaration of Trust to authorize the Trustees to adopt future changes to the Declaration of Trust to preserve REIT status.
      3. To approve amendments to the Declaration of Trust to revise the super-majority voting provision.


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



                              WASHINGTON REAL ESTATE INVESTMENT TRUST


                                          s/Larry E. Finger/
                              ________________________________________________
                              Larry E. Finger,
                              Senior Vice President Finance
                              and Chief Financial Officer



                                          s/Laura M. Franklin/
                              ________________________________________________
                              Laura M. Franklin,
                              Vice President Finance
                              and Chief Accounting Officer



Date: August 14, 1998