Form 10-Q
period 1998-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1998-11-13
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED SEPTEMBER 30, 1998   COMMISSION FILE NO. 1-6622
                         ------------------                       ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


                     MARYLAND                                                      53-0261100
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification Number)


              6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND 20852
-------------------------------------------------------------------------------
             (Address of principal executive office)     (Zip code)


       Registrant's telephone number, including area code (301) 984-9400
                                                         ---------------

      Former address: 10400 Connecticut Avenue Kensington, Maryland 20895
      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST


                                     INDEX

                                                                                  Page
                                                                                  ----
Part I:  Financial Information
         ---------------------

                Item l.  Financial Statements
                         Consolidated Balance Sheets                                 3
                         Consolidated Statements of Income                           4
                         Consolidated Statements of Cash Flows                       5
                         Consolidated Statement of Changes in Shareholders' Equity   6
                         Notes to Financial Statements                               7

                Item 2.  Management's Discussion and Analysis                       13


Part II: Other Information
         -----------------

                Item l.  Legal Proceedings                                          20

                Item 2.  Changes in Securities                                      20

                Item 3.  Defaults upon Senior Securities                            20

                Item 4.  Submission of Matters to a Vote of Security Holders        20

                Item 5.  Other Information                                          20

                Item 6.  Exhibits and Reports on Form 8-K                           21

                Signatures                                                          22


                                     Part I

                             FINANCIAL INFORMATION
                             ---------------------

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1997 included in the Trust's 1997 Form 10-K Report filed with the Securities and Exchange Commission.

                                     Part I
                          Item I. Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)

                                                                    (Unaudited)
                                                                   September 30,       December 31,
                                                                        1998               1997
                                                                   -------------       ------------
Assets
  Real estate at cost                                                 $558,100           $504,315
  Accumulated depreciation                                             (64,879)           (56,015)
                                                                      --------           --------
      Total investment in real estate                                  493,221            448,300

  Cash and temporary investments                                         3,560              7,908
  Rents and other receivables, net of allowance for doubtful
    accounts of $771 and $884, respectively                              4,355              4,035
  Prepaid expenses and other assets                                     16,986              8,328
                                                                      --------           --------

                                                                      $518,122           $468,571
                                                                      ========           ========



Liabilities
  Accounts payable and other liabilities                                $9,148             $8,068
  Tenant security deposits                                               4,136              3,089
  Advance rents                                                          2,150              2,615
  Mortgage note payable                                                  7,357              7,461
  Lines of credit payable                                               30,000             95,250
  Notes payable                                                        210,000            100,000
                                                                      --------           --------

                                                                       262,791            216,483
                                                                      --------           --------

Minority interest                                                        1,524                  -
                                                                      --------           --------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,692,042 and 35,678,110 shares issued and outstanding at September 30, 1998 and December 31,
   1997, respectively                                                      357                357
  Additional paid-in capital                                           253,450            251,731
                                                                      --------           --------

                                                                       253,807            252,088
                                                                      --------           --------


                                                                      $518,122           $468,571
                                                                      ========           ========


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                  (Unaudited)

                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                            1998               1997            1998              1997
                                        -------------       -----------     -----------       ------------
Real estate rental revenue                  $26,243           $19,436        $ 76,157           $ 57,037
Real estate expenses                         (8,288)           (6,432)        (23,232)           (18,563)
                                            -------           -------        --------           --------
                                             17,955            13,004          52,925             38,474
Depreciation and amortization                (3,889)           (2,639)        (11,272)            (7,626)
                                            -------           -------        --------           --------
Income from real estate                      14,066            10,365          41,653             30,848

Other income                                    165               490             712                717
Interest expense                             (4,469)           (2,203)        (12,484)            (6,789)
General and administrative                   (1,485)             (988)         (4,663)            (2,945)
                                            -------           -------        --------           --------

Income before gain on sale of real estate     8,277             7,664          25,218             21,831
                                            -------           -------        --------           --------

Gain on sale of real estate                       -                 -           5,926                  -
                                            -------           -------        --------           --------

Net Income                                  $ 8,277           $ 7,664        $ 31,144           $ 21,831
                                            =======           =======        ========           ========

Per share information based on the
  weighted average number
  of shares outstanding

  Shares-- Basic                         35,692,042        34,314,257      35,687,085         32,663,726

  Shares-- Diluted                       35,798,442        34,329,829      35,798,041         32,685,303

  Net income per share-- Basic                $0.23             $0.22           $0.87              $0.67
                                         ==========        ==========      ==========        ===========

  Net income per share-- Diluted              $0.23             $0.22           $0.87              $0.67
                                         ==========        ==========      ==========        ===========

  Dividends paid                              $0.28             $0.27           $0.83              $0.80
                                         ==========        ==========      ==========        ===========



                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          (Unaudited)
                                                                Nine Months Ended September 30,
                                                                     1998            1997
                                                                  -----------     -----------
Cash Flow From Operating Activities
  Net income                                                        $ 31,144        $ 21,831
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Gain on sale of real estate                                     (5,926)              -
      Depreciation and amortization                                   11,272           7,626
      Changes in other assets                                         (1,585)         (3,221)
      Changes in other liabilities                                     1,685            (594)
                                                                    --------        --------

    Net cash provided by operating activities                         36,590          25,642
                                                                    --------        --------


Cash Flow From Investing Activities
  Capital improvements to real estate                                (11,780)         (8,798)
  Non-real estate capital improvements                                (1,040)           (353)
  Real estate acquisitions                                           (45,375)        (13,732)
  Cash received for sale of real estate                                9,239               -
                                                                    --------        --------

    Net cash used in investing activities                            (48,956)        (22,883)
                                                                    --------        --------


Cash Flow From Financing Activities
  Dividends paid                                                     (29,620)        (26,475)
  Net proceeds from sale of shares of beneficial interest                  -          60,941
  Net proceeds from debt offering                                    102,797               -
  Borrowings -  Lines of credit                                       30,000          18,000
  Repayments -  Lines of credit                                      (95,250)        (23,000)
  Principal payments -  Mortgage note payable                           (104)            (95)
  Share options exercised                                                195             372
                                                                    --------        --------

    Net cash provided by financing activities                          8,018          29,743
                                                                    --------        --------

Net increase (decrease) in cash and temporary investments             (4,348)         32,502
Cash and temporary investments at beginning of year                    7,908           1,676
                                                                    --------        --------

Cash and temporary investments at end of period                     $  3,560        $ 34,178
                                                                    ========        ========


Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the first nine months for interest                 $ 11,906        $  8,422
                                                                    ========        ========


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)
                                 (In Thousands)




                                                                  Additional      Shareholders'
                                  Shares         Par Value      Paid in Capital      Equity
                               ------------    ------------     ---------------   ------------

Balance, December 31, 1997          35,678            $357           $251,731        $252,088
Net income                                                             31,144          31,144
Dividends                                                             (29,620)        (29,620)
Share Options Exercised                 14               0                195             195
                               ------------    ------------     --------------    ------------

Balance, September 30, 1998         35,692            $357           $253,450        $253,807
                               ============    ============     ==============    ============


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)


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

In 1995 WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT currently owns 99.9% of the partnership interest. WRIT Limited Partnership's financial statements are consolidated with WRIT's financial statements. All significant intercompany balances and transactions have been eliminated. Minority Interests are included in general and administrative expense and accounts payable and other liabilities on the accompanying consolidated statements.

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

In February 1998, SFAS No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits" ("SFAS No. 132") was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on the changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required. SFAS No. 132 is effective for fiscal years

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)


beginning after December 31, 1997 and is not expected to have a material effect on WRIT's financial statements.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses were recorded in the nine months ended September 30, 1998.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)


NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:


                                                      September 30,1998
                                                       (In Thousands)
                                                       --------------
              Office buildings                            $284,939
              Industrial distribution centers               96,224
              Apartment buildings                           81,997
              Shopping centers                              94,940
                                                          --------
                                                          $558,100
                                                          ========


Properties acquired by WRIT during the first nine months of 1998 are as follows:

                                                                                         Acquisition
                                Property                      Property       Rentable      Cost (in
Acquisition Date                  Name                          Type       Square Feet    thousands)
------------------------------------------------------------------------------------------------------
May 22, 1998          Northern Virginia Industrial Park       Industrial     790,000       $30,350
June 23, 1998         800 South Washington Street               Retail        45,000        $6,100
September 11, 1998    8900 Telegraph Road                     Industrial      32,000        $1,810
September 30, 1998    8230 Boone Boulevard                      Office        58,000        $8,100


NOTE 4:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------
As of September 30, 1998, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. $30 million was outstanding under the credit commitments as of September 30, 1998. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments and an unsecured bridge loan commitment (which expired in February 1998) during the nine months ended September 30, 1998 bore interest at rates ranging from 5.76% to 8.50% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation, and all unpaid principal and interest are due January 31, 2000.

The credit commitments require WRIT to pay the lenders unused commitment fees at the rate of 0.175% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. These fees are payable quarterly. At September 30, 1998, $45 million was available under the credit commitments. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of September 30, 1998.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)


NOTE 5: NOTES PAYABLE
---------------------
On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46%, and the 10 year notes bear an effective interest rate of 7.49%, for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial and non-financial covenants which WRIT has met as of September 30, 1998.

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. The net proceeds to the Trust after deducting loan origination fees was $102.7 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

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

NOTE 7: SEGMENT INFORMATION
---------------------------
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 48% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 14% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 20% of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 18% of real estate rental revenue and are retail outlets for a variety of stores.

The accounting policies of the segments are the same as those described in Note
2. WRIT evaluates performance based upon operating income from the combined properties in each segment. WRIT's reportable segments are consolidations of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)



                                                        (in thousands)
                                            Three Months Ended September 30, 1998
                                            -------------------------------------
                                  Office    Industrial  Apartment  Shopping  Corporate
                                 Buildings   Centers    Buildings   Centers  and Other  Consolidated
                                --------------------------------------------------------------------
Real estate rental revenue        $ 12,710    $ 3,692    $ 5,270    $ 4,571   $     -    $ 26,243
Real estate expenses                 4,349        711      2,236        992         -       8,288
                                --------------------------------------------------------------------
Operating income                     8,361      2,981      3,034      3,579         -      17,955
Depreciation and amortization        2,052        658        645        534         -       3,889
                                --------------------------------------------------------------------
Income from real estate              6,309      2,323      2,389      3,045         -      14,066
Other income                                                                      165         165
Interest expense                                                       (166)   (4,303)     (4,469)
General and administrative                                                     (1,485)     (1,485)
                                --------------------------------------------------------------------
Net income before gain on sale
of real estate                    $  6,309    $ 2,323    $ 2,389    $ 2,879   $(5,623)   $  8,277
                                ====================================================================

Capital investments               $ 10,717    $ 2,108       $717       $375   $   720    $ 14,637
                                ====================================================================

Total assets                      $264,543    $89,301    $65,456    $84,036   $14,786    $518,122
                                ====================================================================






                                                        (in thousands)
                                            Three Months Ended September 30, 1997
                                            -------------------------------------
                                  Office    Industrial  Apartment  Shopping  Corporate
                                 Buildings   Centers    Buildings   Centers  and Other  Consolidated
                                --------------------------------------------------------------------
Real estate rental revenue        $8,715      $2,492     $4,474     $3,755    $     -    $19,436
Real estate expenses               3,171         483      1,871        907          -      6,432
                                --------------------------------------------------------------------
Operating income                   5,544       2,009      2,603      2,848          -     13,004
Depreciation and amortization      1,241         402        526        470          -      2,639
                                --------------------------------------------------------------------
Income from real estate            4,303       1,607      2,077      2,378          -     10,365
Other income                                                                      490        490
Interest expense                                                      (169)    (2,034)    (2,203)
General and administrative                                                       (988)      (988)
                                --------------------------------------------------------------------
Net income                        $4,303      $1,607     $2,077     $2,209    $(2,532)     $7,664
                                ====================================================================

Capital investments               $  976      $  130     $  506     $  535    $   311      $2,458
                                ====================================================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)


                                                        (in thousands)
                                            Nine Months Ended September 30, 1998
                                            ------------------------------------
                                  Office    Industrial  Apartment  Shopping  Corporate
                                 Buildings   Centers    Buildings   Centers  and Other  Consolidated
                                --------------------------------------------------------------------
Real estate rental revenue        $37,627    $ 9,809    $15,719    $13,002   $      -    $ 76,157
Real estate expenses               12,445      1,923      6,153      2,711          -      23,232
                                --------------------------------------------------------------------
Operating income                   25,182      7,886      9,566     10,291          -      52,925
Depreciation and amortization       6,162      1,660      1,928      1,522          -      11,272
                                --------------------------------------------------------------------
Income from real estate            19,020      6,226      7,638      8,769          -      41,653
Other income                                                                    6,638       6,638
Interest expense                                                      (500)   (11,984)    (12,484)
General and administrative                                                     (4,663)     (4,663)
                                --------------------------------------------------------------------
Net income                        $19,020    $ 6,226    $ 7,638    $ 8,269   $(10,009)   $ 31,144
                                ====================================================================

Capital investments               $15,985    $32,007    $ 1,814    $ 7,349   $  1,040    $ 58,195
                                ====================================================================




                                                        (in thousands)
                                            Nine Months Ended September 30, 1997
                                            -------------------------------------
                                  Office    Industrial  Apartment  Shopping  Corporate
                                 Buildings   Centers    Buildings   Centers  and Other  Consolidated
                                --------------------------------------------------------------------
Real estate rental revenue        $25,055    $ 7,143     $13,207    $11,632   $     -    $57,037
Real estate expenses                9,067      1,487       5,312      2,697         -     18,563
                                --------------------------------------------------------------------
Operating income                   15,988      5,656       7,895      8,935         -     38,474
Depreciation and amortization       3,682      1,129       1,500      1,315         -      7,626
                                --------------------------------------------------------------------
Income from real estate            12,306      4,527       6,395      7,620         -     30,848
Other income                                                                      717        717
Interest expense                                                       (509)   (6,280)    (6,789)
General and administrative                                                     (2,945)    (2,945)
                                --------------------------------------------------------------------
Net income                        $12,306    $ 4,527     $ 6,395    $ 7,111   $(8,508)   $21,831
                                ====================================================================

Capital investments               $ 3,742    $14,303     $ 1,717    $ 2,768   $   353    $22,883
                                ====================================================================

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

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


REAL ESTATE RENTAL REVENUE: Three Months Ended September 30, 1998 Compared to
-----------------------------------------------------------------------------
the Three Months Ended September 30, 1997
-----------------------------------------

Total revenues for the third quarter of 1998 increased 35.0% ($6.8 million) to $26.2 million from $19.4 million in the third quarter of 1997.

For the third quarter of 1998, WRIT's office buildings had increases of 45.8% in revenues and 50.7% in operating income, over the third quarter of 1997. These increases were primarily due to the acquisition of 1600 Wilson Boulevard in October 1997 and 7900 Westpark Drive in November 1997 and increased core portfolio operating income. The addition of 8230 Boone Boulevard to the office building sector in September 1998 did not have a significant impact on the sector's revenues or operating income in the third quarter of 1998 as compared to the third quarter of 1997. Comparing those office buildings owned by WRIT for the entire third quarter of 1997 to their results in the third quarter of 1998, revenue and operating income increased 5.1% and 7.0% respectively, over the third quarter of 1997. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector.

For the third quarter of 1998, WRIT's industrial distribution center revenues and operating income increased 48.1% and 48.4% respectively, over the third quarter of 1997. This was primarily due to the acquisitions of Pickett Industrial Park in October 1997 and Northern Virginia Industrial Park in May 1998 and due to increased core portfolio operating income. The addition of 8900 Telegraph Road to the industrial distribution center sector in September 1998 did not have a significant impact on the sector's revenues or operating income in the third quarter of 1998 as compared to the third quarter of 1997. Comparing those industrial distribution centers owned by WRIT for the entire third quarter of 1997 to their results in the third quarter of 1998, revenue and operating income increased by 8.0% and 9.0% respectively, over the third quarter of 1997. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries.

For the third quarter of 1998, WRIT's apartment revenues and operating income increased 17.8% and 16.5% respectively, over the third quarter of 1997. These increases were primarily due to the acquisition of the Bethesda Hill Apartments in November 1997. Comparing those apartment buildings owned by WRIT for the entire third quarter of 1997 to their results in the third quarter of 1998, revenue increased 1.5% and operating income

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


decreased 1.3% from the third quarter of 1997. The increases in revenues were primarily due to increased rental rates for the sector, offset by decreased occupancy. The decrease in operating income was primarily caused by increased property operating expenses.

For the third quarter of 1998, WRIT's shopping center revenues and operating income increased 21.7% and 25.7% respectively, over the third quarter of 1997. This was primarily due to the acquisition of 800 South Washington Street in June 1998 and due to increased core portfolio operating income. Comparing those shopping centers owned by WRIT for the entire third quarter of 1997 to their results in the third quarter of 1998, revenue and operating income increased by 17.1% and 20.5% respectively, over the third quarter of 1997. These increases were primarily due to increased rental and occupancy rates, increased percentage rent and increased tenant pass through expense recoveries.


REAL ESTATE RENTAL REVENUE: Nine Months Ended September 30, 1998 Compared to the
--------------------------------------------------------------------------------
Nine Months Ended September 30, 1997
------------------------------------

Total revenues for the nine months ended September 30, 1998 increased 33.3% ($19.1 million) to $76.2 million from $57.0 million for the nine months ended September 30, 1997.

For the nine months ended September 30, 1998, WRIT's office buildings had increases of 50.2% in revenues and 57.3% in operating income, over the nine months ended September 30, 1997. These increases were primarily due to the acquisition of 1600 Wilson Boulevard in October 1997 and 7900 Westpark Drive in November 1997 and increased core portfolio operating income. The addition of 8230 Boone Boulevard to the office building sector in September 1998 did not have a significant impact on the sector's revenues or operating income in the first nine months of 1998 as compared to the first nine months of 1997. Comparing those office buildings owned by WRIT for the entire nine months ended September 30, 1997 to their results for the nine months ended September 30, 1998, revenue and operating income increased 7.1% and 11.5% respectively, over the nine months ended September 30, 1997. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector.

For the nine months ended September 30, 1998, WRIT's industrial distribution center revenues and operating income increased 37.3% and 39.4% respectively, over the nine months ended September 30, 1997. This was due primarily to the acquisitions of Ammendale Technology Park in February 1997, Pickett Industrial Park in October 1997 and Northern Virginia Industrial Park in May 1998. The addition of 8900 Telegraph Road to the industrial distribution center sector in September 1998 did not have a significant impact on the sector's revenues or operating income in the first nine months of 1998 as compared to the first nine months of 1997. Comparing those industrial distribution centers owned by WRIT for the entire nine months ended September 30, 1997 to their results for the nine months ended September 30, 1998, revenue and operating income increased by 7.5% and 10.3% respectively, over the nine months ended September 30, 1997. These increases are primarily due to increased rental rates, increased tenant pass through expense recoveries and decreased bad debt expense.

For the nine months ended September 30, 1998, WRIT's apartment revenues and operating income increased 19.0% and 21.2% respectively, over the nine months ended June 30, 1997. These increases were primarily due to the acquisition of the Bethesda Hill Apartments in November 1997 and increased core portfolio operating income. Comparing those apartment buildings owned by WRIT for the entire nine months ended September 30, 1997 to

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


their results for the nine months ended September 30, 1998, revenue and operating income increased 2.3% and 2.7% respectively, over the nine months ended September 30, 1997. The increases in revenues and operating income were due primarily to increased rental rates for the sector and decreased operating expenses.

For the nine months ended September 30, 1998, WRIT's shopping centers had increases of 11.8% in revenues and 15.2% in operating income over the nine months ended June 30, 1997. These increases were primarily due to the acquisition of 800 South Washington Street in June 1998, rental rate and occupancy gains for the sector as well as decreased operating expenses (primarily snow removal and utilities due to a milder winter in 1998 as compared to 1997). Comparing those shopping centers owned by WRIT for the entire nine months ended September 30, 1997 to their results for the nine months ended September 30, 1998, revenue and operating income increased by 10.1% and 13.4% respectively, over the nine months ended September 30, 1997. These increases are primarily due to increased rental and occupancy rates and increased tenant pass through expense recoveries.


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September
--------------------------------------------------------------------------------
30, 1998 Compared to the Three Months Ended September 30, 1997
--------------------------------------------------------------

Real estate expenses increased $1.9 million or 28.9% to $8.3 million as compared to $6.4 million for the third quarter of 1997. This increase is primarily due to expenses relating to properties acquired in 1997 and 1998, as well as increased administrative and common area maintenance expenses in 1998 as compared to 1997.

Depreciation and amortization expense increased $1.2 million or 47.3% to $3.9 million as compared to $2.6 million for the third quarter of 1997. This is primarily due to 1997 and 1998 acquisitions of $138.8 million and $45.4 million, respectively, and 1997 and 1998 capital and tenant improvement expenditures which totaled $13.9 million and $11.8 million, respectively.

Other income decreased as compared to the third quarter of 1997 due to decreased investment earnings. This decrease resulted from a lower average balance of cash and temporary investments in the third quarter of 1998 as compared to the third quarter of 1997.

Total interest expense was $4.5 million for the third quarter of 1998 as compared to $2.2 million for the second quarter of 1997. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998. For the third quarter of 1998, notes payable interest expense was $4.0 million, lines of credit interest expense was $364,000 and mortgage interest expense was $166,000. For the third quarter of 1997, notes payable interest expense was $1.9 million, lines of credit interest expense was $163,000 and mortgage interest expense was $169,000.

General and administrative expenses increased $0.5 million to $1.5 million as compared to $1.0 million for the third quarter of 1997. The increase is primarily attributable to personnel additions in 1997 and 1998, increased incentive compensation, increased shareholder expenses and increased professional fees. For the third quarter of 1998, general and administrative expenses as a percentage of revenue were 5.7% as compared to 5.1% for the third quarter of 1997.

Gain on sale of real estate for the nine months ended September 30, 1998 was $5.9 million, resulting from the sale of Shirley 395 Business Center and 5410 Port Royal Road Business Center.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September
-------------------------------------------------------------------------------
30, 1998 Compared to the Nine Months Ended September 30, 1997
-------------------------------------------------------------

Real estate expenses increased $4.7 million or 25.1% to $23.2 million as compared to $18.6 million for the first nine months of 1997. This increase is primarily due to expenses relating to properties acquired in 1997 and 1998 and increased common area maintenance expenses, offset by decreased utility expenses, operating services and snow removal costs resulting from a milder winter season in 1998 as compared to 1997.

Depreciation and amortization expense increased $3.7 million or 47.8% to $11.3 million as compared to $7.6 million for the first nine months of 1997. This is primarily due to 1997 and 1998 acquisitions of $138.8 million and $45.4 million, respectively, and 1997 and 1998 capital and tenant improvement expenditures which totaled $13.9 million and $11.8 million, respectively.

Total interest expense was $12.5 million for the nine months ended September 30, 1998 as compared to $6.8 million for the nine months ended September 30, 1997. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998 and due to a higher average amount outstanding under WRIT's lines of credit in the first nine months of 1998. For the nine months ended September 30, 1998, notes payable interest expense was $10.5 million, lines of credit interest expense was $1.5 million attributable to advances for 1997 and 1998 acquisitions and mortgage interest expense was $0.5 million. For the first nine months of 1997, notes payable interest expense was $5.6 million, lines of credit interest expense was $0.7 million and mortgage interest expense was $0.5 million.

General and administrative expenses increased $1.8 million to $4.7 million as compared to $2.9 million for the nine months ended September 30, 1997. The increase is primarily attributable to personnel additions in 1997 and 1998, increased incentive compensation, increased shareholder expenses and increased professional fees. For the first nine months of 1998, general and administrative expenses as a percentage of revenue were 6.1% as compared to 5.2% for the first nine months of 1997.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from the sale of additional shares and/or the sale of medium or long-term notes. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and for new acquisitions and capital improvements.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30, 1998, WRIT had $30 million outstanding under its lines of credit.

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

Cash flow from operating activities totaled $36.6 million for the first nine months of 1998, as a result of net income before gain on sale of real estate of $25.2 million, depreciation and amortization of $11.3 million, increases in other assets of $1.6 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $1.7 million. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first nine months of 1998 was $49.0 million, including cash received for sale of real estate of $9.2 million net of real estate acquisitions of $45.4 million, capital improvements to real estate of $11.8 million and non-real estate capital improvements of $1.0 million.

Net cash provided by financing activities for the first nine months of 1998 was $8.0 million, including proceeds from debt offering of $102.8 million, line of credit borrowings of $30 million, line of credit repayments of $95.3 million , principal repayments of $104,000 on the mortgage note payable and $29.6 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.


YEAR 2000
---------

General
-------

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

In 1998, WRIT implemented a new financial reporting system. Implementation of the new system was not done in response to Year 2000 issues but in order to improve reporting processes. The new system is Year 2000 compliant. Management has implemented a project to review the remaining operating systems, including building operations, internal operating systems and third parties to determine if there are any Year 2000 issues related to such systems.


Project
-------

WRIT's Year 2000 Project (the "Project") is divided into three major sections--Building Operations, Internal

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Operating Systems and External Agents (i.e. tenants and third party suppliers). The general phases common to each section are: (1) inventorying Year 2000 items;
(2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to WRIT; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each property location and corporate headquarters.

As of September 30, 1998, the inventory and priority assignment phases of each section of the Project had been completed. As described below, WRIT management is in the process of assessing the Year 2000 compliance of items determined to be material. Material items are those that WRIT's management believes have a risk involving the safety of individuals, damage to the environment or property or financial loss. The testing phases of the Project are being performed by the Trust.

The Building Operations section consists of the testing of key systems at the property locations, such as fire detection/ prevention, elevators, heating/ ventilation and air conditioning, telephone and utility services. The assessment section is on schedule and WRIT estimates that approximately 75% of the activities relating to this section were completed as of September 30, 1998. The process of replacing items that are not in compliance and the subsequent testing of these items is ongoing and is expected to be completed by March 31, 1999. There have not been any significant repairs or replacements related to this phase of the project. Contingency planning for this section is underway. All Building Operations activities are expected to be completed in the fourth quarter of 1999.

The Internal Operating Systems section includes the assessment of existing hardware and software and, where applicable, the replacement of hardware/ software that is not Year 2000 compliant. The assessment phase is ongoing, and WRIT believes that all of the significant hardware and software is Year 2000 compliant. Contingency planning for this section is expected to be completed by June 30, 1999. All Internal Operating Systems activities are expected to be completed by June 30, 1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing the year 2000 problem. Evaluations of critical third parties will be initiated in the fourth quarter of 1998. These evaluations will be followed by the development of contingency plans, which are scheduled in the fourth quarter of 1998, with completion by the second quarter of 1999.


Costs
-----

WRIT has not had any material expenditures related to the Year 2000 project as of September 30, 1998. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to WRIT's financial position.


Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Material failures could materially and adversely affect WRIT's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem,

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


resulting in part from the uncertainty of the Year 2000 readiness of tenants and third party suppliers, WRIT is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on WRIT's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce WRIT's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. WRIT's management believes that with the completion of the Project as scheduled, the possibility of significant interruptions should be reduced.

Readers are cautioned that forward looking statements contained in the Year 2000 update should be read in conjunction with WRIT's disclosures under the heading:
"FORWARD LOOKING STATEMENTS."

                                    PART II

                               OTHER INFORMATION


Item 1.      Legal Proceedings

             None

Item 2.      Changes in Securities

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders


WRIT's annual meeting was held on June 24, 1998. The meeting was adjourned to September 17, 1998 in order to allow more time to obtain Shareholder votes regarding the following matters:
1. To approve amendments to the Declaration of Trust to authorize the issuance of Preferred Shares. This proposal did not pass as it did not receive the required 70% affirmative vote of outstanding shares. The proposal received 24,659,283 (87% of voted shares and 69% of outstanding shares) votes in favor, 2,915,869 (10% of voted shares and 8% of outstanding shares) votes against and 671,800 (3% of voted shares and 2% of outstanding shares) votes abstaining.
2. To approve an amendment to the Declaration of Trust to authorize the Trustees to adopt future changes to the Declaration of Trust to preserve REIT status. This proposal was passed, with 26,376,909 (93% of voted shares and 74% of outstanding shares) votes in favor, 1,353,017 (5% of voted shares and 4% of outstanding shares) votes against and 517,659 (2% of voted shares and 1% of outstanding shares) votes abstaining.
3. To approve amendments to the Declaration of Trust to revise the super-majority voting provision. This proposal did not pass as it did not receive the required 70% affirmative vote of outstanding shares. The proposal received 24,878,826 (88% of voted shares and 69% of outstanding shares) votes in favor, 2,355,908 (8% of voted shares and 7% of outstanding shares) votes against and 1,021,840 (4% of voted shares and 3% of outstanding shares) votes abstaining.


Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

             (3)  Articles of Amendment to Declaration of Trust

             (27) Financial Data Schedule

             (b)  Reports on Form 8-K

        1. October 15, 1998--Report pursuant to Item 2 on the acquisition of Northern Virginia Industrial Park and financial statements of the acquired property pursuant to Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON REAL ESTATE INVESTMENT TRUST


                                       /s/ Larry E. Finger
                              _______________________________________
                              Larry E. Finger,
                              Senior Vice President
                              and Chief Financial Officer



                                       /s/ Laura M. Franklin
                              _______________________________________
                              Laura M. Franklin,
                              Vice President,
                              Chief Accounting Officer and
                              Corporate Secretary



Date: November 13, 1998