Form 10-K
period 1998-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1999-03-10
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE FISCAL YEAR ENDED December 31, 1998 COMMISSION FILE NO. 1-6622


                     WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MARYLAND                            53-0261100
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

         6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND 20852

           (Address of principal executive office)       (Zip code)

        Registrant's telephone number, including area code (301) 984-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                        Name of exchange on which registered
--------------------------------------------------------------------------------
Shares of Beneficial Interest                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 9, 1999, 35,709,789 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $613,762,000 (based on the closing price of the stock on February 9, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 1999 Notice of Annual Meeting and Proxy Statement.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1998 FORM 10-K ANNUAL REPORT



                                      INDEX

PART I                                                                    Page


       Item 1.      Business                                                3
       Item 2.      Properties                                              5
       Item 3.      Legal Proceedings                                       9
       Item 4.      Submission of Matters to a Vote of Security Holders     9



PART II

       Item 5.      Market for the Registrant's Common Equity and
                     Related Stockholder Matters                           10
       Item 6.      Selected Financial Data                                11
       Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   12
       Item 7a.     Quantitative and Qualitative Disclosures About
                     Market Risk                                           18
       Item 8.      Financial Statements and Supplementary Data            18
       Item 9.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   18

PART III
       Item 10.     Directors and Executive Officers of the Registrant     19
       Item 11.     Executive Compensation                                 19
       Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management                                            19
       Item 13.     Certain Relationships and Related Transactions         19

PART IV
       Item 14.     Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K                                              20

       Signatures                                                          23

                                                      PART I


ITEM 1.           BUSINESS

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust ("REIT"). The Trust's business consists of the ownership and operation of income-producing real properties. The Trust has a fundamental strategy of regional focus, diversification by property type and conservative financial management.


WRIT has elected to qualify as a REIT under the Internal Revenue Code ("the Code"). Accordingly, WRIT is relieved of Federal income taxes provided that capital gains and at least 95% of its ordinary income are distributed to shareholders in the form of dividends and that it complies with all REIT related aspects of the Code. Over the last five years, dividends paid per share have been $1.11 for 1998, $1.07 for 1997, $1.03 for 1996, $.99 for 1995, and $.92 for
1994. The indicated annualized dividend rate for 1999, based upon the March 31, 1999 dividend, is $1.12. Gains on sale of real estate of $6.8 million in 1998 were tax deferred. Such gains were used to acquire real estate assets and will not be distributed.


WRIT's geographic focus is based on two principles:

1. Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2. Geographic markets deserving of focus must be among the nation's best markets with a strong primary industry foundation, but be diversified enough to withstand downturns in its primary industry.


WRIT considers markets to be local if they can be reached from the operations center within two hours by car. WRIT's Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While WRIT has historically focused most of its investments in the Greater Washington-Baltimore Region, in order to maximize acquisition opportunities, WRIT will consider investments within the two-hour radius described above. WRIT also will consider opportunities to duplicate its Washington focused approach in other geographic markets which meet the criteria described above.


All of WRIT's Trustees, officers and employees live and work in the Greater Washington-Baltimore region and WRIT's officers average over 18 years of experience in this region.

The Greater Washington-Baltimore region is the nation's fourth largest with a population exceeding 7.4 million. Combining the Richmond to Philadelphia areas with the Washington-Baltimore area, the total population is approximately 13.4 million. The Washington-Baltimore region is ranked first in the U.S. in median household income and percentage of population with education at the undergraduate and postgraduate level.


While the Federal government is the foundation of the region's economy, private sector job growth has resulted in total non-farm employment in the Washington area growing 100% from 1.6 million jobs in 1970 to 3.2 million jobs in 1998, while the percentage of Federal government civilian employment in the region decreased from 28.4% to 11.4%. Since January 1980, seasonally adjusted unemployment in the Washington area has averaged 4.0% with November 1998 unemployment standing at 2.9%.


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

This region serves as the headquarters for several of the largest U.S. and international financial institutions including the World Bank, International Monetary Fund, Inter-American Development Bank, Export-Import Bank, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corp. (Freddie Mac) and Student Loan Marketing Association (Sallie Mae).

Other major public companies headquartered in the region include Mobil Oil, MCI Worldcom, USAirways, America Online, Marriott International, Lockheed-Martin, and Gannett. The region is the second most popular tourist destination in the world. Most importantly, the Mid-Atlantic region is known as a job center, with solid educational opportunities and easy access to leisure time activities.


While the region has clearly diversified beyond the Federal government town of the past, the Federal government is still the foundation of the region's economy. Despite a 15.0% decrease in direct Federal civilian employment from 1994 through 1998, the region's unemployment rate never exceeded a seasonally adjusted 4.5% and was at 2.9% in November 1998. This is due to both the strength and diversity of this local economy, increased job growth opportunities in the private sector and substantial local increases in Federal procurement (purchases of goods and services).

Though Federal procurement spending has decreased nationally, it has become more concentrated and has increased in the Greater Washington-Baltimore region because Federal contractors have moved closer to their Federal clients to be more competitive. Federal procurement decreased by 7.1% nationally from 1991 to 1997, but increased in the Washington area by 51.7%.

As of December 31, 1998, WRIT owned a diversified portfolio consisting of 12 retail centers, 21 office buildings, eight apartment buildings and 15 industrial distribution/flex properties. WRIT's principal objective is to invest in high quality real estate in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 1998, 1997, and 1996, and the percent leased as of December 31, 1998 were as follows:

                                                      Real Estate Rental Revenue
     Percent Leased                                   --------------------------
     December 31, 1998                                1998       1997       1996
 --------------------------                           ----       ----       ----

          99%            Office buildings             50%         45%        44%
          96%            Retail centers               17          20         23
          97%            Apartment buildings          20          23         22
          92%            Industrial/flex properties   13          12         11
                                                      ----       ----       ----
                                                      100%       100%       100%


On a combined basis, WRIT's portfolio was 96% occupied in 1998, 95% occupied in 1997 and 93% occupied in 1996.


Total revenue was $103.6 million for 1998, $79.4 million for 1997, $65.5 million for 1996 and $52.6 million for 1995. From 1995 through 1998, WRIT acquired nine office buildings, two retail centers, three apartment buildings and nine industrial distribution/flex properties for a total of 22 properties. These acquisitions were the primary reason for the shifting of each group's percentage of total revenue reflected above. In 1998, WRIT sold a retail center and two industrial/flex properties. No single tenant accounted for more than 3.96% of revenue in 1998, 3.04% of revenue in 1997, 2.39% in 1996 and 2.05% in 1995.
Various agencies of the U.S. government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. All Federal government tenants in the aggregate accounted for approximately 3.09% of WRIT's 1998 total revenue. The larger non-Federal government tenants include Crestar Bank, District of Columbia Metropolitan Police Department, Electronic Data Systems, Giant Food, OAO Corporation, Pepsi Cola, Sun Microsystems, The American Red Cross, Wang Laboratories, and Xerox.

As of December 31, 1998, and for the year then ended, the 7900 Westpark office building accounted for 13% of total assets based upon book value and 10% of total revenues. No other single property accounted for more than 10% of total assets or total revenues.

During 1998 and prior, the actual day-to-day property management functions at the properties owned by the Trust were carried out by an independent management company whose only client was WRIT. No WRIT Trustee or officer was a director or owned any interest in the management company. Effective December 31, 1998, WRIT acquired substantially all of the operations of the management company and took over the property management functions of the properties. See further discussion in the notes to WRIT's financial statements.


The Trust expects to continue investing in additional income producing properties. WRIT invests only in properties which management believes will increase in income and value. WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located. All properties compete for tenants on the basis of location, quality and rental rates.


WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their values and income. Major improvements and/or renovations to the properties in 1998 are discussed on page 8.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 278 as of February 9, 1999, including 236 persons engaged in property management functions and 42 persons engaged in corporate, financial, leasing, and asset management functions.

ITEM 2.           PROPERTIES

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 1998. The total number of properties owned was 56 at that date. On February 5, 1999, WRIT sold two office buildings and one industrial distribution/flex property.

As of December 31, 1998, the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.


Cost information is included in Schedule III to WRIT's financial statements included in this Form 10-K Annual Report.



                                              SCHEDULE OF PROPERTIES

                                                                                                                    Percent
                                                                       Year           Year        Net Rentable*     Leased
                 Properties                        Location          Acquired     Constructed      Square Feet     12/31/98
--------------------------------------------- -------------------   ----------   -------------    -------------    ---------
Office Buildings
----------------
10400 Connecticut Avenue                      Kensington, MD           1979           1965          65,000          95%
1901 Pennsylvania Avenue                      Washington, D.C.         1977           1960          97,000          100%
51 Monroe Street                              Rockville, MD            1979           1975          210,000         99%
444 N. Frederick Avenue**                     Gaithersburg, MD         1989           1981          66,000          98%
7700 Leesburg Pike                            Falls Church, VA         1990           1976          145,000         98%
Arlington Financial Center**                  Arlington, VA            1992           1963          51,000          100%
515 King Street                               Alexandria, VA           1992           1966          78,000          100%
The Lexington Building                        Rockville, MD            1993           1970          47,000          100%
The Saratoga Building                         Rockville, MD            1993           1977          59,000          97%
Brandywine Center                             Rockville, MD            1993           1969          35,000          100%
Tycon Plaza II                                Vienna, VA               1994           1981          131,000         100%
Tycon Plaza III                               Vienna, VA               1994           1978          152,000         91%
6110 Executive Boulevard                      Rockville, MD            1995           1971          199,000         99%
1220 19th Street                              Washington, D.C.         1995           1976          104,000         100%
Maryland Trade Center I                       Greenbelt, MD            1996           1981          191,000         99%
Maryland Trade Center II                      Greenbelt, MD            1996           1984          159,000         99%
1600 Wilson Boulevard                         Arlington, VA            1997           1973          167,000         99%
7900 Westpark Drive                           McLean, VA               1997        1972/1986        478,000         100%
8230 Boone Blvd.                              Vienna, VA               1998           1981          58,000          100%
Woodburn Medical Park I                       Annandale, VA            1998           1984          71,000          97%
Woodburn Medical Park II                      Annandale, VA            1998           1988          96,000          99%
                                                                                                    --------       -----
                  Subtotal                                                                          2,659,000       99%
                                                                                                    =========      =====

Retail Centers
--------------
Concord Centre                                Springfield, VA          1973           1960          76,000          98%
Bradlee                                       Alexandria, VA           1984           1955          168,000         91%
Claremont                                     Salisbury, MD            1976           1965          40,000          88%
Chevy Chase Metro Plaza                       Washington, D.C.         1985           1975          51,000          100%
Prince William Plaza                          Woodbridge, VA           1968           1967          55,000          72%
Takoma Park                                   Takoma Park, MD          1963           1962          59,000          100%
Westminster                                   Westminster, MD          1972           1969          165,000         67%
Wheaton Park                                  Wheaton, MD              1977           1967          71,000          100%
Montgomery Village Center                     Gaithersburg, MD         1992           1969          196,000         100%
Shoppes of Foxchase                           Alexandria, VA           1994           1960          128,000         100%
Frederick County Square                       Frederick, MD            1995           1973          233,000         99%
800 S. Washington Street                      Alexandria, VA           1998         1955/1959       45,000          96%
                                                                                                    --------        -----
                  Subtotal                                                                          1,287,000       96%
                                                                                                    =========       =====


Apartment Buildings/# units
---------------------------
Country Club Towers/227                       Arlington, VA            1969           1965          276,000         92%
Munson Hill Towers/279                        Falls Church, VA         1970           1963          340,000         96%
Park Adams/200                                Arlington, VA            1969           1959          210,000         97%
Roosevelt Towers/191                          Falls Church, VA         1965           1964          229,000         99%
3801 Connecticut Avenue/307                   Washington, D.C.         1963           1951          242,000         100%
The Ashby at McLean/250                       McLean, VA               1996           1982          349,000         97%
Walker House Apartments/196                   Gaithersburg, MD         1996           1971          148,000         94%
Bethesda Hills Apartments/195                 Bethesda, MD             1997           1986          226,000         97%
                                                                                                    --------        ---
                  Subtotal (1,845 units)                                                            2,020,000       97%
                                                                                                    =========       ===


Industrial Distribution/Flex Properties
---------------------------------------
Pepsi-Cola Distribution Center                Forestville, MD          1987           1971          69,000          100%
Capitol Freeway Center                        Washington, D.C.         1974           1940          145,000         100%
Department of Commence**                      Springfield, VA          1971           1964          105,000         100%
Fullerton Business Center                     Springfield, VA          1985           1980          103,000         91%
V Street Distribution Center                  Washington, D.C.         1973           1960          31,000          100%
Charleston Business Center                    Rockville, MD            1993           1973          85,000          100%
Tech 100 Industrial Park                      Elk Ridge, MD            1995           1990          167,000         100%
Crossroads Distribution Center                Elk Ridge, MD            1995           1987          85,000          100%
The Alban Business Center                     Springfield, VA          1996        1981/1982        87,000          100%
The Earhart Building                          Chantilly, VA            1996           1987          92,000          100%
Ammendale Technology Park I                   Beltsville, MD           1997           1985          167,000         89%
Ammendale Technology Park II                  Beltsville, MD           1997           1986          108,000         100%
Pickett Industrial Park                       Alexandria, VA           1997           1973          246,000         84%
Northern Virginia Industrial Park             Lorton, VA               1998        1968/1991        790,000         85%
8900 Telegraph Road                           Lorton, VA               1998           1985          32,000          87%
                                                                                                    ---------       ---
                  Subtotal                                                                          2,312,000       92%
                                                                                                    =========       ===
                  TOTAL                                                                             8,278,000
                                                                                                    =========

*Apartment buildings are presented in gross square feet.
**Property was sold subsequent to December 31, 1998.

OFFICE BUILDINGS

Operating income in WRIT's core group of office buildings (excluding 1997 and 1998 acquisitions) increased 11% from 1997 to 1998. This increase was a result of significant occupancy gains and strong rental rate growth throughout the sector. WRIT's office markets continue to tighten and, while there is an increased amount of office development underway in the market, management anticipates that this sector will continue to be strong for WRIT in 1999.

During 1998, WRIT's office building revenues and operating income increased by 43% and 48%, respectively, over 1997. These increases were primarily due to 1997 acquisitions (1600 Wilson Boulevard & 7900 Westpark Drive) and 1998 acquisitions (8230 Boone Boulevard and Woodburn Medical Park I and II) combined with the 11% core group operating income increase described above.

Economic occupancy rates for the core group of office buildings averaged 96% in 1998 compared to 94% in 1997.


Rental rate increases of 5% for the sector were the result of increases at nearly all of the properties. During 1998, WRIT executed new office leases for 676,964 square feet of office space at an average face rent increase of 11% on a non-straight line basis. The current average market rate for 434,229 square feet of office space leases expiring during 1999 exceed the average expiring lease rates by over 17% (market rent is estimated to be over $23.00 per square foot compared to $19.87 per square foot current rent on a non-straight line basis).


Further details about the performance of the office building sector in 1997 and 1998 are provided in Management's Discussion and Analysis commencing on page 12.

INDUSTRIAL/FLEX PROPERTIES

During 1998, WRIT's industrial/flex properties center revenues and operating income increased by 37% and 39%, respectively, over 1997. These increases were primarily due to 1997 acquisitions (Ammendale Technology Park I & II and Pickett Industrial Park) and 1998 acquisitions (Northern Virginia Industrial Park and 8900 Telegraph Road).


Operating income in WRIT's core group of industrial/flex properties (excluding 1997 and 1998 acquisitions) increased 8%. Occupancy rates for the core group of industrial/flex properties averaged 98% in 1998 compared to 96% in 1997 and rental rates increased 4% in 1998.

Further details about the performance of the industrial/flex properties sector in 1997 and 1998 are provided in Management's Discussion and Analysis commencing on page 12.


RETAIL CENTERS

During 1998, WRIT's retail center revenues and operating income increased by 13% and 17% respectively over 1997. These increases were primarily due to the acquisition of 800 South Washington Street retail center in 1998, occupancy gains and rental rate growth throughout the sector, partially offset by increased bad debts.


Economic occupancy rates for the retail center sector averaged 94% in 1998 and 1997. Retail center rental rates increased 6% in 1998 over 1997 as a result of WRIT executing leases for 261,248 square feet of space at an average rental rate increase of over 6%.

Further details about the performance of the retail center sector in 1997 and 1998 are provided in Management's Discussion and Analysis commencing on page 12.

APARTMENT BUILDINGS


During 1998, WRIT's apartment revenues and operating income increased by 17% and 20% respectively over 1997. These increases were primarily due to the 1997 acquisition of Bethesda Hill Apartments.


WRIT's apartment sector continued its five-year run of steady growth in core group operating income (excluding the Bethesda Hill Apartments acquired in 1997) with an increase of 5%. This increase was the result of continued high occupancy levels combined with 4% rental rate increases throughout the group. Economic occupancy rates for the core group of apartments (excluding the Bethesda Hill Apartments acquired in 1997) averaged 96% in 1998 and 1997.


Further details about the performance of the apartment sector in 1997 and 1998 are provided in Management's Discussion and Analysis commencing on page 12.


PROPERTY EXPANSIONS & MAJOR RENOVATIONS

BRADLEE SHOPPING CENTER

This major renovation coincides with the retenanting of the expired GC Murphy lease space and the conversion of the Roy Rogers to a newly completed free standing McDonalds. As of year end 1998, the renovation is nearly complete, the McDonald's is open for business and WRIT has leased 19,511 of the 26,640 former GC Murphy space. This new lease is for an initial rent of $14.50 per square foot, which is approximately six times the GC Murphy rent of $2.42 per square foot. Through December 31, 1998, costs of $1.3 million had been incurred relating to this project. WRIT has commitments of approximately $0.6 million to complete the project.

7900 WESTPARK DRIVE


In 1999, WRIT expects to complete construction of a 49,000 square foot office space addition to its 7900 Westpark Drive office building in McLean, Virginia. This addition commenced in 1998 and is being built over the existing structured parking deck, similar to the Trust's 1996 addition at 7700 Leesburg Pike. This addition is 100% preleased. Through December 31, 1998, cost of $1.6 million had been incurred relating to this project. WRIT has commitments of approximately $4.0 million to complete the project.


PROPERTY DISPOSITIONS

During 1998, WRIT sold three real estate properties: Shirley I-395 Business Center, Ravensworth Center, and Dover Mart retail center. The gains on the sales of these properties were $6.8 million. Net proceeds from the sales of these properties of $10.8 million were used to invest in other real estate properties acquired by WRIT in 1998 and 1999.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  ---------------------------------------------
                  RELATED STOCKHOLDER MATTERS
                  ---------------------------

Effective January 4, 1999, the Trust's shares are traded on the New York Stock Exchange.

From 1971 through January 3, 1999, the Trust's shares were traded on the American Stock Exchange. There are approximately 37,000 shareholders. The Trust's shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for the Trust's shares for 1998 and 1997, by quarter, and the amount of dividends paid by the Trust are as follows:

                                              Quarterly Share Price Range
                          Dividends
       Quarter            Per Share           High            Low
       -------            ---------           ----            ---
       1998
                4         $.28                $18 3/4           $15 9/16
                3          .28                 18                15 3/8
                2          .28                 18 1/4            16 11/16
                1          .27                 17 5/16           15 7/8


       1997
                4         $.27                $17 1/4           $15 1/2
                3          .27                 18 1/2            15 3/4
                2          .27                 18 5/8            16 1/4
                1          .26                 19 5/8            16 7/8


The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities. The 1999 indicated annual dividend rate is $1.12 based on the annualization of the March 31, 1999 dividend.

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

                                                1998         1997          1996          1995           1994
                                                ----         ----          ----          ----           ----
                                                         (in thousands, except per share data)

Real estate rental revenue                    $103,597      $79,429       $65,541       $52,597        $45,511

Income before gain on sale of real estate       34,300       30,136        27,964        26,103         23,122

Gain on sale of real estate                      6,764          -             -             -             -

Net income                                      41,064       30,136        27,964        26,103         23,122

Income per share before gain on sale of           0.96         0.90          0.88          0.88           0.82
real estate


Basic and diluted earnings per share              1.15         0.90          0.88          0.88           0.82

Total assets                                   558,707      468,571       318,488       241,784        178,806

Lines of credit payable                         44,000       95,250         5,000        28,000         18,000

Mortgage notes payable                          28,912        7,461         7,590         7,706            -

Notes payable                                  210,000      100,000       100,000           -              -

Shareholders' equity                           253,733      252,088       195,623       199,735        154,659

Cash dividends paid                             39,614       36,108        32,718        29,712         25,981

Cash dividends paid per share                     1.11         1.07          1.03          0.99           0.92


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

RESULTS  OF OPERATIONS
----------------------
REAL ESTATE RENTAL REVENUE: 1998 VERSUS 1997
--------------------------------------------

Total revenues for 1998 increased $24.2 million, or 30%, to $103.6 million from $79.4 million in 1997. The percentage increase in real estate rental revenue from 1997 to 1998 by property type was as follows:

                  Office Buildings                                     43%
                  Retail Centers                                       13%
                  Apartment Buildings                                  17%
                  Industrial/Flex Properties                           37%

During 1998, WRIT's office building revenues and operating income increased by 43% and 48%, respectively, over 1997. These increases were primarily due to 1998 acquisitions (8230 Boone Boulevard and Woodburn Medical Park I and II) and 1997 acquisitions (1600 Wilson Boulevard and 7900 Westpark Drive) combined with increased rental rates and occupancy for the sector.

During 1998, WRIT's retail center revenues and operating income increased by 13% and 17%, respectively, over 1997. These increases were primarily due to the 1998 acquisition of 800 South Washington Street retail center combined with increased rental rates and increased tenant recovery income.

WRIT's apartment building revenues and operating income increased by 17% and 20%, respectively, in 1998 over 1997. These increases were primarily due to the 1997 acquisition of Bethesda Hill Apartments, combined with increased rental rates across the sector.

WRIT's industrial/flex property revenues and operating income increased by 37% and 39%, respectively, in 1998 over 1997. These increases were primarily due to 1998 acquisitions (Northern Virginia Industrial Park and 8900 Telegraph Road) and 1997 acquisitions (Ammendale Technology Parks I and II and Pickett Industrial Park).

REAL ESTATE RENTAL REVENUE: 1997 VERSUS 1996


Total revenues for 1997 increased $13.9 million, or 21%, to $79.4 million from $65.5 million in 1996. The percentage increase in real estate rental revenue from 1997 to 1996 by property type was as follows:



                  Office Buildings                            25%
                  Retail Centers                               2%
                  Apartment Buildings                         23%
                  Industrial/Flex Properties                  43%


During 1997, WRIT's office building revenues and operating income increased by 25% and 30%, respectively, over 1996. These increases were primarily due to 1997 acquisitions (1600 Wilson Boulevard and 7900 Westpark Drive) and 1996 acquisitions (Maryland Trade Centers I & II) combined with increased occupancy levels and rental rates overall for the sector.

During 1997, WRIT's retail center revenues and operating income increased by 2% and 4%, respectively, over 1996. These increases were primarily due to increased occupancy levels and rental rates overall for the sector, partially offset by increased bad debts.

WRIT's apartment building revenues and operating income increased by 23% and 26%, respectively, in 1997 over 1996. These increases were primarily due to increased rental rates throughout the sector combined with the 1997 acquisition of Bethesda Hill Apartments and the 1996 acquisitions of Walker House Apartments and The Ashby at McLean.

WRIT's industrial/flex property revenues and operating income each increased by 43% in 1997 over 1996. These increases were primarily due to the 1997 acquisitions of Ammendale Technology Parks I & II and the Pickett Industrial Park and the 1996 acquisition of the Alban Business Center and Earhart Business Center.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS


Real estate operating expenses as a percentage of revenue were 30% for 1998 as compared to 32% for 1997 and 33% for 1996. The decrease in 1998 compared to 1997 is attributable to a 42% revenue increase in WRIT's office building segment resulting from 1997 and 1998 property acquisitions and increased occupancy and rental rates, combined with only a 32% increase in the office building segment's operating expenses. The decrease in 1997 compared to 1996 is attributable to a 25% revenue increase in the office building segment of WRIT's portfolio caused by increases in occupancy levels and rental rates in 1997 combined with only an 18% increase in the office building segment's operating expenses. WRIT's percentage of revenue from office buildings within its entire real estate portfolio has increased to 50% at December 31, 1998, from 45% at December 31, 1997 and 44% at December 31, 1996. The increase over 1996 is attributable to 1997 and 1998 office building acquisitions. Generally, real estate operating expenses have increased to $31.1 million in 1998 from $25.5 million in 1997 and $21.9 million in 1996 due to the acquisition of six real estate properties in each of the three years.

Interest expense increased $7.4 million in 1998 from 1997. This is attributable to the issuance of $110 million in medium-term notes in February 1998 and an increase in the average balance of outstanding line of credit advances due to acquisitions in 1998 and 1997. Interest expense of $9.7 million in 1997 increased $4.2 million over 1996 interest expense. This increase is primarily attributable to the issuance of $100 million in debt securities in August 1996. The proceeds of the borrowings were primarily used to purchase real estate assets. Therefore, the $11.6 million increase in interest expense from 1996 to 1998 should be seen in the context of the $28.8 million increase in operating income from 1996 to 1998.


General and administrative expenses were $6.6 million for 1998 as compared to $4.2 million for 1997 and $3.1 million for 1996. The increases in general and administrative expenses in 1998, as compared to 1997 and 1996, are attributable to increased compensation and personnel additions due to the increased portfolio of the Trust.

CAPITAL RESOURCES AND LIQUIDITY


WRIT has utilized the proceeds of share offerings, unsecured debt offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and also believes that additional sources of capital will be available from selling additional shares and/or the sale of medium or long-term secured or unsecured notes. The funds raised would be used to pay off any outstanding advances on WRIT's lines of credit and for new acquisitions and capital improvements.


As of December 31, 1998, WRIT had line of credit commitments in place from commercial banks for up to $75 million. WRIT acquired six properties for a total acquisition cost of $82.2 million in 1998, and acquired six properties for total acquisition costs of $138.8 million in 1997. The 1998 acquisitions were primarily financed through line of credit advances, from the February 1998 issuance of $110 million of medium-term notes (after repayment of amounts outstanding on line-of-credit borrowings of $95 million), the assumption of mortgages payable amounting to $21.6 million and from the reinvestment of the proceeds of the sale of three properties in 1998 of $10.8 million. The 1997 acquisitions were financed through line of credit advances and the issuance in August 1997 of 3,750,000 shares. The line of credit advances outstanding at December 31, 1997, were subsequently repaid with proceeds from the February 1998 issuance of $110 million of medium-term notes.

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million of 6.898% unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. WRIT used the proceeds of these notes for general business purposes, including repayment of $95 million of outstanding advances under its lines of credit. WRIT used the remainder of the proceeds to finance acquisitions and capital improvements to its properties. WRIT had four interest rate lock agreements related to this transaction which settled for $5.4 million and treated that settlement and the cost of a related interest rate cap agreement as transaction costs of the borrowing. These costs will be amortized over the life of the unsecured notes using the effective interest rate method.

In August 1997, WRIT received $61.1 million from the public sale of 3,750,000 shares. WRIT's underwriting expenses were approximately $200,000 resulting in net proceeds received by the Trust of $60.9 million. Approximately $23.0 million of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1997 property acquisitions. The balance of the net proceeds was used to acquire income producing properties and for capital improvements.

Cash flow from operating activities totaled $53.6 million, $42.5 million, and $37.6 million for the years ended December 31, 1998, 1997, and 1996, respectively, including net income of $41.1 million (net of $6.8 million gain on property sales), $30.1 million, and $28.0 million, respectively, and depreciation and amortization of $15.4 million, $10.9 million, and $7.8 million, respectively. The increase in cash flows from operating activities for all years is primarily due to the real estate acquisitions and the resultant increase in net income.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense, and dividends to shareholders. In 1998, 1997 and 1996, WRIT paid dividends totaling $39.6 million, $36.1 million, and $32.7 million, respectively.

CAPITAL IMPROVEMENTS

Capital improvements of $18.7 million were completed in 1998, including tenant improvements. Capital improvements to WRIT properties in 1997 and 1996 were approximately $13.9 million and $12.0 million, respectively.

Accretive Capital Improvements

Acquisition Related - These are capital improvements to properties acquired during the current and preceding two years, which were planned during our investment underwriting. The cost of these capital improvements was considered as part of the acquisition cost in WRIT's original projected returns on investment. In 1998, the most significant of these improvements were made to the Maryland Trade Center and 7900 Westpark Drive Office Buildings, The Ashby at McLean and Bethesda Hill Apartments and the Pickett and Northern Virginia Industrial Parks.

Expansions/Additions and Major Renovations - Expansions/Additions increase the rentable area of a property. During 1998, WRIT commenced the 49,000 square foot addition at 7900 Westpark Drive. This 100% pre-leased addition is expected to be completed in the third quarter of 1999. Major Renovations are improvements sufficient to increase the income otherwise achievable at a property. During 1998, WRIT commenced the renovation of the Bradlee Shopping Center, which is also expected to be completed in 1999. See Expansions and Major Renovations on Page 8 of this report for descriptions of these 1998 projects.

Tenant Improvements - Tenant Improvements are costs associated with commercial lease transactions such as painting and carpeting. During 1998, WRIT's average Tenant Improvement Costs per square foot of space leased were as follows:

Office                          $5.05
Retail                          $1.30
Industrial                      $1.61

The Retail and Industrial Tenant Improvement costs are substantially lower than Office Improvement costs because the improvements required in these property types are substantially less extensive than in offices. WRIT's office tenant improvement costs are among the lowest in the industry for a number of reasons. Over 75% of our office tenants renew their leases with WRIT, and renewing tenants generally require minimal tenant improvements. However, lower tenant costs is one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, WRIT is often able to lease an existing suite with the only tenant improvements being new paint and carpet.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be reincurred to maintain a property's income and value. In our residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements are made as needed upon vacancy of an apartment and averaged $790 for the 770 apartments turned over in 1998. WRIT also expensed an average of $310 per apartment turnover for items, which do not have a long-term life and are, therefore, not capitalized.

During 1998, WRIT's capital improvement costs were as follows (in thousands):

Accretive capital improvements:
     Acquisition related                                      $  4,943
     Expansions and major renovations                            2,856
     Tenant improvements                                         5,653
                                                              --------
                  Subtotal                                      13,452
Other                                                            5,200
                                                              --------
                  Total                                        $18,652

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

YEAR 2000

General

WRIT has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications and other systems using computer chips currently use two-digit fields to designate a year. When the century date occurs, date sensitive systems may recognize the year 2000 as 1900, or it may not recognize the year at all. This inability to recognize or properly treat the year 2000 may cause the systems to process critical financial and operations information incorrectly.

In 1998, WRIT implemented a new financial reporting system. This implementation was not done in response to Year 2000 issues but in order to improve management information systems and reporting processes. The new system is Year 2000 compliant. Management has implemented a project to review the remaining operating systems, including building operations, internal operating systems and third party compliance to determine if there are any Year 2000 issues related to such systems.

Project

WRIT's Year 2000 Project (the "Project") is divided into three major sections - Building Operations, Internal Operating Systems and External Agents (i.e., tenants and third party suppliers). The general phases common to each section are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to WRIT; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each property location and corporate headquarters.

As of December 31, 1998, the inventory and priority assignment phases of each section of the Project was completed. As described below, WRIT management is in the process of assessing the Year 2000 compliance of items determined to be material. Material items are those that WRIT's management believes have a risk involving the safety of individuals, damage to the environment or property or material financial loss.

The Building Operations section consists of the testing of key systems at the property locations, such as fire detection/prevention, elevators, heating/ventilation and air conditioning, telephone and utility services. The assessment phase is on schedule and WRIT estimates that approximately 75% of the activities relating to this phase were completed as of December 31, 1998. The process of replacing items that are not in compliance and the subsequent testing of these items is ongoing and is expected to be completed by the second quarter of 1999. There have not been any significant repairs or replacements related to this phase of the project. Contingency planning for this section is underway. All Building Operations activities are expected to be completed in the fourth quarter of 1999.

The Internal Operating System section includes the assessment of existing hardware and software and, where applicable, the replacement of hardware/software that is not Year 2000 compliant. The assessment phase is ongoing, and WRIT believes that all of its significant hardware and software is Year 2000 compliant. Contingency planning for this section is expected to be completed by the second quarter of 1999. All Internal Operating Systems activities are expected to be completed by the third quarter of 1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. Evaluations of critical third parties were initiated in the fourth quarter of 1998. These evaluations will be followed by the development of contingency plans, which are scheduled in the first quarter of 1999, with completion by the second quarter of 1999.

Costs

WRIT has not had any material expenditures related to the Year 2000 project as of December 31, 1998. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to WRIT's financial position.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Material failures could materially and adversely affect WRIT's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of tenants and third party suppliers, WRIT is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on WRIT's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce WRIT's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. WRIT's management believes that with the completion of the Project as scheduled, the possibility of significant interruptions should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with WRIT's disclosures under the heading:
"FORWARD-LOOKING STATEMENTS."


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include (a) WRIT's intention to invest in properties that it believes will continue to increase in income and value; (b) WRIT's belief that the office building sector will continue to lead WRIT's growth in 1999; (c) WRIT's belief that renovations and other changes at 7900 Westpark and the Bradlee Shopping Center will increase traffic and enable it to raise rents; (d) WRIT's belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; (e) WRIT's belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth; and (f) other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipates," "potential" and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT's tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets they may enter, including the effects of changes in Federal government spending
(c) inflation; (d) consumer confidence; (e) unemployment rates; (f) consumer tastes and preferences; (g) stock price and interest rate fluctuations; (h) WRIT's future capital requirements; (i) competition; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and (k) weather conditions.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                            YEAR ENDED DECEMBER 31,
                                    1998              1997             1996
                                    ----              ----             ----
        Earnings to fixed charges   2.00x             4.08x            6.11x
        Debt service coverage       3.84x             5.08x            7.26x


ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The only material market risk to which WRIT is exposed is interest rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT primarily enters into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance.

The table below presents principal, interest and related weighted average interest rates by year of maturity.

                                                                  Cash Flows
                                         ------------------------------------------------------------------------
                                           1999      2000       2001      2002       2003     Thereafter    Total     Fair Value
In thousands                               ----      ----       ----      ----       ----     ----------    -----     ----------
DEBT (all fixed rate
     except lines of credit)
Unsecured debt
     Principal                           $    -    $     -    $     -   $    -    $50,000     $160,000     $210,000    $203,442
     Interest                            $14,951   $14,951    $14,951   $14,951   $14,951     $118,312     $193,067
     Average interest rate                  7.12%     7.12%      7.12%     7.12%     7.12%        7.22%        7.20%

Mortgages
     Principal amortization
          (30 year amor)                 $   553   $   598    $   649   $   703   $ 7,161     $ 19,248     $ 28,912    $ 28,912
     Interest                            $ 2,298   $ 2,255    $ 2,209   $ 2,158   $ 1,573     $  2,407     $ 12,900
     Average interest rate                  8.05%     8.05%      8.05%     8.05%     7.69%        7.69%        7.13%

Lines of Credit
     Principal                           $44,000                                                           $ 44,000    $ 44,000
     Interest                            $ 1,246                                                           $  1,246
     Average interest rate                  5.77%                                                              5.77%

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

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to WRIT's 1999 Annual Meeting Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to WRIT's 1999 Annual Meeting Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated herein by reference to WRIT's 1999 Annual Meeting Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is hereby incorporated herein by reference to WRIT's 1999 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a).     The following documents are filed as part of this Report:

1. Financial Statements: The following Financial Statements of Washington Real Estate Investment Trust and Reports of Independent Accountants are included in this report:


         Report of Arthur Andersen LLP.


         Consolidated Balance Sheets at December 31, 1998 and 1997.

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.


Schedule                                                                    Page
--------                                                                    ----

III      Real Estate and Accumulated Depreciation                             41

         Supplementary Information: Quarterly Financial Results (unaudited)   44


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


3.       Exhibits:

         3.   Declaration of Trust and Bylaws

              (a) Declaration of Trust. Incorporated herein by reference to
                 Exhibit 3 to the Trust's registration statement on Form 8-B dated July 10, 1996.

              (b) Bylaws. Incorporated herein by reference to Exhibit 4 to the
                 Trust's registration statement on Form 8-B dated July 10, 1996.

              (c) Amendment to Declaration of Trust dated September 21, 1998.
                 Incorporated herein by reference to Exhibit 3 to the Trust's Form 10-Q dated November 13, 1998.

         4.

              (a) Credit agreement dated March 1, 1995 between Washington Real
                 Estate Investment Trust, as borrower, The First National Bank of Chicago, as lender, and The First National

                 Bank of Chicago as agent. Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 10-K dated March 28, 1996.

              (b) Credit agreement dated July 17, 1998, among Washington Real
                 Estate Investment Trust, as borrower, Crestar Bank, as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and Crestar Bank, as agent. Incorporated herein by reference to the Trust's Form 10-K dated March 31, 1998.

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

              (f) Share Grant Plan.***

              (g) Share Option Plan for Trustees.***


          21.     Subsidiaries of Registrant


                  In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT owns 100% of the partnership interest.

                  In 1998, WRIT formed a subsidiary limited liability company, WRIT-NVIP, L.L.C., a Virginia limited liability company, in which WRIT owns 93% of the company interests.

                  In 1998, WRIT formed a subsidiary company, Real Estate Management, Inc., a Maryland Corporation, in which WRIT owns 100% of the company interests.

          22.     Consents

              (a) Consent of Arthur Andersen LLP


          27.     Financial Data Schedules


              (a) 1998 financial data schedule



ITEM 14 (b). REPORTS ON FORM 8-K

(1) October 15, 1998 - Report pursuant to Item 2 on the acquisition of Northern Virginia Industrial Park and financial statements of the acquired property pursuant to Item 7.

(2) December 15, 1998 - Report pursuant to Item 2 on the acquisition of Woodson Medical Park I and II and financial statements of the acquired properties pursuant to Item 7.



     * Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed August 13, 1996.

    ** Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.


   *** Incorporated herein by reference to the exhibits 4(a) and 4(b), respectively to the Trust's Registration Statement on Form S-8 filed on March 17, 1998.

  **** Incorporated herein by reference to the exhibit of the same designation to the Trust's Registration Statement on Form S-3 filed on March 17, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 8, 1999                    By: /s/ Edmund B. Cronin, Jr.
                                           ---------------------------
                                           Edmund B. Cronin, Jr.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                        Date

      /s/ Arthur A. Birney     Chairman and Trustee         March 10, 1999
      ----------------------
      Arthur A. Birney

      /s/ William N. Cafritz   Trustee                      March 10, 1999
      ----------------------
      William N. Cafritz

      /s/ John M. Derrick, Jr. Trustee                      March 10, 1999
      -----------------------
      John M. Derrick, Jr.

      /s/ John P. McDaniel     Trustee                      March 10, 1999
      ----------------------
      John P. McDaniel

      /s/ David M. Osnos       Trustee                      March 10, 1999
      ----------------------
      David M. Osnos

      /s/ Stanley P. Snyder    Trustee                      March 10, 1999
      ----------------------
      Stanley P. Snyder

      /s/ Larry E. Finger      Senior Vice President and    March 10, 1999
      ----------------------   Chief Financial Officer
      Larry E. Finger

      /s/ Laura Franklin       Vice President and           March 10, 1999
      ----------------------   Chief Accounting Officer
      Laura Franklin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust (the "Trust," a Maryland real estate investment trust) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 41 through 44 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP



Washington, D.C.
February 9, 1999




            Washington Real Estate Investment Trust and Subsidiaries


                          Consolidated Balance Sheets
                        As of December 31, 1998 and 1997
                                 (In thousands)






                                                                                              1998          1997
                                                                                              ----          ----

ASSETS
     Real estate, at cost                                                                    $598,874      $504,315
     Accumulated depreciation                                                                 (68,301)      (56,015)
                                                                                              -------       -------
                  Total investment in real estate, net                                        530,573       448,300
     Cash and temporary investments                                                             4,595         7,908
     Rents and other receivables, net of allowance for doubtful accounts of $821 and
       $884, respectively                                                                       4,130         4,035
     Prepaid expenses and other assets                                                         19,409         8,328
                                                                                               ------         -----
                  Total assets                                                               $558,707      $468,571
                                                                                             ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable and other liabilities                                                 $  13,524    $    8,068
     Advance rents                                                                              2,680         2,615
     Tenant security deposits                                                                   4,331         3,089
     Mortgage notes payable                                                                    28,912         7,461
     Lines of credit payable                                                                   44,000        95,250
     Notes payable                                                                            210,000       100,000
                                                                                              -------       -------
                  Total liabilities                                                           303,447       216,483
                                                                                              -------       -------

MINORITY INTEREST
                                                                                                1,527           -
                                                                                                -----         -----
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, $.01 par value; 100,000 shares authorized:  35,692 and 35,678 shares issued and outstanding, respectively
                                                                                                  357           357
     Additional paid in capital                                                               253,376       251,731
                                                                                              -------       -------
                  Total shareholders' equity                                                  253,733       252,088
                                                                                              -------       -------
                  Total liabilities and shareholders' equity                                 $558,707      $468,571
                                                                                             ========      ========


               The accompanying notes are an integral part of these statements.




            Washington Real Estate Investment Trust and Subsidiaries


                       Consolidated Statements of Income
              For the Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)

                                                                  1998          1997         1996
                                                                  ----          ----         ----
Real estate rental revenue                                      $103,597       $79,429       $65,541

Real estate expenses:
     Utilities                                                     7,012         5,897         5,194
     Real estate taxes                                             7,372         5,746         4,782
     Repairs and maintenance                                       4,296         3,576         3,190
     Other expenses                                               12,434        10,240         8,766
                                                                  ------        ------         -----
                  Total real estate expenses                      31,114        25,459        21,932
                                                                  ------        ------        ------
Operating income                                                  72,483        53,970        43,609
Depreciation and amortization                                     15,399        10,911         7,784
                                                                  ------        ------         -----
Income from real estate                                           57,084        43,059        35,825
Other income                                                         880         1,011           708
Interest expense                                                 (17,106)       (9,691)       (5,474)
General and administrative expenses                               (6,558)       (4,243)       (3,095)
                                                                  ------        ------         -----
Income before gain on sale of real estate                         34,300        30,136        27,964
Gain on sale of real estate                                        6,764           -             -
                                                                   -----         -----         -----
                  Net income                                     $41,064       $30,136       $27,964
                                                                 =======       =======       =======
                  Basic and diluted earnings per share           $  1.15       $  0.90       $  0.88
                                                                 =======       =======       =======


                The accompanying notes are an integral part of these statements.




            Washington Real Estate Investment Trust and Subsidiaries


           Consolidated Statements of Changes in Shareholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                   Shares of
                                                                   Beneficial      Additional
                                                                  Interest at        Paid in         Shareholders'
                                                      Shares       Par Value         Capital            Equity
                                                      ------       ---------         -------            ------
Balance, December 31, 1995                            31,752        $  -            $199,735           $199,735

     Net income                                            -           -              27,964            27,964
     Dividends                                             -           -             (32,718)          (32,718)
     State of Maryland reorganization                      -         318                (318)                -
     Share options exercised                              51           -                 642               642
                                                          --         ---                 ---               ---

Balance, December 31, 1996                            31,803          318            195,305           195,623
     Net income                                            -            -             30,136            30,136
     Net proceeds from sale of shares                  3,750           38             60,825            60,863
     Dividends                                             -            -            (36,108)          (36,108)
     Share options exercised                             125            1              1,573             1,574
                                                         ---            -              -----             -----

Balance, December 31, 1997                            35,678          357            251,731           252,088
     Net income                                            -            -             41,064            41,064
     Dividends                                             -            -            (39,614)          (39,614)
     Share options exercised                              14            -                195               195
                                                          --          ---                ---               ---
Balance, December 31, 1998                            35,692         $357           $253,376          $253,733
                                                      ======         ====           ========          ========


                The accompanying notes are an integral part of these statements.



            Washington Real Estate Investment Trust and Subsidiaries


                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)
                                                                               1998          1997          1996
                                                                               ----          ----          ----
Cash flows from operating activities
     Net income                                                                $41,064    $  30,136        $27,964
     Adjustments to reconcile net income to cash provided by operating activities:
         Gain on sale of real estate                                            (6,764)         -             -
         Depreciation and amortization                                          15,399       10,911          7,784
         Increases in other assets                                              (2,895)      (2,047)        (2,120)
         Increases in other liabilities                                          6,789        3,499          3,932
                                                                                 -----        -----          -----
                  Cash provided by operating activities                         53,593       42,499         37,560
                                                                                -------      ------         -------

Cash flows from investing activities
     Real estate acquisitions, net*                                             (59,087)   (138,804)       (69,888)
     Improvements to real estate                                                (18,652)    (13,913)       (11,972)
     Non-real estate capital improvements                                        (1,967)       -              -
     Net proceeds from sale of real estate                                       10,844        -              -
                                                                                 ------    --------        --------
                  Cash used in investing activities                             (68,862)   (152,717)       (81,860)
                                                                                -------    --------        -------
Cash flows from financing activities
     Dividends paid                                                             (39,614)    (36,108)       (32,718)
     Line of credit advances                                                     44,000     113,250         44,000
     Repayments of lines of credit                                              (95,250)    (23,000)       (67,000)
     Mortgage principal payments                                                   (172)       (129)          (117)
     Net proceeds from sale of shares                                              -         60,863           -
     Net proceeds from debt offering                                            102,797        -            97,637
     Net proceeds from the exercise of share options                                195       1,574            642
                                                                                    ---       -----            ---
                  Cash provided by financing activities                          11,956     116,450         42,444
                                                                                 ------     -------         ------
Net (decrease) increase in cash and temporary investment                         (3,313)      6,232         (1,856)

Cash and temporary investments, beginning of year                                 7,908       1,676          3,532
                                                                                  -----       -----          -----
Cash and temporary investments, end of year                                     $ 4,595    $  7,908       $  1,676
                                                                                =======    ========       ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $13,475    $  9,433       $  2,747
                                                                                =======    ========       ========

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------

On November 30, 1998, WRIT purchased Woodburn Medical Park I and II for an acquisition cost of $35.2 million. WRIT assumed two mortgages in the amount of $9.2 million and $12.4 million and paid the balance in cash. The $21.6 million in assumed mortgages is not included in the $59.1 million amount shown as real estate acquisitions.

                The accompanying notes are an integral part of these statements.

            Washington Real Estate Investment Trust and Subsidiaries


                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997 and 1996

1.   Nature of Business:


Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership and operation of income-producing real properties.

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

2. Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income from its residential and commercial leases when earned and accounts for all rental abatements on a straight-line basis.

Revenues from percentage of sales provisions in WRIT's leases are accounted for in accordance with EIFF 98-9, "Accounting for Contingent Rent."

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

WRIT evaluates quarterly the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, the Trust assesses impairment based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Trust has made the decision to dispose of the property. Otherwise, the Trust assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value. There were no property impairments recognized during the three-year period ending December 31, 1998.

Cash and Temporary Investments

Cash and temporary investments include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Interest Rate Protection Agreements

WRIT has entered into a series of interest rate protection agreements to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate protection agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (i) the debt to be hedged exposes WRIT to interest rate risk and
(ii) the interest rate protection agreement reduces WRIT's exposure to interest rate risk. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or are closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to investments accounted for at fair value, with any gain or loss included as a component of income.

Comprehensive Income

WRIT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of income.

Earnings Per Common Share

During 1997, WRIT adopted SFAS No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per share.

"Basic earnings per share" is computed as net income divided by the weighted-average common shares outstanding. "Diluted earnings per share" is computed as net income divided by the total weighted average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust's share based compensation plans (see Note 8) that could potentially reduce or "dilute" earnings per share, based on the treasury stock method.

The weighted-average number of shares outstanding for the year ended December 31, 1998, 1997, and 1996, was 35.7, 33.4, and 31.8 million shares, respectively. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 1998, 1997 and 1996.

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

New Statements of Financial Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although currently WRIT has no derivative instruments this statement would apply to, it could affect derivative instruments acquired by WRIT in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Real Estate Investments:

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., and Virginia and in 1997, Delaware as follows:

                                                               December 31,
                                                               -------------
                                                              1998      1997
                                                              ----      ----
                                                              (In thousands)

        Office buildings                                    $323,152  $268,977
        Retail centers                                        95,017    87,618
        Apartment buildings                                   83,163    80,173
        Industrial distribution/flex properties               97,542    67,547
                                                              ------    ------
                                                            $598,874  $504,315
                                                            ========  ========

WRIT's results of operations are dependent on the overall economic health of its tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the markets in which it owns property. These segments include commercial, residential, retail, and industrial/flex properties. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates, and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail sector of the economy could reduce merchant sales, which could adversely affect the operating results of WRIT.

As of December 31, 1998, 7900 Westpark office building accounted for 13 percent of total assets and 10 percent of total revenues. No other single property accounted for more than 10 percent of total assets or total revenues.

Properties acquired by WRIT during the year ending December 31, 1998 are as follows:

                                                                                                  Acquisition
    Acquisition                                                                 Rentable             Cost
       Date                   Property                          Type           Square Feet       (In thousands)
       ----                   --------                          ----           -----------       --------------
May 22, 1998             Northern Virginia Industrial Park    Industrial       790,000              $30,350
June 23, 1998            800 South Washington St.             Retail           45,000               6,100
September 11, 1998       8900 Telegraph Road                  Industrial       32,000               1,810
September 30, 1998       8230 Boone Boulevard                 Office           58,000               8,100
November 30, 1998        Woodburn Medical Park I and II       Office           167,000              35,200
         --- ----                                                              -------              ------
                                                                               1,092,000            $81,560
                                                                               =========            =======

WRIT accounted for each acquisition using the purchase method of accounting.

Properties sold by WRIT during the year ending December 31, 1998, are as follows:

      Disposition                                                               Rentable           Sales Price
         Date                         Property                   Type          Square Feet        (In Thousands)
         ----                         --------                   ----          -----------        --------------
March 23, 1998           Shirley I-395 Business Center        Industrial         113,000             $ 7,815
May 7, 1998              Ravensworth Center                   Industrial          29,000               1,650
December 17, 1998        Dover Mart                           Retail              44,000               1,975
                                                                                  ------               -----
                                                                                 186,000             $11,440
                                                                                 =======             =======

4.   Mortgage Notes Payable:

On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for its acquisition of Frederick County Square retail center. The mortgage bears interest at 9 percent. Principal and interest are payable monthly until January 1, 2003, at which time all unpaid principal and interest are payable in full. On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for its acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of December 31, 1998, are as follows:

                                              (In thousands)

                 1999                          $  553
                 2000                             598
                 2001                             649
                 2002                             703
                 2003                           7,161
                 Thereafter                    19,248
                                               ------
                                              $28,912
                                              =======


5.   Unsecured Lines of Credit Payable:

During 1998, WRIT maintained two unsecured lines of credit: a $25 million line of credit ("Credit Facility No. 1") and a $50 million line of credit ("Credit Facility No. 2").

Credit Facility No. 1

WRIT had $0 and $25 million outstanding as of December 31, 1998 and 1997, respectively, related to Credit Facility No. 1.


The following advances have been made under this commitment:
       Advance                Date Paid             Amount            1998              1997              1996
         Date                  in Full          (In thousands)        Rate              Rate              Rate
         ----                  -------          --------------        ----              ----              ----

May 15, 1995            August 19, 1996            $  7,000            -                 -                5.99%
November 2, 1995        September 28, 1996         18,000              -                 -             6.11%-5.74%
September 26, 1996      September 26, 1997         4,000               -               6.83%              6.83%
November 14, 1997       February 25, 1998          25,000          6.64%-8.50%      6.40%-6.64%           -

All new advances and interest rate adjustments upon the expiration of WRIT's interest lock-in dates will bear interest at LIBOR plus a spread based on WRIT's public debt rating. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation. On January 31, 1999, WRIT executed an extension of this agreement to change the termination date to March 17, 1999, at which time WRIT intends to either further extend the agreement or pursue other refinancing arrangements.

This $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.15 percent per annum in the first year, 0.20 percent per annum through August 1996, and 0.175 percent thereafter, on the amount that the $25 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1998 and 1997, $25.0 million and $0, respectively, of this commitment was unused and available for subsequent acquisitions or capital improvements. This fee is paid quarterly. This commitment also contains certain financial and non-financial covenants including debt service coverage, net worth, and permitted indebtedness ratios which WRIT has met as of December 31, 1998. In addition, this commitment requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

Credit Facility No. 2

WRIT had $44 million and $50 million outstanding as of December 31, 1998 and 1997, respectively, related to Credit Facility No. 2.

The following advances have been made under this commitment:
       Advance                Date Paid             Amount            1998              1997              1996
         Date                  in Full          (In Thousands)        Rate              Rate              Rate
         ----                  -------          --------------        ----              ----              ----

December 21, 1995       August 13, 1996            $  3,000            -                 -            6.06%-6.15%
March 13, 1996          August 13, 1996            11,000              -                 -            5.78%-6.25%
May 17, 1996            August 13, 1996            28,000              -                 -               6.06%
November 26, 1996       August 1, 1997             1,000               -               6.29%             6.05%
February 28, 1997       August 1, 1997             14,000              -               6.25%               -
March 27, 1997          August 1, 1997             3,000               -               6.25%               -
June 27, 1997           August 1, 1997             1,000               -               6.19%               -
November 12, 1997       February 25, 1998          17,000            6.64%          6.36%-6.64%            -
November 14, 1997       February 25, 1998          33,000            6.61%          6.40%-6.61%            -
May 22, 1998                     -                 13,000         5.54%-6.39%            -                 -
June 23, 1998                    -                 4,000          6.02%-6.39%            -                 -
September 9, 1998                -                 2,000             6.23%               -                 -
September 25, 1998               -                 3,000             5.76%               -                 -
September 28, 1998               -                 8,000             5.83%               -                 -
November 30, 1998                -                 14,000            5.82%               -                 -

All unpaid interest and principal are due July 1999 and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. WRIT has the option to extend this agreement until July 2000. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's public debt rating.

Credit Facility No. 2 provides WRIT the option to convert any advances or portions thereof into a term loan at any time after January 1999, and prior to July 1999, or July 2000, if extended. The principal amount of each term loan, if any, shall be repaid in July 2011. Such term loan(s) may be prepaid subject to a prepayment fee.

This $50 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.175 percent per annum on the amount that the $50 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1998 and 1997, $6 million and $0, respectively, of this commitment was unused. This fee is paid quarterly in arrears. This commitment also contains certain financial covenants including cash flow to debt service, net worth, capitalization and permitted indebtedness ratios which WRIT has met as of December 31, 1998.

Bridge Loan


During 1997, WRIT temporarily expanded one of its lines of credit to provide up to an additional $20.25 million through February 27, 1998, which was repaid on February 27, 1998. The bridge loan accrued interest at LIBOR plus 0.70 percent. At February 27, 1998 and December 31, 1997, the interest rate was 8.50 percent and 6.64 percent, respectively. WRIT was required to pay a commitment fee equal to 0.10 percent of the commitment. The bridge loan also required WRIT to pay the lender an unused commitment fee at the rate of 0.175 percent on the amount that the $20.25 million commitment exceeded the balance of outstanding advances. The bridge loan was repaid on February 27, 1998.

Information related to short-term borrowings are as follows (in thousands):

                                                        1998           1997
                                                        ----           ----
        Maximum Amount Outstanding                     $95,250        $95,250
        Average Amount Outstanding                      29,547         23,000
        Weighted Average Interest Rate                    6.38%          6.51%

6.       Senior and Medium Term Notes Payable:

Senior Notes

On August 8, 1996, WRIT entered into an underwriting agreement to sell $50 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50 million of 7.25 percent unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. In 1996, WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial covenants including debt service coverage and permitted indebtedness ratios which WRIT has met as of December 31, 1998.

Medium Term Notes

On February 20, 1998, WRIT sold $50 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February
2008) of approximately 6.74 percent. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT settled interest rate lock agreements for $5.4 million and treated the cost of the interest rate caps as a transaction cost of the borrowing. These costs are amortized over the life of the unsecured notes using the effective interest rate method. These notes also contain certain financial covenants including debt service coverage and permitted indebtedness ratios, which WRIT has met as of December 31, 1998.

7.   Shares of Beneficial Interest and Dividends:

In August 1997, WRIT received $61.1 million from the public sale of 3,750,000 shares. WRIT's offering costs were approximately $200,000, resulting in net proceeds received by the Trust of $60.9 million. Approximately $23.0 million of the net proceeds was used to repay certain borrowings outstanding under the Trust's lines of credit resulting from 1997 property acquisitions. The balance of the net proceeds was used to acquire income producing properties and for capital improvements.

The following is a breakdown of the taxable percentage of WRIT's dividends for 1998, 1997, and 1996, respectively:

                                        Ordinary Income        Return of Capital
                                        ---------------        -----------------
        1998                                 98%                        2%
        1997                                 93%                        7%
        1996                                 91%                        9%


8.   Share Options and Grants:

WRIT maintains an Incentive Stock Option Plan (the "Plan"), which includes qualified and non-qualified options. As of December 31, 1998, 1.5 million shares may be awarded to eligible employees. Under the Plan, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Options may be granted under the
Plan at any time prior to June 25, 2001. Activity under the Plan is summarized below:
                                                1998                        1997                       1996
                                                ----                        ----                       ----
                                                     Wtd Avg                    Wtd Avg                     Wtd Avg
                                        Shares      Ex Price       Shares       Ex Price       Shares      Ex Price
                                        ------      --------       ------       --------       ------      --------

Outstanding at January 1                409,000        $15.93       365,000       $14.78       320,000       $14.00
Granted                                 430,000         17.59       183,000        16.13        96,000        16.15
Exercised                                (8,000)        12.41      (125,000)       12.58       (51,000)       12.54
Expired                                 (25,000)        16.76       (14,000)       18.33             -          -
Outstanding at December 31              806,000         16.83       409,000        15.93       365,000        14.78
Exercisable at December 31              288,000         15.90       173,000        15.84       216,000        14.45


The 288,000 exercisable options outstanding at December 31, 1998, have exercise prices between $12.410 and $20.625, with a weighted-average exercise price of $15.90 and a weighted average remaining contractual life of 7.24 years. The remaining 518,000 options have exercise prices between $16.13 and $17.59, with a weighted average exercise price of $17.34 and a remaining contractual life of
9.83 years.

WRIT accounts for the Plan and the non-qualified share options granted under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                     1998              1997              1996
                                                                     ----              ----              ----

Net Income:                                 As Reported             $41,064           $30,136           $27,964
                                            Pro Forma                40,240            29,780            27,815
Basic Earnings Per Share:                   As Reported                1.15             0.90              0.88
                                            Pro Forma                  1.13             0.89              0.88
Weighted-average fair value of options
   granted                                                             1.92             1.94              1.63
Weighted-average assumptions:
     Expected lives (years)                                               7                7                 7
     Risk free interest rate                                           5.09%            5.75%             6.34%
     Expected volatility                                              19.21%           17.41%            15.39%
     Expected dividend yield                                           6.27%            5.79%             6.42%

Because the method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under generally accepted accounting principles. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options.

WRIT has computed basic earnings per share. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 1998, 1997, and 1996.

During 1998 and 1997, WRIT issued 9,692 and 5,877 share grants, respectively, to executives and trustees of the Trust. The respective compensation expense was recorded based upon the share price at the grant date. Share grants are awarded by the compensation committee of the Board of Directors.

9. Benefit Plans:


During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which is intended to align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives, share options under the Incentive Share Option Plan and share grants under the Share Grant Plan based on performance. The financial incentives to management are earned after WRIT has achieved a prescribed growth. This plan is effective from 1996 forward and will be reviewed by the Board of Trustees' Compensation Committee each year.

In 1997, WRIT implemented a Retirement Savings Plan (the "Savings Plan"). It was established so that participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and WRIT may, at its discretion, make a voluntary contribution to the Savings Plan.

WRIT maintained a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation ("PBO") and the accumulated benefit obligation ("ABO") became equal. WRIT anticipates terminating the plan no later than December 31, 1999. Since there are no further benefit accruals provided under the plan, WRIT has substantially reduced its funding obligation and there will be no further increases in the ABO or PBO. Benefits under the plan were generally based on years of service and final average pay. Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. The effects of the pension plan is immaterial to WRIT's financial statements.

10. Fair Value of Financial Instruments:


Statement of Financial Accounting Standards No. 107 requires disclosure about the fair value of financial instruments. Based on the current interest rate environment and management estimates, the carrying values of the mortgage notes payable and lines of credit payable approximates their fair values. The fair value of the 7.125 percent and 7.25 percent senior notes is $50.5 million and $50.4 million, respectively. The fair value of the $50 million and $60 million medium term notes is $45.0 million and $57.0 million, respectively.

11.  Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income during each of the next five years of approximately $74.4, $59.2, $47.3, $30.2, $21.0 and $42.6 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $462,000, $351,000, and $483,000 in 1998, 1997 and 1996,
respectively.

12. Contingencies:

In the normal course of business, WRIT is involved in various types of pending or unasserted claims. In the opinion of management, these claims will not have a material impact on the financial condition or future operations of the Trust.

13.  Segment Information:

WRIT has four reportable segments: Office Buildings, Industrial/Flex Properties, Apartment Buildings, and Retail Centers. Office Buildings represent 50 percent of real estate rental revenue and provide office space for various types of businesses. Industrial/Flex Properties represent the remaining 13 percent of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 20 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent 17 percent of real estate rental revenue and are retail outlets for a variety of stores.

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


                                                                           1998
                                                                      (In Thousands)
                                                 Industrial/
                                     Office        Flex          Apartment      Retail     Corporate
                                    Buildings    Properties      Buildings     Centers     and Other      Consolidated
                                    ---------    ----------      ---------     -------     ---------      ------------
Real estate rental revenue           $51,311       $13,547        $21,170      $17,569      $   -          $103,597
Real estate expenses                  16,610         2,703          8,096        3,705          -            31,114
                                      ------         -----          -----        -----        -----          ------
Operating income                      34,701        10,844         13,074       13,864          -            72,483
Depreciation and
amortization                           8,447         2,330          2,581        2,041          -            15,399
                                       -----         -----          -----        -----        -----          ------
Income from real estate               26,254         8,514          10,493      11,823          -            57,084
Other income                            -             -               -           -              880            880
Interest expense                         (69)         -               -           (665)      (16,372)       (17,106)
General and administrative              -             -               -           -           (6,558)        (6,558)
                                      ------         -----          ------      ------       -------         ------
Income before gain on sale of
   real estate                        26,185         8,514          10,493      11,158       (22,050)        34,300
                                      ------         -----          ------      ------       -------         ------
Gain on sale of real estate             -             -               -           -            6,764          6,764
                                      ------         -----          ------      ------       -------         ------
Net income                           $26,185        $8,514         $10,493     $11,158      $(15,286)       $41,064
                                     =======        ======         =======     =======      ========        =======
Capital investments                 $ 54,389       $34,706          $3,012      $8,755        $1,967       $102,829
                                    ========       =======          ======      ======        ======       ========
Total assets                        $300,043       $90,077         $65,679     $84,198       $18,710       $558,707
                                    ========       =======         =======     =======       =======       ========



                                                                           1997
                                                                      (In Thousands)
                                                 Industrial/
                                     Office          Flex        Apartment       Retail      Corporate
                                   Buildings      Properties     Buildings      Centers      and Other     Consolidated
                                   ---------      ----------     ---------      -------      ---------     ------------
Real estate rental revenue          $35,972         $9,877        $18,040       $15,540      $  -             $79,429
Real estate expenses                 12,579          2,051          7,145         3,684         -              25,459
                                     ------          -----          -----         -----       ------           ------
Operating income                     23,393          7,826         10,895        11,856         -              53,970
Depreciation and
amortization                          5,404          1,585          2,091         1,831         -              10,911
                                      -----          -----          -----         -----       ------           ------
Income from real estate              17,989          6,241          8,804        10,025         -              43,059
Other income                           -              -              -             -           1,011            1,011
Interest expense                       -              -              -             (677)      (9,014)          (9,691)
General and administrative             -              -              -             -          (4,243)          (4,243)
                                    ------          ------         ------        ------       ------           ------
Net income                          $17,989         $6,241         $8,804        $9,348     $(12,246)         $30,136
                                    =======         ======         ======        ======     ========          =======
Capital investments                $106,264        $22,919        $19,885        $3,649     $   -            $152,717
                                   ========        =======        =======        ======     ========         ========
Total assets                       $253,233        $60,290        $65,087       $77,233     $ 12,728         $468,571
                                   ========        =======        =======       =======     ========         ========



14.  Subsequent Events:

Subsequent to December 31, 1998, WRIT closed transactions to sell and purchase real estate assets. On January 28, 1999, WRIT acquired Dulles South IV for $6.84 million. The property consists of two flex/warehouse buildings containing 83,000 rentable square feet. The property is 100 percent leased.

On February 8, 1999, WRIT closed on the sale of two office buildings, 444 N. Frederick Road and Arlington Financial Center and one industrial distribution facility, Department of Commerce. On February 26, 1999, WRIT sold the V Street Distribution Center. WRIT sold these properties for $23.1 million resulting in a gain of $7.9 million. WRIT intends to use the proceeds to purchase other real estate assets.



                                                                                                                        Schedule III

                      Washington Real Estate Investment Trust and Subsidiaries


                 Summary of Real Estate Investments and Accumulated Depreciation

                                                                                               Net
                                                                 Initial Cost (b)          Improvements
                                                                 ----------------          ------------
                                                                            Building      (Retirements)
                                                                               and            since
             Properties                    Location           Land        Improvements     Acquisition
---------------------------           ---------------    --------------   ------------     -----------

Office Buildings
10400 Connecticut Avenue              Maryland            $     222,000      $1,691,000    $3,473,000
1901 Pennsylvania Avenue              Washington, D.C.          892,000       3,481,000     5,839,000
51 Monroe Street                      Maryland                  840,000      10,869,000     9,115,000
444 North Frederick Avenue (g)        Maryland                  813,000       3,818,000     1,823,000
7700 Leesburg Pike                    Virginia                3,669,000       4,000,000     5,845,000
Arlington Financial Center (g)        Virginia                3,000,000       3,293,000     1,188,000
515 King Street                       Virginia                4,102,000       3,931,000     1,116,000
The Lexington Building                Maryland                1,180,000       1,263,000       610,000
The Saratoga Building                 Maryland                1,464,000       1,554,000       812,000
Brandywine Center                     Maryland                  718,000         735,000       435,000
Tycon Plaza II                        Virginia                3,262,000       7,243,000     1,973,000
Tycon Plaza III                       Virginia                3,255,000       7,794,000     1,611,000
6110 Executive Boulevard              Maryland                4,621,000      11,895,000     2,570,000
1220 19th Street                      Washington, D.C.        7,802,000      11,366,000       539,000
Maryland Trade Center I               Maryland                3,330,000      12,747,000     2,234,000
Maryland Trade Center II              Maryland                2,826,000       9,487,000       620,000
1600 Wilson Boulevard                 Virginia                6,661,000      16,740,000       591,000
7900 Westpark Drive                   Virginia               12,049,000      64,212,000     2,419,000
8230 Boone Boulevard                  Virginia                1,417,000       6,760,000    -
Woodburn Medical Park I               Virginia                2,563,000      12,530,000    -
Woodburn Medical Park II              Virginia                2,632,000      17,612,000    -
                                                              ---------      ----------    ----------
                                                             67,318,000     213,021,000    42,813,000
                                                             ----------     -----------    ----------
Retail Centers
Concord Centre                        Virginia                  413,000         850,000     2,872,000
Bradlee                               Virginia                4,152,000       5,428,000     5,341,000
Clairmont                             Maryland                  155,000         892,000     1,004,000
Chevy Chase Metro Plaza               Washington, D.C.        1,549,000       4,304,000     3,011,000
Prince William Plaza                  Virginia                  171,000         820,000       988,000
Takoma Park                           Maryland                  415,000       1,085,000        16,000
Westminster                           Maryland                  553,000       1,889,000     1,801,000
Wheaton Park                          Maryland                  623,000         857,000     3,402,000
Montgomery Village Center             Maryland               11,624,000       9,105,000       900,000
Shoppes of Foxchase                   Virginia                5,838,000       2,980,000     1,114,000
Frederick County Square (e)           Maryland                6,561,000       6,830,000     1,304,000
South Washington St.                  Virginia                2,624,000       3,546,000    -
                                                              ---------       ---------    ---------
                                                             34,678,000      38,586,000    21,753,000
                                                             ----------      ----------    ----------

                                                                Gross Amounts at which carried at
                                                                        December 31, 1998                   Accumulated
                                                                ---------------------------------           Depreciation
                                                                           Buildings                             at
                                                                              and                          December 31,    Date of
             Properties                    Location          Land        Improvements       Total (d)          1998     Construction
-----------------------------         ---------------    -------------   ------------       ---------          ----     ------------
Office Buildings
10400 Connecticut Avenue              Maryland           $     222,000    $5,164,000        $5,386,000      $1,752,000          1965
1901 Pennsylvania Avenue              Washington, D.C.         892,000     9,320,000        10,212,000       3,833,000          1960
51 Monroe Street                      Maryland                 840,000    19,984,000        20,824,000       7,172,000          1975
444 North Frederick Avenue (g)        Maryland                 813,000     5,641,000         6,454,000         950,000          1981
7700 Leesburg Pike                    Virginia               3,669,000     9,845,000        13,514,000       1,161,000          1976
Arlington Financial Center (g)        Virginia               3,000,000     4,481,000         7,481,000         463,000          1963
515 King Street                       Virginia               4,102,000     5,047,000         9,149,000         649,000          1966
The Lexington Building                Maryland               1,180,000     1,873,000         3,053,000         173,000          1970
The Saratoga Building                 Maryland               1,464,000     2,366,000         3,830,000         321,000          1977
Brandywine Center                     Maryland                 718,000     1,170,000         1,888,000         106,000          1969
Tycon Plaza II                        Virginia               3,262,000     9,216,000        12,478,000         964,000          1981
Tycon Plaza III                       Virginia               3,255,000     9,405,000        12,660,000         932,000          1978
6110 Executive Boulevard              Maryland               4,621,000    14,465,000        19,086,000       1,826,000          1971
1220 19th Street                      Washington, D.C.       7,802,000    11,905,000        19,707,000       1,283,000          1976
Maryland Trade Center I               Maryland               3,330,000    14,981,000        18,311,000       1,329,000          1981
Maryland Trade Center II              Maryland               2,826,000    10,107,000        12,933,000         916,000          1984
1600 Wilson Boulevard                 Virginia               6,661,000    17,331,000        23,992,000         704,000          1973
7900 Westpark Drive                   Virginia              12,049,000    66,631,000        78,680,000       2,430,000     1972/1986
8230 Boone Boulevard                  Virginia               1,417,000     6,760,000         8,177,000          66,000          1981
Woodburn Medical Park I               Virginia               2,563,000    12,530,000        15,093,000          52,000          1984
Woodburn Medical Park II              Virginia               2,632,000    17,612,000        20,244,000          73,000          1988
                                                             ---------    ----------        ----------      ----------
                                                            67,318,000   255,834,000       323,152,000      27,155,000
                                                            ----------    -----------      -----------      ----------

Retail Centers
Concord Centre                        Virginia                 413,000     3,722,000         4,135,000       1,240,000          1960
Bradlee                               Virginia               4,152,000    10,769,000        14,921,000       3,466,000          1955
Clairmont                             Maryland                 155,000     1,896,000         2,051,000         834,000          1965
Chevy Chase Metro Plaza               Washington, D.C.       1,549,000     7,315,000         8,864,000       1,698,000          1975
Prince William Plaza                  Virginia                 171,000     1,808,000         1,979,000         964,000          1967
Takoma Park                           Maryland                 415,000     1,101,000         1,516,000         793,000          1962
Westminster                           Maryland                 553,000     3,690,000         4,243,000       2,104,000          1969
Wheaton Park                          Maryland                 623,000     4,259,000         4,882,000         731,000          1967
Montgomery Village Center             Maryland              11,624,000    10,005,000        21,629,000       1,139,000          1969
Shoppes of Foxchase                   Virginia               5,838,000     4,094,000         9,932,000         416,000          1960
Frederick County Square (e)           Maryland               6,561,000     8,134,000        14,695,000         877,000          1973
South Washington St.                  Virginia               2,624,000     3,546,000         6,170,000          64,000          1959
                                                             ---------     ---------         ---------          ------
                                                            34,678,000    60,339,000        95,017,000      14,326,000
                                                            ----------    ----------        ----------      ----------


                                                            Date of        Net Rentable                   Depreciation
             Properties                Location           Acquisition      Square Feet (f)    Units         Life (c)
-----------------------------         ---------------     -----------      ---------------    -----         --------
Office Buildings
10400 Connecticut Avenue              Maryland           August    1979          65,000                     31 Years
1901 Pennsylvania Avenue              Washington, D.C.   May       1977          97,000                     28 Years
51 Monroe Street                      Maryland           August    1979         210,000                     41 Years
444 North Frederick Avenue (g)        Maryland           October   1989          66,000                     50 Years
7700 Leesburg Pike                    Virginia           October   1990         145,000                     50 Years
Arlington Financial Center (g)        Virginia           June      1992          51,000                     50 Years
515 King Street                       Virginia           July      1992          78,000                     50 Years
The Lexington Building                Maryland           November  1993          47,000                     50 Years
The Saratoga Building                 Maryland           November  1993          59,000                     50 Years
Brandywine Center                     Maryland           November  1993          35,000                     50 Years
Tycon Plaza II                        Virginia           June      1994         131,000                     50 Years
Tycon Plaza III                       Virginia           June      1994         152,000                     50 Years
6110 Executive Boulevard              Maryland           January   1995         199,000                     30 Years
1220 19th Street                      Washington, D.C.   November  1995         104,000                     30 Years
Maryland Trade Center I               Maryland           May       1996         191,000                     30 Years
Maryland Trade Center II              Maryland           May       1996         159,000                     30 Years
1600 Wilson Boulevard                 Virginia           October   1997         167,000                     30 Years
7900 Westpark Drive                   Virginia           November  1997         478,000                     30 Years
8230 Boone Boulevard                  Virginia           September 1998          58,000                     30 Years
Woodburn Medical Park I               Virginia           November  1998          71,000                     30 Years
Woodburn Medical Park II              Virginia           November  1998          96,000                     30 Years
                                                                              ---------
                                                                              2,659,000
                                                                              ---------
Retail Centers
Concord Centre                        Virginia           December  1973          76,000                     33 Years
Bradlee                               Virginia           December  1984         168,000                     40 Years
Clairmont                             Maryland           December  1976          40,000                     39 Years
Chevy Chase Metro Plaza               Washington, D.C.   September 1985          51,000                     50 Years
Prince William Plaza                  Virginia           August    1968          55,000                     50 Years
Takoma Park                           Maryland           July      1963          59,000                     50 Years
Westminster                           Maryland           September 1972         165,000                     37 Years
Wheaton Park                          Maryland           September 1977          71,000                     49 Years
Montgomery Village Center             Maryland           December  1992         196,000                     50 Years
Shoppes of Foxchase                   Virginia           June      1994         128,000                     50 Years
Frederick County Square (e)           Maryland           August    1995         233,000                     30 Years
South Washington St.                  Virginia           June      1998          45,000                     30 Years
                                                                              ---------
                                                                              1,287,000
                                                                              ---------


                                                                                                                        Schedule III
                                                                                                                        (Continued)
                      Washington Real Estate Investment Trust and Subsidiaries


                 Summary of Real Estate Investments and Accumulated Depreciation
                                                                                              Net
                                                                  Initial Cost (b)        Improvements
                                                                  ----------------        ------------
          Properties                  Location                               Building    (Retirements)
         -----------                 ----------                                 and          since
Apartment Buildings                                            Land        Improvements   Acquisition
                                                               ----        ------------   -----------

Country Club Towers                   Virginia                $ 299,000      $2,561,000   $2,677,000
Munson Hill Towers                    Virginia            (a)  -              3,337,000    4,161,000
Park Adams                            Virginia                  287,000       1,654,000    3,506,000
Roosevelt Towers                      Virginia                  336,000       1,996,000    1,851,000
3801 Connecticut Avenue               Washington, D.C.          420,000       2,678,000    4,412,000
The Ashby at McLean                   Virginia                4,356,000      17,125,000    2,013,000
Walker House Apartments               Virginia                2,851,000       7,946,000      565,000
Bethesda Hill                         Maryland                3,900,000      13,338,000      894,000
                                                             ----------      ----------   ----------
                                                             12,449,000      50,635,000   20,079,000
Industrial Distribution /Flex
   Property
Pepsi-Cola                            Maryland                  760,000       1,792,000    1,560,000
Capitol Freeway Center                Washington, D.C.          300,000       1,205,000    2,627,000
Department of Commerce (g)            Virginia                  347,000       1,009,000    1,356,000
Fullerton                             Virginia                  950,000       3,317,000      832,000
V Street Distribution Center          Washington, D.C.          126,000         317,000      201,000
Charleston Business Center            Maryland                2,045,000       2,091,000      247,000
Tech 100 Industrial Park              Maryland                2,086,000       4,744,000      417,000
Crossroads Distribution Center        Maryland                  894,000       1,945,000      146,000
The Alban Business Center             Virginia                  878,000       3,298,000      375,000
The Earhart Building                  Virginia                  916,000       4,128,000      103,000
Ammendale Technology Park I           Maryland                1,335,000       6,492,000      406,000
Ammendale Technology Park II          Maryland                  862,000       5,016,000      266,000
Pickett Industrial Park               Virginia                3,300,000       4,899,000      491,000
Northern VA Industrial Park           Virginia                5,092,000      26,461,000            -
8900 Telegraph Road                   Virginia                  372,000       1,538,000            -
                                                             ----------      ----------    ---------
                                                             20,263,000      68,252,000    9,027,000
                                                             ----------      ----------    ---------
                  Totals                                   $134,708,000    $370,494,000  $93,672,000
                                                           ============    ============  ===========

                                                                  Gross Amounts at which carried at         Accumulated
                                                                           December 31, 1998                Depreciation
                                                                           -----------------
         Properties                  Location                                 Buildings                         at
         -----------                 ----------                                   and                       December 31,    Date of
Apartment Buildings                                               Land      Improvements       Total (d)       1998     Construction
                                                                  ----      ------------       ---------       ----     ------------

Country Club Towers                   Virginia                 $ 299,000   $5,238,000        $ 5,537,000   $  2,956,000         1965
Munson Hill Towers                    Virginia             (a)     -        7,498,000          7,498,000      4,020,000         1963
Park Adams                            Virginia                   287,000    5,160,000          5,447,000      2,301,000         1959
Roosevelt Towers                      Virginia                   336,000    3,847,000          4,183,000      2,152,000         1964
3801 Connecticut Avenue               Washington, D.C.           420,000    7,090,000          7,510,000      3,938,000         1951
The Ashby at McLean                   Virginia                 4,356,000   19,138,000         23,494,000      1,442,000         1982
Walker House Apartments               Virginia                 2,851,000    8,511,000         11,362,000        743,000         1971
Bethesda Hill                         Maryland                 3,900,000   14,232,000         18,132,000        513,000         1986
                                                               ---------   ----------         ----------     ----------
                                                              12,449,000   70,714,000         83,163,000     18,065,000
                                                              ----------   ----------         ----------     ----------
Industrial Distribution /Flex
   Property
Pepsi-Cola                            Maryland                   760,000    3,352,000       4,112,000         714,000           1971
Capitol Freeway Center                Washington, D.C.           300,000    3,832,000       4,132,000       1,842,000           1940
Department of Commerce (g)            Virginia                   347,000    2,365,000       2,712,000       1,669,000           1964
Fullerton                             Virginia                   950,000    4,149,000       5,099,000       1,142,000           1980
V Street Distribution Center          Washington, D.C.           126,000      518,000         644,000         255,000           1960
Charleston Business Center            Maryland                 2,045,000    2,338,000       4,383,000         262,000           1973
Tech 100 Industrial Park              Maryland                 2,086,000    5,161,000       7,247,000         601,000           1990
Crossroads Distribution Center        Maryland                   894,000    2,091,000       2,985,000         201,000           1987
The Alban Business Center             Virginia                   878,000    3,673,000       4,551,000         293,000           1981
The Earhart Building                  Virginia                   916,000    4,231,000       5,147,000         283,000           1987
Ammendale Technology Park I           Maryland                 1,335,000    6,898,000       8,233,000         434,000           1985
Ammendale Technology Park II          Maryland                   862,000    5,282,000       6,144,000         319,000           1986
Pickett Industrial Park               Virginia                 3,300,000    5,390,000       8,690,000         192,000           1973
Northern VA Industrial Park           Virginia                 5,092,000   26,461,000      31,553,000         534,000      1968/1991
8900 Telegraph Road                   Virginia                   372,000    1,538,000       1,910,000          14,000           1985
                                                              ----------   ----------      ----------     -----------
                                                              20,263,000   77,279,000      97,542,000       8,755,000
                                                              ----------   ----------      ----------     -----------
                                                            $134,708,000 $464,166,000    $598,874,000     $68,301,000
                                                            ============ ============    ============     ===========

                                                                Date of        Net Rentable                 Depreciation
          Properties                  Location                Acquisition      Square Feet (f)  Units         Life (c)
          ----------                  --------                -----------      ---------------  -----         --------

Apartment Buildings
Country Club Towers                   Virginia                July      1969       276,000        227         35 Years
Munson Hill Towers                    Virginia                January   1970       340,000        279         33 Years
Park Adams                            Virginia                January   1969       210,000        200         35 Years
Roosevelt Towers                      Virginia                May       1965       229,000        191         40 Years
3801 Connecticut Avenue               Washington, D.C.        January   1963       242,000        307         30 Years
The Ashby at McLean                   Virginia                August    1996       349,000        250         30 Years
Walker House Apartments               Virginia                March     1996       148,000        196         30 Years
Bethesda Hill                         Maryland                November  1997       226,000        195         30 Years
                                                                                 2,020,000      1,845
                                                                                 ---------      -----
Industrial Distribution /Flex
   Property
Pepsi-Cola                            Maryland                October   1987        69,000                    40 Years
Capitol Freeway Center                Washington, D.C.        July      1974       145,000                    25 Years
Department of Commerce (g)            Virginia                December  1971       105,000                    43 Years
Fullerton                             Virginia                September 1985       103,000                    50 Years
V Street Distribution Center          Washington, D.C.        October   1973        31,000                    40 Years
Charleston Business Center            Maryland                November  1993        85,000                    50 Years
Tech 100 Industrial Park              Maryland                May       1995       167,000                    30 Years
Crossroads Distribution Center        Maryland                December  1995        85,000                    30 Years
The Alban Business Center             Virginia                October   1996        87,000                    30 Years
The Earhart Building                  Virginia                December  1996        92,000                    30 Years
Ammendale Technology Park I           Maryland                February  1997       167,000                    30 Years
Ammendale Technology Park II          Maryland                February  1997       108,000                    30 Years
Pickett Industrial Park               Virginia                October   1997       246,000                    30 Years
Northern VA Industrial Park           Virginia                May       1998       790,000                    30 Years
8900 Telegraph Road                   Virginia                September 1998        32,000                    30 Years
                                                                                 2,312,000
                                                                                 8,278,000       1,845
                                                                                 ---------       -----
Notes:
(a)      The site of Munson Hill Towers is rented under a ground lease requiring annual payments of $22,600 until the expiration of the lease in 2060.

(b) The purchase of real estate investments has been divided between land and buildings and improvements on the basis of management determination of the values relative to land and buildings.

(c) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

(d) At December 31, 1998, total land, buildings and improvements are carried at $584,303,000 for federal income tax purposes.

(e) At December 31, 1998, WRIT was obligated under the following mortgage encumbrances: the $7,321,000 mortgage note payable on Frederick County
         Square, the $9,226,000 mortgage note payable on Woodburn Medical Park
         I, and the $12,365,000 mortgage payable on Woodburn Medical Park II.

(f)      Residential properties are presented in gross square feet.

(g)      Properties were sold subsequent to December 31, 1998.




                                                                                                       Schedule III
                                                                                                        (Continued)
            Washington Real Estate Investment Trust and Subsidiaries


        Summary of Real Estate Investments and Accumulated Depreciation
                                 (In thousands)


The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996:

                                                                      Years Ended December 31,
                                                                  1998           1997          1996
                                                                  ----           ----          ----
Real Estate Assets
     Balance, beginning of period                              $504,315        $352,579     $272,597
     Additions - property acquisitions                           82,210         138,802       69,888
                  - improvements                                 18,652          13,915       11,972
     Deductions - write-off of fully depreciated asset             -               (981)      (1,878)
     Deductions - property sales                                 (6,303)           -            -
                                                                 ------         ------        ------
     Balance, end of period                                    $598,874        $504,315     $352,579
                                                               ========        ========     ========
Accumulated Depreciation
     Balance, beginning of period                             $  56,015         $46,639    $  41,021
     Additions - depreciation                                    14,566          10,357        7,496
     Deductions - write-off of fully depreciated assets            -               (981)      (1,878)
     Deductions - property sales                                 (2,280)            -            -
                                                                 ------          ------       ------
     Balance, end of period                                   $  68,301          $56,015   $  46,639
                                                              =========          =======   =========




            Washington Real Estate Investment Trust and Subsidiaries

                           Supplementary Information:
                    Quarterly Financial Results (Unaudited)
                     (In thousands, except per share data)


                                                                 Quarter
                                                                 -------
                                               First       Second        Third       Fourth
                                               -----       ------        -----       ------
 1998:
     Real estate rental revenue                $24,501      $25,413      $26,243      $27,440
     Net income                                 14,499        8,351        8,277        9,937
     Net income per share                       $0.41         $0.23        $0.23        $0.28

1997:
     Real estate rental revenue                $18,498      $19,104      $19,436      $22,391
     Net income                                  7,028        7,140        7,664        8,304
     Net income per share                       $0.22         $0.22        $0.23        $0.23

1996:
     Real estate rental revenue                $14,681      $15,830      $17,056      $17,974
     Net income                                  6,952        7,083        6,848        7,081
     Net income per share                       $0.22         $0.22        $0.22        $0.22


                                       45