Form 10-Q
period 1999-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1999-05-11
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE    ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NO. 1-6622

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


      MARYLAND                                        53-0261100
 ------------------------------------------  -----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

               6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND 20852
--------------------------------------------------------------------------------
               (Address of principal executive office)     (Zip code)


        Registrant's telephone number, including area code (301) 984-9400



              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.


                    SHARES OF BENEFICIAL INTEREST 35,709,789

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES     X           NO  ____


                     WASHINGTON REAL ESTATE INVESTMENT TRUST


                                      INDEX

                                                                                                 Page
Part I: Financial Information                                                                    ----
        ----------------------
               Item l. Financial Statements
                       Consolidated Balance Sheets                                                  3
                       Consolidated Statements of Income                                            4
                       Consolidated Statements of Cash Flows                                        5
                       Consolidated Statement of Changes in Shareholders' Equity                    6
                       Notes to Financial Statements                                                7

                Item 2.  Management's Discussion and Analysis                                      12


Part II: Other Information
         -----------------
               Item l.     Legal Proceedings                                                       17

               Item 2.    Changes in Securities                                                    17

               Item 3.    Defaults upon Senior Securities                                          17

               Item 4.    Submission of Matters to a Vote of Security Holders                      17

               Item 5.    Other Information                                                        17

               Item 6.    Exhibits and Reports on Form 8-K                                         17

               Signatures                                                                          18

                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------
The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1998 included in the Trust's 1998 Form 10-K Report filed with the Securities and Exchange Commission.

                                     PART 1
                          ITEM I. FINANCIAL STATEMENTS


                                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                          CONSOLIDATED BALANCE SHEETS
                                    (In Thousands, except per share amounts)

                                                                    (Unaudited)
                                                                   March 31,                     December 31,
                                                                     1999                            1998
                                                               ------------------             -------------------
Assets
  Real estate at cost                                                   $593,801                        $598,874
  Accumulated depreciation                                               (69,106)                        (68,301)
                                                               ------------------             -------------------
          Total investment in real estate                                524,695                         530,573

  Cash and temporary investments                                          23,773                           4,595
  Rents and other receivables, net of allowance for doubtful
      accounts of $867 and $821, respectively                              4,076                           4,130
  Prepaid expenses and other assets                                       17,759                          19,409
                                                               ------------------             -------------------

                                                                        $570,303                        $558,707
                                                               ==================             ===================



Liabilities
  Accounts payable and other liabilities                                  $9,030                         $13,524
  Tenant security deposits                                                 4,368                           4,331
  Advance rents                                                            2,231                           2,680
  Mortgage notes payable                                                  28,779                          28,912
  Lines of credit payable                                                 54,000                          44,000
  Notes payable                                                          210,000                         210,000
                                                               ------------------             -------------------

                                                                         308,408                         303,447
                                                               ------------------             -------------------

Minority interest                                                          1,530                           1,527
                                                               ------------------             -------------------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value;
  100,000,000 shares authorized:  35,710 and
  35,692 shares issued and outstanding at March
  31, 1999 and December 31, 1998, respectively                              357                             357
  Additional paid-in capital                                            260,008                         253,376
                                                               ------------------             -------------------

                                                                         260,365                         253,733
                                                               ------------------             -------------------


                                                                        $570,303                        $558,707
                                                               ==================             ===================



                                 See accompanying notes to financial statements


                                 WASHINGTON REAL ESTATE INVESTMENT TRUST

                                     CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands, except per share amounts)
                                                (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            1999                  1998
                                                                        --------------        --------------
Real estate rental revenue                                                    $27,654               $24,501
Real estate expenses                                                           (8,423)               (7,149)
                                                                        --------------        --------------
                                                                               19,231                17,352
Depreciation and amortization                                                  (4,451)               (3,641)
                                                                        --------------        --------------
Operating Income                                                               14,780                13,711

Other income                                                                      204                   230
Interest expense                                                               (5,220)               (3,778)
General and administrative                                                     (1,315)               (1,527)
                                                                        --------------        --------------

Income before gain on sale of real estate                                       8,449                 8,636
                                                                        --------------        --------------

Gain on sale of real estate                                                     7,909                 5,863
                                                                        --------------        --------------

Net Income                                                                    $16,358               $14,499
                                                                        ==============        ==============

Per share information based on the
     weighted average number
     of shares outstanding

Shares-- Basic                                                                 35,708                35,684

Shares-- Diluted                                                               35,727                35,707

Net income per share-- Basic                                                    $0.46                 $0.41
                                                                        ==============        ==============

Net income per share-- Diluted                                                  $0.46                 $0.41
                                                                        ==============        ==============

Dividends paid                                                                  $0.28                 $0.27
                                                                        ==============        ==============

                              See accompanying notes to financial statements

                                 WASHINGTON REAL ESTATE INVESTMENT TRUST

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)


                                                                          (Unaudited)
                                                                 Three Months Ended March 31,
                                                                  1999                  1998
                                                              -------------         --------------
Cash Flow From Operating Activities
  Net income                                                       $16,358                $14,499
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                       (7,909)                (5,863)
  Depreciation and amortization                                      4,451                  3,641
  Changes in other assets                                            1,312                   (177)
  Changes in other liabilities                                      (4,728)                   425
                                                              -------------         --------------

    Net cash provided by operating activities                        9,484                 12,525
                                                              -------------         --------------


Cash Flow From Investing Activities
  Capital improvements to real estate                               (5,358)                (3,170)
  Non-real estate capital improvements                                 (39)                  (206)
  Real estate acquisitions                                          (6,909)                     -
  Cash received for sale of real estate                             22,033                  7,589
                                                              -------------         --------------

    Net cash provided by investing activities                        9,727                  4,213
                                                              -------------         --------------


Cash Flow From Financing Activities
  Dividends paid                                                    (9,999)                (9,635)
  Net proceeds from debt offering                                        -                102,797
  Borrowings -  Lines of credit                                     10,000                      -
  Repayments -  Lines of credit                                          -                (95,250)
  Principal payments -  Mortgage note payable                         (134)                   (23)
  Share options exercised                                              100                      -
                                                              -------------         --------------

    Net cash used in financing activities                              (33)                (2,111)
                                                              -------------         --------------

Net increase in cash and temporary investments                      19,178                 14,627
Cash and temporary investments at beginning of year                  4,595                  7,908
                                                              -------------         --------------

Cash and temporary investments at end of period                    $23,773                $22,535
                                                              =============         ==============


Supplemental disclosure of cash flow information:
Cash paid during the first three months for interest                $8,512                 $4,685
                                                              =============         ==============



                 See accompanying notes to financial statements



                          WASHINGTON REAL ESTATE INVESTMENT TRUST

                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                      (Unaudited)
                                     (In Thousands)


                                                                                       Additional          Shareholders'
                                           Shares                Par Value          Paid in Capital           Equity
                                     --------------------     -----------------     -----------------      --------------


Balance, December 31, 1998                        35,692                  $357              $253,376            $253,733
Net  income                                                                                   16,358              16,358
Dividends                                                                                     (9,999)             (9,999)
Share Options Exercised                               18                     0                   273                 273
                                     --------------------     -----------------     -----------------      --------------

Balance, March 31, 1999                           35,710                  $357              $260,008            $260,365
                                     ====================     =================     =================      ==============


                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999(Unaudited)


NOTE 1: NATURE OF BUSINESS
--------------------------
Washington Real Estate Investment Trust ("WRIT") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the Mid-Atlantic Region.

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

EARNINGS PER COMMON SHARE

"Basic earnings per share" is computed as net income divided by the weighted average common shares outstanding. "Diluted earnings per share" is computed as net income divided by the total weighted average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of WRIT's share based compensation plans that could potentially reduce or "dilute" earnings per share, based on the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999(Unaudited)



measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although WRIT currently has no derivative instruments that this statement would apply to, it could affect certain derivative instruments acquired by WRIT in future periods.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses were recorded in the three months ended March 31, 1999.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments includes cash equivalents with original maturities of 90 days or less.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999(Unaudited)



and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report-ing period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., Virginia and Delaware as follows:

                                                        March 31, 1999
                                                        (In Thousands)
                                                        --------------
                 Office buildings                          $312,123
                 Industrial distribution centers            101,901
                 Apartment buildings                         83,806
                 Shopping centers                            95.971
                                                           --------
                                                           $593,801
                                                           ========


WRIT acquired the following property during the first three months of 1999 as follows:

  Acquisition Date              Property                Property     Rentable Square     Acquisition
                                  Name                    Type             Feet            Cost (in
                                                                                          thousands)
--------------------- ------------------------------ --------------- ----------------- -----------------
January 27, 1999      Dulles South IV                  Industrial         83,000            $6,909


NOTE 4:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------
As of March 31, 1999, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. $54 million was outstanding under the credit commitments as of March 31, 1999. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the three months ended March 31, 1999 bore interest at rates ranging from 5.67% to 6.23% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation, and all unpaid principal and interest are due January 31, 2000.

The credit commitments require WRIT to pay the lenders unused commitment fees at the rate of 0.175% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. These fees are payable quarterly. At March 31, 1999, $21 million was available under the credit commitments. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of March 31, 1999.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999(Unaudited)



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

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. The net proceeds to WRIT after deducting loan origination fees was $102.7 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

These notes contain certain financial and non-financial covenants which WRIT has met as of March 31, 1999.

NOTE 6: SALE OF REAL ESTATE
----------------------------
On February 8, 1999, WRIT sold two office buildings, 444 N. Frederick Road and Arlington Financial Center and one industrial distribution facility, Department of Commerce. The properties were sold for approximately $21.5 million in cash resulting in a gain of approximately $7.8 million. On February 26, 1999, WRIT sold the V Street Distribution Center for $0.6 million in cash resulting in a gain of approximately $0.1 million. WRIT used $7.5 million of the proceeds from these sales to purchase Sully Square industrial property (see Note 7), and intends to use the remaining proceeds to invest in other real estate.

On March 23, 1998, WRIT sold the Shirley-395 Business Center. The property was sold for approximately $7.6 million in cash resulting in a gain of approximately $5.9 million in cash. On May 7, 1998, WRIT sold the 5410 Port Royal Business Center. The property was sold for approximately $1.7 million in cash resulting in a $64,000 gain. WRIT used the proceeds from the sales to invest in other real estate.

NOTE 7: SUBSEQUENT EVENT
------------------------
On April 16, 1999, WRIT purchased Sully Square industrial property for a purchase price of $7.5 million. The property consists of three flex/ warehouse buildings containing 95,000 square feet and is 100% leased. The property was purchased using a portion of the proceeds from the property sales discussed in
Note 6.

NOTE 8: SEGMENT INFORMATION
----------------------------
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 50% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 14% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 20% of real estate rental revenue. These properties

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999(Unaudited)



provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 16% of real estate rental revenue and are retail outlets for a variety of stores.

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

                                             (IN THOUSANDS)
                                   THREE MONTHS ENDED MARCH 31, 1999
                                   ---------------------------------
                               Office      Industrial    Apartment    Shopping    Corporate
                              Buildings     Centers      Buildings     Centers    and Other   Consolidated
                             ------------ ------------- ------------ ------------ ----------- -------------
Real estate rental revenue       $14,002        $3,829       $5,397       $4,426          $-       $27,654
Real estate expenses               4,492           870        2,045        1,016           -         8,423
                             ------------ ------------- ------------ ------------ ----------- -------------
Operating income                   9,510         2,959        3,352        3,410           -        19,231
Depreciation and                   2,520           745          652          534           -         4,451
amortization
                             ------------ ------------- ------------ ------------ ----------- -------------
Income from real estate            6,990         2,214        2,700        2,876           -        14,780
Other income                           -             -            -            -         204           204
Interest expense                   (414)             -            -        (164)     (4,642)       (5,220)
General and administrative             -             -            -            -     (1,315)       (1,315)
                             ============ ============= ============ ============ =========== =============
Net income before gain on
sale of real estate               $6,576        $2,214       $2,700       $2,712    $(5,753)        $8,449
                             ============ ============= ============ ============ =========== =============

Capital investments               $9,796          $802         $637       $1,032         $39       $12,306
                             ============ ============= ============ ============ =========== =============

Total assets                    $287,596       $95,545      $65,571      $84,610     $36,981      $570,303
                             ============ ============= ============ ============ =========== =============

                                           (IN THOUSANDS)
                                  THREE MONTHS ENDED MARCH 31, 1998
                                  ---------------------------------
                               Office      Industrial    Apartment    Shopping    Corporate
                              Buildings     Centers      Buildings     Centers    and Other   Consolidated
                             ------------ ------------- ------------ ------------ ----------- -------------
Real estate rental revenue       $12,364        $2,860       $5,159       $4,118          $-       $24,501
Real estate expenses               3,905           557        1,896          791           -         7,149
                             ------------ ------------- ------------ ------------ ----------- -------------
Operating income                   8,459         2,303        3,263        3,327           -        17,352
Depreciation and                   2,049           459          637          496           -         3,641
amortization
                             ------------ ------------- ------------ ------------ ----------- -------------
Income from real estate            6,410         1,844        2,626        2,831           -        13,711
Other income                           -             -            -            -         230           230
Interest expense                       -             -            -        (167)     (3,611)       (3,778)
General and administrative             -             -            -            -     (1,527)       (1,527)
                             ============ ============= ============ ============ =========== =============
Net income                        $6,410        $1,844       $2,626       $2,664    $(4,908)        $8,636
                             ============ ============= ============ ============ =========== =============

Capital investments               $1,996          $317         $303         $554        $206        $3,376
                             ============ ============= ============ ============ =========== =============

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
FORWARD LOOKING STATEMENTS
----------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include general economic conditions, local real estate conditions, the performance of properties that WRIT has acquired or may acquire and other risks, detailed from time to time in the WRIT's past and future SEC reports.

REAL ESTATE RENTAL REVENUE: Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Total revenues for the first quarter of 1999 increased 12.9% ($3.2 million) to $27.7 million from $24.5 million in the first quarter of 1998.

For the first quarter of 1999, WRIT's office buildings had increases of 13.2% in revenues and 9.0% in operating income, over the first quarter of 1998. These increases were primarily due to the acquisition of 8230 Boone Boulevard in September 1998 and Woodburn Medical Park in November 1998 offset in part by the sale of 444 N. Frederick and Arlington Financial Center in February 1999, and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire first quarters of 1998 and 1999, revenue and operating income increased 5.7% and 2.5% respectively. The increases in revenues and operating income were due to increases in rental rates and occupancy across the sector.

For the first quarter of 1999, WRIT's industrial distribution center revenues and operating income increased 33.8% and 20.0% respectively, over the first quarter of 1998. This was primarily due to the acquisitions of Northern Virginia Industrial Park in May 1998, 8900 Telegraph Road in September 1998 and Dulles South IV in January 1999, offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire first quarters of 1998 and 1999, revenue increased by 8.1% and net operating income was unchanged. The increase in revenues was primarily due to increased rental rates and increased tenant pass through expense recoveries. Operating income was unchanged due to offsetting increases in operating expenses relating to the milder weather in 1998 as discussed below.

For the first quarter of 1999, WRIT's apartment revenues and operating income increased 4.6% and 2.8% respectively over the first quarter of 1998. These increases were primarily due to increased rental and occupancy rates offset in part by increased operating expenses caused by the milder weather conditions in 1998 as discussed below. WRIT did not purchase any apartment properties in 1998 or 1999.

For the first quarter of 1999, WRIT's shopping center revenues increased 7.5% and operating income was

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



unchanged over the first quarter of 1998. This revenue increase was primarily due to the acquisition of 800 South Washington Street in June 1998, offset in part by the sale of Dover Mart in December 1998, and due to increased core portfolio revenues. Operating income was unchanged due to offsetting increases in operating expenses relating to the milder weather in 1998 as discussed below. Comparing those shopping centers owned by WRIT for the entire first quarters of 1998 and 1999, revenue and operating income increased by 4.1% and 4.4% respectively. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Real estate expenses increased $1.3 million or 17.8% to $8.4 million as compared to $7.1 million for the first quarter of 1998. This increase is primarily due to expenses relating to properties acquired in 1998 and 1999, as well as increased utilities, repairs and maintenance, operating services and common area maintenance expenses in 1999 as compared to 1998 due to milder weather conditions in 1998.

Depreciation and amortization expense increased $0.8 million or 22.2% to $4.5 million as compared to $3.6 million for the first quarter of 1998. This is primarily due to 1998 and year to date 1999 acquisitions of $45.4 million and $6.9 million, respectively, and 1998 and year to date 1999 capital and tenant improvement expenditures which totaled $11.8 million and $5.4 million, respectively.

Total interest expense was $5.2 million for the first quarter of 1999 as compared to $3.8 million for the first quarter of 1998. This increase is primarily attributable to the issuance of $110 million in debt securities in February 1998 and the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park. For the first quarter of 1999, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.7 million and mortgage interest expense was $0.6 million. For the first quarter of 1998, notes payable interest expense was $2.6 million, lines of credit interest expense was $1.0 million and mortgage interest expense was $0.2 million.

General and administrative expenses decreased $0.2 million to $1.3 million as compared to $1.5 million for the first quarter of 1998. The decrease is primarily attributable to decreased incentive compensation. For the first quarter of 1999, general and administrative expenses as a percentage of revenue were 4.8% as compared to 6.2% for the first quarter of 1998.

Gain on sale of real estate for the three months ended March 31, 1999 was $7.9 million, resulting from the sale of 444 N. Frederick Road, Arlington Financial Center, Department of Commerce and V Street Distribution Center. Gain on sale of real estate for the three months ended March 31, 1999 was $5.9 million, resulting from the sale of Shirley 395 Business Center.


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

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31, 1999, WRIT had $54 million outstanding under its lines of credit. WRIT acquired six properties in 1998 and one property in 1999 (as of March 31) for total acquisition costs of $82.2 million and $6.9 million, respectively. The 1998 acquisitions were primarily financed through line of credit advances, from the February 1998 issuance of $110.0 million of medium term notes (after repayment of amounts outstanding under line of credit advances of $95.3 million), the assumption of mortgages payable of $21.6 million and from the reinvestment of the proceeds from the sale of three properties in 1998 of $10.8 million. The 1999 acquisition was financed through line of credit advances. Subsequent to March 31, 1999, an additional property was purchased for $7.5 million using a portion of the proceeds from the sales of four properties in 1999 of $22.0 million. The remainder of these proceeds is expected to be used to purchase more real estate properties.

Cash flow from operating activities totaled $9.3 million for the first three months of 1999, as a result of net income before gain on sale of real estate of $7.9 million, depreciation and amortization of $4.5 million, decreases in other assets of $1.3 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $4.9 million. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash provided by investing activities for the first three months of 1999 was $9.7 million, including cash received for sale of real estate of $22.0 million net of real estate acquisitions of $6.9 million and capital improvements to real estate of $5.4 million.

Net cash provided by financing activities for the first three months of 1999 was $0.1 million, including line of credit borrowings of $10.0 million, principal repayments of $0.1 million on the mortgage notes payable and $10.0 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The only material market risk to which WRIT is exposed is interest rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT primarily enters into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past, WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



WRIT's interest rate risk has not changed significantly from its risk as disclosed in its 1998 Form 10-K.


YEAR 2000

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

In 1998, WRIT implemented a new financial reporting system. The implementation was not done in response to Year 2000 issues but in order to improve reporting processes. The new system is Year 2000 compliant. Management has implemented a project to review the remaining operating systems, including building operations, internal operating systems and third party compliance to determine if there are any Year 2000 issues related to such systems.

Project
-------
WRIT's Year 2000 Project (the "Project") is divided into three major sections--Building Operations, Internal Operating Systems and External Agents (i.e. tenants and third party suppliers). The general phases common to each section are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to WRIT; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each property location and corporate headquarters.

As of March 31, 1999, the inventory and priority assignment phases of each section of the Project had been completed. As described below, WRIT management is in the process of assessing the Year 2000 compliance of items determined to be material. Material items are those that WRIT's management believes have a risk involving the safety of individuals, damage to the environment or property or financial loss. The testing phases of the Project are also currently being performed by the Trust.

The Building Operations section consists of the testing of key systems at the property locations, such as fire detection/ prevention, elevators, heating/ ventilation and air conditioning, telephone and utility services. The assessment section is on schedule, and WRIT estimates that approximately 75% of the activities relating to this section were completed as of March 31, 1999. The process of replacing items that are not in compliance and the subsequent testing of these items is ongoing and is expected to be completed by May 31, 1999. There have not been any significant repairs or replacements related to this phase of the project. Contingency planning for this section is underway. All Building Operations activities are expected to be completed in the fourth quarter of 1999.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Internal Operating Systems section includes the assessment of existing hardware and software and, where applicable, the replacement of hardware/ software that is not Year 2000 compliant. The assessment phase is ongoing, and WRIT believes that all of the significant hardware and software is Year 2000 compliant. Contingency planning for this section is expected to be completed by the second quarter 1999. All Internal Operating Systems activities are expected to be completed by the third quarter 1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing the year 2000 problem. Evaluations of critical third parties was completed in the first quarter of 1999. These evaluations were followed by the development of contingency plans, the documentation and testing of which is underway and with completion scheduled for the fourth quarter of 1999.

Costs
-----
WRIT has not had any material expenditures related to the Year 2000 project as of March 31, 1999. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to WRIT's financial position.

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

                             None

        Item 5.              Other Information

                             None

        Item 6.              Exhibits and Reports on Form 8-K

                             (a)  Exhibits

                             (27) Financial Data Schedule

                             (b) Reports on Form 8-K

1. February 24, 1999--Report pursuant to Item 5 on the release of the Trust's December 31, 1998 earnings information

2. May 3, 1999--Report pursuant to Item 5 on the release of the Trust's March 31, 1999 earnings information

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     WASHINGTON REAL ESTATE INVESTMENT TRUST


                                                   s/Larry E. Finger/
                                    --------------------------------------------
                                    Larry E. Finger,
                                    Senior Vice President
                                    and Chief Financial Officer



                                                   s/Laura M. Franklin/
                                    --------------------------------------------
                                    Laura M. Franklin,
                                    Vice President,
                                    Chief Accounting Officer and
                                    Corporate Secretary



Date: May 11, 1999