Form 10-Q
period 1999-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1999-08-12
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

          FOR QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NO. 1-6622

                   WASHINGTON REAL ESTATE INVESTMENT TRUST
            (Exact name of registrant as specified in its charter)


                      MARYLAND                                               53-0261100
           --------------------------------                                ---------------
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

                            YES     X           NO  ____

                   WASHINGTON REAL ESTATE INVESTMENT TRUST


                                    INDEX

                                                                                Page
Part I:     Financial Information

            Item l.      Financial Statements
                   Consolidated Balance Sheets                                     3
                   Consolidated Statements of Income                               4
                   Consolidated Statement of Changes in Shareholders' Equity       5
                   Consolidated Statements of Cash Flows                           6
                   Notes to Financial Statements                                   7

             Item 2.  Management's Discussion and Analysis                        13


Part II:    Other Information

            Item l.     Legal Proceedings                                         20

            Item 2.    Changes in Securities                                      20

            Item 3.    Defaults upon Senior Securities                            20

            Item 4.    Submission of Matters to a Vote of Security Holders        20

            Item 5.    Other Information                                          20

            Item 6.    Exhibits and Reports on Form 8-K                           21

            Signatures                                                            22


                                    Part I

                            FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1998 included in the Trust's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                           Part I
                                Item I. Financial Statements

                           WASHINGTON REAL ESTATE INVESTMENT TRUST

                                 CONSOLIDATED BALANCE SHEETS
                          (In Thousands, except per share amounts)


                                                             (Unaudited)
                                                               June 30,                December 31,
                                                                1999                      1998
                                                           ---------------           ---------------

Assets
  Real estate at cost                                            $631,985                  $598,874
  Accumulated depreciation                                        (73,525)                  (68,301)
                                                           ---------------           ---------------
          Total investment in real estate                         558,460                   530,573

  Cash and temporary investments                                    5,320                     4,595
  Rents and other receivables, net of allowance for doubtful
      accounts of $928 and $821, respectively                       4,741                     4,130
  Prepaid expenses and other assets                                17,290                    19,409
                                                           ---------------           ---------------

                                                                 $585,811                  $558,707
                                                           ===============           ===============



Liabilities
  Accounts payable and other liabilities                          $13,795                   $13,524
  Tenant security deposits                                          4,825                     4,331
  Advance rents                                                     2,319                     2,680
  Mortgage notes payable                                           28,642                    28,912
  Lines of credit payable                                          66,000                    44,000
  Notes payable                                                   210,000                   210,000
                                                          ---------------           ---------------

                                                                  325,581                   303,447
                                                          ---------------           ---------------

Minority interest                                                   1,545                     1,527
                                                          ---------------           ---------------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,710 and 35,692 shares issued
   and outstanding at June 30, 1999 and December 31,
   1998, respectively                                                357                       357
  Additional paid-in capital                                     258,328                   253,376
                                                         ---------------           ---------------

                                                                 258,685                   253,733
                                                         ---------------           ---------------


                                                                $585,811                  $558,707
                                                         ===============           ===============

                       See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                            1999               1998            1999              1998
                                                        -------------       -----------     -----------       ------------


Real estate rental revenue                                   $28,864           $25,413         $56,518            $49,914
Real estate expenses                                          (8,595)           (7,812)        (17,100)           (14,942)
                                                        -------------       -----------     -----------       ------------
Operating income                                              20,269            17,601          39,418             34,972
Depreciation and amortization                                 (4,644)           (3,743)         (9,095)            (7,383)
                                                        -------------       -----------     -----------       ------------
Income from real estate                                       15,625            13,858          30,323             27,589

Other income                                                     232               316             437                547
Interest expense                                              (5,386)           (4,237)        (10,607)            (8,015)
General and administrative                                    (1,706)           (1,650)         (2,939)            (3,178)
                                                        -------------       -----------     -----------       ------------

Income before gain on sale of real estate                      8,765             8,287          17,214             16,943
                                                        -------------       -----------     -----------       ------------

Gain on sale of real estate                                        -                64           7,909              5,926
                                                        -------------       -----------     -----------       ------------

Net Income                                                    $8,765            $8,351         $25,123            $22,869
                                                        =============       ===========     ===========       ============

Per share information based on the
     weighted average number
     of shares outstanding

Shares-- Basic                                                35,710            35,685          35,709             35,685

Shares-- Diluted                                              35,732            35,805          35,730             35,798

Net income per share-- Basic                                   $0.25             $0.23           $0.70              $0.64
                                                        =============       ===========     ===========       ============

Net income per share-- Diluted                                 $0.25             $0.23           $0.70              $0.64
                                                        =============       ===========     ===========       ============

Dividends paid                                               $0.2925             $0.28         $0.5725              $0.55
                                                        =============       ===========     ===========       ============


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (In Thousands)



                                                                        Additional       Shareholders'
                                    Shares            Par Value        Paid in Capital     Equity
                               -----------------    --------------     --------------    ------------


Balance, December 31, 1998               35,692              $357           $253,376        $253,733
Net  income                                                                   25,123          25,123
Dividends                                                                    (20,444)        (20,444)
Share Options Exercised                      18                 0                273             273
                               -----------------    --------------     --------------    ------------

Balance, June 30, 1999                   35,710              $357           $258,328        $258,685
                               =================    ==============     ==============    ============


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                               (Unaudited)
                                                                        Six Months Ended June 30,
                                                                         1999               1998
                                                                      -----------        -----------

Cash Flow From Operating Activities
  Net income                                                             $25,123            $22,869
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                             (7,909)            (5,926)
  Depreciation and amortization                                            9,095              7,383
  Changes in other assets                                                    933                388
  Changes in other liabilities                                               596              4,675
                                                                      -----------        -----------

    Net cash provided by operating activities                             27,838             29,389
                                                                      -----------        -----------


Cash Flow From Investing Activities
  Capital improvements to real estate                                     (8,524)            (7,847)
  Non-real estate capital improvements                                      (129)              (320)
  Real estate acquisitions                                               (41,879)           (35,342)
  Cash received for sale of real estate                                   22,033              9,239
                                                                      -----------        -----------

    Net cash used in investing activities                                (28,499)           (34,270)
                                                                      -----------        -----------


Cash Flow From Financing Activities
  Dividends paid                                                         (20,444)           (19,626)
  Net proceeds from debt offering                                              -            102,797
  Borrowings -  Lines of credit                                           22,000             17,000
  Repayments -  Lines of credit                                                -            (95,250)
  Principal payments -  Mortgage note payable                               (270)               (69)
  Share options exercised                                                    100                195
                                                                      -----------        -----------

    Net cash provided by financing activities                              1,386              5,047
                                                                      -----------        -----------

Net increase in cash and temporary investments                               725                166
Cash and temporary investments at beginning of year                        4,595              7,908
                                                                      -----------        -----------

Cash and temporary investments at end of period                           $5,320             $8,074
                                                                      ===========        ===========


Supplemental disclosure of cash flow information:
Cash paid during the first six months for interest                       $10,068             $4,690
                                                                      ===========        ===========


                 See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999 (Unaudited)


NOTE 1: NATURE OF BUSINESS
Washington Real Estate Investment Trust ("WRIT") is a self-administered qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the greater Washington - Baltimore Region.

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

New Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (Unaudited)



referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although WRIT currently has no derivative instruments that this statement would apply to, it could affect certain derivative instruments acquired by WRIT in future periods.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses were recorded during 1999.

Cash and Temporary Investments

Cash and temporary investments includes cash equivalents with original maturities of 90 days or less.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (Unaudited)


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

NOTE 3: REAL ESTATE INVESTMENTS
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                             June 30, 1999
                                                             (In Thousands)
                                                             --------------
              Office buildings                                  $341,459
              Industrial distribution centers                    109,883
              Apartment buildings                                 84,513
              Shopping centers                                    96,130
                                                                --------
                                                                $631,985
                                                                ========

WRIT acquired the following properties during 1999:


                                                                         Acquisition
                          Property            Property      Rentable       Cost (in
Acquisition Date            Name                Type      Square Feet     thousands)
---------------------------------------------------------------------------------------
January 27, 1999  Dulles South IV            Industrial       83,000       $ 6,909
April 16, 1999    Sully Square               Industrial       95,000       $ 7,557
May 21, 1999      600 Jefferson Plaza          Office        115,000       $14,472
May 21, 1999      1700 Research Boulevard      Office        103,000       $12,941
                                                         ------------------------------

                              Total                          396,000       $41,879
                                                         ==============================


NOTE 4:  UNSECURED LINES OF CREDIT PAYABLE
As of June 30, 1999, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. $66 million was outstanding under the credit commitments as of June 30, 1999 leaving $9 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the six months ended June 30, 1999 bore interest at rates ranging from 5.54% to 6.23% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (Unaudited)


The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.175% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175% per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of June 30, 1999.

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

These notes contain certain financial and non-financial covenants which WRIT has met as of June 30, 1999.

NOTE 6: SALE OF REAL ESTATE
On February 8, 1999, WRIT sold two office buildings, 444 N. Frederick Road and Arlington Financial Center and one industrial distribution facility, Department of Commerce. The properties were sold for approximately $21.5 million in cash resulting in a gain of approximately $7.8 million. On February 26, 1999, WRIT sold the V Street Distribution Center for $0.6 million in cash resulting in a gain of approximately $0.1 million. WRIT used the proceeds from these sales towards the purchase of Sully Square industrial property and 600 Jefferson Plaza and 1700 Research Boulevard office properties, thereby deferring income taxes related to the taxable gain on sale.

NOTE 7: SEGMENT INFORMATION
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 51% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 14% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 19% of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (Unaudited)


remaining 16% of real estate rental revenue and are typically grocery store or drug store anchored centers and retail outlets for a variety of stores.

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



                                                       (in thousands)
                                               Three Months Ended June 30, 1999
                                    Office         Industrial      Apartment       Shopping   Corporate
                                   Buildings        Centers        Buildings        Centers   and Other     Consolidated
                                 ---------------------------------------------------------------------------------------
Real estate rental revenue           $14,845        $3,914          $5,489           $4,616         $-          $28,864
Real estate expenses                   4,578           865           2,079            1,073          -            8,595
                                 ---------------------------------------------------------------------------------------
Operating income                      10,267         3,049           3,410            3,543          -           20,269
Depriciation and amortization          2,606           814             664              560          -            4,644
                                 ---------------------------------------------------------------------------------------
Income from real estate                7,661         2,235           2,746            2,983          -           15,625
Other income                               -             -               -                -        232              232
Interest expense                        (413)            -               -             (164)    (4,809)          (5,386)
General and administrative                 -             -               -                -     (1,706)          (1,706)
                                 =======================================================================================
Net income before gain on sale
of real estate                        $7,248        $2,235          $2,746           $2,819    $(6,283)          $8,765
                                 =======================================================================================

Capital investments                  $29,286        $8,113            $621             $116        $90          $38,226
                                 =======================================================================================

Total assets                        $314,150      $102,772         $65,538          $84,217    $19,134         $585,811
                                 =======================================================================================


                                                       (in thousands)
                                               Three Months Ended June 30, 1998
                                    Office         Industrial      Apartment       Shopping    Corporate
                                   Buildings        Centers        Buildings        Centers    and Other    Consolidated
                                 ---------------------------------------------------------------------------------------
Real estate rental revenue           $12,555        $3,256          $5,290          $4,312          $-           $25,413
Real estate expenses                   4,219           655           2,014             924           -             7,812
                                 ---------------------------------------------------------------------------------------
Operating income                       8,336         2,601           3,276           3,388           -            17,601
Depriciation and amortization          2,061           542             648             492           -             3,743
                                 ---------------------------------------------------------------------------------------
Income from real estate                6,275         2,059           2,628           2,896           -            13,858
Other income                               -             -               -               -         316               316
Interest expense                           -             -               -            (167)     (4,070)           (4,237)
General and administrative                 -             -               -               -      (1,650)           (1,650)
                                 =======================================================================================
Net income before gain on sale
of real estate                        $6,275        $2,059          $2,628          $2,729     $(5,404)           $8,287
                                 =======================================================================================

Capital investments                   $3,292       $29,594            $792          $6,414        $114           $40,206
                                 =======================================================================================


                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (Unaudited)


                                                       (in thousands)
                                               Six Months Ended June 30, 1999
                                    Office        Industrial      Apartment      Shopping      Corporate
                                   Buildings       Centers        Buildings      Centers       and Other    Consolidated
                                   -------------------------------------------------------------------------------------
Real estate rental revenue           $28,847         $7,742        $10,887        $9,042             $-          $56,518
Real estate expenses                   9,095          1,759          4,153         2,093              -           17,100
                                   -------------------------------------------------------------------------------------
Operating income                      19,752          5,983          6,734         6,949              -           39,418
Depriciation and amortization          5,123          1,560          1,317         1,095              -            9,095
                                   -------------------------------------------------------------------------------------
Income from real estate               14,629          4,423          5,417         5,854              -           30,323
Other income                               -              -              -             -            437              437
Interest expense                        (827)             -              -          (328)        (9,452)         (10,607)
General and administrative                 -              -              -             -         (2,939)          (2,939)
                                   =====================================================================================
Net income before gain on sale
of real estate                       $13,802         $4,423         $5,417        $5,526       $(11,954)         $17,214
                                   =====================================================================================

Capital investments                  $32,171        $15,825         $1,259        $1,148           $129          $50,532
                                   =====================================================================================

                                                       (in thousands)
                                               Six Months Ended June 30, 1998
                                    Office         Industrial     Apartment      Shopping      Corporate
                                   Buildings        Centers       Buildings       Centers      and Other    Consolidated
                                   -------------------------------------------------------------------------------------
Real estate rental revenue          $24,917          $6,117        $10,449         $8,431           $-           $49,914
Real estate expenses                  8,095           1,212          3,916          1,719            -            14,942
                                   -------------------------------------------------------------------------------------
Operating income                     16,822           4,905          6,533          6,712            -            34,972
Depriciation and amortization         4,108           1,002          1,285            988            -             7,383
                                   -------------------------------------------------------------------------------------
Income from real estate              12,714           3,903          5,248          5,724            -            27,589
Other income                              -               -              -              -          547               547
Interest expense                          -               -              -           (334)      (7,681)           (8,015)
General and administrative                -               -              -              -       (3,178)           (3,178)
                                   =====================================================================================
Net income before gain on sale
of real estate                     $12,714           $3,903         $5,248         $5,390     $(10,312)          $16,943
                                   =====================================================================================

Capital investments                 $5,220          $29,898         $1,097         $6,975         $320           $43,510
                                   =====================================================================================


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

Total revenues for the second quarter of 1999 increased 13.6% ($3.5 million) to $28.9 million from $25.4 million in the second quarter of 1998. Operating income increased 15.2% ($2.7 million) to $20.3 million from $17.6 million in the second quarter of 1998.

For the second quarter of 1999, WRIT's office buildings had increases of 18.2% in revenues and 23.2% in operating income, over the second quarter of 1998. These increases were primarily due to the acquisitions of 8230 Boone Boulevard in September 1998, Woodburn Medical Park in November 1998 and 600 Jefferson Plaza and 1700 Research Boulevard in May 1999 offset in part by the sale of 444
N. Frederick and Arlington Financial Center in February 1999, and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire second quarters of 1998 and 1999, revenue and operating income increased 7.3% and 11.1% respectively. These increases in revenues and operating income were primarily due to increases in rental rates, occupancy and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $0.4 million (8.5%) in real estate expenses in the second quarter of 1999.

For the second quarter of 1999, WRIT's industrial distribution center revenues and operating income increased 20.2% and 17.2% respectively, over the second quarter of 1998. This was primarily due to the acquisitions of Northern Virginia Industrial Park in May 1998, 8900 Telegraph Road in September 1998, Dulles South IV in January 1999 and Sully Square in April 1999, offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire second quarters of 1998 and 1999, revenue and operating income increased by 4.2% and 4.3% respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Operating income was partially offset by an increase of $0.2 million (32.1%) in real estate expenses in the second quarter of 1999.

For the second quarter of 1999, WRIT's apartment revenues and operating income increased 3.8% and 4.1% respectively over the second quarter of 1998. These increases were primarily due to increased rental and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

occupancy rates. WRIT did not purchase or sell any apartment properties in 1998 or thus far in 1999.

For the second quarter of 1999, WRIT's shopping center revenues and operating income increased 7.1% and 4.6% respectively over the second quarter of 1998. These increases were primarily due to the acquisition of 800 South Washington Street in June 1998, offset in part by the sale of Dover Mart in December 1998, and due to increased core portfolio revenues and operating income. Comparing those shopping centers owned by WRIT for the entire second quarters of 1998 and 1999, revenue and operating income increased by 8.9% and 10.1% respectively. These increases were primarily due to increased rental and occupancy rates, decreased bad debt expense and increased tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.1 million (16.1%) in real estate expenses in the second quarter of 1999.


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Total revenues for the first six months of 1999 increased 13.2% ($6.6 million) to $56.5 million from $49.9 million for the first six months of 1998. Operating income increased 12.6% ($4.4 million) to $39.4 million from $35.0 million in the second quarter of 1998.

For the first six months of 1999, WRIT's office buildings had increases of 15.8% in revenues and 17.4% in operating income, over the first six months of 1998. These increases were primarily due to the acquisitions of 8230 Boone Boulevard in September 1998, Woodburn Medical Park in November 1998 and 600 Jefferson Plaza and 1700 Research Boulevard in May 1999 offset in part by the sale of 444
N. Frederick and Arlington Financial Center in February 1999, and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the first six months of 1998 and 1999, revenue and operating income increased 7.4% and 7.6% respectively. These increases in revenues and operating income were due to increases in rental rates, occupancy, antenna rent and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $1.0 million (12.4%) in real estate expenses in the second quarter of 1999.

For the first six months of 1999, WRIT's industrial distribution center revenues and operating income increased 26.6% and 22.0% respectively, over the first six months of 1998. This was primarily due to the acquisitions of Northern Virginia Industrial Park in May 1998, 8900 Telegraph Road in September 1998, Dulles South IV in January 1999 and Sully Square in April 1999, offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the first six months of 1998 and 1999, revenue and operating income increased by 6.0% and 3.8% respectively. These increases in revenues and operating income were primarily due to increased rental rates and tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.5 million (45.1%) in real estate expenses in the second quarter of 1999.

For the first six months of 1999, WRIT's apartment revenues and operating income increased 4.2% and 3.1% respectively over the first six months of 1998. These increases were primarily due to increased rental and occupancy rates. Operating income was partially offset by an increase of $0.2 million (6.1%) in real estate expenses in the second quarter of 1999. WRIT did not purchase any apartment properties in 1998 or thus far in 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

For the first six months of 1999, WRIT's shopping center revenues and operating income increased 7.2% and 3.5% respectively over the first six months of 1998. These increases were primarily due to the acquisition of 800 South Washington Street in June 1998, offset in part by the sale of Dover Mart in December 1998, and due to increased core portfolio revenues. Comparing those shopping centers owned by WRIT for the first six months of 1998 and 1999, revenue and operating income increased by 3.7% and 2.8% respectively. These increases were primarily due to increased rental and occupancy rates, decreased bad debt expense and increased tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.4 million (21.8%) in real estate expenses in the second quarter of 1999.



OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

Real estate expenses increased $0.8 million or 10.0% to $8.6 million as compared to $7.8 million for the second quarter of 1998. This increase is primarily due to expenses relating to properties acquired in 1998 and 1999 partially offset by the impact of the properties sold in 1998 and 1999 as well as an increase of 2.1% in core portfolio operating expense.

Depreciation and amortization expense increased $0.9 million or 24.1% to $4.6 million as compared to $3.7 million for the second quarter of 1998. This is primarily due to 1998 and year to date 1999 acquisitions of $82.2 million and $41.9 million, respectively, and 1998 and year to date 1999 capital and tenant improvement expenditures which totaled $18.7 million and $8.5 million, respectively.

Total interest expense was $5.4 million for the second quarter of 1999 as compared to $4.2 million for the second quarter of 1998. This increase is primarily attributable to the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park and an increased average balance outstanding on the lines of credit in 1999 due to 1999 property acquisitions. For the second quarter of 1999, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.9 million and mortgage interest expense was $0.6 million. For the second quarter of 1998, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.1 million and mortgage interest expense was $0.2 million.

General and administrative expenses increased $0.1 million to $1.7 million as compared to $1.6 million for the second quarter of 1998. The change is primarily attributable to increased salaries, incentive compensation and shareholder expenses offset by decreased legal fees. For the second quarter of 1999, general and administrative expenses as a percentage of revenue were 5.9% as compared to 6.5% for the second quarter of 1998.


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Real estate expenses increased $2.2 million or 12.6% to $17.1 million as compared to $14.9 million for the first six months of 1998. This increase is primarily due to expenses relating to properties acquired in 1998 and 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

as well as increased utilities, repairs and maintenance, operating services and common area maintenance expenses in 1999 as compared to 1998 due to milder weather conditions in the first quarter of 1998 partially offset by the impact of the properties sold in 1998 and 1999.

Depreciation and amortization expense increased $1.7 million or 23.2% to $9.1 million as compared to $7.4 million for the first six months of 1998. This is primarily due to 1998 and year to date 1999 acquisitions of $82.2 million and $41.9 million, respectively, and 1998 and year to date 1999 capital and tenant improvement expenditures which totaled $18.7 million and $8.5 million, respectively.

Total interest expense was $10.6 million for the first six months of 1999 as compared to $8.0 million for the second quarter of 1998. This increase is primarily attributable to the issuance of $110.0 million in medium term notes in February 1998, the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park and an increased average balance outstanding on the lines of credit in 1999 due to 1999 property acquisitions. For the first six months of 1999, notes payable interest expense was $7.9 million, lines of credit interest expense was $1.6 million and mortgage interest expense was $1.2 million. For the first six months of 1998, notes payable interest expense was $6.6 million, lines of credit interest expense was $1.1 million and mortgage interest expense was $0.3 million.

General and administrative expenses decreased $0.2 million to $2.9 million as compared to $3.2 million for the first six months of 1998. The change is primarily attributable to decreased incentive compensation and legal fees. For the first six months of 1999, general and administrative expenses as a percentage of revenue were 5.2% as compared to 6.4% for the first six months of 1998.

Gain on sale of real estate for the six months ended June 30, 1999 was $7.9 million, resulting from the sale of 444 N. Frederick Road, Arlington Financial Center, Department of Commerce and V Street Distribution Center. Gain on sale of real estate for the six months ended June 30, 1998 was $5.9 million, resulting from the sale of Shirley 395 Business Center and 5410 Port Royal Business Center.


CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and for new acquisitions and capital improvements.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of June 30, 1999, WRIT had $66 million outstanding under its lines of credit. WRIT acquired six properties in 1998 and four properties in 1999 (as of June 30) for total acquisition costs of $82.2 million and $41.9 million, respectively. The 1998 acquisitions were primarily financed through line of credit advances, from the February

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

1998 issuance of $110.0 million of medium term notes (after repayment of amounts outstanding under line of credit advances of $95.3 million), the assumption of mortgages payable of $21.6 million and from the reinvestment of the proceeds from the sale of three properties in 1998 of $10.8 million. The 1999 acquisitions was financed through line of credit advances and the use of the proceeds from the property sales in February 1999.

Cash flow from operating activities totaled $27.8 million for the first six months of 1999, as a result of net income before gain on sale of real estate of $17.2 million, depreciation and amortization of $9.1 million, decreases in other assets of $0.9 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $0.6 million. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first six months of 1999 was $28.5 million, including real estate acquisitions of $41.8 million and capital improvements to real estate of $8.5 million offset by cash received from sale of real estate properties of $22.0 million.

Net cash provided by financing activities for the first six months of 1999 was $1.4 million, including line of credit borrowings of $22.0 million, principal repayments of $0.3 million on the mortgage notes payable and $20.4 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

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

As of June 30, 1999, the inventory, priority assignment and assessment of material items phases of each section of the Project had been completed. Material items are those that WRIT's management believes have a risk involving the safety of individuals, damage to the environment or property or financial loss. The testing phases of the Project are currently being performed by the Trust.

The Building Operations section consists of testing key systems at the property locations, such as fire detection/ prevention, elevators, heating/ ventilation and air conditioning, telephone and utility services. The assessment section is on schedule, and WRIT estimates that approximately 95% of the activities relating to this section were completed as of June 30, 1999. The process of replacing items that are not in compliance and the subsequent testing of these items is ongoing and is expected to be completed by September 30, 1999. There have not been any significant repairs or replacements related to this phase of the project. Contingency planning for this section is underway. All Building Operations activities are expected to be completed in the fourth quarter of 1999.

The Internal Operating Systems section includes the assessment of existing hardware and software and, where applicable, the replacement of hardware/ software that is not Year 2000 compliant. The assessment phase is complete, and WRIT believes that all of the significant hardware and software is Year 2000 compliant. Contingency planning and testing for this section is expected to be completed by the third quarter 1999. All Internal Operating Systems activities are expected to be completed by the third quarter 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing the year 2000 problem. Evaluations of critical third parties, documentation and development of contingency plans is complete as of June 30, 1999. The testing of certain material vendors is underway with completion scheduled for the fourth quarter of 1999.

Costs

WRIT has not had any material expenditures related to the Year 2000 project as of June 30, 1999. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to WRIT's financial position.

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

                    None

      Item 3.       Defaults Upon Senior Securities

                    None

      Item 4.       Submission of Matters to a Vote of Security Holders

At WRIT's annual meeting of the Shareholders on May 24, 1999, the following members were elected to the Board of Trustees for a period of three years:

                                       Affirmative Votes        Negative Votes
                                      ------------------------------------------
          Ms. Susan J. Williams         31,750,423 (98%)          653,159 (2%)
          Mr. Clifford M. Kendall       31,823,452 (98%)          580,132 (2%)

      Ms. Williams and Mr. Kendall were elected as successor Trustees for Mr. William N. Cafritz and Mr. Stanley P. Snyder. Trustees whose term of office continued after the meeting were Mr. Arthur A. Birney, Mr. John M. Derrick, Jr., Mr. Edmund B. Cronin, Jr., Mr. John P. McDaniel and Mr. David M. Osnos.

      The Shareholders approved an amendment to the Declaration of Trust pertaining to the settlement of share trades with 30,920,113 votes in favor (representing 95% of voting shares), 792,752 votes opposed (representing 2% of voting shares) and 690,711 votes abstaining (2% of voting shares).

      The Shareholders did not approve an amendment to the Declaration of Trust that would have authorized the issuance of preferred shares. This amendment required the approval of 70% of outstanding shares, with non-votes counting as votes against. The proposed amendment received 22,413,818 votes in favor (representing 91% of nonabstaining shares and 63% of outstanding shares), 2,250,684 votes against (9% of nonabstaining shares and 6% of outstanding shares) and 527,560 votes abstaining (1% of outstanding shares).

      Item 5.       Other Information

                    None

      Item 6.      Exhibits and Reports on Form 8-K

                   (a)   Exhibits

                   (3) Articles of Amendment to Declaration of Trust dated June 24, 1999--incorporated by reference to Exhibit 4c to Amendment No. 1 to the Trust's Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.

                   (27) Financial Data Schedule

                   (b) Reports on Form 8-K

             1. May 3, 1999--Report pursuant to Item 5 on the release of the
                Trust's March 31, 1999 earnings information

             2. July 26, 1999--Report pursuant to Item 5 on the release of the
                Trust's June 30, 1999 earnings information

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON REAL ESTATE INVESTMENT TRUST


                                          s/Larry E. Finger/
                              ------------------------------------------------
                              Larry E. Finger,
                              Senior Vice President
                              and Chief Financial Officer



                                          s/Laura M. Franklin/
                              ------------------------------------------------
                              Laura M. Franklin,
                              Vice President,
                              Chief Accounting Officer and
                              Corporate Secretary



Date: August 13, 1999