Form 10-Q
period 1999-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 1999-11-15
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE    ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NO. 1-6622

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


                 MARYLAND                                    53-0261100
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation      (IRS Employer Identification
             or organization)                                  Number)


               6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND 20852 (Address of principal executive office) (Zip code)


        Registrant's telephone number, including area code (301) 984-9400



              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                    SHARES OF BENEFICIAL INTEREST 35,721,494


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                                                YES  X           NO
                                                   ------          ------



                     WASHINGTON REAL ESTATE INVESTMENT TRUST


                                      INDEX
                                                                                                Page
                                                                                                ----
Part I:  Financial Information
         ---------------------

                  Item l.   Financial Statements
                            Consolidated Balance Sheets                                           3
                            Consolidated Statements of Income                                     4
                            Consolidated Statement of Changes in Shareholders' Equity             5
                            Consolidated Statements of Cash Flows                                 6
                            Notes to Financial Statements                                         7

                   Item 2.  Management's Discussion and Analysis                                 14


Part II: Other Information
         -----------------

                  Item l.     Legal Proceedings                                                  21

                  Item 2.    Changes in Securities                                               21

                  Item 3.    Defaults upon Senior Securities                                     21

                  Item 4.    Submission of Matters to a Vote of Security Holders                 21

                  Item 5.    Other Information                                                   21

                  Item 6.    Exhibits and Reports on Form 8-K                                    21

                  Signatures                                                                     22

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

                                     PART I
                          ITEM I. FINANCIAL STATEMENTS

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     (Unaudited)
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1999           1998


Assets
Real estate at cost                                     $ 654,049    $ 598,874
Accumulated depreciation                                  (78,114)     (68,301)
                                                        ---------    ---------
     Total investment in real estate                      575,980      530,573

Cash and temporary investments                              1,936        4,595
     Rents and other receivables, net of allowance
     for doubtful accounts of $914 and $821,
     respectively                                           4,224        4,130
Prepaid expenses and other assets                          20,082       19,409
                                                        ---------    ---------

                                                        $ 602,222    $ 558,707
                                                        =========    =========

Liabilities
     Accounts payable and other liabilities             $   9,639    $  13,524
     Tenant security deposits                               5,050        4,331
     Advance rents                                          2,522        2,680
     Mortgage notes payable                                87,208       28,912
     Lines of credit payable                               29,000       44,000
     Notes payable                                        210,000      210,000
                                                        ---------    ---------

                                                          343,419      303,447
                                                        ---------    ---------

Minority interest                                           1,517        1,527
                                                        ---------    ---------

Shareholders' Equity
     Shares of beneficial interest $0.01 par value
     100,000,000 shares authorized: 35,721 and 35,692
     shares issued and outstanding at September 30,
     1999 and December 31, 1998, respectively                 357          357
     Additional paid-in capital                           256,929      253,376
                                                        ---------    ---------
                                                          257,286      253,733
                                                        ---------    ---------

                                                        $ 602,222    $ 558,707
                                                        =========    =========


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                  Three Months Ended  September 30,    Nine Months Ended September 30,
                                       1999               1998            1999            1998
                                  ------------     ------------     ------------    ------------
Real estate rental revenue           $ 29,566         $ 26,243         $ 86,084        $ 76,157
Real estate expenses                   (8,985)          (8,288)         (26,085)        (23,232)
                                  ------------     ------------     ------------    ------------
Operating income                       20,581           17,955           59,999          52,925
Depreciation and amortization          (4,805)          (3,889)         (13,900)        (11,272)
                                  ------------     ------------     ------------    ------------
Income from real estate                15,776           14,066           46,099          41,653

Other income                               84              165              521             712
Interest expense                       (5,463)          (4,469)         (16,070)        (12,484)
General and administrative             (1,571)          (1,485)          (4,510)         (4,663)
                                  ------------     ------------     ------------    ------------
Income before gain on sale of real
estate                                  8,826            8,277           26,040          25,218
                                  ------------     ------------     ------------    ------------
Gain on sale of real estate              --               --              7,909           5,927
                                  ------------     ------------     ------------    ------------
Net Income                           $  8,826         $  8,277         $ 33,949        $ 31,145
                                  ============     ============     ============    ============

Per Share information based on the
     weighted average number
     of shares outstanding

     Shares- Basic                     35,716           35,692           35,711          35,687

     Shares- Diluted                   35,721           35,798           35,728          35,798

     Net income per share- Basic     $   0.25         $   0.23         $   0.95        $   0.87
                                  ============     ============     ============    ============
     Net income per share- Diluted   $   0.25         $   0.23         $   0.95        $   0.87
                                  ============     ============     ============    ============
     Dividends paid                  $   0.29         $   0.28         $   0.87        $   0.83
                                  ============     ============     ============    ============


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)
                                 (In Thousands)


                                                                 Additional       Shareholders'
                                    Shares       Par Value      Paid in Capital       Equity
                               --------------- ---------------  ---------------   ---------------

Balance, December 31, 1998          35,692       $    357         $253,376         $253,733
Net Income                                                          33,949           33,949
Dividends                                                          (30,892)         (30,892)
Share Options Exercised                 29              0              496              496
                                   -------        -------          -------          -------
Balance, September 30,1999          35,721       $    357         $256,929         $257,286
                                   =======        =======          =======          =======


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                  (Unaudited)
                                         Nine Months Ended September 30,
                                                1999        1998
                                              --------    --------

Cash Flow From Operating Activities
Net Income                                    $ 33,949    $ 31,144
Adjustments to reconcile net income
to net cash provided by operating
activities
     Gain on sale of real estate                (7,909)     (5,926)
     Depreciation and amortization              13,900      11,272
     Changes in other assets                    (1,459)     (1,585)
     Changes in other liabilities               (3,333)      1,685
                                              --------    --------

  Net cash provided by operating activities     35,148      36,590
                                              --------    --------

Cash Flow From Investing Activities
 Capital improvements to real estate           (15,359)    (11,780)
 Non-real estate capital improvements             (227)     (1,040)
 Real estate acquistions                       (48,434)    (45,375)
 Cash received for sale of real estate          22,033       9,239
                                              --------    --------

  Net cash used in investing activities        (41,987)    (48,956)
                                              --------    --------

Cash Flow From Financing Activities
 Dividends paid                                (30,892)    (29,620)
 Net proceeds from debt offering                    --     102,797
 Borrowing- Lines of credit                     29,000      30,000
 Repayments- Lines of credit                   (44,000)    (95,250)
 Proceeds from Mortgage note payable            50,000        --
 Principal payments- Mortgage note payable        (424)       (104)
 Share options exercised                           496         195
                                              --------    --------

  Net cash provided by financing activities      4,180       8,018
                                              --------    --------

Net decrease in cash and temporary
investments                                     (2,659)     (4,348)

Cash and temporary investments at beginning
of year                                          4,595       7,908
                                              --------    --------

Cash and temporary investments at end of
period                                        $  1,936    $  3,560
                                              ========    ========

Supplemental disclosure of cash flow
information:
Cash paid for interest during the nine
months ended September 30, 1999               $ 18,968    $ 11,905
                                              ========    ========

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------
On September 20, 1999, WRIT purchased Avondale Apartments for an acquisition cost of $13.0 million. WRIT assumed a mortgage in the amount of $8.7 million and paid the balance in cash. The $8.7 million of assumed mortgage is not included in the $48.4 million amount shown as real estate acquisitions.


                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)


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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)


to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although WRIT currently has no derivative instruments that this statement would apply to, it could affect certain derivative instruments acquired by WRIT in future periods.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses have been recorded during 1999 or 1998.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include cash equivalents with original maturities of 90 days or less.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)



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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:
                                                               September 30,
                                                                    1999
                                                               (In Thousands)
                                                               --------------
                    Office buildings                               $346,331
                    Industrial distribution centers                 112,822
                    Apartment buildings                              98,443
                    Shopping centers                                 96,498
                                                                 ----------
                                                                   $654,094
                                                                 ----------


As of September 30, WRIT acquired the following properties during 1999:

    Acquisition Date                    Property                     Property       Rentable Square Feet    Acquisition Cost
                                          Name                         Type                                  (in thousands)
--------------------------------------------------------------- ---------------------------------------------------------------
January 27, 1999           Dulles South IV                          Industrial              83,000               $ 6,909
April 16, 1999             Sully Square                             Industrial              95,000               $ 7,557
May 21, 1999               600 Jefferson Plaza                        Office               115,000               $14,472
May 21, 1999               1700 Research Boulevard                    Office               103,000               $12,941
September 10, 1999         North American Vaccine                   Industrial              31,000               $ 2,231
September 20, 1999         Avondale                                Residential         260,000*/237 units        $13,043
                                                                                    ---------------------- --------------------

                                             Total                                         687,000               $57,153
                                                                                    ====================== ====================

* Apartment buildings are presented in gross square feet.

NOTE 4: MORTGAGE NOTES PAYABLE
-------------------------------
On September 20, 1999, WRIT assumed a $8.7 million mortgage note payable as partial consideration for its acquisition of Avondale Apartments. The mortgage bears interest at 7.875 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full. On
                                       9

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)


September 27, 1999, WRIT closed on a $50.0 million mortgage note payable of which the proceeds were used to pay down WRIT's lines of credit. The mortgage is secured by five of WRIT's Virginia residential properties. The mortgage bears interest at a fixed 7.14 percent per annum. Interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. Annual maturities of principal as of September 30, 1999 are as follows:


                                                         (In Thousands)

                          1999                           $       178
                          2000                                   768
                          2001                                   833
                          2002                                   902
                          2003                                 7,376
                          Thereafter                          77,151
                                                         --------------------

                          Total                             $ 87,208
                                                         ====================

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
-----------------------------------------
As of September 30, 1999, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. As of September 30, 1999, $29 million was outstanding under the credit commitments leaving $46 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the nine months ended September 30, 1999 bore interest at rates ranging from 5.98% to 6.64% per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200% per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175% per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow, and non-financial covenants which WRIT has met as of September 30, 1999.

NOTE 6: NOTES PAYABLE
---------------------
On August 13, 1996 WRIT sold $50 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46%, and the 10 year notes bear an effective interest rate of 7.49%, for a combined effective interest rate of 7.47%. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)


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

These notes contain certain financial and non-financial covenants which WRIT has met as of September 30, 1999.

NOTE 7: SALE OF REAL ESTATE
---------------------------
On February 8, 1999, WRIT sold two office buildings, 444 N. Frederick Road and Arlington Financial Center and one industrial distribution facility, Department of Commerce. The properties were sold for approximately $21.5 million in cash resulting in a gain of approximately $7.8 million. On February 26, 1999, WRIT sold the V Street Distribution Center for $0.6 million in cash resulting in a gain of approximately $0.1 million. WRIT used the proceeds from these sales towards the purchase of Sully Square industrial property and 600 Jefferson Plaza and 1700 Research Boulevard office properties, thereby deferring income taxes related to the taxable gain on the sale.

NOTE 8: SEGMENT INFORMATION
---------------------------
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 51% of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 14% of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 19% of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 16% of real estate rental revenue and are typically grocery store or drug store anchored centers and retail outlets for a variety of stores.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)



                                                      (IN THOUSANDS)
                                                      --------------
                                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                                              -------------------------------------
                                          Office        Industrial       Apartment       Shopping     Corporate and
                                        Buildings        Centers         Buildings        Centers         Other        Consolidated
                                   -------------------------------------------------------------------------------------------------
Real estate rental revenue                $15,450          $4,049           $5,736         $4,331              $-         $29,566
Real estate expenses                        4,991             816            2,234            944               -           8,985
                                   -----------------------------------------------------------------------------------------------
Operating income                           10,459           3,233            3,502          3,387               -          20,581
Depreciation and amortization               2,754             819              663            569               -           4,805
                                   -----------------------------------------------------------------------------------------------
Income from real estate                     7,705           2,414            2,839          2,818               -          15,776
Other income                                    -               -                -              -              84              84
Interest expense                            (411)               -             (61)          (163)         (4,828)         (5,463)
General and administrative                      -               -                -              -         (1,571)         (1,571)
                                   ===============================================================================================
Net  income  before  gain on sale
of real estate                             $7,294          $2,414           $2,778         $2,655        $(6,315)          $8,826
                                   ===============================================================================================

Capital investments                        $4,853          $2,941          $13,926           $389             $81         $22,190
                                   ===============================================================================================

Total assets                             $316,511        $105,031          $80,155        $83,576         $16,949        $602,222
                                   ===============================================================================================


                                                      (IN THOUSANDS)
                                                      --------------
                                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                                              -------------------------------------
                                       Office        Industrial       Apartment       Shopping     Corporate and
                                     Buildings        Centers         Buildings        Centers         Other        Consolidated
                                   -----------------------------------------------------------------------------------------------
Real estate rental revenue            $12,710          $3,692           $5,270         $4,571              $-         $26,243
Real estate expenses                    4,349             711            2,236            992               -           8,288
                                   -----------------------------------------------------------------------------------------------
Operating income                        8,361           2,981            3,034          3,579               -          17,955
Depreciation and amortization           2,052             658              645            534               -           3,889
                                   -----------------------------------------------------------------------------------------------
Income from real estate                 6,309           2,323            2,389          3,045               -          14,066
Other income                                -               -                -              -             165             165
Interest expense                            -               -                -           (166)         (4,303)         (4,469)
General and administrative                  -               -                -              -          (1,485)         (1,485)
                                   ===============================================================================================
Net  income  before  gain on sale
of real estate                         $6,309          $2,323           $2,389         $2,879         $(5,623)         $8,277
                                   ===============================================================================================

Capital investments                   $10,717          $2,108             $717           $375            $720         $14,637
                                   ===============================================================================================



                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Unaudited)


                                                      (IN THOUSANDS)
                                                      --------------
                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                              ------------------------------------
                                       Office        Industrial       Apartment       Shopping     Corporate and
                                     Buildings        Centers         Buildings        Centers         Other        Consolidated
                                   -----------------------------------------------------------------------------------------------
Real estate rental revenue             $44,297         $11,791          $16,622        $13,374              $-         $86,084
Real estate expenses                    14,099           2,584            6,373          3,029               -          26,085
                                   -----------------------------------------------------------------------------------------------
Operating income                        30,198           9,207           10,249         10,345               -          59,999
Depreciation and amortization            7,878           2,379            1,980          1,663               -          13,900
                                   -----------------------------------------------------------------------------------------------
Income from real estate                 22,320           6,828            8,269          8,682               -          46,099
Other income                                 -               -                -              -             521             521
Interest expense                       (1,238)               -             (61)          (491)        (14,280)        (16,070)
General and administrative                   -               -                -              -         (4,510)         (4,510)
                                   ===============================================================================================
Net  income  before  gain on sale
of real estate                         $21,082          $6,828           $8,208         $8,191       $(18,269)         $26,040
                                   ===============================================================================================

Capital investments                    $37,024         $18,767           $6,465         $1,537           $ 227         $64,020
                                   ===============================================================================================

                                                      (IN THOUSANDS)
                                                      --------------
                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                              ------------------------------------
                                         Office        Industrial       Apartment       Shopping     Corporate and
                                       Buildings        Centers         Buildings        Centers         Other        Consolidated
                                   -----------------------------------------------------------------------------------------------
Real estate rental revenue             $37,627          $9,809          $15,719        $13,002              $-         $76,157
Real estate expenses                    12,445           1,923            6,153          2,711               -          23,232
                                   -----------------------------------------------------------------------------------------------
Operating income                        25,182           7,886            9,566         10,291               -          52,925
Depreciation and amortization            6,162           1,660            1,928          1,522               -          11,272
                                   -----------------------------------------------------------------------------------------------
Income from real estate                 19,020           6,226            7,638          8,769               -          41,653
Other income                                 -               -                -              -             712             712
Interest expense                             -               -                -          (500)        (11,984)        (12,484)
General and administrative                   -               -                -              -         (4,663)         (4,663)
                                   ===============================================================================================
Net  income  before  gain on sale
of real estate                         $19,020          $6,226           $7,638         $8,269       $(15,935)         $25,218
                                   ===============================================================================================

Capital investments                    $15,985         $32,007           $1,814         $7,349          $1,040         $58,195
                                   ===============================================================================================

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include general economic conditions, local real estate conditions, the performance of properties that WRIT has acquired or may acquire and other risks, detailed from time to time in WRIT's past and future SEC reports.


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Total revenues for the third quarter of 1999 increased 12.7% ($3.4 million) to $29.6 million from $26.2 million in the third quarter of 1998. Operating income increased 14.6% ($2.6 million) to $20.6 million from $18.0 million in the third quarter of 1998.

For the third quarter of 1999, WRIT's office buildings had increases of 21.6% in revenues and 25.1% in operating income, over the third quarter of 1998. These increases were primarily due to the acquisitions of 8230 Boone Boulevard in September 1998, Woodburn Medical Park in November 1998 and 600 Jefferson Plaza and 1700 Research Boulevard in May 1999 and increased core portfolio operating income offset in part by the sale of 444 N. Frederick and Arlington Financial Center in February 1999, Comparing those office buildings owned by WRIT for the entire third quarters of 1998 and 1999, revenue and operating income increased 3.9% and 6.0% respectively. These increases in revenues and operating income were primarily due to increases in rental rates and tenant pass through expense recoveries across the sector partially offset by a decrease in occupancy from 97.4% to 96.0%

For the third quarter of 1999, WRIT's industrial distribution center revenues and operating income increased 9.7% and 8.5% respectively, over the third quarter of 1998. This was primarily due to the acquisitions of 8900 Telegraph Road in September 1998, Dulles South IV in January 1999, Sully Square in April 1999 and North American Vaccine in September 1999 offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire third quarters of 1998 and 1999, revenue and operating income increased by 4.5% and 3.4% respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy.

For the third quarter of 1999, WRIT's apartment revenues and operating income increased 8.8% and 15.4% respectively over the third quarter of 1998. These increases were primarily due to increased rental and occupancy

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


rates as well as the acquisition of Avondale Apartments in September 1999. Comparing those apartment buildings owned by WRIT for the entire third quarters of 1998 and 1999, revenue and operating income increased by 7.6% and 13.8% respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy.

For the third quarter of 1999, WRIT's shopping center revenues and operating income decreased 5.3% and 5.4% respectively over the third quarter of 1998. These decreases were primarily due to decreased tenant pass through expense recoveries and the sale of Dover Mart in December 1998, offset by increased core portfolio revenues and operating income. Comparing those shopping centers owned by WRIT for the entire third quarters of 1998 and 1999, revenue and operating income increased by 2.5% and 5.0% respectively. These increases were primarily due to increased rental and occupancy rates, and increased real estate tax recoveries.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Total revenues for the first nine months of 1999 increased 13.0% ($9.9 million) to $86.1 million from $76.2 million for the first nine months of 1998. Operating income increased 13.4% ($7.1 million) to $60.0 million from $52.9 million in the third quarter of 1998.

For the first nine months of 1999, WRIT's office buildings had increases of 17.7% in revenues and 19.9% in operating income, over the first nine months of 1998. These increases were primarily due to the acquisitions of 8230 Boone Boulevard in September 1998, Woodburn Medical Park in November 1998 and 600 Jefferson Plaza and 1700 Research Boulevard in May 1999 offset in part by the sale of 444 N. Frederick and Arlington Financial Center in February 1999, and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the first nine months of 1998 and 1999, revenue and operating income increased 7.7% and 9.8% respectively. These increases in revenues and operating income were due to increases in rental rates, antenna rent and tenant pass through expense recoveries across the sector.

For the first nine months of 1999, WRIT's industrial distribution center revenues and operating income increased 20.2% and 16.8% respectively, over the first nine months of 1998. This was primarily due to the acquisitions of Northern Virginia Industrial Park in May 1998, 8900 Telegraph Road in September 1998, Dulles South IV in January 1999, Sully Square in April 1999 and North American Vaccine in September 1999, offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the first nine months of 1998 and 1999, revenue increased by 3.1%. This increase in revenues were primarily due to increased rental rates.

For the first nine months of 1999, WRIT's apartment revenues and operating income increased 5.7% and 7.1% respectively over the first nine months of 1998. These increases were primarily due to increased rental and occupancy rates as well as the acquisition of Avondale Apartments in September 1999.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


For the first nine months of 1999, WRIT's shopping center revenues and operating income increased 2.9% and 1.0% respectively over the first nine months of 1998. These increases were primarily due to the acquisition of 800 South Washington Street in June 1998, offset in part by the sale of Dover Mart in December 1998, and due to increased core portfolio revenues. Comparing those shopping centers owned by WRIT for the first nine months of 1998 and 1999, revenue and operating income decreased 4.4% and 6.3% respectively. The decreases were primarily due to decreased occupancy, increased bad debt expense and decreased tenant pass through expense recoveries.


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Real estate expenses increased $0.7 million or 8.4% to $9.0 million as compared to $8.3 million for the third quarter of 1998. This increase is primarily due to expenses relating to $139.5 million of properties acquired in 1998 and 1999 partially offset by the impact of the $34.5 million of properties sold in 1998 and 1999 and by a decrease of 0.3% in core portfolio operating expense.

Depreciation and amortization expense increased $0.9 million or 23.6% to $4.8 million as compared to $3.9 million for the third quarter of 1998. This is primarily due to 1998 and year to date 1999 acquisitions of $57.2 million and $82.3 million, respectively, and 1998 and year to date 1999 capital and tenant improvement expenditures which totaled $11.8 million and $15.4 million, respectively. The amount was partially offset by 1998 and year to date 1999 dispositions of $11.4 million and $23.1 million, respectively.

Total interest expense was $5.5 million for the third quarter of 1999 as compared to $4.5 million for the third quarter of 1998. This increase is primarily attributable to the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park, the assumption of an $8.7 million mortgage in September 1999 in connection with the acquisition of Avondale Apartments and an increased average balance outstanding on the lines of credit in 1999 due to 1999 property acquisitions. For the third quarter of 1999, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.9 million and mortgage interest expense was $0.7 million. For the third quarter of 1998, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.4 million and mortgage interest expense was $0.2 million.

General and administrative expenses increased $0.1 million to $1.6 million as compared to $1.5 million for the third quarter of 1998. The change is primarily attributable to increased salaries, incentive compensation and legal fees partially offset by decreased shareholder expenses. For the third quarter of 1999, general and administrative expenses as a percentage of revenue were 5.3% as compared to 5.7% for the third quarter of 1998.


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Real estate expenses increased $2.9 million or 12.3% to $26.1 million as compared to $23.2 million for the first nine months of 1998. This increase is primarily due to expenses relating to $139.5 million of properties acquired in 1998 and 1999 as well as increased utilities, repairs and maintenance, operating services and non-passthrough expenses in 1999 as compared to 1998 partially offset by the impact of the $34.5 million of properties sold in 1998 and 1999.

Depreciation and amortization expense increased $2.6 million or 23.3% to $13.9 million as compared to $11.3 million for the first nine months of 1998. This is primarily due to 1998 and year to date 1999 acquisitions of $57.2 million and $82.3 million, respectively, and 1998 and year to date 1999 capital and tenant improvement expenditures which totaled $11.8 million and $15.4 million, respectively. The amount was partially offet by 1998 and year to date 1999 dispositions of $11.4 million and $23.1 million, respectively.

Total interest expense was $16.1 million for the first nine months of 1999 as compared to $12.5 million for the third quarter of 1998. This increase is primarily attributable to the issuance of $110.0 million in medium term notes in February 1998, the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park, the assumption of an $8.7 million mortgage in September 1999 in connection with the acquisition of Avondale Apartments, and an increased average balance outstanding on the lines of credit in 1999 due to 1999 property acquisitions. For the first nine months of 1999, notes payable interest expense was $11.9 million, lines of credit interest expense was $2.5 million and mortgage interest expense was $1.7 million. For the first nine months of 1998, notes payable interest expense was $10.5 million, lines of credit interest expense was $1.5 million and mortgage interest expense was $0.5 million.

General and administrative expenses decreased $0.2 million to $4.5 million as compared to $4.7 million for the first nine months of 1998. The change is primarily attributable to decreased incentive compensation and legal fees. For the first nine months of 1999, general and administrative expenses as a percentage of revenue were 5.2% as compared to 6.1% for the first nine months of 1998.

Gain on sale of real estate for the nine months ended September 30, 1999 was $7.9 million, resulting from the sale of 444 N. Frederick Road, Arlington Financial Center, Department of Commerce and V Street Distribution Center. Gain on sale of real estate for the nine months ended June 30, 1998 was $5.9 million, resulting from the sale of Shirley 395 Business Center and 5410 Port Royal Business Center.



CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and/or for new acquisitions and capital improvements.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30, 1999, WRIT had $29 million outstanding under its lines of credit. WRIT acquired six properties in

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


1998 and six properties in 1999 (as of September 30) for total acquisition costs of $82.2 million and $57.0 million, respectively. The 1998 acquisitions were primarily financed through line of credit advances, from the February 1998 issuance of $110.0 million of medium term notes (after repayment of amounts outstanding under line of credit advances of $95.3 million), the assumption of mortgages payable of $21.6 million and from the reinvestment of the proceeds from the sale of three properties in 1998 of $10.8 million. The 1999 acquisitions were financed through line of credit advances and the use of the proceeds from the property sales in February 1999 and the assumption of a mortgage payable of $8.7 million.

On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable of which the proceeds were used to pay down WRIT's unsecured lines of credit.
The mortgage is secured by five of WRIT's Virginia residential properties.

Cash flow from operating activities totaled $35.1 million for the first nine months of 1999, as a result of net income before gain on sale of real estate of $33.9 million, depreciation and amortization of $13.9 million, increases in other assets of $1.2 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $3.3 million. The majority of the increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first nine months of 1999 was $42.0 million, including real estate acquisitions of $48.4 million and capital improvements to real estate of $15.4 million offset by cash received from sale of real estate properties of $22.0 million.

Net cash provided by financing activities for the first nine months of 1999 was $4.2 million, including line of credit borrowings of $29.0 million, line of credit repayments of $44.0 million, proceeds from mortgage note payable of $50.0 million, less principal payments on the mortgage notes payable of $0.4 million and $30.9 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

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

As of September 30, 1999, the inventory, priority assignment and assessment of material items phases of each section of the Project had been completed. Material items are those that WRIT's management believes have a risk involving the safety of individuals, damage to the environment or property or financial loss. The testing phases of the Project are currently being performed by the Trust.

The Building Operations section consists of assessing, repairing/replacement and testing key systems at the property locations, such as fire detection/ prevention, elevators, heating/ ventilation and air conditioning, telephone and utility services. The process of replacing items that are not in compliance and the subsequent testing of these items is ongoing and is expected to be completed by fourth quarter 1999. There have not been any significant repairs or replacements related to this phase of the project. Contingency planning for this section is underway. All Building Operations activities are expected to be completed in the fourth quarter of 1999.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Internal Operating Systems section includes the assessment of existing hardware and software and, where applicable, the replacement of hardware/ software that is not Year 2000 compliant. The assessment phase is complete, and WRIT believes that all of the significant hardware and software is Year 2000 compliant. Contingency planning and testing for this section is expected to be completed in November 1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing the year 2000 problem. Evaluations of critical third parties, documentation and development of contingency plans was complete as of September 30, 1999. The testing of certain material vendors is underway with completion scheduled for the fourth quarter of 1999.

Costs
-----

WRIT has not had any material expenditures related to the Year 2000 project as of September 30, 1999. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to WRIT's financial position.

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

                             (a)      Exhibits

                             (27) Financial Data Schedule

                             (b) Reports on Form 8-K


                1. July 26, 1999--Report pursuant to Item 5 on the release of the Trust's June 30, 1999 earnings information

                2. October 5, 1999--Report pursuant to Item 2 on the acquisition of 1700 Research Boulevard, 600 Jefferson Plaza and Avondale Apartments

                3. October 26, 1999--Report pursuant to Item 5 on the release of the Trust's September 30, 1999 earnings information

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



Date: November 15, 1999