Form 10-K
period 1999-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2000-03-24
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 FOR THE FISCAL YEAR ENDED  December 31, 1999       COMMISSION FILE NO. 1-6622
                            -----------------                           ------


                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                         MARYLAND                                                 53-0261100
                         --------                                                 ----------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

         6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND 20852

              (Address of principal executive office)   (Zip code)

       Registrant's telephone number, including area code (301) 984-9400
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of exchange on which registered
          -------------------          ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---

As of March 10, 2000, 35,733,793 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $531,339,000 (based on the closing price of the stock on March 10, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 2000 Notice of Annual Meeting and Proxy Statement.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          1999 FORM 10-K ANNUAL REPORT



                                     INDEX

                                                                                                   Page
PART I                                                                                             ----

                     Item 1.         Business                                                         3
                     Item 2.         Properties                                                       7
                     Item 3.         Legal Proceedings                                               11
                     Item 4.         Submission of Matters to a Vote of Security Holders             11

PART II
                     Item 5.         Market for the Registrant's Common Equity and
                                       Related Stockholder Matters                                   12
                     Item 6.         Selected Financial Data                                         13
                     Item 7.         Management's Discussion and Analysis of Financial Condition
                                       and Results of Operations                                     14
                     Item 7A.        Qualitative and Quantitative Disclosures About Market Risk      18
                     Item 8.         Financial Statements and Supplementary Data                     19
                     Item 9.         Changes in and Disagreements with Accountants on
                                       Accounting and Financial Disclosure                           19

PART III
                     Item 10.        Directors and Executive Officers of the Registrant              20
                     Item 11.        Executive Compensation                                          20
                     Item 12.        Security Ownership of Certain Beneficial Owners and
                                       Management                                                    20
                     Item 13.        Certain Relationships and Related Transactions                  20

 PART IV
                     Item 14.        Exhibits, Financial Statement Schedules and Reports on
                                       Form 8-K                                                      21
                     Signatures                                                                      24

                                    PART I


ITEM 1.  BUSINESS
         --------

The Trust

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered, self-managed equity real estate investment trust ("REIT"). The Trust's business consists of the ownership and operation of income-producing real properties. The Trust has a fundamental strategy of regional focus, diversification by property type and conservative financial management.

WRIT operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95 percent of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Over the last five years, dividends paid per share have been $1.16 for 1999, $1.11 for 1998, $1.07 for 1997, $1.03 for 1996 and $.99 for
1995. The indicated annualized dividend rate for 2000, based upon the December 31, 1999 dividend, is $1.17. Gains on sale of real estate of $7.9 million in 1999 were tax deferred. Such gains were used to acquire real estate assets and will not be distributed.

WRIT's geographic focus is based on two principles:

1. Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2. Geographic markets deserving of focus must be among the nation's best markets with a strong primary industry foundation but be diversified enough to withstand downturns in its primary industry.

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

All of WRIT's Trustees, officers and employees live and work in the Greater Washington-Baltimore region and WRIT's officers average over 19 years of experience in this region.

The Greater Washington-Baltimore Economy and Real Estate Markets

The Greater Washington-Baltimore area today is an economic machine driven by the federal government at its center and the growth that results from being the #1 high tech center in the nation (see below). The Technology/Biotechnology sector has surpassed the federal government as largest employer in the region, and the Washington region now ranks #1 in the nation in number of high technology firms and number of high technology employees.

               Washington, D.C.          12,183          230,660
               Silicon Valley            11,930          199,230
               Los Angeles               11,058          152,850
               New York                   7,874          142,410
               Boston                     7,442          139,400
               Atlanta                    6,383           98,080
               Austin                     2,681           44,730

               Source: Greater Washington Initiative, December 1999

While federal employment in the region has decreased from 22% in 1970 to 11% in 1999, federal procurement (purchase of goods and services) has continued to grow in the region. Federal procurement in the Washington region totaled $25.7 billion in 1999 making the region #1 in the nation exceeding the combined total of the #2 and #3 metro areas (Los Angeles and St. Louis). Though the region may not be recession proof, this federal procurement makes it substantially better positioned than others to withstand an economic downturn.

Mae East, located in Tysons Corner, Virginia is one of only two Internet
convergence centers in the U.S.   As a result, it is estimated that up to 60% of
the world's Internet traffic flows through Northern Virginia. The presence of Mae East and of the thousands of high tech firms in the area has spawned a concentration of data centers in the region where large Internet and other high tech firms process tremendous amounts of data.

This concentration of high tech companies has served to attract even more high tech firms. Amazon.com, Cisco Systems, Global Crossing and Winstar Communications are all new presences in the Washington-Baltimore market.

        Data Centers in the Washington Metro Area
        -----------------------------------------
        AboveNet                  Global Crossing
        Amazon.com                GTE
        AOL                       IBM
        AT&T                      Intel
        Bell Atlantic             Interliant
        Cable & Wireless          Mae East
        Covad                     MCI/Worldcom/UUNet
        Digex                     Pacific Gateway
        Equinex                   PSINet
        Exodus                    Qwest

        Source: Delta Associates/Transwestern Carey Winston

This region serves as the headquarters for several of the largest U.S. and international financial institutions including the World Bank, International Monetary Fund, Inter-American Development Bank, Export-Import Bank, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corp. (Freddie Mac) and Student Loan Marketing Association (Sallie Mae).

Other major public companies headquartered in the region include MCI Worldcom, USAirways, America Online, Marriott International, Lockheed-Martin, Danaher Corp., Lafarge Corp. and Gannett. The region is the second most popular tourist destination in the world. Most importantly, the Mid-Atlantic region is known as a job center, with solid educational opportunities and easy access to leisure time activities.

The region's real estate markets are the beneficiary of this high tech growth. Vacancies are extremely low, and rental rate growth is very strong. At year-end 1999, regional vacancy rates stood at 1.1% in apartments, 2.7% in grocery anchored shopping centers and 5.7% in office buildings. The industrial sector, at 9.2%, is the only sector with a "normal" vacancy level, and some of this vacancy is the result of obsolescence.

The apartment vacancy rate of 1.1% at year-end 1999 was the area's lowest since World War II. The office vacancy rate of 5.7% was the 3rd lowest amongst major metropolitan areas. More importantly, the cities ranked #1 and #2 had vacancy rates only slightly lower than Washington at 5.0% and 5.3% while New York, ranked 4th just behind Washington, had a vacancy rate of 8.8%.

Development underway in the office and apartment sectors is expected to cause an increase in vacancy rates, but Delta Associates/Transwestern Carey Winston projects that office vacancies will only reach the 6% to 8% level at year-end 2001 - still lower than the #4 metro area in the nation today. Delta Associates/Transwestern Carey Winston also projects that apartment vacancies will only reach 4.9% by year-end 2002.

As of December 31, 1999, WRIT owned a diversified portfolio consisting of 12 retail centers, 22 office buildings, 9 apartment buildings and 16 industrial distribution/flex properties. WRIT's principal objective is to invest in high quality real properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 1999, 1998, and 1997 and the percent leased as of December 31, 1999 were as follows:

                                                                             Real Estate Rental Revenue
         Percent Leased                                                   --------------------------------
       December 31, 1999                                                  1999          1998          1997
       -----------------                                                  ----          ----          ----
               98%                Office buildings                         52%           50%           45%
               92%                Retail centers                           15            17            20
               97%                Apartment buildings                      19            20            23
               94%                Industrial/flex properties               14            13            12
                                                                          ---           ---           ---
                                                                          100%          100%          100%
                                                                          ===           ===           ===

On a combined basis, WRIT's portfolio was 96% occupied in 1999, 96% occupied in 1998, and 95% occupied in 1997.

Total revenue was $119.0 million for 1999, $103.6 million for 1998 and $79.4 million for 1997. During 1997 through 1999, WRIT acquired eight office buildings, one retail center, two apartment buildings and eight industrial distribution/flex properties for a total of 19 properties. These acquisitions were the primary reason for the shifting of each group's percentage of total revenue reflected above. During 1998 and 1999, WRIT sold two office properties, four industrial/flex properties and one retail center for a total of seven properties. No properties were sold in 1997. No single tenant accounted for more than 3.81% of revenues in 1999, 3.96% of revenue in 1998 and 3.04% of revenue in 1997. Various agencies of the U.S. government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. All Federal government tenants in the aggregate accounted for approximately 2.1% of WRIT's 1999 total revenue. The larger non-Federal government tenants include Crestar Bank, District of Columbia Metropolitan Police Department, Giant Food, Main Control, Inc., OAO Corporation, Pepsi Cola, Sun Microsystems, Sunrise Assisted Living, Inc., The American Red Cross, Wang Laboratories and Xerox.

As of December 31, 1999, and for the year then ended, the 7900 Westpark office building accounted for 13% of total assets based upon book value and 9% of total revenues. No other single property accounted for more than 10% of total assets or total revenues.

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

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their values and income. Major improvements and/or renovations to the properties in 1999 and 1998 are discussed on page 10.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 243 as of February 4, 2000, including 175 persons engaged in property management functions and 68 persons engaged in corporate, financial, leasing, and asset management functions.

ITEM 2.  PROPERTIES
         ----------

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 1999, which consisted of 59 properties.

As of December 31, 1999, the percent leased is the percentage of net rentable space for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to WRIT's financial statements included in this Form 10-K Annual Report.

                             SCHEDULE OF PROPERTIES
                             ----------------------

                                                                                                                     Percent
                                                                         Year            Year       Net Rentable/*/   Leased
          Properties                                Location           Acquired       Constructed     Square Feet    12/31/99
------------------------------                     ----------         ----------     -------------  --------------- ----------
Office Buildings
----------------
10400 Connecticut Avenue                          Kensington, MD         1979              1965          65,000         96%
1901 Pennsylvania Avenue                          Washington, D.C.       1977              1960          97,000         99%
51 Monroe Street                                  Rockville, MD          1979              1975         210,000         99%
7700 Leesburg Pike                                Falls Church, VA       1990              1976         145,000         97%
515 King Street                                   Alexandria, VA         1992              1966          78,000         90%
The Lexington Building                            Rockville, MD          1993              1970          47,000        100%
The Saratoga Building                             Rockville, MD          1993              1977          59,000        100%
Brandywine Center                                 Rockville, MD          1993              1969          35,000        100%
Tycon Plaza II                                    Vienna, VA             1994              1981         131,000         96%
Tycon Plaza III                                   Vienna, VA             1994              1978         152,000         96%
6110 Executive Boulevard                          Rockville, MD          1995              1971         199,000         99%
1220 19th Street                                  Washington, D.C.       1995              1976         104,000        100%
Maryland Trade Center I                           Greenbelt, MD          1996              1981         191,000         99%
Maryland Trade Center II                          Greenbelt, MD          1996              1984         159,000        100%
1600 Wilson Boulevard                             Arlington, VA          1997              1973         167,000         92%
7900 Westpark Drive                               McLean, VA             1997         1972/1986/1999/1/ 527,000        100%
8230 Boone Boulevard                              Vienna, VA             1998              1981          58,000         97%
Woodburn Medical Park I                           Annandale, VA          1998              1984          71,000         99%
Woodburn Medical Park II                          Annandale, VA          1998              1988          96,000        100%
600 Jefferson Plaza                               Rockville, MD          1999              1985         115,000         97%
1700 Research Boulevard                           Rockville, MD          1999              1982         103,000        100%
Parklawn Plaza                                    Rockville, MD          1999              1986          40,000         72%
                                                                                                      ---------        ---
          Subtotal                                                                                    2,849,000         98%
                                                                                                      =========        ===
Retail Centers
--------------
Concord Centre                                    Springfield, VA        1973              1960          76,000         98%
Bradlee                                           Alexandria, VA         1984              1955         168,000         98%
Clairmont                                         Salisbury, MD          1976              1965          40,000         84%
Chevy Chase Metro Plaza                           Washington, D.C.       1985              1975          51,000        100%
Prince William Plaza/2/                           Woodbridge, VA         1968              1967          55,000         72%
Takoma Park                                       Takoma Park, MD        1963              1962          59,000        100%
Westminster/3/                                    Westminster, MD        1972              1969         165,000         58%
Wheaton Park                                      Wheaton, MD            1977              1967          71,000        100%
Montgomery Village Center                         Gaithersburg, MD       1992              1969         196,000         99%
Shoppes of Foxchase                               Alexandria, VA         1994              1960         128,000         98%
Frederick County Square                           Frederick, MD          1995              1973         233,000         99%
800 S. Washington Street                          Alexandria, VA         1998           1955/1959        45,000        100%
                                                                                                      ---------        ---
          Subtotal                                                                                    1,287,000         92%
                                                                                                      =========        ===
Apartment Buildings/# units
---------------------------
Country Club Towers/227                           Arlington, VA          1969              1965         276,000        100%
Munson Hill Towers/279                            Falls Church, VA       1970              1963         340,000         97%
Park Adams/200                                    Arlington, VA          1969              1959         210,000         98%
Roosevelt Towers/191                              Falls Church, VA       1965              1964         229,000         99%
3801 Connecticut Avenue/307                       Washington, D.C.       1963              1951         242,000         98%
The Ashby at McLean/250                           McLean, VA             1996              1982         349,000         96%
Walker House Apartments/196                       Gaithersburg, MD       1996              1971         148,000         95%
Bethesda Hills Apartments/195                     Bethesda, MD           1997              1986         226,000         97%
Avondale/237                                      Laurel, MD             1999              1987         162,000         91%
                                                                                                      ---------        ---
          Subtotal (2,082 units)                                                                      2,182,000         97%
                                                                                                      =========        ===

/1/ A 49,000 square foot addition to 7900 Westpark Drive was completed in
    September 1999.
/2/ Property was sold subsequent to December 31, 1999.
/3/ Property is in the planning stages of redevelopment.
/*/ Apartment buildings are presented in gross square feet.

                         ------------------------------

                                                                                                                     Percent
                                                                         Year            Year       Net Rentable/*/   Leased
          Properties                                Location           Acquired       Constructed     Square Feet    12/31/99
------------------------------                     ----------         ----------     -------------  --------------- ----------
Industrial Distribution/Flex Properties
---------------------------------------
Pepsi-Cola Distribution Center                   Forestville, MD         1987              1971          69,000        100%
Capitol Freeway Center                           Washington, D.C.        1974              1940         145,000        100%
Fullerton Business Center                        Springfield, VA         1985              1980         103,000         91%
Charleston Business Center                       Rockville, MD           1993              1973          85,000        100%
Tech 100 Industrial Park                         Elkridge, MD            1995              1990         167,000         98%
Crossroads Distribution Center                   Elkridge, MD            1995              1987          85,000        100%
The Alban Business Center                        Springfield, VA         1996           1981/1982        87,000        100%
The Earhart Building                             Chantilly, VA           1996              1987          92,000        100%
Ammendale Technology Park I                      Beltsville, MD          1997              1985         167,000         98%
Ammendale Technology Park II                     Beltsville, MD          1997              1986         108,000        100%
Pickett Industrial Park                          Alexandria, VA          1997              1973         246,000        100%
Northern Virginia Industrial Park                Lorton, VA              1998           1968/1991       790,000         84%
8900 Telegraph Road                              Lorton, VA              1998              1985          32,000        100%
Dulles South IV                                  Chantilly, VA           1999              1988          83,000        100%
Sully Square                                     Chantilly, VA           1999              1986          95,000        100%
Amvax                                            Beltsville, MD          1999              1986          31,000        100%
                                                                                                      ---------        ---
          Subtotal                                                                                    2,385,000         94%
                                                                                                      =========        ===
          TOTAL                                                                                       8,703,000
                                                                                                      =========

OFFICE BUILDINGS
----------------

Operating income in WRIT's core group of office buildings (excluding 1998 and 1999 acquisitions and dispositions) increased 7% from 1998 to 1999. This increase was a result of strong rental rate growth and moderate occupancy gains generally throughout the sector. WRIT's office markets are strong and, while there is a significant amount of office development underway in several submarkets, management anticipates that this sector will continue to perform well in 2000.

During 1999, WRIT's office building revenues and operating income increased by 20% and 23% respectively, over 1998. These increases were primarily due to 1999 acquisitions (600 Jefferson Plaza, 1700 Research Boulevard and Parklawn Plaza) and 1998 acquisitions (8230 Boone Boulevard and Woodburn Medical Park I and II) combined with the 7% core group operating income increase described above.

Economic occupancy rates for the core group of office buildings averaged 97% for both 1999 and 1998.

Rental rate increases of 5% for the sector were the result of increases at nearly all of the properties. During 1999, WRIT executed new office leases for 645,000 square feet of office space at an average face rent increase of 18% on a non-straight line basis.

Further details about the performance of the office building sector in 1999 and 1998 are provided in Management's Discussion and Analysis commencing on page 14.

INDUSTRIAL/FLEX PROPERTIES
--------------------------

Operating income in WRIT's core group of industrial/flex properties (excluding 1999 and 1998 acquisitions and dispositions) increased 5%. Economic occupancy rates for the core group of industrial/flex properties averaged 97% in 1999 compared to 95% in 1998.

During 1999, WRIT's industrial/flex properties revenues and operating income increased by 20% and 16%, respectively, over 1998. These increases were primarily due to 1999 acquisitions (Dulles South IV, Sully Square and Amvax) and 1998 acquisitions (Northern Virginia Industrial Park and 8900 Telegraph Road) combined with the 5% core portfolio operating income increase described below.

Rental rate increases of 5% for the sector were the result of increases at the majority of the properties. During 1999, WRIT executed 446,000 square feet of new industrial/ flex space leases at an average face rent increase of 9% on a non-straight line basis.

Further details about the performance of the industrial/flex properties sector in 1999 and 1998 are provided in Management's Discussion and Analysis commencing on page 14.

RETAIL CENTERS
--------------

Operating income in WRIT's core retail centers (excluding 1999 and 1998 acquisitions and dispositions) increased 6% from 1998 to 1999. Retail center rental rates for this same group increased 3% in 1999 over 1998.

During 1999, WRIT's retail center revenues and operating income increased by 4% and 2%, respectively, over 1998. Economic occupancy rates for the core group of retail center properties (excluding 1999 and 1998 acquisitions and dispositions) averaged 96% in 1999 compared to 95% in 1998.

Further details about the performance of the retail center sector in 1999 and 1998 are provided in Management's Discussion and Analysis commencing on page 14.

APARTMENT BUILDINGS
-------------------

During 1999, WRIT's apartment revenues and operating income increased by 8% and 9%, respectively, over 1998. These increases were primarily due to the 1999 acquisition of Avondale Apartments combined with the 7% operating income increase described below.

WRIT's apartment sector core group operating income (excluding the Avondale Apartments acquired in 1999) increased 7%. This increase was the result of increased occupancy levels combined with 4% rental rate increases throughout the group. Economic occupancy rates for the core group of apartments averaged 97% in 1999 and 95% in 1998.

Further details about the performance of the apartment sector in 1999 and 1998 are provided in Management's Discussion and Analysis commencing on page 14.

PROPERTY EXPANSIONS & MAJOR RENOVATIONS
---------------------------------------

BRADLEE SHOPPING CENTER
-----------------------

The facade renovation that began in 1998 was completed in June 1999. Included in the renovation was the retenanting of the former 26,640 square-foot GC Murphy space. The new leases associated with this space have a blended rate per square foot of $15.28, which is approximately six times the former GC Murphy rent of $2.42 per square foot. The total cost of the renovation was approximately $3.1 million, of which $1.1 million was incurred in 1999.

7900 WESTPARK DRIVE
-------------------

In 1999, WRIT completed construction of a 49,000 square-foot office space addition to its 7900 Westpark Drive office building in McLean, Virginia. This addition commenced in 1998 and was built over the existing structured parking deck, similar to the Trust's 1996 addition at 7700 Leesburg Pike. The addition was 100% leased and occupied upon completion in October 1999. The total cost of the addition will be approximately $7.5 million, of which $4.9 million was incurred in 1999.

PROPERTY DISPOSITIONS
---------------------

During 1999, WRIT sold four real estate properties: 444 North Frederick Avenue, Arlington Financial Center, Department of Commerce Industrial Center and V Street Distribution Center. The total gain on the sales of these properties was $7.9 million. Net proceeds from the sales of these properties of $22.0 million were used to invest in other real estate properties acquired by WRIT in 1999.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ----------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Effective January 4, 1999, the Trust's shares began trading on the New York Stock Exchange.

From 1971 through December 31, 1998, the Trust's shares were traded on the American Stock Exchange. There are approximately 37,000 shareholders. The Trust's shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for the Trust's shares for 1999 and 1998, by quarter, and the amount of dividends paid by the Trust are as follows:

                                       Quarterly Share Price Range
                                       ---------------------------
                       Dividends
          Quarter      Per Share          High              Low
          -------      ---------          ----              ---
          1999
                4       $.2925         $15 15/16         $13 13/16
                3        .2925          17                14 15/16
                2        .2925          17 15/16          15 13/16
                1          .28          18 3/4            15 1/2

          1998
                4        $  .28        $18 3/4           $15 9/16
                3           .28         18                15 3/8
                2           .28         18 1/4            16 11/16
                1           .27         17 5/16           15 7/8

The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities. The 2000 indicated annual dividend rate is $1.17 based on the annualization of the March 31, 2000 dividend.

ITEM 6.   SELECTED FINANCIAL DATA
          ------------------------

                                                   1999           1998            1997            1996            1995
                                                 --------       --------        --------        --------        --------
                                                                  (in thousands, except per share data)
Real estate rental revenue                        $118,975       $103,597        $ 79,429        $ 65,541        $ 52,597

Income before gain on sale of real estate           36,392         34,300          30,136          27,964          26,103

Gain on sale of real estate                          7,909          6,764              --              --              --

Net income                                          44,301         41,064          30,136          27,964          26,103

Income per share before gain on sale of
  real estate                                         1.02           0.96            0.90            0.88            0.88

Basic and diluted earnings per share                  1.24           1.15            0.90            0.88            0.88

Total assets                                       608,480        558,707         468,571         318,488         241,784

Lines of credit payable                             33,000         44,000          95,250           5,000          28,000

Mortgage notes payable                              87,038         28,912           7,461           7,590           7,706

Notes payable                                      210,000        210,000         100,000         100,000              --

Shareholders' equity                               257,189        253,733         252,088         195,623         199,735

Cash dividends paid                                 41,341         39,614          36,108          32,718          29,712

Cash dividends paid per share                         1.16           1.11            1.07            1.03            0.99

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS
---------------------

REAL ESTATE RENTAL REVENUE: 1999 VERSUS 1998
--------------------------------------------

Total revenues for 1999 increased $15.4 million, or 15%, to $119.0 million from $103.6 million in 1998. The percentage increase in real estate rental revenue from 1998 to 1999 by property type was as follows:

                  Office Buildings            20%
                  Retail Centers               4%
                  Apartment Buildings          8%
                  Industrial/Flex Properties  20%

During 1999, WRIT's office building revenues and operating income increased by 20% and 23%, respectively, over 1998. These increases were primarily due to 1999 acquisitions (600 Jefferson Plaza and 1700 Research) and 1998 acquisitions (8230 Boone Boulevard and Woodburn Medical Park I and II) combined with increased rental rates and occupancy for the sector and offset in part by the 1999 sales of Arlington Financial Center and 444 N. Frederick Road.

During 1999, WRIT's retail center revenues and operating income increased by 4% and 2%, respectively, over 1998. The change is primarily attributable to increased rental rates and tenant recovery income offset by the December 1998 sale of Dover Mart retail center.

WRIT's apartment building revenues and operating income increased by 8% and 9%, respectively, in 1999 over 1998. These increases were primarily due to the 1999 acquisition of Avondale Apartments, combined with increased rental rates and occupancy levels across the sector.

WRIT's industrial/flex property revenues and operating income increased by 20% and 16%, respectively, in 1999 over 1998. These increases were primarily due to 1999 acquisitions (Dulles South IV and Amvax) and 1998 acquisitions (Northern Virginia Industrial Park and 8900 Telegraph Road) as well as increased rental rates, offset in part by the 1999 sales of the Department of Commerce Industrial Center and V Street Distribution Center.

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

WRIT's industrial/flex property revenues and operating income increased by 37% and 39%, respectively, in 1998 over 1997. These increases were primarily due to 1998 acquisitions (Northern Virginia Industrial Park and 8900 Telegraph Road) and 1997 acquisitions (Ammendale Technology Parks I and II and Pickett Industrial Park), offset in part by the 1998 sales of Shirley 395 and Ravensworth.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS
--------------------------------------------------

Real estate operating expenses as a percentage of revenue were 30% for 1999 and 1998 as compared to 32% for 1997. The decrease in 1998 compared to 1997 is attributable to a 42% revenue increase in WRIT's office building segment resulting from 1998 and 1997 property acquisitions and increased occupancy and rental rates, combined with only a 32% increase in the office building segment's operating expenses. WRIT's percentage of revenue from office buildings within its entire real estate portfolio has increased to 52% at December 31, 1999, from 50% at December 31, 1998 and 45% at December 31, 1997. The increase is attributable to 1999 and 1998 office building acquisitions. Generally, real estate operating expenses have increased to $35.3 million in 1999 from $31.1 million in 1998 and $25.5 million in 1997 due to the acquisition of seven real estate properties in 1999 and six real estate properties in each of 1998 and 1997.

Interest expense increased $5.2 million in 1999 from 1998. This increase is primarily attributable to the assumption of an $8.7 million mortgage in September 1999 in connection with the acquisition of Avondale Apartments, the issuance of $110.0 million in medium-term notes in February 1998, and the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park. In addition, WRIT closed on a $50.0 mortgage note in September 1999 at 7.14% interest rate that was used to pay down WRIT's unsecured lines of credit at slightly lower interest rates. Interest expense increased $7.4 million in 1998 from 1997. This increase was attributable to the issuance of the $110 million medium-term notes in February 1998 and an increase in the average balance of outstanding line of credit advances due to acquisitions in 1998 and 1997.

General and administrative expenses were $6.2 million for 1999 as compared to $6.6 million for 1998 and $4.2 million for 1997. The decrease in general and administrative expenses in 1999, as compared to 1998, is primarily attributable to increased property management profits that in turn reduce the administrative expenses of the Trust. The increase in general and administrative expenses in 1998 from 1997 was attributable to increased compensation from personnel additions due to the increased portfolio of the Trust.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, unsecured and secured debt offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured credit commitments and from selling additional shares and/or the sale of medium or long-term secured or unsecured notes. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and/or for new acquisitions and capital improvements.

As of December 31, 1999, WRIT had line of credit commitments in place from commercial banks for up to $75 million, which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. WRIT acquired seven properties for a total acquisition cost of $61.9 million in 1999, and acquired six properties for total acquisition costs of $82.2 million in 1998. The 1999 acquisitions were financed through line of credit advances, the use of proceeds from property sales in February 1999 and the assumption of a mortgage payable of $8.7 million. The 1998 acquisitions were primarily financed through line of credit advances, the February 1998 issuance of $110 million of medium-term notes (after repayment of amounts outstanding on line-of-credit borrowings of $95 million), the assumption of mortgages payable amounting to $21.6 million and the reinvestment of the proceeds of the sale of three properties in 1998 of $10.8 million. On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable, the proceeds of which were used to pay down WRIT's unsecured lines of credit. The mortgage is secured by five of WRIT's Virginia residential properties.

On February 20, 1998, WRIT sold $50 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold $60 million of 6.898% unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. WRIT used the proceeds of these notes for general business purposes, including repayment of $95 million of outstanding advances under its lines of credit. WRIT used the remainder of the proceeds to finance acquisitions and capital improvements to its properties. WRIT had four interest rate lock agreements related to this transaction which settled for $5.4 million and treated that settlement and the cost of a related interest rate cap agreement as transaction costs of the borrowing. These costs are being amortized over the life of the unsecured notes using the effective interest rate method.

Cash flow from operating activities totaled $52.4 million, $53.6 million and $42.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, including net income of $44.3 million (net of $7.9 million gain on property sales), $41.1 million (net of $6.8 million gain on property sales) and $30.1 million, respectively, and depreciation and amortization of $19.6 million, $15.4 million and $10.9 million, respectively. The decrease in cash flows from operating activities in 1999 from 1998 is primarily due to the timing of payments for trade accounts payable. The increase in cash flows from operating activities in 1998 from 1997 was primarily due to real estate acquisitions, increased operating income from previously owned properties and the resultant increase in net income.

Cash flows used in investing activities totaled $50.0 million, $68.9 million and $152.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decline in cash flows used in investing activities in 1999 from 1998 and in 1998 from 1997 is attributable to a reduction in real estate acquisitions.

Cash flows used in financing activities were $2.4 million for the year ended December 31, 1999, compared to cash flows provided by financing activities of $12.0 million and $116.4 million for the years ended December 31, 1998 and 1997, respectively. Cash flows used in financing activities in 1999 declined from 1998 as a result of increased dividend payments in 1999, line of credit repayments in excess of advances and no debt issuance in 1999. Cash flows provided by financing activities declined in 1998 from 1997 due to line of credit repayments in excess of advances, offset by net proceeds from the debt offering in 1998.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 1999, 1998 and 1997, WRIT paid dividends totaling $41.3 million, $39.6 million and $36.1 million, respectively.

CAPITAL IMPROVEMENTS
--------------------

Capital improvements of $17.8 million were completed in 1999, including tenant improvements. Capital improvements to WRIT properties in 1998 and 1997 were approximately $18.7 million and $13.9 million, respectively.

Accretive Capital Improvements
------------------------------

Acquisition Related - These are capital improvements to properties acquired during the current and preceding two years which were planned during WRIT's investment analysis. In 1999, the most significant of these improvements were made to the 7900 Westpark Drive, Woodburn Medical Park, Bethesda Hill Apartments, Ammendale Technology Park II and Northern Virginia Industrial Park.

Expansions/Additions and Major Renovations - Expansions/Additions increase the rentable area of a property. During 1999, WRIT completed the 49,000 square foot addition at 7900 Westpark Drive. Major Renovations are improvements sufficient to increase the income otherwise achievable at a property. During 1999, WRIT completed the renovation of the Bradlee Shopping Center. See Expansions and Major Renovations on Page 10 of this report for descriptions of these 1999 projects.

Tenant Improvements - Tenant Improvements are costs associated with commercial lease transactions such as painting and carpeting. During 1999, WRIT's average Tenant Improvement Costs per square foot of space leased were as follows:

                  Office                          $4.59
                  Retail                          $0.69
                  Industrial                      $0.55

The Retail and Industrial Tenant Improvement costs are substantially lower than Office Improvement costs because the tenant improvements required in these property types are substantially less extensive than in offices. WRIT's office tenant improvement costs are among the lowest in the industry for a number of reasons. Approximately 66% of our office tenants renew their leases with WRIT, and renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs is one of the many benefits of WRIT's focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, WRIT is often able to lease an existing suite with tenant improvements being limited to new paint and carpet.

Other Capital Improvements
--------------------------

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be reincurred to maintain a property's income and value. In our residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements are made as needed upon vacancy of an apartment and averaged $759 for the 724 apartments turned over in 1999. WRIT also expensed an average of $303 per apartment turnover for items which do not have a long-term life and are, therefore, not capitalized.

During 1999, WRIT's capital improvement costs were as follows (in thousands):

           Accretive capital improvements:
             Acquisition related                            $ 5,716
             Expansions and major renovations                 5,929
             Tenant improvements                              2,342
                                                            -------
                    Total Accretive capital
                      improvements                           13,987
           Other:                                             3,752
                                                            -------
                     Total                                  $17,739
                                                            =======

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

YEAR 2000
---------

WRIT's Year 2000 Project completion resulted in no interruption or failure of normal business activities or operations. No material failures or significant interruptions were experienced that materially or adversely affected WRIT's results of operations, liquidity or financial condition. The total costs incurred to become Year 2000 compliant were not material to WRIT's financial position. Any future cost associated with Year 2000 compliancy is not expected to be material to WRIT's financial position.

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include (a) WRIT's intention to invest in properties that it believes will continue to increase in income and value; (b) WRIT's belief that its real estate markets will continue to perform well; (c) WRIT's belief that renovations and other changes at the Bradlee Shopping Center will increase traffic and enable it to raise rents; (d) WRIT's belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; (e) WRIT's belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth and (f) other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipates," "potential" and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT's tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets they may enter, including the effects of changes in Federal government spending;
(c) inflation; (d) consumer confidence; (e) unemployment rates; (f) consumer tastes and preferences; (g) stock price and interest rate fluctuations; (h) WRIT's future capital requirements; (i) competition; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) weather conditions and (l) the effects of changes in capital availability to the technology and biotechnology sectors of the economy.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                                                    Year Ended December 31,
                                                   ---------------------------------------------------------
                                                         1999                1998                1997
                                                   -----------------   -----------------   -----------------
           Earnings to fixed charges                     1.62x               2.00x               4.08x
           Debt service coverage                         3.42x               3.84x               5.08x

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

The only material market risk to which WRIT is exposed is interest-rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT primarily enters into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of imminent refinancing or new debt issuance.

The table below presents principal, interest and related weighted average interest rates by year of maturity.

                                -------------------------------------------------------------------------
                                 2000       2001       2002       2003     2004      Thereafter     Total       Fair Value
                                ------     ------     ------     ------   ------     ----------     -----       ----------
                                                                       In thousands
DEBT (all fixed rate
 except lines of credit)
Unsecured debt
 Principal                     $    --    $    --    $    --    $50,000    $    --      $160,000    $210,000      $192,420
 Interest                      $14,951    $14,951    $14,951    $13,467    $11,389      $103,424    $173,133
 Average interest rate            7.12%      7.12%      7.12%      7.12%      7.22%         7.22%       7.20%

Mortgages
 Principal amortization        $   768    $   833    $   902    $ 7,376    $   820      $ 76,338    $ 87,037      $ 84,520
  (30 year schedule)
 Interest                      $ 6,502    $ 6,442    $ 6,376    $ 5,775    $ 5,645      $ 22,021    $ 52,761
 Average interest rate            7.50%      7.50%      7.50%      7.50%      7.37%         7.37%       7.38%

Lines of Credit
 Principal                     $33,000                                                              $ 33,000      $ 33,000
 Interest                      $ 2,283                                                              $  2,283
 Average interest rate            6.46%                                                                 6.46%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

The financial statements and supplementary data listed under Item 14 (a) and filed as part of this report on the pages indicated are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------
None.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             ---------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2000 Annual Meeting Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2000 Annual Meeting Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2000 Annual Meeting Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -----------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2000 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

ITEM 14 (a). The following documents are filed as part of this Report:

1.   Financial Statements:  The following Financial Statements of Washington
     --------------------
     Real Estate Investment Trust and Reports of Independent Accountants are included in this report:

     Report of Arthur Andersen LLP.

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules:  The following financial statement schedules
     -----------------------------
     of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                   Page
--------                                                                   ----

III  Real Estate and Accumulated Depreciation                               44

     Supplementary Information: Quarterly Financial Results (unaudited)     45

Schedules not listed above have been omitted because they are not applicable, are not required or the information to be set forth therein is included in the Financial Statements or Notes thereto.


3.   Exhibits:
     --------

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

        (d) Articles of Amendment to Declaration of Trust dated June 24, 1999 incorporated by reference to Exhibit 4c to Amendment No. 1 to the Trust's Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.

     4.

        (a) Credit agreement dated March 1, 1995 between Washington Real Estate Investment Trust, as borrower, The First National Bank of Chicago, as lender, and The First National Bank of Chicago as agent. The credit agreement was amended and restated as of March 17, 1999 and is attached hereto.

        (b) Credit agreement dated July 17, 1998, among Washington Real Estate Investment Trust, as borrower, Crestar Bank, as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and Crestar Bank, as agent. The credit agreement was amended and restated as of July 25, 1999 and is attached hereto.

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

         In 1998, WRIT formed a subsidiary company, Real Estate Management, Inc., a Maryland corporation, in which WRIT owns 100% of the stock.

     22. Consents

         (a) Consent of Arthur Andersen LLP


     27. Financial Data Schedules

         (a) 1999 financial data schedule


ITEM 14 (b). REPORTS ON FORM 8-K

(1) October 5, 1999 - Report pursuant to Item 2 on the acquisition of 1700 Research Boulevard, 600 Jefferson Plaza and Avondale Apartments.

(2) November 30, 1999 - Report pursuant to Item 7 to provide the financial statements required to be included in the Current Report on Form 8-K dated October 5, 1999 in connection with the acquisition of 1700 Research Boulevard, 600 Jefferson Plaza and Avondale Apartments.



   * Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed August 13, 1996.

  ** Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.

 *** Incorporated herein by reference to Exhibits 4(a) and 4 (b), respectively, to the Trust's Registration Statement on Form S-8 filed on March 17, 1998.

**** Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed February 25, 1998.

                                  SIGNATURES


 Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WASHINGTON REAL ESTATE INVESTMENT TRUST

Date:  March 24, 2000              /s/ Edmund B. Cronin, Jr.
                               By: _____________________________________
                                   Edmund B. Cronin, Jr.
                                   President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                    Date
---------                             -----                    ----

/s/ Arthur A. Birney
________________________      Chairman and Trustee        March 24, 2000
Arthur A. Birney

/s/ John M. Derrick, Jr.
________________________      Trustee                     March 24, 2000
John M. Derrick, Jr.

/s/ Clifford M. Kendall
________________________      Trustee                     March 24, 2000
Clifford M. Kendall

/s/ John P. McDaniel
________________________      Trustee                     March 24, 2000
John P. McDaniel

/s/ David M. Osnos
________________________      Trustee                     March 24, 2000
David M. Osnos

/s/ Susan J. Williams
________________________      Trustee                     March 24, 2000
Susan J. Williams

/s/ Larry E. Finger
________________________      Senior Vice President and   March 24, 2000
Larry E. Finger               Chief Financial Officer

/s/ Laura Franklin
________________________      Vice President and          March 24, 2000
Laura M. Franklin             Chief Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust (the "Trust," a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 42 through 45 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    Arthur Andersen LLP

Vienna, Virginia
February 4, 2000

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                     1999              1998
Assets                                                                                              ------            ------
  Real estate, at cost                                                                             $661,870          $598,874
  Accumulated depreciation                                                                          (83,574)          (68,301)
                                                                                                   --------          --------
          Total investment in real estate, net                                                      578,296           530,573
  Cash and cash equivalents                                                                           4,716             4,595
  Rents and other receivables, net of allowance for doubtful accounts of $831 and $821,
   respectively                                                                                       6,572             4,130
  Prepaid expenses and other assets                                                                  18,896            19,409
                                                                                                   --------          --------
          Total assets                                                                             $608,480          $558,707
                                                                                                   ========          ========
Liabilities and shareholders' equity
  Accounts payable and other liabilities                                                           $ 11,421          $ 13,524
  Advance rents                                                                                       5,006             2,680
  Tenant security deposits                                                                            3,304             4,331
  Mortgage notes payable                                                                             87,038            28,912
  Lines of credit payable                                                                            33,000            44,000
  Notes payable                                                                                     210,000           210,000
                                                                                                   --------          --------
          Total liabilities                                                                         349,769           303,447
                                                                                                   --------          --------
Minority interest                                                                                     1,522             1,527
                                                                                                   --------          --------
Shareholders' equity
  Shares of beneficial interest, $.01 par value; 100,000 shares authorized: 35,721 and
   35,692 shares issued and outstanding, respectively                                                   357               357
  Additional paid in capital                                                                        256,832           253,376
                                                                                                   --------          --------
          Total shareholders' equity                                                                257,189           253,733
                                                                                                   --------          --------
          Total liabilities and shareholders' equity                                               $608,480          $558,707
                                                                                                   ========          ========


       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1999        1998        1997
                                                                                 ------      ------      ------
Real estate rental revenue                                                      $118,975    $103,597    $79,429
Real estate expenses
  Utilities                                                                        7,298       7,012      5,897
  Real estate taxes                                                                8,496       7,372      5,746
  Repairs and maintenance                                                          4,765       4,296      3,576
  Other expenses                                                                  14,722      12,434     10,240
                                                                                --------    --------    -------
          Total real estate expenses                                              35,281      31,114     25,459
                                                                                --------    --------    -------
Operating income                                                                  83,694      72,483     53,970
Depreciation and amortization                                                     19,590      15,399     10,911
                                                                                --------    --------    -------
Income from real estate                                                           64,104      57,084     43,059
Other income                                                                         732         880      1,011
Interest expense                                                                 (22,271)    (17,106)    (9,691)
General and administrative expenses                                               (6,173)     (6,558)    (4,243)
                                                                                --------    --------    -------
Income before gain on sale of real estate                                         36,392      34,300     30,136
Gain on sale of real estate                                                        7,909       6,764         --
                                                                                --------    --------    -------
          Net income                                                            $ 44,301    $ 41,064    $30,136
                                                                                ========    ========    =======
          Basic and diluted earnings per share                                  $   1.24    $   1.15    $  0.90
                                                                                ========    ========    =======

       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 Shares of
                                                                 Beneficial      Additional
                                                              Interest at Par      Paid in      Shareholders'
                                                     Shares        Value           Capital          Equity
                                                     ------   ---------------    ----------     -------------
Balance, December 31, 1996                           31,803         $318          $195,305         $195,623
  Net income                                             --           --            30,136           30,136
  Net proceeds from sale of shares                    3,750           38            60,825           60,863
  Dividends                                              --           --           (36,108)         (36,108)
  Share options exercised                               125            1             1,573            1,574
                                                     ------         ----          --------         --------
Balance, December 31, 1997                           35,678          357           251,731          252,088
  Net income                                             --           --            41,064           41,064
  Dividends                                              --           --           (39,614)         (39,614)
  Share options exercised                                14           --               195              195
                                                     ------         ----          --------         --------
Balance, December 31, 1998                           35,692          357           253,376          253,733
  Net income                                             --           --            44,301           44,301
  Dividends                                              --           --           (41,341)         (41,341)
  Share options exercised                                29           --               496              496
                                                     ------         ----          --------         --------
Balance, December 31, 1999                           35,721         $357          $256,832         $257,189
                                                     ======         ====          ========         ========

       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                               1999              1998               1997
                                                                              ------            ------             ------
Cash flows from operating activities
  Net income                                                                  $ 44,301          $ 41,064          $  30,136
  Adjustments to reconcile net income to cash provided by operating activities:
     Gain on sale of real estate                                                (7,909)           (6,764)                --
     Depreciation and amortization                                              19,590            15,399             10,911
     Increases in other assets                                                  (2,729)           (2,895)            (2,047)
     Increases in other liabilities                                               (808)            6,789              3,499
                                                                              --------          --------          ---------
          Cash provided by operating activities                                 52,445            53,593             42,499
                                                                              --------          --------          ---------
Cash flows from investing activities
  Real estate acquisitions, net*                                               (53,197)          (59,087)          (138,804)
  Improvements to real estate                                                  (18,371)          (18,652)           (13,913)
  Non-real estate capital improvements                                            (350)           (1,967)                --
  Net proceeds from sale of real estate                                         22,033            10,844                 --
                                                                              --------          --------          ---------
          Cash used in investing activities                                    (49,885)          (68,862)          (152,717)
                                                                              --------          --------          ---------
Cash flows from financing activities
  Dividends paid                                                               (41,341)          (39,614)           (36,108)
  Line of credit advances                                                       33,000            44,000            113,250
  Repayments of lines of credit                                                (44,000)          (95,250)           (23,000)
  Proceeds from mortgage note payable                                           50,000                --                 --
  Mortgage principal payments                                                     (594)             (172)              (129)
  Net proceeds from sale of shares                                                  --                --             60,863
  Net proceeds from debt offering                                                   --           102,797                 --
  Net proceeds from the exercise of share options                                  496               195              1,574
                                                                              --------          --------          ---------
          Cash (used in) provided by financing activities                       (2,439)           11,956            116,450
                                                                              --------          --------          ---------
Net increase (decrease) in cash and temporary investments                          121            (3,313)             6,232
Cash and cash equivalents, beginning of year                                     4,595             7,908              1,676
                                                                              --------          --------          ---------
Cash and cash equivalents, end of year                                        $  4,716          $  4,595          $   7,908
                                                                              ========          ========          =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $ 18,968          $ 13,475          $   9,433
                                                                              ========          ========          =========

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------

* On September 20, 1999, WRIT purchased Avondale Apartments for an acquisition cost of $13.0 million. WRIT assumed a mortgage in the amount of $8.7 million and paid the balance in cash. The $8.7 million of assumed mortgage is not included in the $53.2 million amount shown as 1999 real estate acquisitions.

* On November 30, 1998, WRIT purchased Woodburn Medical Park I and II for an acquisition cost of $35.2 million. WRIT assumed two mortgages in the amount of $9.2 million and $12.4 million and paid the balance in cash. The $21.6 million is not included in the $59.1 million shown as 1998 real estate acquisitions.


       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. Nature of Business:

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered, self managed equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership and operation of income-producing real properties.

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

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from its residential and commercial leases when earned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13.

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

WRIT evaluates quarterly the carrying value of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding particular properties for sale, the Trust assesses impairment based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Trust has made the decision to dispose of the property. Otherwise, the Trust assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is determined to be impaired, its basis is adjusted to its fair market value. There were no property impairments recognized during the three-year period ending December 31, 1999.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Interest Rate Protection Agreements

WRIT has entered into interest rate protection agreements to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate protection agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria:
(i) the debt to be hedged exposes WRIT to interest rate risk and (ii) the interest rate protection agreement reduces WRIT's exposure to interest rate risk. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or are closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to investments accounted for at fair value, with any gain or loss included as a component of income.

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

The weighted-average number of shares outstanding for the year ended December 31, 1999, 1998 and 1997, was 35.7, 35.7 and 33.4 million shares, respectively. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 1999, 1998 and 1997.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Statements of Financial Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. SFAS No. 137 amended the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although currently WRIT has no derivative instruments, this statement could affect derivative instruments acquired by WRIT in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Real Estate Investments:

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C., and Virginia as follows:

                                                         December 31,
                                                  --------------------------
                                                    1999              1998
                                                  --------          --------
                                                         (In thousands)
   Office buildings                               $352,145          $323,152
   Retail centers                                   97,004            95,017
   Apartment buildings                              99,125            83,163
   Industrial distribution/flex properties         113,596            97,542
                                                  --------          --------
                                                  $661,870          $598,874
                                                  ========          ========

WRIT's results of operations are dependent on the overall economic health of its tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the markets in which it owns property. These segments include commercial, residential, retail and industrial/flex properties. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail sector of the economy could reduce merchant sales, which could adversely affect the operating results of WRIT.

As of December 31, 1999, 7900 Westpark office building accounted for 13 percent of total assets and 9 percent of total revenues. No other single property or tenant accounted for more than 10 percent of total assets or total revenues.

Properties acquired by WRIT during the year ending December 31, 1999 are as follows:

    Acquisition                                                                  Rentable       Acquisition Cost
       Date                  Property                     Type                  Square Feet      (In thousands)
    -----------              --------                     ----                  -----------     ----------------
January 27, 1999         Dulles South IV       Industrial Distribution/Flex        83,000            $ 6,909
April 16, 1999           Sully Square          Industrial Distribution/Flex        95,000              7,557
May 21, 1999             600 Jefferson Plaza   Office                             115,000             14,472
May 21, 1999             1700 Research Blvd.   Office                             103,000             12,941
September 10, 1999       Amvax                 Industrial Distribution/Flex        32,000              2,231
September 20, 1999       Avondale              Residential                        162,000             12,908
November 30, 1999        Parklawn Plaza        Office                              40,000              4,764
                                                                                  -------            -------
                                                                                  630,000            $61,782
                                                                                  =======            =======

WRIT accounted for each acquisition using the purchase method of accounting.

Properties sold by WRIT during the year ending December 31, 1999 are as follows:

   Disposition                                                                                   Rentable           Sales Price
      Date                      Property                           Type                         Square Feet        (In thousands)
   -----------                  --------                           ----                         -----------        --------------
February 5, 1999      444 North Frederick Avenue        Office                                    66,000              $ 5,671
February 5, 1999      Arlington Financial Center        Office                                    51,000                9,798
February 5, 1999      Department of Commerce            Industrial Distribution/Flex             105,000                7,031
February 26, 1999     V Street Distribution Center      Industrial Distribution/Flex              31,000                  600
                                                                                                 -------              -------
                                                                                                 253,000              $23,100
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

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for its acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby Apartments. The mortgage bears interest at 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. These funds were used to repay advances received on the Unsecured Lines of Credit Payable.

Annual maturities of principal as of December 31, 1999 are as follows:

                                      (In thousands)
                                      --------------
          2000                          $   768
          2001                              833
          2002                              902
          2003                            7,376
          2004                              820
          Thereafter                     76,338
                                        --------
                                        $87,037
                                        =======

5. Unsecured Lines of Credit Payable:

During 1999, WRIT maintained two unsecured lines of credit: a $25 million line of credit ("Credit Facility No. 1") and a $50 million line of credit ("Credit Facility No. 2").

Credit Facility No. 1

WRIT had $22 and $0 million outstanding as of December 31, 1999 and 1998, respectively, related to Credit Facility No. 1.

The following advances have been made under this commitment:

      Advance               Date Paid              Amount       1999        1998          1997
       Date                  in Full           (In thousands)   Rate        Rate          Rate
      -------               ---------          --------------   ----        ----          ----
September 26, 1996      September 26, 1997           4,000        --            --          6.83%
November 14, 1997       February 25, 1998           25,000        --    6.64%-8.50%   6.40%-6.64%
March 29, 1999          March 28, 2000               4,000      5.98%           --            --
May 20, 1999            July 19, 1999               12,000      5.67%           --            --
July 20, 1999           January 20, 2000            12,000      6.30%           --            --
September 15, 1999      March 15, 2000               6,000      6.64%           --            --

Prior to March 17, 1999, all new advances and interest rate adjustments, upon the expiration of WRIT's interest lock-in dates bore interest at LIBOR plus a spread based on WRIT's public debt rating. All unpaid interest and principal could be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

On March 17, 1999, WRIT executed an amended and restated agreement extending the termination date to March 17, 2002. Under the amended agreement, WRIT may take either a Corporate Base Rate ("CBR") or a LIBOR advance. Both advances have interest rates based on the applicable rate plus a spread based on the most recent ratings from Moody's and/or S&P for WRIT's long-term unsecured debt.

This $25 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.375 percent per annum on the amount by which the $25 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1999 and 1998, $3 million and $25.0 , respectively, of this commitment was unused and available for subsequent acquisitions or capital improvements. This fee is paid quarterly. This commitment also contains certain financial and non-financial covenants including debt service coverage, net worth, and permitted indebtedness ratios which WRIT has met as of December 31, 1999. In addition, this commitment requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

Credit Facility No. 2

WRIT had $11 million and $44 million outstanding as of December 31, 1999 and 1998, respectively, related to Credit Facility No. 2.

The following advances have been made under this commitment:

      Advance               Date Paid              Amount       1999       1998          1997
       Date                  in Full           (In thousands)   Rate       Rate          Rate
      -------               ---------          --------------   ----       ----          ----
November 26, 1996       August 1, 1997               1,000       --            --          6.29%
February 28, 1997       August 1, 1997              14,000       --            --          6.25%
March 27, 1997          August 1, 1997               3,000       --            --          6.25%
June 27, 1997           August 1, 1997               1,000       --            --          6.19%
November 12, 1997       February 25, 1998           17,000       --          6.64%   6.36%-6.64%
November 14, 1997       February 25, 1998           33,000       --          6.61%   6.40%-6.61%
May 22, 1998            July 22, 1999               13,000     5.54%   5.54%-6.39%           --
June 23, 1998           June 22, 1999                4,000     6.02%   6.02%-6.39%           --
September 9, 1998       March 11, 1999               2,000     6.23%         6.23%           --
September 25, 1998      September 25, 1999           3,000     5.76%         5.76%           --
September 28, 1998      June 28, 1999                8,000     5.83%         5.83%           --
November 30, 1998       May 30, 1999                14,000     5.82%         5.82%           --
January 22, 1999        July 22, 1999                1,000     5.70%           --            --
January 27, 1999        July 27, 1999                4,000     5.67%           --            --
March 11, 1999          September 27, 1999           2,000     6.07%           --            --
March 29, 1999          September 27, 1999           1,000     6.02%           --            --
May 31, 1999            August 30, 1999             14,000     5.74%           --            --
June 23, 1999           August 21, 1999              4,000     5.83%           --            --
June 29, 1999           August 30, 1999              8,000     5.92%           --            --
July 22, 1999           September 21, 1999          13,000     5.93%           --            --
July 22, 1999           September 21, 1999           1,000     5.93%           --            --
July 27, 1999           September 22, 1999           4,000     5.94%           --            --
August 22, 1999         September 21, 1999           4,000     5.99%           --            --
August 30, 1999         September 27, 1999          14,000     6.07%           --            --
August 30, 1999         September 27, 1999           8,000     6.07%           --            --
September 21, 1999      September 27, 1999           1,000     6.08%           --            --
September 21, 1999      September 27, 1999          13,000     6.08%           --            --
September 22, 1999      September 27, 1999           4,000     6.08%           --            --
September 28, 1999      June 28, 2000                7,000     6.64%           --            --
November 30, 1999       August 31, 2000              4,000     6.86%           --            --

On July 25, 1999, WRIT executed an agreement to amend and restate the original Credit Facility No. 2 agreement. All unpaid interest and principal are due July 2002 and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's public debt rating.

Credit Facility No. 2 provides WRIT the option to convert any advances or portions thereof into a term loan at any time through July 2002. The principal amount of each term loan, if any, shall be repaid in July 2002.

This $50 million credit commitment requires WRIT to pay the lender an unused commitment fee ranging from 0.15 to 0.25 percent per annum based on WRIT's public debt rating. The fee is paid on the amount by which the $50 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 1999 and 1998, $39 million and $6 million, respectively, of this commitment was unused. This fee is paid quarterly in arrears. This commitment also contains certain financial covenants including cash flow to debt service, net worth, capitalization and permitted indebtedness ratios which WRIT has met as of December 31, 1999.

Bridge Loan

During 1997, WRIT temporarily expanded one of its lines of credit to provide up to an additional $20.25 million through February 27, 1998, at which time it was repaid. The bridge loan accrued interest at LIBOR plus 0.70 percent. At February 27, 1998 and December 31, 1997, the interest rate was 8.50 percent and
6.64 percent, respectively.

WRIT was required to pay a commitment fee equal to 0.10 percent of the commitment. The bridge loan also required WRIT to pay the lender an unused commitment fee at the rate of 0.175 percent on the amount that the $20.25 million commitment exceeded the balance of outstanding advances.

Information related to short-term borrowings are as follows (in thousands):

                                           1999               1998
                                          ------             ------
     Maximum Amount Outstanding           $72,000            $95,250
     Average Amount Outstanding            50,847             29,547
     Weighted Average Interest Rate         5.93%              6.38%

6. Senior and Medium-Term Notes Payable:

Senior Notes

On August 8, 1996, WRIT entered into an underwriting agreement to sell $50 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50 million of 7.25 percent unsecured 10-year notes due August 13, 2006. This transaction closed on August 13, 1996. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. In 1996, WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties. These notes also contain certain financial covenants including debt service coverage and permitted indebtedness ratios which WRIT has met as of December 31, 1999.

Medium-Term Notes

On February 20, 1998, WRIT sold $50 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February
2008) of approximately 6.74 percent. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT settled interest rate lock agreements for $5.4 million and treated the cost of the interest rate caps as a transaction cost of the borrowing. These costs are amortized over the life of the unsecured notes using the effective interest rate method. These notes also contain certain financial covenants including debt service coverage and permitted indebtedness ratios, which WRIT has met as of December 31, 1999.

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

The following is a breakdown of the taxable percentage of WRIT's dividends for 1999, 1998 and 1997, respectively:

               Ordinary Income              Return of Capital
               ---------------              -----------------
     1999           100%                            0%
     1998            98%                            2%
     1997            93%                            7%

8. Share Options and Grants:

WRIT maintains an Incentive Stock Option Plan (the "Plan"), which includes qualified and non-qualified options. As of December 31, 1999, 1.5 million shares may be awarded to eligible employees. Under the Plan, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Options may be granted under the Plan at any time prior to June 25, 2001. Activity under the Plan is summarized below:

                                               1999                  1998                   1997
                                      ---------------------  -------------------   --------------------
                                                  Wtd Avg               Wtd Avg                Wtd Avg
                                      Shares      Ex Price   Shares     Ex Price   Shares      Ex Price
                                      ------      --------   ------     --------   ------      --------
Outstanding at January 1              806,000      $16.83   409,000      $15.93    365,000      $14.78
Granted                               513,000       14.47   430,000       17.59    183,000       16.13
Exercised                             (12,000)      15.89    (8,000)      12.41   (125,000)      12.58
Expired                               (34,000)      17.28   (25,000)      16.76    (14,000)      18.33
Outstanding at December 31          1,273,000       15.87   806,000       16.83    409,000       15.93
Exercisable at December 31            560,000       16.54   288,000       15.90    173,000       15.84

560,000 of the exercisable options outstanding at December 31, 1999 have exercise prices between $12.410 and $20.625, with a weighted-average exercise price of $16.54 and a weighted average remaining contractual life of 7.53 years. The remaining 713,000 options have exercise prices between $14.47 and $17.59, with a weighted average exercise price of $15.35 and a remaining contractual life of 9.72 years.

WRIT accounts for the Plan and the non-qualified share options granted under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                             1999       1998       1997
                                                            ------     ------     ------
Net Income:                                  As Reported   $44,301    $41,064    $30,136
                                             Pro-Forma      43,419     40,240     29,780
Basic Earnings Per Share:                    As Reported      1.24       1.15       0.90
                                             Pro-Forma        1.22       1.13       0.89
Weighted-average fair value of options
 granted                                                      1.76       1.92       1.94

Weighted-average assumptions:
  Expected lives (years)                                         7          7          7
  Risk free interest rate                                     6.42%      5.09%      5.75%
  Expected volatility                                        21.05%     19.21%     17.41%
  Expected dividend yield                                     7.12%      6.27%      5.79%

Because the method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation may not be representative of that to be expected in future years. The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options.

WRIT has computed basic earnings per share. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 1999, 1998 and 1997.

During 1999 and 1998, WRIT issued 12,299 and 9,692 share grants, respectively, to executives and trustees of the Trust. The respective compensation expense was recorded based upon the share price at the grant date. Share grants are awarded by the compensation committee of the Board of Trustees.

9.  Benefit Plans:

During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which is intended to align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives, share options under the Incentive Share Option Plan and share grants under the Share Grant Plan based on performance. The financial incentives to management are earned after WRIT has achieved a prescribed level of growth. This plan is effective from 1996 forward and is reviewed by the Board of Trustees' Compensation Committee each year.

In 1997, WRIT implemented a Retirement Savings Plan (the "Savings Plan"). It was established so that participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and WRIT may, at its discretion, make a voluntary contribution to the Savings Plan.

WRIT maintained a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation ("PBO") and the accumulated benefit obligation ("ABO") became equal. WRIT terminated the plan as of December 31, 1999. Since there are no further benefit accruals provided under the plan, WRIT has substantially reduced its funding obligation and there will be no further increases in the ABO or PBO. Benefits under the plan were generally based on years of service and final average pay. Pension costs are accrued and funded annually from plan entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. The effects of the pension plan are immaterial to WRIT's financial statements.

10. Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 requires disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 1999.
The estimated fair value information presented is not necessarily indicative of amounts the Trust could realize currently in a market sale since the Trust may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 1999, therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 1999.

Cash and cash equivalents

Includes cash and commerical paper with remaining maturities of less than 90 days, which are valued at the carrying value.

Mortgage notes payable

Mortgage notes payable consist of instruments in which certain of the Trust's real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated based upon published rates or dealer quotes for instruments with similar terms and maturities.

Lines of credit payable

Lines of credit payable consist of bank facilities which the Trust uses for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value since the interest rate adjusts with the market.

Notes payable

Notes payable consists of $50 million, 7.125 %, 7 year unsecured notes due August 13, 2003, $50 million, 7.25%, 10 year unsecured notes due August 13, 2006, $50 million, 7.25%, 20 year unsecured notes due February 25, 2028 and $60 million unsecured Mandatory Par Put Remarketed Securities with an effective yield of 6.74%. The fair value of these securities is estimated based on published rates or dealer quotes for securities with similar terms and characteristics.

                                               1999                         1998
                                  ---------------------------   ---------------------------
(In thousands)                    Carrying Value   Fair Value   Carrying Value   Fair Value
                                  --------------   ----------   --------------   ----------
Cash and cash equivalents            $  4,716       $  4,716       $  4,595       $  4,595
Mortgage notes payable               $ 87,037       $ 84,520            N/A            N/A
Lines of credit payable              $ 33,000       $ 33,000       $ 44,000       $ 44,000
Notes payable                        $210,000       $192,420       $210,000       $202,900

11. Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income during each of the next five years of approximately $79.6 million, $69.0 million, $50.6 million, $38.0 million, $27.0 million and $63.0 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years-based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $425,000, $462,000 and $351,000 in 1999, 1998 and 1997, respectively.

12. Contingencies:

In the normal course of business, WRIT is involved in various types of pending or unasserted claims. In the opinion of management, these claims will not have a material impact on the financial condition or future operations of the Trust.

13. Segment Information:

WRIT has four reportable segments: Office Buildings, Industrial/Flex Properties, Apartment Buildings, and Retail Centers. Office Buildings represent 52 percent of real estate rental revenue and provide office space for various types of businesses. Industrial/Flex Properties represent 14 percent of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 19 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent 15 percent of real estate rental revenue and are retail outlets for a variety of stores.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. WRIT evaluates performance based upon income from real estate from the combined properties in each segment.

WRIT's reportable segments are a consolidation of related properties, which offer different products. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of the properties have been acquired separately and are incorporated into the applicable segment.

                                                                         1999
                                                                    (in thousands)
                                   ---------------------------------------------------------------------------------
                                                    Industrial/
                                     Office            Flex       Apartment   Retail      Corporate
                                   Buildings        Properties    Buildings   Centers     and Other     Consolidated
                                   ---------        -----------   ---------   -------     ---------     ------------
Real estate rental revenue         $ 61,657           $ 16,196     $22,926    $18,196     $     --        $118,975
Real estate expenses                 18,950              3,568       8,714      4,049           --          35,281
                                   --------           --------     -------    -------     --------        --------
Operating income                     42,707             12,628      14,212     14,147           --          83,694
Depreciation and amortization        10,979              3,301       2,915      2,395           --          19,590
                                   --------           --------     -------    -------     --------        --------
Income from real estate              31,728              9,327      11,322     11,682           --          64,104
Other income                             --                 --          --         --          732             732
Interest expense                     (1,731)                --      (1,145)      (653)     (18,742)        (22,271)
General and administrative               --                 --          --         --       (6,173)         (6,173)
                                   --------           --------     -------    -------     --------        --------
Income before gain on sale
 of real estate                      29,997              9,327      10,152     11,099      (24,183)         36,392
                                   --------           --------     -------    -------     --------        --------
Gain on sale of real estate              --                 --          --         --        7,909           7,909
                                   --------           --------     -------    -------     --------        --------
Net income                         $ 29,997           $  9,327     $10,152    $11,099     $(16,274)       $ 44,301
                                   ========           ========     =======    =======     ========        ========
Capital investments                $ 37,691           $ 19,591     $20,324    $ 2,049     $  1,216        $ 80,871
                                   ========           ========     =======    =======     ========        ========
Total assets                       $321,741           $105,177     $79,548    $84,041     $ 17,973        $608,480
                                   ========           ========     =======    =======     ========        ========
                                                                         1998
                                                                    (in thousands)
                                   ---------------------------------------------------------------------------------
                                                    Industrial/
                                     Office            Flex       Apartment   Retail     Corporate
                                   Buildings        Properties    Buildings   Centers    and Other     Consolidated
                                   ---------        -----------   ---------   -------    ---------     ------------
Real estate rental revenue         $ 51,311            $13,547     $21,170   $17,569     $     --        $103,597
Real estate expenses                 16,610              2,703       8,096     3,705           --          31,114
                                   --------            -------     -------   -------     --------        --------
Operating income                     34,701             10,844      13,074    13,864           --          72,483
Depreciation and amortization         8,447              2,330       2,581     2,041           --          15,399
                                   --------            -------     -------   -------     --------        --------
Income from real estate              26,254              8,514      10,493    11,823           --          57,084
Other income                             --                 --          --        --          880             880
Interest expense                        (69)                --          --      (665)     (16,372)        (17,106)
General and administrative               --                 --          --        --       (6,558)         (6,558)
                                   --------            -------     -------   -------     --------        --------
Income before gain on sale of
 real estate                         26,185              8,514      10,493    11,158      (22,050)         34,300
                                   --------            -------     -------   -------     --------        --------
Gain on sale of real estate              --                 --          --        --        6,764           6,764
                                   --------            -------     -------   -------     --------        --------
Net income                         $ 26,185            $ 8,514     $10,493   $11,158     $(15,286)       $ 41,064
                                   ========            =======     =======   =======     ========        ========
Capital investments                $ 54,389            $34,706     $ 3,012   $ 8,755     $  1,967        $102,829
                                   ========            =======     =======   =======     ========        ========
Total assets                       $300,043            $90,077     $65,679   $84,198     $ 18,710        $558,707
                                   ========            =======     =======   =======     ========        ========

                                                                         1997
                                                                    (in thousands)
                                   ---------------------------------------------------------------------------------
                                                    Industrial/
                                     Office            Flex       Apartment   Retail    Corporate
                                   Buildings        Properties    Buildings   Centers   and Other     Consolidated
                                   ---------        -----------   ---------   -------   ---------     ------------
Real estate rental revenue         $ 35,972           $ 9,877     $18,040   $15,540     $     --        $ 79,429
Real estate expenses                 12,579             2,051       7,145     3,684           --          25,459
                                   --------           -------     -------   -------     --------        --------
Operating income                     23,393             7,826      10,895    11,856           --          53,970
Depreciation and amortization         5,404             1,585       2,091     1,831           --          10,911
                                   --------           -------     -------   -------     --------        --------
Income from real estate              17,989             6,241       8,804    10,025           --          43,059
Other income                             --                --          --        --        1,011           1,011
Interest expense                         --                --          --      (667)      (9,014)         (9,691)
General and administrative               --                --          --        --       (4,243)         (4,243)
                                   --------           -------     -------   -------     --------        --------
Net income                         $ 17,989           $ 6,241     $ 8,804   $ 9,348     $(12,246)       $ 30,136
                                   ========           =======     =======   =======     ========        ========
Capital investments                $106,264           $22,919     $19,885   $ 3,649     $     --        $152,717
                                   ========           =======     =======   =======     ========        ========
Total assets                       $253,233           $60,290     $65,087   $77,233     $ 12,728        $468,571
                                   ========           =======     =======   =======     ========        ========

14. Subsequent Event (Unaudited):

Subsequent to December 31, 1999, WRIT closed on the sale of Prince William Plaza. On February 29, 2000, WRIT sold this property for $2.8 million resulting in a gain of $1.5 million. WRIT intends to use these proceeds to purchase other real estate assets.

                                                                    Schedule III

           WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                   Initial Cost/(b)/                 Net
                                                               ------------------------          Improvements
                                                                             Building            (Retirements)
                                                                               and                   since
        Properties                      Location               Land        Improvements           Acquisition
        ----------                      --------               ----        ------------          -------------
Office Buildings
10400 Connecticut Avenue             Maryland              $    222,000    $  1,691,000         $  3,541,000
1901 Pennsylvania Avenue             Washington, D.C.           892,000       3,481,000            6,005,000
51 Monroe Street                     Maryland                   840,000      10,869,000            9,966,000
7700 Leesburg Pike                   Virginia                 3,669,000       4,000,000            6,037,000
515 King Street                      Virginia                 4,102,000       3,931,000            1,173,000
The Lexington Building               Maryland                 1,180,000       1,263,000              668,000
The Saratoga Building                Maryland                 1,464,000       1,554,000            1,042,000
Brandywine Center                    Maryland                   718,000         735,000              500,000
Tycon Plaza II                       Virginia                 3,262,000       7,243,000            2,091,000
Tycon Plaza III                      Virginia                 3,255,000       7,794,000            2,026,000
6110 Executive Boulevard             Maryland                 4,621,000      11,895,000            3,196,000
1220 19th Street                     Washington, D.C.         7,802,000      11,366,000              574,000
Maryland Trade Center I              Maryland                 3,330,000      12,747,000            2,499,000
Maryland Trade Center II             Maryland                 2,826,000       9,487,000            1,090,000
1600 Wilson Boulevard                Virginia                 6,661,000      16,740,000              878,000
7900 Westpark Drive                  Virginia                12,049,000      70,416,000            2,035,000
8230 Boone Boulevard                 Virginia                 1,417,000       6,760,000              158,000
Woodburn Medical Park I/(a)/         Virginia                 2,563,000      12,530,000              316,000
Woodburn Medical Park II/(a)/        Virginia                 2,632,000      17,612,000              247,000
800 Jefferson Plaza                  Maryland                 2,296,000      12,188,000              185,000
1700 Research Blvd.                  Maryland                 1,847,000      11,105,000               86,000
Parklawn Plaza                       Maryland                   714,000       4,049,000               14,000
                                                           ------------    ------------         ------------
                                                             68,362,000     239,456,000           44,327,000
                                                           ------------    ------------         ------------
Retail Centers
Concord Centre                       Virginia                   413,000         850,000            2,905,000
Bradlee                              Virginia                 4,152,000       5,428,000            6,836,000
Clairmont                            Maryland                   155,000         892,000            1,016,000
Chevy Chase Metro Plaza              Washington, D.C.         1,549,000       4,304,000            3,010,000
Prince William Plaza/(g)/            Virginia                   181,000         820,000            1,040,000
Takoma Park                          Maryland                   415,000       1,085,000                1,000
Westminster                          Maryland                   553,000       1,889,000            1,818,000
Wheaton Park                         Maryland                   796,000         857,000            3,219,000
Montgomery Village Center            Maryland                11,624,000       9,105,000              959,000
Shoppes of Foxchase                  Virginia                 5,838,000       2,980,000            1,324,000
Frederick County Square/(a)/         Maryland                 6,561,000       6,830,000            1,312,000
South Washington St.                 Virginia                 2,624,000       3,546,000              117,000
                                                           ------------    ------------         ------------
                                                             34,861,000      38,586,000           23,557,000
                                                           ------------    ------------         ------------
                                            Gross Amounts at which carried at
                                                    December 31, 1999                Accumulated
                                          -------------------------------------      Depreciation
                                                      Buildings                          at
                                                         and                         December 31,
       Properties                         Land       Improvements     Total/(d)/        1999
       ----------                        ------      ------------     ----------     ------------
Office Buildings
10400 Connecticut Avenue             $    222,000   $  5,232,000   $  5,454,000     $ 2,008,000
1901 Pennsylvania Avenue                  892,000      9,486,000     10,378,000       4,487,000
51 Monroe Street                          840,000     20,835,000     21,675,000       8,071,000
7700 Leesburg Pike                      3,669,000     10,037,000     13,706,000       1,652,000
515 King Street                         4,102,000      5,104,000      9,206,000         822,000
The Lexington Building                  1,180,000      1,931,000      3,111,000         290,000
The Saratoga Building                   1,464,000      2,596,000      4,060,000         468,000
Brandywine Center                         718,000      1,235,000      1,953,000         185,000
Tycon Plaza II                          3,262,000      9,334,000     12,596,000       1,312,000
Tycon Plaza III                         3,255,000      9,820,000     13,075,000       1,334,000
6110 Executive Boulevard                4,621,000     15,091,000     19,712,000       2,582,000
1220 19th Street                        7,802,000     11,940,000     19,742,000       1,741,000
Maryland Trade Center I                 3,330,000     15,246,000     18,576,000       1,957,000
Maryland Trade Center II                2,826,000     10,577,000     13,403,000       1,289,000
1600 Wilson Boulevard                   6,661,000     17,618,000     24,279,000       1,341,000
7900 Westpark Drive                    12,049,000     72,451,000     84,500,000       4,673,000
8230 Boone Boulevard                    1,417,000      6,918,000      8,335,000         296,000
Woodburn Medical Park I/(a)/            2,563,000     12,846,000     15,409,000         476,000
Woodburn Medical Park II/(a)/           2,632,000     17,859,000     20,491,000         684,000
800 Jefferson Plaza                     2,296,000     12,373,000     14,669,000         256,000
1700 Research Blvd.                     1,847,000     11,191,000     13,038,000         233,000
Parklawn Plaza                            714,000      4,063,000      4,777,000          17,000
                                     ------------   ------------   ------------    ------------
                                       68,362,000    283,783,000    352,145,000      36,174,000
                                     ------------   ------------   ------------    ------------
Retail Centers
Concord Centre                            413,000      3,755,000      4,168,000       1,393,000
Bradlee                                 4,152,000     12,264,000     16,416,000       3,788,000
Clairmont                                 155,000      1,908,000      2,063,000         939,000
Chevy Chase Metro Plaza                 1,549,000      7,314,000      8,863,000       1,947,000
Prince William Plaza/(g)/                 181,000      1,860,000      2,041,000       1,151,000
Takoma Park                               415,000      1,086,000      1,501,000         814,000
Westminster                               553,000      3,707,000      4,260,000       2,243,000
Wheaton Park                              796,000      4,076,000      4,872,000         918,000
Montgomery Village Center              11,624,000     10,064,000     21,688,000       1,398,000
Shoppes of Foxchase                     5,838,000      4,304,000     10,142,000         548,000
Frederick County Square/(a)/            6,561,000      8,142,000     14,703,000       1,228,000
South Washington St.                    2,624,000      3,663,000      6,287,000         184,000
                                     ------------   ------------   ------------    ------------
                                       34,861,000     62,143,000     97,004,000      16,551,000
                                     ------------   ------------   ------------    ------------
                                        Year of               Date of             Net Rentable               Depreciation
       Properties                    Construction           Acquisition         Square Feet/(f)/     Units     Life/(e)/
       ----------                    ------------           -----------         ----------------     -----   ------------
Office Buildings
10400 Connecticut Avenue                1965        August                1979       65,000                   31 Years
1901 Pennsylvania Avenue                1960        May                   1977       97,000                   28 Years
51 Monroe Street                        1975        August                1979      210,000                   41 Years
7700 Leesburg Pike                      1976        October               1990      145,000                   50 Years
515 King Street                         1966        July                  1992       78,000                   50 Years
The Lexington Building                  1970        November              1993       47,000                   50 Years
The Saratoga Building                   1977        November              1993       59,000                   50 Years
Brandywine Center                       1969        November              1993       35,000                   50 Years
Tycon Plaza II                          1981        June                  1994      131,000                   50 Years
Tycon Plaza III                         1978        June                  1994      152,000                   50 Years
6110 Executive Boulevard                1971        January               1995      199,000                   30 Years
1220 19th Street                        1976        November              1995      104,000                   30 Years
Maryland Trade Center I                 1981        May                   1996      191,000                   30 Years
Maryland Trade Center II                1984        May                   1996      159,000                   30 Years
1600 Wilson Boulevard                   1973        October               1997      167,000                   30 Years
7900 Westpark Drive                1972/1986/1999   November              1997      527,000                   30 Years
8230 Boone Boulevard                    1981        September             1998       58,000                   30 Years
Woodburn Medical Park I/(a)/            1984        November              1998       71,000                   30 Years
Woodburn Medical Park II/(a)/           1988        November              1998       96,000                   30 Years
800 Jefferson Plaza                     1985        May                   1999      115,000                   30 Years
1700 Research Blvd.                     1982        May                   1999      103,000                   30 Years
Parklawn Plaza                          1986        November              1999       40,000                   30 Years
                                                                                  ---------
                                                                                  2,849,000
                                                                                  ---------
Retail Centers
Concord Centre                          1960        December              1973       76,000                   33 Years
Bradlee                                 1955        December              1984      168,000                   40 Years
Clairmont                               1965        December              1976       40,000                   39 Years
Chevy Chase Metro Plaza                 1975        September             1985       51,000                   50 Years
Prince William Plaza/(g)/               1967        August                1968       55,000                   50 Years
Takoma Park                             1962        July                  1963       59,000                   50 Years
Westminster                             1969        September             1972      165,000                   37 Years
Wheaton Park                            1967        September             1977       71,000                   49 Years
Montgomery Village Center               1969        December              1992      196,000                   50 Years
Shoppes of Foxchase                     1960        June                  1994      128,000                   50 Years
Frederick County Square/(a)/            1973        August                1995      233,000                   30 Years
South Washington St.                    1959        June                  1998       45,000                   30 Years
                                                                                  ---------
                                                                                  1,287,000
                                                                                  ---------

                                                                 Initial Cost/(b)/                   Net
                                                           -----------------------------         Improvements
                                                                              Building           (Retirements)
                                                                                and                 since
       Properties                       Location               Land         Improvements         Acquisition
       ----------                       --------               ----         ------------         -------------
Apartment Buildings
Country Club Towers/(a)/             Virginia              $    299,000    $  2,561,000         $  2,735,000
Munson Hill Towers/(a)/              Virginia               (c)      --       3,337,000            4,420,000
Park Adams/(a)/                      Virginia                   287,000       1,654,000            3,731,000
Roosevelt Towers/(a)/                Virginia                   336,000       1,996,000            2,005,000
3801 Connecticut Avenue              Washington, D.C.           420,000       2,678,000            4,585,000
The Ashby at McLean/(a)/             Virginia                 4,356,000      17,125,000            2,603,000
Walker House Apartments              Virginia                 2,851,000       7,946,000              828,000
Bethesda Hill                        Maryland                 3,900,000      13,338,000            2,029,000
Avondale/(a)/                        Maryland                 3,460,000       9,244,000              401,000
                                                           ------------    ------------         ------------
                                                             15,909,000      59,879,000           23,337,000
                                                           ------------    ------------         ------------
Industrial Distribution /Flex
 Property
Pepsi-Cola                           Maryland                   760,000       1,792,000            1,560,000
Capitol Freeway Center               Washington, D.C.           300,000       1,205,000            2,637,000
Fullerton                            Virginia                   950,000       3,317,000              944,000
Charleston Business Center           Maryland                 2,045,000       2,091,000              251,000
Tech 100 Industrial Park             Maryland                 2,086,000       4,744,000              365,000
Crossroads Distribution Center       Maryland                   894,000       1,945,000              160,000
The Alban Business Center            Virginia                   878,000       3,298,000              377,000
The Earhart Building                 Virginia                   916,000       4,128,000              260,000
Ammendale Technology Park I          Maryland                 1,335,000       6,492,000              821,000
Ammendale Technology Park II         Maryland                   862,000       5,016,000              270,000
Pickett Industrial Park              Virginia                 3,300,000       4,899,000              686,000
Northern VA Industrial Park          Virginia                 4,971,000      26,461,000            1,780,000
8900 Telegraph Road                  Virginia                   372,000       1,538,000               55,000
Dulles South IV                      Virginia                   913,000       5,996,000               70,000
Sully Square                         Virginia                 1,052,000       6,506,000               80,000
Amvax                                Virginia                   246,000       1,972,000                   --
                                                           ------------    ------------         ------------
                                                             21,880,000      81,400,000           10,316,000
                                                           ------------    ------------         ------------
          Totals                                           $141,012,000    $419,321,000         $101,537,000
                                                           ============    ============         ============
                                           Gross Amounts at which carried at
                                                   December 31, 1999                Accumulated
                                         --------------------------------------     Depreciation
                                                       Buildings                         at
                                                         and                         December 31,
       Properties                        Land        Improvements    Total/(d)/         1999
       ----------                        ----        ------------    ----------      ------------
Apartment Buildings
Country Club Towers/(a)/             $    299,000   $  5,296,000   $  5,595,000     $ 3,188,000
Munson Hill Towers/(a)/                        --      7,757,000      7,757,000       4,397,000
Park Adams/(a)/                           287,000      5,385,000      5,672,000       2,542,000
Roosevelt Towers/(a)/                     336,000      4,001,000      4,337,000       2,325,000
3801 Connecticut Avenue                   420,000      7,263,000      7,683,000       4,201,000
The Ashby at McLean/(a)/                4,356,000     19,728,000     24,084,000       2,115,000
Walker House Apartments                 2,851,000      8,774,000     11,625,000       1,050,000
Bethesda Hill                           3,900,000     15,367,000     19,267,000       1,006,000
Avondale/(a)/                           3,460,000      9,645,000     13,105,000         110,000
                                     ------------   ------------   ------------     -----------
                                       15,909,000     83,216,000     99,125,000      20,934,000
                                     ------------   ------------   ------------     -----------
Industrial Distribution /Flex
 Property
Pepsi-Cola                                760,000      3,352,000      4,112,000         814,000
Capitol Freeway Center                    300,000      3,842,000      4,142,000       1,969,000
Fullerton                                 950,000      4,261,000      5,211,000       1,282,000
Charleston Business Center              2,045,000      2,342,000      4,387,000         331,000
Tech 100 Industrial Park                2,086,000      5,109,000      7,195,000         834,000
Crossroads Distribution Center            894,000      2,105,000      2,999,000         289,000
The Alban Business Center                 878,000      3,675,000      4,553,000         448,000
The Earhart Building                      916,000      4,388,000      5,304,000         459,000
Ammendale Technology Park I             1,335,000      7,313,000      8,648,000         713,000
Ammendale Technology Park II              862,000      5,286,000      6,148,000         517,000
Pickett Industrial Park                 3,300,000      5,585,000      8,885,000         375,000
Northern VA Industrial Park             4,971,000     28,241,000     33,212,000       1,436,000
8900 Telegraph Road                       372,000      1,593,000      1,965,000          83,000
Dulles South IV                           913,000      6,066,000      6,979,000         192,000
Sully Square                            1,052,000      6,586,000      7,638,000         154,000
Amvax                                     246,000      1,972,000      2,218,000          19,000
                                     ------------   ------------   ------------     -----------
                                       21,880,000     91,716,000    113,596,000       9,915,000
                                     ------------   ------------   ------------     -----------
          Totals                     $141,012,000   $520,858,000   $661,870,000     $83,574,000
                                     ============   ============   ============     ===========
                                   Year of             Date of              Net Rentable               Depreciation
       Properties                Construction        Acquisition          Square Feet/(f)/     Units    Life/(c)/
       ----------                ------------        -----------          ----------------     -----    ---------
Apartment Buildings
Country Club Towers/(a)/             1965     July                  1969      276,000            227    35 Years
Munson Hill Towers/(a)/              1963     January               1970      340,000            279    33 Years
Park Adams/(a)/                      1959     January               1969      210,000            200    35 Years
Roosevelt Towers/(a)/                1964     May                   1965      229,000            191    40 Years
3801 Connecticut Avenue              1951     January               1963      242,000            307    30 Years
The Ashby at McLean/(a)/             1982     August                1996      349,000            250    30 Years
Walker House Apartments              1971     March                 1996      148,000            196    30 Years
Bethesda Hill                        1986     November              1997      226,000            195    30 Years
Avondale/(a)/                        1987     September             1999      162,000            237    40 Years
                                                                            ---------          -----
                                                                            2,182,000          2,082
                                                                            ---------          -----
Industrial Distribution /Flex
 Property
Pepsi-Cola                           1971     October               1987       69,000                   40 Years
Capitol Freeway Center               1940     July                  1974      145,000                   25 Years
Fullerton                            1980     September             1985      103,000                   50 Years
Charleston Business Center           1973     November              1993       85,000                   50 Years
Tech 100 Industrial Park             1990     May                   1995      167,000                   30 Years
Crossroads Distribution Center       1987     December              1995       85,000                   30 Years
The Alban Business Center            1981     October               1996       87,000                   30 Years
The Earhart Building                 1987     December              1996       92,000                   30 Years
Ammendale Technology Park I          1985     February              1997      167,000                   30 Years
Ammendale Technology Park II         1986     February              1997      108,000                   30 Years
Pickett Industrial Park              1973     October               1997      246,000                   30 Years
Northern VA Industrial Park       1968/1991   May                   1998      790,000                   30 Years
8900 Telegraph Road                  1985     September             1998       32,000                   30 Years
Dulles South IV                      1988     January               1988       83,000                   30 Years
Sully Square                         1966     April                 1999       95,000                   30 Years
Amvax                                1966     September             1999       31,000                   30 Years
                                                                            ---------          -----
                                                                            2,385,000             --
                                                                            ---------          -----
          Totals                                                            8,703,000          2,082
                                                                            =========          =====

Notes:
/(a)/ At December 31, 1998, WRIT was obligated under the following mortgage encumbrances: $13,700,000 on the Ashby, $8,679,000 on Avondale, $7,755,000
      on Country Club Towers, $7,178,000 on Frederick County Square, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $9,056,000 on Woodburn Medical Park I and $12,136,000 on Woodburn Medical Park II.
/(b)/ The purchase of real estate investments has been divided between land and buildings and improvements on the basis of management determination of the relative values.
/(c)/ The site of Munson Hill Towers is rented under a ground lease requiring annual payments of $22,600 until the expiration of the lease in 2060. /(d)/ At December 31, 1999, total land, buildings and improvements are carried at 667,000,000 for federal income tax purposes.
/(e)/ The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.
/(f)/ Residential properties are presented in gross square feet.
/(g)/ Property was sold subsequent to December 31, 1999.

                                                                   Schedule III
                                                                   (Continued)


            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1999, 1998, and 1997:

                                                                                 Years Ended December 31
                                                                              1999        1998        1997
                                                                             ------      ------      -----
Real Estate Assets
  Balance, beginning of period                                              $598,874    $504,315    $352,579
  Additions - property acquisitions                                           56,837      82,210     138,802
            - improvements                                                    23,491      18,652      13,915
  Deductions - write-off of fully depreciated assets                              --          --        (981)
  Deductions - property sales                                                 17,332      (6,303)         --
                                                                            --------    --------    --------
  Balance, end of period                                                    $661,870    $598,874    $504,315
                                                                            ========    ========    ========
Accumulated Depreciation
  Balance, beginning of period                                              $ 68,301    $ 56,015    $ 46,639
  Additions - depreciation                                                    18,654      14,566      10,357
  Deductions - write-off of fully depreciated assets                              --          --        (981)
  Deductions - property sales                                                 (3,381)     (2,280)         --
                                                                            --------    --------    --------
  Balance, end of period                                                    $ 83,574    $ 68,301    $ 56,015
                                                                            ========    ========    ========

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION:
                    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Quarter
                                                                  -------------------------------------
                                                                   First    Second     Third    Fourth
                                                                  -------  --------   -------  --------
1999:
  Real estate rental revenue                                      $27,654   $28,864   $29,566   $32,891
  Net income                                                       16,358     8,765     8,826    10,352
  Net income per share*/1/                                          $0.46     $0.25     $0.25     $0.29
1998:
  Real estate rental revenue                                      $24,501   $25,413   $26,243   $27,440
  Net income                                                       14,499     8,351     8,277     9,937
  Net income per share*                                             $0.41     $0.23     $0.23     $0.28
1997:
  Real estate rental revenue                                      $18,498   $19,104   $19,436   $22,391
  Net income                                                        7,028     7,140     7,664     8,304
  Net income per share                                              $0.22     $0.22     $0.23     $0.23

* Includes gain on the sale of real estate of $.22 per share in the fourth quarter of 1999 and $.16 and $.02 per share in the first and fourth quarters of 1998, respectively.

/1/ Net income per share does not sum to the total net income per share for the year-ended December 31, 1999 due to rounding differences.