Form 10-Q
period 2000-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2000-05-15
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED MARCH 31, 2000        COMMISSION FILE NO. 1-6622
                         ----------------                          ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                            53-0261100
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification Number)

            6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND    20852
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  35,733,793

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


                                     Part I

                             FINANCIAL INFORMATION
                             ---------------------

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 1999 included in the Trust's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                    Part I
                        Item I.  Financial  Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except per share amounts)

                                                                    (Unaudited)
                                                                     March 31,                           December 31,
                                                                       2000                                  1999
                                                                ------------------                    ------------------
Assets
  Real estate at cost                                                     $665,286                              $661,870
  Accumulated depreciation                                                 (87,635)                              (83,574)
                                                                ------------------                    ------------------
          Total investment in real estate                                  577,651                               578,296

  Cash and temporary investments                                             5,914                                 4,716
  Rents and other receivables, net of allowance for doubtful
      accounts of $974 and $799, respectively                                5,226                                 6,572
  Prepaid expenses and other assets                                         18,527                                18,896
                                                                ------------------                    ------------------

                                                                          $607,318                              $608,480
                                                                ==================                    ==================
Liabilities
  Accounts payable and other liabilities                                  $  8,834                              $ 11,421
  Tenant security deposits                                                   5,310                                 5,006
  Advance rents                                                              1,995                                 3,304
  Mortgage notes payable                                                    86,851                                87,038
  Lines of credit payable                                                   35,000                                33,000
  Notes payable                                                            210,000                               210,000
                                                                ------------------                    ------------------

                                                                           347,990                               349,769
                                                                ------------------                    ------------------

Minority interest                                                            1,525                                 1,522
                                                                ------------------                    ------------------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,733 and 35,721 shares issued
   and outstanding at March 31, 2000 and December 31,
   1999, respectively                                                          357                                   357
  Additional paid-in capital                                               257,446                               256,832
                                                                ------------------                    ------------------

                                                                           257,803                               257,189
                                                                ------------------                    ------------------

                                                                          $607,318                              $608,480
                                                                ==================                    ==================

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended March 31,
                                                                         2000                        1999
                                                                    ---------------              --------------
Real estate rental revenue                                                  $31,935                     $27,654
Real estate expenses                                                         (9,372)                     (8,423)
                                                                    ---------------              --------------
Operating income                                                             22,563                      19,231
Depreciation and amortization                                                (5,430)                     (4,451)
                                                                    ---------------              --------------
Income from real estate                                                      17,133                      14,780

Other income                                                                    149                         204
Interest expense                                                             (6,090)                     (5,220)
General and administrative                                                   (1,780)                     (1,315)
                                                                    ---------------              --------------

Income before gain on sale of real estate                                     9,412                       8,449
                                                                    ---------------              --------------

Gain on sale of real estate                                                   1,498                       7,909
                                                                    ---------------              --------------

Net Income                                                                  $10,910                     $16,358
                                                                    ===============              ==============
Per share information based on the
     weighted average number
     of shares outstanding

Shares--Basic                                                                35,734                      35,708

Shares--Diluted                                                              35,763                      35,727

Net income per share--Basic                                                 $  0.31                     $  0.46
                                                                    ===============              ==============

Net income per share--Diluted                                               $  0.31                     $  0.46
                                                                    ===============              ==============

Dividends paid                                                              $0.2925                     $  0.28
                                                                    ===============              ==============

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)
                                (In Thousands)

                                                                                      Additional               Shareholders'
                                      Shares                  Par Value            Paid  in  Capital               Equity
                                 ------------------       -----------------      ---------------------       --------------------
Balance, December 31, 1999               35,721                    $357                  $256,832                  $257,189
Net income                                                                                 10,910                    10,910
Dividends                                                                                 (10,452)                  (10,452)
Share Grants                                 13                       -                       156                       156
                                 ------------------       -----------------      ---------------------       --------------------

Balance, March 31, 2000                  35,734                    $357                  $257,446                  $257,803
                                 ==================       =================      =====================       ====================

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                       (Unaudited)
                                                                                Three Months Ended March 31,
                                                                             2000                         1999
                                                                       ----------------             ----------------
Cash Flow From Operating Activities
  Net income                                                                   $ 10,910                      $16,358
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Gain on sale of real estate                                                (1,498)                      (7,909)
      Depreciation and amortization                                               5,430                        4,451
      Changes in prepaid and other assets                                           467                        1,312
      Changes in other liabilities                                               (3,589)                      (4,728)
                                                                       ----------------             ----------------

    Net cash provided by operating activities                                    11,720                        9,484
                                                                       ----------------             ----------------
Cash Flow From Investing Activities
  Capital improvements to real estate                                            (3,016)                      (5,358)
  Non-real estate capital improvements                                             (122)                         (39)
  Real estate acquisitions                                                       (1,358)                      (6,909)
  Cash received for sale of real estate                                           2,456                       22,033
                                                                       ----------------             ----------------

    Net cash (used) provided by investing activities                             (2,040)                       9,727
                                                                       ----------------             ----------------
Cash Flow From Financing Activities
  Dividends paid                                                                (10,452)                      (9,999)
  Borrowings -  Lines of credit                                                   2,000                       10,000
  Principal payments -  Mortgage note payable                                      (187)                        (134)
  Share options exercised                                                           157                          100
                                                                       ----------------             ----------------

    Net cash used in financing activities                                        (8,482)                         (33)
                                                                       ----------------             ----------------

Net (decrease) increase in cash and temporary investments                         1,198                       19,178
Cash and temporary investments at beginning of period                             4,716                        4,595
                                                                       ----------------             ----------------

Cash and temporary investments at end of period                                $  5,914                      $23,773
                                                                       ================             ================
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the first three months for interest                           $  9,694                      $ 8,512
                                                                       ================             ================

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


NOTE 1: NATURE OF BUSINESS
--------------------------

Washington Real Estate Investment Trust ("WRIT") is a self-administered, self managed qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the greater Washington - Baltimore Region.

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

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although WRIT currently has no derivative instruments, this statement could affect derivative instruments acquired by WRIT in future periods.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from its residential and commercial leases when earned in accordance with SFAS No. 13.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is generally assessed through comparison of amortized value to fair value. No such losses have been recorded during 2000 or 1999.

Cash and Temporary Investments

Cash and temporary investments include cash equivalents with original maturities of 90 days or less. At March 31, 2000 and March 31, 1999, cash and temporary investments includes $2.5 million and $22 million, respectively, of escrowed cash from property sales to be reinvested on a tax-free basis in real property. The cash escrowed from property sales is voluntarily escrowed by the Company and can be accessed without restriction at any time.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                      March 31, 2000
                                                      (In Thousands)
                                                      --------------
Office buildings                                          $354,576
Industrial distribution centers                            114,511
Apartment buildings                                         99,633
Shopping centers                                            96,566
                                                          --------
                                                          $665,286
                                                          ========

As of March 31, WRIT acquired the following property during 2000:

  Acquisition Date                 Property                    Property        Rentable Square Feet    Acquisition Cost
                                     Name                        Type                                   (in thousands)
------------------------------------------------------------------------------------------------------------------------
February 29, 2000      833 South Washington Street              Retail                 6,000               $1,350

On February 29, 2000, WRIT sold Prince William Plaza Shopping Center for $2.8 million in cash resulting in a gain of approximately $1.5 million. WRIT anticipates that this sale will be the first step of a tax-deferred exchange whereby the sales proceeds will be reinvested on a tax-free basis in another real estate property.

NOTE 4:  MORTGAGE NOTES PAYABLE
-------------------------------

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for its acquisition of Avondale Apartments. The mortgage bears interest at 7.875 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by the Ashby Apartments,

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers. The mortgage bears interest at a fixed 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. The funds were used to repay advances received on the Unsecured Lines of Credit Payable.

Annual maturities of principal as of March 31, 2000 are as follows:

                                                   (In Thousands)
2000                                                   $   583
2001                                                       833
2002                                                       902
2003                                                     7,376
2004                                                       820
Thereafter                                              76,337
                                                       -------
Total                                                  $86,851
                                                       =======

NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------

As of March 31, 2000, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million. As of March 31, 2000, $35 million was outstanding under the credit commitments leaving $40 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the three months ended March 31, 2000 bore interest at rates ranging from
6.64 percent to 7.57 percent per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow and non-financial covenants which WRIT has met as of March 31, 2000.

NOTE 6: NOTES PAYABLE
---------------------

On August 13, 1996 WRIT sold $50 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to pay down its lines of credit and to finance acquisitions and capital improvements to its properties.

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

These notes contain certain financial and non-financial covenants which WRIT has met as of March 31, 2000.

NOTE 7: SEGMENT INFORMATION
---------------------------

WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 52 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 14 percent of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 20 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 14 percent of real estate rental revenue and are typically grocery store or drug store anchored centers and retail outlets for a variety of stores.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000

                                                                   (in thousands)
                                                                   --------------
                                                          Three Months Ended March 31, 1999
                                                          ---------------------------------
                                   Office          Industrial       Apartment          Shopping       Corporate
                                  Buildings         Centers         Buildings           Centers       and Other       Consolidated
                              ----------------------------------------------------------------------------------------------------
Real estate rental revenue         $ 16,695         $  4,315         $ 6,400            $ 4,525        $     -          $ 31,935
Real estate expenses                  4,977            1,022           2,340              1,033              -             9,372
                              ----------------------------------------------------------------------------------------------------
Operating income                     11,718            3,293           4,060              3,492              -            22,563
Depreciation and amortization         3,082              915             849                584              -             5,430
                              ----------------------------------------------------------------------------------------------------
Income from real estate               8,636            2,378           3,211              2,908              -            17,133
Other income                              -                -               -                  -            149               149
Interest expense                       (343)               -          (1,084)              (161)        (4,502)           (6,090)
General and administrative                -                -               -                  -         (1,780)           (1,780)
                              ----------------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate               $  8,293         $  2,378         $ 2,127            $ 2,747        $(6,133)         $  9,412
                              ====================================================================================================

Capital investments                $  2,438         $    893         $   559            $   259        $   134          $  4,283
                              ====================================================================================================

Total assets                       $320,024         $105,254         $79,237            $83,925        $18,878          $607,318
                              ====================================================================================================

                                                                   (in thousands)
                                                                   --------------
                                                          Three Months Ended March 31, 1999
                                                          ---------------------------------
                                   Office          Industrial       Apartment          Shopping       Corporate
                                  Buildings         Centers         Buildings           Centers       and Other       Consolidated
                              ----------------------------------------------------------------------------------------------------
Real estate rental revenue         $ 14,002         $ 3,829          $ 5,397           $ 4,426          $     -        $ 27,654
Real estate expenses                  4,492             870            2,045             1,016                -           8,423
                              ----------------------------------------------------------------------------------------------------
Operating income                      9,510           2,959            3,352             3,410                -          19,231
Depreciation and amortization         2,520             745              652               534                -           4,451
                              ----------------------------------------------------------------------------------------------------
Income from real estate               6,990           2,214            2,700             2,876                -          14,780
Other income                              -               -                -                 -              204             204
Interest expense                       (414)              -                -              (164)          (4,642)         (5,220)
General and administrative                -               -                -                 -           (1,315)         (1,315)
                              ----------------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate               $  6,576         $ 2,214          $ 2,700           $ 2,712          $(5,753)       $  8,449
                              ====================================================================================================

Capital investments                $  9,796         $   802          $   637           $ 1,032          $    39        $ 12,306
                              ====================================================================================================

Total assets                       $287,596         $95,545          $65,571           $84,610          $36,981        $570,303
                              ====================================================================================================

NOTE 8:  SUBSEQUENT EVENT
-------------------------

On May 5, 2000, WRIT purchased Wayne Avenue Plaza for a purchase price of $7.7 million. A portion of the funds used to purchase the 91,000 square foot office property were provided by the proceeds discussed in Note 3 and an additional $5 million advance on the unsecured lines of credit discussed in
Note 5.

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


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended March 31,
-----------------------------------------------------------------------------
2000 Compared to the Three Months Ended March 31, 1999
------------------------------------------------------

Total revenues for the first quarter of 2000 increased 15.5% ($4.3 million) to $31.9 million from $27.7 million in the first quarter of 1999. Operating income increased 17.3% ($3.3 million) to $22.6 million from $19.2 million in the first quarter of 1999.

For the first quarter of 2000, WRIT's office buildings had increases of 19.2% in revenues and 23.2% in operating income, over the first quarter of 1999. These increases were primarily due to the acquisitions of 600 Jefferson Plaza and 1700 Research Boulevard in May 1999, the acquisition of Parklawn Plaza in November 1999 and increased core portfolio operating income offset in part by the sale of 444 N. Frederick and Arlington Financial Center in February 1999. Comparing those office buildings owned by WRIT for the entire first quarter of 1999 and 2000, revenue and operating income increased 10.2% and 11.3% respectively. These increases in revenues and operating income were primarily due to increases in rental rates and tenant pass through expense recoveries across the sector, offset by a slight decrease in occupancy from 98.3% to 97.3%.

For the first quarter of 2000, WRIT's industrial distribution center revenues and operating income increased 12.7% and 11.3%, respectively, over the first quarter of 1999. These increases were primarily due to the acquisitions of Dulles South IV in January 1999, Sully Square in April 1999 and North American Vaccine in September 1999, offset in part by the sale of Department of Commerce and V Street Distribution Center in February 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire first quarters of 1999 and 2000, revenue and operating income increased by 5.6% and 6.1% respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy.

For the first quarter of 2000, WRIT's apartment revenues and operating income increased 18.6% and 21.1%, respectively, over the first quarter of 1999. These increases were primarily due to the acquisition of Avondale Apartments in September 1999 and increased rental and occupancy rates in WRIT's core portfolio. Comparing those apartment buildings owned by WRIT for the entire first quarters of 1999 and 2000, revenue and operating income increased

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


by 8.3% and 13.7%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Occupancy rates increased from 95.4% in first quarter 1999 to 97.7% in first quarter 2000.

For the first quarter of 2000, WRIT's shopping center revenues and operating income increased 2.2% and 2.4%, respectively, over the first quarter of 1999. These increases were primarily due to increased core portfolio revenues and operating income, offset by the February 2000 sale of Prince William Plaza. Comparing those shopping centers owned by WRIT for the entire first quarters of 1999 and 2000, revenue and operating income increased by 1.6% and 1.9%, respectively. These increases were primarily due to increased rental and occupancy rates.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended March 31,
--------------------------------------------------------------------------------
2000 Compared to the Three Months Ended March 31, 1999
------------------------------------------------------

Real estate expenses increased $0.9 million or 11.3% to $9.4 million as compared to $8.4 million for the first quarter of 1999. This increase is primarily due to expenses relating to $63.1 million of properties acquired in 1999 and 2000 partially offset by the impact of the $25.9 million of properties sold in 1999 and 2000 and a 0.4% increase in core portfolio operating expense.

Depreciation and amortization expense increased $1.0 million or 22.0% to $5.4 million as compared to $4.5 million for the first quarter of 1999. This is primarily due to 1999 and year to date 2000 acquisitions of $61.8 million and $1.3 million, respectively, and 1999 and year to date 2000 capital and tenant improvement expenditures which totaled $17.7 million and $4.3 million, respectively. The amount was partially offset by 1999 and year to date 2000 dispositions of $23.1 million and $2.8 million, respectively.

Total interest expense was $6.1 million for the first quarter of 2000 as compared to $5.2 million for the first quarter of 1999. This increase is primarily attributable to a $50.0 million mortgage note payable executed in September 1999 and secured by the Ashby Apartments, Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers. The increase is also due to the assumption of an $8.7 million mortgage in September 1999. For the first quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.6 million. For the first quarter of 1999, notes payable interest expense was $3.9 million, mortgage interest expense was $0.6 million and lines of credit interest expense was $0.7 million.

General and administrative expenses increased $0.5 million to $1.8 million as compared to $1.3 million for the first quarter of 1999. The change is primarily attributable to increased salaries, incentive compensation and professional fees. For the first quarter of 2000, general and administrative expenses as a percentage of revenue were 5.6% as compared to 4.8% for the first quarter of 1999.

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

WRIT anticipates that over the near term, recent and future interest rate increases will not have a material effect on earnings. WRIT's long-term fixed rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 5 for further discussion). Only $35 million from unsecured lines of credit payable of the $331.9 million total debt outstanding at March 31, 2000 was at a floating rate. WRIT estimates that a 200 basis point increase in interest rates would result in less than a 1.5% reduction in earnings.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31, 2000, WRIT had $35 million outstanding under its lines of credit. WRIT acquired seven properties in 1999 and one property in 2000 (as of March 31) for total acquisition costs of $61.8 million and $1.3 million, respectively. The 1999 acquisitions were financed through line of credit advances, the use of the proceeds from the property sales in February 1999 and the assumption of a mortgage payable of $8.7 million.

On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable of which the proceeds were used to pay down WRIT's unsecured lines of credit. The mortgage is secured by five of WRIT's Virginia residential properties.

Cash flow from operating activities totaled $11.7 million for the first three months of 2000, as a result of net income before gain on sale of real estate of $9.4 million, depreciation and amortization of $5.4 million, decreases in other assets of $0.5 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $3.6 million. The majority of the increase in cash flow from operating activities was primarily due to a larger property portfolio, increased rental rates and increased occupancies.

Net cash used in investing activities for the first three months of 2000 was $2.0 million, including real estate acquisitions of $1.4 million and capital improvements to real estate of $3.0 million offset by cash received from sale of real estate properties of $2.5 million.

Net cash used in financing activities for the first three months of 2000 was $8.5 million, including line of credit borrowings of $2.0 million, principal repayments on the mortgage notes payable of $0.2 million and $10.5 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

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

WRIT's interest rate risk has not changed significantly from its risk as disclosed in its 1999 Form 10-K.


YEAR 2000
---------

WRIT's Year 2000 Project completion resulted in no interruption or failure of normal business activities or operations. No material failures or significant interruptions were experienced that materially or adversely affected WRIT's operations, liquidity or financial condition. The total costs incurred to become Year 2000 compliant were not material to WRIT's financial position in first quarter 2000 or first quarter 1999. Any future cost associated with Year 2000 compliancy is not expected to be material to WRIT's financial position.

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

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

             (27) Financial Data Schedule

             (b) Reports on Form 8-K


        1. February 22, 2000--Report pursuant to Item 5 on the release of the Trust's December 31, 1999 earnings information.

        2. April 25, 2000--Report pursuant to Item 5 on the release of the Trust's March 31, 2000 earnings information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WASHINGTON REAL ESTATE INVESTMENT TRUST


                                  /s/ Larry E. Finger
                                  ______________________________________
                                  Larry E. Finger,
                                  Senior Vice President
                                  and Chief Financial Officer



                                  /s/ Laura M. Franklin
                                  _______________________________________
                                  Laura M. Franklin,
                                  Vice President,
                                  Chief Accounting Officer and
                                  Corporate Secretary


Date: May 12, 2000