Form 10-K/A
period 1999-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2000-08-11
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                  FORM 10-K/A

                                Amendment No.1

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

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                                                    Year Ended December 31,
                                                   ---------------------------------------------------------
                                                         1999                1998                1997
                                                   -----------------   -----------------   -----------------
           Earnings to fixed charges                     2.61x               3.01x               4.08x
           Debt service coverage                         3.42x               3.84x               5.08x

Debt service coverage is computed by dividing income before gain on sale of real estate, interest income, interest expense, depreciation and amortization by the sum of interest expense plus mortgage principal amortization.

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

         (f) Share Grant Plan.***

         (g) Share Option Plan for Trustees.***

     12. Computation of Ratios of Earnings to fixed charges and Preferred Dividends

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