Form 10-Q
period 2000-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2000-08-11
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED JUNE 30, 2000        COMMISSION FILE NO. 1-6622
                         -------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


                   MARYLAND                            53-0261100
       -------------------------------          ----------------------
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)           Identification Number)


              6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND       20852
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

                              YES    X            NO
                                  -------            -----

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                     INDEX

                                                                                                    Page
                                                                                                    ----
Part I:  Financial Information
         ---------------------
          Item l.  Financial Statements
                   Consolidated Balance Sheets                                                         3
                   Consolidated Statements of Income                                                   4
                   Consolidated Statement of Changes in Shareholders' Equity                           5
                   Consolidated Statements of Cash Flows                                               6
                   Notes to Financial Statements                                                       7

          Item 2.  Management's Discussion and Analysis                                               14


Part II: Other Information
         -----------------

          Item l.  Legal Proceedings                                                                  19

          Item 2.  Changes in Securities                                                              19

          Item 3.  Defaults upon Senior Securities                                                    19

          Item 4.  Submission of Matters to a Vote of Security Holders                                19

          Item 5.  Other Information                                                                  19

          Item 6.  Exhibits and Reports on Form 8-K                                                   19

          Signatures                                                                                  21

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

                                    Part I
                         Item I. Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except per share amounts)

                                                                         (Unaudited)
                                                                           June 30,                     December 31,
                                                                             2000                           1999
                                                                        -------------                   ------------
Assets
  Real estate at cost                                                      $676,724                        $661,870
  Accumulated depreciation                                                  (92,941)                        (83,574)
                                                                        -------------                   ------------
          Total investment in real estate                                   583,783                         578,296

  Cash and temporary investments                                              8,983                           4,716
  Rents and other receivables, net of allowance for doubtful
      accounts of $1,555 and $863, respectively                               6,700                           6,572
  Prepaid expenses and other assets                                          17,342                          18,896
                                                                        -------------                   ------------
                                                                           $616,808                        $608,480
                                                                        =============                   ============
Liabilities
  Accounts payable and other liabilities                                    $14,051                         $11,421
  Tenant security deposits                                                    5,477                           5,006
  Advance rents                                                               2,455                           3,304
  Mortgage notes payable                                                     86,660                          87,038
  Lines of credit payable                                                    40,000                          33,000
  Notes payable                                                             210,000                         210,000
                                                                        -------------                   ------------
                                                                            358,643                         349,769
                                                                        -------------                   ------------
Minority interest                                                             1,540                           1,522
                                                                        -------------                   ------------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,734 and 35,721 shares issued
   and outstanding at June 30, 2000 and December 31,
   1999, respectively                                                           357                             357
  Additional paid-in capital                                                256,268                         256,832
                                                                        -------------                   ------------
                                                                            256,625                         257,189
                                                                        -------------                   ------------
                                                                           $616,808                        $608,480
                                                                        =============                   ============

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                                      2000                    1999                   2000                   1999
                                                    ---------              ---------               ---------             ---------

Real estate rental revenue                           $33,350                $28,864                 $65,285               $56,518
Real estate expenses                                  (9,633)                (8,595)                (19,005)              (17,100)
                                                    ---------              ---------               ---------             ---------
Operating income                                      23,717                 20,269                  46,280                39,418
Depreciation and amortization                         (5,624)                (4,644)                (11,054)               (9,095)
                                                    ---------              ---------               ---------             ---------
Income from real estate                               18,093                 15,625                  35,226                30,323

Other income                                             242                    232                     391                   437
Interest expense                                      (6,311)                (5,386)                (12,401)              (10,607)
General and administrative                            (2,061)                (1,706)                 (3,842)               (2,939)
                                                    ---------              ---------               ---------             ---------

Income before gain on sale of real estate              9,963                  8,765                  19,374                17,214
                                                    ---------              ---------               ---------             ---------

Gain on sale of real estate                                -                      -                   1,498                 7,909
                                                    ---------              ---------               ---------             ---------

Net Income                                            $9,963                 $8,765                 $20,872               $25,123
                                                    =========              =========               =========             =========

Per share information based on the
     weighted average number
     of shares outstanding

     Shares-- Basic                                   35,734                 35,710                  35,734                35,709


     Shares-- Diluted                                 35,810                 35,732                  35,810                35,730



     Net income per share-- Basic                      $0.28                  $0.25                   $0.58                 $0.70
                                                    =========              =========               =========             =========



     Net income per share-- Diluted                    $0.28                  $0.25                   $0.58                 $0.70
                                                    =========              =========               =========             =========

     Dividends paid                                  $0.3125                $0.2925                 $0.6050               $0.5725
                                                    =========              =========               =========             =========


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                (In Thousands)
                                  (Unaudited)

                                                                                  Additional                    Shareholders'
                                      Shares            Par Value               Paid in Capital                    Equity
                                      ------            ---------               ---------------                 -------------
Balance, December 31, 1999            35,721                 $357                    $256,832                     $257,189
Net income                                                                             20,872                       20,872
Dividends                                                                             (21,619)                     (21,619)
Share Grants                              13                    -                         183                          183
                                      ------              -------                    --------                     --------
Balance, June 30, 2000                35,734                 $357                    $256,268                     $256,625
                                      ======              =======                    ========                     ========

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                        (Unaudited)
                                                                                 Six Months Ended June 30,
                                                                              2000                        1999
                                                                           ----------                    --------
Cash Flow From Operating Activities
  Net income                                                                 $20,872                     $25,123
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Gain on sale of real estate                                             (1,498)                     (7,909)
      Depreciation and amortization                                           11,054                       9,095
      Changes in other assets                                                  1,027                         933
      Changes in other liabilities                                             2,269                         596
                                                                           ----------                    --------

    Net cash provided by operating activities                                 33,724                      27,838
                                                                           ----------                    --------

Cash Flow From Investing Activities
  Capital improvements to real estate                                         (7,757)                     (8,524)
  Non-real estate capital improvements                                          (150)                       (129)
  Real estate acquisitions                                                    (9,193)                    (41,879)
  Cash received from sale of real estate                                       2,457                      22,033
                                                                           ----------                    --------

    Net cash used in investing activities                                    (14,643)                    (28,499)
                                                                           ----------                    --------
Cash Flow From Financing Activities
  Dividends paid                                                             (21,619)                    (20,444)
  Borrowings -  Lines of credit                                                7,000                      22,000
  Repayments -  Lines of credit                                                    -                           -
  Principal payments -  Mortgage note payable                                   (378)                       (270)
  Share options exercised                                                        183                         100
                                                                           ----------                    --------

    Net cash (used) provided by financing activities                         (14,814)                      1,386
                                                                           ----------                    --------

Net increase in cash and temporary investments                                 4,267                         725
Cash and cash equivalents at beginning of year                                 4,716                       4,595
                                                                           ----------                    --------

Cash and cash equivalents at end of period                                    $8,983                      $5,320
                                                                           ==========                    ========

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the first six months for interest                           $11,981                     $10,068
                                                                           ==========                    ========


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. Although WRIT currently has no derivative instruments, this statement could affect derivative instruments acquired by WRIT in future periods.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from its residential and commercial leases when earned in accordance with SFAS No. 13. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT's historical experience and a review of the current status of its receivables.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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


NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                   June 30, 2000
                                                   (in thousands)
                                                  ---------------
Office buildings                                      $363,777
Industrial distribution centers                        115,404
Apartment buildings                                    100,686
Shopping centers                                        96,857
                                                      --------
                                                      $676,724
                                                      ========

WRIT acquired the following properties during 2000:

  Acquisition Date                Property                Property       Rentable Square Feet      Acquisition Cost
                                    Name                    Type                                    (in thousands)
--------------------------------------------------------------------------------------------------------------------
February 29, 2000     833 South Washington Street          Retail                       6,000                 $1,350
May 5, 2000           962 Wayne Plaza                      Office                      91,000                 $7,700


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

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by the Ashby Apartments, Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers. The mortgage bears interest at a fixed 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. The funds were used to repay advances on its lines of credit.

Annual maturities of principal as of June 30, 2000 are as follows:

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                             (in thousands)
2000                             $   391
2001                                 833
2002                                 902
2003                               7,376
2004                                 820
Thereafter                        76,337
                                --------
Total                            $86,660
                                ========


NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------

As of June 30, 2000, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million, with $40 million outstanding under the credit commitments leaving $35 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the three months ended June 30, 2000 bore interest at rates ranging from 6.64 percent to 7.81 percent per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50 million credit commitment but is subject to a yield maintenance obligation on the $25 million credit commitment.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow as well as non-financial covenants, all of which WRIT has met as of June 30, 2000.


NOTE 6: NOTES PAYABLE
---------------------

On August 13, 1996 WRIT sold $50 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on its lines of credit and to finance acquisitions and capital improvements to its properties.

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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of June 30, 2000.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000



NOTE 7: SEGMENT INFORMATION
---------------------------

WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Apartment Buildings and Shopping Centers. Office Buildings represent 52 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 15 percent of real estate rental revenue and are used for warehousing and distribution. Apartment Buildings represent 19 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 14 percent of real estate rental revenue and are typically grocery store or drug store anchored centers and retail outlets for a variety of stores.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                                              (in thousands)
                                                              --------------
                                                     Three Months Ended June 30, 2000
                                                     --------------------------------

                                Office             Industrial        Apartment         Shopping      Corporate
                                Buildings          Centers           Buildings         Centers       and Other   Consolidated
                               ----------------------------------------------------------------------------------------------
Real estate rental revenue     $ 17,399           $  4,899            $ 6,462           $ 4,590        $     -       $ 33,350
Real estate expenses             (5,296)              (956)            (2,375)           (1,006)             -         (9,633)
                               ----------------------------------------------------------------------------------------------
Operating income                 12,103              3,943              4,087             3,584              -         23,717
Depreciation and amortization    (3,192)              (959)              (855)             (618)             -         (5,624)
                               ----------------------------------------------------------------------------------------------
Income from real estate           8,911              2,984              3,232             2,966              -         18,093
Other income                          -                  -                  -                 -            242            242
Interest expense                   (409)                 -             (1,083)             (160)        (4,659)        (6,311)
General and administrative            -                  -                  -                 -         (2,061)        (2,061)
                               ----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate           $  8,502           $  2,984            $ 2,149           $ 2,806        $(6,478)      $  9,963
                               ==============================================================================================

Capital investments            $  9,177           $    925            $ 1,043           $   288        $    50       $ 11,483
                               ==============================================================================================

Total assets                   $327,102           $105,703            $79,023           $83,233        $21,747       $616,808
                               ==============================================================================================

                                                              (in thousands)
                                                              --------------
                                                     Three Months Ended June 30, 1999
                                                     --------------------------------

                                  Office           Industrial         Apartment         Shopping        Corporate
                                Buildings           Centers           Buildings         Centers         and Other    Consolidated
                               -------------------------------------------------------------------------------------------------
Real estate rental revenue        $ 14,845         $  3,914            $ 5,489           $ 4,616           $     -       $ 28,864
Real estate expenses                (4,578)            (865)            (2,079)           (1,073)                -         (8,595)
                                 ------------------------------------------------------------------------------------------------
Operating income                    10,267            3,049              3,410             3,543                 -         20,269
Depreciation and amortization       (2,606)            (814)              (664)             (560)                -         (4,644)
                                 ------------------------------------------------------------------------------------------------
Income from real estate              7,661            2,235              2,746             2,983                 -         15,625
Other income                             -                -                  -                 -               232            232
Interest expense                      (413)               -                  -              (164)           (4,809)        (5,386)
General and administrative               -                -                  -                 -            (1,706)        (1,706)
                                 ------------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate              $  7,248         $  2,235            $ 2,746           $ 2,819           $(6,283)      $  8,765
                                 ================================================================================================

Capital investments               $ 29,286         $  8,113            $   621           $   116           $    90       $ 38,226
                                 ================================================================================================

Total assets                      $314,150         $102,772            $65,538           $84,217           $19,134       $585,811
                                 ================================================================================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                                              (in thousands)
                                                              --------------
                                                     Six Months Ended June 30, 2000
                                                     ------------------------------

                                  Office         Industrial         Apartment         Shopping        Corporate
                                Buildings         Centers           Buildings         Centers         and Other      Consolidated
                               -------------------------------------------------------------------------------------------------
Real estate rental revenue      $ 34,094          $ 9,214            $12,863           $ 9,114          $      -         $ 65,285
Real estate expenses             (10,256)          (1,972)            (4,708)           (2,068)                -          (19,005)
                                -------------------------------------------------------------------------------------------------
Operating income                  23,838            7,242              8,155             7,046                 -           46,280
Depreciation and amortization     (6,262)          (1,869)            (1,700)           (1,223)                -          (11,054)
                                -------------------------------------------------------------------------------------------------
Income from real estate           17,576            5,373              6,455             5,823                 -           35,226
Other income                           -                -                  -                 -               391              391
Interest expense                    (752)               -             (2,166)             (321)           (9,162)         (12,401)
General and administrative             -                -                  -                 -            (3,842)          (3,842)
                                -------------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate            $ 16,824          $ 5,373            $ 4,289           $ 5,502          $(12,613)        $ 19,374
                                =================================================================================================

Capital investments             $ 11,616          $ 1,818            $ 1,602           $ 1,905          $    184         $ 17,125
                                =================================================================================================

                                                              (in thousands)
                                                              --------------
                                                     Six Months Ended June 30, 1999
                                                     ------------------------------

                                  Office        Industrial         Apartment         Shopping        Corporate
                                Buildings        Centers           Buildings         Centers         and Other       Consolidated
                               -------------------------------------------------------------------------------------------------
Real estate rental revenue      $28,847           $ 7,742            $10,887           $ 9,042          $      -        $ 56,518
Real estate expenses             (9,095)           (1,759)            (4,153)           (2,093)                -         (17,100)
                                ------------------------------------------------------------------------------------------------
Operating income                 19,752             5,983              6,734             6,949                 -          39,418
Depreciation and amortization    (5,123)           (1,560)            (1,317)           (1,095)                -          (9,095)
                                ------------------------------------------------------------------------------------------------
Income from real estate          14,629             4,423              5,417             5,854                 -          30,323
Other income                          -                 -                  -                 -               437             437
Interest expense                   (827)                -                  -              (328)           (9,452)        (10,607)
General and administrative            -                 -                  -                 -            (2,939)         (2,939)
                                ------------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate            $13,802           $ 4,423            $ 5,417           $ 5,526          $(11,954)       $ 17,214
                                ================================================================================================

Capital investments             $32,171           $15,825            $ 1,259           $ 1,148          $    129        $ 50,532
                                ================================================================================================

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include general economic conditions, capital market conditions, local real estate conditions, the performance of properties that WRIT has acquired or may acquire and other risks, detailed from time to time in WRIT's past and future SEC reports.


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended June 30,
----------------------------------------------------------------------------
2000 Compared to the Three Months Ended June 30, 1999
-----------------------------------------------------

Total revenues for the second quarter of 2000 increased 15.5% ($4.5 million) to $33.4 million from $28.9 million in the second quarter of 1999. Operating income increased 17.0% ($3.4 million) to $23.7 million from $20.3 million in the second quarter of 1999.

For the second quarter of 2000, WRIT's office buildings had increases of 17.2% in revenues and 17.9% in operating income, over the second quarter of 1999. These increases were primarily due to the acquisitions of 600 Jefferson Plaza and 1700 Research Boulevard in May 1999, the acquisition of Parklawn Plaza in November 1999, the acquisition of Wayne Plaza in May 2000 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire second quarter of 1999 and 2000, revenue and operating income increased 5.0% and 7.3%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates, antenna rents and tenant pass through expense recoveries across the sector, offset by a slight decrease in occupancy from 98.2% to 97.1%.

For the second quarter of 2000, WRIT's industrial distribution center revenues and operating income increased 25.2% and 29.3%, respectively, over the second quarter of 1999. These increases were primarily due to the acquisitions of Sully Square in April 1999, and Amvax in September 1999, and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire second quarter of 1999 and 2000, revenue and operating income increased by 6.5% and 7.0%, respectively. These increases in revenues and operating income were primarily due to increased rental rates
and occupancy.   Occupancy rates improved to 96.3% in the second quarter of 2000 from 94.3% in the second quarter of 1999.

For the second quarter of 2000, WRIT's apartment revenues and operating income increased 17.7% and 19.9%, respectively, over the second quarter of 1999. These increases were primarily due to the acquisition of Avondale Apartments in September 1999 and increased rental and occupancy rates in WRIT's core portfolio. Comparing those apartment buildings owned by WRIT for the entire second quarter of 1999 and 2000, revenue and operating income increased by 7.2% and 10.3%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Occupancy rates increased from 95.9% in the second quarter of 1999 to 97.6% in the second quarter of 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For the second quarter of 2000, WRIT's shopping center revenues decreased 0.6% and operating income increased 1.2%, respectively, over the second quarter of 1999. Revenue decreased due to the sale of Prince William Plaza in February 2000. Operating income increased primarily due to increased core portfolio revenues and operating income, offset by the February 2000 sale of Prince William Plaza. Comparing those shopping centers owned by WRIT for the entire second quarter of 1999 and 2000, revenue and operating income increased by 0.3% and 4.8%, respectively. These increases were primarily due to increased rental rates offset by a decline in occupancy rates.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Six Months Ended June 30, 2000
-------------------------------------------------------------------------------
Compared to the Six Months Ended June 30, 1999
----------------------------------------------

Total revenues for the first six months of 2000 increased 15.5% ($8.8 million) to $65.3 million from $56.5 million for the first six months of 1999. Operating income increased 17.4% ($6.9 million) to $46.3 million for the first six months of 2000 from $39.4 million for the first six months of 1999.

For the first six months of 2000, WRIT's office buildings had increases of 18.2% in revenues and 20.7% in operating income, over the first six months of 1999. These increases were primarily due to the acquisitions of 600 Jefferson Plaza and 1700 Research Boulevard in May 1999, Parklawn Plaza in November 1999 and Wayne Plaza in May 2000 and increased core portfolio operating income.
Comparing those office buildings owned by WRIT for the entire first six months of 1999 and 2000, revenue and operating income increased 9.9% and 12.5%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates, antenna rents and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $1.2 million (12.8%) in real estate expenses in the first six months of 2000.

For the first six months of 2000, WRIT's industrial distribution center revenues and operating income increased 19.0% and 21.0%, respectively, over the first six months of 1999. This was primarily due to the acquisitions of Sully Square in April 1999 and Amvax in September 1999 and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire first six months of 1999 and 2000, revenue and operating income increased by 12.4% and 13.2%, respectively. These increases in revenues and operating income were primarily due to increased rental rates, occupancy levels and tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.2 million (12.1%) in real estate expenses in the first six months of 2000.

For the first six months of 2000, WRIT's apartment revenues and operating income increased 18.2% and 21.1%, respectively, over the first six months of 1999. These increases were primarily due to the acquisition of Avondale Apartments in September 1999 and increased rental and occupancy rates. Comparing those residential properties owned by WRIT for the entire first six months of 1999 and 2000, revenue and operating income increased by 7.8% and 14.1%, respectively. Operating income was partially offset by an increase of $0.6 million (13.4%) in real estate expenses in the first six months of 2000.

For the first six months of 2000, WRIT's shopping center revenues increased
0.8% and operating income increased 1.4%, respectively, over the first six months of 1999. The slight revenue increase was due to the sale of Prince William Plaza in February 2000, while the increase in operating income primarily resulted from increased core portfolio revenues. Comparing those shopping centers owned by WRIT for the entire first six months of 1999 and 2000, revenue and operating income increased by 1.8% and 2.9%, respectively. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries. Operating income also increased due to a $0.1 million decrease (2.8%) in real estate expenses in the first six months of 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended June 30,
-------------------------------------------------------------------------------
2000 Compared to the Three Months Ended June 30, 1999
-----------------------------------------------------

Real estate expenses increased $1.0 million or 12.1% to $9.6 million for the second quarter of 2000 as compared to $8.6 million for the second quarter of 1999. This increase was primarily due to expenses relating to $70.9 million of properties acquired in 1999 and 2000 partially offset by the impact of the $25.9 million of properties sold in 1999 and 2000, higher tax rates and a 3.3% increase in core portfolio operating expense.

Depreciation and amortization expense increased $1.0 million or 22.0% to $5.6 million for the second quarter of 2000 as compared to $4.6 million for the second quarter of 1999. This was primarily due to 1999 and year to date 2000 acquisitions of $61.8 million and $9.1 million, respectively, and 1999 and year to date 2000 capital and tenant improvement expenditures which totaled $17.7 million and $7.9 million, respectively. The amount was partially offset by 1999 and year to date 2000 dispositions of $23.1 million and $2.8 million, respectively.

Total interest expense was $6.3 million for the second quarter of 2000 as compared to $5.4 million for the second quarter of 1999. This increase was primarily attributable to a $50.0 million mortgage note payable executed in September 1999 and secured by the Ashby Apartments, Country Club Towers, Munson
Hill Towers, Park Adams and Roosevelt Towers.   The increase was also due to the
assumption of an $8.7 million mortgage in September 1999. For the second quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.7 million. For the second quarter of 1999, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.9 million and mortgage interest expense was $0.6 million.

General and administrative expenses increased $0.4 million to $2.1 million for the second quarter of 2000 as compared to $1.7 million for the second quarter of 1999. The change was primarily attributable to increased salaries, incentive compensation and professional fees. For the second quarter of 2000, general and administrative expenses as a percentage of revenue were 6.2% as compared to 5.9% for the second quarter of 1999.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended June 30,
-----------------------------------------------------------------------------
2000 Compared to the Six Months Ended June 30, 1999
---------------------------------------------------

Real estate expenses increased $1.9 million or 10.9% to $19.0 million for the first six months of 2000 as compared to $17.1 million for the first six months of 1999. This increase was primarily due to expenses relating to properties acquired in 1999 and 2000 as well as increased core portfolio utilities, repairs and maintenance, operating services and common area maintenance expenses in 2000 as compared to 1999. This increase was also due to more severe weather conditions in the first quarter of 2000 partially offset by the impact of the properties sold in 1999 and 2000.

Depreciation and amortization expense increased $2.0 million or 21.5% to $11.1 million for the first six months of 2000 as compared to $9.1 million for the first six months of 1999. This was primarily due to 1999 and year to date 2000 acquisitions of $61.8 million and $9.1 million, respectively, and 1999 and year to date 2000 capital and tenant improvement expenditures which totaled $17.7 million and $7.9 million, respectively.

Total interest expense was $12.4 million for the first six months of 2000 as compared to $10.6 million for the

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


second quarter of 1999. This increase was primarily attributable to a $50.0 million mortgage note payable executed in September 1999 and secured by the Ashby Apartments, Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers. The increase was also due to the assumption of an $8.7 million mortgage in September 1999 and higher interest rates on the average balance outstanding on the lines of credit payable. For the first six months of 2000, notes payable interest expense was $7.9 million, mortgage interest expense was $3.2 million and lines of credit interest expense was $1.3 million. For the first six months of 1999, notes payable interest expense was $7.9 million, lines of credit interest expense was $1.6 million and mortgage interest expense was $1.1 million.

General and administrative expenses increased $0.9 million to $3.8 million for the first six months of 2000 as compared to $2.9 million for the first six months of 1999. The change was primarily attributable to increased salaries, incentive compensation and professional fees. For the first six months of 2000, general and administrative expenses as a percentage of revenue were 5.9% as compared to 5.2% for the first six months of 1999.

Gain on sale of real estate for the six months ended June 30, 2000 was $1.5 million, resulting from the sale of Prince William Plaza. Gain on sale of real estate for the six months ended June 30, 1999 was $7.9 million, resulting from the sale of 444 N. Frederick Road, Arlington Financial Center, Department of Commerce and V Street Distribution Center.


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

WRIT anticipates that over the near term, recent and future interest rate increases will not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February
2028 (see Note 5 for further discussion).   Only $40 million (all from unsecured
lines of credit payable) of the $336.7 million total debt outstanding at June 30, 2000 was at a floating rate. WRIT estimates that a 200 basis point increase in interest rates would result in less than a 1.5% reduction in earnings.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of June 30, 2000, WRIT had $40 million outstanding under its lines of credit. WRIT acquired seven properties in 1999 and two properties in 2000 (as of June 30) for total acquisition costs of $61.8 million and $9.1 million, respectively. The 1999 acquisitions were financed through line of credit advances, the use of the proceeds from the property sales in February 1999 and the assumption of a mortgage payable of $8.7 million. The 2000 acquisitions were financed through proceeds from the sale of Prince William Plaza in February 2000 and line of credit advances.

On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable of which the proceeds were used to pay down WRIT's unsecured lines of credit. The mortgage is secured by five of WRIT's Virginia residential

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


properties.

Cash flow from operating activities totaled $33.7 million for the first six months of 2000, as a result of net income before gain on sale of real estate of $19.3 million, depreciation and amortization of $11.1 million, decreases in other assets of $1.0 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $2.3 million. The majority of the increase in cash flow from operating activities was primarily due to a larger property portfolio, increased rental rates and increased occupancies.

Net cash used in investing activities for the first six months of 2000 was $14.6 million, including real estate acquisitions of $9.2 million and capital improvements to real estate of $7.8 million offset by cash received from sale of real estate properties of $2.5 million.

Net cash used in financing activities for the first six months of 2000 was $14.8 million, including line of credit borrowings of $7.0 million, principal repayments on the mortgage notes payable of $0.4 million and $21.6 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                     Six months ended            Year ended
                                       June 30, 2000         December 31, 1999
                                     ----------------        -----------------

Earnings to fixed charges                 2.56x                     2.61x
Debt service coverage                     3.35x                     3.42x

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


YEAR 2000
---------

WRIT's Year 2000 Project completion resulted in no interruption or failure of normal business activities or operations. No material failures or significant interruptions were experienced that materially or adversely affected WRIT's operations, liquidity or financial condition. The total costs incurred to become Year 2000 compliant were not material to WRIT's financial position in second quarter 2000 or second quarter 1999. Any future cost associated with Year 2000 compliance is not expected to be material to WRIT's financial position.

                                    PART II

                               OTHER INFORMATION


     Item 1.      Legal Proceedings

                  None

     Item 2.      Changes in Securities

                  None

     Item 3.      Defaults Upon Senior Securities

                  None

     Item 4.      Submission of Matters to a Vote of Security Holders

     At WRIT's annual meeting of the shareholders on May 23, 2000, the following members were elected to the Board of Trustees for a period of three years:

                             Affirmative Votes           Negative Votes
                          -------------------------------------------------
Mr. John M. Derrick, Jr.         31,087,051 (98%)           582,953 (2%)
Mr. Charles T. Nason             31,084,326 (98%)           585,678 (2%)

     Mr. Derrick was re-elected as Trustee and Mr. Nason was elected as successor Trustee for Mr. Arthur A. Birney. Trustees whose term of office continued after the meeting were Ms. Susan J. Williams, Mr. Edmund B. Cronin, Jr., Mr. Clifford M. Kendall, Mr. John P. McDaniel and Mr. David M. Osnos.

     The shareholders approved an amendment to the WRIT Stock Option plan to increase the number of shares available for option grants with 27,700,462 votes in favor (representing 87% of voting shares), 3,347,960 votes opposed (representing 11% of voting shares) and 621,571 votes abstained (2% of voting shares).

     The shareholders did not approve a shareholder proposal regarding executive compensation. The proposal received 3,988,509 votes in favor (representing 18% of voting shares), 16,186,971 votes against (75% of voting shares) and 1,420,450 votes abstained (7% of voting shares).


     Item 5.      Other Information

                  None

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (10) Management contracts, plans and arrangements

                       (h) Dividend Equivalent Plan.

                       (i) Dividend Equivalent Right Agreement.

                  (12) Computation of Ratios

                  (27) Financial Data Schedule

                  (b) Reports on Form 8-K


1. April 25, 2000 - Report pursuant to Item 5 on the release of the Trust's March 31, 2000 earnings information.

2. July 25, 2000 - Report pursuant to Item 5 on the release of the Trust's June 30, 2000 earnings information.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WASHINGTON REAL ESTATE INVESTMENT TRUST


                                   /s/Larry E. Finger
                         ________________________________________________
                         Larry E. Finger,
                         Senior Vice President
                         and Chief Financial Officer



                                   /s/Laura M. Franklin
                         ________________________________________________
                         Laura M. Franklin,
                         Vice President,
                         Chief Accounting Officer and
                         Corporate Secretary



Date: August 11, 2000