Form 10-Q
period 2000-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2000-11-14
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR QUARTER ENDED SEPTEMBER 30, 2000        COMMISSION FILE NO. 1-6622
                       ------------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


          MARYLAND                                           53-0261100
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                 Number)

       6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND         20852
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

                               YES   X   NO  ___
                                    ---

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I:   Financial Information
          ---------------------

               Item l.   Financial Statements
                         Consolidated Balance Sheets                                                  3
                         Consolidated Statements of Income                                            4
                         Consolidated Statement of Changes in Shareholders' Equity                    5
                         Consolidated Statements of Cash Flows                                        6
                         Notes to Financial Statements                                                7

               Item 2.   Management's Discussion and Analysis                                        14


Part II:  Other Information
          -----------------

               Item l.   Legal Proceedings                                                           20

               Item 2.   Changes in Securities                                                       20

               Item 3.   Defaults upon Senior Securities                                             20

               Item 4.   Submission of Matters to a Vote of Security Holders                         20

               Item 5.   Other Information                                                           20

               Item 6.   Exhibits and Reports on Form 8-K                                            20

               Signatures                                                                            21

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

                                    Part I
                        Item I.  Financial  Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except per share amounts)

                                                                      (Unaudited)
                                                                     September 30,               December 31,
                                                                          2000                       1999
                                                                 ---------------------      ---------------------
Assets
  Real estate at cost                                                      $679,080                   $661,870
  Accumulated depreciation                                                  (97,178)                   (83,574)
                                                                 ---------------------      ---------------------
          Total investment in real estate                                   581,902                    578,296

  Cash and temporary investments                                              4,250                      4,716
  Rents and other receivables, net of allowance for
   doubtful accounts of $1,687 and $799, respectively                         7,478                      6,572
  Prepaid expenses and other assets                                          20,580                     18,896
                                                                 ---------------------      ---------------------
                                                                           $614,210                   $608,480
                                                                 =====================      =====================


Liabilities
  Accounts payable and other liabilities                                   $ 10,972                   $ 11,421
  Tenant security deposits                                                    5,537                      5,006
  Advance rents                                                               1,451                      3,304
  Mortgage notes payable                                                     86,465                     87,038
  Lines of credit payable                                                    40,000                     33,000
  Notes payable                                                             210,000                    210,000
                                                                 ---------------------      ---------------------

                                                                            354,425                    349,769
                                                                 ---------------------      ---------------------

Minority interest                                                             1,555                      1,522
                                                                 ---------------------      ---------------------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,734 and 35,721 shares issued
   and outstanding at September 30, 2000 and December 31,
   1999, respectively                                                           357                        357
  Additional paid-in capital                                                257,873                    256,832
                                                                 ---------------------      ---------------------

                                                                            258,230                    257,189
                                                                 ---------------------      ---------------------

                                                                           $614,210                   $608,480
                                                                 =====================      =====================

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                      2000                 1999                 2000                 1999
                                                  ------------         ------------         ------------         ------------
Real estate rental revenue                            $34,230              $29,566             $ 99,520             $ 86,084
Real estate expenses                                   (9,676)              (8,985)             (28,679)             (26,085)
                                                  ------------         ------------         ------------         ------------
Operating income                                       24,554               20,581               70,841               59,999
Depreciation and amortization                          (5,810)              (4,805)             (16,889)             (13,900)
                                                  ------------         ------------         ------------         ------------
Income from real estate                                18,744               15,776               53,952               46,099

Other income                                              288                   84                  679                  521
Interest expense                                       (6,394)              (5,463)             (18,796)             (16,070)
General and administrative                             (1,914)              (1,571)              (5,757)              (4,510)
                                                  ------------         ------------         ------------         ------------

Income before gain on sale of real estate              10,724                8,826               30,078               26,040
                                                  ------------         ------------         ------------         ------------

Gain on sale of real estate                             2,069                    -                3,567                7,909
                                                  ------------         ------------         ------------         ------------

Net Income                                            $12,793              $ 8,826             $ 33,645             $ 33,949
                                                  ============         ============         ============         ============

Per share information based on the
     weighted average number
     of shares outstanding

     Shares-- Basic                                    35,734               35,716               35,734               35,711

     Shares-- Diluted                                  35,932               35,721               35,829               35,728

     Net income per share-- Basic                     $  0.36              $  0.25             $   0.94             $   0.95
                                                  ============         ============         ============         ============

     Net income per share-- Diluted                   $  0.36              $  0.25             $   0.94             $   0.95
                                                  ============         ============         ============         ============

     Dividends paid                                   $0.3125              $0.2925             $ 0.9175             $ 0.8651
                                                  ============         ============         ============         ============

                See accompanying notes to financial statements

                   WASHINGTON REAL ESTATE INVESTMENT TRUST

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                (In Thousands)
                                  (Unaudited)

                                                                                       Additional             Shareholders'
                                        Shares                 Par Value            Paid  in  Capital             Equity
                                 --------------------    ---------------------    ---------------------    ---------------------
Balance, December 31, 1999                    35,721                    $357                 $256,832                  $257,189
Net income                                                                                     33,645                    33,645
Dividends                                                                                     (32,786)                  (32,786)
Share Grants                                      13                       -                      182                       182
                                 --------------------    ---------------------    ---------------------    ---------------------
Balance, September 30, 2000                   35,734                    $357                 $257,873                  $258,230
                                 ====================    =====================    =====================    =====================

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                               (Unaudited)
                                                                     Nine Months Ended September 30,
                                                                       2000                   1999
                                                                   -----------            -----------
Cash Flow From Operating Activities
 Net income                                                          $ 33,645               $ 33,949
 Adjustments to reconcile net income to net cash
  provided by operating activities
      Gain on sale of real estate                                      (3,567)                (7,909)
      Depreciation and amortization                                    16,703                 13,900
      Changes in other assets                                          (3,061)                (1,459)
      Changes in other liabilities                                     (1,740)                (3,333)
                                                                   -----------            -----------

  Net cash provided by operating activities                            41,980                 35,148
                                                                   -----------            -----------

Cash Flow From Investing Activities
 Capital improvements to real estate                                  (12,248)               (15,359)
 Non-real estate capital improvements                                    (251)                  (227)
 Real estate acquisitions                                              (9,503)               (48,434)
 Cash received from sale of real estate                                 5,732                 22,033
                                                                   -----------            -----------

  Net cash used in investing activities                               (16,270)               (41,987)
                                                                   -----------            -----------

Cash Flow From Financing Activities
 Dividends paid                                                       (32,786)               (30,892)
 Borrowings -  Lines of credit                                          7,000                 29,000
 Repayments -  Lines of credit                                              -                (44,000)
 Proceeds from Mortgage note payable                                        -                 50,000
 Principal payments -  Mortgage note payable                             (573)                  (424)
 Share options exercised                                                  183                    496
                                                                   -----------            -----------

  Net cash (used) provided by financing activities                    (26,176)                 4,180
                                                                   -----------            -----------

Net decrease in cash and temporary investments                           (466)                (2,659)
Cash and cash equivalents at beginning of year                          4,716                  4,595
                                                                   -----------            -----------

Cash and cash equivalents at end of period                           $  4,250               $  1,936
                                                                   ===========            ===========

Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid during the first nine months for interest                  $ 21,869               $ 18,968
                                                                   ===========            ===========

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------
On September 20, 1999, WRIT purchased Avondale Apartments for an acquisition cost of $13.0 million. WRIT assumed a mortgage in the amount of $8.7 million and paid the balance in cash. The $8.7 million of assumed mortgage is not included in the $48.4 million amount shown as real estate acquisitions.

                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.
133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. Although WRIT currently has no derivative instruments, this statement will affect derivative instruments acquired by WRIT in future periods.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from its residential and commercial leases when earned in accordance with SFAS No. 13. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT's historical experience and a review of the current status of its receivables

Deferred Financing Costs

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

Use of Estimates in the Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                   September 30, 2000
                                                      (in thousands)
                                                      --------------
       Office buildings                                   $365,173
       Industrial distribution centers                     117,002
       Multifamily                                         101,834
       Retail centers                                       95,071
                                                          --------
                                                          $679,080
                                                          ========

WRIT acquired the following properties during 2000:

  Acquisition Date                Property                   Property       Rentable Square Feet  Purchase Contract
                                    Name                       Type                                    Cost (in
                                                                                                      thousands)
--------------------------------------------------------------------------------------------------------------------
February 29, 2000     833 South Washington Street             Retail                    6,000              $1,350
                                                              Center
May 5, 2000           962 Wayne Plaza                         Office                   91,000              $7,700
August 9, 2000        Munson Hill Towers                   Multifamily                   n/a               $  310
                                                           Ground Lease

On February 29, 2000, WRIT sold Prince William Plaza Shopping Center for $2.8 million in cash resulting in a gain of approximately $1.5 million. WRIT anticipates that this sale will be the first step of a tax-deferred exchange whereby the sales proceeds will be reinvested on a tax-free basis in another real property.

On July 7, 2000, WRIT sold a 0.725 acre out-parcel previously associated with the 12.02 acre Westminster Shopping Center in Westminster, Maryland for $425,000, resulting in a gain of approximately $360,000. WRIT utilized $310,000 of the proceeds from this sale in a tax-deferred exchange on August 9, 2000, to purchase the land underlying the Munson Hill Apartments that was previously leased through a ground operating lease.

On August 22, 2000, WRIT sold the Clairmont Shopping Center in Salisbury, Maryland for $3.0 million, resulting in

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

a gain of approximately $1.6 million. Subsequent to the end of the quarter, WRIT utilized the proceeds from this sale in a tax-deferred exchange (see Note 8).


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

Annual maturities of principal as of September 30, 2000 are as follows:

                                                   (in thousands)

               2000                                   $    197
               2001                                        833
               2002                                        902
               2003                                      7,376
               2004                                        820
               Thereafter                               76,337
                                                      --------

               Total                                  $ 86,465
                                                      ========

NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------
As of September 30, 2000, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million, with $40 million outstanding under the credit commitments leaving $35 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. Amounts outstanding under the credit commitments during the three months ended September 30, 2000 bore interest at rates ranging from 6.64 percent to 7.81 percent per annum. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50 million credit commitment but is subject to a yield maintenance obligation on the $25 million credit commitment.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow as well as non-financial covenants, all of which WRIT has met as of September 30, 2000.

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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of September 30, 2000.

NOTE 7: SEGMENT INFORMATION
---------------------------
WRIT has four reportable segments: Office Buildings, Industrial Distribution Centers, Multifamily and Shopping Centers. Office Buildings represent 52 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Distribution Centers represent 15 percent of real estate rental revenue and are used for warehousing and distribution. Multifamily represent 20 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Shopping Centers represent the remaining 13 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

The accounting policies of each of the segments are the same as those described in Note 2. WRIT evaluates performance based upon operating income from the combined properties in each segment. WRIT's reportable segments are consolidations of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


                                                          (in thousands)
                                                          --------------
                                               Three Months Ended September 30, 2000
                                               -------------------------------------
                                        Office        Industrial                      Shopping         Corporate
                                       Buildings       Centers        Multifamily     Centers          and Other     Consolidated
                                  -----------------------------------------------------------------------------------------------
Real estate rental revenue              $ 18,075       $  5,129         $ 6,585        $ 4,441          $     -       $ 34,230
Real estate expenses                      (5,466)          (960)         (2,389)          (861)               -         (9,676)
                                  -----------------------------------------------------------------------------------------------
Operating income                          12,609          4,169           4,196          3,580                -         24,554
Depreciation and amortization             (3,345)          (976)           (892)          (597)               -         (5,810)
                                  -----------------------------------------------------------------------------------------------
Income from real estate                    9,264          3,193           3,304          2,983                -         18,744
Other income                                   -              -               -              -              288            288
Interest expense                            (407)             -          (1,082)          (160)          (4,754)        (6,394)
General and administrative                     -              -               -              -           (1,914)        (1,914)
                                  -----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                    $  8,857       $  3,193         $ 2,222        $ 2,823          $(6,371)      $ 10,724
                                  ===============================================================================================

Capital investments                     $  9,358       $  1,636         $ 1,149        $   472          $   118       $ 12,733
                                  ===============================================================================================
Total assets                            $326,825       $107,373         $80,266        $82,310          $17,436       $614,210
                                  ===============================================================================================


                                                              (in thousands)
                                                              --------------
                                                  Three Months Ended September 30, 1999
                                                  -------------------------------------
                                       Office         Industrial                             Shopping   Corporate
                                      Buildings        Centers           Multifamily         Centers    and Other    Consolidated
                                  -----------------------------------------------------------------------------------------------
Real estate rental revenue             $ 15,450        $  4,049            $ 5,736           $ 4,331     $     -       $ 29,566
Real estate expenses                     (4,991)           (816)            (2,234)             (944)          -         (8,985)
                                  -----------------------------------------------------------------------------------------------
Operating income                         10,459           3,233              3,502             3,387           -         20,581
Depreciation and amortization            (2,754)           (819)              (663)             (569)          -         (4,805)
                                  -----------------------------------------------------------------------------------------------
Income from real estate                   7,705           2,414              2,839             2,818           -         15,776
Other income                                  -               -                  -                 -          84             84
Interest expense                           (411)              -                (61)             (163)     (4,828)        (5,463)
General and administrative                    -               -                  -                 -      (1,571)        (1,571)
                                  -----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                   $  7,294        $  2,414            $ 2,778           $ 2,655     $(6,315)      $  8,826
                                  ===============================================================================================
Capital investments                    $  4,853        $  2,941            $13,926           $   389     $    81       $ 22,190
                                  ===============================================================================================
Total assets                           $316,511        $105,031            $80,155           $83,576     $16,949       $602,222
                                  ===============================================================================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


                                                          (in thousands)
                                                          --------------
                                               Nine Months Ended September 30, 2000
                                               ------------------------------------
                                         Office        Industrial                    Shopping       Corporate
                                        Buildings        Centers     Multifamily      Centers       and Other     Consolidated
                                  --------------------------------------------------------------------------------------------
Real estate rental revenue               $ 52,169        $14,343       $19,448        $13,560        $      -       $ 99,520
Real estate expenses                      (15,673)        (2,973)       (7,151)        (2,882)              -        (28,679)
                                  --------------------------------------------------------------------------------------------
Operating income                           36,496         11,370        12,297         10,678               -         70,841
Depreciation and amortization              (9,619)        (2,851)       (2,596)        (1,823)              -        (16,889)
                                  --------------------------------------------------------------------------------------------
Income from real estate                    26,877          8,519         9,701          8,855               -         53,952
Other income                                    -              -             -              -             679            679
Interest expense                           (1,159)             -        (3,248)          (480)        (13,909)       (18,796)
General and administrative                      -              -             -              -          (5,757)        (5,757)
                                  --------------------------------------------------------------------------------------------
Net income before gain on
sale of real estate                      $ 25,718        $ 8,519       $ 6,453        $ 8,375        $(18,987)      $ 30,078
                                  =============================================================================================

Capital investments                      $ 13,138        $ 3,454       $ 2,751        $ 2,378        $    281       $ 22,002
                                  ============================================================================================

                                                          (in thousands)
                                                          --------------
                                               Nine Months Ended September 30, 1999
                                               ------------------------------------
                                         Office       Industrial                     Shopping       Corporate
                                        Buildings       Centers       Multifamily    Centers        and Other    Consolidated
                                   --------------------------------------------------------------------------------------------
Real estate rental revenue               $ 44,297       $11,791        $16,622        $13,374        $      -      $ 86,084
Real estate expenses                      (14,099)       (2,584)        (6,373)        (3,029)              -       (26,085)
                                  --------------------------------------------------------------------------------------------
Operating income                           30,198         9,207         10,249         10,345               -        59,999
Depreciation and amortization              (7,878)       (2,379)        (1,980)        (1,663)              -       (13,900)
                                  --------------------------------------------------------------------------------------------
Income from real estate                    22,320         6,828          8,269          8,682               -        46,099
Other income                                    -             -              -              -             521           521
Interest expense                           (1,238)            -            (61)          (491)        (14,280)      (16,070)
General and administrative                      -             -              -              -          (4,510)       (4,510)
                                  --------------------------------------------------------------------------------------------
Net income before gain on
sale of real estate                      $ 21,082       $ 6,828        $ 8,208        $ 8,191        $(18,269)     $ 26,040
                                  ============================================================================================

Capital investments                      $ 37,024       $18,767        $ 6,465        $ 1,537        $    227      $ 64,020
                                  ============================================================================================

NOTE 8: SUBSEQUENT EVENT
------------------------

On October 10, 2000, WRIT purchased Courthouse Square for a purchase price of $17 million. A portion of the funds used to purchase the 113,000 square foot office/retail property were provided from a combination of a $14 million advance on WRIT's lines of credit and proceeds from the disposition of other WRIT property through a tax-deferred exchange.

On November 6, 2000, WRIT sold $55 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89% percent. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

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


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended September
-----------------------------------------------------------------------------
30, 2000 Compared to the Three Months Ended September 30, 1999
--------------------------------------------------------------

Total revenues for the third quarter of 2000 increased 15.8% ($4.7 million) to $34.2 million from $29.6 million in the third quarter of 1999. Operating income increased 19.3% ($4.0 million) to $24.6 million from $20.6 million in the third quarter of 1999.

For the third quarter of 2000, WRIT's office buildings had increases of 17.0% in revenues and 20.6% in operating income, over the third quarter of 1999. These increases were primarily due to the acquisition of Parklawn Plaza in November 1999, the acquisition of Wayne Plaza in May 2000 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire third quarters of 1999 and 2000, revenue and operating income increased 13.1% and 14.8%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates, antenna rents and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $0.5 million (9.5%) in real estate expenses during third quarter 2000. Occupancy levels were relatively unchanged, increasing slightly to 96.7% in third quarter 2000 from 96.5% in third quarter 1999.

For the third quarter of 2000, WRIT's industrial distribution center revenues and operating income increased 26.7% and 29.0%, respectively, over the third quarter of 1999. These increases were primarily due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire third quarter of 1999 and 2000, revenue and operating income increased by 14.3% and 14.2%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Occupancy rates improved to 96.3% in the third quarter of 2000 from 94.5% in the third quarter of 1999. Operating income was partially offset by a $0.1 million (17.6%) increase in real estate expenses during third quarter 2000.

For the third quarter of 2000, WRIT's apartment revenues and operating income increased 14.8% and 19.8%, respectively, over the third quarter of 1999. These increases were primarily due to the acquisition of Avondale Apartments in September 1999 and increased rental and occupancy rates in WRIT's core portfolio. Comparing those apartment buildings owned by WRIT for the entire third quarter of 1999 and 2000, revenue and operating income increased by 8.0% and 11.6%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Occupancy rates increased increased from 97.4% in the third quarter of 1999 to 97.7% in the third quarter of 2000. Operating income was partially offset by a $0.2 million (6.9%) increase in real estate expenses during third quarter 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For the third quarter of 2000, WRIT's shopping center revenues and operating income increased 2.5% and 5.7%, respectively, over the third quarter of 1999. These increases were primarily due to increased core portfolio revenues and operating income, offset by the February 2000 sale of Prince William Plaza and the August 2000 sale of Clairmont Center. Comparing those shopping centers owned by WRIT for the entire third quarter of 1999 and 2000, revenue and operating income increased by 9.8% and 14.8%, respectively. These increases were primarily due to increased rental rates and an increase in occupancy from 94.0% in the third quarter of 1999 to 94.9% in the third quarter of 2000. Operating income also increased due to a $0.1 million (4.9%) decrease in real estate expenses during third quarter 2000.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000 Compared to the Nine Months Ended September 30, 1999
---------------------------------------------------------

Total revenues for the first nine months of 2000 increased 15.6% ($13.4 million) to $99.5 million from $86.1 million for the first nine months of 1999.
Operating income increased 18.1% ($10.8 million) to $70.8 million for the first nine months of 2000 from $60.0 million for the first nine months of 1999.

For the first nine months of 2000, WRIT's office buildings had increases of 17.8% in revenues and 20.9% in operating income, over the first nine months of 1999. These increases were primarily due to the acquisitions of 600 Jefferson Plaza and 1700 Research Boulevard in May 1999, Parklawn Plaza in November 1999 and Wayne Plaza in May 2000 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire first nine months of 1999 and 2000, revenue and operating income increased 16.1% and 15.6%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates, antenna rents and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $1.6 million (11.2%) in real estate expenses in the first nine months of 2000.

For the first nine months of 2000, WRIT's industrial distribution center revenues and operating income increased 21.6% and 23.5%, respectively, over the first nine months of 1999. This was primarily due to the acquisitions of Dulles South IV in January 1999, Sully Square in April 1999 and Amvax in September 1999 and due to increased core portfolio operating income. Comparing those industrial distribution centers owned by WRIT for the entire first nine months of 1999 and 2000, revenue and operating income increased by 19.5% and 21.2%, respectively. These increases in revenues and operating income were primarily due to increased rental rates, occupancy levels and tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.4 million (15.1%) in real estate expenses in the first nine months of 2000.

For the first nine months of 2000, WRIT's apartment revenues and operating income increased 17.0% and 20.0%, respectively, over the first nine months of 1999. These increases were primarily due to the acquisition of Avondale Apartments in September 1999 and increased rental and occupancy rates. Comparing those residential properties owned by WRIT for the entire first nine months of 1999 and 2000, revenue and operating income increased by 5.3% and 7.1%, respectively. Operating income was partially offset by an increase of $0.8 million (12.2%) in real estate expenses in the first nine months of 2000.

For the first nine months of 2000, WRIT's shopping center revenues and operating income increased 1.4% and 3.2%, respectively, over the first nine months of 1999. The increases in revenue and operating income were primarily due to increased core portfolio revenues, offset by the sale of Prince William Plaza in February 2000 and the sale of Clairmont Center in August 2000. Comparing those shopping centers owned by WRIT for the entire

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

first nine months of 1999 and 2000, revenue and operating income increased by 3.9% and 3.4%, respectively. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries. Operating income also increased due to a $0.1 million decrease (4.9%) in real estate expenses in the first nine months of 2000.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September
--------------------------------------------------------------------------------
30, 2000 Compared to the Three Months Ended September 30, 1999
--------------------------------------------------------------


Real estate expenses increased $0.7 million or 7.7% to $9.7 million for the third quarter of 2000 as compared to $9.0 million for the third quarter of 1999. This increase was primarily due to expenses relating to $70.9 million of properties acquired in 1999 and 2000 partially offset by the impact of the $28.8 million of properties sold in 1999 and 2000, higher tax rates and a 5.6% increase in core portfolio operating expense.

Depreciation and amortization expense increased $1.0 million or 20.9% to $5.8 million for the third quarter of 2000 as compared to $4.8 million for the third quarter of 1999. This was primarily due to 1999 and year to date 2000 acquisitions of $61.8 million and $9.5 million, respectively, and 1999 and year to date 2000 capital and tenant improvement expenditures which totaled $17.7 million and $12.2 million, respectively. The amount was partially offset by 1999 and year to date 2000 dispositions of $23.1 million and $5.8 million, respectively.

Total interest expense was $6.4 million for the third quarter of 2000 as compared to $5.5 million for the third quarter of 1999. This increase was primarily attributable to a $50.0 million mortgage note payable executed in September 1999 and secured by the Ashby Apartments, Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers, net of interest savings on the line of credit borrowings paid off with the proceeds of this note. The increase was also due to the assumption of an $8.7 million mortgage in September 1999 in conjunction with the purchase of Avondale Apartments. For the third quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.8 million. For the third quarter of 1999, notes payable interest expense was $3.9 million, lines of credit interest expense was $0.9 million and mortgage interest expense was $0.7 million.

General and administrative expenses increased $0.3 million to $1.9 million for the third quarter of 2000 as compared to $1.6 million for the third quarter of 1999. The change was primarily attributable to lower increased salaries and incentive compensation. For the third quarter of 2000, general and administrative expenses as a percentage of revenue were 5.6% as compared to 5.3% for the third quarter of 1999.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September
-------------------------------------------------------------------------------
30, 2000 Compared to the Nine Months Ended September 30, 1999
-------------------------------------------------------------

Real estate expenses increased $2.6 million or 9.9% to $28.7 million for the first nine months of 2000 as compared to $26.1 million for the first nine months of 1999. This increase was primarily due to expenses relating to properties acquired in 1999 and 2000 as well as increased core portfolio utilities, repairs and maintenance, operating services and common area maintenance expenses in 2000 as compared to 1999. This increase was also due to more severe weather conditions in the first quarter of 2000 partially offset by the impact of the properties sold in 1999 and 2000.

Depreciation and amortization expense increased $3.0 million or 21.5% to $16.9 million for the first nine months

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

of 2000 as compared to $13.9 million for the first nine months of 1999. This was primarily due to 1999 and year to date 2000 acquisitions of $61.8 million and $9.1 million, respectively, and 1999 and year to date 2000 capital and tenant improvement expenditures which totaled $17.7 million and $12.2 million, respectively.

Total interest expense was $18.8 million for the first nine months of 2000 as compared to $16.1 million for the first nine months of 1999. This increase was primarily attributable to a $50.0 million mortgage note payable executed in September 1999 and secured by the Ashby Apartments, Country Club Towers, Munson Hill Towers, Park Adams and Roosevelt Towers, net of interest savings on the line of credit borrowings paid off with the proceeds of this note. The increase was also due to the assumption of an $8.7 million mortgage in September 1999 and higher interest rates on the average balance outstanding on the lines of credit payable. For the first nine months of 2000, notes payable interest expense was $11.8 million, mortgage interest expense was $4.9 million and lines of credit interest expense was $2.1 million. For the first nine months of 1999, notes payable interest expense was $11.8 million, lines of credit interest expense was $2.5 million and mortgage interest expense was $1.8 million.

General and administrative expenses increased $1.3 million to $5.8 million for the first nine months of 2000 as compared to $4.5 million for the first nine months of 1999. The change was primarily attributable to increased salaries and incentive compensation. For the first nine months of 2000, general and administrative expenses as a percentage of revenue were 5.8% as compared to 5.2% for the first nine months of 1999.

Gain on sale of real estate for the nine months ended September 30, 2000 was $3.6 million, resulting from the sale of Prince William Plaza, Clairmont Center and the Westminster pad site. Gain on sale of real estate for the nine months ended September 30, 1999 was $7.9 million, resulting from the sale of 444 N. Frederick Road, Arlington Financial Center, Department of Commerce and V Street Distribution Center.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes, the sale of property and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit and/or for new acquisitions and capital improvements.

WRIT anticipates that over the near term, recent and future interest rate increases will not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 5 and Note 8 for further discussion). Only $40 million (all from unsecured lines of credit payable) of the $336.7 million total debt outstanding at September, 2000 was at a floating rate (see Note 8 for further discussion of financing activities). WRIT estimates that a 200 basis point increase in interest rates would result in less than a 1.5% reduction in earnings.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30, 2000, WRIT had $40 million outstanding under its lines of credit. WRIT acquired seven properties in 1999 and two properties in 2000 (as of September 30) for total acquisition costs of $61.8 million and $9.1 million, respectively. The 1999 acquisitions were financed through line of credit advances, the use of the proceeds

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


from the property sales in February 1999 and the assumption of a mortgage payable of $8.7 million. The 2000 acquisitions were financed through proceeds from the sale of Prince William Plaza in February 2000, the sale of Clairmont Centre in August 2000 and line of credit advances.

On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable of which the proceeds were used to pay down WRIT's unsecured lines of credit. The mortgage is secured by five of WRIT's Virginia residential properties.

On November 6, 2000, WRIT sold $55 million of 7.78 percent 4-year unsecured notes due November 2004 (see Note 8). Total proceeds to the Trust, net of underwriter fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

Cash flow from operating activities totaled $42.0 million for the first nine months of 2000, as a result of net income before gain on sale of real estate of $33.6 million, depreciation and amortization of $16.7 million, increases in other assets of $3.1 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $1.8 million. The majority of the increase in cash flow from operating activities was primarily due to a larger property portfolio, increased rental rates and increased occupancies.

Net cash used in investing activities for the first nine months of 2000 was $16.3 million, including real estate acquisitions of $9.5 million and capital improvements to real estate of $12.2 million, offset by cash received from sale of real estate properties of $5.7 million.

Net cash used in financing activities for the first nine months of 2000 was $26.2 million, including line of credit borrowings of $7.0 million, principal repayments on the mortgage notes payable of $0.6 million and $32.8 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.


RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                        Nine Months Ended
                                           September 30,                       Year Ended December 31,
                                               2000                  1999             1998             1997
                                        ------------------           ----             ----             ----
          Earnings to fixed charges            2.60x                 2.61x            3.01x            4.08x
          Debt service coverage                3.38x                 3.42x            3.84x            5.08x

Debt service coverage is computed by dividing income before gain on sale of real estate, interest income, interest expense, depreciation and amortization by the sum of interest expense plus mortgage principal amortization.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK
--------------------------------------------------------------------

The principal material financial market risk to which WRIT is exposed is interest rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT primarily enters into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past, WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance.

WRIT's interest rate risk has not changed significantly from its risk as disclosed in its 1999 Form 10-K.


YEAR 2000
---------

WRIT's Year 2000 Project completion resulted in no interruption or failure of normal business activities or operations. No material failures or significant interruptions were experienced that materially or adversely affected WRIT's operations, liquidity or financial condition. The total costs incurred to become Year 2000 compliant were not material to WRIT's financial position in third quarter 2000 or third quarter 1999. Any future cost associated with Year 2000 compliance is not expected to be material to WRIT's financial position.

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

                  None

     Item 5.      Other Information

                  None

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (4) Instruments defining the rights of security holders, including indentures

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

                  (27) Financial Data Schedule

                  (b)  Reports on Form 8-K

          1. April 25, 2000 - Report pursuant to Item 5 on the release of the Trust's March 31, 2000 earnings information.

          2. July 25, 2000 - Report pursuant to Item 5 on the release of the Trust's June 30, 2000 earnings information.

          3. October 24, 2000 - Report pursuant to Item 5 on the release of the Trust's September 30, 2000 earnings information.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WASHINGTON REAL ESTATE INVESTMENT TRUST


                                   /s/ Larry E. Finger
                         ------------------------------------------------
                         Larry E. Finger,
                         Senior Vice President
                         and Chief Financial Officer



                                   /s/ Laura M. Franklin
                         ------------------------------------------------
                         Laura M. Franklin,
                         Vice President,
                         Chief Accounting Officer and
                         Corporate Secretary



Date: November 14, 2000