Form 10-K405
period 2000-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2001-03-19
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

  FOR THE FISCAL YEAR ENDED  December 31, 2000      COMMISSION FILE NO. 1-6622
                             -----------------                          ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                           MARYLAND                                           53-0261100
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)

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

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing
requirements for the past ninety (90) days.   YES  X     NO ___
                                                  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of March 15, 2001, 35,780,869 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $790,042,000 (based on the closing price of the stock on March 15, 2001).

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 2001 Notice of Annual Meeting and Proxy Statement.

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                         2000 FORM 10-K ANNUAL REPORT


                                     INDEX

PART I                                                                                 Page
                                                                                       ----
          Item 1.   Business                                                             3
          Item 2.   Properties                                                           8
          Item 3.   Legal Proceedings                                                   12
          Item 4.   Submission of Matters to a Vote of Security Holders                 12

PART II
          Item 5.   Market for the Registrant's Common Equity and
                      Related Stockholder Matters                                       13
          Item 6.   Selected Financial Data                                             14
          Item 7.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         15
          Item 7A.  Qualitative and Quantitative Disclosures About Market Risk          20
          Item 8.   Financial Statements and Supplementary Data                         20
          Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                               20
PART III
          Item 10.  Directors and Executive Officers of the Registrant                  21
          Item 11.  Executive Compensation                                              21
          Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management                                                        21
          Item 13.  Certain Relationships and Related Transactions                      21

 PART IV
          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K                                                          22
Signatures                                                                              25

                                    PART I


ITEM 1.  BUSINESS
         --------

The Trust

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered, self-managed equity real estate investment trust ("REIT"). The Trust's business consists of the ownership and operation of income-producing real properties. The Trust has a fundamental strategy of regional focus, diversification by property type and conservative capital management.

WRIT operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95 percent of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. With regard to capital gains, the Trust has the option of (i) paying our capital gains to the shareholders with no tax to the Trust, (ii) paying a capital gains tax and retaining the gains on sales, (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders or (iv) reinvest the proceeds of a sale in other real estate properties and thereby deferring recognition of the gain. Over the last five years, dividends paid per share have been $1.23 for 2000, $1.16 for 1999, $1.11 for 1998, $1.07 for 1997, and $1.03 for 1996. The indicated annualized dividend rate for 2001, based upon the March 31, 2001 dividend, is $1.25. Gains on sale of real estate of $3.6 million in 2000 were tax deferred. The proceeds of these sales were used to acquire real estate assets and will not be distributed.

WRIT generally incurs short-term floating rate debt in connection with the acquisition of real estate. WRIT replaces the floating rate debt with fixed-rate secured or unsecured terms loans or repays the debt with the proceeds of sales of equity securities as market conditions permit. WRIT also may, in appropriate circumstances, acquire one or more properties in exchange for WRIT's equity securities or operating partnership units which are convertible into WRIT shares.

WRIT's geographic focus is based on two principles:

1. Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2. Geographic markets deserving of focus must be among the nation's best markets with a strong primary industry foundation but be diversified enough to withstand downturns in its primary industry.

WRIT considers markets to be local if they can be reached from the operations center within two hours by car. WRIT's Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While WRIT has historically focused most of its investments in the Greater Washington-Baltimore Region, in order to maximize acquisition opportunities WRIT will consider investments within the two-hour radius described above. WRIT also will consider opportunities to duplicate its Washington focused approach in other geographic markets which meet the criteria described above.

All of WRIT's Trustees, officers and employees live and work in the Greater Washington-Baltimore region and WRIT's officers average over 20 years of experience in this region.

The Greater Washington Economy

The Greater Washington, D.C. economy is a unique blend of "old economy" service companies and "new economy" high technology growth companies, anchored by the very significant Federal government presence. On the growth side:

 .  Washington Dulles International Airport at 25.8% and Baltimore-Washington
   International Airport at 16.7% were ranked Nos. 1 and 2 in passenger growth in the U.S. in 1999, the most recent year for which data is available.

 . The Washington region ranks 1st in the U.S. in high-tech and bio-tech employment.

While growth is very important, from an investment perspective economic stability is equally important. In this context, no other region in the country can compete with the Greater Washington region.

 . According to George Mason University Center for Regional Analysis (GMU), approximately 38% of Washington area technology sales are to the Federal government. This compares to 5% in Silicon Valley.

 .  Federal government spending accounts for 31% of the area's Gross Regional
   Product.

 . Federal spending in this region has increased every year for 20 consecutive years, even in years when federal spending nationally has decreased.

 .  The GMU projects Federal spending in the region to grow by 3% in 2001.

 . As reflected below, Washington area technology firms are concentrated in more stable sub-sectors than other technology centered regions.


   Washington Area Technology Firms                               San Francisco Technology Firms
   -------------------------------------------------------------------------------------------------------------
   Internet portals, service providers and content                Electronic designers: web pages, games,
   providers                                                      animation and entertainment

   Network applications                                           Software designers

   Telecomm                                                       Hardware manufacturers

   Bio-med                                                        Dot.com retailers
   -------------------------------------------------------------------------------------------------------------

 . The Greater Washington region is not exposed to new or old economy manufacturing fluctuations.

 . Greater Washington is home to 32 colleges and universities, several of which are recognized as highly distinguished at both the undergraduate and graduate levels.

 . GMU projects economic growth in the region of 4.1% in 2001, down from 4.8% in 2000, but still very strong and substantially higher than is projected for the U.S. as a whole.


Greater Washington Real Estate Markets

The combination of economic growth and stability in the Greater Washington region has translated into very strong real estate market performance in each of our sectors as reflected in the following data provided by Delta Associates / Transwestern Commercial Services (Delta).

Office Sector

 . Net absorption totaled 15.6 million square feet, up from 11 million square feet in 1999 and the highest of any metro area in the U.S for the second straight year.

 . Direct vacancy was 3.6% (4.3% with sublet space included) at year end 2000, down from 5.0% at year end 1999 and 3.8% at the end of Q3 2000.

 .  Rents increased by an average of 11% in the region with some submarkets
   (Tysons/Dulles and Bethesda/I-270 Corridors) up 20%.

 .  Of the 21.3 million square feet of space under construction at year end
   2000, 53% was pre-leased.

 . The overall vacancy rate is projected to rise to the 7% to 8% range over the next two years due to new development and an anticipated slow down in economic growth.

 . Rents are projected to continue to rise over the next two years, but at a slower rate than in 2000.

Multifamily Sector

 . The 0.7% vacancy rate at year end 2000 in Class B apartments (WRIT's market segment) was the lowest recorded since World War II.

 .  Class B apartment rents rose over 15%.

 . While nearly 26,000 units are in the development pipeline for delivery by December, 2003, new demand for approximately 22,000 units is forecasted over that period. As a result Delta projects a vacancy rate of 4.7% at December, 2003 - still very low by historical standards.

 . Rents are projected to continue to rise at 5% to 10% per annum over the next two years.

Grocery-Anchored Retail Centers Sector - The Washington Metro area market continues to be a strong retail market due to:

 .  The highest per capita income of any major metro area in the U.S.

 .  The high growth rate - 25,000 new households per year since 1993.

 .  Demand for retail space outstripping new supply since the early 1990's.

 .  The stability of the regional economy as discussed above.

   As a result of these factors:
   -----------------------------

 . Overall market vacancy in grocery-anchored retail centers fell to 2.2% at year end 2000 from 2.7% at year end 1999.

 .  Rents for in-line tenants increased by 6.3% in 2000.

 . Strong performance is expected to continue, as the development pipeline is inadequate to meet demand.

Industrial Sector

 . Year 2000 net absorption of 9.8 million square feet was the highest since the mid-1980's.

 .  Vacancy was 7.8% at year end 2000, the lowest since the early 1980's.

 .  Average industrial rents rose 7.5% in the region while Northern Virginia
   Flex/R&D rents increased 20%.

 . Of the 8.5 million square feet of industrial space under construction at year end 2000, 22% was pre-leased.

 . The regional industrial vacancy rate is projected to increase slightly to just over 8% by year-end 2001.

WRIT PORTFOLIO

As of December 31, 2000, WRIT owned a diversified portfolio consisting of 10 retail centers, 23 office buildings, 9 multifamily buildings and 15 industrial properties. WRIT's principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2000, 1999 and 1998 and the percent leased as of December 31, 2000 were as follows:


                                                     Real Estate Rental Revenue
    Percent Leased                                 ------------------------------
    December 31, 2000                              2000         1999         1998
    -----------------                              ----         ----         ----
           99%          Office buildings            53%          52%          50%
           94%          Retail centers              14           15           17
           98%          Multifamily                 19           19           20
           98%          Industrial                  14           14           13
                                                   ----         ----         ----
                                                   100%         100%         100%
                                                   ====         ====         ====

On a combined economic basis, WRIT's portfolio was 97% occupied in 2000, 96% occupied in 1999 and 96% occupied in 1998.

Total revenue was $134.7 million for 2000, $119.0 million for 1999, and $103.6 million for 1998. During 1998, 1999 and 2000, WRIT acquired eight office buildings, one retail center, one multifamily building and five industrial properties. During 1998, 1999 and 2000, WRIT sold two office properties, four industrial properties and three retail centers. These acquisitions and dispositions were the primary reason for the shifting of each group's percentage of total revenue reflected above. No single tenant accounted for more than 3.64% of revenues in 2000, 3.81% of revenues in 1999 and 3.96% of revenue in 1998. All Federal government tenants in the aggregate accounted for approximately 2.6% of WRIT's 2000 total revenue. Various agencies of the U.S. government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. WRIT's larger non-Federal government tenants include Suntrust Bank, District of Columbia Metropolitan Police Department, Giant Food, Main Control, Inc., OAO Corporation, Pepsi Cola, Sun Microsystems, Sunrise Assisted Living, Inc., The American Red Cross, Wang Laboratories and Xerox.

As of December 31, 2000, and for the year then ended, the 7900 Westpark office building accounted for 12.7% of total assets based upon book value and 9.5% of total revenues. No other single property accounted for more than 10% of total assets or total revenues.

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

The Trust expects to continue investing in additional income producing properties. WRIT only invests in properties which management believes will increase in income and value. WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their values and income. Major improvements and/or renovations to the properties in 2000 and 1999 are discussed on page 18.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 263 as of January 31, 2001 including 178 persons engaged in property management functions and 85 persons engaged in corporate, financial, leasing, and asset management functions.

ITEM 2.  PROPERTIES
         ----------

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 2000, which consisted of 57 properties.

As of December 31, 2000, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to WRIT's financial statements included in this Annual Report on Form 10-K.

                             SCHEDULE OF PROPERTIES
                             ----------------------

                                                                                                                          Percent
                                                                                  Year         Year        Net Rentable*   Leased
Properties                                                       Location       Acquired    Constructed     Square Feet   12/31/00
-----------------------------------------------------------  -----------------  --------    -----------    -------------  --------
Office Buildings
----------------
10400 Connecticut Avenue                                     Kensington, MD        1979          1965           65,000        93%
1901 Pennsylvania Avenue                                     Washington, D.C.      1977          1960           97,000        99%
51 Monroe Street                                             Rockville, MD         1979          1975          210,000        98%
7700 Leesburg Pike                                           Falls Church, VA      1990          1976          145,000       100%
515 King Street                                              Alexandria, VA        1992          1966           78,000        93%
The Lexington Building                                       Rockville, MD         1993          1970           47,000        93%
The Saratoga Building                                        Rockville, MD         1993          1977           59,000       100%
Brandywine Center                                            Rockville, MD         1993          1969           35,000       100%
Tycon Plaza II                                               Vienna, VA            1994          1981          131,000       100%
Tycon Plaza III                                              Vienna, VA            1994          1978          152,000       100%
6110 Executive Boulevard                                     Rockville, MD         1995          1971          199,000        99%
1220 19th Street                                             Washington, D.C.      1995          1976          104,000       100%
Maryland Trade Center I                                      Greenbelt, MD         1996          1981          191,000        93%
Maryland Trade Center II                                     Greenbelt, MD         1996          1984          159,000       100%
1600 Wilson Boulevard                                        Arlington, VA         1997          1973          167,000       100%
7900 Westpark Drive                                          McLean, VA            1997     1972/1986/1999/1/  527,000       100%
8230 Boone Boulevard                                         Vienna, VA            1998          1981           58,000       100%
Woodburn Medical Park I                                      Annandale, VA         1998          1984           71,000       100%
Woodburn Medical Park II                                     Annandale, VA         1998          1988           96,000       100%
600 Jefferson Plaza                                          Rockville, MD         1999          1985          115,000        99%
1700 Research Boulevard                                      Rockville, MD         1999          1982          103,000       100%
Parklawn Plaza                                               Rockville, MD         1999          1986           40,000        95%
Wayne Plaza                                                  Silver Spring, MD     2000          1970           91,000        99%
Courthouse Square                                            Arlington, VA         2000          1979          113,000        94%
                                                                                                             ---------       ----
          Subtotal                                                                                           3,053,000        99%
                                                                                                             =========       ====
Retail Centers
--------------
Concord Centre                                               Springfield, VA       1973          1960           76,000        99%
Bradlee                                                      Alexandria, VA        1984          1955          168,000       100%
Chevy Chase Metro Plaza                                      Washington, D.C.      1985          1975           51,000       100%
Takoma Park                                                  Takoma Park, MD       1963          1962           59,000       100%
Westminster/2/                                               Westminster, MD       1972          1969          165,000        62%
Wheaton Park                                                 Wheaton, MD           1977          1967           71,000       100%
Montgomery Village Center                                    Gaithersburg, MD      1992          1969          196,000        95%
Shoppes of Foxchase                                          Alexandria, VA        1994          1960          128,000        96%
Frederick County Square                                      Frederick, MD         1995          1973          233,000       100%
800 S. Washington Street                                     Alexandria, VA        1998        1955/1959        51,000       100%
                                                                                                             ---------       ----
          Subtotal                                                                                           1,198,000        94%
                                                                                                             =========       ====
Multifamily Buildings/# units
-----------------------------
Country Club Towers/227                                      Arlington, VA         1969          1965          276,000        97%
Munson Hill Towers/279                                       Falls Church, VA      1970          1963          340,000        96%
Park Adams/200                                               Arlington, VA         1969          1959          210,000        98%
Roosevelt Towers/191                                         Falls Church, VA      1965          1964          229,000        98%
3801 Connecticut Avenue/307                                  Washington, D.C.      1963          1951          242,000        97%
The Ashby at McLean/250                                      McLean, VA            1996          1982          349,000        98%
Walker House Apartments/196                                  Gaithersburg, MD      1996          1971          148,000        92%
Bethesda Hills Apartments/195                                Bethesda, MD          1997          1986          226,000        95%
Avondale/237                                                 Laurel, MD            1999          1987          162,000        96%
                                                                                                             ---------       ----
          Subtotal (2,082 units)                                                                             2,182,000        98%
                                                                                                             =========       ====

/1/ A 49,000 square foot addition to 7900 Westpark Drive was completed in
    September 1999.
/2/ Property is in the planning stages of redevelopment.
 *  Multifamily buildings are presented in gross square feet.

                         ------------------------------

                                                                                                        Percent
                                                                    Year       Year      Net Rentable*   Leased
Properties                                          Location      Acquired  Constructed   Square Feet   12/31/00
---------------------------------------------   ----------------  --------  -----------  -------------  --------
Industrial Distribution/Flex Properties
---------------------------------------
Pepsi-Cola Distribution Center                  Forestville, MD       1987         1971         69,000       100%
Capitol Freeway Center                          Washington, D.C.      1974         1940        145,000       100%
Fullerton Business Center                       Springfield, VA       1985         1980        103,000        91%
Charleston Business Center                      Rockville, MD         1993         1973         85,000       100%
Tech 100 Industrial Park                        Elkridge, MD          1995         1990        167,000       100%
Crossroads Distribution Center                  Elkridge, MD          1995         1987         85,000       100%
The Alban Business Center                       Springfield, VA       1996    1981/1982         87,000       100%
The Earhart Building                            Chantilly, VA         1996         1987         92,000       100%
Ammendale Technology Park I                     Beltsville, MD        1997         1985        167,000       100%
Ammendale Technology Park II                    Beltsville, MD        1997         1986        108,000       100%
Pickett Industrial Park                         Alexandria, VA        1997         1973        246,000       100%
Northern Virginia Industrial Park               Lorton, VA            1998    1968/1991        790,000        96%
8900 Telegraph Road                             Lorton, VA            1998         1985         32,000       100%
Dulles South IV                                 Chantilly, VA         1999         1988         83,000       100%
Sully Square                                    Chantilly, VA         1999         1986         95,000       100%
Amvax                                           Beltsville, MD        1999         1986         31,000       100%
                                                                                             ---------       ----
          Subtotal                                                                           2,385,000        98%
                                                                                             =========       ====
          TOTAL                                                                              8,818,000
                                                                                             =========

OFFICE BUILDINGS
----------------

Operating income in WRIT's core group of office buildings (excluding 2000 and 1999 acquisitions and dispositions) increased 10% from 1999 to 2000. This increase was a result of strong rental rate growth with some moderate occupancy gains throughout the sector. WRIT's office markets are strong and, while there is a significant amount of office development underway in several submarkets, management anticipates that this sector will continue to perform well in 2001.

Economic occupancy rates for the core group of office buildings averaged 97% for 2000 and 1999.

Rental rate increases of 7% for the core group of office buildings were the result of increases at nearly all of the properties. During 2000, WRIT executed new leases for 758,000 square feet of office space at an average face rent increase of 18% on a non-straight line basis.

Further details about the performance of the office building sector in 2000 and 1999 are provided in Management's Discussion and Analysis commencing on page 15.

INDUSTRIAL PROPERTIES
---------------------

Operating income in WRIT's core group of industrial properties (excluding 2000 and 1999 acquisitions and dispositions) increased 10% from 1999 to 2000. Economic occupancy rates for the core group of industrial properties averaged 96% in 2000 compared to 94% in 1999.

Rental rate increases of 4% for the core group of industrial properties were the result of increases at the majority of the properties. During 2000, WRIT executed new leases for 1,083,000 square feet of industrial space at an average face rent increase of 19% on a non-straight line basis.

Further details about the performance of the industrial properties sector in 2000 and 1999 are provided in Management's Discussion and Analysis commencing on page 15.

RETAIL CENTERS
--------------

Operating income in WRIT's core retail centers (excluding 2000 and 1999 acquisitions and dispositions) increased 8% from 1999 to 2000. Retail center rental rates for this same group increased 5% in 2000 over 1999.

Rental rate increases of 5% for the core group of retail centers were the result of increases at the majority of the properties. During 2000, WRIT executed new leases for 181,000 square feet of retail space at an average face rent increase of 15% on a non-straight line basis.

Further details about the performance of the retail center sector in 2000 and 1999 are provided in Management's Discussion and Analysis commencing on page 15.

APARTMENT BUILDINGS
-------------------

WRIT's apartment sector core group operating income (excluding the Avondale Apartments acquired in 1999) increased 11%. This increase was the result of the 6% rental rate increase throughout the group. Economic occupancy rates for the core group of apartments averaged 97% in both 2000 and 1999.

Further details about the performance of the apartment sector in 2000 and 1999 are provided in Management's Discussion and Analysis commencing on page 15.

PROPERTY DISPOSITIONS
---------------------

During 2000, WRIT sold two retail centers: Prince William Plaza and Clairmont Center. A 0.725 acre out-parcel of the 12.02 acre Westminster retail center was also sold. The total gain on the sales of these properties and parcel was $3.6 million. Net proceeds from the sales of these properties of $5.7 million were used to invest in other real estate properties acquired by WRIT in 2000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ----------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Effective January 4, 1999, the Trust's shares began trading on the New York Stock Exchange. There are approximately 37,000 shareholders.

From 1971 through December 31, 1998, the Trust's shares were traded on the American Stock Exchange. The Trust's shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for the Trust's shares for 2000 and 1999, by quarter, and the amount of dividends paid by the Trust are as follows:

                                    Quarterly Share Price Range
                                    ---------------------------
                         Dividends
        Quarter          Per Share    High             Low
     ------------------  ---------  ---------      ------------

        2000
               4          $.3125     $25             $18 3/4
               3           .3125      20 15/16        17 3/8
               2           .3125      17.8906         14 1/2
               1           .2925      16 15/16        14 5/16

        1999
               4          $.2925     $15 15/16       $13 13/16
               3           .2925      17              14 15/16
               2           .2925      17 15/16        15 13/16
               1           .2800      18 3/4          15 1/2



The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities. The 2001 indicated annual dividend rate is $1.25 based on the annualization of the March 31, 2001 dividend.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------


                                                   2000          1999          1998           1997           1996
                                                 --------      --------      --------       --------       --------
                                                (in thousands, except per share data)

Real estate rental revenue                       $134,732      $118,975      $103,597       $ 79,429       $ 65,541


Income before gain on sale of real estate        $ 41,572      $ 36,392      $ 34,300       $ 30,136       $ 27,964

Gain on sale of real estate                      $  3,567      $  7,909      $  6,764       $     --       $     --

Net income                                       $ 45,139      $ 44,301      $ 41,064       $ 30,136       $ 27,964

Income per share before gain on sale of
  real estate                                    $   1.16      $   1.02      $   0.96       $   0.90       $   0.88

Basic and diluted earnings per share             $   1.26      $   1.24      $   1.15       $   0.90       $   0.88

Total assets                                     $632,047      $608,480      $558,707       $168,571       $318,488

Lines of credit payable                          $     --      $ 33,000      $ 44,000       $ 95,250       $  5,000

Mortgage notes payable                           $ 86,260      $ 87,038      $ 28,912       $  7,461       $  7,590

Notes payable                                    $265,000      $210,000      $210,000       $100,000       $100,000

Shareholders' equity                             $258,656      $257,189      $253,733       $252,088       $195,623

Cash dividends paid                              $ 43,955      $ 41,341      $ 39,614       $ 36,108       $ 32,718

Cash dividends paid per share                    $   1.23      $   1.16      $   1.11       $   1.07       $   1.03

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS
---------------------

REAL ESTATE RENTAL REVENUE: 2000 VERSUS 1999
--------------------------------------------

Total revenues for 2000 increased $15.8 million, or 13%, to $134.7 million from $119.0 million in 1999. The percentage increase in real estate rental revenue from 1999 to 2000 by property type was as follows:


                     Office Buildings  15%
                     Retail Centers     1%
                     Multifamily       14%
                     Industrial        19%

During 2000, WRIT's office building revenues and operating income increased by 15% and 17%, respectively, over 1999. These increases were primarily due to increased rental rates for the sector, 2000 acquisitions of Wayne Plaza and Courthouse Square and 1999 acquisitions of 600 Jefferson Plaza, 1700 Research Boulevard and Parklawn Plaza, offset in part by the 1999 sales of Arlington Financial Center and 444 N. Frederick Road and a slight decline in occupancy rates.

During 2000, WRIT's retail center revenues and operating income increased by 1% and 2%, respectively, over 1999. The increases were due to the 2000 acquisition of 833 S. Washington Street combined with increased rental rates and occupancy levels, offset by the 2000 sales of Prince William Plaza and Clairmont Center.

WRIT's multifamily revenues and operating income increased by 14% and 19%, respectively, in 2000 over 1999. These increases were primarily due to the 1999 acquisition of Avondale Apartments, combined with increased rental rates and occupancy levels across the sector.

WRIT's industrial revenues and operating income increased by 19% and 21%, respectively, in 2000 over 1999. These increases were primarily due to the 1999 acquisitions of Dulles South IV, Amvax and Sully Square, as well as increased rental rates and occupancy levels primarily at Northern Virginia Industrial Park, offset in part by the loss of revenues from the 1999 sales of the Department of Commerce Industrial Center and V Street Distribution Center.


REAL ESTATE RENTAL REVENUE: 1999 VERSUS 1998
--------------------------------------------

Total revenues for 1999 increased $15.4 million, or 15%, to $119.0 million from $103.6 million in 1998. The percentage increase in real estate rental revenue from 1998 to 1999 by property type was as follows:

                     Office Buildings  20%
                     Retail Centers     4%
                     Multifamily        8%
                     Industrial        20%

During 1999, WRIT's office building revenues and operating income increased by 20% and 23%, respectively, over 1998. These increases were primarily due to 1999 acquisitions of 600 Jefferson Plaza and 1700 Research Boulevard and 1998 acquisitions of 8230 Boone Boulevard and Woodburn Medical Park I and II combined with increased rental rates and occupancy levels for the sector and offset in part by the 1999 sales of Arlington Financial Center and 444 N. Frederick Road.

During 1999, WRIT's retail center revenues and operating income increased by 4% and 2%, respectively, over 1998. The change was primarily attributable to increased rental rates and tenant recovery income across the sector offset by the December 1998 sale of Dover Mart retail center.

WRIT's multifamily revenues and operating income increased by 8% and 9%, respectively, in 1999 over 1998. These increases were primarily due to the 1999 acquisition of Avondale Apartments, combined with increased rental rates and occupancy levels across the sector.

WRIT's industrial revenues and operating income increased by 20% and 16%, respectively, in 1999 over 1998. These increases were primarily due to 1999 acquisitions of Dulles South IV and Amvax and 1998 acquisitions of Northern Virginia Industrial Park and 8900 Telegraph Road as well as increased rental rates across the sector, offset in part by the 1999 sales of the Department of Commerce Industrial Center and V Street Distribution Center.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS
--------------------------------------------------

Real estate operating expenses as a percentage of revenue were 28% for 2000 as compared to 30% for 1999 and 1998. The decrease in 2000 compared to 1999 and 1998 is attributable to a 15% revenue increase in WRIT's office building segment resulting from 2000, 1999 and 1998 property acquisitions and increased rental rates, combined with only an 11% increase in the office building segment's operating expenses. WRIT's percentage of revenue from office buildings, including medical buildings, within its entire real estate portfolio has increased to 53% at December 31, 2000, from 52% December 31, 1999 and 50% at December 31, 1998. The increase is attributable to 2000, 1999 and 1998 office building acquisitions. 3.9% of the real estate portfolio revenues are attributable to WRIT's medical office buildings which WRIT considers to have less exposure to potential competition than typical office buildings. WRIT's percentage of revenue from industrial centers increased to 14.3% at December 31, 2000 from 13.6% at December 31, 1999 and 13.1% at December 31, 1998. The increase is attributable to 1999 and 1998 acquisitions. Generally, real estate operating expenses have increased to $38.3 million in 2000 from $35.3 million in 1999 and $31.1 million in 1998 due to the acquisition of three real estate properties in 2000, seven real estate properties in 1999 and six real estate properties in 1998.

Interest expense increased $3.3 million in 2000 from 1999. The increase is primarily attributable to a higher average unsecured line of credit balance outstanding combined with higher variable interest rates, the issuance of $55.0 million in medium-term notes in November 2000 used to pay off WRIT's unsecured lines of credit and the assumption of an $8.7 million mortgage in September 1999 in connection with the acquisition of Avondale Apartments. Interest expense increased $5.2 million in 1999 from 1998 primarily due to the assumption of an $8.7 million mortgage in September 1999 in connection with the acquisition of Avondale Apartments, the issuance of $110.0 million medium-term notes in February 1998 and the assumption of $21.6 million in mortgages in November 1998 in connection with the acquisition of Woodburn Medical Park. In addition, WRIT closed on a $50.0 mortgage note in September 1999 at a 7.14% interest rate that was used to pay off WRIT's unsecured lines of credit at slightly lower interest rates.

General and administrative expenses were $7.5 million for 2000 as compared to $6.2 million for 1999 and $6.6 million for 1998. The increase in general and administrative expenses in 2000 from 1999 was primarily attributable to increased compensation due to the increased portfolio and growth of the Trust. The decrease in general and administrative expenses in 1999, as compared to 1998, was primarily attributable to increased property management profits in 1999 that in turn reduced the administrative expenses of the Trust.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, unsecured and secured debt issuance (medium and long-term fixed interest rate debt), bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured bank line of credit commitments and from selling additional shares and/or the sale of medium or long-term secured or unsecured notes. The funds raised would be used for new acquisitions and capital improvements.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

As of December 31, 2000, WRIT had line of credit commitments in place from commercial banks for up to $75.0 million, which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt ratings. WRIT acquired three improved properties and the land under Munson Hill Towers for a total acquisition cost of $26.6 million in 2000, and acquired seven properties for a total acquisition cost of $61.9 million in 1999. The 2000 acquisitions were financed by line of credit advances and the use of proceeds from property sales in February and August 2000. WRIT disposed of two properties in 2000 resulting in net proceeds of $5.7 million. The proceeds from these sales were used to partially fund 2000 acquisitions. On November 6, 2000, WRIT sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

The 1999 acquisitions were financed by line of credit advances, the use of proceeds from property sales in February 1999 and the assumption of a non-recourse mortgage payable of $8.7 million. WRIT disposed of six properties in 1999 resulting in net proceeds of $22.0 million. On September 27, 1999, WRIT closed on a $50.0 million mortgage note payable, the proceeds of which were used to pay down WRIT's unsecured lines of credit. The mortgage is secured by WRIT's five Virginia multifamily properties.

The 1998 acquisitions were primarily financed through line of credit advances, from the February 1998 issuance of $110.0 million of medium-term notes (after repayment of amounts outstanding on line of credit borrowings of $95.0 million), the assumption of mortgages amounting to $21.6 million and from the reinvestment of the of $10.8 million proceeds of the sales of three properties in 1998.

On February 20, 1998, WRIT sold $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. WRIT also sold
$60.0 million of 6.898% unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February
2008) of approximately 6.74%. WRIT used the proceeds of these notes for general business purposes, including repayment of $95.3 million of outstanding advances under its lines of credit. WRIT used the remainder of the proceeds to finance acquisitions and capital improvements to its properties. WRIT had four interest rate lock agreements related to this transaction which settled for $5.4 million and treated that settlement and the cost of a related interest rate cap agreement as transaction costs of the borrowing. These costs are being amortized over the life of the unsecured notes using the effective interest rate method.

Cash flow from operating activities totaled $62.0 million, $53.2 million and $53.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, including net income of $45.1 million (net of $3.6 million gain on property sales), $44.3 million (net of $7.9 million gain on property sales) and $41.1 million (net of $6.8 million gain on property sales), respectively, and depreciation and amortization of $22.7 million, $19.6 million and $15.4 million, respectively. The increase in cash flows from operating activities in 2000 from 1999 was primarily due to real estate acquisitions, increased operating income from previously owned properties and the resultant increase in net income. The decrease in cash flows from operating activities in 1999 from 1998 was primarily due to the timing of payments for trade accounts payable.

Cash flows used in investing activities totaled $37.4 million, $49.9 million and $68.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decline in cash flows used in investing activities in 2000 from 1999 and in 1999 from 1998 is attributable to a reduction in real estate acquisitions.

Cash flows used in financing activities were $22.9 million and $3.2 million for the years ended December 31, 2000 and 1999, respectively, compared to cash flows provided by financing activities of $12.0 million for the year ended December 31, 1998. Cash flows used in financing activities in 2000 compared to 1999 increased as a result of increased dividend payments in 2000, increased line of credit repayments in excess of advances, offset by net proceeds from the debt offering in 2000. Cash flows used in financing activities in 1999 declined from 1998 as a result of increased dividend payments in 1999, offset by decreased line of credit repayments in excess of advances and no debt issuance in 1999.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 2000, 1999 and 1998, WRIT paid dividends totaling $44.0 million, $41.3 million and $39.6 million, respectively.

CAPITAL IMPROVEMENTS
--------------------

Capital improvements of $16.3 million were completed in 2000, including tenant improvements. Capital improvements to WRIT properties in 1999 and 1998 were approximately $18.4 million and $18.7 million, respectively.

WRIT's capital improvement costs for 1998 - 2000 were as follows (in thousands):

                                                   Year Ended December 31,
                                           ------------------------------------------

                                                 2000          1999          1998
                                               -------       -------       -------
Accretive capital improvements:
  Acquisition related                           $ 1,640       $ 5,716       $ 4,943
  Expansions and major renovations                  892         5,929         2,856
  Tenant improvements                             6,342         2,342         5,653
                                                -------       -------       -------
         Total Accretive capital
          improvements                            8,874        13,987        13,452
Other:                                            7,394         4,384         5,200
                                                -------       -------       -------
          Total                                 $16,268       $18,371       $18,652
                                                =======       =======       =======


Accretive Capital Improvements
------------------------------

Acquisition Related - These are capital improvements to properties acquired during the current and preceding two years which were planned during WRIT's investment analysis. In 2000, the most significant of these improvements were made to Pickett Industrial Center, Northern Virginia Industrial Park, Earhart Building, South Washington Street Bethesda Hill Apartments and Munson Hill
Towers.   In 1999, the most significant of these improvements were made to
7900 Westpark Drive, Woodburn Medical Park, Bethesda Hill Apartments, Ammendale Technology Park II and Northern Virginia Industrial Park. In 1998, the most significant of these improvements were made to Maryland Trade Center, 7900 Westpark, The Ashby at McLean, Bethesda Hill Apartments, Pickett Industrial Center and Northern Virginia Industrial Park.

Expansions and Major Renovations - Expansions and major renovations increase the rentable area of a property. During 1999, WRIT completed the 49,000 square foot expansion at 7900 Westpark Drive. Major renovations are improvements sufficient to increase the income otherwise achievable at a property. During 1999, WRIT completed the renovation of the Bradlee Shopping Center.

Tenant Improvements - Tenant Improvements are costs associated with commercial lease transactions such as painting and carpeting.

WRIT's average Tenant Improvement Costs for 1998 - 2000 per square foot of space leased were as follows:


                                        Year Ended December 31,
                          -----------------------------------------------------
                                2000               1999               1998
                               -----              -----              -----
Office                         $4.71              $4.59              $5.05
Retail                         $1.81              $0.69              $1.30
Industrial                     $1.47              $0.55              $1.61

The Retail and Industrial Tenant Improvement costs are substantially lower than Office Improvement costs because the tenant improvements required in these property types are substantially less extensive than in offices. WRIT's office tenant improvement costs are among the lowest in the industry for a number of reasons. Approximately 81% of our office tenants renew their leases with WRIT, and renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs is one of the many benefits of WRIT's focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, WRIT is often able to lease an existing suite with tenant improvements being limited to new paint and carpet.

Other Capital Improvements
--------------------------

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be reincurred to maintain a property's income and value. In the Trust's residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements are made as needed upon vacancy of an apartment and averaged $855 for the 768 apartments turned over in 2000. In 2000, WRIT also expensed an average of $350 per apartment turnover for items which do not have a long-term life and are, therefore, not capitalized.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include (a) WRIT's intention to invest in properties that it believes will continue to increase in income and value; (b) WRIT's belief that its real estate markets will continue to perform well; (c) WRIT's belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; (d) WRIT's belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth and (e) other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipates," "potential" and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT's tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, including the effects of changes in Federal government spending;
(c) the supply of competing properties; (d) inflation; (e) consumer confidence;
(f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) WRIT's future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) weather conditions and
(m) the effects of changes in capital availability to the technology and biotechnology sectors of the economy.


RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

                                                 Year Ended December 31,
                                      ---------------------------------------------
                                       2000               1999               1998
                                       ----               ----               ----
Earnings to fixed charges              2.63x              2.61x              3.01x
Debt service coverage                  3.40x              3.42x              3.84x

We computed the ratios of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges. Fixed charges consist of interest expense, including interest costs capitalized, and the amortized costs of debt issuance.

We computed debt service coverage ratio by dividing earnings before interest income and expense, depreciation, amortization and gain on sale of real estate by interest expense and principal amortization.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The principal material financial market risk to which WRIT is exposed is interest-rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT primarily enters into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of imminent refinancing or new debt issuance.


The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2000.


                             -------------------------------------------------------------------------
                                2001      2002      2003      2004      2005     Thereafter    Total      Fair Value
                             --------  --------  --------  --------   --------   ----------  ---------    ----------
                             In thousands
DEBT (all fixed rate
 except lines of credit)
Unsecured debt
 Principal                   $    --   $    --   $50,000   $55,000    $    --     $160,000   $265,000     $258,513
 Interest                    $19,230   $19,230   $18,043   $15,311    $11,389     $ 91,738   $174,941
 Average interest rate         7.37%     7.37%     7.37%     7.35%      7.35%        7.20%      7.25%

Mortgages
 Principal amortization      $   834   $   903   $ 7,368   $   820    $26,335     $ 50,000   $ 86,260     $ 87,493
  (30 year schedule)
 Interest                    $ 6,436   $ 6,367   $ 5,705   $ 5,644    $ 5,064     $ 13,388   $ 42,604
 Average interest rate         7.50%     7.50%     7.50%     7.36%      7.36%        7.36%      7.37%

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2001 Annual Meeting Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2001 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2001 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2001 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

ITEM 14 (a).  The following documents are filed as part of this Report:

1.   Financial Statements:  The following Financial Statements of Washington
     --------------------
     Real Estate Investment Trust and Reports of Independent Accountants are included in this report:

     Report of Arthur Andersen LLP.

     Consolidated Balance Sheets at December 31, 2000 and 1999.

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules:  The following financial statement schedules
    -----------------------------
    of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.


Schedule                                                                Page
--------                                                                ----

III  Real Estate and Accumulated Depreciation                            43


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

4.

    (a) Amended and restated credit agreement dated March 17, 1999 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender (successor by merger to First National Bank of Chicago), and Bank One as agent.(1)

    (b) Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, Suntrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and Suntrust Bank, as agent.(1)

    (c) Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago.(2)

    (d) Officers' Certificate Establishing Terms of the Notes, dated August 8, 1996. (2)

    (e)  Form of 2003 Notes.(2)

    (f)  Form of 2006 Notes.(2)

    (g)  Form of MOPPRS Notes.(3)

    (h)  Form of 30 year Notes.(3)

    (i)  Remarketing Agreement.(3)

    (j)  Form of 2004 fixed-rate notes.(4)

    (k) The Trust is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, the Trust agrees to furnish a copy of each such instrument to the Commission.


10.      Management contracts, plans and arrangements

    (a)  Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr.(5)

    (b)  1991 Incentive Stock Option Plan, as amended.(5)

    (c)  Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund
         B. Cronin, Jr.(5)

    (d)  Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund
         B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K.(5)

    (e)  Share Grant Plan.(6)

    (f)  Share Option Plan for Trustees.(6)

    (g) Deferred Compensation Plan for Executives dated January 1, 2000, attached hereto.

    (h)  Split-Dollar Agreement dated April 1, 2000, attached hereto.

12.      Computation of Ratios of Earnings to fixed charges and Preferred
         Dividends

21.      Subsidiaries of Registrant

         In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership, in which WRIT owns 100% of the partnership interest.

         In 1998, WRIT formed a subsidiary limited liability company, WRIT-NVIP, L.L.C., a Virginia limited liability company, in which WRIT owns 93% of the membership interest. The 7% minority ownership interest is discussed further in Note 2 to the financial statements.

23.      Consents

    (a)  Consent of Arthur Andersen LLP


ITEM 14 (b). REPORTS ON FORM 8-K

         None

/(1)/ Incorporated herein by reference to the Exhibits of the same designation to the Trust's Form 10-K filed March 24, 2000.

/(2)/ Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed August 13, 1996.

/(3)/ Incorporated herein by reference to the Exhibit of the same designation to the Trust's Form 8-K filed February 25, 1998.

/(4)/ Incorporated herein by reference to Exhibit 4(b) to the Trust's Form 8-K filed August 14, 2000.

/(5)/ Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust's Registration Statement on Form S-3 filed July 17, 1995.

/(6)/ Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust's Registration Statement on Form S-8 filed on March 17, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WASHINGTON REAL ESTATE INVESTMENT TRUST

Date:  March 19, 2001                       /s/ Edmund B. Cronin Jr.
                                        By: ____________________________
                                            Edmund B. Cronin Jr.
                                            President, Chief Executive Officer,
                                            Chairman and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                    Title                                 Date
          ---------                                    -----                                 ----
          /s/ John M. Derrick, Jr.                     Trustee                               March 19, 2001
          ----------------------------
              John M. Derrick, Jr.

          /s/ Clifford M. Kendall                      Trustee                               March 19, 2001
          ----------------------------
              Clifford M. Kendall

          /s/ John P. McDaniel                         Trustee                               March 19, 2001
          ----------------------------
              John P. McDaniel

          /s/ Charles T. Nason                         Trustee                               March 19, 2001
          ----------------------------
              Charles T. Nason

          /s/ David M. Osnos                           Trustee                               March 19, 2001
          ----------------------------
              David M. Osnos

          /s/ Susan J. Williams                        Trustee                               March 19, 2001
          ----------------------------
              Susan J. Williams

          /s/ Larry E. Finger                          Senior Vice President and             March 19, 2001
          ----------------------------
              Larry E. Finger                          Chief Financial Officer

          /s/ Laura M. Franklin                        Vice President and                    March 19, 2001
          ----------------------------
              Laura M. Franklin                        Chief Accounting Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust (the "Trust," a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 43 through 45 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Vienna, Virginia
February 20, 2001

             WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                             2000            1999
                                                                                          ----------      -----------
Assets
  Real estate, at cost                                                                     $ 698,513       $ 661,870
  Accumulated depreciation                                                                  (100,906)        (83,574)
                                                                                           ---------       ---------
          Total investment in real estate, net                                               597,607         578,296
  Cash and cash equivalents                                                                    6,426           4,716
  Rents and other receivables, net of allowance for doubtful accounts of $1,743 and
   $799, respectively                                                                          8,427           6,572

  Prepaid expenses and other assets                                                           19,587          18,896
                                                                                           ---------       ---------
          Total assets                                                                     $ 632,047       $ 608,480
                                                                                           =========       =========
Liabilities and shareholders' equity
  Accounts payable and other liabilities                                                   $  13,048        $ 11,421
  Advance rents                                                                                1,901           3,304
  Tenant security deposits                                                                     5,624           5,006
  Mortgage notes payable                                                                      86,260          87,038
  Lines of credit payable                                                                       ----          33,000
  Notes payable                                                                              265,000         210,000
                                                                                           ---------       ---------
          Total liabilities                                                                  371,833         349,769
                                                                                           ---------       ---------
Minority interest                                                                              1,558           1,522
                                                                                           ---------       ---------
Shareholders' equity
  Shares of beneficial interest, $.01 par value; 100,000 shares authorized: 35,740
   and 35,721 shares issued and outstanding, respectively                                        357             357
  Additional paid in capital                                                                 258,299         256,832
                                                                                           ---------       ---------
          Total shareholders' equity                                                         258,656         257,189
                                                                                           ---------       ---------
          Total liabilities and shareholders' equity                                       $ 632,047       $ 608,480
                                                                                           =========       =========

       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 2000           1999            1998
                                                                              ----------     ----------      -----------
Real estate rental revenue                                                    $134,732        $118,975        $103,597
Real estate expenses
  Utilities                                                                      7,682           7,298           7,012
  Real estate taxes                                                              9,347           8,496           7,372
  Repairs and maintenance                                                        5,580           4,765           4,296
  Administrative                                                                 2,753           2,520           2,130
  Management fees                                                                4,195           3,693           3,185
  Operating services and supplies                                                5,459           4,856           4,569
  Common area maintenance                                                        1,961           1,850           1,573
  Other expenses                                                                 1,339           1,803             977
                                                                              --------        --------        --------
  Total real estate expenses                                                    38,316          35,281          31,114
                                                                              --------        --------        --------
Operating income                                                                96,416          83,694          72,483
Depreciation and amortization                                                   22,723          19,590          15,399
                                                                              --------        --------        --------
Income from real estate                                                         73,693          64,104          57,084
Other income                                                                       943             732             880
Interest expense                                                               (25,531)        (22,271)        (17,106)
General and administrative expenses                                             (7,533)         (6,173)         (6,558)
                                                                              --------        --------        --------
Income before gain on sale of real estate                                       41,572          36,392          34,300
Gain on sale of real estate                                                      3,567           7,909           6,764
                                                                              --------        --------        --------
          Net income                                                          $ 45,139        $ 44,301        $ 41,064
                                                                              ========        ========        ========
          Basic and diluted earnings per share                                $   1.26        $   1.24        $   1.15
                                                                              ========        ========        ========
          Weighted Average Shares Outstanding - Basic                           35,735          35,714          35,688
                                                                              ========        ========        ========
          Weighted Average Shares Outstanding - Diluted                         35,872          35,723          35,714
                                                                              ========        ========        ========

       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                    Shares of
                                                                    Beneficial         Additional
                                                                    Interest at         Paid in            Shareholders'
                                                     Shares         Par Value           Capital               Equity
                                                  -----------     --------------     --------------      ----------------
Balance, December 31, 1997                            35,678             $357           $251,731               $252,088
  Net income                                              --               --             41,064                 41,064
  Dividends                                               --               --            (39,614)               (39,614)
  Share options exercised and Share Grants                14               --                195                    195
                                                    --------          -------           --------               --------
Balance, December 31, 1998                            35,692              357            253,376                253,733
  Net income                                              --               --             44,301                 44,301
  Dividends                                               --               --            (41,341)               (41,341)
  Share options exercised and Share Grants                29               --                496                    496
                                                     --------          -------           --------               --------
Balance, December 31, 1999                            35,721              357            256,832                257,189
  Net income                                              --               --             45,139                 45,139
  Dividends                                               --               --            (43,955)               (43,955)
  Share options exercised and Share Grants                19               --                283                    283
                                                    --------          -------           --------               --------
Balance, December 31, 2000                           $35,740             $357           $258,299               $258,656
                                                    ========          =======           ========               ========

       The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                 (IN THOUSANDS)

                                                                               2000             1999             1998
                                                                             --------         --------         --------
Cash flows from operating activities
  Net income                                                                 $ 45,139         $ 44,301         $ 41,064
  Adjustments to reconcile net income to cash provided by operating activities:
     Gain on sale of real estate                                               (3,567)          (7,909)          (6,764)
     Depreciation and amortization                                             22,723           19,590           15,399
     Increases in other assets                                                 (3,382)          (1,954)          (2,895)
     Increases (decreases) in other liabilities                                 1,061             (808)           6,789
                                                                             --------         --------         --------
          Cash provided by operating activities                                61,974           53,220           53,593
                                                                             --------         --------         --------
Cash flows from investing activities
  Real estate acquisitions, net*                                              (26,581)         (53,197)         (59,087)
  Improvements to real estate                                                 (16,268)         (18,371)         (18,652)
  Non-real estate capital improvements                                           (267)            (350)          (1,967)
  Net proceeds from sale of real estate                                         5,732           22,033           10,844
                                                                             --------         --------         --------
          Cash used in investing activities                                   (37,384)         (49,885)         (68,862)
                                                                             --------         --------         --------
Cash flows from financing activities
  Dividends paid                                                              (43,955)         (41,341)         (39,614)
  Line of credit advances                                                      21,000           33,000           44,000
  Repayments of lines of credit                                               (54,000)         (44,000)         (95,250)
  Proceeds from mortgage note payable                                              --           49,225               --
  Mortgage principal payments                                                    (778)            (594)            (172)
  Net proceeds from debt offering                                              54,753               --          102,797
  Net proceeds from the exercise of share options                                 100              496              195
                                                                             --------         --------         --------
          Cash (used in) provided by financing activities                     (22,880)          (3,214)          11,956
                                                                             --------         --------         --------
Net increase (decrease) in cash and cash equivalents                            1,710              121           (3,313)
Cash and cash equivalents, beginning of year                                    4,716            4,595            7,908
                                                                             --------         --------         --------
Cash and cash equivalents, end of year                                       $  6,426         $  4,716         $  4,595
                                                                             ========         ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $ 24,001         $ 18,968         $ 13,475
                                                                             ========         ========         ========

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------

*On September 20, 1999, WRIT purchased Avondale Apartments for an acquisition cost of $13.0 million. WRIT assumed a mortgage in the amount of $8.7 million and paid the balance in cash. The $8.7 million of assumed mortgage is not included in the $53.2 million amount shown as 1999 real estate acquisitions.

On November 30, 1998, WRIT purchased Woodburn Medical Park I and II for an acquisition cost of $35.2 million. WRIT assumed two mortgages in the amount of $9.2 million and $12.4 million and paid the balance in cash. The $21.6 million of assumed mortgages is not included in the $59.1 million shown as 1998 real estate acquisitions.

       The accompanying notes are an integral part of these statements.

           WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
             ----------------------------------------------------

1. Nature of Business:

Washington Real Estate Investment Trust, a Maryland real estate investment trust ("WRIT" or the "Trust"), is a self-administered, self managed equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership and operation of income-producing real estate properties in the greater Washington - Baltimore region.

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

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. Although WRIT currently has no derivative instruments, this statement will affect the reporting of derivative instruments acquired by WRIT in future periods. WRIT has entered into interest rate protection agreements to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate protection agreement term. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or are closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from its residential and commercial leases when earned on the straight-line method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT's historical experience and a review of the current status of its receivables. Contingent rents are recorded when cumulative sales exceed the amount necessary for the contingent rents to equal minimum annual rent, and WRIT has been informed of cumulative sales data; thereafter, percentage rent is accrued based on subsequent sales.

Minority Interest

WRIT entered into an operating agreement with a member of the previous ownership entity of Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. WRIT accounts for this activity by allocating the percentage ownership interest of the net operating income of the property to minority interest. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and draws on lines of credit are capitalized and amortized using the effective interest rate method over the term of the related notes and are included in interest expense on the accompanying statements of income.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives not exceeding 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life or the term of the lease. Maintenance and repair costs are charged to expense as incurred.

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is generally assessed through comparison of amortized value to fair value. There were no property impairments recognized during the three-year period ending December 31, 2000.

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

The weighted-average number of shares outstanding for the years ended December 31, 2000, 1999 and 1998 were 35.7 million shares for each respective year and
35.9 million, 35.7 million and 35.7 million on a diluted basis for the years ended December 31, 2000, 1999 and 1998.

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

3. Real Estate Investments:

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                                    December 31,
                                                            ---------------------------
                                                               2000             1999
                                                            ------------     ----------
                                                                  (In thousands)
        Office buildings                                     $383,530         $352,145
        Retail centers                                         94,900           97,004
        Multifamily                                           102,142           99,125
        Industrial                                            117,941          113,596
                                                             --------         --------
                                                             $698,513         $661,870
                                                             ========         ========

WRIT's results of operations are dependent on the overall economic health of its tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the markets in which it owns property. These segments include commercial office, multifamily, retail and industrial. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail sector of the economy could reduce merchant sales, which could adversely affect the operating results of WRIT.

As of December 31, 2000, 7900 Westpark office building accounted for 13 percent of total assets and 9 percent of total revenues. No other single property or tenant accounted for more than 10 percent of total assets or total revenues.

Properties acquired by WRIT during the years ending December 31, 2000, 1999 and 1998 are as follows:


Acquisition                                                                            Rentable                Acquisition Cost
   Date                       Property                         Type                   Square Feet               (In thousands)
---------------     -------------------------------     --------------------     ----------------------     ----------------------

February 29,
 2000                 833 S. Washington Street                  Retail                            6,000                    $ 1,400
May 5, 2000           962 Wayne Plaza                           Office                           91,000                      7,800
August 9, 2000        Munson Hill Towers Land Lease          Multifamily                            N/A                        300
October 10,           Courthouse Square                         Office                          113,000                     17,100
 2000                 510 and 526 King Street

                                                                                              ---------                    -------
                                                                                                210,000                    $26,600
                                                                                              =========                    =======

January 27,
 1999                 Dulles South IV                         Industrial                         83,000                    $ 6,909
April 16, 1999        Sully Square                            Industrial                         95,000                      7,557
May 21, 1999          600 Jefferson Plaza                       Office                          115,000                     14,472
May 21, 1999          1700 Research Boulevard                   Office                          103,000                     12,941
September 10,
 1999                 Amvax                                   Industrial                         32,000                      2,231
September 20,
 1999                 Avondale                               Multifamily                        162,000                     12,908
November 30,
 1999                 Parklawn Plaza                            Office                           40,000                      4,764
                                                                                              ---------                    -------
                                                                                                630,000                    $61,782
                                                                                              =========                    =======

May 22, 1998          Northern Virginia Industrial            Industrial                        790,000                    $30,350
                      Park
June 23, 1998         800 South Washington Street               Retail                           45,000                      6,100
September 11,
 1998                 8900 Telegraph Road                     Industrial                         32,000                      1,810
September 30,
 1998                 8230 Boone Boulevard                      Office                           58,000                      8,100
November 30,          Woodburn Medical Park I and               Office                          167,000                     35,200
 1998                 II

                                                                                              ---------                    -------
                                                                                              1,092,000                    $81,560
                                                                                              =========                    =======

WRIT accounted for each acquisition using the purchase method of accounting. WRIT allocates the purchase price between land and building using an equity allocation approach.

Properties sold by WRIT during the years ending December 31, 2000, 1999 and 1998 are as follows:

Disposition                                                                             Rentable                 Sales Price
   Date                       Property                         Type                    Square Feet              (In thousands)
---------------     -------------------------------     --------------------     ----------------------     ----------------------

February 29,
 2000                 Prince William Plaza                      Retail                           55,000                    $ 2,800
July 7, 2000          Westminster parcel                    Retail parcel                        10,000                        425
August 22, 2000       Clairmont Center                          Retail                           40,000                      3,000
                                                                                                -------                    -------
                                                                                                105,000                    $ 6,225
                                                                                                =======                    =======

February 5,           444 North Frederick Avenue                Office                           66,000                    $ 5,671
 1999
February 5,           Arlington Financial Center                Office                           51,000                      9,798
 1999
February 5,           Department of Commerce                  Industrial                        105,000                      7,031
 1999
February 26,          V Street Distribution Center            Industrial                         31,000                        600
  1999
                                                                                                -------                    -------
                                                                                                253,000                    $23,100
                                                                                                =======                    =======

March 23, 1998        Shirley I-395 Business Center           Industrial                        113,000                    $ 7,815
May 7, 1998           Ravensworth Center                      Industrial                         29,000                      1,650
December 17,          Dover Mart                                Retail                           44,000                      1,975
  1998                                                                                          -------                    -------

                                                                                                186,000                    $11,440
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

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments, and the Ashby Apartments. The mortgage bears interest at 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. These funds were used to repay advances on its lines of credit.

Annual payments of mortgage principal as of December 31, 2000 are as follows:

                                                            (In thousands)
                                                            --------------
          2001                                                 $   834
          2002                                                     903
          2003                                                   7,368
          2004                                                     820
          2005                                                  26,335
          Thereafter                                            50,000
                                                               -------
                                                               $86,260
                                                               =======

5. Unsecured Lines of Credit Payable:

During 2000, WRIT maintained two unsecured lines of credit: a $25.0 million line of credit ("Credit Facility No. 1") and a $50.0 million line of credit ("Credit Facility No. 2").

Credit Facility No. 1

WRIT had $0 and $22.0 million outstanding as of December 31, 2000 and 1999, respectively, related to Credit Facility No. 1.

The following advances have been made under this commitment:


    Advance                 Date Paid             Amount                 2000          1999              1998
     Date                    in Full          (In thousands)             Rate          Rate              Rate
-----------------       ----------------      --------------           -------       --------         ---------
November 1997           February 1998            $25,000                  --            --           6.64%-8.50%
May 1999                July 1999                 12,000                  --          5.67%               --
Mar. - Sept. 1999       Jan. - March 2000         22,000                6.33%         6.33%               --
Jan. - March 2000       November 2000            $22,000                7.33%           --                --

Prior to March 17, 1999, all new advances and interest rate adjustments, upon the expiration of WRIT's interest lock-in dates, bore interest at LIBOR plus a spread based on WRIT's public debt rating. All unpaid interest and principal could be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

On March 17, 1999, WRIT executed an amended and restated agreement extending the maturity date to March 17, 2002. Under the amended agreement, WRIT may choose either a Corporate Base Rate ("CBR") or a LIBOR advance. Both advances have interest rates based on the applicable rate plus a spread based on the most recent ratings from Moody's and/or S&P for WRIT's long-term unsecured debt.

This $25.0 million credit commitment requires WRIT to pay the lender an unused commitment fee at the rate of 0.375 percent per annum on the amount by which the $25.0 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 2000 and 1999, $25.0 million and $3.0 million, respectively, of this commitment was unused and available for subsequent acquisitions or capital improvements. This fee is paid quarterly. This commitment also contains certain financial and non-financial covenants including debt service coverage, net worth, and permitted indebtedness ratios, which WRIT has met as of December 31, 2000. In addition, this commitment requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

Credit Facility No. 2

WRIT had $0 and $11.0 million outstanding as of December 31, 2000 and 1999, respectively, related to Credit Facility No. 2.

The following advances have been made under this commitment:


    Advance             Date Paid               Amount                    2000          1999             1998
     Date                in Full            (In thousands)                Rate          Rate             Rate
-----------------    -----------------    ----------------           ----------     ----------       -------------
November 1997        February 1998                 $17,000                --              --              6.64%
November 1997        February 1998                  33,000                --              --              6.61%
May 1998             July 1999                      13,000                --            5.54%          5.54% -6.39%
June 1998            June 1999                       4,000                --            6.02%          6.02% -6.39%
Sept. - Nov. 1998    March -May 1999                27,000                --            5.85%             5.85%
Jan. - Sept. 1999    July - Sept. 1999              51,000                --            5.90%               --
Sept. - Nov. 1999    June  - Aug. 2000              11,000                --            6.72%               --
March 2000           November 2000                   2,000            7.45%-7.81%         --                --
May 2000             November 2000                   5,000            7.80%-7.81%         --                --
June 2000            November 2000                   7,000            6.64%-7.81%         --                --
August 2000          November 2000                   4,000            6.86%-7.51%         --                --
October 2000         November 2000                 $14,000               7.46%            --                --

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

This $50.0 million credit commitment requires WRIT to pay the lender an unused commitment fee ranging from 0.15 to 0.25 percent per annum based on WRIT's public debt rating. The fee is paid on the amount by which the $50.0 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 2000 and 1999, $50.0 million and $39.0 million, respectively, of this commitment was unused. This fee is paid quarterly in arrears. This commitment also contains certain financial covenants including cash flow to debt service, net worth, capitalization and permitted indebtedness ratios, which WRIT has met as of December 31, 2000.

Information related to short-term borrowings are as follows (in thousands):


                                                             2000             1999
                                                         ----------       -----------
      Maximum Amount Outstanding                           $54,000           $72,000
      Average Amount Outstanding                           $33,734           $50,847
      Weighted Average Interest Rate                          7.22%             5.93%

6. Senior and Medium-Term Notes Payable:

Senior Notes

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective
interest rate of 7.47 percent.    WRIT used the proceeds of these notes to repay
advances on its lines of credit and to finance acquisitions and capital improvements

Medium-Term Notes

On February 20, 1998, WRIT sold $50.0 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing
date (February 2008) of approximately 6.74 percent.    The net proceeds to WRIT
after deducting loan origination fees was $102.8 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings and related closed hedge settlements of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

On November 6, 2000, WRIT sold $55.0 million of 7.78 percent unsecured notes due November 2004. The notes bear an effective interest rate of 7.89 percent.
Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2000.

7. Dividends:

The following is a breakdown of the taxable percentage of WRIT's dividends for 2000, 1999 and 1998, respectively:

                               Ordinary Income             Return of Capital
                             --------------------        ---------------------
             2000                         100%                           0%
             1999                         100%                           0%
             1998                          98%                           2%

8. Share Options and Grants:

WRIT maintains an Incentive Stock Option Plan (the "Plan"), which includes qualified and non-qualified options. As of December 31, 2000, 1.8 million shares may be awarded to eligible employees. Under the Plan, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. Options may be granted under the Plan at any time prior to June 25, 2001. Activity under the Plan is summarized below:

                                              2000                           1999                           1998
                                     -------------------------     --------------------------     -------------------------
                                                     Wtd Avg                       Wtd Avg                        Wtd Avg
                                      Shares        Ex Price        Shares         Ex Price        Shares         Ex Price
                                     --------     ------------     --------     -------------     ---------     -----------
Outstanding at January 1            1,273,000        $15.87         806,000         $16.83         409,000         $15.93
Granted                               376,000         21.34         513,000          14.47         430,000          17.59
Exercised                              (6,000)        15.21         (12,000)         15.89          (8,000)         12.41
Expired                               (22,000)        14.74         (34,000)         17.28         (25,000)         16.76
Outstanding at December 31          1,621,000         17.16       1,273,000          15.87         806,000          16.83
Exercisable at December 31          1,008,000         16.31         560,000          16.54         288,000          15.90

The 1,008,000 exercisable options outstanding at December 31, 2000 have exercise prices between $12.41 and $21.34, with a weighted-average exercise price of $16.31 and a weighted average remaining contractual life of 7.6 years. The remaining 613,000 options have exercise prices between $14.47 and $21.34, with a weighted average exercise price of $18.56 and a weighted average remaining contractual life of 9.6 years.

WRIT accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro-forma amounts:


                                                                              2000                  1999                1998
                                                                        --------------          -----------         ------------
Net Income:                                 As Reported                      $45,139              $44,301              $41,064
                                            Pro-Forma                         44,214               43,419               40,240
Basic Earnings Per Share:                   As Reported                         1.26                 1.24                 1.15
                                            Pro-Forma                           1.24                 1.22                 1.13
Weighted-average fair value of options
 granted                                                                        2.46                 1.76                 1.92

Weighted-average assumptions:
  Expected lives (years)                                                           7                    7                    7
  Risk free interest rate                                                       5.49%                6.42%                5.09%
  Expected volatility                                                          17.57%               21.05%               19.21%
  Expected dividend yield                                                       5.85%                7.12%                6.27%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options.

WRIT has computed basic earnings per share. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 2000, 1999 and 1998.

During 2000 and 1999, WRIT issued 36,417 and 12,299 share grants, respectively, to executives and trustees of the Trust. The respective compensation expense was recorded based upon the share price at the grant date. The Board of Trustees awards share grants subject to Compensation Committee recommendations.

9. Benefit Plans:

During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which is intended to align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives, share options under the Incentive Share Option Plan and share grants under the Share Grant Plan based on financial performance of the Trust. The financial incentives to management are earned after WRIT has achieved a prescribed level of growth. This plan is effective from 1996 forward and is reviewed by the Board of Trustees' Compensation Committee each year. The amounts charged to expense for the share grants were $629.1 thousand, $183.2 thousand and $222.5 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

In 1997, WRIT implemented a Retirement Savings Plan (the "Savings Plan"). It was established so that participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan, and WRIT may, at its discretion, make a voluntary contribution to the Savings Plan.

WRIT maintained a noncontributory defined benefit pension plan for all eligible employees through December 31, 1995. At December 31, 1995, all benefit accruals under the plan were frozen and thus the projected benefit obligation ("PBO") and the accumulated benefit obligation ("ABO") became equal. WRIT terminated the plan as of December 31, 1999, and final participant distributions were made in July 2000.

The Trust adopted a split dollar life insurance plan for senior officers, excluding the President, Chief Executive Officer, in 2000. It is intended that the Trust will recover its costs from the life insurance policies at death prior to retirement, termination prior to retirement or at retirement age 65. It is intended that the cash values of the policy in excess of the Trust's interest can be used by the executive. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made by the Trust.

The Trust has adopted a non-qualified deferred compensation plan for the Chief Executive Officer. The plan allows for a deferral of a percentage of annual cash compensation. Compensation deferred will be credited with interest equal to the Trust's current cost of funds. As an incentive, if the Chief Executive Officer should remain employed by WRIT until age 70, the compensation deferred will be credited with an additional 2.5 percent per anum. In the event of death or retirement prior to age 70, the compensation plus interest can be paid in either a lump sum or in equal installments plus interest at the discretion of the plan participant. The plan is unfunded and payments are to be made from general assets of the Trust.

10.  Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 requires disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 2000.
The estimated fair value information presented is not necessarily indicative of amounts the Trust could realize currently in a market sale since the Trust may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2000, therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2000.

Cash and cash equivalents

Includes cash and commercial paper with remaining maturities of less than 90 days, which are valued at the carrying value.

Mortgage notes payable

Mortgage notes payable consist of instruments in which certain of the Trust's real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated based upon dealer quotes for instruments with similar terms and maturities.

Lines of credit payable

Lines of credit payable consist of bank facilities which the Trust uses for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value since the interest rate adjusts with the market. There were no outstanding balances due on the lines of credit at December 31, 2000.

Notes payable

Notes payable consists of $50 million, 7.125 %, 7 year unsecured notes due August 13, 2003, $50 million, 7.25%, 10 year unsecured notes due August 13, 2006, $50 million, 7.25%, 20 year unsecured notes due February 25, 2028, $60 million unsecured Mandatory Par Put Remarketed Securities with an effective yield of 6.74% and $55 million, 7.78%, 4 year unsecured notes due November 15, 2004. The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

-----------------------------------------------------------------------------------------
(In Thousands)                 2000                             1999
-----------------------------------------------------------------------------------------
                          Carrying                          Carrying
                          Value            Fair Value       Value          Fair Value
                          -----            ----------       -----          ----------
-----------------------------------------------------------------------------------------
Cash and cash
 equivalents              $  6,426         $  6,426         $  4,716       $  4,716
-----------------------------------------------------------------------------------------
Mortgage notes payable    $ 86,260         $ 87,493         $ 87,037       $ 84,520
-----------------------------------------------------------------------------------------
Lines of credit payable         -                -          $ 33,000       $ 33,000
-----------------------------------------------------------------------------------------
Notes payable             $265,000         $258,513         $210,000       $192,420
-----------------------------------------------------------------------------------------

11.  Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income during each of the next five years of approximately $91.5 million, $72.0 million, $54.6 million, $40.5 million, $27.1 million and $60.8 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $217,000, $425,000 and $462,000 in 2000, 1999 and 1998, respectively.

12. Contingencies:

In the normal course of business, WRIT is involved in various types of pending or unasserted claims. In the opinion of management, these claims will not have a material impact on the financial condition or future operations of the Trust.

13. Segment Information:

WRIT has four reportable segments: Office Buildings, Industrial, Multifamily and Retail Centers. Office Buildings, including medical office buildings, represent 53 percent of real estate rental revenue and provide office space for various types of businesses. Industrial represents 14 percent of real estate rental revenue and are used for warehousing and distribution. Multifamily properties represent 19 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area.
Retail Centers represent the remaining 14 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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


                                                                 2000
                                                            (in thousands)
                               ----------------------------------------------------------------------------
                                  Office                               Retail    Corporate
                                 Buildings   Industrial  Multifamily   Centers   and Other   Consolidated
                               -----------   ----------  -----------   -------   ---------   --------------
Real estate rental revenue        $ 70,885     $ 19,249      $26,234   $18,364    $     --       $134,732
Real estate expenses                21,118        3,997        9,258     3,943          --         38,316
                                  --------     --------      -------   -------    --------       --------
Operating income                    49,767       15,252       16,976    14,421          --         96,416
Depreciation and amortization       13,050        3,765        3,486     2,422          --         22,723
                                  --------     --------      -------   -------    --------       --------
Income from real estate             36,717       11,487       13,490    11,999          --         73,693
Other income                            --           --           --        --         943            943
Interest expense                    (1,630)          --       (4,329)     (637)    (18,935)       (25,531)
General and administrative              --           --           --        --      (7,533)        (7,533)
                                  --------     --------      -------   -------    --------       --------
Income before gain on sale
  of real estate                    35,087       11,487        9,161    11,362     (25,525)        41,572
                                  ========     ========      =======   =======    ========       ========
Gain on sale of real estate              -            -            -     3,567           -          3,567
Net income                        $ 35,087     $ 11,487      $ 9,161   $14,929    $(25,525)      $ 45,139
                                  ========     ========      =======   =======    ========       ========
Capital investments               $ 31,925     $  4,525      $ 3,613   $ 2,787    $    814       $ 43,664
                                  ========     ========      =======   =======    ========       ========
Total assets                      $342,745     $107,811      $79,622   $82,435    $ 19,434       $632,047
                                  ========     ========      =======   =======    ========       ========



                                                                   1999
                                                              (in thousands)
                               ----------------------------------------------------------------------------
                                  Office                               Retail    Corporate
                                 Buildings   Industrial  Multifamily   Centers   and Other   Consolidated
                               -----------   ----------  -----------   -------   ---------   --------------
Real estate rental revenue        $ 61,657     $ 16,196      $22,926   $18,196    $     --       $118,975
Real estate expenses                18,950        3,568        8,714     4,049          --         35,281
                                  --------     --------      -------   -------    --------       --------
Operating income                    42,707       12,628       14,212    14,147          --         83,694
Depreciation and amortization       10,979        3,301        2,915     2,395          --         19,590
                                  --------     --------      -------   -------    --------       --------
Income from real estate             31,728        9,327       11,297    11,752          --         64,104
Other income                            --           --           --        --         732            732
Interest expense                    (1,731)          --       (1,145)     (653)    (18,742)       (22,271)
General and administrative              --           --           --        --      (6,173)        (6,173)
                                  --------     --------      -------   -------    --------       --------
Income before gain on sale
  of real estate                    29,997        9,327       10,152    11,099     (24,183)        36,392
                                  ========     ========      =======   =======    ========       ========
Gain on sale of real estate          2,044        5,865            -         -           -          7,909
                                  ========     ========      =======   =======    ========       ========
Net income                        $ 32,041     $ 15,192      $10,152   $11,099    $(24,183)      $ 44,301
                                  ========     ========      =======   =======    ========       ========
Capital investments               $ 37,691     $ 19,591      $20,324   $ 2,049    $  1,216       $ 80,871
                                  ========     ========      =======   =======    ========       ========
Total assets                      $321,741     $105,177      $79,548   $84,041    $ 17,973       $608,480
                                  ========     ========      =======   =======    ========       ========

                                                                   1998
                                                              (in thousands)
                               --------------------------------------------------------------------------
                                   Office                              Retail   Corporate
                                 Buildings   Industrial  Multifamily  Centers   and Other   Consolidated
                               -----------   ----------  -----------  -------   ---------   -------------
Real estate rental revenue        $ 51,311      $13,547      $21,170  $17,569    $     --       $103,597
Real estate expenses                16,610        2,703        8,096    3,705          --         31,114
                                  --------      -------      -------  -------    --------       --------
Operating income                    34,701       10,844       13,074   13,864          --         72,483
Depreciation and amortization        8,447        2,330        2,581    2,041          --         15,399
                                  --------      -------      -------  -------    --------       --------
Income from real estate             26,254        8,514       10,493   11,823          --         57,084
Other income                            --           --           --       --         880            880
Interest expense                       (69)          --           --     (665)    (16,372)       (17,106)
General and administrative              --           --           --       --      (6,558)        (6,558)
                                  --------      -------      -------  -------    --------       --------
Income before gain on sale of
 real estate                        26,185        8,514       10,493   11,158     (22,050)        34,300
                                  --------      -------      -------  -------    --------       --------
Gain on sale of real estate             --        5,926           --      838          --          6,764
                                  --------      -------      -------  -------    --------       --------
Net income                        $ 26,185      $14,440      $10,493  $11,996    $(22,050)      $ 41,064
                                  ========      =======      =======  =======    ========       ========
Capital investments               $ 54,389      $34,706      $ 3,012  $ 8,755    $  1,967       $102,829
                                  ========      =======      =======  =======    ========       ========
Total assets                      $300,043      $90,077      $65,679  $84,198    $ 18,710       $558,707
                                  ========      =======      =======  =======    ========       ========


14.   Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes financial data by quarter for WRIT for 2000, 1999 and 1998.

                                                           Quarter
                                   -----------------------------------------------------------
                                      First         Second           Third            Fourth
                                   ----------     ----------       ---------       -----------
2000:
  Real estate rental revenue         $31,935        $33,350          $34,230           $35,217
  Net income                          10,910          9,963           12,793            11,473
  Net income per share*              $  0.31        $  0.28          $  0.36           $  0.32
1999:
  Real estate rental revenue         $27,654        $28,864          $29,566           $32,891
  Net income                          16,358          8,765            8,826            10,352
  Net income per share*              $  0.46        $  0.25          $  0.25           $  0.29
1998:
  Real estate rental revenue         $24,501        $25,413          $26,243           $27,440
  Net income                          14,499          8,351            8,277             9,937
  Net income per share*              $  0.41        $  0.23          $  0.23           $  0.28



   *Includes gain on the sale of real estate of $.04 and $.06 per share in the first and third quarters of 2000, $.22 per share in the first quarter of 1999 and $.16 and $.02 per share in share in the first and fourth quarters of 1998, respectively.

15.   Subsequent Event (Unaudited):

Subsequent to December 31, 2000, WRIT closed on the purchase of 1611 N. Clarendon Boulevard. On February 15, 2001, WRIT acquired this multifamily property for $1.5 million.

                                                                    SCHEDULE III


           WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
           --------------------------------------------------------

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
        ---------------------------------------------------------------

                                                              Initial Cost (b)                Net
                                                         --------------------------       Improvements
                                                                          Building        (Retirements)
                                                                            and              since
 Properties                         Location                Land        Improvements       Acquisition
-------------------------------     ------------------  -------------  -----------------   --------------
OFFICE BUILDINGS
10400 Connecticut Avenue            Maryland             $    222,000   $  1,691,000        $  3,701,000
1901 Pennsylvania Avenue            Washington, D.C.          892,000      3,481,000           6,126,000
51 Monroe Street                    Maryland                  840,000     10,869,000          10,213,000
7700 Leesburg Pike                  Virginia                3,670,000      4,000,000           6,544,000
515 King Street                     Virginia                4,102,000      3,931,000           1,380,000
The Lexington Building              Maryland                1,180,000      1,263,000             845,000
The Saratoga Building               Maryland                1,464,000      1,554,000           1,184,000
Brandywine Center                   Maryland                  718,000        735,000             727,000
Tycon Plaza II                      Virginia                3,262,000      7,243,000           2,469,000
Tycon Plaza III                     Virginia                3,255,000      7,794,000           2,379,000
6110 Executive Boulevard            Maryland                4,621,000     11,926,000           3,352,000
1220 19th Street                    Washington, D.C.        7,803,000     11,366,000             606,000
Maryland Trade Center I             Maryland                3,330,000     12,747,000           2,876,000
Maryland Trade Center II            Maryland                2,826,000      9,486,000           1,116,000
1600 Wilson Boulevard               Virginia                6,661,000     16,765,000           1,110,000
7900 Westpark Drive                 Virginia               12,049,000     71,825,000           2,233,000
8230 Boone Boulevard                Virginia                1,417,000      6,754,000             385,000
Woodburn Medical Park I (a)         Virginia                2,563,000     12,530,000             530,000
Woodburn Medical Park II (a)        Virginia                2,632,000     17,612,000             389,000
600 Jefferson Plaza                 Maryland                2,296,000     12,188,000             596,000
1700 Research Blvd.                 Maryland                1,847,000     11,106,000             171,000
Parklawn Plaza                      Maryland                  714,000      4,053,000             264,000
Wayne Plaza                         Maryland                1,564,000      6,266,000             132,000
Courthouse Square                   Virginia                       --     17,069,000              20,000
                                                           ----------    -----------          ----------
                                                           69,928,000    264,254,000          49,348,000
                                                           ----------    -----------          ----------
RETAIL CENTERS
Concord Centre                      Virginia                  413,000        850,000           2,978,000
Bradlee                             Virginia                4,152,000      5,383,000           6,896,000
Chevy Chase Metro Plaza             Washington, D.C.        1,549,000      4,304,000           3,209,000
Takoma Park                         Maryland                  415,000      1,085,000                  --
Westminster                         Maryland                  519,000      1,775,000           1,668,000
Wheaton Park                        Maryland                  796,000        857,000           3,253,000
Montgomery Village Center           Maryland               11,625,000      9,105,000           1,076,000
Shoppes of Foxchase                 Virginia                5,838,000      2,980,000           1,409,000
Frederick County Square (a)         Maryland                6,561,000      6,830,000           1,331,000
South Washington St.                Virginia                2,904,000      4,626,000             513,000
                                                           ----------    -----------          ----------
                                                           34,772,000     37,795,000          22,333,000
                                                           ----------    -----------          ----------


                                      Gross Amounts at which carried at
                                              December 31, 2000                    Accumulated
                                    --------------------------------------------   Depreciation
                                                       Buildings                      at
                                                         and                       December 31,    Year of        Date of
Properties                             Land           Improvements    Total(c)         2000      Construction    Acquisition
---------------------------         -------------     ------------  ------------   ------------  ------------  ---------------
OFFICE BUILDINGS
10400 Connecticut Avenue            $     222,000     $  5,392,000  $  5,614,000   $  2,239,000          1965  August      1979
1901 Pennsylvania Avenue                  892,000        9,607,000    10,499,000      5,100,000          1960  May         1977
51 Monroe Street                          840,000       21,082,000    21,922,000      8,733,000          1975  August      1979
7700 Leesburg Pike                      3,670,000       10,544,000    14,214,000      2,199,000          1976  October     1990
515 King Street                         4,102,000        5,311,000     9,413,000        999,000          1966  July        1992
The Lexington Building                  1,180,000        2,108,000     3,288,000        416,000          1970  November    1993
The Saratoga Building                   1,464,000        2,738,000     4,202,000        633,000          1977  November    1993
Brandywine Center                         718,000        1,462,000     2,180,000        299,000          1969  November    1993
Tycon Plaza II                          3,262,000        9,712,000    12,974,000      1,665,000          1981  June        1994
Tycon Plaza III                         3,255,000       10,173,000    13,428,000      1,770,000          1978  June        1994
6110 Executive Boulevard                4,621,000       15,278,000    19,899,000      3,412,000          1971  January     1995
1220 19th Street                        7,803,000       11,972,000    19,775,000      2,203,000          1976  November    1995
Maryland Trade Center I                 3,330,000       15,623,000    18,953,000      2,653,000          1981  May         1996
Maryland Trade Center II                2,826,000       10,602,000    13,428,000      1,751,000          1984  May         1996
1600 Wilson Boulevard                   6,661,000       17,875,000    24,536,000      2,019,000          1973  October     1997
7900 Westpark Drive                    12,049,000       74,058,000    86,107,000      7,295,000    1972/1986/  November    1997
                                                                                                         1999
8230 Boone Boulevard                    1,417,000        7,139,000     8,556,000        546,000          1981  September   1998
Woodburn Medical Park I (a)             2,563,000       13,060,000    15,623,000        929,000          1984  November    1998
Woodburn Medical Park II (a)            2,632,000       18,001,000    20,633,000      1,312,000          1988  November    1998
600 Jefferson Plaza                     2,296,000       12,784,000    15,080,000        718,000          1985  May         1999
1700 Research Blvd.                     1,847,000       11,277,000    13,124,000        619,000          1982  May         1999
Parklawn Plaza                            714,000        4,317,000     5,031,000        160,000          1986  November    1999
Wayne Plaza                             1,564,000        6,398,000     7,962,000        132,000          1970  May         2000
Courthouse Square                              --       17,089,000    17,089,000        119,000          1979  October     2000
                                      -----------     ------------   -----------    -----------
                                       69,928,000      313,602,000   383,530,000     47,921,000
                                      -----------     ------------   -----------    -----------
RETAIL CENTERS
Concord Centre                            413,000        3,828,000     4,241,000      1,542,000          1960  December    1973
Bradlee                                 4,152,000       12,279,000    16,431,000      3,806,000          1955  December    1984
Chevy Chase Metro Plaza                 1,549,000        7,513,000     9,062,000      2,193,000          1975  September   1985
Takoma Park                               415,000        1,085,000     1,500,000        832,000          1962  July        1963
Westminster                               519,000        3,443,000     3,962,000      2,127,000          1969  September   1972
Wheaton Park                              796,000        4,110,000     4,906,000      1,096,000          1967  September   1977
Montgomery Village Center              11,625,000       10,181,000    21,806,000      1,674,000          1969  December    1992
Shoppes of Foxchase                     5,838,000        4,389,000    10,227,000        716,000          1960  June        1994
Frederick County Square (a)             6,561,000        8,161,000    14,722,000      1,585,000          1973  August      1995
South Washington St.                    2,904,000        5,139,000     8,043,000        346,000          1959  June        1998
                                      -----------     ------------   -----------    -----------
                                       34,772,000       60,128,000    94,900,000     15,917,000
                                      -----------     ------------   -----------    -----------

                                                         Net Rentable                        Depreciation
Properties                                              Square Feet (e)        Units            Life(d)
--------------------------------                        ---------------       -------        ------------
OFFICE BUILDINGS
10400 Connecticut Avenue                                   65,000                             31 Years
1901 Pennsylvania Avenue                                   97,000                             28 Years
51 Monroe Street                                          210,000                             41 Years
7700 Leesburg Pike                                        145,000                             50 Years
515 King Street                                            78,000                             50 Years
The Lexington Building                                     47,000                             50 Years
The Saratoga Building                                      59,000                             50 Years
Brandywine Center                                          35,000                             50 Years
Tycon Plaza II                                            131,000                             50 Years
Tycon Plaza III                                           152,000                             50 Years
6110 Executive Boulevard                                  199,000                             30 Years
1220 19th Street                                          104,000                             30 Years
Maryland Trade Center I                                   191,000                             30 Years
Maryland Trade Center II                                  159,000                             30 Years
1600 Wilson Boulevard                                     167,000                             30 Years
7900 Westpark Drive                                       527,000                             30 Years

8230 Boone Boulevard                                       58,000                             30 Years
Woodburn Medical Park I (a)                                71,000                             30 Years
Woodburn Medical Park II (a)                               96,000                             30 Years
600 Jefferson Plaza                                       115,000                             30 Years
1700 Research Blvd.                                       103,000                             30 Years
Parklawn Plaza                                             40,000                             30 Years
Wayne Plaza                                                91,000                             30 Years
Courthouse Square                                         113,000                             30 Years
                                                        ---------
                                                        3,053,000
                                                        ---------
RETAIL CENTERS
Concord Centre                                             76,000                             33 Years
Bradlee                                                   168,000                             40 Years
Chevy Chase Metro Plaza                                    51,000                             50 Years
Takoma Park                                                59,000                             50 Years
Westminster                                               165,000                             37 Years
Wheaton Park                                               71,000                             49 Years
Montgomery Village Center                                 196,000                             50 Years
Shoppes of Foxchase                                       128,000                             50 Years
Frederick County Square (a)                               233,000                             30 Years
South Washington St.                                       51,000                             30 Years
                                                        ---------
                                                        1,198,000
                                                        ---------

                                                                    SCHEDULE III
                                                                     (CONTINUED)

           WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
           --------------------------------------------------------

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
        ---------------------------------------------------------------

                                                              Initial Cost (b)                Net
                                                         --------------------------       Improvements
                                                                          Building        (Retirements)
                                                                            and              since
 Properties                         Location                Land        Improvements       Acquisition
-------------------------------     ------------------  -------------  -----------------   --------------
APARTMENT BUILDINGS
Country Club Towers (a)             Virginia             $    299,000   $  2,562,000        $  2,686,000
Munson Hill Towers (a)              Virginia                  322,000      3,337,000           5,414,000
Park Adams (a)                      Virginia                  287,000      1,654,000           3,705,000
Roosevelt Towers (a)                Virginia                  336,000      1,996,000           2,124,000
3801 Connecticut Avenue             Washington, D.C.          420,000      2,678,000           4,512,000
The Ashby at McLean (a)             Virginia                4,356,000     17,102,000           2,782,000
Walker House Apartments             Virginia                2,851,000      7,946,000           1,316,000
Bethesda Hill                       Maryland                3,900,000     13,412,000           2,691,000
Avondale (a)                        Maryland                3,460,000      9,244,000             750,000
                                                         ------------   ------------        ------------
                                                           16,231,000     59,931,000          25,980,000
                                                         ------------   ------------        ------------
INDUSTRIAL PROPERTIES
Pepsi-Cola                          Maryland                  760,000      1,792,000           1,559,000
Capitol Freeway Center              Washington, D.C.          300,000      1,205,000           2,543,000
Fullerton                           Virginia                  950,000      3,317,000             806,000
Charleston Business Center          Maryland                2,045,000      2,091,000             293,000
Tech 100 Industrial Park            Maryland                2,086,000      4,744,000             526,000
Crossroads Distribution Center      Maryland                  894,000      1,946,000             140,000
The Alban Business Center           Virginia                  878,000      3,298,000             377,000
The Earhart Building                Virginia                  916,000      4,129,000             749,000
Ammendale Technology Park I         Maryland                1,335,000      6,492,000             908,000
Ammendale Technology Park II        Maryland                  862,000      5,025,000             375,000
Pickett Industrial Park             Virginia                3,300,000      4,920,000           1,515,000
Northern VA Industrial Park         Virginia                4,971,000     25,670,000           5,370,000
8900 Telegraph Road                 Virginia                  372,000      1,489,000             105,000
Dulles South IV                     Virginia                  913,000      5,997,000              67,000
Sully Square                        Virginia                1,052,000      6,506,000             133,000
Amvax                               Virginia                  246,000      1,974,000                  --
                                                         ------------   ------------        ------------
                                                           21,880,000     80,595,000          15,466,000
                                                         ------------   ------------        ------------
          Totals                                         $142,811,000   $442,575,000        $113,127,000
                                                         ============   ============        ============

                                                                                 Accumulated
                                         Gross Amounts at which carried at       Depreciation
                                                December 31, 2000                   at
                                    ------------------------------------------   December 31,   Year of           Date of
Properties                             Land         Improvements     Total(c)       2000       Construction      Acquisition
--------------------------------    ------------    ------------  ------------   ------------  ------------  -------------------
APARTMENT BUILDINGS
Country Club Towers (a)             $    299,000    $  5,248,000  $  5,547,000   $  3,320,000          1965  July           1969
Munson Hill Towers (a)                   322,000       8,751,000     9,073,000      4,747,000          1963  January        1970
Park Adams (a)                           287,000       5,359,000     5,646,000      2,695,000          1959  January        1969
Roosevelt Towers (a)                     336,000       4,120,000     4,456,000      2,502,000          1964  May            1965
3801 Connecticut Avenue                  420,000       7,190,000     7,610,000      4,227,000          1951  January        1963
The Ashby at McLean (a)                4,356,000      19,884,000    24,240,000      2,883,000          1982  August         1996
Walker House Apartments                2,851,000       9,262,000    12,113,000      1,384,000          1971  March          1996
Bethesda Hill                          3,900,000      16,103,000    20,003,000      1,587,000          1986  November       1997
Avondale (a)                           3,460,000       9,994,000    13,454,000        505,000          1987  September      1999
                                     -----------    ------------  ------------   ------------
                                      16,231,000      85,911,000   102,142,000     23,850,000
                                     -----------    ------------  ------------   ------------
INDUSTRIAL DISTRIBUTION PROPERTIES
Pepsi-Cola                               760,000       3,351,000     4,111,000        911,000          1971  October        1987
Capitol Freeway Center                   300,000       3,748,000     4,048,000      1,961,000          1940  July           1974
Fullerton                                950,000       4,123,000     5,073,000      1,393,000          1980  September      1985
Charleston Business Center             2,045,000       2,384,000     4,429,000        398,000          1973  November       1993
Tech 100 Industrial Park               2,086,000       5,270,000     7,356,000      1,096,000          1990  May            1995
Crossroads Distribution Center           894,000       2,086,000     2,980,000        383,000          1987  December       1995
The Alban Business Center                878,000       3,675,000     4,553,000        604,000          1981  October        1996
The Earhart Building                     916,000       4,878,000     5,794,000        659,000          1987  December       1996
Ammendale Technology Park I            1,335,000       7,400,000     8,735,000      1,055,000          1985  February       1997
Ammendale Technology Park II             862,000       5,400,000     6,262,000        718,000          1986  February       1997
Pickett Industrial Park                3,300,000       6,435,000     9,735,000        571,000          1973  October        1997
Northern VA Industrial Park            4,971,000      31,040,000    36,011,000      2,460,000     1968/1991  May            1998
8900 Telegraph Road                      372,000       1,594,000     1,966,000        154,000          1985  September      1998
Dulles South IV                          913,000       6,064,000     6,977,000        395,000          1988  January        1988
Sully Square                           1,052,000       6,639,000     7,691,000        375,000          1966  April          1999
Amvax                                    246,000       1,974,000     2,220,000         85,000          1966  September      1999
                                    ------------    ------------  ------------   ------------
                                      21,880,000      96,061,000   117,941,000     13,218,000
                                    ------------    ------------  ------------   ------------
          Totals                    $142,811,000    $555,702,000  $698,513,000   $100,906,000
                                    ============    ============  ============   ============

                                                       Net Rentable                          Depreciation
Properties                                            Square Feet (e)         Units             Life(d)
--------------------------------                      ---------------        -------         ------------
APARTMENT BUILDINGS
Country Club Towers (a)                                  276,000                227          35 Years
Munson Hill Towers (a)                                   340,000                279          33 Years
Park Adams (a)                                           210,000                200          35 Years
Roosevelt Towers (a)                                     229,000                191          40 Years
3801 Connecticut Avenue                                  242,000                307          30 Years
The Ashby at McLean (a)                                  349,000                250          30 Years
Walker House Apartments                                  148,000                196          30 Years
Bethesda Hill                                            226,000                195          30 Years
Avondale (a)                                             162,000                237          40 Years
                                                       ---------              -----
                                                       2,182,000              2,082
                                                       ---------              -----
INDUSTRIAL PROPERTIES
Pepsi-Cola                                                69,000                             40 Years
Capitol Freeway Center                                   145,000                             25 Years
Fullerton                                                103,000                             50 Years
Charleston Business Center                                85,000                             50 Years
Tech 100 Industrial Park                                 167,000                             30 Years
Crossroads Distribution Center                            85,000                             30 Years
The Alban Business Center                                 87,000                             30 Years
The Earhart Building                                      92,000                             30 Years
Ammendale Technology Park I                              167,000                             30 Years
Ammendale Technology Park II                             108,000                             30 Years
Pickett Industrial Park                                  246,000                             30 Years
Northern VA Industrial Park                              790,000                             30 Years
8900 Telegraph Road                                       32,000                             30 Years
Dulles South IV                                           83,000                             30 Years
Sully Square                                              95,000                             30 Years
Amvax                                                     31,000                             30 Years
                                                       ---------             ------
                                                       2,385,000                 --
                                                       ---------             ------
          Totals                                       8,818,000              2,082
                                                       =========             ======

Notes:
(a) At December 31, 2000, WRIT was obligated under the following mortgage encumbrances: $13,700,000 on the Ashby, $8,508,000 on Avondale, $7,755,000
    on Country Club Towers, $6,993,000 on Frederick County Square, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $8,870,000 on Woodburn Medical Park I and $11,889,000 on Woodburn Medical Park II.

(b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management's determination of the relative values.

(c) At December 31, 2000, total land, buildings and improvements are carried at $587,000,000 for federal income tax purposes.

(d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

(e) Residential properties are presented in gross square feet.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                 (In thousands)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2000, 1999 and 1998:

                                                                              Years Ended December 31
                                                                      2000              1999           1998
                                                                   ----------        ----------     ----------
Real Estate Assets
  Balance, beginning of period                                      $661,870         $598,874        $504,315
  Additions - property acquisitions                                   26,581           56,837          82,210
            - improvements                                            16,268           23,491          18,652
  Deductions - write-off of fully depreciated assets                  (1,765)              --              --
  Deductions - property sales                                         (4,441)         (17,332)         (6,303)
                                                                    --------         --------        --------
  Balance, end of period                                            $698,513         $661,870        $598,874
                                                                    ========         ========        ========
Accumulated Depreciation
  Balance, beginning of period                                      $ 83,574         $ 68,301        $ 56,015
  Additions - depreciation                                            21,375           18,654          14,566
  Deductions - write-off of fully depreciated assets                  (1,765)              --              --
  Deductions - property sales                                         (2,278)          (3,381)         (2,280)
                                                                    --------         --------        --------
  Balance, end of period                                            $100,906         $ 83,574        $ 68,301
                                                                    ========         ========        ========