Form 10-Q
period 2001-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2001-05-14
CIK 104894

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR QUARTER ENDED MARCH 31, 2001        COMMISSION FILE NO. 1-6622
                         --------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


             MARYLAND                             53-0261100
 ------------------------------                  -------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)              Identification Number)


               6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND 20852
               ---------------------------------------------------
               (Address of principal executive office)  (Zip code)

       Registrant's telephone number, including area code (301) 984-9400
                                                          --------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  35,780,869


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                  YES     X      NO
                       -------      -------

================================================================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST


                                     INDEX



                                                                                Page
                                                                               ----
Part I:  Financial Information
         ---------------------

      Item l. Financial Statements
              Consolidated Balance Sheets                                        3
              Consolidated Statements of Income                                  4
              Consolidated Statement of Changes in Shareholders' Equity          5
              Consolidated Statements of Cash Flows                              6
              Notes to Financial Statements                                      7

      Item 2. Management's Discussion and Analysis                              14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk        14


Part II: Other Information
         -----------------

      Item l. Legal Proceedings                                                 18

      Item 2. Changes in Securities                                             18

      Item 3. Defaults upon Senior Securities                                   18

      Item 4. Submission of Matters to a Vote of Security Holders               18

      Item 5. Other Information                                                 18

      Item 6. Exhibits and Reports on Form 8-K                                  18

      Signatures                                                                19

                                     Part I

                             FINANCIAL INFORMATION
                             ---------------------

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2000 included in the Trust's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                    Part I

                         Item I. Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except per share amounts)


                                                                           (Unaudited)
                                                                            March 31,              December 31,
                                                                               2001                     2000
                                                                           ------------            ------------
Assets
  Real estate at cost                                                     $ 702,157                 $ 698,513
  Accumulated depreciation                                                 (106,626)                 (100,906)
                                                                          ---------                 ---------
          Total investment in real estate                                   595,531                   597,607

  Cash and cash equivalents                                                   5,075                     6,426
  Rents and other receivables, net of allowance for doubtful
      accounts of $1,881 and $1,743, respectively                             9,555                     8,427
  Prepaid expenses and other assets                                          19,617                    19,587
                                                                          ---------                 ---------
                                                                          $ 629,778                 $ 632,047
                                                                          =========                 =========
Liabilities
  Accounts payable and other liabilities                                  $  10,818                 $  13,048
  Tenant security deposits                                                    5,526                     5,624
  Advance rents                                                               1,839                     1,901
  Mortgage notes payable                                                     86,057                    86,260
  Lines of credit payable                                                         -                         -
  Notes payable                                                             265,000                   265,000
                                                                          ---------                 ---------
                                                                            369,240                   371,833
                                                                          ---------                 ---------
Minority interest                                                             1,571                     1,558
                                                                          ---------                 ---------
Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized: 35,781 and 35,740 shares issued
   and outstanding at March 31, 2001 and December 31,
   2000, respectively                                                           358                       357
  Additional paid-in capital                                                258,609                   258,299
                                                                          ---------                 ---------
                                                                            258,967                   258,656
                                                                          ---------                 ---------
                                                                          $ 629,778                 $ 632,047
                                                                          =========                 =========

See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, except per share amounts)
                                  (Unaudited)



                                                             Three Months Ended March 31,
                                                            -------------------------------
                                                             2001                   2000
                                                           --------                -------
Real estate rental revenue                                 $ 35,324                $31,935
Real estate expenses                                        (10,239)                (9,372)
                                                           --------                -------
Operating income                                             25,085                 22,563
Depreciation and amortization                                (6,214)                (5,430)
                                                           --------                -------
Income from real estate                                      18,871                 17,133
Other income                                                    199                    149
Interest expense                                             (6,676)                (6,090)
General and administrative                                   (1,666)                (1,780)
                                                           --------                -------
Income before gain on sale of real estate                    10,728                  9,412
                                                           --------                -------
Gain on sale of real estate                                       -                  1,498
                                                           --------                -------
Net Income                                                 $ 10,728                $10,910
                                                           ========                =======
Per share information based on the
     weighted average number
     of shares outstanding

     Shares--Basic                                           35,778                 35,734
     Shares--Diluted                                         36,164                 35,763

Income before gain on sale of real estate - Basic          $   0.30                $  0.26
                                                           ========                =======
Income before gain on sale of real estate - Diluted        $   0.30                $  0.26
                                                           ========                =======
     Net income per share--Basic                           $   0.30                $  0.31
                                                           ========                =======
     Net income per share--Diluted                         $   0.30                $  0.31
                                                           ========                =======
Dividends paid                                             $ 0.3125                $0.2925
                                                           ========                =======


See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                (In Thousands)
                                  (Unaudited)



                                                                          Additional            Shareholders'
                                       Shares         Par Value         Paid in Capital            Equity
                                       ------         ---------         -------------            ----------
Balance, December 31, 2000             35,740           $357               $258,299                $258,656
Net income                                                                  10,728                  10,728
Dividends                                                                   (11,182)                (11,182)
Share Options Exercised
     and Share Grants                      41              1                    764                     765
                                        ------           ----              --------                --------
 Balance, March 31, 2001                35,781           $358              $258,609                $258,967
                                        ======           ====              ========                ========



See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                                    (Unaudited)
                                                                                            Three Months Ended March 31,
                                                                                            2001                      2000
                                                                                          -------                   --------

Cash Flow From Operating Activities
  Net income                                                                             $ 10,728                   $ 10,910
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                                                   -                     (1,498)
  Depreciation and amortization                                                             6,214                      5,430
  (Increases) decreases in other assets                                                    (1,609)                       467
  Changes in other liabilities                                                             (1,676)                    (3,589)
                                                                                          -------                   --------
    Net cash provided by operating activities                                              13,657                     11,720
                                                                                          -------                   --------
Cash Flow From Investing Activities
  Capital improvements to real estate                                                      (2,125)                    (3,016)
  Non-real estate capital improvements                                                        (43)                      (122)
  Real estate acquisitions                                                                 (1,520)                    (1,358)
  Cash received for sale of real estate                                                         -                      2,456
                                                                                          -------                   --------
    Net cash used in investing activities                                                  (3,688)                    (2,040)
                                                                                          -------                   --------
Cash Flow From Financing Activities
  Dividends paid                                                                          (11,182)                   (10,452)
  Borrowings -  Lines of credit                                                                 -                      2,000
  Repayments -  Lines of credit                                                                 -                          -
  Principal payments -  Mortgage note payable                                                (202)                      (187)
  Share options exercised                                                                      64                        157
                                                                                          -------                   --------
    Net cash used by financing activities                                                 (11,320)                    (8,482)
                                                                                          -------                   --------
Net increase (decrease) in cash and cash equivalents                                       (1,351)                     1,198
Cash and cash equivalents at beginning of year                                              6,426                      4,716
                                                                                          -------                   --------
Cash and cash equivalents at end of period                                               $  5,075                   $  5,914
                                                                                         ========                   ========
Supplemental disclosure of cash flow information:
Cash paid for interest during the three months ended                                     $  9,090                   $  9,694
  March 31, 2001                                                                         ========                   ========


See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1: NATURE OF BUSINESS
--------------------------

Washington Real Estate Investment Trust ("WRIT" or the "Trust"), a Maryland real estate investment trust, is a self-administered, self managed, qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the greater Washington - Baltimore region.

WRIT operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes at least 90% of its taxable income to its shareholders each year (95% for years prior to 2001), and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives
not exceeding 50 years.   All capital improvement expenditures associated with
replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized using the straight-line method over the shorter of the useful life or the term of the lease. Maintenance and repair costs are charged to expense as incurred.

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is generally assessed through comparison of amortized value to fair value. No such losses have been recorded during 2001 or 2000.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                 March 31, 2001
                                                 (in thousands)
                                              ---------------------
Office buildings                                          $385,230
Industrial centers                                         117,857
Multifamily                                                104,114
Retail centers                                              94,956
                                                          --------
                                                          $702,157
                                                          ========


WRIT acquired the following property during 2001:


                                                                                                    Purchase Contract
                             Property              Property            Rentable Square                   Cost (in
  Acquisition Date             Name                  Type                  Feet            Units        thousands)
  ----------------             ----                  ----                  ----            -----        ----------
February 15, 2001       1611 N. Clarendon           Multifamily        10,640                14          $1,500


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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



Annual maturities of principal as of March 31, 2001 are as follows:

                                       (in thousands)

2001                                         $   631
2002                                             903
2003                                           7,368
2004                                             820
2005                                          26,335
Thereafter                                    50,000
                                             -------
Total                                        $86,057
                                             =======


NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------

As of March 31, 2001, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million, with $0 outstanding under the credit commitments leaving $75 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50 million credit commitment but is subject to a yield maintenance obligation on the $25 million credit commitment.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow as well as non-financial covenants, all of which WRIT has met as of March 31, 2001.

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

On February 20, 1998, WRIT sold $50 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February
2008) of approximately 6.74 percent. The net proceeds to WRIT after deducting loan origination fees was $102.7

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings and closed hedge settlements of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

On November 6, 2000, WRIT sold $55.0 million of 7.78 percent unsecured notes due November 2004. The notes bear an effective interest rate of 7.89 percent.
Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2001.

NOTE 7: SEGMENT INFORMATION
---------------------------

WRIT has four reportable segments: Office Buildings, Industrial Centers, Multifamily and Retail Centers. Office Buildings represent 53 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Centers represent 14 percent of real estate rental revenue and are used for warehousing and distribution. Multifamily represents 19 percent of real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 14 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001





                                                                     (in thousands)
                                                          Three Months Ended March 31, 2001
                                                          ----------------------------------
                                                        Industrial                   Retail    Corporate and
                                   Office Buildings       Centers     Multifamily   Centers        Other      Consolidated
                                   ----------------     ---------     -----------   -------        -----      ------------
Real estate rental revenue              $ 18,828        $  4,997       $ 6,696      $ 4,803        $     -       $ 35,324
Real estate expenses                      (5,677)         (1,208)       (2,348)      (1,006)             -        (10,239)
                                         -------        --------        ------       ------        -------       --------
Operating income                          13,151           3,789         4,348        3,797              -         25,085
Depreciation and amortization             (3,451)         (1,020)         (935)        (582)          (226)        (6,214)
                                         -------        --------        ------       ------        -------       --------
Income from real estate                    9,700           2,769         3,413        3,215           (226)        18,871
Other income                                   -               -             -            -            199            199
Interest expense                            (336)              -        (1,080)        (157)        (5,103)        (6,676)
General and administrative                     -               -             -            -         (1,666)        (1,666)
                                        --------        --------        ------       ------        -------       --------
Income before gain on sale of
 real estate                            $  9,364        $  2,769       $ 2,333      $ 3,058        $(6,796)      $ 10,728
                                        ========        ========       =======      =======        =======       ========
 Capital investments                    $  1,661        $    (74) (1)  $ 1,995      $    63        $    43       $  3,688
                                        ========        ========       =======      =======        =======       ========
 Total assets                           $341,542        $107,267       $80,538      $81,942        $18,489       $629,778
                                        ========        ========       =======      =======        =======       ========

(1) This credit reflects a reimbursable tenant improvement reclassified to Other Receivables in first quarter 2001. The funding of this improvement by WRIT occurred during 2000 and 2001.




                                                                     (in thousands)
                                                          Three Months Ended March 31, 2000
                                                          ----------------------------------
                                                       Industrial                    Retail     Corporate and
                                 Office Buildings       Centers     Multifamily     Centers         Other      Consolidated
                                 ----------------    ------------   -----------    ---------    -------------  ------------
Real estate rental revenue          $ 16,695           $  4,315       $ 6,400       $ 4,525        $     -       $ 31,935
Real estate expenses                  (4,977)            (1,022)       (2,340)       (1,033)             -          9,372
                                    --------           --------        ------        ------         ------       --------
Operating income                      11,718              3,293         4,060         3,492              -         22,563
Depreciation and amortization         (3,082)              (915)         (849)         (584)             -          5,430
                                    --------           --------        ------        ------         ------       --------
Income from real estate                8,636              2,378         3,211         2,908              -         17,133
Other income                               -                  -             -             -            149            149
Interest expense                        (343)                 -        (1,084)         (161)        (4,502)        (6,090)
General and administrative                 -                  -             -             -         (1,780)        (1,780)
                                    --------           --------        ------        ------         ------       --------
Income before gain on sale of
 real estate                        $  8,293           $  2,378       $ 2,127       $ 2,747        $(6,133)      $  9,412
                                    ========           ========       =======       =======        =======       ========
Capital investments                 $  2,438           $    893       $   559       $ 1,617        $   134       $  5,641
                                    ========           ========       =======       =======        =======       ========
Total assets                        $320,024           $105,254       $79,237       $83,925        $18,878       $607,318
                                    ========           ========       =======       =======        =======       ========

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001




NOTE 8: SUBSEQUENT EVENT
------------------------

On April 21, 2001, WRIT acquired One Central Plaza for a purchase price of $44.4 million. This 274,000 square foot office space was financed through a $43.0 million advance on the unsecured lines of credit discussed in Note 5.

On April 24, 2001, WRIT completed a public offering of 2,300,000 Shares of Beneficial Interest priced at $22.15 per share. $43.0 million of the $48.2 million net proceeds from the sale of the shares was used to repay the $43.0 million borrowing related to the acquisition of One Central Plaza. On May 3, 2001, the underwriter exercised an over-allotment option to increase the offering by an additional 235,000 shares at $22.15 per share. This additional sale closed on May 8, 2001 and resulted in net proceeds of $4.9 million to the Trust.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include the economic health of WRIT's tenants, the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, the supply of competing properties, inflation, consumer confidence, unemployment rates, consumer tastes and preferences, stock price and interest rate fluctuations, WRIT's future capital requirements, competition, compliance with applicable laws, including those concerning the environment and access by persons with disabilities, weather conditions and the effects of changes in capital availability to the technology and biotechnology sectors of the economy.


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended March 31,
-----------------------------------------------------------------------------
2001 Compared to the Three Months Ended March 31, 2000
------------------------------------------------------

Total revenues for the first quarter of 2001 increased 10.6% ($3.4 million) to $35.3 million from $31.9 million in the first quarter of 2000. Operating income increased 11.2% ($2.5 million) to $25.1 million from $22.3 million in the first quarter of 2000.

For the first quarter of 2001, WRIT's office buildings had increases of 12.8% in revenues and 12.2% in operating income, respectively, over the first quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income, the acquisition of Wayne Plaza in May 2000 and the acquisition of Courthouse Square in October 2000. Comparing those office buildings owned by WRIT for the entire first quarters of 2000 and 2001, revenue and operating income increased 5.9% and 6.3%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates and occupancy across the sector. This operating income increase was partially offset by an increase of $0.7 million in real estate expenses during first quarter 2001, principally due to higher operating expenses and higher real estate taxes. Occupancy levels increased to 98.3% in first quarter 2001 from 97.2% in first quarter 2000.

For the first quarter of 2001, WRIT's industrial distribution center revenues and operating income increased 15.8% and 15.1%, respectively, over the first quarter of 2001. These increases were primarily due to increased core portfolio revenues and operating income. Comparing those industrial distribution centers owned by WRIT for the entire first quarter of 2000 and 2001, revenue and operating income increased by 12.8% and 15.8%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy. Occupancy rates improved significantly to 98.4% in the first quarter of 2001 from 95.4% in the first quarter of 2000. This operating income increase was partially offset by a $0.2 million increase in real estate expenses during first quarter 2001.

For the first quarter of 2001, WRIT's multifamily revenues and operating income increased 4.6% and 7.1%, respectively, over the first quarter of 2000. These increases were primarily due to increased rental rates in WRIT's core portfolio. Comparing those apartment buildings owned by WRIT for the entire first quarter of 2000 and 2001, revenue and operating income increased by 7.5% and 4.6%, respectively. Real estate expenses remained essentially unchanged, increasing 0.4% during first quarter 2001. Occupancy rates decreased from 97.1% in the first quarter of 2000 to 94.9% in the first quarter of 2001.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


For the first quarter of 2001, WRIT's retail center revenues and operating income increased 6.1% and 8.7%, respectively, over the first quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income, offset in part by the February 2000 sale of Prince William Plaza and the August 2000 sale of Clairmont Center. Comparing those shopping centers owned by WRIT for the entire first quarter of 2000 and 2001, revenue and operating income increased by 9.3% and 10.8%, respectively. These increases were primarily due to increased rental rates and an increase in occupancy from 94.9% in the first quarter of 2000 to 96.0% in the first quarter of 2001. Operating income also increased due to a 2.6% decrease in real estate expenses during first quarter 2001, primarily as a result of the Prince William and Clairmont Center disposals.


OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended March 31,
--------------------------------------------------------------------------------
2001 Compared to the Three Months Ended March 31, 2000
------------------------------------------------------


Real estate expenses increased $0.9 million or 9.3% to $10.2 million for the first quarter of 2001 as compared to $9.4 million for the first quarter of 2000. This increase was primarily due to expenses relating to $26.5 million of properties acquired in 2000, higher real estate taxes and a 5.9% increase in core portfolio operating expense, partially offset by the impact of the $6.2 million of properties sold throughout 2000.

Depreciation and amortization expense increased $0.8 million or 14.4% to $6.2 million for the first quarter of 2001 as compared to $5.4 million for the first quarter of 2000. This was primarily due to the impact of $26.5 million of acquisitions throughout 2000, and 2000 and year to date 2001 capital and tenant improvement expenditures, which totaled $16.3 million and $3.2 million, respectively. This amount was partially offset by dispositions of $6.2 million throughout 2000.

Total interest expense was $6.7 million for the first quarter of 2001 as compared to $6.1 million for the first quarter of 2000. This increase was primarily attributable to the issuance of $55.0 of medium term notes in
November 2000, net of interest savings on the line of credit borrowings paid off
with the proceeds of this note.   For the first quarter of 2001, notes payable
interest expense was $5.0 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.1 million. For the first quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.6 million.

General and administrative expenses decreased $0.1 million to $1.7 million for the first quarter of 2001 as compared to $1.8 million for the first quarter of 2000. The change was primarily attributable to a reduction in compensation related expenses, principally related to changes in executive compensation structure, offset by the amortization of internal leasing commissions and overhead costs. For the first quarter of 2001, general and administrative expenses as a percentage of revenue were 4.7% as compared to 5.6% for the first quarter of 2000.


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

On April 24, 2001, WRIT completed a public offering of 2,300,000 Shares of Beneficial Interest priced at $22.15 per share. $43.0 million of the $48.2 million from the sale of the shares was used to repay the $43.0 million borrowing related to the acquisition of One Central Plaza. On May 3, 2001, the underwriter exercised an over-allotment option to increase the offering by an additional 235,000 shares at $22.15 per share. This additional sale closed on May 8, 2001 and resulted in net proceeds of $4.9 million to the Trust.

WRIT anticipates that over the near term, recent and future interest rate increases will not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February
2028 (see Note 6).   None of the $351.1 million total debt outstanding at March
31, 2001 was at a floating rate. WRIT estimates that a 200 basis point increase in interest rates would result in less than a 1.5% reduction in earnings.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31, 2001, WRIT had $0 outstanding under its lines of credit. WRIT acquired three improved properties and the land under Munson Hill Towers in 2000 and one property in 2001 (as of March 31) for total acquisition costs of $26.5 million and $1.5 million, respectively. The 2000 acquisitions were financed through line of credit advances and the use of the proceeds from the property sales in February 2000 and August 2000. The 2001 acquisition was funded through income from operations (see Note 8 for further acquisition discussion).

On April 21, 2001, WRIT acquired One Central Plaza for a purchase price of $44.4 million. This 274,000 square foot office space was financed through a $43.0 million advance on the unsecured lines of credit discussed in Note 5.

Cash flow from operating activities totaled $13.7 million for the first three months of 2001, as a result of net income before gain on sale of real estate of $10.7 million, depreciation and amortization of $6.2 million, increases in other assets of $1.6 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $1.7 million. The majority of the increase in cash flow from operating activities was primarily due to increased rental rates and increased occupancies.

Net cash used in investing activities for the first three months of 2001 was $3.7 million, including real estate acquisitions of $1.5 million and capital improvements to real estate of $2.1 million.

Net cash used in financing activities for the first three months of 2001 was $11.3 million, principal repayments on the mortgage notes payable of $0.2 million and $11.2 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

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


RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:


                               Three months ended
                                   March 31,           Year Ended December 31,
                               ------------------      -----------------------

                                    2001           2000         1999       1998
                                    ----           ----         ----       ----
Earnings to fixed charges           2.61x          2.63x        2.61x       3.01x
Debt service coverage               3.42x          3.40x        3.42x       3.84x

Debt service coverage is computed by dividing income before gain on sale of real estate, interest income, interest expense, depreciation and amortization by the sum of interest expense plus mortgage principal amortization.

The ratios of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges. Fixed charges consist of interest expense, including interest costs capitalized, and the amortized costs of debt issuance.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

WRIT's interest rate risk has not changed significantly from its risk as disclosed in its 2000 Form 10-K.

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

                    None

     Item 5.      Other Information

                    None

     Item 6.      Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                   (12)  Computation of Ratios

                    (b)  Reports on Form 8-K

                 1. February 27, 2001 - Report pursuant to Item 5 on the release of the Trust's December 31, 2000 earnings information.

                 2. April 23, 2001 - Report pursuant to Item 5 on the release of the Trust's March 31, 2001 earnings information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WASHINGTON REAL ESTATE INVESTMENT TRUST


                         /s/ Larry E. Finger
                         ---------------------------------------
                         Larry E. Finger,
                         Senior Vice President
                         and Chief Financial Officer



                         /s/ Laura M. Franklin
                         ---------------------------------------
                         Laura M. Franklin,
                         Vice President,
                         Chief Accounting Officer and
                         Corporate Secretary



Date: May 14, 2001