Form 10-Q
period 2001-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2001-08-14
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

           FOR QUARTER ENDED JUNE 30, 2001 COMMISSION FILE NO. 1-6622
                             -------------                     ------

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


                 MARYLAND                             53-0261100
 -----------------------------------        -----------------------------
  (State or other jurisdiction of         (IRS Employer Identification Number)
   incorporation or organization)

               6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND 20852
      -------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

                    SHARES OF BENEFICIAL INTEREST 38,328,991


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES     X           NO  ____
                                   -------

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

                                     Part I
                          Item I. Financial Statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)


                                                                                     (Unaudited)
                                                                                       June 30,        December 31,
                                                                                         2001              2000
                                                                                     -----------       -----------

Assets

  Real estate at cost                                                                 $ 748,951          $ 698,513
  Accumulated depreciation                                                             (112,757)          (100,906)
                                                                                      ---------          ---------
          Total investment in real estate                                               636,194            597,607

  Cash and cash equivalents                                                              22,445              6,426
  Rents and other receivables, net of allowance for doubtful
      accounts of $2,146 and $1,743, respectively                                        11,982              9,796
  Prepaid expenses and other assets                                                      17,765             19,587
                                                                                      ---------          ---------

                                                                                      $ 688,386          $ 633,416
                                                                                      =========          =========

Liabilities
  Accounts payable and other liabilities                                              $  14,660          $  13,048
  Advance rents                                                                           3,256              3,270
  Tenant security deposits                                                                6,108              5,624
  Mortgage notes payable                                                                 85,851             86,260
  Notes payable                                                                         265,000            265,000
                                                                                      ---------          ---------

                                                                                        374,875            373,202
                                                                                      ---------          ---------

Minority interest                                                                         1,584              1,558
                                                                                      ---------          ---------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000 shares authorized:
   38,329 and 35,740 shares issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively                                                          383                357
   Additional paid-in capial                                                            311,544            258,299
                                                                                      ---------          ---------

                                                                                        311,927            258,656
                                                                                      ---------          ---------


                                                                                      $ 688,386          $ 633,416
                                                                                      =========          =========



                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                   (Unaudited)



                                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                                  2001          2000           2001           2000
                                                                -------       ---------      --------       -------

Real estate rental revenue                                       37,418         33,350        72,743         65,285
Real estate expenses                                            (10,756)        (9,633)      (20,991)       (19,005)
                                                               --------       --------       -------        -------
Operating income                                                 26,662         23,717        51,752         46,280
Depreciation and amortization                                    (6,680)        (5,624)      (12,894)       (11,054)
                                                               --------       --------       -------        -------
Income from real estate                                          19,982         18,093        38,858         35,226

Other income                                                        750            242           949            391
Interest expense                                                 (6,771)        (6,311)      (13,447)       (12,401)
General and administrative                                       (1,567)        (2,061)       (3,239)        (3,842)
                                                               --------       --------       -------        -------

Income before gain on sale of real estate                        12,394          9,963        23,121         19,374
                                                               --------       --------       -------        -------

Gain on sale of real estate                                           -              -             -          1,498
                                                               --------       --------       -------        -------

Net Income                                                       12,394          9,963        23,121         20,872
                                                               ========       ========       =======        =======

Per share information based on the
     weighted average number
     of shares outstanding

Shares -- Basic                                                  37,668         35,734        36,728         35,734

Shares -- Diluted                                                38,072         35,810        37,118         35,810

Income before gain on sale of real estate - Basic                 $0.33          $0.28         $0.63          $0.54
                                                               ========       ========       =======        =======

Income before gain on sale of real estate - Diluted               $0.33          $0.28         $0.63          $0.54
                                                               ========       ========       =======        =======

Net income per share-- Basic                                      $0.33          $0.28         $0.63          $0.58
                                                               ========       ========       =======        =======

Net income per share-- Diluted                                    $0.33          $0.28         $0.63          $0.58
                                                               ========       ========       =======        =======

Dividends paid                                                  $0.3325        $0.3125       $0.6450        $0.6050
                                                               ========       ========       =======        =======





                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 2001
                                 (In Thousands)
                                   (Unaudited)



                                                                  Additional      Shareholders'
                                     Shares      Par Value       Paid in Capital      Equity
                                     ------      ---------       ---------------      ------

Balance, December 31, 2000           35,740         $357          $258,299            $258,656
Net income                                                          23,121              23,121
Dividends                                                          (23,926)            (23,926)
Share Offering                        2,535           25            53,094              53,119
Share Options Exercised
  and Share Grants                       54            1               956                 957
                                     ------         ----          --------            --------
Balance, June 30, 2001               38,329         $383          $311,544            $311,927
                                     ======         ====          ========            ========



                 See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                    (Unaudited)
                                                                                             Six Months Ended June 30,
                                                                                          2001                        2000
                                                                                    -----------------           -----------------
Cash Flow From Operating Activities
  Net income                                                                                 $23,121                     $20,872
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                                                      -                      (1,498)
  Depreciation and amortization                                                               12,894                      11,054
  (Increases) decreases in other assets                                                       (1,336)                      1,027
  Increases in other liabilities                                                               2,815                       2,269
                                                                                    ----------------            ----------------

    Net cash provided by operating activities                                                 37,494                      33,724
                                                                                    ----------------            ----------------


Cash Flow From Investing Activities
  Capital improvements to real estate                                                         (4,391)                     (7,757)
  Non-real estate capital improvements                                                           (71)                       (150)
  Real estate acquisitions                                                                   (46,029)                     (9,193)
  Cash received for sale of real estate                                                            -                       2,457
                                                                                    ----------------            ----------------

    Net cash used in investing activities                                                    (50,491)                    (14,643)
                                                                                    ----------------            ----------------


Cash Flow From Financing Activities
  Share offering                                                                              53,094                           -
  Dividends paid                                                                             (23,926)                    (21,619)
  Borrowings -  Lines of credit                                                               43,000                       7,000
  Repayments -  Lines of credit                                                              (43,000)                          -
  Principal payments -  Mortgage note payable                                                   (409)                       (378)
  Share options exercised                                                                        257                         183
                                                                                    ----------------            ----------------

    Net cash provided (used) by financing activities                                          29,016                     (14,814)
                                                                                    ----------------            ----------------

Net increase in cash and cash equivalents                                                     16,019                       4,267
Cash and cash equivalents at beginning of year                                                 6,426                       4,716
                                                                                    ----------------            ----------------

Cash and cash equivalents at end of period                                                   $22,445                      $8,983
                                                                                    ================            ================


Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for interest during the six months ended June 30, 2001                             $12,999                     $11,981
                                                                                    ================            =================

                 See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                         June 30, 2001
                                                         (in thousands)
                                                         --------------

                    Office buildings                       $431,215
                    Industrial centers                      118,254
                    Multifamily                             104,428
                    Retail centers                           95,054
                                                           --------
                                                           $748,951
                                                           ========

WRIT acquired the following properties during 2001:



                              Property             Property       Rentable Square                  Purchase Contract Cost
    Acquisition Date             Name                 Type               Feet           Units      (in thousands)
-------------------------- ------------------    --------------   ----------------- ------------- ------------------------
February 15, 2001          1611 N. Clarendon       Multifamily     10,640            14             $1,500
April 19, 2001             One Central Plaza       Office          274,138           N/A            $44,400


NOTE 4:  MORTGAGE NOTES PAYABLE
-------------------------------

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



Annual maturities of principal as of June 30, 2001 are as follows:

                                              (in thousands)

                          2001                  $    425
                          2002                       903
                          2003                     7,368
                          2004                       820
                          2005                    26,335
                          Thereafter              50,000
                                                --------

                          Total                 $ 85,851
                                                ========


NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------

As of June 30, 2001, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million, with no amounts outstanding under the credit commitments leaving $75 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50 million credit commitment but is subject to a yield maintenance obligation on the $25 million credit commitment.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow as well as non-financial covenants, all of which WRIT has met as of June 30, 2001.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of June 30, 2001.


NOTE 7: SEGMENT INFORMATION
---------------------------

WRIT has four reportable segments: Office Buildings, Industrial Centers, Multifamily Properties and Retail Centers. Office Buildings represent 54 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Centers represent 15 percent of real estate rental revenue and are used for warehousing and distribution. Multifamily Properties represent 18 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 13 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001




                                 (in thousands)
                                 --------------
                        Three Months Ended June 30, 2001
                        --------------------------------

                                      Office         Industrial       Multifamily       Retail      Corporate and
                                     Buildings        Centers        Properties        Centers         Other        Consolidated
                                   ------------    --------------- ---------------- -------------- --------------- ---------------
Real estate rental revenue            $ 20,402        $  5,435         $  6,796        $ 4,785         $     -        $ 37,418
Real estate expenses                    (6,004)         (1,195)          (2,489)        (1,068)              -         (10,756)
                                   ------------ --------------- ---------------- -------------- --------------- ---------------
Operating income                        14,398           4,240            4,307          3,717               -          26,662
Depreciation and amortization           (3,885)         (1,024)            (959)          (584)           (258)         (6,680)
                                   ------------ --------------- ---------------- -------------- --------------- ---------------
Income from real estate                 10,543           3,216            3,348          3,133            (258)         19,982
Other income                                 -               -                -              -             750             750
Interest expense                          (400)              -           (1,079)          (156)         (5,136)         (6,771)
General and administrative                   -               -                -              -          (1,567)         (1,567)
                                   ------------ --------------- ---------------- -------------- --------------- ---------------
Income before gain on sale of
real estate                           $ 10,143        $  3,216         $  2,269        $ 2,977         $(6,211)       $ 12,394
                                   ============ =============== ================ ============== =============== ===============
Capital investments                   $ 45,978        $    396         $    329        $    98         $    17        $ 46,818
                                   ============ =============== ================ ============== =============== ===============
Total assets                          $384,747        $107,079         $ 79,673        $81,843         $35,043        $688,385
                                   ============ =============== ================ ============== =============== ===============




                                 (in thousands)
                                 --------------
                        Three Months Ended June 30, 2000
                        --------------------------------

                                       Office        Industrial      Multifamily       Retail      Corporate and
                                     Buildings        Centers        Properties        Centers         Other        Consolidated
                                   --------------- --------------- ---------------- -------------- --------------- ---------------
Real estate rental revenue            $ 17,399        $  4,899        $   6,462        $ 4,590         $     -        $ 33,350
Real estate expenses                    (5,296)           (956)          (2,375)        (1,006)              -          (9,633)
                                   --------------- --------------- ---------------- -------------- --------------- ---------------
Operating income                        12,103           3,943            4,087          3,584               -          23,717
Depreciation and amortization           (3,192)           (959)            (855)          (618)              -          (5,624)
                                   --------------- --------------- ---------------- -------------- --------------- ---------------
Income from real estate                  8,911           2,984            3,232          2,966               -          18,093
Other income                                 -               -                -              -             242             242
Interest expense                          (409)              -           (1,083)          (160)         (4,659)         (6,311)
General and administrative                   -               -                -              -          (2,061)         (2,061)
                                   --------------- --------------- ---------------- -------------- --------------- ---------------
Net income before gain on sale
of real estate                        $  8,502        $  2,984        $   2,149        $ 2,806         $(6,478)       $  9,963
                                   =============== =============== ================ ============== =============== ===============

Capital investments                   $  9,177        $    925        $   1,043        $   288         $    50        $ 11,483
                                   =============== =============== ================ ============== =============== ===============

Total assets                          $327,102        $105,703        $  79,023        $83,233         $21,747        $616,808
                                   =============== =============== ================ ============== =============== ===============


                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

                                 (in thousands)
                                 --------------
                         Six Months Ended June 30, 2001
                         ------------------------------

                                       Office        Industrial      Multifamily       Retail      Corporate and
                                     Buildings        Centers        Properties        Centers         Other        Consolidated
                                   --------------- --------------- ---------------- -------------- --------------- ---------------

Real estate rental revenue           $ 39,229         $10,433          $13,492        $ 9,589          $      -         $ 72,743
Real estate expenses                  (11,680)         (2,412)          (4,838)        (2,061)                -          (20,991)
                                     --------         -------          -------        -------          --------         --------
Operating income                       27,549           8,021            8,654          7,528                 -           51,752
Depreciation and amortization          (7,308)         (2,044)          (1,894)        (1,165)             (483)         (12,894)
                                     --------         -------          -------        -------          --------         --------
Income from real estate                20,241           5,977            6,760          6,363              (483)          38,858
Other income                                -               -                -              -               949              949
Interest expense                         (736)              -           (2,159)          (313)          (10,238)         (13,447)
General and administrative                  -               -                -              -            (3,239)          (3,239)
                                     --------         -------          -------        -------          --------         --------
Net income before gain on sale
of real estate                       $ 19,505         $ 5,977          $ 4,600        $ 6,050          $(13,011)        $ 23,121
                                     ========         =======          =======        =======          ========         ========
Capital investments                  $ 48,694         $   323          $ 2,259        $   161          $     71         $ 51,508
                                     ========         =======          =======        =======          ========         ========




                                 (in thousands)
                                 --------------
                         Six Months Ended June 30, 2000
                         ------------------------------

                                       Office        Industrial      Multifamily      Shopping     Corporate and
                                     Buildings        Centers        Properties        Centers         Other        Consolidated
                                   --------------- --------------- ---------------- -------------- --------------- ---------------
Real estate rental revenue           $ 34,094         $ 9,214          $12,863        $ 9,114          $      -         $ 65,285
Real estate expenses                  (10,256)         (1,972)          (4,708)        (2,068)                -          (19,005)
                                     --------         -------          -------        -------          --------         --------
Operating income                       23,838           7,242            8,155          7,046                 -           46,280
Depreciation and amortization          (6,262)         (1,869)          (1,700)        (1,223)                -          (11,054)
                                     --------         -------          -------        -------          --------         --------
Income from real estate                17,576           5,373            6,455          5,823                 -           35,226
Other income                                -               -                -              -               391              391
Interest expense                         (752)              -           (2,166)          (321)           (9,162)         (12,401)
General and administrative                  -               -                -              -            (3,842)          (3,842)
                                     --------         -------          -------        -------          --------         --------
Net income before gain on sale
of real estate                       $ 16,824         $ 5,373          $ 4,289        $ 5,502          $(12,613)        $ 19,374
                                     ========         =======          =======        =======          ========         ========
Capital investments                  $ 11,616         $ 1,818          $ 1,602        $ 1,905          $    184         $ 17,124



      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include the economic health of WRIT's tenants, the economic health of the Greater Washington-Baltimore region or other markets WRIT may enter, the supply of competing properties, inflation, consumer confidence, unemployment rates, consumer tastes and preferences, stock price and interest rate fluctuations, WRIT's future capital requirements, compliance with applicable laws, including those concerning the environment and access by persons with disabilities, weather conditions and the effects of changes in capital availability to the technology and biotechnology sectors of the economy.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended
-------------------------------------------------------------------
June 30, 2001 Compared to the Three Months Ended June 30, 2000
--------------------------------------------------------------

Total revenues for the second quarter of 2001 increased 12.2% ($4.0 million) to $37.4 million from $33.4 million in the second quarter of 2000. Operating income increased 12.4% ($3.0 million) to $26.7 million from $23.7 million in the second quarter of 2000.

For the second quarter of 2001, WRIT's office buildings had increases of 17.3% in revenues and 19.0% in operating income, respectively, over the second quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income, the acquisition of Wayne Plaza in May 2000, the acquisition of Courthouse Square in October 2000 and the acquisition of One Central Plaza in April 2001. Comparing those office buildings owned by WRIT for the entire second quarters of 2000 and 2001, revenue and operating income increased 4.2% and 5.9%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates and occupancy across the sector. This operating income increase was partially offset by an increase of $0.7 million (20.8%) in real estate expenses during second quarter 2001, principally due to higher operating expenses and higher real estate taxes. Occupancy levels increased to 98.1% in second quarter 2001 from 97.0% in second quarter 2000.

For the second quarter of 2001, WRIT's industrial distribution center revenues and operating income increased 10.9% and 7.5%, respectively, over the second quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income. Comparing those industrial distribution centers owned by WRIT for the entire second quarter of 2000 and 2001, revenue and operating income increased by 5.2% and 11.1%, respectively. These increases in revenues and operating income were primarily due to increased rental rates and occupancy across the sector. This operating income increase was partially offset by a $0.2 million (25.1%) increase in real estate expenses during second quarter 2001, principally due to higher common area maintenance expenses, resulting from higher occupancy. Occupancy rates improved significantly to 99.1% in the second quarter of 2001 from 96.7% in the second quarter of 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




For the second quarter of 2001, WRIT's multifamily property revenues and operating income increased 5.1% and 5.4%, respectively, over the second quarter of 2000. These increases were primarily due to increased rental rates in WRIT's core portfolio, offset in part by decreased occupancies. Comparing those multifamily properties owned by WRIT for the entire second quarter of 2000 and 2001, revenue and operating income increased by 8.5% and 5.5%, respectively. Real estate expenses remained essentially unchanged, increasing 0.1 million (4.8%) during first quarter 2001. Occupancy rates decreased from 97.2% in the second quarter of 2000 to 94.6% in the second quarter of 2001.

For the second quarter of 2001, WRIT's retail center revenues and operating income increased 4.3% and 3.7%, respectively, over the second quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income, offset in part by the August 2000 sale of Clairmont Center. Comparing those retail centers owned by WRIT for the entire second quarter of 2000 and 2001, revenue and operating income increased by 6.6% and 7.1%, respectively. These increases were primarily due to increased rental rates, increased tenant pass through expense recoveries and an increase in occupancy from 94.4% in the second quarter of 2000 to 95.0% in the second quarter of 2001.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Six Months Ended
-----------------------------------------------------------------
June 30, 2001 Compared to the Six Months Ended June 30, 2000
------------------------------------------------------------

Total revenues for the first six months of 2001 increased 11.4% ($7.4 million) to $72.7 million from $65.3 million for the first six months of 2000. Operating income increased 11.8% ($5.5 million) to $51.8 million for the first six months of 2001 from $46.3 million for the first six months of 2000.

For the first six months of 2001, WRIT's office buildings had increases of 15.1% in revenues and 15.6% in operating income, respectively, over the first six months of 2000. These increases were primarily due to increased core portfolio revenues and operating income, the acquisition of Wayne Plaza in May 2000, the acquisition of Courthouse Square in October 2000 and the acquisition of One Central Plaza in April 2001. Comparing those office buildings owned by WRIT for the entire first six months of 2000 and 2001, revenue and operating income increased 5.0% and 6.1%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates and tenant pass through expense recoveries across the sector. Operating income was partially offset by an increase of $1.4 million (13.9%) in real estate expenses in the first six months of 2001, principally due to higher operating expenses and higher real estate taxes.

For the first six months of 2001, WRIT's industrial distribution center revenues and operating income increased 13.2% and 10.8%, respectively, over the first six months of 2000. These increases were primarily due to increased core portfolio revenues and operating income across the sector. Comparing those industrial distribution centers owned by WRIT for the entire first six months of 2000 and 2001, revenue and operating income increased by 8.7% and 13.3%, respectively. These increases in revenues and operating income were primarily due to increased rental rates, occupancy levels and tenant pass through expense recoveries. Operating income was partially offset by an increase of $0.4 million (22.3%) in real estate expenses in the first six months of 2001, principally due to higher operating expenses.

For the first six months of 2001, WRIT's multifamily property revenues and operating income increased 4.9% and 6.1%, respectively, over the first six months of 2000. These increases were primarily due to increased rental rates across the sector, offset in part by decreased occupancies. Comparing those multifamily properties owned by WRIT for the entire first six months of 2000 and 2001, revenue and operating income increased by 8.0% and 5.1%, respectively. Operating income was partially offset by an increase of $0.1 million (2.8%) in real estate expenses in the first six months of 2001.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



For the first six months of 2001, WRIT's retail center revenues increased 5.2% and operating income increased 6.8%, respectively, over the first six months of 2000. These increases were primarily due to increased rental rates, offset in part by the sale of Clairmont Center in August 2000. Comparing those shopping centers owned by WRIT for the entire first six months of 2000 and 2001, revenue and operating income increased by 7.9% and 8.9%, respectively. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries. Operating income also increased due to a 0.3% decrease in real estate expenses in the first six months of 2001.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended
-----------------------------------------------------------------------
June 30, 2001 Compared to the Three Months Ended June 30, 2000
--------------------------------------------------------------


Real estate expenses increased $1.1 million or 11.7% to $10.7 million for the second quarter of 2001 as compared to $9.6 million for the second quarter of 2000. This increase was primarily due to expenses relating to $26.5 million of properties acquired in 2000, $46.0 million of properties acquired in 2001, higher real estate taxes and a 4.3% increase in core portfolio operating expenses, partially offset by the impact of the $6.2 million of properties sold throughout 2000.

Depreciation and amortization expense increased $1.1 million or 18.8% to $6.7 million for the second quarter of 2001 as compared to $5.6 million for the second quarter of 2000. This was primarily due to the impact of $26.5 million of acquisitions throughout 2000, $46.0 million of properties acquired in 2001 and 2000 and 2001 capital and tenant improvement expenditures, which totaled $16.3 million and $4.5 million, respectively. This amount was partially offset by property dispositions of $6.2 million throughout 2000.

Total interest expense was $6.8 million for the second quarter of 2001 as compared to $6.3 million for the second quarter of 2000. This increase was primarily attributable to the issuance of $55.0 million of medium term notes in November 2000, net of interest savings on the line of credit borrowings paid off with the proceeds of this note. For the second quarter of 2001, notes payable interest expense was $5.0 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.1 million. For the second quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.7 million.

General and administrative expenses decreased $0.5 million to $1.6 million for the second quarter of 2001 as compared to $2.1 million for the second quarter of 2000. The change was primarily attributable to higher management fees at the property level resulting in a greater offset to General and Administrative and a decrease in administrative depreciation due to full amortization of computer hardware and software. For the second quarter of 2001, general and administrative expenses as a percentage of revenue were 4.2% as compared to 6.2% for the second quarter of 2000.

Other Income increased $0.5 million to $0.7 million for the second quarter of 2001 as compared to $0.2 million for the second quarter of 2000. The increase was attributable to a utility divestiture sharing distribution.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended
---------------------------------------------------------------------
June 30, 2001 Compared to the Six Months Ended June 30, 2000
------------------------------------------------------------

Real estate expenses increased $2.0 million or 10.5% to $21.0 million for the first six months of 2001 as compared to $19.0 million for the first six months of 2000. This increase was primarily due to expenses relating to properties acquired in 2000 and 2001 as well as increased core portfolio utilities, repairs and maintenance, operating services and common area maintenance expenses in 2001 as compared to 2000.

Depreciation and amortization expense increased $1.8 million or 16.7% to $12.9 million for the first six months of 2001 as compared to $11.1 million for the first six months of 2000. This was primarily due to 2000 and year to date 2001 acquisitions of $26.5 million and $46.0 million, respectively, and 2000 and year to date 2001 capital and tenant improvement expenditures which totaled $17.7 million and $4.5 million, respectively.

Total interest expense was $13.4 million for the first six months of 2001 as compared to $12.4 million for the second quarter of 2000. This increase was primarily attributable to the issuance of $55.0 million of medium term notes in November 2000, net of interest savings on the line of credit borrowings paid off with the proceeds of this note. For the first six months of 2001, notes payable interest expense was $10.1 million, mortgage interest expense was $3.2 million and lines of credit interest expense was $0.2 million. For the first six months of 2000, notes payable interest expense was $7.9 million, lines of credit interest expense was $3.2 million and mortgage interest expense was $1.3 million.

General and administrative expenses decreased $0.6 million to $3.2 million for the first six months of 2001 as compared to $3.8 million for the first six months of 2000. The change was primarily attributable to higher management fees resulting in a greater offset to General and Administrative expenses, decreased consulting fees and a decrease in administrative depreciation due to full amortization of computer hardware and software. For the first six months of 2001, general and administrative expenses as a percentage of revenue were 4.5% as compared to 5.9% for the first six months of 2000.

Other Income increased $0.5 million to $0.9 million for the first six months of 2001 as compared to $0.4 million for the first six months quarter of 2000. The increase was attributable to a utility divestiture sharing distribution.

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

On April 24, 2001, WRIT completed a public offering of 2,300,000 Shares of Beneficial Interest priced at $22.15 per share. $43.0 million of the $48.2 million net proceeds from the sale of the shares was used to repay the $43.0 million borrowing related to the acquisition of One Central Plaza. On May 3, 2001, the underwriter exercised an over-allotment option to increase the offering by an additional 235,000 shares at $22.15 per share. The sale of these additional shares closed on May 8, 2001 and resulted in net proceeds of $4.9 million to the Trust.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



WRIT anticipates that over the near term, future interest rate increases would not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note
6). None of the $350.9 million total debt outstanding at June 30, 2001 was at a floating rate. WRIT estimates that a 200 basis point increase in interest rates would result in less than a 1.5% reduction in earnings.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of June 30, 2001, WRIT had $0 outstanding under its lines of credit. WRIT acquired three improved properties and the land under Munson Hill Towers in 2000 and two properties in 2001 (as of June 30) for total acquisition costs of $26.5 million and $46.1 million, respectively. The 2000 acquisitions were financed through line of credit advances and the use of the proceeds from the property sales in February 2000 and August 2000. The 2001 acquisitions were funded through income from operations, line of credit advances and proceeds of public offering.

Cash flow from operating activities totaled $37.5 million for the first six months of 2001, as a result of net income of $23.1 million, depreciation and amortization of $12.9 million, decrease in other assets of $1.3 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $2.8 million. The majority of the increase in cash flow from operating activities was primarily due to increased rental rates and increased occupancies.

Net cash used in investing activities for the first six months of 2001 was $50.5 million, including real estate acquisitions of $46.0 million and capital improvements to real estate of $4.4 million.

Net cash used in financing activities for the first three months of 2001 was $29.0 million, including principal repayments on the mortgage notes payable of $0.4 million and $23.9 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:


                                       Six months ended
                                           June 30,            Year Ended December 31,
                                            2001           2000         1999         1998
                                            ----           ----         ----         ----

      Earnings to fixed charges             2.72x          2.63x        2.61x        3.01x
      Debt service coverage                 3.52x          3.40x        3.42x        3.84x


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

Debt service coverage is computed by dividing income before (a) gain on sale of real estate; (b) interest income; (c) interest expense; and (d) depreciation and amortization by the sum of interest expense, including interest costs capitalized, and the amortized costs of debt issuance plus mortgage principal amortization.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

              None

 Item 3.      Defaults Upon Senior Securities

              None

 Item 4.      Submission of Matters to a Vote of Security Holders

 At WRIT's annual meeting of the shareholders on May 22, 2001, the following members were elected to the Board of Trustees for a period of three years:

                                                       Affirmative Votes          Negative Votes
                                                     ----------------------- --------------------------

             Mr. Edmund B. Cronin, Jr.                  30,143,201 (95%)          1,450,008 (5%)
             Mr. John P. McDaniel                       31,220,744 (99%)            372,465 (1%)
             Mr. David M. Osnos                         31,081,355 (98%)            511,854 (2%)

Mr. Cronin, Mr. McDaniel and Mr. Osnos were re-elected as Trustees. Trustees whose term of office continued after the meeting were Ms. Susan J. Williams, Mr. Clifford M. Kendall, Mr. John M. Derrick and Mr. Charles T. Nason.

The shareholders approved the WRIT 2001 Stock Option Plan to provide shares available for option grants with 28,911,314 votes in favor (representing 92% of voting shares), 2,062,070 votes opposed (representing 7% of voting shares) and 619,825 votes abstained (1% of voting shares).

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

        (12) Computation of Ratios

        (b) Reports on Form 8-K

1. February 27, 2001 - Report pursuant to Item 5 on the release of the Trust's December 31, 2000 earnings information.

2. April 23, 2001 - Report pursuant to Item 5 on the release of the Trust's March 31, 2001 earnings information.

3. July 19, 2001 - Report pursuant to Item 5 on the release of the Trust's June 30, 2001 earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WASHINGTON REAL ESTATE INVESTMENT TRUST

                                        /s/ Larry E. Finger
                                        ------------------------------------
                                        Larry E. Finger,
                                        Senior Vice President
                                        and Chief Financial Officer



                                        /s/ Laura M. Franklin
                                        ------------------------------------
                                        Laura M. Franklin,
                                        Managing Director,
                                        Accounting and Administration



Date: August 14, 2001