Form 10-Q
period 2001-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2001-11-14
CIK 104894

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                                       OR
(  )       TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

     FOR QUARTER ENDED SEPTEMBER 30, 2001        COMMISSION FILE NO. 1-6622
                       ------------------                            ------

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
            (Exact name of registrant as specified in its charter)


                     MARYLAND                                  53-0261100
 __________________________________________        ____________________________________
    (State or other jurisdiction of                (IRS Employer Identification Number)
     incorporation or organization)


             6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND    20852
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

                            YES     X           NO  ____
                                 -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                   SHARES OF BENEFICIAL INTEREST  38,697,250

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

                                    Part I
                         Item I. Financial Statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except per share amounts)


                                                                                   (Unaudited)
                                                                                  September 30,                    December 31,
                                                                                       2001                            2000
                                                                                ------------------              ----------------
Assets
  Real estate at cost                                                                  $746,858                        $698,513
  Accumulated depreciation                                                             (116,463)                       (100,906)
                                                                               ----------------                  --------------
          Total investment in real estate                                               630,395                         597,607

  Cash and cash equivalents                                                              32,953                           6,426
  Rents and other receivables, net of allowance for doubtful
      accounts of $1,902 and $1,743, respectively                                        10,705                           9,795
  Prepaid expenses and other assets                                                      20,748                          19,587
                                                                               ----------------                  --------------
                                                                                       $694,801                        $633,415
                                                                               ================                  ==============

Liabilities
  Accounts payable and other liabilities                                                $11,776                         $13,048
  Advance rents                                                                           2,791                           3,269
  Tenant security deposits                                                                6,071                           5,624
  Mortgage notes payable                                                                 85,641                          86,260
  Notes payable                                                                         265,000                         265,000
                                                                               ----------------                  --------------
                                                                                        371,279                         373,201
                                                                               ----------------                  --------------
Minority interest                                                                         1,594                           1,558
                                                                               ----------------                  --------------

Shareholders' Equity
  Shares of beneficial interest; $.01 par value; 100,000
   shares authorized: 38,693 and 35,740 shares issued and
   outstanding at September 30, 2001 and December 31,
   2000, respectively                                                                       387                             357
  Additional paid-in capital                                                            321,541                         258,299
                                                                               ----------------                  --------------
                                                                                        321,928                         258,656
                                                                               ----------------                  --------------
                                                                                       $694,801                        $633,415
                                                                               ================                  ==============


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, except per share amounts)
                                  (Unaudited)

                                                           Quarter Ended September 30,            Nine Months Ended September 30,
                                                             2001                2000                2001                2000
                                                       ---------------      --------------      -------------      --------------

Real estate rental revenue                           $        37,873       $       34,230       $     110,618     $       99,520
Real estate expenses                                         (10,813)              (9,676)            (31,805)           (28,679)
                                                     ---------------       --------------       -------------     --------------
Operating income                                              27,060               24,554              78,813             70,841
Depreciation and amortization                                 (6,800)              (5,810)            (19,694)           (16,889)
                                                     ---------------       --------------       -------------     --------------
Income from real estate                                       20,260               18,744              59,119             53,952

Other income                                                     302                  288               1,251                679
Interest expense                                              (6,731)              (6,394)            (20,178)           (18,796)
General and administrative                                    (1,303)              (1,914)             (4,541)            (5,757)
                                                     ---------------       --------------       -------------     --------------

Income before gain on sale of real estate                     12,528               10,724              35,651             30,078

Gain on sale of real estate                                    4,296                2,069               4,296              3,567
                                                     ---------------       --------------       -------------     --------------

Net Income                                           $        16,824       $       12,793       $      39,947     $       33,645
                                                     ===============       ==============       =============     ==============

Per share information based on the
     weighted average number
     of shares outstanding

Shares-- Basic                                                38,460               35,734              37,312             35,734

Shares-- Diluted                                              38,795               35,932              37,618             35,829

Income before gain on sale of real
  estate - Basic                                               $0.33                $0.30               $0.96              $0.84
                                                     ===============       ==============       =============     ==============

Income before gain on sale of real
  estate - Diluted                                             $0.32                $0.30               $0.95              $0.84
                                                     ===============       ==============       =============     ==============

Net income per share-- Basic                                   $0.44                $0.36               $1.07              $0.94
                                                     ===============       ==============       =============     ==============

Net income per share-- Diluted                                 $0.43                $0.36               $1.06              $0.94
                                                     ===============       ==============       =============     ==============

Dividends paid                                               $0.3325              $0.3125             $0.9775            $0.9175
                                                     ===============       ==============       =============     ==============


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED September 30, 2001
                                (In Thousands)
                                  (Unaudited)




                                                                                            Additional          Shareholders'
                                             Shares                   Par Value           Paid in Capital           Equity
                                     ------------------------    --------------------   --------------------   -----------------

Balance, December 31, 2000                        35,740                    $357               $258,299            $258,656
Net  income                                            -                       -                 39,947              39,947
Dividends                                              -                       -                (36,780)            (36,780)
Share Offering                                     2,535                      25                 53,083              53,108
Share Options Exercised
     and Share Grants                                418                       5                  6,992               6,997
                                       -----------------       -----------------       ----------------      --------------

Balance, September 30, 2001                       38,693                    $387               $321,541            $321,928
                                       =================       =================       ================      ==============


                See accompanying notes to financial statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                 (Unaudited)
                                                                                        Nine Months Ended September 30,
                                                                                        2001                      2000
                                                                                 ----------------          ----------------
Cash Flow From Operating Activities
  Net income                                                                           $39,947                   $33,645
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Gain on sale of real estate                                                           (4,296)                   (3,567)
  Depreciation and amortization                                                         19,694                    16,703
  Increases in other assets                                                             (3,296)                   (3,061)
  Changes in other liabilities                                                            (541)                   (1,740)
                                                                               ----------------          ----------------

    Net cash provided by operating activities                                           51,508                    41,980
                                                                               ----------------          ----------------


Cash Flow From Investing Activities
  Capital improvements to real estate                                                   (8,794)                  (12,248)
  Non-real estate capital improvements                                                    (212)                     (251)
  Real estate acquisitions                                                             (46,070)                   (9,503)
  Cash received for sale of real estate                                                  8,115                     5,732
                                                                               ----------------          ----------------

    Net cash used in investing activities                                              (46,961)                  (16,270)
                                                                               ----------------          ----------------

Cash Flow From Financing Activities
  Share offering                                                                        53,083                         -
  Dividends paid                                                                       (36,780)                  (32,786)
  Borrowings -  Lines of credit                                                              -                     7,000
  Principal payments -  Mortgage note payable                                             (619)                     (573)
  Share options exercised                                                                6,296                       183
                                                                               ----------------          ----------------

    Net cash provided by (used in) financing activities                                 21,980                   (26,176)
                                                                               ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                                    26,527                      (466)
Cash and cash equivalents at beginning of year                                           6,426                     4,716
                                                                               ----------------          ----------------

Cash and cash equivalents at end of period                                             $32,953                    $4,250
                                                                               ================          ================

Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for interest during the nine months ended September 30                       $22,082                   $21,869
                                                                               ================          ================


                See accompanying notes to financial statements

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001



NOTE 1: NATURE OF BUSINESS
--------------------------

Washington Real Estate Investment Trust ("WRIT" or the "Trust"), a Maryland real estate investment trust, is a self-administered, self managed qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the greater Washington - Baltimore region.

WRIT operates in a manner intended to enable it to qualify as a real estate investment trust under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 90% of its taxable income to its shareholders each year (95% for years prior to 2001), and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Accordingly, no provision for Federal income taxes is required.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. WRIT does not believe the standard will materially impact its financial statements.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001



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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------
WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:


                                                         September 30, 2001
                                                           (in thousands)
                                                        ---------------------

Office buildings                                                    $427,469
Industrial centers                                                   118,666
Multifamily                                                          105,293
Retail centers                                                        95,430
                                                                    --------
                                                                    $746,858
                                                                    ========


WRIT acquired the following properties during 2001:



                                                                                                           Purchase
                        Property                   Property               Rentable                       Contract Cost
 Acquisition Date         Name                        Type               Square Feet         Units      (in thousands)
-----------------------------------------------------------------------------------------------------------------------
February 15, 2001   1611 N. Clarendon               Multifamily            10,640             14             $ 1,500
April 19, 2001      One Central Plaza                 Office              274,138             N/A            $44,400


On September 28, 2001, WRIT sold its 10400 Connecticut Avenue office building for $8.4 million in cash resulting in a gain of approximately $4.3 million. WRIT utilized the proceeds from this sale in a tax-deferred exchange (see Note 8: Subsequent Event). The total revenues and net income for this property were $0.3 million and $0.1 million for the three months ended September 30, 2000 and $1.0 million and $0.4 million for the nine months ended September 30, 2001.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


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

Annual maturities of principal as of September 30, 2001 are as follows:

                               (in thousands)

2001                             $   215
2002                                 903
2003                               7,368
2004                                 820
2005                              26,335
Thereafter                        50,000
                                 -------

Total                            $85,641
                                 =======


NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------
As of September 30, 2001, WRIT had two unsecured credit commitments in the amount of $50 million and $25 million, with $0 outstanding under the credit commitments leaving $75 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50 million credit commitment but is subject to a yield maintenance obligation on the $25 million credit commitment.

The $50 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25 million. These fees are payable quarterly. The credit commitments also contain certain financial covenants related to debt, net worth, and cash flow as well as non-financial covenants, all of which WRIT has met as of September 30, 2001.


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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of September 30, 2001.

NOTE 7: SEGMENT INFORMATION
---------------------------
WRIT has four reportable segments: Office Buildings, Industrial Centers, Multifamily Properties and Retail Centers. Office Buildings represent 56 percent of real estate rental revenue and provide office space for various types of businesses. Industrial Centers represent 13 percent of real estate rental revenue and are used for warehousing and distribution. Multifamily Properties represent 19 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 12 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

                                                       (in thousands)
                                                       --------------
                                            Three Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                       Office            Industrial                  Retail      Corporate and
                                      Buildings            Centers    Multifamily    Centers          Other     Consolidated
                              ----------------------------------------------------------------------------------------------
Real estate rental revenue              $ 21,278           $  4,968       $ 7,016   $ 4,611           $     -       $ 37,873
Real estate expenses                      (6,401)            (1,013)       (2,459)     (940)                -        (10,813)
                              ----------------------------------------------------------------------------------------------
Operating income                          14,877              3,955         4,557     3,671                 -         27,060
Depreciation and amortization             (3,939)            (1,015)         (956)     (580)             (310)        (6,800)
                              ----------------------------------------------------------------------------------------------
Income from real estate                   10,938              2,940         3,601     3,091              (310)        20,260
Other income                                   -                  -             -         -               302            302
Interest expense                            (398)                 -        (1,078)     (155)           (5,100)        (6,731)
General and administrative                     -                  -             -         -            (1,303)        (1,303)
                              ----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                      10,540              2,940         2,522     2,936            (6,411)        12,528
Gain on Sale of Real Estate                4,296                  -             -         -                 -          4,296
                              ----------------------------------------------------------------------------------------------
Net Income                              $ 14,836           $  2,940       $ 2,522   $ 2,936           $(6,411)      $ 16,824
                              ==============================================================================================

Capital investments                     $  1,917           $    421       $   766   $   381           $   141       $  3,626
                              ==============================================================================================

Total assets                            $381,131           $106,500       $80,228   $81,749           $45,193       $694,801
                              ==============================================================================================


                                                       (in thousands)
                                                       --------------
                                            Three Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                       Office            Industrial                  Retail      Corporate and
                                      Buildings            Centers    Multifamily    Centers          Other     Consolidated
                              ----------------------------------------------------------------------------------------------
Real estate rental revenue              $ 18,075           $  5,129       $ 6,585   $ 4,441           $     -       $ 34,230
Real estate expenses                      (5,466)              (960)       (2,389)     (861)                -         (9,676)
                              ----------------------------------------------------------------------------------------------
Operating income                          12,609              4,169         4,196     3,580                 -         24,554
Depreciation and amortization             (3,345)              (976)         (892)     (597)                -         (5,810)
                              ----------------------------------------------------------------------------------------------
Income from real estate                    9,264              3,193         3,304     2,983                 -         18,744
Other income                                   -                  -             -         -               288            288
Interest expense                            (407)                 -        (1,082)     (160)           (4,745)        (6,394)
General and administrative                     -                  -             -         -            (1,914)        (1,914)
                              ----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                       8,857              3,193         2,222     2,823            (6,371)        10,724
Gain on Sale of Real Estate                    -                  -             -     2,069                 -          2,069
                              ----------------------------------------------------------------------------------------------
Net Income                              $  8,857           $  3,193       $ 2,222   $ 4,892           $(6,371)      $ 12,793
                              ==============================================================================================

Capital investments                     $  9,358           $  1,636       $ 1,149   $   472           $   118       $ 12,733
                              ==============================================================================================

Total assets                            $326,825           $107,373       $80,266   $82,310           $17,436       $614,210
                              ==============================================================================================

                    WASHINGTON REAL ESTATE INVESTMENT TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

                                                       (in thousands)
                                                       --------------
                                            Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                       Office            Industrial                  Retail      Corporate and
                                      Buildings            Centers    Multifamily    Centers          Other     Consolidated
                              ----------------------------------------------------------------------------------------------
Real estate rental revenue              $ 60,507            $15,400       $20,512   $14,199          $      -       $110,618
Real estate expenses                     (18,038)            (3,448)       (7,309)   (3,010)                -        (31,805)
                              ----------------------------------------------------------------------------------------------
Operating income                          42,469             11,952        13,203    11,189                 -         78,813
Depreciation and amortization            (11,246)            (3,059)       (2,849)   (1,746)             (794)       (19,694)
                              ----------------------------------------------------------------------------------------------
Income from real estate                   31,223              8,893        10,354     9,443              (794)        59,119
Other income                                   -                  -             -         -             1,251          1,251
Interest expense                          (1,135)                 -        (3,238)     (468)          (15,338)       (20,178)
General and administrative                     -                  -             -         -            (4,541)        (4,541)
                              ----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                      30,089              8,893         7,116     8,975           (19,422)        35,651
Gain on Sale of Real Estate                4,296                  -             -         -                 -          4,296
                              ----------------------------------------------------------------------------------------------
Net Income                              $ 34,385            $ 8,893       $ 7,116   $ 8,975          $(19,422)      $ 39,947
                              ==============================================================================================

Capital investments                     $ 49,713            $ 1,614       $ 2,995   $   542          $    212       $ 55,076
                              ==============================================================================================


                                                       (in thousands)
                                                       --------------
                                            Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                       Office            Industrial                  Retail      Corporate and
                                      Buildings            Centers    Multifamily    Centers          Other     Consolidated
                              ----------------------------------------------------------------------------------------------
Real estate rental revenue              $ 52,169            $14,343       $19,448   $13,560          $      -       $ 99,520
Real estate expenses                     (15,673)            (2,973)       (7,151)   (2,882)                -        (28,679)
                              ----------------------------------------------------------------------------------------------
Operating income                          36,496             11,370        12,297    10,678                 -         70,841
Depreciation and amortization             (9,619)            (2,851)       (2,596)   (1,823)                -        (16,889)
                              ----------------------------------------------------------------------------------------------
Income from real estate                   26,877              8,519         9,701     8,855                 -         53,952
Other income                                   -                  -             -         -               679            679
Interest expense                          (1,159)                 -        (3,248)     (480)          (13,909)       (18,796)
General and administrative                     -                  -             -         -            (5,757)        (5,757)
                              ----------------------------------------------------------------------------------------------
Net income before gain on
 sale of real estate                      25,718              8,519         6,453     8,375           (18,987)        30,078
Gain on Sale of Real Estate                    -                  -             -     3,567                 -          3,567
                              ----------------------------------------------------------------------------------------------
Net Income                              $ 25,718            $ 8,519       $ 6,453   $11,942          $(18,987)      $ 33,645
                              ==============================================================================================

Capital investments                     $ 13,138            $ 3,454       $ 2,751   $ 2,378          $    281       $ 22,002
                              ==============================================================================================


NOTE 8: SUBSEQUENT EVENT
------------------------

On November 1, 2001, WRIT acquired Sullyfield Commerce Center for a purchase price of $21.6 million. The purchase price of $21.6 million was all cash subject to the assumption of the existing mortgage of $8,535,141 bearing interest at 9% and maturing January 1, 2007.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include the economic health of WRIT's tenants, the economic health of the Greater Washington-Baltimore region or other markets WRIT may enter, the supply of competing properties, inflation, consumer confidence, unemployment rates, consumer tastes and preferences, stock price and interest rate fluctuations, WRIT's future capital requirements, compliance with applicable laws, including those concerning the environment and access by persons with disabilities, and weather conditions.


REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended September
-----------------------------------------------------------------------------
30, 2001 Compared to the Three Months Ended September 30, 2000
--------------------------------------------------------------

Total revenues for the third quarter of 2001 increased 10.6% ($3.6 million) to $37.9 million from $34.2 million in the third quarter of 2000. Operating income increased 10.2% ($2.5 million) to $27.1 million from $24.6 million in the third quarter of 2000.

For the third quarter of 2001, WRIT's office buildings had increases of 17.7% in revenues and 18.0% in operating income, over the third quarter of 2000. These increases were primarily due to the acquisition of Courthouse Square in October 2000, the acquisition of One Central Plaza in April 2001 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire third quarter of 2000 and 2001, revenue and operating income increased 3.0% and 4.2%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates and tenant pass through expense recoveries across the sector. This operating income increase was partially offset by an increase of $0.9 million (17.1%) in real estate expenses during third quarter 2000. Occupancy levels were relatively unchanged, decreasing slightly to 96.9% in third quarter 2001 from 97.1% in third quarter 2000.

For the third quarter of 2001, WRIT's industrial distribution center revenues and operating income decreased 3.1% and 5.1%, respectively, over the third quarter of 2000. Rental rates increased 4.8% for the sector, but were partially offset by decreased tenant pass through recoveries. Occupancy rates improved to 98.9% in the third quarter of 2001 from 96.5% in the third quarter of 2000. Operating income was partially offset by a $0.05 million (5.5%) increase in real estate expenses during third quarter 2001.

For the third quarter of 2001, WRIT's multifamily revenues and operating income increased 6.6% and 8.6%, respectively, over the third quarter of 2000. These increases were primarily due to increased rental rates in WRIT's core portfolio. Occupancy rates decreased slightly from 97.5% in the third quarter of 2000 to 96.4% in the third quarter of 2001. Operating income was partially offset by a $0.07 million (2.9%) increase in real estate expenses during third quarter 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For the third quarter of 2001, WRIT's retail center revenues and operating income increased 3.8% and 2.5%, respectively, over the third quarter of 2000. These increases were primarily due to increased core portfolio revenues and operating income, offset by the August 2000 sale of Clairmont Center. Comparing those shopping centers owned by WRIT for the entire third quarter of 2000 and 2001, revenue and operating income increased by 5.7% and 5.9%, respectively. These increases were primarily due to increased rental rates. Occupancy rates were relatively unchanged from 95.0% in the third quarter of 2000 to 95.3% in the third quarter of 2001. Operating income was partially offset by a $0.08 million (9.2%) increase in real estate expenses during third quarter 2001.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Nine Months Ended September 30,
--------------------------------------------------------------------------------
2001 Compared to the Nine Months Ended September 30, 2000
---------------------------------------------------------

Total revenues for the first nine months of 2001 increased 11.2% ($11.1 million) to $110.6 million from $99.5 million for the first nine months of 2000. Operating income increased 11.3% ($8.0 million) to $78.8 million for the first nine months of 2001 from $70.8 million for the first nine months of 2000.

For the first nine months of 2001, WRIT's office buildings had increases of 16.0% in revenues and 16.4% in operating income, over the first nine months of 2000. These increases were primarily due to the acquisitions of Wayne Plaza in May 2000, Courthouse Square in October 2000, One Central Plaza in April 2001 and increased core portfolio operating income. Comparing those office buildings owned by WRIT for the entire first nine months of 2000 and 2001, revenue and operating income increased 5.5% and 6.3%, respectively. These increases in revenues and operating income were primarily due to increases in rental rates and occupancy levels. Operating income was partially offset by an increase of $2.4 million (15.1%) in real estate expenses in the first nine months of 2001.

For the first nine months of 2001, WRIT's industrial distribution center revenues and operating income increased 7.4% and 6.1%, respectively, over the first nine months of 2000. This was primarily due to increased core portfolio operating income and increased occupancy. Operating income was partially offset by an increase of $0.5 million (16.0%) in real estate expenses in the first nine months of 2001.

For the first nine months of 2001, WRIT's multifamily revenues and operating income increased 5.5% and 7.4%, respectively, over the first nine months of 2000. These increases were primarily due to increased rental and occupancy rates. Operating income was partially offset by an increase of $0.2 million (2.2%) in real estate expenses in the first nine months of 2001.

For the first nine months of 2001, WRIT's retail center revenues and operating income increased 4.7% and 4.8%, respectively, over the first nine months of 2000. The increases in revenue and operating income were primarily due to increased core portfolio revenues, offset by the sale of Prince William Plaza in February 2000 and the sale of Clairmont Center in August 2000. Comparing those shopping centers owned by WRIT for the entire first nine months of 2000 and 2001, revenue and operating income increased by 7.9% and 8.9%, respectively. These increases were primarily due to increased rental rates and increased tenant pass through expense recoveries. Operating income was partially offset by a $0.1 million increase (4.5%) in real estate expenses in the first nine months of 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September
--------------------------------------------------------------------------------
30, 2001 Compared to the Three Months Ended September 30, 2000
--------------------------------------------------------------

Real estate expenses increased $1.1 million or 11.8% to $10.8 million for the third quarter of 2001 as compared to $9.7 million for the third quarter of 2000. This increase was primarily due to expenses relating to $26.5 million of properties acquired in 2000, $46.1 million of properties acquired in 2001, higher real estate taxes and a 2.0% increase in core portfolio operating expense, partially offset by the impact of the $6.2 million of properties sold throughout 2000.

Depreciation and amortization expense increased $1.0 million or 17.0% to $6.8 million for the third quarter of 2001 as compared to $5.8 million for the third quarter of 2000. This was primarily due to the impact of $26.6 million of acquisitions throughout 2000, $46.1 million of properties acquired in 2001 and 2000 and 2001 capital and tenant improvement expenditures, which totaled $16.3 million and $8.8 million, respectively. This amount was partially offset by property dispositions of $6.2 million throughout 2000.

Total interest expense increased $0.3 million or 5.3% to $6.7 million for the third quarter of 2001 as compared to $6.4 million for the third quarter of 2000. This increase was primarily attributable to the issuance of $55.0 million of medium term notes in November 2000, net of interest savings on the line of
credit borrowings paid off with the proceeds of these notes.   For the third
quarter of 2001, notes payable interest expense was $5.0 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.1 million. For the third quarter of 2000, notes payable interest expense was $3.9 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.8 million.

General and administrative expenses decreased $0.6 million or 31.9% to $1.3 million for the third quarter of 2001 as compared to $1.9 million for the third quarter of 2000. The change was primarily attributable to increased property management profits that in turn reduce the administrative expenses of the Trust and decreased incentive compensation. For the third quarter of 2001, general and administrative expenses as a percentage of revenue were 3.4% as compared to 5.6% for the third quarter of 2000.

Gain on sale of real estate for the three months ended September 30, 2001 was $4.3 million, resulting from the sale of 10400 Connecticut Avenue. Gain on sale of real estate for the three months ended September 30, 2000 was $2.1 million, resulting from the sale of Clairmont Center and the Westminster parcel.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September
-------------------------------------------------------------------------------
30, 2001 Compared to the Nine Months Ended September 30, 2000
-------------------------------------------------------------

Real estate expenses increased $3.1 million or 10.9% to $31.8 million for the first nine months of 2001 as compared to $28.7 million for the first nine months of 2000. This increase was primarily due to expenses relating to properties acquired in 2000 and 2001, partially offset by 2000 dispositions, as well as increased core portfolio utilities, real estate taxes, management fees, repairs and maintenance and operating services and supplies expenses in 2001 as compared to 2000.

Depreciation and amortization expense increased $2.8 million or 16.6% to $19.7 million for the first nine months of 2001 as compared to $16.9 million for the first nine months of 2000. This was primarily due to 2000 and year to date 2001 acquisitions of $26.5 million and $46.0 million, respectively, and 2000 and year to date 2001 capital and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


tenant improvement expenditures which totaled $16.3 million and $8.8 million, respectively.

Total interest expense was increased $1.4 million or 7.4% to $20.2 million for the first nine months of 2001 as compared to $18.8 million for the first nine months of 2000. This increase was primarily attributable to the issuance of $55.0 million of medium term notes in November 2000, net of interest savings on the line of credit borrowings paid off with the proceeds of these notes. For the first nine months of 2001, notes payable interest expense was $15.1 million, mortgage interest expense was $4.8 million and lines of credit interest expense was $0.2 million. For the first nine months of 2000, notes payable interest expense was $11.8 million, mortgage interest expense was $4.9 million and lines of credit interest expense was $2.1 million.

General and administrative expenses decreased $1.2 million or 21.1% to $4.5 million for the first nine months of 2001 as compared to $5.7 million for the first nine months of 2000. The change was primarily attributable to increased property management profits that in turn reduce the administrative expenses of the Trust and decreased incentive compensation. For the first nine months of 2001, general and administrative expenses as a percentage of revenue were 4.1% as compared to 5.8% for the first nine months of 2000.

Gain on sale of real estate for the nine months ended September 30, 2001 was $4.3 million, resulting from the sale of 10400 Connecticut Avenue. Gain on sale of real estate for the nine months ended September 30, 2000 was $3.6 million, resulting from the sale of Prince William Plaza, Clairmont Center and the Westminster parcel.

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

WRIT anticipates that over the near term, interest rate fluctuations will not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6). None of the $350.6 million total debt outstanding at September 30, 2001 was at a floating rate.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of September 30, 2001, WRIT had $0 outstanding under its lines of credit. WRIT acquired three improved properties and the land under Munson Hill Towers in 2000 and two properties in 2001 (as of September 30) for total acquisition costs of $26.6 million and $46.1 million, respectively. The 2000 acquisitions were financed through line of credit advances and the use of the proceeds from the property sales in February 2000 and August 2000. The 2001 acquisitions were funded through income from operations, line of credit advances and proceeds of public offering in April 2001.

Cash flow from operating activities totaled $51.5 million for the first nine months of 2001, as a result of net income before gain on sale of real estate of $35.7 million, depreciation and amortization of $19.7 million, increases in other assets of $3.3 million and decreases in liabilities (other than mortgage note, senior notes and lines of credit

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


payable) of $0.5 million. The majority of the increase in cash flow from operating activities was primarily due to a larger property portfolio, increased rental rates and increased occupancies.

Net cash used in investing activities for the first nine months of 2001 was $47.0 million, including real estate acquisitions of $46.1 million, capital improvements to real estate of $8.8 million and non-real estate investments of $0.2 million, offset by cash received from sale of real estate properties of $8.1 million.

Net cash provided by financing activities for the first nine months of 2001 was $22.0 million, including share offering proceeds of $53.1 million, share option exercises of $6.3 million, principal repayments on the mortgage notes payable of $0.6 million and $36.8 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.


RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:



                                    Nine months ended
                                      September 30,          Year Ended December 31,
                                         2001              2000         1999        1998
                                         ----              ----         ----        ----
Earnings to fixed charges                2.77x             2.63x         2.61x        3.01x
Debt service coverage                    3.60x             3.40x         3.42x        3.84x

The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges. Fixed charges consist of interest expense, including interest costs capitalized, and the amortized costs of debt issuance.

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

                  (a)  Exhibits

                  (12) Computation of Ratios

                  (b)  Reports on Form 8-K


             1. July 19, 2001 - Report pursuant to Item 5 on the release of the Trust's June 30, 2001 earnings information.

             2. November 5, 2001 - Report pursuant to Item 5 on the release of the Trust's September 30, 2001 earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WASHINGTON REAL ESTATE INVESTMENT TRUST



                         /s/ Laura M. Franklin
                         ________________________________________________
                         Laura M. Franklin,
                         Vice President, Managing Director,
                         Accounting, Administration and
                         Corporate Secretary



Date: November 14, 2001