Form 10-K405
period 2001-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2002-04-01
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED December 31, 2001 COMMISSION FILE NO. 1-6622
                               -----------------                     ------


                     WASHINGTON REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                          53-0261100
--------------------------------------------------------------------------------
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                        Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 27, 2002, 38,987,599 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,105,298,432 (based on the closing price of the stock on March 27, 2002).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Trust's 2002 Notice of Annual Meeting and Proxy Statement.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                          2001 FORM 10-K ANNUAL REPORT


                                      INDEX


PART I                                                                                                Page
                                                                                                      ----
                  Item 1.      Business                                                                  3
                  Item 2.      Properties                                                               12
                  Item 3.      Legal Proceedings                                                        15
                  Item 4.      Submission of Matters to a Vote of Security Holders                      15

PART II
                  Item 5.      Market for the Registrant's Common Equity and
                                    Related Stockholder Matters                                         16
                  Item 6.      Selected Financial Data                                                  17
                  Item 7.      Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                           18
                  Item 7A.     Qualitative and Quantitative Disclosures About Market Risk               25
                  Item 8.      Financial Statements and Supplementary Data                              25
                  Item 9.      Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                                 26

PART III
                  Item 10.     Directors and Executive Officers of the Registrant                       27
                  Item 11.     Executive Compensation                                                   27
                  Item 12.     Security Ownership of Certain Beneficial Owners and
                                    Management                                                          27
                  Item 13.     Certain Relationships and Related Transactions                           27

PART IV
                  Item 14.     Exhibits, Financial Statement Schedules and Reports on
                                    Form 8-K                                                            28
Signatures                                                                                              31

                                     PART I

ITEM 1. BUSINESS
        --------
The Trust

Washington Real Estate Investment Trust ("WRIT" or the "Trust") is a self-administered, self-managed, equity real estate investment trust ("REIT"). The Trust's business consists of the ownership and operation of income-producing real properties. The Trust has a fundamental strategy of regional focus, diversification by property type and conservative capital management.

WRIT operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 95 percent of its taxable income to its shareholders each year, and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. With regard to capital gains, the Trust has the option of (i) paying out capital gains to the shareholders with no tax to the Trust, (ii) paying a capital gains tax and retaining the gains on sales, (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders or (iv) reinvest the proceeds of a sale in other real estate properties and thereby deferring recognition of the gain. Over the last five years, dividends paid per share have been $1.31 for 2001, $1.23 for 2000, $1.16 for 1999, $1.11 for 1998 and $1.07 for 1997. The gain on the sales of real estate of $4.3 million in 2001 was tax deferred. The proceeds of these sales were used to acquire real estate assets and will not be distributed.

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

2. Geographic markets deserving of focus must be among the nation's best markets with a strong primary industry foundation and be diversified enough to withstand downturns in its primary industry.

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

The Greater Washington, D.C. Economy

The Greater Washington, D.C. economy continues to expand, although at a slower rate than a year ago. Continuing its reputation as recession-resistant, the Washington region saw the Federal government, its contractors and professional service firms continue to expand, adding jobs when the nation as a whole lost jobs at a 0.6% annual rate.

Increased spending by the Federal government is likely to drive regional economic growth in 2002. According to Delta Associates / Transwestern Commercial Services (Delta):

     o 12-month job growth through November 2001 was 1.5% for the region compared to negative 0.6% nationwide.

     o The Washington area unemployment rate reached 3.4% in October 2001, up from 2.3% for the same period in 2000, but well below the national rate of 5.7%

     o    Approximately 75,000 new jobs are projected for the region in 2002.

While growth is very important, from an investment perspective economic stability is equally important. In this context, no other region in the country can compete with the Greater Washington region.

The Federal government and Technology industries are two of the strongest core industries in the Washington area economy. Washington D.C. area technology firms are concentrated in more stable sub-sectors than other technology centered regions.

Increased spending by the Federal government is likely to drive regional economic growth in 2002. The Federal government's increased spending on defense and technology projects is likely to spur significant growth in the region's technology sector.

     o The Washington area economy could grow by as much as 3.5% in 2002, due largely to the stimulus of increased federal outlays.

     o    Federal government spending accounts for 31% of Gross Regional Product

     o Technology outlays account for about 50% of all Federal procurement spending in the Washington area.

     o Technology spending by the Federal government is projected to increase $2 billion in 2002.

     o Technology spending as a percent of total federal procurement has been 49% in the area for the last 10 years.



Greater Washington Real Estate Markets

The combination of economic growth and stability in the Greater Washington region has translated into real estate market performance in each of our four sectors as reflected in the following data provided by Delta:

Office Sector

     o Rents were stable for the region in 2001 as a whole. The District of Colombia and Suburban Maryland rose 3% in 2001 while Northern Virginia declined 7%.

     o Rents will likely hold firm in the District of Colombia and Suburban submarkets, particularly as the Federal government seeks more close-in space for federal agencies. Rents will likely continue to contract over the next six months in the Dulles Corridor of Northern Virginia where oversupply in the market is greatest.

     o Direct vacancy was 6.2% (9.6% with sublet space included) at year-end 2001, up from 3.6% direct (8.4% with sublet space) at year-end 2000.

     o Vacancy rates remain among the lowest of any major metro area and well below the peak rates of the early 1990s.

     o The overall vacancy rate is projected to remain in the 9% range over the next two years.

     o    Net absorption totaled 5.8 million square feet, down from a high of
          15.6 million square feet in 2000. This was only one-third of the volume experienced in 2000 but is the highest of any region in the U.S. in 2001.

     o Of the 15.0 million square feet of space under construction at year-end 2001, 56% was pre-leased.

Multifamily Sector

     o Overall, Class B apartment (WRIT's market segment) rents rose 1.9% in the Washington region in 2001. Suburban Maryland rents rose 6.8%, the District submarkets increased 5.4% and Northern Virginia declined 1.1%.

     o Rent growth is expected to continue its slow down with a very modest rise in vacancies over the next 12 to 18 months.

     o The 1.3% vacancy rate at year-end 2001 in Class B apartments was up from 0.7% at year-end 2000, still very low by historical standards.

Grocery-Anchored Retail Centers Sector - The Washington Metro area market continues to be a strong retail market due to:

     o    The highest per capita income of any major metro area in the U.S.

     o The high growth rate - 25,000 new households per year since 1993; prospects for continued growth of 25,000 to 35,000 per annum through 2005.

     o    Demand for retail space exceeding new development since the early
          1990's.

     o Overall market vacancy in grocery-anchored retail centers still remains low at 3.3% at year end 2001, compared to 2.2% at year end 2000.

     o Rents for in-line tenants declined 4.0% in 2001. Rent increases have been just under 2% per annum since 1996.

Industrial Sector

     o Average industrial rents were up 12.6% in Suburban Maryland and declined 7.0% in Northern Virginia in 2001.

     o Rents are projected to continue to soften in 2002 before stabilizing in the second-half of the year.

     o Direct vacancy was 9.7% at year-end 2001 (11.0% with sublet space), up from 7.2% at year-end 2000 (7.7% with sublet space).

     o The regional industrial vacancy rate is projected to increase to the mid-11% range by year-end 2002.

     o Of the 3.9 million square feet of industrial space under construction at year-end 2001, 18% was pre-leased, down from 8.5 million and 22%, respectively, at year-end 2000.


WRIT PORTFOLIO

As of December 31, 2001, WRIT owned a diversified portfolio consisting of 10 retail centers, 23 office buildings, 9 multifamily buildings and 16 industrial properties. WRIT's principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2001, 2000 and 1999 and the percent leased as of December 31, 2001 were as follows:

                                                                   Real Estate Rental Revenue
        Percent Leased                                             --------------------------
        December 31, 2001                                          2001      2000       1999
        -----------------                                          --------------------------
                 97%               Office buildings                  55%       53%        52%
                 94%               Retail centers                    13        14         15
                 95%               Multifamily                       18        19         19
                100%               Industrial                        14        14         14
                                                                   ---------------------------
                                                                     100%      100%       100%
                                                                   ---------------------------

On a combined basis, WRIT's portfolio was 97% occupied in 2001, 97% occupied in 2000 and 96% occupied in 1999.

Total revenue was $148.4 million for 2001, $134.7 million for 2000 and $119.0 million for 1999. During 1999, 2000 and 2001, WRIT acquired six office buildings, one retail center, two multifamily buildings and four industrial properties. During 1999, 2000 and 2001, WRIT sold three office properties, four industrial properties and three retail centers. These acquisitions and dispositions were the primary reason for the shifting of each group's percentage of total revenue reflected above. No single tenant accounted for more than 3.3% of revenue in 2001, 3.6% of revenue in 2000 and 3.8% of revenue in 1999. All Federal government tenants in the aggregate accounted for approximately 2.1% of WRIT's 2001 total revenue. Various agencies of the U.S. government are counted separately and include the Department of Commerce, Immigration and Naturalization Service, U.S. Postal Service, Social Security Administration and U.S. Patent Office. WRIT's larger non-Federal government tenants include Suntrust Bank, Xerox, OAO Corporation, Sun Microsystems, Lockheed Corporation, INOVA Health Systems, United Communications Group, Sunrise Assisted Living, Inc. and TRW, Inc.

WRIT's largest tenant in terms of total revenue in 2001 was Getronics (formerly Wang Laboratories). Getronic's lease agreements with WRIT expired effective December 31, 2001 and this tenant vacated 156,000 square feet (approximately 30%) at 7900 Westpark Drive effective January 1, 2002. WRIT anticipates the releasing of this space to begin in the third and fourth-quarters of 2002 and continuing into 2003.

As of December 31, 2001, and for the year then ended, the 7900 Westpark office building accounted for 11% of total real estate assets based upon book value and 9% of total revenues. No other single property accounted for more than 10% of total real estate assets or total revenues.

The Trust expects to continue investing in additional income producing properties. WRIT only invests in properties which management believes will increase in income and value. WRIT's properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their values and income. Major improvements and/or renovations to the properties in 2001, 2000 and 1999 are discussed on page 19.

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 278 as of February 28, 2002 including 211 persons engaged in property management functions and 67 persons engaged in corporate, financial, leasing, and asset management functions.


RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our "shares," and the investors who own shares our "shareholders." This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 24.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our shares, are subject to the risk that if our office, industrial, multi-family and retail properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, multi-family and retail properties:

     o    downturns in the national, regional and local economic climate;
     o competition from other office, industrial, multi-family and retail properties;
     o local real estate market conditions, such as oversupply or reduction in demand for office, industrial, multi-family or retail properties;
     o changes in interest rates and availability of financing; o vacancies, changes in market rental rates and the need to periodically repair, renovate and relet space; o increased operating costs, including insurance premiums, utilities and real estate taxes;
     o civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses;
     o significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property; and
     o    ability to collect rents from tenants.

We are dependent upon the economic climate of the Greater Washington, D.C.
region.

All of WRIT's properties are located in the Greater Washington, D.C. region as compared to a geographically diverse portfolio. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect on the Trust.

We face risks associated with property acquisitions.

We intend to continue to acquire properties that could continue to increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

     o we may be unable to acquire a desired property because of competition from other real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;
     o even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;
     o even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;
     o    we may be unable to finance acquisitions on favorable terms;
     o acquired properties may fail to perform as we expected in analyzing our investments; and
     o our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

     o    liabilities for clean-up of undisclosed environmental contamination;
     o claims by tenants, vendors or other persons dealing with the former owners of the properties;
     o    liabilities incurred in the ordinary course of business; and
     o claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We face potential difficulties or delays renewing leases or re-leasing space.

We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, we may not be able to relet the space. Even if tenants decide to renew, the terms of renewals or new leases, including the cost of required improvements or concessions to tenants, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

We face potential adverse effects from major tenants' bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties. Although we have not experienced material losses from tenant bankruptcies or insolvencies in the past, our tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations.

Our properties face significant competition.

We face significant competition from developers, owners and operators of office, industrial, multi-family, retail and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may effect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Compliance or failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including office, industrial, retail and multi-family properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders. We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results from operations.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an "all risk" basis, including losses caused by acts of terrorism. Following the recent terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies. Our "all risk" insurance coverage which is in full force and effect until renewal in September 2002, has not been modified and includes coverage for losses attributable to acts of terrorism. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property; depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

     o as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
     o the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
     o even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
     o governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

We have a storage tank third party liability policy in place to cover potential hazardous releases from underground storage tanks on our properties. This insurance is in place to mitigate any potential remediation costs from the effect of releases of hazardous or toxic substances from these storage tanks.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

     o    properly manage and maintain the asbestos;
     o    notify and train those who may come into contact with asbestos; and
     o undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

     o the environmental assessments and updates did not identify all potential environmental liabilities;
     o a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;
     o new environmental liabilities have developed since the environmental assessments were conducted; and
     o future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.

Rising interest rates would increase our interest costs.

We may incur more indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow, our ability to service debt and our ability to make distributions to our shareholders. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to other parties to the agreements not performing or that the agreements could be unenforceable.

Covenants in our debt agreements could adversely affect our financial condition.

We rely on borrowings under our credit facilities to finance acquisitions and development activities and for working capital, and if we are unable to borrow under our credit facilities, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely affected.

Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.

Failure to qualify as a REIT trust would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

If we fail to qualify as a real estate investment trust for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT.

If we fail to qualify as a REIT we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

     o we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
     o we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
     o unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and
     o all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a real estate investment trust could impair our ability to expand our business and raise capital, and would adversely affect the value of our shares.

Changes in market conditions could adversely affect the market price of our shares.

As with other publicly traded equity securities, the value of our shares depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our shares are the following:

     o    the extent of investor interest in us;
     o the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
     o    our financial performance; and

     o    general stock and bond market conditions.


ITEM 2. PROPERTIES
        ----------

The schedule on the following page lists the Trust's real estate investment portfolio as of December 31, 2001, which consisted of 58 properties.

As of December 31, 2001, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to WRIT's financial statements included in this Annual Report on Form 10-K.

                             SCHEDULE OF PROPERTIES
                             ----------------------

                                                                                                                     Percent
                                                                     Year           Year          Net Rentable*      Leased
           Properties                           Location           Acquired      Constructed       Square Feet      12/31/01
--------------------------------          ---------------------    --------      -----------      -------------    ----------

Office Buildings
----------------

1901 Pennsylvania Avenue                     Washington, D.C.        1977           1960               97,000          100%
51 Monroe Street                             Rockville, MD           1979           1975              210,000           97%
7700 Leesburg Pike                           Falls Church, VA        1990           1976              145,000           98%
515 King Street                              Alexandria, VA          1992           1966               78,000           95%
The Lexington Building                       Rockville, MD           1993           1970               47,000           98%
The Saratoga Building                        Rockville, MD           1993           1977               59,000          100%
Brandywine Center                            Rockville, MD           1993           1969               35,000          100%
Tycon Plaza II                               Vienna, VA              1994           1981              131,000           94%
Tycon Plaza III                              Vienna, VA              1994           1978              152,000           99%
6110 Executive Boulevard                     Rockville, MD           1995           1971              199,000           99%
1220 19th Street                             Washington, D.C.        1995           1976              104,000           92%
Maryland Trade Center I                      Greenbelt, MD           1996           1981              191,000           97%
Maryland Trade Center II                     Greenbelt, MD           1996           1984              159,000          100%
1600 Wilson Boulevard                        Arlington, VA           1997           1973              167,000          100%
7900 Westpark Drive                          McLean, VA              1997      1972/1986/1999/1/      527,000          100%
8230 Boone Boulevard                         Vienna, VA              1998           1981               58,000           72%
Woodburn Medical Park I                      Annandale, VA           1998           1984               71,000          100%
Woodburn Medical Park II                     Annandale, VA           1998           1988               96,000          100%
600 Jefferson Plaza                          Rockville, MD           1999           1985              115,000           99%
1700 Research Boulevard                      Rockville, MD           1999           1982              103,000          100%
Parklawn Plaza                               Rockville, MD           1999           1986               40,000          100%
Wayne Plaza                                  Silver Spring, MD       2000           1970               91,000           95%
Courthouse Square                            Alexandria, VA          2000           1979              113,000           95%
One Central Plaza                            Rockville, MD           2001           1974              274,000          100%
                                                                                                    ---------         ----
                  Subtotal                                                                          3,262,000           97%
                                                                                                    =========         ====

Retail Centers
--------------

Concord Centre                               Springfield, VA         1973           1960               76,000           96%
Bradlee                                      Alexandria, VA          1984           1955              168,000          100%
Chevy Chase Metro Plaza                      Washington, D.C.        1985           1975               51,000           94%
Takoma Park                                  Takoma Park, MD         1963           1962               59,000          100%
Westminster                                  Westminster, MD         1972           1969              165,000           80%
Wheaton Park                                 Wheaton, MD             1977           1967               71,000           96%
Montgomery Village Center                    Gaithersburg, MD        1992           1969              196,000           94%
Shoppes of Foxchase                          Alexandria, VA          1994           1960              128,000           94%
Frederick County Square                      Frederick, MD           1995           1973              233,000           93%
800 S. Washington Street                     Alexandria, VA          1998         1955/1959            51,000          100%
                                                                                                    ---------         ----
                  Subtotal                                                                          1,198,000           94%
                                                                                                    =========         ====

Multifamily Buildings/# units
-----------------------------

Country Club Towers/227                      Arlington, VA           1969           1965              157,000           97%
Munson Hill Towers/279                       Falls Church, VA        1970           1963              258,000           94%
Park Adams/200                               Arlington, VA           1969           1959              158,000           95%
Roosevelt Towers/190                         Falls Church, VA        1965           1964              156,000           92%
3801 Connecticut Avenue/307                  Washington, D.C.        1963           1951              166,000           96%
The Ashby at McLean/250                      McLean, VA              1996           1982              349,000           96%
Walker House Apartments/196                  Gaithersburg, MD        1996           1971              148,000           95%
Bethesda Hills Apartments/194                Bethesda, MD            1997           1986              226,000           95%
Avondale/236                                 Laurel, MD              1999           1987              162,000           98%
                                                                                                    ---------         ----
                  Subtotal (2,079 units)                                                            1,780,000           95%
                                                                                                    =========         ====

-------------
/1/ A 49,000 square foot addition to 7900 Westpark Drive was completed in September 1999.
*    Multifamily buildings are presented in gross square feet.


                                                                                                                     Percent
                                                                     Year           Year          Net Rentable*      Leased
           Properties                           Location           Acquired      Constructed       Square Feet      12/31/01
--------------------------------          ---------------------    --------      -----------      -------------    ----------

Industrial Distribution/Flex Properties
---------------------------------------

Pepsi-Cola Distribution Center                Forestville, MD          1987           1971             69,000          100%
Capitol Freeway Center3                       Washington, D.C.         1974           1940            145,000            0%
Fullerton Business Center                     Springfield, VA          1985           1980            103,000           95%
Charleston Business Center                    Rockville, MD            1993           1973             85,000          100%
Tech 100 Industrial Park                      Elkridge, MD             1995           1990            167,000          100%
Crossroads Distribution Center                Elkridge, MD             1995           1987             85,000          100%
The Alban Business Center                     Springfield, VA          1996        1981/1982           87,000          100%
The Earhart Building                          Chantilly, VA            1996           1987             92,000          100%
Ammendale Technology Park I                   Beltsville, MD           1997           1985            167,000          100%
Ammendale Technology Park II                  Beltsville, MD           1997           1986            108,000          100%
Pickett Industrial Park                       Alexandria, VA           1997           1973            246,000          100%
Northern Virginia Industrial Park             Lorton, VA               1998        1968/1991          790,000           99%
8900 Telegraph Road                           Lorton, VA               1998           1985             32,000          100%
Dulles South IV                               Chantilly, VA            1999           1988             83,000          100%
Sully Square                                  Chantilly, VA            1999           1986             95,000          100%
Amvax                                         Beltsville, MD           1999           1986             31,000          100%
Sullyfield Center                             Chantilly, VA            2001           1985            248,000          100%
                                                                                                    ---------         ----
                  Subtotal                                                                          2,633,000          100%/4/
                                                                                                    =========         ====
                  TOTAL                                                                             8,873,000
                                                                                                    =========

------------
/3/  Property subsequently sold in February 2002.
/4/ Total Industrial percent leased at December 31, 2001 excludes Capitol Freeway Center vacancy.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

The high and low sales price for the Trust's shares for 2001 and 2000, by quarter, and the amount of dividends paid by the Trust are as follows:


                                                  Quarterly Share Price Range
                                                  ---------------------------
                             Dividends
          Quarter            Per Share             High             Low
          -------            ---------             ----             ---

          2001

                4             $ .3325             $25.52           $22.60
                3               .3325              25.28            20.80
                2               .3325              24.72            21.60
                1               .3125              24.00            21.17

          2000

                4              $.3125                $25              $18 3/4
                3               .3125                 17               17 3/8
                2               .3125                 17 15/16         14 1/2
                1               .2925                 18 3/4           14 5/16




The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust's cash flow from operating activities.

ITEM 6.       SELECTED FINANCIAL DATA
              ------------------------



                                                   2001          2000         1999         1998         1997
                                               -----------    -----------  ----------   ----------   ----------
                                                (in thousands, except per share data)


Real estate rental revenue                        $148,424      $134,732      $118,975     $103,597     $ 79,429

Income before gain on sale of real estate         $ 48,057       $41,572      $ 36,392     $ 34,300     $ 30,136

Gain on sale of real estate                       $  4,296       $ 3,567      $  7,909     $  6,764           --

Net income                                        $ 52,353       $45,139      $ 44,301     $ 41,064     $ 30,136

Income per share before gain on sale of  real
   estate - basic                                    $1.28         $1.16         $1.02        $0.96        $0.90

Income per share before gain on sale of  real        $1.27         $1.16         $1.02        $0.96        $0.90
   estate - diluted

Earnings per Share - basic                           $1.39         $1.26         $1.24        $1.15        $0.90

Earnings per Share - diluted                         $1.38         $1.26         $1.24        $1.15        $0.90

Total assets                                      $707,935      $633,415      $608,480     $558,707     $468,571

Lines of credit payable                                 --            --      $ 33,000     $ 44,000     $ 95,250

Mortgage notes payable                            $ 94,726      $ 86,260      $ 87,038     $ 28,912     $  7,461

Notes payable                                     $265,000      $265,000      $210,000     $210,000     $100,000

Shareholders' equity                              $323,607      $258,656      $257,189     $253,733     $252,088

Cash dividends paid                               $ 49,686      $ 43,955      $ 41,341     $ 39,614     $ 36,108

Cash dividends paid per share                        $1.31         $1.23         $1.16        $1.11        $1.07


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ----------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

WRIT's discussion and analysis of the company's financial condition and results of operations are based upon WRIT's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WRIT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, WRIT evaluates the company's estimates, including those related to estimated useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. WRIT bases the company's estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

CRITICAL ACCOUNTING POLICIES
----------------------------

WRIT believes the following critical accounting policies affect the company's more significant judgments and estimates used in the preparation of the company's consolidated financial statements. WRIT's significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Revenue Recognition

WRIT's revenue recognition policy is significant because revenue is a key component of the company's results from operations. In addition, revenue recognition determines the timing of certain expenses, such as leasing commissions and bad debt. WRIT recognizes real estate rental revenue including cost reimbursement income when earned in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". This requires WRIT to recognize rental revenue on a straight-line basis over the term of the company's leases. WRIT maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the company's tenants to make required payments.

Estimated Useful Lives of Real Estate Assets

Real estate assets are depreciated on a straight-line basis over estimated useful lives not exceeding 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life or the term of the lease. Maintenance and repair costs are charged to expense as incurred.

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ending December 31, 2001.

RESULTS OF OPERATIONS
---------------------

REAL ESTATE RENTAL REVENUE: 2001 VERSUS 2000
--------------------------------------------

Total revenues for 2001 increased $13.7 million, or 10%, to $148.4 million from $134.7 million in 2000. The percentage increase in real estate rental revenue from 2000 to 2001 by property type was as follows:


                  Office Buildings                          14%
                  Retail Centers                             5%
                  Multifamily                                5%
                  Industrial/Flex Properties                 8%

During 2001, WRIT's office building revenues and operating income increased by 14% and 15%, respectively, over 2000. These increases were primarily due to the 2001 acquisition of One Central Plaza and 2000 acquisitions of Wayne Plaza and Courthouse Square combined with increased rental rates for the sector, offset in part by the 2001 sale of 10400 Connecticut Avenue. 3.5% of the real estate portfolio revenues are attributable to WRIT's medical office buildings, which WRIT considers to have less exposure to economic trends than typical office buildings. Occupancy levels remained relatively unchanged.

Revenues and operating income in WRIT's core group of office buildings (excluding 2001 and 2000 acquisitions and dispositions) increased 4% and 5%, respectively, from 2000 to 2001. The increases in revenue and operating income were the result of strong rental rate growth throughout the sector. WRIT's office markets are strong and, while there is a significant amount of office development underway in several submarkets, management anticipates that this sector will continue to perform well in 2002. Economic occupancy rates for the core group of office buildings averaged 98% for 2001 and 97% for 2000. Economic occupancy is defined as gross rental revenue less vacancy losses.

Rental rate increases of 4% for the core group of office buildings were the result of increases at nearly all of the properties. During 2001, WRIT executed new leases for 515,000 square feet of office space at an average face rent increase of 18% on a non-straight line basis.

During 2001, WRIT's retail center revenues and operating income increased by 5% and 6%, respectively, over 2000. The change was primarily attributable to increased rental rates across the sector offset in part by the 2000 sales of Prince William Plaza and Clairmont retail center. Occupancy levels remained relatively unchanged.

Retail center revenues and operating income in WRIT's core retail centers (excluding 2001 and 2000 acquisitions and dispositions) increased 7% and 8%, respectively, from 2000 to 2001, due primarily to the 8% growth in retail center rental rates for this same group.

Rental rate increases of 8% for the core group of retail centers were the result of increases at the majority of the properties. During 2001, WRIT executed new leases for 188,000 square feet of retail space at an average face rent increase of 64% on a non-straight line basis.

WRIT's multifamily revenues and operating income increased by 5% and 4%, respectively, in 2001 over 2000. These increases were primarily due to increased rental rates offset by declining occupancy levels across the sector.

WRIT's multifamily sector core group revenues and operating income increased 4% and 6%, respectively. These increases were the result of the 7% rental rate increase throughout the group. Economic occupancy rates for the core group of multifamily averaged 95% in 2001 and 97% in 2000.

WRIT's industrial/flex revenues and operating income increased by 8% and 6%, respectively, in 2001 over 2000. These increases were primarily due to the 2001 acquisitions of Sullyfield Commerce Center as well as increased rental rates and occupancy levels across the sector.

Revenues and operating income in WRIT's core group of industrial/flex properties (excluding 2001 and 2000 acquisitions and dispositions) increased 6% and 8%, respectively, from 2000 to 2001 as a result of rental rate growth and higher occupancy levels in 2001 compared to 2000. Rental rate increases of 6% for the core group of industrial/flex properties were the result of increases at the majority of the centers. During 2001, WRIT executed new leases for 451,000 square feet of industrial space leases at an average face rent increase of 9.3% on a non-straight line basis. Economic occupancy rates for the core group of industrial/flex properties averaged 98% in 2001 compared to 97% in 2000.

Rental rate increases of 6% for the core group of industrial/flex properties were the result of increases at the majority of the centers. During 2001, WRIT executed new leases for 451,000 square feet of industrial space leases at an average face rent increase of 9.3% on a non-straight line basis.

REAL ESTATE RENTAL REVENUE: 2000 VERSUS 1999
--------------------------------------------

Total revenues for 2000 increased $15.8 million, or 13%, to $134.7 million from $119.0 million in 1999. The percentage increase in real estate rental revenue from 1999 to 2000 by property type was as follows:

                  Office Buildings                              15%
                  Retail Centers                                 1%
                  Multifamily                                   14%
                  Industrial/Flex Properties                    19%

During 2000, WRIT's office building revenues and operating income increased by 15% and 17%, respectively, over 1999. These increases were primarily due to increased rental rates for the sector, the 2000 acquisitions of Wayne Plaza and Courthouse Square and the 1999 acquisitions of 600 Jefferson Plaza, 1700 Research Boulevard and Parklawn Plaza. These increases were offset in part by the 1999 sales of Arlington Financial Center and 444 North Frederick Road and a slight decline in occupancy rates.

Revenues and operating income in WRIT's core group of office buildings (excluding 2000 and 1999 acquisitions and dispositions) increased 9% and 10%, respectively, from 1999 to 2000. These increases were a result of strong rental rate growth with some moderate occupancy gains throughout the sector. Economic occupancy rates for the core group of office buildings averaged 97% for 2000 and 1999.

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

Revenues and operating income in WRIT's core retail centers (excluding 2000 and 1999 acquisitions and dispositions) increased 4% and 8%, respectively, from 1999 to 2000 due to increased rental rate growth. Retail center rental rates for this same group increased 5% in 2000 over 1999.

Rental rate increases of 5% for the core group of retail centers were the result of increases at the majority of the properties. During 2000, WRIT executed new leases for 181,000 square feet of retail space at an average face rent increase of 15% on a non-straight line basis.

WRIT's multifamily revenues and operating income increased by 14% and 19%, respectively, in 2000 over 1999. These increases were primarily due to the 1999 acquisition of Avondale Apartments combined with increased rental rates and occupancy levels across the sector.

WRIT's multifamily sector core group revenues and operating income (excluding the Avondale Apartments acquired in 1999) increased 7% and 11%, respectively. These increases were the result of the 6% rental rate increase throughout the group. Economic occupancy rates for the core group of multifamily averaged 97% in both 2000 and 1999.

WRIT's industrial/flex property revenues and operating income increased by 19% and 21%, respectively, in 2000 over 1999. These increases were primarily due to the 1999 acquisitions of Dulles South IV, Amvax and Sully Square, as well as increased rental rates and occupancy levels primarily at Northern Virginia Industrial Park, offset in part by the loss of revenues from the 1999 sales of the Department of Commerce Industrial Center and V Street Distribution Center.

Revenues and operating income in WRIT's core group of industrial/flex properties (excluding 2000 and 1999 acquisitions and dispositions) increased 17% and 10%, respectively, from 1999 to 2000 due to increased rental rate growth and higher occupancy levels. Economic occupancy rates for the core group of industrial/flex properties averaged 96% in 2000 compared to 94% in 1999.

Rental rate increases of 4% for the core group of industrial/flex properties were the result of increases at the majority of the centers. During 2000, WRIT executed new leases for 1,083,000 square feet of industrial space leases at an average face rent increase of 19% on a non-straight line basis.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS
--------------------------------------------------

Real estate operating expenses as a percentage of revenue were 28% for both 2001 and 2000 and 30% for 1999. Real estate operating expenses increased to $42.1 million in 2001 from $38.3 million in 2000 and $35.3 million in 1999 in general due to the acquisition of three real estate properties in 2001, three real estate properties in 2000 and seven real estate properties in 1999 as well as higher real estate taxes due to increases in assessed value throughout much of the portfolio. Core portfolio operating expenses increased 4 % in 2001 from 2000 and 5% from 2000 to 1999 due primarily to higher real estate taxes and property management fees attributable to the increase in real estate revenue. It should be noted, property management fees are passed through to tenants as part of the full service rent or as a contractual pass through.

Depreciation and amortization expense increased $4.0 million in 2001 from 2000 due to total acquisitions of $67.8 million in 2001, $26.6 million of acquisitions throughout 2000 and capital and tenant improvement expenditures, of $14.0 million and $16.3 million for 2001 and 2000, respectively. Depreciation and amortization expense increased $3.1 million in 2000 from 1999 due to $26.6 million of acquisitions in 2000, $61.8 million in acquisitions throughout 1999 and $16.3 million and $18.4 million, respectively, in 2001 and 2000 capital and tenant improvement expenditures.

Interest expense increased $1.5 million in 2001 from 2000. The increase is primarily attributable to the issuance of $55.0 million in medium-term notes in November 2000 used to pay off WRIT's unsecured lines of credit and the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center. Interest expense increased $3.3 million in 2000 from 1999. The increase is primarily attributable to a higher average unsecured line of credit balance outstanding combined with higher variable interest rates, the issuance of $55.0 million in medium-term notes in November 2000 used to pay off WRIT's unsecured lines of credit and the assumption of an $8.7 million mortgage in September 1999 with the acquisition of Avondale Apartments.

General and administrative expenses were $6.1 million for 2001 as compared to $7.5 million for 2000 and $6.2 million for 1999. The decrease in general and administrative expenses in 2001 from 2000 was primarily attributable to increased property management fees passed through to tenants in 2001 that in turn reduced the administrative expenses of the Trust. General and administrative expenses also declined in 2001 due to lower incentive compensation as a result of a reduced rate of growth of the Trust. The increase in general and administrative expenses in 2000 from 1999 was primarily attributable to increased incentive compensation due to the high rate of growth of the Trust.

Gain on sale of real estate was $4.3 million for the year ended December 31, 2001, resulting from the sale of 10400 Connecticut Avenue. Gain on sale of real estate in 2000 was $3.6 million resulting from the sales of Prince William Plaza and Clairmont Center. The $7.9 million gain on sale of real estate in 1999 resulted from the sales of Arlington Financial Center, 444 North Frederick Avenue, Department of Commerce and V Street Distribution Center.

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

WRIT has two line of credit commitments in place from commercial banks: a $25.0 million line of credit and a $50.0 million line of credit. Both bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of December 31, 2001, WRIT had $0 outstanding under the company's lines of credit. The $25.0 million line of credit matures March 2002, and negotiations for renewal of this line of credit are under discussion.

The lines of credit and senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2001. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

WRIT acquired three properties in 2001 for total acquisition costs of $67.8 million. Acquisitions in 2000 included three improved properties and the land under Munson Hill Towers at a cost of $26.6 million. Seven properties were acquired in 1999 for a total acquisition cost of $61.8 million.

2001 acquisitions were funded through income from operations, line of credit advances and proceeds from the public offering in April 2001 and a property sale in September 2001. On April 24, 2001 WRIT completed a public offering of 2.3 million shares. The $53.1 million net proceeds were used to repay $43.0 million in borrowings under the Trust's line of credit. WRIT disposed of one property in 2001 resulting in net proceeds of $ 8.1 million.

Line of credit advances and the use of proceeds from property sales financed the 2000 acquisitions in February and August 2000. WRIT disposed of two properties in 2000 resulting in net proceeds of $5.7 million. The proceeds from these sales were used to partially fund 2000 acquisitions. On November 6, 2000, WRIT sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

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

Cash flow from operating activities totaled $74.7 million, $62.0 million and $53.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, including net income of $52.4 million (net of $4.3 million gain on property sales), $45.1 million (net of $3.6 million gain on property sales) and $44.3 million (net of $7.9 million gain on property sales), respectively, and depreciation and amortization of $26.7 million, $22.7 million and $19.6 million, respectively. The increase in cash flows from operating activities in 2001 and 2000 was primarily due to real estate acquisitions, increased operating income from previously owned properties and the resultant increase in net income.

Cash flows used in investing activities totaled $65.7 million, $37.4 million and $49.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash flows used in investing activities in 2001 from 2000 is attributable to an increase in real estate acquisitions offset by lower capital improvements and higher net proceeds for the property sale in 2001. The decline in cash flows used in investing activities in 2000 from 1999 is attributable to a reduction in real estate acquisitions and lower net proceeds from the sale of real estate.

Cash flows provided by financing activities were $11.0 million for the year ended December 31, 2001 compared to cash flows used in financing activities of $22.9 million and $3.2 million for the years ended December 31, 2000 and December 31, 1999, respectively. Cash flows provided by financing activities in 2001 compared to 2000 increased as a result of the $53.1 million proceeds from the 2001 public offering and an increase in share options exercised offset by increased dividend payments in 2001. Cash flows used in financing activities in 2000 compared to 1999 increased as a result of increased dividend payments in 2000, increased line of credit repayments in excess of advances, offset by net proceeds from the debt offering in 2000.

Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders. In 2001, 2000 and 1999, WRIT paid dividends totaling $49.7 million, $44.0 million and $41.3 million, respectively.

CAPITAL IMPROVEMENTS
--------------------

Capital improvements of $14.0 million were completed in 2001, including tenant improvements. Capital improvements to WRIT properties in 2000 and 1999 were approximately $16.3 million and $18.4 million, respectively.

WRIT's capital improvement costs for 1999 - 2001 were as follows (in thousands):


                                                    Year Ended December 31,
                                                ----------------------------------
                                                    2001         2000        1999
                                                    ----         ----        ----

Accretive capital improvements:
     Acquisition related                          $3,528    $   1,640    $  5,716
     Expansions and major renovations                794          892       5,929
     Tenant improvements                           4,096        6,342       2,342
                                                 -------     --------    --------
                  Total Accretive capital
                  improvements                     8,418        8,874      13,987
Other:                                             5,597        7,394       4,384
                                                 -------     --------    --------
                  Total                          $14,015     $ 16,268    $ 18,371
                                                 =======     ========    ========


Accretive Capital Improvements
------------------------------

Acquisition Related - These are capital improvements to properties acquired during the current and preceding two years which were planned during WRIT's investment analysis. In 2001 the most significant of these improvements were made to Wayne Plaza, One Central Plaza, Courthouse Square and Avondale Apartments. In 2000, the most significant of these improvements were made to Pickett Industrial Center, Northern Virginia Industrial Park, Earhart Building, South Washington Street, Bethesda Hill Apartments and Munson Hill Towers. In 1999, the most significant of these improvements were made to 7900 Westpark Drive, Woodburn Medical Park, Bethesda Hill Apartments, Ammendale Technology Park II and Northern Virginia Industrial Park.

Expansions and Major Renovations - Expansions increase the rentable area of a property. Major renovations are improvements sufficient to increase the income otherwise achievable at a property. In February 2001, WRIT acquired an apartment building at 1611 North Clarendon Boulevard adjacent to WRIT's 1600 Wilson Boulevard office property with the intent of developing a high-rise apartment building on that site utilizing the available density rights from both properties. Expansion costs in 2001 include costs associated with this development as well as a facade renovation of Westminster Shopping Center. 2000 expansion costs were related to the final costs associated with the expansion at 7900 Westpark Drive. During 1999, WRIT completed the 49,000 square foot expansion at 7900 Westpark Drive. WRIT also completed the renovation of the Bradlee Shopping Center during 1999.

Tenant Improvements - Tenant Improvements are costs associated with commercial lease transactions such as painting, carpeting and other space build-out.

WRIT's average Tenant Improvement Costs for 1999 - 2001 per square foot of space leased were as follows:


                                           Year Ended December 31,
                                 ----------------------------------------
                                 2001              2000             1999
                                 ----              ----             ----

Office Buildings                 $4.56             $4.71            $4.59
Retail Centers                   $2.65             $1.81            $0.69
Industrial/Flex Properties       $0.17             $1.47            $0.55


The Retail and Industrial Tenant Improvement costs are substantially lower than Office Improvement costs due to the tenant improvements required in these property types being substantially less extensive than in offices. WRIT believes its office tenant improvement costs are among the lowest in the industry for a number of reasons. Approximately 69% of our office tenants renew their leases with WRIT. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of WRIT's focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, WRIT is often able to lease an existing suite with tenant improvements being limited to new paint and carpet.

Other Capital Improvements
--------------------------

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be reincurred to maintain a property's income and value. In the Trust's residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements are made as needed upon vacancy of an apartment and averaged $958 for the 39% of apartments turned over in 2001. In 2001, WRIT also expensed an average of $355 per apartment turnover for items which do not have a long-term life and are, therefore, not capitalized.

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include (a) WRIT's intention to invest in properties that it believes will continue to increase in income and value; (b) WRIT's belief that its real estate markets will continue to perform well in 2002; (c) WRIT's belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; (d) WRIT's belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth and (e) other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipates," "potential," "projects," "will" and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT's tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, including the effects of changes in Federal government spending;
(c) the supply of competing properties; (d) inflation; (e) consumer confidence;
(f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) WRIT's future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) weather conditions; (m) the effects of changes in capital availability to the technology and biotechnology sectors of the economy, and (n) other factors discussed under the caption "Risk Factors."

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:



                                               Year Ended December 31,
                                         -----------------------------------
                                         2001          2000              1999
                                         ----          ----              ----

        Earnings to fixed charges        2.78x         2.63x             2.61x
        Debt service coverage            3.60x         3.40x             3.42x


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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2001.


                             -------------------------------------------------------------------------
                             2002        2003       2004       2005       2006     Thereafter    Total   Fair Value
                             ----        ----       ----       ----       ----     ----------    -----   ----------
                             In thousands


DEBT (all fixed rate
   except lines of credit)
Unsecured debt

   Principal                     $ --    $50,000   $55,000       $ --    $50,000    $110,000    $265,000  $272,689
   Interest                   $19,230    $18,043   $15,311    $11,389    $10,180     $81,558    $155,711
   Average interest rate        7.37%      7.36%     7.33%      7.17%      7.11%       7.33%       7.32%

Mortgages

   Principal amortization      $1,177     $7,651    $1,113   $ 26,638      $ 302    $ 57,845    $ 94,726  $  98,786
     (30 year schedule)
   Interest                    $7,129     $6,456    $6,383    $ 5,790     $4,282    $ 13,505    $ 43,545
   Average interest rate        7.42%      7.30%     7.30%      7.30%      7.09%       7.01%       7.17%



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

The financial statements and supplementary data listed under Item 14 (a) and filed as part of this report are incorporated herein by reference.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             ---------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2002 Annual Meeting Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2002 Annual Meeting Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WRIT's 2002 Annual Meeting Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -----------------------------------------------

The information required by this Item is hereby incorporated herein by reference to WIT's 2002 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

ITEM 14 (a). The following documents are filed as part of this Report:

 1.      Financial Statements: The following Financial Statements of Washington
         --------------------
         Real Estate Investment Trust and Reports of Independent Accountants are included in this Report:

         Report of Arthur Andersen LLP.

         Consolidated Balance Sheets at December 31, 2001 and 2000.

         Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements.

2.       Financial Statement Schedules: The following financial statement
         -----------------------------
         schedules of Washington Real Estate Investment Trust for the periods indicated are filed as part of this Report and should be read in conjunction with the Financial Statements of Washington Real Estate Investment Trust.

Schedule                                                                   Page
--------                                                                   ----

III      Real Estate and Accumulated Depreciation                           51



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

              (e) Amendment to Bylaws dated February 21, 2002, attached hereto.

         4.

              (a) Amended and restated credit agreement dated March 17, 1999 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender (successor by merger to The First National Bank of Chicago), and Bank One as agent. /(1)/

              (b) Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, Suntrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and Suntrust Bank, as agent. /(1)/

              (c) Indenture dated as of August 1, 1996 between Washington Real
                  Estate Investment Trust and The First National Bank of Chicago. /(2)/

              (d) Officers' Certificate Establishing Terms of the Notes, dated
                  August 8, 1996. /(2)/

              (e) Form of 2003 Notes. /(2)/

              (f) Form of 2006 Notes. /(2)/

              (g) Form of MOPPRS Notes. /(3)/

              (h) Form of 30 year Notes. /(3)/

              (i) Remarketing Agreement. /(3)/

              (j) Form of 2004 fixed-rate notes. /(4)/

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

        10.   Management contracts, plans and arrangements

              (a) Employment Agreement dated May 11, 1994 with Edmund B. Cronin,
                  Jr. /(5)/

              (b) 1991 Incentive Stock Option Plan, as amended. /(5)/

              (c) Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. /(5)/

              (d) Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to
                  Exhibit 10(e) to the 1995 Form 10-K.

              (e) Share Grant Plan. /(6)/

              (f) Share Option Plan for Trustees. /(6)/

              (g) Deferred Compensation Plan for Executives dated January 1,
                  2000, incorporated herein by reference to Exhibit 10(g) to the 2001 Form 10-K.

              (h) Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2001 Form 10-K.

              (i) 2001 Stock Option Plan incorporated herein by reference to
                  Exhibit A to 2001 Proxy Statement dated March 29, 2001.

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

        23.   Consents

              (a) Consent of Arthur Andersen LLP

        99.   Exhibits

              (a) Letter regarding Arthur Andersen's representation to the Trust in accordance with Temporary Note 3T to Article 3 of Regulation S-X.

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

                                      WASHINGTON REAL ESTATE INVESTMENT TRUST

Date:  April 1, 2002

                                      By:     /s/ Edmund B. Cronin, Jr.
                                             -----------------------------------
                                             Edmund B. Cronin, Jr.
                                             President, Chief Executive Officer,
                                              Chairman and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Signature                              Title                                Date
---------                              ------                               ----
/s/ John M. Derrick, Jr.               Trustee                              April 1, 2002
-----------------------------
John M. Derrick, Jr.

/s/ Clifford M. Kendall                Trustee                              April 1, 2002
-----------------------------
Clifford M. Kendall

/s/ John P. McDaniel                   Trustee                              April 1, 2002
-----------------------------
John P. McDaniel

/s/ Charles T. Nason                   Trustee                              April 1, 2002
-----------------------------
Charles T. Nason

/s/ David M. Osnos                     Trustee                              April 1, 2002
-----------------------------
David M. Osnos

/s/ Susan J. Williams                  Trustee                              April 1, 2002
-----------------------------
Susan J. Williams

/s/ Laura M. Franklin                  Managing Director                    April 1, 2002
-----------------------------          Accounting and Administration
Laura M. Franklin


                    Report of Independent Public Accountants

To the Shareholders of
Washington Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust (the "Trust," a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 47 through 49 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

/s/ Arthur Andersen, LLP

Vienna, Virginia
February 20, 2002

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                  2001         2000
                                                                                --------      --------
Assets
    Land                                                                        $151,782      $142,811
    Building                                                                     622,804       555,702
                                                                                --------      --------
             Total real estate, at cost                                          774,586       698,513
    Accumulated depreciation                                                    (122,625)     (100,906)
                                                                                --------      --------
              Total investment in real estate, net                               651,961       597,607
    Cash and cash equivalents                                                     26,441         6,426
    Rents and other receivables, net of allowance for doubtful
          accounts of $1,993 and $1,743, respectively                             10,523         9,795
    Prepaid expenses and other assets                                             19,010        19,587
                                                                                --------      --------
              Total assets                                                      $707,935      $633,415
                                                                                ========      ========

Liabilities and shareholders' equity
     Accounts payable and other liabilities                                    $  13,239     $  13,048
     Advance rents                                                                 3,604         3,269
     Tenant security deposits                                                      6,148         5,624
     Mortgage notes payable                                                       94,726        86,260
     Notes payable                                                               265,000       265,000
                                                                                --------      --------
              Total liabilities                                                  382,717       373,201
                                                                                --------      --------

Minority interest                                                                  1,611         1,558
                                                                                --------      --------
Shareholders' equity
   Shares of beneficial interest, $.01 par value; 100,000 shares authorized:
     38,829 and 35,740 shares issued and outstanding, respectively                   388           357
   Additional paid in capital                                                    323,257       261,004
   Retained earnings (deficit)                                                       (38)       (2,705)
                                                                                --------      --------
              Total shareholders' equity                                         323,607       258,656
                                                                                --------      --------
              Total liabilities and shareholders' equity                        $707,935      $633,415
                                                                                ========      ========


        The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  2001          2000          1999
                                                                                --------      --------      --------
Real estate rental revenue                                                      $148,424      $134,732      $118,975

Real estate expenses
     Utilities                                                                     8,351         7,682         7,298
     Real estate taxes                                                            10,307         9,347         8,496
     Repairs and maintenance                                                       6,148         5,580         4,765
     Administrative                                                                3,068         2,753         2,520
     Management fees                                                               4,669         4,195         3,693
     Operating services and supplies                                               5,864         5,459         4,856
     Common area maintenance                                                       2,074         1,961         1,850
     Other expenses                                                                1,666         1,339         1,803
                                                                                --------      --------      --------
     Total real estate expenses                                                   42,147        38,316        35,281
                                                                                --------      --------      --------

Operating income                                                                 106,277        96,416        83,694

Depreciation and amortization                                                     26,735        22,723        19,590
                                                                                --------      --------      --------

Income from real estate                                                           79,542        73,693        64,104

Other income                                                                       1,686           943           732

Interest expense                                                                 (27,071)      (25,531)      (22,271)

General and administrative expenses                                               (6,100)       (7,533)       (6,173)
                                                                                --------      --------      --------
Income before gain on sale of real estate                                         48,057        41,572        36,392

Gain on sale of real estate                                                        4,296         3,567         7,909
                                                                                --------      --------      --------
                  Net income                                                    $ 52,353     $  45,139     $  44,301
                                                                                ========     =========     =========

                  Basic earnings per share                                      $   1.39     $    1.26     $    1.24
                                                                                ========     =========     =========
                  Diluted earnings per share                                    $   1.38     $    1.26     $    1.24
                                                                                ========     =========     =========
                  Weighted Average Shares Outstanding - Basic                     37,674        35,735        35,714
                                                                                ========     =========     =========
                  Weighted Average Shares Outstanding - Diluted                   37,674        35,735        35,714
                                                                                ========     =========     =========


        The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (IN THOUSANDS)


                                                  Shares of
                                                  Beneficial     Additional       Retained
                                                 Interest at      Paid in         Earnings
                                    Shares        Par Value       Capital         (Deficit)   Equity
                                    -------      -----------     ----------       --------   --------
Balance, December 31, 1998           35,692         $357          $260,225        $ (6,849)  $253,733
     Net income                          --           --                --          44,301     44,301
     Dividends                           --           --                --         (41,341)   (41,341)
     Share options exercised             20           --               286             --         286
     Share Grants                         9           --               210             --         210
                                    -------         ----          --------        --------   --------
Balance, December 31, 1999           35,721          357           260,721          (3,889)   257,189
     Net income                          --           --                --          45,139     45,139
     Dividends                           --           --                --         (43,955)   (43,955)
     Share options exercised              7           --               100             --         100
     Share Grants                        12           --               183             --         183
                                    -------         ----          --------        --------   --------
Balance, December 31, 2000           35,740          357           261,004          (2,705)   258,656
     Net income                          --           --                --          52,353     52,353
     Dividends                           --           --                --         (49,686)   (49,686)
     Share options exercised            518            5             8,464             --       8,469
     Share Grants                        36            1               706             --         707
     Share offering                   2,535           25            53,083             --      53,108
                                    -------         ----          --------        --------   --------
Balance, December 31, 2001          $38,829         $388          $323,257        $    (38)  $323,607
                                    =======         ====          ========        ========   ========

        The accompanying notes are an integral part of these statements.

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (IN THOUSANDS)

                                                                       2001       2000        1999
                                                                    --------    --------    --------
Cash flows from operating activities
     Net income                                                     $ 52,353    $ 45,139    $ 44,301
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Gain on sale of real estate                                  (4,296)     (3,567)     (7,909)
         Depreciation and amortization                                26,736      22,723      19,590
         Increases in other assets                                    (1,949)     (3,382)     (1,954)
         Increases (decreases) in other liabilities                    1,609         834        (985)
         Share Grants                                                    219         227         177
                                                                    --------    --------    --------
                  Cash provided by operating activities               74,672      61,974      53,220
                                                                    --------    --------    --------

Cash flows from investing activities
     Real estate acquisitions, net*                                  (59,250)    (26,581)    (53,197)
     Improvements to real estate                                     (14,015)    (16,268)    (18,371)
     Non-real estate capital improvements                               (538)       (267)       (350)
     Net proceeds from sale of real estate                             8,115       5,732      22,033
                                                                    --------    --------    --------
                  Cash used in investing activities                  (65,688)    (37,384)    (49,885)
                                                                    --------    --------    --------

Cash flows from financing activities
     Net proceeds from share offering                                 53,083        --          --
     Dividends paid                                                  (49,686)    (43,955)    (41,341)
     Line of credit advances                                          43,000      21,000      33,000
     Repayments of lines of credit                                   (43,000)    (54,000)    (44,000)
     Proceeds from mortgage notes payable                               --          --        49,225
     Mortgage principal payments                                        (843)       (778)       (594)
     Net proceeds from debt offering                                    --        54,753        --
     Net proceeds from the exercise of share options                   8,477         100         496
                                                                    --------    --------    --------
                  Cash provided by (used in) financing activities     11,031     (22,880)     (3,214)
                                                                    --------    --------    --------

Net increase in cash and cash equivalents                             20,015       1,710         121

Cash and cash equivalents, beginning of year                           6,426       4,716       4,595
                                                                    --------    --------    --------
Cash and cash equivalents, end of year                              $ 26,441    $  6,426    $  4,716
                                                                    ========    ========    ========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                         $ 25,866    $ 24,001    $ 18,968
                                                                    ========    ========    ========

*Supplemental schedule of non-cash investing and financing activities
---------------------------------------------------------------------

On November 1, 2001, WRIT purchased Sullyfield Center for an acquisition cost of $21.7 million. WRIT assumed a mortgage in the amount of $8.5 million and paid the balance in cash. The $8.5 million of assumed mortgage is not included in the $59.3 million amount shown as 2001 real estate acquisitions.

On September 20, 1999, WRIT purchased Avondale Apartments for an acquisition cost of $13.0 million. WRIT assumed a mortgage in the amount of $8.7 million and paid the balance in cash. The $8.7 million of assumed mortgage is not included in the $53.2 million amount shown as 1999 real estate acquisitions.


        The accompanying notes are an integral part of these statements.
                                     - 36 -

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

1.   Nature of Business:

Washington Real Estate Investment Trust, a Maryland real estate investment trust ("WRIT," the "company" or the "Trust"), is a self-administered, self-managed, equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership and operation of income-producing real estate properties in the greater Washington - Baltimore region. WRIT owns a diversified portfolio of office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

WRIT operates in a manner intended to enable it to qualify as a real estate investment trust (REIT) under the Internal Revenue Code (the "Code"). In accordance with the Code, a trust which distributes its capital gains and at least 90 percent of its taxable income to its shareholders each year (95% for years prior to 2001), and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. WRIT believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2001 in accordance with the provisions of the Code. Accordingly, no provision for federal income taxes is required.

2.   Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets
-------------------------------------------
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. At December 31, 2001, WRIT held one property under contract for sale which sold subsequent to this date (see Note 15). WRIT recognized no impairment on this property prior to or upon sale.

Derivative Instruments and Hedging Activities
---------------------------------------------
In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. Although WRIT currently has no derivative instruments, this statement will affect the reporting of derivative instruments acquired by WRIT in future periods. WRIT has entered into interest rate protection agreements in the past to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate protection agreement term. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from the company's residential and commercial leases when earned in accordance with SFAS No. 13. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT's historical experience and a review of the current status of the company's receivables. Contingent rents are recorded when cumulative sales exceed the amount necessary for the contingent rents to equal minimum annual rent and WRIT has been informed of cumulative sales data; thereafter, percentage rent is accrued based on subsequent sales.

WRIT recognizes cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.


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

The amortized debt costs included in interest expense totaled $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.


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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ending December 31, 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate," sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.


Stock Based Compensation

WRIT maintains Incentive Stock Option Plans as described in Note 8 which include qualified and non-qualified options for eligible employees. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.


Comprehensive Income

WRIT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of income.


Earnings Per Common Share

The Trust calculates basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." "Basic earnings per share" is computed as net income divided by the weighted-average common shares outstanding. "Diluted earnings per share" is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust's share based compensation plans (see Note 8) that could potentially reduce or "dilute" earnings per share, based on the treasury stock method.

The weighted-average number of shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 37.7 million, 35.7 million and 35.7 million, respectively, and 38.0 million, 35.9 million and 35.7 million on a diluted basis for the years ended December 31, 2001, 2000 and 1999, respectively.


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

3.   Real Estate Investments:

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                  December 31,
                                              2001           2000
                                           ---------      ---------
                                               (In thousands)

     Office buildings                       $431,213       $383,530
     Retail centers                           95,626         94,900
     Multifamily                             106,381        102,142
     Industrial/Flex properties              141,366        117,941
                                           ---------      ---------
                                            $774,586       $698,513
                                           =========      =========

WRIT's results of operations are dependent on the overall economic health of its tenants and the specific segments in which WRIT holds properties, as well as the overall economic health of the markets in which it owns property. These segments include commercial office, multifamily, retail and industrial. Although all sectors are affected by external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences, the retail segment is particularly sensitive to such factors. A decline in the retail sector of the economy could reduce merchant sales, which could adversely affect the operating results of WRIT. WRIT's retail properties provided 13% of total revenue and 23% of net income for the year ended December 31, 2001, 14% and 33% of total revenue and net income, respectively, for the year ended December 31, 2000 and 15% of total revenue and 25% of net income for the year ended December 31, 1999.

As of December 31, 2001, 7900 Westpark office building accounted for 11 percent of total real estate assets and 9 percent of total revenues. No other single property or tenant accounted for more than 10 percent of total assets or total revenues.

Properties acquired by WRIT during the years ending December 31, 2001, 2000 and 1999 are as follows:

                                                                                               Acquisition
                                                                               Rentable            Cost
   Acquisition Date               Property                 Type              Square Feet      (In thousands)
---------------------    ----------------------------  --------------    ----------------- -------------------
February 15, 2001        1611 North Clarendon           Multifamily               11,000              $1,521
April 19, 2001           One Central Plaza                Office                 274,000              44,549
November 1, 2001         Sullyfield Commerce Center     Industrial               248,000              21,742
                                                                          --------------       -------------
                                                           Total 2001            533,000             $67,812
                                                                                 =======             =======

February 29, 2000        833 S. Washington Street         Retail                   6,000              $1,400
May 5, 2000              962 Wayne Plaza                  Office                  91,000               7,800
August 9, 2000           Munson Hill Towers Land        Multifamily
                         Lease                                                       N/A                 300

October 10, 2000         Courthouse Square                Office                 113,000              17,100
                                                                          --------------       -------------
                                                           Total 2000            210,000             $26,600
                                                                                 =======             =======

January 27, 1999         Dulles South IV                Industrial                83,000              $6,909
April 16, 1999           Sully Square                   Industrial                95,000               7,557
May 21, 1999             600 Jefferson Plaza              Office                 115,000              14,472
May 21, 1999             1700 Research Boulevard          Office                 103,000              12,941
September 10, 1999       Amvax                          Industrial                32,000               2,231
September 20, 1999       Avondale (236 units)           Multifamily              162,000              12,908
November 30, 1999        Parklawn Plaza                   Office                  40,000               4,764
                                                                          --------------       -------------
                                                           Total 1999            630,000             $61,782
                                                                                 =======             =======

WRIT accounted for each acquisition using the purchase method of accounting.

Properties sold by WRIT during the years ending December 31, 2001, 2000 and 1999 are as follows:

                                                                                                   Sales
                                                                             Rentable              Price
   Disposition Date                   Property              Type            Square Feet        (In thousands)
---------------------    ----------------------------  --------------    ----------------   -------------------
September 28, 2001          10400 Connecticut Avenue          Office              65,000              $8,400
                                                                                  ======              ======

February 29, 2000           Prince William Plaza              Retail              55,000              $2,800
July 7, 2000                Westminster parcel            Retail parcel           10,000                 425
August 22, 2000             Clairmont Center                  Retail              40,000               3,000
                                                                            ------------       -------------
                                                              Total 2000         105,000              $6,225
                                                                                 =======              ======

February 5, 1999            444 North Frederick Avenue        Office              66,000              $5,671
February 5, 1999            Arlington Financial Center        Office              51,000               9,798
February 5, 1999            Department of Commerce          Industrial           105,000               7,031
February 26, 1999           V Street Distribution Center    Industrial            31,000                 600
                                                                            ------------       -------------
                                                            Total 1999           253,000             $23,100
                                                                                 =======             =======

The total revenues and net income for 10400 Connecticut Avenue in 2001 were $1.0 million and $0.4 million, respectively. The retail properties disposed in the year ended December 31, 2000 resulted in total revenues and net income of $0.4 million and $0.2 million, respectively. The office and industrial properties disposed in the year ended December 31, 1999 resulted in total revenues and net income of $0.4 million and $0.3 million, respectively.

4.   Mortgage Notes Payable:

On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for WRIT's acquisition of Frederick County Square retail center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until January 1, 2003, at which time all unpaid principal and interest are payable in full.

On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT's acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at
7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT's acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments, and the Ashby Apartments. The mortgage bears interest at 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. These funds were used to repay advances on WRIT's lines of credit.

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, fair valued at $9.3 million, as partial consideration for WRIT's acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was fair valued at $9.3 million resulting in an adjustment to the basis of this property.

Scheduled principal payments during the five years subsequent to December 31, 2001 and thereafter are as follows:

                                                   (In thousands)
                                               ---------------------
                 2002                               $   1,177
                 2003                                   7,651
                 2004                                   1,113
                 2005                                  26,638
                 2006                                     302
                 Thereafter                            57,845
                                                   ----------
                                                      $94,726
                                                   ==========

5.   Unsecured Lines of Credit Payable:

During 2001, WRIT maintained two unsecured lines of credit: a $25.0 million line of credit ("Credit Facility No. 1") and a $50.0 million line of credit ("Credit Facility No. 2").

Credit Facility No. 1

WRIT had $0 outstanding as of December 31, 2001 and 2000 related to Credit Facility No. 1.

The following advances have been made under this commitment:

      Advance             Date Paid           Amount            2001            2000         1999
        Date               in Full        (In thousands)        Rate            Rate         Rate
-----------------     -----------------   --------------    -----------     -----------  -----------
May 1999              July 1999               $12,000           --              --           5.67%
Mar. - Sept. 1999     Jan. - March 2000        22,000           --             6.33%         6.33%
Jan. - March 2000     November 2000           $22,000           --             7.33%          --

Prior to March 17, 1999, all new advances and interest rate adjustments, upon the expiration of WRIT's interest lock-in dates, bore interest at LIBOR plus a spread based on WRIT's public debt rating. All unpaid interest and principal could be prepaid prior to the expiration of WRIT's interest rate lock-in periods subject to a yield maintenance obligation.

On March 17, 1999, WRIT executed an amended and restated agreement extending the maturity date to March 17, 2002. Under the amended agreement, WRIT may choose either a Corporate Base Rate ("CBR") or a LIBOR advance. Both advances have interest rates based on the applicable rate plus a spread based on the most recent ratings from Moody's and/or S&P for WRIT's long-term unsecured debt. Negotiations for renewal of this line of credit are under discussion.

This $25.0 million credit commitment requires WRIT to pay quarterly to the lender an unused commitment fee at the rate of 0.375 percent per annum on the amount by which the $25.0 million commitment exceeds the balance of outstanding advances and term loans. At both December 31, 2001 and 2000, $25.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements. This commitment also contains certain financial and non-financial covenants including debt service coverage, net worth, and permitted indebtedness ratios, which WRIT has met as of December 31, 2001. In addition, this commitment requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.


Credit Facility No. 2

WRIT had $0 outstanding as of December 31, 2001 and 2000 related to Credit Facility No. 2.

The following advances have been made under this commitment:

      Advance             Date Paid            Amount           2001           2000          1999          1998
        Date               in Full         (In thousands)       Rate           Rate          Rate          Rate
-----------------     -----------------   --------------    -----------     -----------   -----------   -------------
May 1998              July 1999               $13,000             --             --           5.54%     5.54% - 6.39%
June 1998             June 1999                 4,000             --             --           6.02%     6.02% - 6.39%
Sept. - Nov. 1998     March -  May 1999        27,000             --             --           5.85%         5.85%
Jan. - Sept. 1999     July - Sept. 1999        51,000             --             --           5.90%          --
Sept. - Nov. 1999     June  - Aug. 2000        11,000             --             --           6.72%          --
March 2000            November 2000             2,000             --         7.45%-7.81%        --           --
May 2000              November 2000             5,000             --         7.80%-7.81%        --           --
June 2000             November 2000             7,000             --         6.64%-7.81%        --           --
August 2000           November 2000             4,000             --         6.86%-7.51%        --           --
October 2000          November 2000            14,000             --            7.46%           --           --
April 19, 2001        April 27, 2001          $43,000            5.38%           --             --           --

On July 25, 1999, WRIT executed an agreement to amend and restate the original Credit Facility No. 2 agreement. All unpaid interest and principal are due July 2002 and can be prepaid prior to this date without any prepayment fee or yield maintenance obligation. Any new advances shall bear interest at LIBOR plus a spread based on WRIT's public debt rating. Negotiations for renewal of this line of credit are under discussion.

Credit Facility No. 2 provides WRIT the option to convert any advances or portions thereof into a term loan at any time through July 2002. The principal amount of each term loan, if any, shall be repaid in July 2002.

This $50.0 million credit commitment requires WRIT to pay the lender an unused commitment fee ranging from 0.15 to 0.25 percent per annum based on WRIT's public debt rating. The fee is paid on the amount by which the $50.0 million commitment exceeds the balance of outstanding advances and term loans. At December 31, 2001 and 2000, $50.0 million and $50.0 million, respectively, of this commitment was unused. This fee is paid quarterly in arrears. This commitment also contains certain financial covenants including cash flow to debt service, net worth, capitalization and permitted indebtedness ratios, which WRIT has met as of December 31, 2001.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2001. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

Information related to short-term borrowings are as follows (in thousands):

                                                    2001         2000
                                                -----------  -----------
      Maximum Amount Outstanding                  $43,000      $54,000
      Average Amount Outstanding                  $43,000      $33,734
      Weighted Average Interest Rate               5.38%        7.22%

The 2001 average balance was based on the individual borrowing outstanding for eight days during this period, and the 2000 average balance represented multiple borrowings outstanding from January through November 2000.

6. Senior and Medium-Term Notes Payable:

Senior Notes

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on the Trust's lines of credit and to finance acquisitions and capital improvements. These notes do not require any principal payment and are due in full at maturity.

Medium-Term Notes

On February 20, 1998, WRIT sold $50.0 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities ("MOPPRS") at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74 percent. The net proceeds to WRIT after deducting loan origination fees was $102.8 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under the Trust's lines of credit and to finance acquisitions and capital improvements to its properties. WRIT's costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

On November 6, 2000, WRIT sold $55.0 million of 7.78 percent unsecured notes due November 2004. The notes bear an effective interest rate of 7.89 percent. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on WRIT's lines of credit.

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2001. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

7.   Dividends:

The following is a breakdown of the taxable percentage of WRIT's dividends for 2001, 2000 and 1999, respectively:

                                   Ordinary Income         Return of Capital
                                  -----------------       -------------------
              2001                      100%                      0%

              2000                      100%                      0%

              1999                      100%                      0%


8.   Share Options and Grants:

WRIT maintains Incentive Stock Option Plans (the "Plans"), which include qualified and non-qualified options. As of December 31, 2001, 1.8 million shares may be awarded to eligible employees. Under the Plans, options, which are issued at market price on the date of grant, vest after not more than two years and expire ten years following the date of grant. WRIT adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan ("New Stock Option Plan") to replace the 1991 Stock Option Plan ("Stock Option Plan") that expired on June 25, 2001. The New Stock Option Plan provides for the grant of incentive and non-qualified stock options to the company's employees. WRIT's Board of Trustees approved the New Stock Option Plan at a meeting held on May 22, 2001 by a unanimous consent, and WRIT's shareholders approved the New Stock Option Plan at WRIT's annual meeting of shareholders, held May 22, 2001. Activity under the Plans is summarized below:

                                                2001                      2000                       1999
                                       ----------------------    ----------------------    ------------------------
                                                     Wtd Avg                   Wtd Avg                     Wtd Avg
                                        Shares       Ex Price      Shares      Ex Price       Shares       Ex Price
                                       ---------     --------    ---------     --------    ----------      --------
Outstanding at January 1               1,621,000       $17.16    1,273,000       $15.87       806,000        $16.83
Granted                                  238,000        24.85      376,000        21.34       513,000         14.47
Exercised                               (517,000)       16.39       (6,000)       15.21       (12,000)        15.89
Expired                                 (106,000)       18.11      (22,000)       14.74       (34,000)        17.28
Outstanding at December 31             1,236,000        18.88    1,621,000        17.16     1,273,000         15.87
Exercisable at December 31               856,000        16.87    1,008,000        16.31       560,000         16.54

The 856,000 exercisable options outstanding at December 31, 2001 have exercise prices between $14.47 and $24.85, with a weighted-average exercise price of $16.87 and a weighted average remaining contractual life of 7.4 years. The remaining 380,000 options have exercise prices between $21.34 and $24.85, with a weighted average exercise price of $23.28 and a weighted average remaining contractual life of 9.6 years.

WRIT accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," WRIT's net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                      2001            2000             1999
                                                                  -----------     ------------     -----------
Net Income:                                 As Reported            $52,353          $45,139           $44,301
                                            Pro-Forma               51,523           44,214            43,419
Basic Earnings Per Share:                   As Reported               1.39             1.26              1.24
                                            Pro-Forma                 1.37             1.24              1.22
Weighted-average fair value of options
   granted                                                            3.49             2.46              1.76

Weighted-average assumptions:
     Expected lives (years)                                              7                7                 7
     Risk free interest rate                                          5.08%            5.49%             6.42%
     Expected volatility                                             19.81%           17.57%            21.05%
     Expected dividend yield                                          5.29%            5.85%             7.12%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options.

WRIT has computed basic earnings per share and fully diluted earnings per share. The dilutive impact on basic weighted-average shares outstanding for the year ended December 31, 2001 resulted in a $0.01 reduction in net income per share. There was no impact of dilution of common equivalent shares on the basic weighted-average shares outstanding for the years ended December 31, 2001, 2000 and 1999.

During 2001 and 2000, WRIT issued 7,209 and 36,417 share grants, respectively, to executives and trustees of the Trust. The respective compensation expense was recorded based upon the share price at the grant date. The Board of Trustees awards share grants subject to Compensation Committee recommendations. The total share grants vested were 41,020 at December 31, 2001 and 15,430 at December 31, 2000.

9.  Benefit Plans:

During 1996, management adopted an Incentive Compensation Plan ("the Compensation Plan") for its senior personnel which is intended to align their compensation growth with shareholders' interests. Essentially, the Compensation Plan limits future salary increases and provides cash bonus incentives, share options under the Incentive Stock Option Plan and share grants under the Share Grant Plan based on financial performance of the Trust. The financial incentives to management are earned after WRIT has achieved a prescribed level of growth. The Stock Option Plan was adopted in 1991 and expired in June 2001. The New Stock Option Plan was approved and adopted effective June 2001. The Share Grant Plan is effective from 1996 forward and is reviewed by the Board of Trustees' Compensation Committee each year. The amounts charged to expense for the share grants were $0.2 million, $0.6 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

The Trust adopted a split dollar life insurance plan for senior officers, excluding the Chief Executive Officer, in 2000. It is intended that the Trust will recover its costs from the life insurance policies at death prior to retirement, termination prior to retirement or at retirement age 65. It is intended that the cash values of the policy in excess of the Trust's interest can be used by the executive. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made by the Trust.

The Trust has adopted a non-qualified deferred compensation plan for the Chief Executive Officer and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. Compensation deferred will be credited with interest equal to the Trust's current cost of borrowings. As an incentive, if the Chief Executive Officer should remain employed by WRIT until age 70, the compensation deferred will be credited with an additional 2.5 percent per annum. In the event of death or retirement prior to age 70, the compensation plus interest can be paid in either a lump sum or in equal installments plus interest at the discretion of the plan participant. The plan is unfunded and payments are to be made from general assets of the Trust.

10.  Fair Value of Financial Instruments:

SFAS No. 107 requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2001. The estimated fair value information presented is not necessarily indicative of amounts the Trust could realize currently in a market sale since the Trust may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2001; therefore, current estimates of fair value may differ significantly from the amounts presented.

     Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2001.

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

Lines of credit payable
Lines of credit payable consist of bank facilities which the Trust uses for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value since the interest rate adjusts with the market. There were no outstanding balances due on the lines of credit at December 31, 2001.

Notes payable
Notes payable consists of $50 million, 7.125 %, 7-year unsecured notes due August 13, 2003, $50 million, 7.25%, 10-year unsecured notes due August 13, 2006, $50 million, 7.25%, 20-year unsecured notes due February 25, 2028, $60 million unsecured Mandatory Par Put Remarketed Securities with an effective yield of 6.74% through the remarketing date of February 2008 and $55 million, 7.78%, 4-year unsecured notes due November 15, 2004. The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

--------------------------  ---------------------------  -----------------------------  -----------------------------
(In Thousands)                         2001                          2000                           1999
--------------------------  ---------------------------  -----------------------------  -----------------------------
                              Carrying                      Carrying                      Carrying
                              Value         Fair Value      Value          Fair Value     Value          Fair Value
--------------------------  ------------  -------------  --------------  -------------  -------------  --------------
Cash and cash equivalents     $ 26,441      $ 26,441         $  6,426        $  6,426      $  4,716       $  4,716
--------------------------  ------------  -------------  --------------  -------------  -------------  --------------
Mortgage notes payable        $ 94,726      $ 98,786         $ 86,260        $ 87,493      $ 87,037       $ 84,520
--------------------------  ------------  -------------  --------------  -------------  -------------  --------------
Lines of credit payable            -             -                -               -        $ 33,000       $ 33,000
--------------------------  ------------  -------------  --------------  -------------  -------------  --------------
Notes payable                 $265,000      $272,689         $265,000        $258,513      $210,000       $192,420
--------------------------  ------------  -------------  --------------  -------------  -------------  --------------

11.  Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income before any reserve for uncollectible amounts during each of the next five years of approximately $94.2 million, $76.5 million, $59.6 million, $41.7 million, $28.8 million and $66.9 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on changes in the Consumer Price Index or agreed-upon percentages. Contingent rentals from the shopping centers, based on a percentage of tenants' gross sales, were $412,000, $217,000 and $425,000 in 2001, 2000 and
1999, respectively. Real estate tax, operating expense and common area maintenance reimbursement income was $8.4 million, $7.9 million and $6.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  Contingencies:

In the normal course of business, the Trust is involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

13.  Segment Information:

WRIT has four reportable segments: Office Buildings, Industrial/flex Properties, Multifamily and Retail Centers. Office Buildings, including medical office buildings, represent 55 percent of 2001 real estate rental revenue and provide office space for various types of businesses. Industrial/flex Properties represents 14 percent of 2001 real estate rental revenue and are used for flex-office, warehousing and distribution type facilities. Multifamily properties represent 18 percent of 2001 real estate rental revenue. These properties provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 13 percent of 2001 real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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


                                                                           2001
                                                                      (in thousands)
                                  ------------------------------------------------------------------------------------
                                                Industrial/
                                   Office          Flex                        Retail       Corporate
                                  Buildings     Properties      Multifamily    Centers      and Other     Consolidated
                                  ----------    -----------     -----------    -------      ---------     ------------
Real estate rental revenue         $81,023       $ 20,702         $27,455       $19,244      $     --        $148,424
Real estate expenses                23,851          4,546           9,754         3,996            --          42,147
                                  --------       --------         -------       -------      --------        --------
Operating income                    57,172         16,156          17,701        15,248            --         106,277
Depreciation and amortization       15,195          4,173           3,836         2,339         1,192          26,735
                                  --------       --------         -------       -------      --------        --------
Income from real estate             41,977         11,983          13,865        12,909        (1,192)         79,542
Other income                           499              6              22            10         1,149           1,686
Interest expense                    (1,595)          (104)         (4,315)         (635)      (20,422)        (27,071)
General and administrative              --             --              --            --        (6,100)         (6,100)
                                  --------       --------         -------       -------      --------        --------
Income before gain on sale
  of real estate                    40,881         11,885           9,572        12,284       (26,565)         48,057
                                  --------       --------         -------       -------      --------        --------
Gain on sale of real estate          4,296              -               -             -             -           4,296
                                  --------       --------         -------       -------      --------        --------
Net income                        $ 45,177       $ 11,885         $ 9,572       $12,284      $(26,565)       $ 52,353
                                  ========       ========         =======       =======      ========        ========
Capital investments               $ 53,449       $ 14,941         $ 3,981       $   895      $    538        $ 73,803
                                  ========       ========         =======       =======      ========        ========
Total assets                      $380,990       $126,842         $80,033       $81,090      $ 38,980        $707,935
                                  ========       ========         =======       =======      ========        ========

                                                                           2000
                                                                      (in thousands)
                                  ------------------------------------------------------------------------------------
                                                Industrial/
                                   Office          Flex                        Retail       Corporate
                                  Buildings     Properties      Multifamily    Centers      and Other     Consolidated
                                  ----------    -----------     -----------    -------      ---------     ------------
Real estate rental revenue        $ 70,885       $ 19,249         $26,234       $18,364      $     --        $134,732
Real estate expenses                21,118          3,997           9,258         3,943            --          38,316
                                  --------       --------         -------       -------      --------        --------
Operating income                    49,767         15,252          16,976        14,421            --          96,416
Depreciation and amortization       13,050          3,765           3,486         2,422            --          22,723
                                  --------       --------         -------       -------      --------        --------
Income from real estate             36,717         11,487          13,490        11,999            --          73,693
Other income                            --             --              --            --           943             943
Interest expense                    (1,630)            --          (4,329)         (637)      (18,935)        (25,531)
General and administrative              --             --              --            --        (7,533)         (7,533)
                                  --------       --------         -------       -------      --------        --------
Income before gain on sale          35,087         11,487           9,161        11,362       (25,525)         41,572
  of real estate
Gain on sale of real estate              -              -               -         3,567             -           3,567
Net income                        $ 35,087       $ 11,487         $ 9,161       $14,929      $(25,525)       $ 45,139
                                  ========       ========         =======       =======      ========        ========
Capital investments               $ 31,925       $  4,525         $ 3,613       $ 2,787      $    814        $ 43,664
                                  ========       ========         =======       =======      ========        ========
Total assets                      $342,745       $107,811         $79,622       $82,435      $ 19,434        $632,047
                                  ========       ========         =======       =======      ========        ========


                                                                           1999
                                                                      (in thousands)
                                  ------------------------------------------------------------------------------------
                                                Industrial/
                                   Office          Flex                        Retail       Corporate
                                  Buildings     Properties      Multifamily    Centers      and Other     Consolidated
                                  ----------    -----------     -----------    -------      ---------     ------------

Real estate rental revenue        $ 61,657       $ 16,196         $22,926       $18,196      $     --        $118,975
Real estate expenses                18,950          3,568           8,714         4,049            --          35,281
                                  --------       --------         -------       -------      --------        --------
Operating income                    42,707         12,628          14,212        14,147            --          83,694
Depreciation and amortization       10,979          3,301           2,915         2,395            --          19,590
                                  --------       --------         -------       -------      --------        --------
Income from real estate             31,728          9,327          11,297        11,752            --          64,104
Other income                            --             --              --            --           732             732
Interest expense                    (1,731)            --          (1,145)         (653)      (18,742)        (22,271)
General and administrative              --             --              --            --        (6,173)         (6,173)
                                  --------       --------         -------       -------      --------        --------
Income before gain on sale of
   real estate                      29,997          9,327          10,152        11,099       (24,183)         36,392
                                  --------       --------         -------       -------      --------        --------
Gain on sale of real estate       $  2,044          5,865              --            --           --            7,909
                                  --------       --------         -------       -------      --------        --------
Net income                        $ 32,041       $ 15,192         $10,152       $11,099      $(24,183)       $ 44,301
                                  ========       ========         =======       =======      ========        ========
Capital investments               $ 37,691       $ 19,591         $20,324       $ 2,049      $  1,216        $ 80,871
                                  ========       ========         =======       =======      ========        ========
Total assets                      $321,741       $105,177         $79,548       $84,041      $ 17,973        $608,480
                                  ========       ========         =======       =======      ========        ========










14.   Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes financial data by quarter for WRIT for 2001, 2000 and 1999.

                                                             Quarter
                                        ---------------------------------------------------
                                         First        Second        Third           Fourth
                                        -------      --------      --------        --------
2001:

     Real estate rental revenue         $35,324       $37,418       $37,873         $37,809
     Net income                          10,728        12,394        16,824          12,407
     Net income per share*                $0.30         $0.33         $0.43           $0.32


2000:

     Real estate rental revenue         $31,935       $33,350       $34,230         $35,217
     Net income                          10,910         9,963        12,793          11,473
     Net income per share*                $0.31         $0.28         $0.36           $0.32

1999:

     Real estate rental revenue         $27,654       $28,864       $29,566         $32,891
     Net income                          16,358         8,765         8,826          10,352
     Net income per share*                $0.46         $0.25         $0.25           $0.29

* Includes gain on the sale of real estate of $0.11 per share in the third quarter of 2001, $0.04 and $0.06 per share in the first and third quarters of 2000 and $0.22 per share in the first quarter of 1999, respectively.

15.  Subsequent Event (Unaudited):

Subsequent to December 31, 2001, WRIT closed on the sale of 1501 South Capitol Street. On February 28, 2002, WRIT sold this industrial property for $ 6.2 million, resulting in a gain of approximately $3.8 million.

SCHEDULE III


            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

         SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                                                Gross Amounts at which carried at
                                                         Initial Cost (b)        Net                    December 31, 2001
                                                     ----------------------  Improvements    ---------------------------------------
                                                                Building     (Retirements)                  Buildings
                                                                  and           since                          and
    Properties                Location               Land     Improvements    Acquisition      Land       Improvements     Total (c)
-------------------------     --------            ----------  ------------   ------------    ----------   ------------  ------------
Office Buildings

1901 Pennsylvania Avenue      Washington, D.C     $  892,000  $  3,481,000   $  7,852,000    $  892,000   $ 11,333,000  $ 12,225,000
51 Monroe Street              Maryland               840,000    10,869,000     10,299,000       840,000     21,168,000    22,008,000
7700 Leesburg Pike            Virginia             3,670,000     4,000,000      6,723,000     3,670,000     10,723,000    14,393,000
515 King Street               Virginia             4,102,000     3,931,000      1,690,000     4,102,000      5,621,000     9,723,000
The Lexington Building        Maryland             1,180,000     1,263,000        971,000     1,180,000      2,234,000     3,414,000
The Saratoga  Building        Maryland             1,464,000     1,554,000      1,368,000     1,464,000      2,922,000     4,386,000
Brandywine Center             Maryland               718,000       735,000        768,000       718,000      1,503,000     2,221,000
Tycon Plaza II                Virginia             3,262,000     7,243,000      2,487,000     3,262,000      9,730,000    12,992,000
Tycon Plaza III               Virginia             3,255,000     7,794,000      3,213,000     3,255,000     11,007,000    14,262,000
6110 Executivive Boulevard    Maryland             4,621,000    11,926,000      3,805,000     4,621,000     15,731,000    20,352,000
1220 19th Street              Washington, D.C.     7,803,000    11,366,000        893,000     7,803,000     12,259,000    20,062,000
Maryland Trade Center I       Maryland             3,330,000    12,747,000      3,141,000     3,330,000     15,888,000    19,218,000
Maryland Trade Center II      Maryland             2,826,000     9,486,000      1,262,000     2,826,000     10,748,000    13,574,000
1600 Wilson Boulevard         Virginia             6,661,000    16,765,000      1,548,000     6,661,000     18,313,000    24,974,000
7900 Westpark Drive           Virginia            12,049,000    71,825,000      3,151,000    12,049,000     74,976,000    87,025,000

8230 Boone Boulevard          Virginia             1,417,000     6,754,000        393,000     1,417,000      7,147,000     8,564,000
Woodburn Medical Park I (a)   Virginia             2,563,000    12,470,000        620,000     2,563,000     13,090,000    15,653,000
Woodburn Medical Park II (a)  Virginia             2,632,000    17,574,000        239,000     2,632,000     17,813,000    20,445,000
600 Jefferson Plaza           Maryland             2,296,000    12,188,000        896,000     2,296,000     13,084,000    15,380,000
1700 Research Blvd.           Maryland             1,847,000    11,106,000        237,000     1,847,000     11,343,000    13,190,000
Parklawn Plaza                Maryland               714,000     4,053,000        355,000       714,000      4,408,000     5,122,000
Wayne Plaza                   Maryland             1,564,000     6,283,000      1,220,000     1,564,000      7,503,000     9,067,000
Courthouse Square             Virginia                    --    17,096,000        435,000            --     17,531,000    17,531,000
One Central Plaza             Maryland             5,480,000    39,069,000        904,000     5,480,000     39,973,000    45,453,000
                                                  ----------   -----------     ----------    ----------    -----------   -----------
                                                  75,186,000   301,578,000     54,470,000    75,186,000    356,048,000   431,234,000
                                                  ----------   -----------     ----------    ----------    -----------   -----------

Retail Centers

Concord Centre                Virginia               413,000     850,000        3,049,000       413,000      3,899,000     4,312,000
Bradlee                       Virginia             4,152,000   5,383,000        6,895,000     4,152,000     12,278,000    16,430,000
Chevy Chase Metro Plaza       Washington, D.C      1,549,000   4,304,000        3,213,000     1,549,000      7,517,000     9,066,000
Takoma Park                   Maryland               415,000   1,085,000            5,000       415,000      1,090,000     1,505,000
Westminster                   Maryland               519,000   1,775,000        1,922,000       519,000      3,697,000     4,216,000
Wheaton Park                  Maryland               796,000     857,000        3,525,000       796,000      4,382,000     5,178,000
Montgomery Village Center     Maryland            11,625,000   9,105,000        1,147,000    11,625,000     10,252,000    21,877,000
Shoppes of Foxchase           Virginia             5,838,000   2,980,000        1,425,000     5,838,000      4,405,000    10,243,000
Frederick County Square (a)   Maryland             6,561,000   6,830,000        1,344,000     6,561,000      8,174,000    14,735,000
South Washington St.          Virginia             2,904,000   4,626,000          719,000     2,904,000      5,345,000     8,249,000
                                                  ----------  ----------       ----------    ----------    -----------   -----------
                                                  34,772,000  37,795,000       23,244,000    34,772,000     61,039,000    95,811,000
                                                  ----------  ----------       ----------    ----------    -----------   -----------


                                                 Accumulated
                                                 Depreciation                                        Net
                                                      at                                           Rentable
                                                 December 31,    Year of           Date of         Square            Depreciation
    Properties                Location              2000       Construction      Acquisition       Feet (e)  Units      Life (d)
-------------------------     --------          -------------  ------------    ---------------     --------  -----   -------------

Office Buildings

1901 Pennsylvania Avenue      Washington, D.C   $5,714,000        1960         May        1977      97,000             28 Years
51 Monroe Street              Maryland           9,648,000        1975         August     1979     210,000             41 Years
7700 Leesburg Pike            Virginia           2,803,000        1976         October    1990     145,000             50 Years
515 King Street               Virginia           1,222,000        1966         July       1992      78,000             50 Years
The Lexington Building        Maryland             562,000        1970         November   1993      47,000             50 Years
The Saratoga  Building        Maryland             817,000        1977         November   1993      59,000             50 Years
Brandywine Center             Maryland             426,000        1969         November   1993      35,000             50 Years
Tycon Plaza II                Virginia           2,039,000        1981         June       1994     131,000             50 Years
Tycon Plaza III               Virginia           2,265,000        1978         June       1994     152,000             50 Years
6110 Executivive Boulevard    Maryland           4,280,000        1971         January    1995     199,000             30 Years
1220 19th Street              Washington, D.C.   2,665,000        1976         November   1995     104,000             30 Years
Maryland Trade Center I       Maryland           3,378,000        1981         May        1996     191,000             30 Years
Maryland Trade Center II      Maryland           2,226,000        1984         May        1996     159,000             30 Years
1600 Wilson Boulevard         Virginia           2,756,000        1973         October    1997     167,000             30 Years
7900 Westpark Drive           Virginia           9,986,000      1972/1986/     November   1997     527,000             30 Years
                                                                  1999
8230 Boone Boulevard          Virginia             915,000        1981         September  1998      58,000             30 Years
Woodburn Medical Park I (a)   Virginia           1,394,000        1984         November   1998      71,000             30 Years
Woodburn Medical Park II (a)  Virginia           1,950,000        1988         November   1998      96,000             30 Years
600 Jefferson Plaza           Maryland           1,222,000        1985         May        1999     115,000             30 Years
1700 Research Blvd.           Maryland           1,014,000        1982         May        1999     103,000             30 Years
Parklawn Plaza                Maryland             329,000        1986         November   1999      40,000             30 Years
Wayne Plaza                   Maryland             401,000        1970         May        2000      91,000             30 Years
Courthouse Square             Virginia             708,000        1979         October    2000     113,000             30 Years
One Central Plaza             Maryland             928,000        1974         April      2001     274,000             30 Years
                                                ----------                                       ---------
                                                59,648,000                                       3,262,000
                                                ----------                                       ---------


Retail Centers

Concord Centre                Virginia           1,699,000        1960         December   1973      76,000             33 Years
Bradlee                       Virginia           4,255,000        1955         December   1984     168,000             40 Years
Chevy Chase Metro Plaza       Washington, D.C    2,449,000        1975         September  1985      51,000             50 Years
Takoma Park                   Maryland             852,000        1962         July       1963      59,000             50 Years
Westminster                   Maryland           2,250,000        1969         September  1972     165,000             37 Years
Wheaton Park                  Maryland           1,294,000        1967         September  1977      71,000             49 Years
Montgomery Village Center     Maryland           1,953,000        1969         December   1992     196,000             50 Years
Shoppes of Foxchase           Virginia             884,000        1960         June       1994     128,000             50 Years
Frederick County Square (a)   Maryland           1,942,000        1973         August     1995     233,000             30 Years
South Washington St.          Virginia             547,000        1959         June       1998      51,000             30 Years
                                                ----------                                       ---------
                                                18,125,000                                       1,198,000
                                                ----------                                       ---------

SCHEDULE III
(Continued)

           WASHIINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

        SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                                                                 Gross Amounts at which carried at
                                                     Initial Cost (b)           Net                    December 31, 2001
                                                --------------------------  Improvements   ----------------------------------------
                                                                Building    (Retirements)                 Buildings
                                                                   and          since                        and
    Properties                Location              Land      Improvements   Acquisition       Land      Improvements     Total (c)
-------------------------     --------          ------------  ------------  ------------   ------------  ------------  ------------

Apartment Buildings

Country Club Towers (a)        Virginia         $    299,000    $2,562,000   $2,873,000    $    299,000  $  5,435,000  $  5,734,000
Munson Hill Towers (a)         Virginia              322,000     3,337,000    5,822,000         322,000     9,159,000     9,481,000
Park Adams (a)                 Virginia              287,000     1,654,000    3,838,000         287,000     5,492,000     5,779,000
Roosevelt Towers (a)           Virginia              336,000     1,996,000    2,292,000         336,000     4,288,000     4,624,000
3801 Connecticut Avenue        Washington, D.C.      420,000     2,678,000    4,668,000         420,000     7,346,000     7,766,000
The Ashby at McLean (a)        Virginia            4,356,000    17,102,000    2,982,000       4,356,000    20,084,000    24,440,000
Walker House Apartments        Virginia            2,851,000     7,946,000    1,548,000       2,851,000     9,494,000    12,345,000
Bethesda Hill                  Maryland            3,900,000    13,412,000    2,847,000       3,900,000    16,259,000    20,159,000
Avondale (a)                   Maryland            3,460,000     9,244,000    1,316,000       3,460,000    10,560,000    14,020,000
1611 North Clarendon Blvd      Virginia              910,000       596,000      317,000         910,000       913,000     1,823,000
                                                  ----------    ----------   ----------      ----------    ----------   -----------
                                                  17,141,000    60,527,000   28,503,000      17,141,000    89,030,000   106,171,000
                                                  ----------    ----------   ----------      ----------    ----------   -----------

Industrial Properties

Pepsi-Cola                     Maryland              760,000     1,792,000    1,659,000         760,000     3,451,000     4,211,000
Capitol Freeway Center         Washington, D.C.      300,000     1,205,000    2,543,000         300,000     3,748,000     4,048,000
Fullerton                      Virginia              950,000     3,317,000      805,000         950,000     4,122,000     5,072,000
Charleston Business Center     Maryland            2,045,000     2,091,000      293,000       2,045,000     2,384,000     4,429,000
Tech 100 Industrial Park       Maryland            2,086,000     4,744,000      543,000       2,086,000     5,287,000     7,373,000
Crossroads Distribution Center Marylandter           894,000     1,946,000      140,000         894,000     2,086,000     2,980,000
The Alban Business Center      Virginia              878,000     3,298,000      377,000         878,000     3,675,000     4,553,000
The Earhart Building           Virginia              916,000     4,129,000      814,000         916,000     4,943,000     5,859,000
Ammendale Technology Park I    Maryland            1,335,000     6,492,000      908,000       1,335,000     7,400,000     8,735,000
Ammendale Technology Park II   MarylandI             862,000     5,025,000      393,000         862,000     5,418,000     6,280,000
Pickett Industrial Park        Virginia            3,300,000     4,920,000      669,000       3,300,000     5,589,000     8,889,000
Northern VA Industrial Park    Virginia            4,971,000    25,670,000    6,792,000       4,971,000    32,462,000    37,433,000
8900 Telegraph Road            Virginia              372,000     1,489,000      119,000         372,000     1,608,000     1,980,000
Dulles South IV                Virginia              913,000     5,997,000      150,000         913,000     6,147,000     7,060,000
Sully Square                   Virginia            1,052,000     6,506,000      168,000       1,052,000     6,674,000     7,726,000
Amvax                          Virginia              246,000     1,974,000           --         246,000     1,974,000     2,220,000
Sullyfield Center (a)          Virginia            2,803,000    19,710,000        9,000       2,803,000    19,719,000    22,522,000
                                                ------------  ------------ ------------    ------------  ------------  ------------
                                                  24,683,000   100,305,000   16,382,000      24,683,000   116,687,000   141,370,000
                                                ------------  ------------ ------------    ------------  ------------  ------------
       Total                                    $151,782,000  $500,205,000 $122,599,000    $151,782,000  $622,804,000  $774,586,000
                                                ============  ============ ============    ============  ============  ============



                                                    Accumulated
                                                   Depreciation                                   Net
                                                         at                                      Rentable
                                                   December 31,   Year of         Date of        Square             Depreciation
    Properties                   Location              2000      Construction   Acquisition      Feet (e)     Units   Life (d)
-------------------------        --------          ------------- ------------  --------------    --------     ----- -----------

Apartment Buildings

Country Club Towers (a)          Virginia          $  3,562,000     1965       July      1969     276,000     227     35 Years
Munson Hill Towers (a)           Virginia             5,218,000     1963       January   1970     340,000     279     33 Years
Park Adams (a)                   Virginia             2,977,000     1959       January   1969     210,000     200     35 Years
Roosevelt Towers (a)             Virginia             2,716,000     1964       May       1965     229,000     191     40 Years
3801 Connecticut Avenue          Washington, D.C.     4,525,000     1951       January   1963     242,000     307     30 Years
The Ashby at McLean (a)          Virginia             3,690,000     1982       August    1996     349,000     250     30 Years
Walker House Apartments          Virginia             1,757,000     1971       March     1996     148,000     196     30 Years
Bethesda Hill                    Maryland             2,268,000     1986       November  1997     226,000     195     30 Years
Avondale (a)                     Maryland               935,000     1987       September 1999     162,000     237     40 Years
1611 North Clarendon Blvd        Virginia                 6,000     1957       February  2001      11,000      14     30 Years
                                                   ------------                                 ---------   -----
                                                     27,654,000                                 2,193,000   2,096
                                                   ------------                                 ---------   -----

Industrial Properties

Pepsi-Cola                       Maryland             1,024,000     1971       October   1987      69,000             40 Years
Capitol Freeway Center           Washington, D.C.     2,056,000     1940       July      1974     145,000             25 Years
Fullerton                        Virginia             1,523,000     1980       September 1985     103,000             50 Years
Charleston Business Center       Maryland               475,000     1973       November  1993      85,000             50 Years
Tech 100 Industrial Park         Maryland             1,364,000     1990       May       1995     167,000             30 Years
Crossroads Distribution Center   Marylandter            477,000     1987       December  1995      85,000             30 Years
The Alban Business Center        Virginia               760,000     1981       October   1996      87,000             30 Years
The Earhart Building             Virginia               887,000     1987       December  1996      92,000             30 Years
Ammendale Technology Park I      Maryland             1,413,000     1985       February  1997     167,000             30 Years
Ammendale Technology Park II     MarylandI              949,000     1986       February  1997     108,000             30 Years
Pickett Industrial Park          Virginia               773,000     1973       October   1997     246,000             30 Years
Northern VA Industrial Park      Virginia             3,838,000   1968/1991    May       1998     790,000             30 Years
8900 Telegraph Road              Virginia               225,000     1985       September 1998      32,000             30 Years
Dulles South IV                  Virginia               598,000     1988       January   1988      83,000             30 Years
Sully Square                     Virginia               603,000     1966       April     1999      95,000             30 Years
                                 Virginia               151,000     1966       September 1999      31,000             30 Years
Amvax                            Virginia                82,000     1985       November  2001     248,000             30 Years
                                                   ------------                                 ---------   -----
Sullyfield Center (a)                                17,198,000                                 2,633,000      --
                                                   ------------                                 ---------   -----
       Total                                       $122,625,000                                 9,351,000   2,096
                                                   ============                                 =========   =====


-----------
Notes:
    (a) At December 31, 2001, WRIT was obligated under the following mortgage encumbrances: $9,625,000 on Park
         Adams, $8,360,000 on Roosevelt Towers, $8,671,000 on Woodburn Medical Park I, $11,622,000 on Woodburn Medical Park II and $9,299,000 on Sullyfield Center.

    (b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management's determination of the relative values.

    (c) At December 31, 2001, total land, buildings and improvements are carried at $600,572,000 for federal income tax purposes.

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

            WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

         Summary of Real Estate Investments and Accumulated Depreciation
                                 (In thousands)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2001, 2000 and 1999:

                                                                    Years Ended December 31
                                                               2001           2000          1999
                                                               ----           ----          ----
Real Estate Assets
     Balance, beginning of period                             $698,513       $661,870     $ 598,874
     Additions - property acquisitions                          68,584         26,581        56,837
               - improvements                                   14,015         16,268        23,491
     Deductions - write-off of fully depreciated assets           (332)        (1,765)           --
     Deductions - property sales                                (6,194)        (4,441)      (17,332)
                                                              --------       --------     ---------
     Balance, end of period                                   $774,586       $698,513     $ 661,870
                                                              ========       ========     =========

Accumulated Depreciation
     Balance, beginning of period                             $100,906       $ 83,574     $  68,301
     Additions - depreciation                                   24,492         21,375        18,654
     Deductions - write-off of fully depreciated assets           (332)        (1,765)           --
     Deductions - property sales                                (2,441)        (2,278)       (3,381)
                                                              --------       --------     ---------
     Balance, end of period                                   $122,625       $100,906     $  83,574
                                                              ========       ========     =========