Form 10-Q
period 2002-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2002-05-15
CIK 104894

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR QUARTER ENDED MARCH 31, 2002 COMMISSION FILE NO. 1-6622
                             ---------------                    ------

                     WASHINGTON REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)


                       MARYLAND                                                      53-0261100
-------------------------------------------------------------            -----------------------------------
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

                    SHARES OF BENEFICIAL INTEREST 38,987,599

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES X   NO ____

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                                      INDEX


Part I:  Financial Information                                                                                    Page
         ---------------------                                                                                    ----

                  Item l.   Financial Statements

                            Consolidated Balance Sheets                                                            3
                            Consolidated Statements of Income                                                      4
                            Consolidated Statement of Changes in Shareholders' Equity                              5
                            Consolidated Statements of Cash Flows                                                  6
                            Notes to Financial Statements                                                          7

                  Item 2.  Management's Discussion and Analysis                                                   15


Part II: Other Information
         -----------------
                  Item l.     Legal Proceedings                                                                   20

                  Item 2.    Changes in Securities                                                                20

                  Item 3.    Defaults upon Senior Securities                                                      20

                  Item 4.    Submission of Matters to a Vote of Security Holders                                  20

                  Item 5.    Other Information                                                                    20

                  Item 6.    Exhibits and Reports on Form 8-K                                                     20

                  Signatures                                                                                      21


                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2001 included in the Trust's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FINANCIAL STATEMENTS

                                     Part I

                          Item I. Financial Statements

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except per share amounts)



                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                   2002                 2001
                                                                                 ----------         ------------
Assets

  Land                                                                           $ 152,835            $ 151,782
  Building                                                                         625,374              622,804
                                                                                 ---------            ---------
          Total real estate, at cost                                             $ 778,209              774,586
  Accumulated depreciation                                                        (126,788)            (122,625)
                                                                                 ---------            ---------
          Total investment in real estate                                          651,421              651,961
  Cash and cash equivalents                                                         30,509               26,441
  Rents and other receivables, net of allowance for doubtful
      accounts of $2,015 and $1,993, respectively                                   11,088               10,523
  Prepaid expenses and other assets                                                 18,248               19,010
                                                                                 ---------            ---------
                                                                                 $ 711,266            $ 707,935
                                                                                 =========            =========
Liabilities

  Accounts payable and other liabilities                                         $  11,564            $  13,239
  Advance rents                                                                      2,953                3,604
  Tenant security deposits                                                           6,184                6,148
  Mortgage notes payable                                                            94,445               94,726
  Notes payable                                                                    265,000              265,000
                                                                                 ---------            ---------
                                                                                   380,146              382,717
                                                                                 ---------            ---------
Minority interest                                                                    1,658                1,611
                                                                                 ---------            ---------
Shareholders' Equity

  Shares of beneficial interest; $.01 par value; 100,000 shares authorized:
   38,988 and 38,829 shares issued and outstanding at March 31, 2002 and
   December 31, 2001, respectively                                                     390                  388
  Additional paid-in capital                                                       325,741              323,257
  Retained earnings (deficit)                                                        3,331                  (38)
                                                                                 ---------            ---------
                                                                                   329,462              323,607
                                                                                 ---------            ---------
                                                                                 $ 711,266            $ 707,935
                                                                                 =========            =========

                 See accompanying notes to financial statements

FINANCIAL STATEMENTS


                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)
                                   (Unaudited)


                                                                                Quarter Ended March 31,
                                                                                 2002            2001
                                                                                -------         -------
Real estate rental revenue                                                      $ 38,022      $  34,961
Real estate expenses                                                             (10,525)       (10,251)
                                                                                --------      ---------
Operating income                                                                  27,497         24,710
Depreciation and amortization                                                     (6,950)        (6,190)
                                                                                --------      ---------
Income from real estate                                                           20,547         18,520
Other income                                                                         148            199
Interest expense                                                                  (6,883)        (6,676)
General and administrative                                                        (1,240)        (1,500)
                                                                                --------      ---------
Income from continuing operations                                                 12,572         10,543
Gain from operations of disposed property (including gain
   on disposal of  $3,838)                                                         3,756            185
                                                                                --------      ---------
Net Income                                                                      $ 16,328      $  10,728
                                                                                ========      =========
Per share information based on the
     weighted average number
     of shares outstanding
Shares -- Basic                                                                   38,899         35,778
Shares -- Diluted                                                                 39,186         36,164
Income from continuing operations - Basic                                       $   0.32          $0.29
                                                                                ========      =========
Income from continuing operations - Diluted                                     $   0.32      $    0.29
                                                                                ========      =========
Gain from operations of disposed property (including gain
   on disposal of  $3,838) - Basic                                              $   0.10      $    0.01
                                                                                ========      =========
Gain from operations of disposed property (including gain
   on disposal of  $3,838) - Diluted                                            $   0.10      $    0.01
                                                                                ========      =========

Net income per share -- Basic                                                   $   0.42          $0.30
                                                                                ========      =========
Net income per share -- Diluted                                                 $   0.42          $0.30
                                                                                ========      =========
Dividends paid                                                                  $ 0.3325        $0.3125
                                                                                ========      =========

                 See accompanying notes to financial statements

FINANCIAL STATEMENTS


                     WASHINGTON REAL ESTATE INVESTMENT TRUST

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED March 31, 2002
                                 (In Thousands)
                                   (Unaudited)


                                                                                     Retained
                                                                   Additional        Earnings       Shareholders'
                                       Shares     Par Value      Paid in Capital     (deficit)         Equity
                                      --------    ---------      --------------      ----------       ----------
Balance, December 31, 2001             38,829         $388        $323,257          $    (38)          $323,607
Net  income                                 -            -               -            16,328             16,328
Dividends                                   -            -               -           (12,959)           (12,959)
Share Options Exercised                   152            2           2,303                                2,305
Share Grants                                7            -             181                 -                181
                                      -------         ----        --------          --------           --------
Balance, March 31, 2002                38,988         $390        $325,741          $  3,331           $329,462
                                      =======         ====        ========          ========           ========




                See accompanying notes to financial statements.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  (Unaudited)
                                                                          Three Months Ended March 31,
                                                                         2002                 2001
                                                                       --------             --------

Cash Flow From Operating Activities

  Net income                                                           $ 16,328            $ 10,728
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Gain on sale of real estate                                         (3,838)                  -
     Depreciation and amortization                                        6,990               6,214
     Changes in other assets                                               (443)             (1,609)
     Changes in other liabilities                                        (2,078)             (1,734)
     Share Grants                                                            17                  58
                                                                       --------            --------

  Net cash provided by operating activities                              16,976              13,657
                                                                       --------            --------

Cash Flow From Investing Activities

  Real estate acquisitions                                               (2,272)             (1,520)
  Capital improvements to real estate                                    (5,393)             (2,125)
  Non-real estate capital improvements                                     (119)                (43)
  Cash received for sale of real estate                                   5,813                   -
                                                                       --------            --------
  Net cash used in investing activities                                  (1,971)             (3,688)
                                                                       --------            --------

Cash Flow From Financing Activities

  Dividends paid                                                        (12,959)            (11,182)
  Principal payments -  Mortgage note payable                              (281)               (202)
  Share options exercised                                                 2,303                  64
                                                                       --------            --------
  Net cash used by financing activities                                 (10,937)            (11,320)
                                                                       --------            --------
Net increase in cash and temporary investments                            4,068              (1,351)
Cash and temporary investments at beginning of year                      26,441               6,426
                                                                       --------            --------
Cash and temporary investments at end of period                        $ 30,509            $  5,075
                                                                       ========            ========
Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid for interest during the three months ended March 31, 2002    $  9,303            $  9,090
                                                                       ========            ========

                 See accompanying notes to financial statements.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1: NATURE OF BUSINESS
--------------------------

Washington Real Estate Investment Trust ("WRIT", the "Trust" or the "company"), a Maryland real estate investment trust, is a self-administered, self managed qualified equity real estate investment trust, successor to a trust organized in 1960. The Trust's business consists of the ownership of income-producing real estate properties in the greater Washington - Baltimore region. WRIT owns a diversified portfolio of office buildings, industrial/flex centers, multi-family buildings and retail centers.

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

New Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. WRIT will classify a property as held for sale when the company commits to the disposal of the property and begins to actively broker the sale of the property.

On February 28, 2002, WRIT sold 1501 South Capitol Street, an industrial/flex center in Washington, D.C., for $6.2 million resulting in a gain of $3.8 million. This property produced total revenue of $0 (since it was vacant) and a net loss of $0.1 million for the quarter ended March 31, 2002 and total revenue of $0.4 million and net income of $0.2 million for the quarter ended March 31, 2001 and is reflected as a discontinued operation. WRIT recognized no impairment loss on this property prior to or upon sale.

Derivative Instruments and Hedging Activities

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. Although WRIT currently has no derivative instruments, this statement will affect the reporting of derivative instruments acquired by WRIT in future periods. WRIT has entered into interest rate protection agreements in the past to reduce its exposure to interest rate risk on anticipated borrowings. The costs (if any) of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate protection agreement term. In the event that interest rate protection agreements that qualify for hedge accounting are terminated or closed out, the associated gain or loss is deferred and amortized over the term of the underlying hedged asset or liability. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during 2002 or 2001. In accordance with SFAS No. 66, "Accounting for Sales of Real Estate," sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

WRIT maintains Incentive Stock Option Plans which include qualified and non-qualified options for eligible employees. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

Comprehensive Income

WRIT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of income.

Earnings Per Common Share

The Trust calculates basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." "Basic earnings per share" is computed as net income divided by the weighted-average common shares outstanding. "Diluted earnings per share" is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust's share based compensation plans that could potentially reduce or "dilute" earnings per share, based on the treasury stock method.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

NOTE 3: REAL ESTATE INVESTMENTS
-------------------------------

WRIT's real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

                                                         March 31, 2002
                                                         (in thousands)
                                                         --------------
                    Office buildings                          $ 435,510
                    Industrial/Flex Center                      137,519
                    Multi-family                                107,175
                    Retail centers                               98,005
                                                              ---------
                                                              $ 778,209
                                                              =========

WRIT acquired the following property during 2002:


                                                                                               Purchase

                           Property               Property        Rentable                   Contract Cost
Acquisition Date             Name                    Type       Square Feet    Units         (in thousands)
------------------------------------------------------------------------------------------------------------

January 25, 2002      1620 Wilson Boulevard         Retail        5,364           1              $2,250

On February 28, 2002 WRIT sold its 1501 South Capitol Street industrial/flex center in Washington, DC for $6.2 million, resulting in a gain of $3.8 million. WRIT anticipates that this sale will be the first step of a tax-deferred exchange whereby the sales proceeds will be reinvested on a tax-free basis in another real property.

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, fair valued at $9.3 million, as partial consideration for WRIT's acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was fair valued at $9.3 million resulting in an adjustment to the basis of this property and an effective interest rate of 6.8%.

Annual maturities of principal as of March 31, 2002 are as follows:

                                                            (in thousands)
                                                            --------------
                 2002                                           $  875
                 2003                                            7,639
                 2004                                            1,110
                 2005                                           26,645
                 2006                                              331
                 Thereafter                                     57,845
                                                               -------
                 Total                                         $94,445
                                                               =======


NOTE 5:  UNSECURED LINES OF CREDIT PAYABLE
------------------------------------------

As of March 31, 2002, WRIT had two unsecured credit commitments in the amount of $50.0 million and $25.0 million, with $0 outstanding under the credit commitments leaving $75.0 million available. Under the terms of the credit commitments, interest only is payable monthly, in arrears, on the unpaid principal balance. All new advances will bear interest at LIBOR plus a spread based on WRIT's credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT's interest rate lock-in periods. This prepayment is not subject to a yield maintenance obligation or other penalty on the $50.0 million credit commitment but is subject to a yield maintenance obligation on the $25.0 million credit commitment. The $25.0 million credit commitment expired in March 2002 and was extended through April 2002 while negotiations for renewal are finalized.

The $50.0 million credit commitment requires WRIT to pay the lender unused commitment fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the commitment exceeds the balance of outstanding advances and term loans. The $25.0 million credit commitment requires WRIT to pay the lender a facility management fee of 0.175 percent per annum on the commitment amount of $25.0 million. These fees are payable quarterly.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

The unsecured credit commitments contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2002. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2002. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

NOTE 7: SEGMENT INFORMATION
---------------------------

WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multi-family Properties and Retail Centers. Office Buildings represent 52 percent of real estate rental revenue and provide office space for various types of profession and business. Industrial/Flex Centers represent 14 percent of real estate rental revenue and are used for warehousing, distribution and related offices. Multi-family Properties represent 19 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 15 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                     WASHINGTON REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


                                                         (in thousands)
                                               Three Months Ended March 31, 2002

                                      Office     Industrial/Flex                      Retail        Corporate
                                    Buildings        Centers       Multifamily       Centers        And Other      Consolidated
                                    ------------- ---------------- --------------- --------------- --------------- ---------------

Real estate rental revenue            $ 19,924       $    5,470       $   7,036       $   5,592        $      -      $   38,022
Real estate expenses                    (5,867)          (1,156)         (2,456)         (1,046)              -         (10,525)
                                      --------       ----------       ---------       ---------        --------      ----------
Operating income                        14,057            4,314           4,580           4,546               -          27,497
Depreciation and amortization           (3,828)          (1,198)         (1,008)           (618)           (298)         (6,950)
                                      --------       ----------       ---------       ---------        --------      ----------
Income from real estate                 10,229            3,116           3,572           3,928            (298)         20,547
Other income                                 -                -               -               -             148             148
Interest expense                          (393)            (162)         (1,076)           (156)         (5,096)         (6,883)
General and administration                   -                -               -               -          (1,240)         (1,240)
                                      --------       ----------       ---------       ---------        --------      ----------
Income from continuing                   9,836            2,954           2,496           3,772          (6,486)         12,572
operations
Gain from operations of disposed
property (including gain on
disposed property)                           -            3,756               -               -               -           3,756
                                      --------       ----------       ---------       ---------        --------      ----------
Net Income                            $  9,836       $    6,710       $   2,496       $   3,772        $ (6,486)     $   16,328
                                      ========       ==========       =========       =========        ========      ==========
Capital investments                   $  4,149       $      200       $     654       $   2,662        $    119      $    7,784
                                      ========       ==========       =========       =========        ========      ==========
Total assets                          $381,748       $  124,485       $  79,873       $  83,048        $ 42,112      $  711,266
                                      ========       ==========       =========       =========        ========      ==========



                                                         (in thousands)
                                               Three Months Ended March 31, 2001

                                     Office      Industrial/Flex                      Retail        Corporate
                                   Buildings         Centers       Multifamily       Centers        And Other      Consolidated
                                 --------------- ---------------- --------------- --------------- --------------- -------------

Real estate rental revenue            $ 18,828       $    4,634       $   6,696       $   4,803        $      -      $  34,961
Real estate expenses                    (5,757)          (1,101)         (2,355)         (1,038)              -        (10,251)
                                      --------       ----------       ---------       ---------        --------      ---------
Operating income                        13,071            3,533           4,341           3,765               -         24,710
Depreciation and amortization           (3,451)            (996)           (935)           (582)           (226)        (6,190)
                                      --------       ----------       ---------       ---------        --------      ---------
Income from real estate                  9,620            2,537           3,406           3,183            (226)        18,520
Other income                                 -                -               -               -             199            199
Interest expense                          (336)               -          (1,080)           (157)         (5,103)        (6,676)
General and administration                   -                -               -               -          (1,500)        (1,500)
                                      --------       ----------       ---------       ---------        --------      ---------
Income from continuing                   9,284            2,537           2,326           3,026          (6,630)        10,543
operations
Gain from operations of
disposed property                            -              185               -               -               -            185
                                      --------       ----------       ---------       ---------        --------      ---------
Net Income                            $  9,284       $    2,722       $   2,326       $   3,026        $ (6,630)     $  10,728
                                      ========       ==========       =========       =========        ========      =========
Capital investments                   $  1,661       $      (74)*     $   1,995       $      63        $     43      $   3,688
                                      ========       ==========       =========       =========        ========      =========
Total assets                          $341,542       $  107,267       $  80,538       $  81,942        $ 18,489      $ 629,778
                                      ========       ==========       =========       =========        ========      =========


*This credit reflects reimbursable tenant improvement reclassified to Other Receivable in the first Quarter 2001. The funding of this improvement by WRIT occurred in 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

WRIT's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WRIT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, WRIT evaluates these estimates, including those related to estimated useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. WRIT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

CRITICAL ACCOUNTING POLICIES
----------------------------

WRIT believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. WRIT's significant accounting policies are described in
Note 1 in the Notes to Consolidated Financial Statements.

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

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the period ended March 31, 2002. WRIT reflects the results of properties as discontinued operations when classified and held for sale.

RESULTS OF OPERATIONS
---------------------

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

WRIT's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward-looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT's current expectations include the economic health of WRIT's tenants, the economic health of the Greater Washington-Baltimore region or other markets WRIT may enter, the supply of competing properties, inflation, consumer confidence, unemployment rates, consumer tastes and preferences, stock price and interest rate fluctuations, WRIT's future capital requirements, compliance with applicable laws, including those concerning the environment and access by persons with disabilities, weather conditions and the additional matters discussed in the Annual Report on Form 10-K under the caption "Risk Factors".

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended
-------------------------------------------------------------------
March 31, 2002 Compared to the Three Months Ended March 31, 2001
----------------------------------------------------------------

Total revenues for the first quarter of 2002 increased 8.8% ($3.1 million) to $38.0 million from $35.0 million in the first quarter of 2001. Operating income increased 11.3% ($2.8 million) to $27.5 million from $24.7 million in the first quarter of 2001.

For the first quarter of 2002, WRIT's office buildings had increases of 5.8% in revenues and 7.5% in operating income over the first quarter of 2001. These increases were primarily due to the acquisition of One Central Plaza in April 2001 and increased core portfolio operating income, offset by the sale of 10400 Connecticut Avenue in September 2001. Comparing those office buildings owned by WRIT for the entire first quarter of 2001 and 2002, revenue and operating income decreased 2.5% and 1.5%, respectively. These decreases in revenues and operating income were primarily due to increased vacancy and a slight increase in real estate expenses of $0.1 million (1.9%) from $5.8 million in 2001 to $5.9 million in 2002. Occupancy rates decreased to 89.5% in first quarter 2002 from 98.3% in first quarter 2001 due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001.

For the first quarter of 2002, WRIT's industrial/flex centers revenues and operating income increased 18.0% and 22.1%, respectively, over the first quarter of 2001. These increases in revenue and operating income were primarily due to increased core portfolio operating income and the acquisition of Sullyfield Commerce Center in November 2001, offset by the sale of 1501 South Capitol Street in February 2002. Comparing those industrial/flex centers owned by WRIT for the entire first quarter of 2001 and 2002, revenue and operating income increased 2.4% and 5.8%, respectively. These increases in revenue and operating income were primarily due to increases in rental rates. Occupancy rates decreased slightly to 97.3% in the first quarter of 2002 from 98.3% in the first quarter of 2001. Operating income was partially offset by a $0.05 million (5.0%) increase in real estate expenses during first quarter 2002.

For the first quarter of 2002, WRIT's multi-family revenues and operating income increased 5.1% and 5.5%, respectively, over the first quarter of 2001. These increases were primarily due to increased rental rates in WRIT's core portfolio. Occupancy rates decreased slightly from 94.9% in the first quarter of 2001 to 93.5% in the first quarter of 2002. Operating income was partially offset by a $0.1 million (4.3%) increase in real estate expenses during first quarter 2002.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

For the first quarter of 2002, WRIT's retail center revenues and operating income increased 16.4% and 20.7%, respectively, over the first quarter of 2001. These increases were primarily due to increased core portfolio revenues and operating income. Comparing those shopping centers owned by WRIT for the entire first quarter of 2001 and 2002, revenue and operating income increased by 15.1% and 19.1%, respectively. These increases were primarily due to increased rental rates and other income in the form of lease termination fees, offset by decreased occupancy. Occupancy rates decreased from 96.0% in the first quarter of 2001 to 93.4% in the first quarter of 2002. Operating income was partially offset by a (0.8%) increase in real estate expenses during first quarter 2002.

OPERATING  EXPENSES AND OTHER  RESULTS OF  OPERATIONS:  Three Months Ended
--------------------------------------------------------------------------
March 31, 2002 Compared to the Three Months Ended March 31, 2001
----------------------------------------------------------------


Real estate expenses increased $0.3 million or 2.7% to $10.5 million for the first quarter of 2002 as compared to $10.2 million for the first quarter of 2001. This increase was primarily due to expenses relating to $67.8 million of properties acquired in 2001, $2.3 million of properties acquired in 2002 and higher real estate taxes, partially offset by the impact of the $8.4 million property sold in 2001 and the $6.2 million property sold in 2002.

Depreciation and amortization expense increased $0.8 million or 12.3% to $7.0 million for the first quarter of 2002 as compared to $6.2 million for the first quarter of 2001. This was primarily due to the impact of $67.8 million of acquisitions throughout 2001, $2.3 million of properties acquired in 2002 and capital and tenant improvement expenditures, which totaled $2.1 million and $5.4 million, respectively, for the first quarter of 2001 and 2002, respectively. This amount was partially offset by the property dispositions of $8.4 million in 2001 and $6.2 million in 2002.

Total interest expense increased $0.2 million or 3.1% to $6.9 million for the first quarter of 2002 as compared to $6.7 million for the first quarter of 2001. This increase was primarily attributable to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center. For the first quarter of 2002, notes payable interest expense was $5.0 million, mortgage interest expense was $1.8 million and lines of credit interest expense was $0.1 million. For the first quarter of 2001, notes payable interest expense was $5.0 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.1 million.

General and administrative expenses decreased $0.3 million or 17.3% to $1.2 million for the first quarter of 2002 as compared to $1.5 million for the first quarter of 2001. The change was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust. For the first quarter of 2002, general and administrative expenses as a percentage of revenue were 3.3% as compared to 4.3% for the first quarter of 2001.

Gain on sale of real estate for the three months ended March 31, 2002 was $3.8 million, resulting from the sale of 1501 South Capital Street. There were no dispositions for the three months ended March 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured credit commitments and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes, the sale of property and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust's lines of credit or other Trust debt and/or for new acquisitions and capital improvements.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

WRIT anticipates that over the near term, interest rate fluctuations will not have a material effect on earnings. WRIT's long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6). None of the total debt outstanding at March 31, 2002 was at a floating rate.

WRIT has line of credit commitments in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust's interest coverage ratio and public debt rating. As of March 31, 2002, WRIT had $0 outstanding under its lines of credit.

The lines of credit and senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2002. The covenants at present require insurance coverage for all perils or special form types of insurance. The loan documents currently make no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust's financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

WRIT acquired three properties in 2001 and one property in 2002 (as of March 31) for total acquisition costs of $67.8 million and $2.3 million, respectively. The 2001 acquisitions were financed through income from operations, line of credit advances, proceeds of the public offering in April 2001 and the assumption of an $8.5 million mortgage. The 2002 acquisition was financed through proceeds of the public offering in April 2001.

Cash flow from operating activities totaled $17.0 million for the first three months of 2002, as a result of net income before gain on sale of real estate of $16.3 million, depreciation and amortization of $7.0 million, decreases in other assets of $0.4 million and decreases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $2.1 million. The majority of the increase in cash flow from operating activities was primarily due to a larger property portfolio and increased rental rates.

Net cash used in investing activities for the first three months of 2002 was $2.0 million, including real estate acquisitions of $2.3 million, capital improvements to real estate of $5.4 million and non-real estate investments of $0.1 million, offset by cash received from sale of real estate properties of $5.8 million.

Net cash used by financing activities for the first three months of 2002 was $10.9 million, including share option exercises of $2.3 million, principal repayments on the mortgage notes payable of $0.3 million and $13.0 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT's operating expenses, interest expense and dividends to shareholders.

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

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE
-------------------------------------------------------------

The following table sets forth the Trust's ratios of earnings to fixed charges and debt service coverage for the periods shown:

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                               Three months ended

                                                    March 31,               Year Ended December 31,
                                               ------------------           -----------------------
                                              2002            2001            2000           1999
                                              ----            ----            ----           ----

          Earnings to fixed charges           2.83x           2.78x           2.63x         2.61x

          Debt service coverage               3.68x           3.60x           3.40x         3.42x

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK
--------------------------------------------------------------------

The principal financial market risk to which WRIT is exposed is interest rate risk. WRIT's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT enters into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past, WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance.

WRIT's interest rate risk has not changed significantly from its risk as disclosed in its 2001 Form 10-K.

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

                   None

         Item 5.   Other Information

                   None

         Item 6.   Exhibits and Reports on Form 8-K

                   Exhibits

                   (12) Computation of Ratios

                   (b) Reports on Form 8-K

                 1. February 21, 2002 - Report pursuant to Item 5 on the release of the Trust's December 31, 2001 earnings information.

                 2. April 22, 2002 - Report pursuant to Item 5 on the release of the Trust's March 31, 2002 earnings information.

                 3. May 1, 2002 - Report pursuant to Item 4 regarding changes in Registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WASHINGTON REAL ESTATE INVESTMENT TRUST


                                /s/ Laura M. Franklin
                                ---------------------------------------
                                Laura M. Franklin
                                Managing Director
                                Accounting, Administration and
                                Corporate Secretary

Date: May 15, 2002