Form 10-Q
period 2002-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2002-08-14
CIK 104894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR	QUARTER ENDED JUNE 30, 2002

COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6110 Executive Boulevard, Rockville, Maryland	20852
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code
(301) 984-9400

(Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the period covered by this report.

SHARES OF BENEFICIAL INTEREST 39,114,426

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.  YES  ☒  NO  ☐

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2001 included in the Trust’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Part I
Item I.     Financial Statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Land	$165,863	$151,782
Building	660,314	622,804

Total real estate, at cost	826,177	774,586
Accumulated depreciation	(133,219)	(122,625)

Total investment in real estate	692,958	651,961

Cash and cash equivalents	24,129	26,441
Rents and other receivables, net of allowance for doubtful accounts of $1,870 and $1,993, respectively	12,481	10,523
Prepaid expenses and other assets	16,604	19,010

	$746,172	$707,935

Liabilities
Accounts payable and other liabilities	$14,522	$13,239
Advance rents	3,006	3,604
Tenant security deposits	6,302	6,148
Mortgage notes payable	94,159	94,726
Line of credit payable	32,000	—
Notes payable	265,000	265,000

	414,989	382,717

Minority interest	1,542	1,611

Shareholders’ Equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,114 and 38,829 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	391	388
Additional paid-in capital	327,893	323,257
Retained earnings (deficit)	1,357	(38)

	329,641	323,607

	$746,172	$707,935

See accompanying notes to financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Real estate rental revenue	$37,556	$37,055	$75,578	$72,016
Real estate expenses	(10,803)	(10,661)	(21,325)	(20,742)

Operating income	26,753	26,394	54,253	51,274
Depreciation and amortization	(7,053)	(6,657)	(14,002)	(12,847)

Income from real estate	19,700	19,737	40,251	38,427

Other income	228	750	375	949
Interest expense	(6,888)	(6,771)	(13,771)	(13,447)
General and administrative	(1,227)	(1,567)	(2,470)	(3,238)

Income from continuing operations	11,813	12,149	24,385	22,691

Income (loss) from discontinued operations	—	245	(82)	430

Gain on sale of discontinued operations	—	—	3,838	—

Net Income	$11,813	$12,394	$28,141	$23,121

Per share information based on the weighted average number of shares outstanding

Shares — Basic	39,056	37,668	38,978	36,728

Shares — Diluted	39,349	38,072	39,237	37,118

Income from continuing operations — Basic	$0.30	$0.32	$0.62	$0.62

Income from continuing operations — Diluted	$0.30	$0.32	$0.62	$0.61

Income (loss) from discontinued operations — Basic	$0.00	$0.01	$0.00	$0.01

Income (loss) from discontinued operations — Diluted	$0.00	$0.01	$0.00	$0.01

Gain on sale of discontinued operations — Basic	$0.00	$0.00	$0.10	$0.00

Gain on sale of discontinued operations — Diluted	$0.00	$0.00	$0.10	$0.00

Net income per share — Basic	$0.30	$0.33	$0.72	$0.63

Net income per share — Diluted	$0.30	$0.33	$0.72	$0.62

Dividends paid	$0.3525	$0.3325	$0.6850	$0.6450

See accompanying notes to financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(In Thousands)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings (deficit)	Shareholders’ Equity
Balance, December 31, 2001	38,829	$388	$323,257	$(38)	$323,607
Net income	—	—	—	28,141	28,141
Dividends	—	—	—	(26,746)	(26,746)
Share Options Exercised	278	3	4,455		4,458
Share Grants	7	—	181	—	181

Balance, June 30, 2002	39,114	$391	$327,893	$1,357	$329,641

See accompanying notes to financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash Flow From Operating Activities
Net income	$28,141	$23,121
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(3,838)	—
Depreciation and amortization	14,014	12,894
Changes in other assets	(845)	(1,336)
Changes in other liabilities	890	2,707
Share Grants	64	108

Net cash provided by operating activities	38,426	37,494

Cash Flow From Investing Activities
Real estate acquisitions	(43,562)	(46,029)
Capital improvements to real estate	(12,071)	(4,391)
Non-real estate capital improvements	(60)	(71)
Cash received for sale of real estate	5,813	—

Net cash used in investing activities	(49,880)	(50,491)

Cash Flow From Financing Activities
Share Offering	—	53,094
Line of Credit Borrowings	32,000	43,000
Line of Credit Repayments	—	(43,000)
Dividends paid	(26,746)	(23,926)
Principal payments — Mortgage note payable	(567)	(409)
Share options exercised	4,455	257

Net cash provided by financing activities	9,142	29,016

Net increase (decrease) in cash and temporary investments	(2,312)	16,019
Cash and temporary investments at beginning of year	26,441	6,426

Cash and temporary investments at end of period	$24,129	$22,445

Supplemental disclosure of cash flow information:
Cash paid for interest during the six months ended:	$13,264	$12,999

See accompanying notes to financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 1:    NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT”, the “Trust” or the “company”), a Maryland real estate investment trust, is a self-administered, self managed equity real estate investment trust, successor to a trust organized in 1960. The Trust’s business consists of the ownership of income-producing real estate properties in the greater Washington—Baltimore region. WRIT owns a diversified portfolio of office buildings, industrial/flex centers, multi-family buildings and retail centers.

Federal Income Taxes

WRIT has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2001, 2000 and 1999 ordinary taxable income to its shareholders. Accordingly, no provision for income taxes was necessary.

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

New Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. WRIT will classify a property as held for sale when the company commits to the disposal of the property and begins to actively pursue the sale of the property.

On February 28, 2002, WRIT sold 1501 South Capitol Street, an industrial/flex center in Washington, D.C., for $6.2 million resulting in a gain of $3.8 million. This property provided no real estate revenue in 2002 because it had been vacant since November 2001. The property produced a net loss of $0.1 million for the six months ended June 30, 2002 and total revenue of $0.4 million and net income of $0.2 million for the six months ended June 30, 2001 and is reflected as a discontinued operation. WRIT recognized no impairment loss on this property prior to or upon sale. As of June 30, 2002, WRIT has no properties held for sale.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from the company’s residential and commercial leases when earned in accordance with SFAS No. 13. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT’s historical experience and a review of the current status of the company’s receivables. Contingent rents are recorded when cumulative sales exceed the amount necessary for the contingent rents to equal minimum annual rent and WRIT has been informed of cumulative sales data; thereafter, percentage rent is accrued based on subsequent sales.

WRIT recognizes cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Minority Interest

WRIT formed a limited liability company with a member of the entity which previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. WRIT accounts for this activity by allocating the minority owner’s percentage ownership interest of the net operating income of the property to minority interest. Quarterly distributions are made to the minority owner equal to the quarterly distribution per share for each ownership unit in the limited liability company.

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

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during 2001 or the six months ended June 30, 2002. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

WRIT maintains Incentive Stock Option Plans, which include qualified and non-qualified options for eligible employees. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

Comprehensive Income

WRIT has no items of comprehensive income that would require separate reporting in the accompanying consolidated statements of income.

Earnings Per Common Share

The Trust calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust’s share based compensation plans that could potentially reduce or “dilute” earnings per share, based on the treasury stock method.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

NOTE 3:    REAL ESTATE INVESTMENTS

WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

June 30, 2002
(in thousands)
Office buildings	$440,201
Industrial/Flex Center	137,629
Multi-family	108,831
Retail centers	139,516

$826,177

WRIT acquired the following properties during 2002:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Contract Cost
				(in thousands)
January 25, 2002	1620 Wilson Boulevard	Retail	5,364	$2,250
June 20, 2002	Centre at Hagerstown	Retail	326,846	$41,700

On February 28, 2002 WRIT sold its 1501 South Capitol Street industrial/flex center in Washington, DC for $6.2 million, resulting in a gain of $3.8 million. The proceeds and resultant gain on sale were reinvested on a tax-free basis in the acquisition of the Centre at Hagerstown.

NOTE 4:    MORTGAGE NOTES PAYABLE

On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for WRIT’s acquisition of Frederick County Square retail center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until January 1, 2003, at which time all unpaid principal and interest are payable in full.

On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT’s acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT’s acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments, and the Ashby Apartments. The mortgage bears interest at 7.14 percent per annum and is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable with an estimated fair value of $9.3 million as partial consideration for WRIT’s acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $9.3 million resulting in an adjustment to the basis of this property and an effective interest rate of 6.8%.

Annual maturities of principal as of June 30, 2002 are as follows:

(in thousands)
2002	$589
2003	7,639
2004	1,110
2005	26,645
2006	331
Thereafter	57,845

Total	$94,159

NOTE 5:    UNSECURED LINES OF CREDIT PAYABLE

WRIT has two unsecured lines of credit in the aggregate amount of $75.0 million, with $32.0 million outstanding under the line of credit as of June 30, 2002 (See Note 8: Subsequent Event). Amounts outstanding under the lines of credit during the three months ended June 30, 2002 bore interest at 2.58%. All new advances will bear interest at LIBOR plus a spread based on WRIT’s credit rating on its publicly issued debt. All unpaid interest and principal can be prepaid prior to the expiration of WRIT’s interest rate lock-in periods.

The $50.0 million line of credit, renewed on July 25, 2002, requires WRIT to pay the lender unused line of credit fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. WRIT renewed the $25.0 million line of credit on July 23, 2002. This line of credit requires WRIT to pay the lender unused line of credit fees based on a sliding scale as usage is increased. These fees are payable quarterly.

The unsecured lines of credit contain certain financial and non-financial covenants, all of which WRIT met as of June 30, 2002. The covenants under the notes variously require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b) consistent with sound business practices. The covenant under the medium term note agreement requires WRIT to insure its properties against loss or damage at lease equal to their then full insurable value. The loan documents makes no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

WRIT used the proceeds of these notes to repay advances on its lines of credit and to finance acquisitions and capital improvements to its properties.

On February 20, 1998, WRIT sold $50.0 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74 percent. The net proceeds to WRIT after deducting loan origination fees was $102.8 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under its lines of credit and to finance acquisitions and capital improvements to its properties. WRIT’s costs of the borrowings of approximately $7.2 million will be amortized over the lives of the notes using the effective interest method.

On November 6, 2000, WRIT sold $55.0 million of 7.78 percent unsecured notes due November 2004. The notes bear an effective interest rate of 7.89 percent. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on its lines of credit.

These notes contain certain financial and non-financial covenants, all of which WRIT met as of June 30, 2002. The covenants under the notes variously require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b) consistent with sound business practices. The covenant under the medium term note agreement requires WRIT to insure its properties against loss or damage at lease equal to their then full insurable value. The indenture makes no specific reference to terrorism insurance. WRIT believes it is currently covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

NOTE 7:    SEGMENT INFORMATION

WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multi-family Properties and Retail Centers. At June 30, 2002 Office Buildings, which include medical office buildings, represent 53 percent of real estate rental revenue and provide office space for various professions and businesses. Industrial/Flex Centers represent 14 percent of real estate rental revenue and are used for warehousing, distribution and related offices. Multi-family Properties represent 19 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 14 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

The accounting policies of each of the segments are the same as those described in Note 2. WRIT evaluates performance based upon operating income from the combined properties in each segment. WRIT’s reportable segments are consolidations of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

		Three Months Ended June 30, 2002
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Real estate rental revenue	$19,870	$5,336	$7,188	$5,162	$—	$37,556
Real estate expenses	5,925	1,268	2,527	1,083	—	10,803

Operating income	13,945	4,068	4,661	4,079	—	26,753
Depreciation and amortization	3,865	1,196	1,044	646	302	7,053

Income from real estate	10,080	2,872	3,617	3,433	(302)	19,700
Other income	—	—	—	—	228	228
Interest expense	(391)	(161)	(1,076)	(155)	(5,105)	(6,888)
General and administration	—	—	—	—	(1,227)	(1,227)

Income from continuing operations	9,689	2,711	2,541	3,278	(6,406)	11,813
Gain from operations of disposed property	—	—	—	—	—	—

Net Income	$9,689	$2,711	$2,541	$3,278	$(6,406)	$11,813

Capital expenditures (including acquisitions)	$4,760	$110	$901	$42,216	$8	$47,995

Total assets	$382,595	$123,576	$80,314	$124,441	$35,246	$746,172

		Three Months Ended June 30, 2001
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Real estate rental revenue	$20,402	$5,072	$6,796	$4,785	$—	$37,055
Real estate expenses	6,004	1,100	2,489	1,068	—	10,661

Operating income	14,398	3,972	4,307	3,717	—	26,394
Depreciation and amortization	3,855	1,001	959	584	258	6,657

Income from real estate	10,543	2,971	3,348	3,133	(258)	19,737
Other income	—	—	—	—	750	750
Interest expense	(400)	—	(1,080)	(159)	(5,132)	(6,771)
General and administration	—	—	—	—	(1,567)	(1,567)

Income from continuing operations	10,143	2,971	2,268	2,974	(6,207)	12,149
Gain from operations of disposed property	—	245	—	—	—	245

Net Income	$10,143	$3,216	$2,268	$2,974	$(6,207)	$12,394

Capital expenditures (including acquisitions)	$45,978	$396	$329	$98	$17	$46,818

Total assets	$384,747	$107,079	$79,673	$81,843	$35,043	$688,385

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

		Six Months Ended June 30, 2002
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
		(in thousands)
Real estate rental revenue	$39,794	$10,806	$14,224	$10,754	$-	$75,578
Real estate expenses	11,792	2,421	4,983	2,129	—	21,325

Operating income	28,002	8,385	9,241	8,625	—	54,253
Depreciation and amortization	7,692	2,392	2,053	1,265	600	14,002

Income from real estate	20,310	5,993	7,188	7,360	(600)	40,251
Other income	—	—	—	—	375	375
Interest expense	(785)	(323)	(2,153)	(304)	(10,206)	(13,771)
General and administration	—	—	—	—	(2,470)	(2,470)

Income from continuing operations	19,525	5,670	5,035	7,056	(12,901)	24,385
Gain from operations of disposed property (including gain on disposal of $3,838)	—	3,756	—	—	—	3,756

Net Income	$19,525	$9,426	$5,035	$7,056	$(12,901)	$28,141

Capital expenditures (including acquisitions)	$9,015	$310	$1,441	$44,867	$60	$55,693

Total assets	$382,595	$123,576	$80,314	$124,441	$35,246	$746,172

		Six Months Ended June 30, 2001
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
		(in thousands)
Real estate rental revenue	$39,229	$9,706	$13,492	$9,589	$-	$72,016
Real estate expenses	11,681	2,163	4,837	2,061	—	20,742

Operating income	27,548	7,543	8,655	7,528	—	51,274
Depreciation and amortization	7,307	1,998	1,894	1,165	483	12,847

Income from real estate	20,241	5,545	6,761	6,363	(483)	38,427
Other income	—	—	—	—	949	949
Interest expense	(736)	—	(2,159)	(313)	(10,239)	(13,447)
General and administration	—	—	—	—	(3,238)	(3,238)

Income from continuing operations	19,505	5,545	4,602	6,050	(13,011)	22,691
Gain from operations of disposed property	—	430	—	—	—	430

Net Income	$19,505	$5,975	$4,602	$6,050	$(13,011)	$23,121

Capital expenditures (including acquisitions)	$48,694	$323	$2,259	$161	$71	$51,508

Total assets	$384,747	$107,079	$79,673	$81,843	$35,043	$688,385

NOTE 8:    SUBSEQUENT EVENT

On July 23, 2002, WRIT acquired The Atrium Building located in Rockville, MD. WRIT paid $14.2 million for the three-story office building containing 81,390 rentable square feet of office space and on-site surface parking for 264 vehicles. The purchase price of $14.2 million was paid all in cash provided by an advance under one of WRIT’s line of credit, which will bear interest at LIBOR plus 70 basis points.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WRIT’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WRIT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, WRIT evaluates these estimates, including those related to estimated useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. WRIT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

CRITICAL ACCOUNTING POLICIES

WRIT believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. WRIT’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements.

Revenue Recognition

WRIT’s revenue recognition policy is significant because revenue is a key component of the company’s results from operations. In addition, revenue recognition determines the timing of certain expenses, such as leasing commissions and bad debt. WRIT recognizes real estate rental revenue including cost reimbursement income when earned in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”. This requires WRIT to recognize rental revenue on a straight-line basis over the term of the company’s leases. WRIT maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the company’s tenants to make required payments.

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

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the period ended June 30, 2002. WRIT reflects the results of properties as discontinued operations when classified and held for sale.

Federal Income Taxes

WRIT has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2001, 2000 and 1999 ordinary taxable income to its shareholders. Accordingly, no provision for income taxes was necessary.

RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

WRIT’s Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward-looking. Although WRIT believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from WRIT’s current expectations include the economic health of WRIT’s tenants, the economic health of the Greater Washington-Baltimore region or other markets WRIT may enter, the supply of competing properties, inflation, consumer confidence, unemployment rates, consumer tastes and preferences, stock price and interest rate fluctuations, WRIT’s future capital requirements, compliance with applicable laws, including those concerning the environment and access by persons with disabilities, weather conditions and the additional matters discussed in the Annual Report on Form 10-K under the caption “Risk Factors”.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME:    Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Total revenues for the second quarter of 2002 increased 1.4% ($0.5 million) to $37.6 million from $37.1 million in the second quarter of 2001. Operating income increased 1.4% ($0.4 million) to $26.8 million from $26.4 million in the second quarter of 2001.

For the second quarter of 2002, WRIT’s office buildings had decreases of 2.6% in revenues and 3.2% in operating income compared to the second quarter of 2001. These decreases were primarily due to the sale of 10400 Connecticut Avenue in September 2001 and decreased core portfolio operating income, offset by the acquisition of One Central Plaza in April 2001. Comparing those office buildings owned by WRIT for the entire second quarter of 2001 and 2002, revenue and operating income decreased 5.8% and 4.5%, respectively. These decreases in revenues and operating income were primarily due to increased vacancy, offset slightly by a decrease in real estate expenses of $0.1 million (1.3%) from $6.0 million in 2001 to $5.9 million in 2002. Occupancy rates decreased to 88.6% in second quarter 2002 from 98.3% in second quarter 2001 due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001. WRIT anticipates that it may take at least several quarters for the Northern Virginia market to absorb the vacancy at 7900 Westpark Drive.

For the second quarter of 2002, WRIT’s industrial/flex centers revenues and operating income increased 5.2% and 2.4%, respectively, over the second quarter of 2001. These increases in revenue and operating income were primarily due to the acquisition of Sullyfield Commerce Center in November 2001, offset by the sale of 1501 South Capitol Street in February 2002. Comparing those industrial/flex centers owned by WRIT for the entire second quarter of 2001 and 2002, revenue and operating income decreased 11.5% and 14.3%, respectively. These decreases in revenue and operating income were primarily due to decreased occupancy levels and an increase in

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

real estate expenses of $0.2 million (15.3%) from $1.1 million in 2001 to $1.3 million in 2002. Occupancy rates decreased to 92.1% in the second quarter of 2002 from 99.0% in the second quarter of 2001.

For the second quarter of 2002, WRIT’s multi-family revenues and operating income increased 5.8% and 8.2%, respectively, over the second quarter of 2001. These increases were primarily due to increased rental rates in WRIT’s multi-family properties. Occupancy rates increased slightly from 94.6% in the second quarter of 2001 to 95.3% in the second quarter of 2002. Operating income was partially offset by a $0.03 million (1.5%) increase in real estate expenses during second quarter 2002.

For the second quarter of 2002, WRIT’s retail center revenues and operating income increased 7.9% and 9.7%, respectively, over the second quarter of 2001. These increases were primarily due to increased core portfolio revenues and operating income and the acquisitions of 1620 Wilson Boulevard in January 2002 and the Centre at Hagerstown in June 2002. Comparing those shopping centers owned by WRIT for the entire second quarter of 2001 and 2002, revenue and operating income increased by 5.0% and 7.7%, respectively. These increases were primarily due to increased rental rates and other income in the form of lease termination fees, offset by decreased occupancy. Occupancy rates decreased slightly from 95.1% in the second quarter of 2001 to 94.8% in the second quarter of 2002. Operating income was partially offset by a 1.4% increase in real estate expenses during second quarter 2002.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME:    Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Total revenues for the first six months of 2002 increased 5.0% ($3.6 million) to $75.6 million from $72.0 million for the first six months of 2001. Operating income increased 5.8% ($3.0 million) to $54.3 million for the first six months of 2002 from $51.3 million for the first six months of 2001.

For the first six months of 2002, WRIT’s office buildings had increases of 1.4% in revenues and 1.7% in operating income, respectively, over the first six months of 2001. These increases were primarily due to the acquisition of One Central Plaza in April 2001, offset by the sale of 10400 Connecticut Avenue in September 2001 and decreases in core portfolio operating income. Comparing those office buildings owned by WRIT for the entire first six months of 2001 and 2002, revenue and operating income decreased 4.2% and 3.1%, respectively. These decreases in revenues and operating income were primarily due to increased vacancy and a slight increase in real estate expenses of $0.1 million (1.0%) from $11.7 million in 2001 to $11.8 million in 2002.

For the first six months of 2002, WRIT’s industrial/flex center revenues and operating income increased 11.3% and 11.2%, respectively, over the first six months of 2001. These increases were primarily due to the acquisition of Sullyfield Commerce Center in November 2001, offset by the sale of 1501 South Capitol Street. Comparing those industrial/flex centers owned by WRIT for the entire first six months of 2001 and 2002, revenue and operating income decreased by 4.9% and 4.8%, respectively. These decreases in revenues and operating income were primarily due to decreased occupancy levels, decreased tenant pass through expense recoveries and an increase of $0.3 million (11.9%) in real estate expenses in the first six months of 2002.

For the first six months of 2002, WRIT’s multi-family property revenues and operating income increased 5.4% and 6.8%, respectively, over the first six months of 2001. These increases were primarily due to increases in rental rates across the sector. Comparing those multi-family properties owned by WRIT for the entire first six months of 2001 and 2002, revenue and operating income increased by 5.4% and 6.9%, respectively. Operating income was partially offset by an increase of $0.1 million (3.0%) in real estate expense in the first six months of 2002.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first six months of 2002, WRIT’s retail center revenues increased 12.2% and operating income increased 14.6%, respectively, over the first six months of 2001. These increases were primarily due to increased rental rates, core portfolio revenue and operating income and the acquisitions of 1620 Wilson Boulevard in January 2002 and the Centre at Hagerstown in June 2002. Comparing those shopping centers owned by WRIT for the entire first six months for 2001 and 2002, revenue and operating income increased by 10.1% and 13.5%, respectively. These increases were primarily due to increased rental rates and other income in the form of lease termination fees. Operating income was partially offset by an increase of $0.1 (3.3%) in real estate expenses in the first six months of 2002.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS:    Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Real estate expenses increased $0.1 million or 1.3% to $10.8 million for the second quarter of 2002 as compared to $10.7 million for the second quarter of 2001. This increase was primarily due to expenses relating to $67.8 million of properties acquired in 2001 and $44.0 million of properties acquired in 2002, partially offset by the impact of the $8.4 million property sold in 2001 and the $6.2 million property sold in 2002.

Depreciation and amortization expense increased $0.4 million or 6.0% to $7.0 million for the second quarter of 2002 as compared to $6.7 million for the second quarter of 2001. This was primarily due to the impact of $67.8 million of acquisitions throughout 2001, $44.0 million of properties acquired in 2002 and capital and tenant improvement expenditures, which totaled $4.5 million and $6.7 million, respectively, for the second quarter of 2001 and 2002, respectively. This amount was partially offset by the property dispositions of $8.4 million in 2001 and $6.2 million in 2002.

Total interest expense increased $0.1 million or 2.0% to $6.9 million for the second quarter of 2002 as compared to $6.8 million for the second quarter of 2001. This increase was primarily attributable to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center. For the second quarter of 2002, notes payable interest expense was $5.0 million, mortgage interest expense was $1.8 million and lines of credit interest expense was $0.1 million. For the second quarter of 2001, notes payable interest expense was $5.0 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.1 million.

General and administrative expenses decreased $0.3 million or 21.7% to $1.2 million for the second quarter of 2002 as compared to $1.5 million for the second quarter of 2001. The change was primarily attributable to decreased incentive compensation, offset by increased corporate legal expenses and corporate salaries due to increased staffing levels. For the second quarter of 2002, general and administrative expenses as a percentage of revenue were 3.3% as compared to 4.2% for the second quarter of 2001.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS:    Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Real estate expenses increased $0.6 million or 2.8% to $21.3 million for the first six months of 2002 as compared to $20.7 million for the first six months of 2001. This increase was primarily due to expenses relating to properties acquired in 2001 and 2002 as well as increased core portfolio real estate taxes, insurance and repairs and maintenance expenses in 2002 as compared to 2001.

Depreciation and amortization expense increased $1.2 million or 9.0% to $14.0 million for the first six months of 2002 as compared to $12.8 million for the first six months of 2001. This was primarily due to 2001 and year to

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

date 2002 acquisitions of $67.8 million and $44.0 million, respectively, and 2001 and year to date 2002 capital and tenant improvement expenditures which totaled $14.0 million and $12.1 million, respectively.

Total interest expense was $13.8 million for the first six months of 2002 as compared to $13.5 million for the first six months of 2001. This increase was primarily attributable to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center offset by lower line of credit interest rates in 2002. For the first six months of 2002, notes payable interest expense was $10.1 million, mortgage interest expense was $3.6 million and lines of credit interest expense was $0.1 million. For the first six months of 2001, notes payable interest expense was $10.1 million, mortgage interest expense was $3.2 million and lines of credit interest expense was $0.2 million.

General and administrative expenses decreased $0.7 million to $2.5 million for the first six months of 2002 as compared to $3.2 million for the first six months of 2001. This change was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust. For the first six months of 2002, general and administrative expenses as a percentage of revenue were 3.3% as compared to 4.5% for the first six months of 2001.

Other Income decreased $0.6 million to $0.4 million for the first six months of 2002 as compared to $1.0 million for the first six months quarter of 2001. The decrease was attributable to a utility divestiture sharing distribution in June 2001.

Gain on sale of real estate for the six months ended June 30, 2002 was $3.8 million, resulting from the sale of 1501 South Capitol Street. There were no dispositions for the six months ended June 30, 2001.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured lines of credit and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes, the sale of property and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust’s lines of credit or other Trust debt and/or for new acquisitions and capital improvements.

WRIT anticipates that over the near term, interest rate fluctuations will not have a material effect on earnings. WRIT’s long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6).

WRIT has lines of credit in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. As of June 30, 2002, WRIT had $32.0 million outstanding under its lines of credit.

The lines of credit and senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT met as of June 30, 2002. The covenants under the lines of credit variously require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b) consistent with sound business practices. The covenants under the senior and medium term notes require WRIT to insure its properties against loss or damage at lease equal to their then full insurable value. The loan documents make no specific reference to terrorism insurance. WRIT

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

believes it is covered against such acts under the insurance coverage in full force and effect until renewal in September 2002. WRIT anticipates obtaining additional insurance coverage at higher costs upon renewal; however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such act.

WRIT acquired three properties in 2001 and two properties in 2002 (as of June 30) for total acquisition costs of $67.8 million and $44.0 million, respectively. The 2001 acquisitions were financed through income from operations, line of credit advances, proceeds of the public offering in April 2001 and the assumption of an $8.5 million mortgage. The 2002 acquisitions were financed through proceeds from the dispositions of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering in April 2001 and line of credit advances.

Cash flow from operating activities totaled $38.4 million for the first six months of 2002, as a result of net income before gain on sale of real estate of $24.3 million, depreciation and amortization of $14.0 million, decreases in other assets of $0.8 million and increases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.9 million. The increase in cash flow from operating activities was due to a larger property portfolio and increased rental rates. Cash flow from operating activities totaled $37.5 million for the first six months of 2001, as a result of net income of $23.1 million, depreciation and amortization of $12.9 million, decrease in other assets of $1.3 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $2.7 million. The increase in cash flow from operating activities was primarily due to increased rental rates and increased occupancies.

Net cash used in investing activities for the first six months of 2002 was $49.9 million, including real estate acquisitions of $43.6 million, capital improvements to real estate of $12.1 million and non-real estate investments of $0.1 million, offset by cash received from sale of real estate properties of $5.8 million. Net cash used in investing activities from the first six months of 2001 was $50.5 million, including real estate acquisitions of $46.0 million and capital improvements to real estate of $4.4 million.

Net cash provided by financing activities for the first six months of 2002 was $9.1 million, including line of credit borrowings of $32.0 million, share option exercises of $4.4 million, offset by principal repayments on the mortgage notes payable of $0.6 million and $26.7 million in dividends paid. Net cash used in financing activities for the first three months of 2001 was $29.0 million, including principal repayments on the mortgage notes payable of $0.4 million and $23.9 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Six months ended June 30,		Year Ended December 31,
	2002	2001	2001	2000	1999
Earnings to fixed charges	2.77x	2.72x	2.78x	2.63x	2.61x
Debt service coverage	3.64x	3.52x	3.60x	3.40x	3.42x

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

ITEM 3:     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

The principal financial market risk to which WRIT is exposed is interest rate risk. WRIT’s exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. WRIT enters into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past, WRIT has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance.

WRIT’s interest rate risk has not changed significantly from its risk as disclosed in its 2001 Form 10-K.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of the shareholders on May 21, 2002, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes		Negative Votes
Mr. Clifford M. Kendall	34,218,470	(99%)	392,270	(1%)
Ms. Susan J. Williams	34,207,088	(99%)	403,652	(1%)

Mr. Kendall and Ms. Williams were re-elected as Trustees. Trustees whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr., Mr. John P. McDaniel, Mr. John M. Derrick, Mr. Charles T. Nason and Mr. David M. Osnos.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

(12)	Computation of Ratios

(99)	Written Statement of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

1.  February 21, 2002—Report pursuant to Item 5 on the release of the Trust’s December 31, 2001 earnings information.

2.  April 22, 2002—Report pursuant to Item 5 on the release of the Trust’s March 31, 2002 earnings information.

3.  May 1, 2002—Report pursuant to Item 4 regarding changes in Registrant’s certifying accountant.

4.  July 22, 2002—Report pursuant to Item 5 on the release of the Trust’s June 30, 2002 earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. Chairman of the Board, President and Chief Executive Officer

/s/ LAURA M. FRANKLIN
Laura M. Franklin Senior Vice President Accounting, Administration and Corporate Secretary

/s/ SARA L. GROOTWASSINK
Sara L. Grootwassink Chief Financial Officer

Date:    August 14, 2002