Form 10-Q
period 2002-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2002-11-15
CIK 104894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For quarter ended September 30, 2002

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

SHARES OF BENEFICIAL INTEREST 39,146,220

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

Part I
Item I.  Financial Statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Land	$169,045	$151,782
Building	679,365	622,804

Total real estate, at cost	$848,410	774,586
Accumulated depreciation	(139,965)	(122,625)

Total investment in real estate	708,445	651,961

Cash and cash equivalents	15,818	26,441
Rents and other receivables, net of allowance for doubtful accounts of $2,400 and $1,993, respectively	12,617	10,523
Prepaid expenses and other assets	21,083	19,010

	$757,963	$707,935

Liabilities
Accounts payable and other liabilities	11,869	13,239
Advance rents	4,172	3,604
Tenant security deposits	6,442	6,148
Mortgage notes payable	87,197	94,726
Line of credit payable	53,750	—
Notes payable	265,000	265,000

	428,430	382,717

Minority interest	1,554	1,611

Shareholders' Equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,146 and 38,829 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	391	388
Additional paid-in capital	328,387	323,257
Retained earnings (deficit)	(799)	(38)

Total Shareholders' Equity	327,979	323,607

Total Liabilities and Shareholders' Equity	$757,963	$707,935

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue
Real estate rental revenue	$38,324	$37,510	$113,903	$109,528
Other income	177	302	552	1,251

	38,501	37,812	114,455	110,779
Expenses
Real estate expenses	(11,453)	(10,732)	(32,779)	(31,475)
Interest expense	(7,068)	(6,731)	(20,838)	(20,178)
Depreciation and amortization	(7,303)	(6,777)	(21,305)	(19,624)
General and administrative	(1,034)	(1,303)	(3,505)	(4,541)

	(26,858)	(25,543)	(78,427)	(75,818)

Income from continuing operations	11,643	12,269	36,028	34,961

Discontinued operations:
Income (loss) from operations of property disposed	—	259	(82)	690
Gain on property disposed	—	—	3,838	—

Income before gain on sale of real estate investment	11,643	12,528	39,784	35,651
Gain on sale of real estate investment	—	4,296	—	4,296

Net Income	$11,643	$16,824	$39,784	$39,947

Per share information based on the weighted average of shares outstanding
Shares—Basic	39,134	38,460	39,030	37,312
Shares—Diluted	39,358	38,795	39,265	37,618
Income from continuing operations - Basic	$0.30	$0.32	$0.92	$0.94

Income from continuing operations - Diluted	$0.30	$0.32	$0.92	$0.93

Income (loss) from operations of property disposed - Basic	$0.00	$0.01	$0.00	$0.02

Income (loss) from operations of property disposed - Diluted	$0.00	$0.00	$0.00	$0.02

Gain on property disposed - Basic	$0.00	$0.00	$0.10	$0.00

Gain on property disposed - Diluted	$0.00	$0.00	$0.09	$0.00

Income before gain on sale of real estate investment - Basic	$0.30	$0.33	$1.02	$0.96

Income before gain on sale of real estate investment - Diluted	$0.30	$0.32	$1.01	$0.95

Gain on sale of real estate investment - Basic	$0.00	$0.11	$0.00	$0.11

Gain on sale of real estate investment - Diluted	$0.00	$0.11	$0.00	$0.11

Net income per share - Basic	$0.30	$0.44	$1.02	$1.07

Net income per share - Diluted	$0.30	$0.43	$1.01	$1.06

Dividends paid	$0.3525	$0.3325	$1.0375	$0.9775

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(In Thousands)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Retained Earnings (deficit)	Shareholders' Equity
Balance, December 31, 2001	38,829	$388	$323,257	$(38)	$323,607
Net income	—	—	—	39,784	39,784
Dividends	—	—	—	(40,545)	(40,545)
Share Options Exercised	310	3	4,949	—	4,952
Share Grants	7	—	181	—	181

Balance, September 30, 2002	39,146	$391	$328,387	$(799)	$327,979

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flow From Operating Activities
Net income	$39,784	$39,947
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(3,838)	(4,296)
Depreciation and amortization	21,317	19,694
Bad debt expense	1,024	701
Changes in other assets	(6,955)	(3,997)
Changes in other liabilities	(493)	(695)
Share Grants	110	154

Net cash provided by operating activities	50,949	51,508

Cash Flow From Investing Activities
Real estate acquisitions	(58,074)	(46,070)
Capital improvements to real estate	(19,793)	(8,794)
Non-real estate capital improvements	(146)	(212)
Cash received for sale of real estate	5,813	8,115

Net cash used in investing activities	(72,200)	(46,961)

Cash Flow From Financing Activities
Share Offering	—	53,083
Line of Credit Borrowings	53,750	—
Line of Credit Repayments	—	—
Notes payable	(40,545)	(36,780)
Principal payments - Mortgage note payable	(7,529)	(619)
Share options exercised	4,952	6,296

Net cash provided by financing activities	10,628	21,980

Net (decrease) increase in cash and cash equivalents	(10,623)	26,527
Cash and temporary investments at beginning of year	26,441	6,426

Cash and cash equivalents at end of period	$15,818	$32,953

Supplemental disclosure of cash flow information:
Cash paid for interest during the nine months ended	$22,816	$22,082

See accompanying notes to financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

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

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2001, 2000 and 1999 ordinary taxable income to its shareholders. Gain on sale of properties disposed during 2001, 2000 and 1999 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although WRIT believes that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in WRIT’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

On February 28, 2002, WRIT sold 1501 South Capitol Street, an industrial/flex center in Washington, D.C., for $6.2 million resulting in a gain of $3.8 million. This property provided no real estate revenue in 2002 because it had been vacant since November 2001. The property produced a net loss of $0.1 million for the nine months ended September 30, 2002 and total revenue of $1.0 million and net income of $0.7 million for the nine months ended

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

September 30, 2001 and is reflected as a discontinued operation. WRIT recognized no impairment loss on this property prior to or upon sale. As of September 30, 2002, WRIT had no properties held for sale.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from the company’s residential and commercial leases when earned in accordance with SFAS No. 13, “Accounting for Leases”. WRIT records an allowance for doubtful accounts equal to the estimated uncollectible amounts. This estimate is based on WRIT’s historical experience and a review of the current status of the company’s receivables. Contingent rents are recorded when cumulative sales exceed the amount necessary for the contingent rents to equal minimum annual rent and WRIT has been informed of cumulative sales data; thereafter, percentage rent is accrued based on subsequent sales.

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

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and draws on lines of credit are capitalized and amortized using the effective interest rate method over the term of the related notes and are included in interest expense on the accompanying consolidated statements of income.

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

In accordance with SFAS 144, WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during 2001 or the nine months ended September 30, 2002. In accordance with SFAS No. 66, “Accounting for Sales of

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

WRIT maintains Stock Option Plans, which include qualified and non-qualified options for eligible employees. Stock options are accounted for in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS
WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

September 30, 2002
(in thousands)
Office buildings	$458,651
Industrial/Flex Centers	138,181
Multi-family Properties	109,465
Retail centers	142,113

$848,410

WRIT acquired the following properties during 2002:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Contract Cost (in thousands)
January 25, 2002	1620 Wilson Boulevard	Retail	5,364	$ 2,250
June 21, 2002	Centre at Hagerstown	Retail	326,846	$41,700
July 23, 2002	The Atrium Building	Office	81,390	$14,200

On February 28, 2002 WRIT sold its 1501 South Capitol Street industrial/flex center in Washington, DC for $6.2 million, resulting in a gain of $3.8 million. The proceeds and resultant gain on sale were reinvested on a tax-free basis in the acquisition of the Centre at Hagerstown.

NOTE 4: MORTGAGE NOTES PAYABLE
On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for WRIT’s acquisition of Frederick County Square retail center. The mortgage bore interest at 9.00 percent per annum. On September 4, 2002, WRIT prepaid this $6.7 million unpaid mortgage principal and interest. This mortgage was paid in full without penalty through a draw on the unsecured line of credit facility bearing interest at 2.52 percent per annum (see Note 5).

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

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

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

Annual maturities of principal as of September 30, 2002 are as follows:

(in thousands)
2002	$246
2003	1,030
2004	1,110
2005	26,634
2006	331
Thereafter	57,846

Total	$87,197

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
WRIT has two unsecured lines of credit in the aggregate amount of $75.0 million, with $53.8 million outstanding under the lines of credit as of September 30, 2002. Amounts outstanding under the lines of credit during the three months ended September 30, 2002 bore interest at 2.52%. This rate was calculated based upon a LIBOR rate of 1.82% increased by a 70 basis point spread. All unpaid interest and principal can be prepaid without penalty prior to the expiration of WRIT’s interest rate lock-in periods. Advances will reprice upon rate expiration if not paid in full by WRIT in accordance with the terms discussed below.

The $50.0 million line of credit, renewed on July 25, 2002, requires WRIT to pay the lender unused line of credit fees at the rate of 0.200 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. Advances under this agreement bear interest at either LIBOR plus a spread, the Prime rate plus a spread, or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005.

The $25.0 million line of credit, renewed on July 23, 2002, requires WRIT to pay the lender unused line of credit fees based on a sliding scale as usage is increased. These fees are payable quarterly. Advances under this agreement bear interest at either LIBOR plus a spread or the higher of the Prime rate or the Federal Funds effective rate plus a spread based on WRIT’s credit rating on its publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004.

The lines of credit contain certain financial and non-financial covenants, all of which WRIT met as of September 30, 2002. The covenants under the lines of credit require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b)

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

consistent with sound business practices. WRIT renewed its property insurance coverage effective September 1, 2002 resulting in premiums increasing approximately 31% over the prior year policy. The line of credit agreements require WRIT to insure its properties against loss or damage at least equal to their then full insurable value. The renewed policy does not specifically exclude terrorism activities, but the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

NOTE 6: NOTES PAYABLE
On August 13, 1996 WRIT sold $50.0 million of 7.125 percent unsecured 7-year notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on its lines of credit and to finance acquisitions and capital improvements to its properties.

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

These notes contain certain financial and non-financial covenants, all of which WRIT met as of September 30, 2002. The covenants under the lines of credit require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b) consistent with sound business practices. WRIT renewed its property insurance coverage effective September 1, 2002 resulting in premiums increasing approximately 31% over the prior year policy. The notes require WRIT to insure its properties against loss or damage at least equal to their then full insurable value. The renewed policy does not specifically exclude terrorism activities, but the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

NOTE 7: BENEFIT PLANS
The Trust adopted a split dollar life insurance plan for senior officers, excluding the Chief Executive Officer (“CEO”), in 2000. It is intended that the Trust will recover its costs from the life insurance policies at death prior to retirement, upon termination prior to retirement or upon retirement at age 65. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made by the Trust. The cash values of the policy in excess of the Trust’s interest can be used by the executive. Annual premiums for the split dollar life insurance plan are due each April. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. Section 402 of the Act prohibits a public company from making or maintaining a personal loan to any of its directors or executive officers, either directly or indirectly. As of September 30, 2002, the Trust is awaiting definitive guidance from either Congress or the Securities and Exchange Commission (the “SEC”) in determining if its split dollar life insurance executive benefit arrangement will be considered in compliance with the Act.)

The Trust adopted a non-qualified deferred compensation plan for the CEO and members of the Board of Trustees in 2000. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees.

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

Compensation deferred will be credited with interest equal to 7.5%. The plan is unfunded and payments are to be made from general assets of the Trust. The deferred compensation liability was $0.7 million at September 30, 2002 including $0.1 million recognized for the nine months ended September 30, 2002.

WRIT established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Upon the CEO’s termination of employment from the Company for any reason other than death, discharge for cause or total and permanent disability, the CEO will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest as outlined in the SERP.

WRIT purchased a universal life insurance policy on the CEO’s life to serve as a source of funds to assist WRIT in meeting its liabilities under the SERP. Through an endorsement split dollar arrangement, WRIT has made available to the CEO pre-retirement life insurance coverage through age 70.

In the event the CEO continues in the employment of the Company until age 70, the annual benefit to be paid to the CEO shall be $200,000. The SERP is not subject to vesting, funding and fiduciary requirements under ERISA. WRIT recognized $70,000 as the deferred compensation liability and service cost for the SERP for the three months ended September 30, 2002 in accordance with the requirements of SFAS 87.

NOTE 8: SEGMENT INFORMATION
WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multi-family Properties and Retail Centers. For the nine months ended September 30, 2002 Office Buildings, which include medical office buildings, represented 52 percent of real estate rental revenue and provide office space for various professions and businesses. Industrial/Flex Centers represented 14 percent of real estate rental revenue and are used for warehousing, distribution and related offices. Multi-family Properties represented 19 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represented the remaining 15 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 20, 2002
(UNAUDITED)

	Three Months Ended September 30, 2002
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$19,484	$5,240	$7,205	$6,395	$—	$38,324
Other income	—	—	—	—	177	177

	19,484	5,240	7,205	6,395	177	38,501
Expenses
Real estate expenses	6,385	1,122	2,666	1,280	—	11,453
Interest expense	389	160	1,075	100	5,344	7,068
Depreciation and amortization	3,888	1,210	1,036	883	286	7,303
General and administration	—	—	—	—	1,034	1,034

	10,662	2,492	4,777	2,263	6,664	26,858
Income from continuing operations	8,822	2,748	2,428	4,132	(6,487)	11,643
Discontinued Operations:
Income (loss) from operations of disposed property	—	—	—	—	—	—
Gain on property disposed	—	—	—	—	—	—

Income before sale of real estate investment	8,822	2,748	2,428	4,132	(6,487)	11,643
Gain on sale of real estate investment	—	—	—	—	—	—

Net Income	$8,822	$2,748	$2,428	$4,132	$(6,487)	$11,643

Capital expenditures (including acquisitions)	$3,964	$552	$1,812	$42,684	$84	$49,096

Total assets	$399,859	$123,083	$80,439	$127,285	$27,297	$757,963

	Three Months Ended September 30, 2001
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$21,278	$4,605	$7,016	$4,611	$—	$37,510
Other income	—	—	—	—	302	302

	21,278	4,605	7,016	4,611	302	37,812
Expenses
Real estate expenses	6,401	932	2,459	940	—	10,732
Interest expense	398	—	1,078	155	5,100	6,731
Depreciation and amortization	3,939	992	956	580	310	6,777
General and administration	—	—	—	—	1,303	1,303

	10,738	1,924	4,493	1,675	6,713	25,543
Income from continuing operations	10,540	2,681	2,523	2,936	(6,411)	12,269

Discontinued Operations:
Income (loss) from operations of disposed property	—	259	—	—	—	259
Gain on property disposed	—	—	—	—	—	—

Income before sale of real estate investment	10,540	2,940	2,523	2,936	(6,411)	12,528
Gain on sale of real estate investment	4,296	—	—	—	—	4,296

Net Income	$14,836	$2,940	$2,523	$2,936	$(6,411)	$16,824

Capital expenditures (including acquisitions)	$1,917	$421	$766	$381	$141	$3,626

Total assets	$381,131	$106,500	$80,228	$81,749	$45,193	$694,801

WASHINGTON REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

	Nine Months Ended September 30, 2002
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$59,279	$16,046	$21,430	$17,148	$—	$113,903
Other income	—	—	—	—	552	552

	59,279	16,046	21,430	17,148	552	114,455
Expenses
Real estate expenses	18,177	3,543	7,649	3,410	—	32,779
Interest expense	1,173	482	3,227	405	15,551	20,838
Depreciation and amortization	11,582	3,603	3,087	2,147	886	21,305
General and administration	—	—	—	—	3,505	3,505

	30,932	7,628	13,963	5,962	19,942	78,427
Income from continuing operations	28,347	8,418	7,467	11,186	(19,390)	36,028
Discontinued Operations:
Income (loss) from operations of disposed property	—	(82)	—	—	—	(82)
Gain on property disposed	—	3,838	—	—	—	3,838

Income before sale of real estate investment	28,347	12,174	7,467	11,186	(19,390)	39,784
Gain on sale of real estate investment	—	—	—	—	—	—

Net Income	$28,347	$12,174	$7,467	$11,186	$(19,390)	$39,784

Capital expenditures (including acquisitions)	$27,454	$862	$3,279	$46,272	$146	$78,013

Total assets	$399,859	$123,083	$80,439	$127,285	$27,297	$757,963

	Nine Months Ended September 30, 2002
	Office Buildings	Industrial/Flex Centers	Multi-family	Retail Centers	Corporate And Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$60,507	$14,310	$20,512	$14,199	$—	$109,528
Other income	—	—	—	—	1,251	1,251

	60,507	14,310	20,512	14,199	1,251	110,779
Expenses
Real estate expenses	18,038	3,118	7,309	3,010	—	31,475
Interest expense	1,134	—	3,238	468	15,338	20,178
Depreciation and amortization	11,246	2,989	2,849	1,746	794	19,624
General and administration	—	—	—	—	4,541	4,541

	30,418	6,107	13,396	5,224	20,673	75,818
Income from continuing operations	30,089	8,203	7,116	8,975	(19,422)	34,961
Discontinued Operations:
Income (loss) from operations of disposed property	—	690	—	—	—	690
Gain on disposal	—	—	—	—	—	—

Income before sale of real estate investment	30,089	8,893	7,116	8,975	(19,422)	35,651
Gain on sale of real estate investment	4,296	—	—	—	—	4,296

Net Income	$34,385	$8,893	$7,116	$8,975	$(19,422)	$39,947

Capital expenditures (including acquisitions)	$49,713	$1,614	$2,995	$542	$212	$55,076

Total assets	$381,131	$106,500	$80,228	$81,749	$45,193	$694,801

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

CRITICAL ACCOUNTING POLICIES

WRIT believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. WRIT’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.

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

Impairment Losses on Long-Lived Assets

In accordance with SFAS 144, WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

period ended September 30, 2002. WRIT reflects the results of properties as discontinued operations when classified and held for sale.

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2001, 2000 and 1999 ordinary taxable income to its shareholders. Gain on sale of properties disposed during 2001, 2000 and 1999 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

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

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Total revenues for the third quarter of 2002 increased 2.1% ($0.8 million) to $38.3 million from $37.5 million in the third quarter of 2001. Operating income increased 0.4% ($0.1 million) to $26.9 million from $26.8 million in the third quarter of 2001.

For the third quarter of 2002, WRIT’s office buildings had decreases of 8.4% in revenues and 12.0% in operating income compared to the third quarter of 2001. These decreases were primarily due to decreased revenues and operating income as a result of increased vacancy and the September 2001 sale of 10400 Connecticut Avenue. Real estate expenses over the same periods were relatively flat. Occupancy rates for the overall office portfolio declined from 97.1% in the third quarter of 2001 to 87.6% in the third quarter of 2002. Comparing those office buildings owned by WRIT for the entire third quarter of 2001 and 2002, revenue and operating income decreased 8.1% and 10.8%, respectively. These decreases in revenues and operating income were primarily due to increased vacancy. Occupancy rates in the core office portfolio decreased to 88.5% in third quarter 2002 from 97.2% in third quarter

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2001. The changes in these occupancy rates are due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001. As of September 30, 2002 WRIT has released 6,500 square feet leaving the remaining vacancy at 149,500 square feet. Due to the very soft Northern Virginia market, WRIT anticipates that it will take several additional quarters before the vacancy at 7900 Westpark Drive will be absorbed.

For the third quarter of 2002, WRIT’s industrial/flex centers revenues and operating income increased 13.8% and 12.1%, respectively, over the third quarter of 2001. These increases in revenue and operating income, offset by a $0.2 million (20.4%) increase in real estate expenses, were primarily due to the acquisition of Sullyfield Commerce Center in November 2001. Occupancy rates for the overall industrial portfolio decreased from 98.8% in third quarter 2001 to 93.0% in third quarter 2002 due to increased vacancies at five industrial properties. Comparing those industrial/flex centers owned by WRIT for the entire third quarter of 2001 and 2002, revenue and operating income decreased 0.2% and 0.9%, respectively. These decreases in revenue and operating income were primarily due to increased vacancy levels and a 2.5% increase in real estate expenses for the third quarter of 2002. Occupancy rates for the core industrial property decreased to 91.9% in the third quarter of 2002 from 98.7% in the third quarter of 2001 due to increased vacancies at five industrial properties.

For the third quarter of 2002, WRIT’s multi-family revenues increased 2.7% and operating income decreased 0.4% as compared to the third quarter of 2001. Revenue increases were primarily due to increased rental rates offset in part by increased vacancy. Occupancy rates decreased slightly from 96.3% in the third quarter of 2001 to 94.6% in the third quarter of 2002. Operating income decreased due to a $0.2 million (8.4%) increase in real estate expenses during third quarter 2002 due primarily to increased marketing costs as a result of increased vacancy and increased utility costs.

For the third quarter of 2002, WRIT’s retail center revenues and operating income increased 38.7% and 39.3%, respectively, over the third quarter of 2001. These increases were primarily due to the acquisition of the Centre at Hagerstown in June 2002 and increased core portfolio revenues and operating income. Occupancy rates for the overall retail portfolio were relatively unchanged from 95.3% in third quarter 2001 to 95.1% in third quarter 2002. Comparing those shopping centers owned by WRIT for the entire third quarter of 2001 and 2002, revenue and operating income increased by 10.3% and 11.2%, respectively. These increases were primarily due to increased rental rates and tenant pass through recoveries, offset in part by decreased occupancy. Occupancy rates for the core retail center portfolio decreased slightly from 95.3% in the third quarter of 2001 to 94.9% in the third quarter of 2002. Operating income was primarily offset by a $0.1 million (6.5%) increase in real estate expenses during third quarter 2002 due to increases in repairs and maintenance and real estate tax expense at core retail properties.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Total revenues for the first nine months of 2002 increased 4.0% ($4.4 million) to $113.9 million from $109.5 million for the first nine months of 2001. Operating income increased 3.9% ($3.0 million) to $81.1 million for the first nine months of 2002 from $78.1 million for the first nine months of 2001.

For the first nine months of 2002, WRIT’s office buildings had decreases of 2.0% in revenues and 3.2% in operating income, respectively, over the first nine months of 2001. These decreases were primarily due to decreases in core portfolio operating income as a result of increased vacancies and the sale of 10400 Connecticut Avenue in September 2001. Occupancy rates for the overall office portfolio decreased from 97.8% for the nine months ended September 2001 to 89.0% for the nine months ended September 2002. Comparing those office buildings owned by WRIT for the entire first nine months of 2001 and 2002, revenue and operating income decreased 5.9% and 7.8%, respectively. These decreases in revenues and operating income were primarily due to

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

increased vacancy and a slight increase in real estate expenses of $0.1 million (0.5%) from $18.0 million in 2001 to $18.1 million in 2002. Occupancy rates for the core office portfolio declined from 97.8% for the nine months ended September 2001 to 88.6% for the nine months ended September 2002. The changes in these occupancy rates are due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001. As of September 30, 2002 WRIT has released 6,500 square feet leaving the remaining vacancy at 149,500 square feet. Due to the very soft Northern Virginia market, WRIT anticipates that it will take several additional quarters before the vacancy at 7900 Westpark Drive will be absorbed.

For the first nine months of 2002, WRIT’s industrial/flex center revenues and operating income increased 12.1% and 11.7%, respectively, over the first nine months of 2001. These increases were primarily due to the acquisition of Sullyfield Commerce Center in November 2001. Occupancy rates for the industrial portfolio declined from 98.8% for the nine months ended September 2001 to 93.6% for the nine months ended September 2002. Comparing those industrial/flex centers owned by WRIT for the entire first nine months of 2001 and 2002, revenue and operating income decreased by 3.4% and 3.5%, respectively. These decreases in revenues and operating income were primarily due to increased vacancy, decreased tenant pass through expense recoveries and an increase of $0.1 million (2.8%) in real estate expenses in the first nine months of 2002. Occupancy rates for the core industrial portfolio declined from 98.7% for the nine months ended September 2001 to 93.8% for the nine months ended September 2002.

For the first nine months of 2002, WRIT’s multi-family property revenues and operating income increased 4.5% and 4.4%, respectively, over the first nine months of 2001. These increases were primarily due to increases in rental rates across the sector. Operating income was partially offset by an increase of $0.3 million (4.7%) in real estate expense in the first nine months of 2002. Occupancy rates for the multi-family portfolio declined slightly from 95.3% for the nine months ended September 2001 to 94.5% for the nine months ended September 2002.

For the first nine months of 2002, WRIT’s retail center revenues increased 20.8% and operating income increased 22.8%, respectively, over the first nine months of 2001. These increases were primarily due to increased rental rates, other income in the form of lease termination fees, core portfolio revenue and operating income and the acquisition of the Centre at Hagerstown in June 2002. Occupancy rates for the overall retail portfolio were relatively unchanged at 95% for the nine months ended September 2002 compared to the nine months ended September 2001. Comparing those shopping centers owned by WRIT for the entire first nine months for 2001 and 2002, revenue and operating income increased by 10.1% and 12.7%, respectively. These increases were primarily due to increased rental rates and other income in the form of lease termination fees. Operating income was partially offset by an increase of $0.1 million (1.2%) in real estate expenses in the first nine months of 2002. Occupancy rates for the core retail portfolio declined from 95.5% for the nine months ended September 2001 to 94.4% for the nine months ended September 2002.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Real estate expenses increased $0.7 million or 6.7% to $11.4 million for the third quarter of 2002 as compared to $10.7 million for the third quarter of 2001. This increase was primarily due to expenses relating to $67.8 million of properties acquired in 2001 and $58.1 million of properties acquired in 2002, partially offset by the impact of the $8.4 million property sold in 2001 and the $6.2 million property sold in 2002.

Depreciation and amortization expense increased $0.5 million or 7.8% to $7.3 million for the third quarter of 2002 as compared to $6.8 million for the third quarter of 2001. This was primarily due to the impact of $67.8 million of acquisitions throughout 2001, $58.1 million of properties acquired in 2002 and capital and tenant improvement

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

expenditures for 2001 and 2002, which totaled $8.8 million and $19.8 million, respectively. This amount was partially offset by the property dispositions of $8.4 million in 2001 and $6.2 million in 2002.

Total interest expense increased $0.4 million or 5.0% to $7.1 million for the third quarter of 2002 as compared to $6.7 million for the third quarter of 2001. This increase was primarily attributable to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center and increased line of credit borrowings due to the June 2002 and July 2002 acquisitions of the Centre at Hagerstown and the Atrium Building, respectively. For the third quarter of 2002, notes payable interest expense was $5.1 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.3 million. For the third quarter of 2001, notes payable interest expense was $5.0 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.1 million.

General and administrative expenses decreased $0.3 million or 20.6% to $1.0 million for the third quarter of 2002 as compared to $1.3 million for the third quarter of 2001. The change was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust, offset by increased corporate legal expenses and corporate salaries due to increased staffing levels. For the third quarter of 2002, general and administrative expenses as a percentage of revenue were 2.7% as compared to 3.5% for the third quarter of 2001.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Real estate expenses increased $1.3 million or 4.1% to $32.8 million for the first nine months of 2002 as compared to $31.5 million for the first nine months of 2001. This increase was primarily due to expenses relating to properties acquired in 2001 and 2002 as well as increased core portfolio real estate taxes, insurance and repairs and maintenance expenses in 2002 as compared to 2001.

Depreciation and amortization expense increased $1.7 million or 8.6% to $21.3 million for the first nine months of 2002 as compared to $19.6 million for the first nine months of 2001. This was primarily due to 2001 and year to date 2002 acquisitions of $67.8 million and $58.1 million, respectively, and 2001 and year to date 2002 capital and tenant improvement expenditures which totaled $14.0 million and $19.8 million, respectively.

Total interest expense was $20.8 million for the first nine months of 2002 as compared to $20.2 million for the first nine months of 2001. This increase was primarily attributable to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center and increased line of credit borrowings due to the June 2002 and July 2002 acquisitions of the Centre at Hagerstown and the Atrium Building, respectively. For the first nine months of 2002, notes payable interest expense was $15.1 million, mortgage interest expense was $5.3 million and lines of credit interest expense was $0.4 million. For the first nine months of 2001, notes payable interest expense was $15.1 million, mortgage interest expense was $4.8 million and lines of credit interest expense was $0.3 million.

General and administrative expenses decreased $1.0 million to $3.5 million for the first nine months of 2002 as compared to $4.5 million for the first nine months of 2001. This change was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust. For the first nine months of 2002, general and administrative expenses as a percentage of revenue were 3.1% as compared to 4.1% for the first nine months of 2001.

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Income decreased $0.7 million to $0.6 million for the first nine months of 2002 as compared to $1.3 million for the first nine months quarter of 2001. The decrease was attributable to a utility divestiture sharing distribution received in June 2001.

Gain on sale of property disposed for the nine months ended September 30, 2002 was $3.8 million, resulting from the sale of 1501 South Capitol Street. Gain on sale of real estate for the nine months ended September 30, 2001 was $4.3 million, resulting from the sale of 10400 Connecticut Avenue.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, medium and long-term fixed interest rate debt, bank lines of credit and cash flow from operations for its capital needs. External sources of capital are available to WRIT from its existing unsecured lines of credit and management believes that additional sources of capital are available from the sale of additional shares, the sale of medium or long-term notes, the sale of property and/or through secured financing. The funds raised would be used to pay off any outstanding advances on the Trust’s lines of credit or other Trust debt and/or for new acquisitions, capital improvements and development.

WRIT anticipates that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. WRIT’s long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6).

WRIT has lines of credit in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. As of September 30, 2002, WRIT had $53.8 million outstanding under its lines of credit at an average interest rate of 2.5%.

The senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT met as of September 30, 2002. The covenants under the notes require WRIT to maintain insurance on its properties in such amounts and covering such risks as are (a) customarily carried by companies engaged in similar businesses or (b) consistent with sound business practices. WRIT renewed its property insurance coverage effective September 1, 2002 resulting in premiums increasing approximately 31% over the prior year policy. The notes require WRIT to insure its properties against loss or damage at least equal to their then full insurable value. The policy does not specifically exclude terrorism activities, but the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

WRIT acquired three properties in 2001 and three properties in 2002 (as of September 30) for total acquisition costs of $67.8 million and $58.1 million, respectively. The 2001 acquisitions were financed through income from operations, line of credit advances, proceeds of the public offering in April 2001 and the assumption of an $8.5 million mortgage. The 2002 acquisitions were financed through proceeds from the dispositions of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering in April 2001 and line of credit advances.

Cash flow from operating activities totaled $50.9 million for the first nine months of 2002, as a result of income from continuing operations of $36.0 million, adding back depreciation and amortization of $21.3 million, decreases in other assets of $7.0 million, bad debt expense of $1.0 million and decreases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.5 million. The decline in net cash flow from operating activities was due primarily to increased vacancy offset by a larger property portfolio and increased rental rates.

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cash flow from operating activities totaled $51.5 million for the first nine months of 2001, as a result of income from continuing operations of $35.0 million, adding back depreciation and amortization of $19.7 million, decreases in other assets of $4.0 million, bad debt expense of $0.7 million and increases in liabilities (other than mortgage note, senior notes and lines of credit payable) of $0.7 million.

Net cash used in investing activities for the first nine months of 2002 was $72.2 million, including real estate acquisitions of $58.1 million, capital improvements to real estate of $19.8 million and non-real estate investments of $0.1 million, offset by cash received from sale of real estate property of $5.8 million. Net cash used in investing activities from the first nine months of 2001 was $47.0 million, including real estate acquisitions of $46.1 million and capital improvements to real estate of $8.8 million, offset by cash received from the sale of real estate of $8.1 million.

Net cash provided by financing activities for the first nine months of 2002 was $10.6 million, including line of credit borrowings of $53.8 million, share option exercises of $5.0 million, offset by principal repayments on the mortgage notes payable of $7.5 million and $40.5 million in dividends paid. Net cash provided by financing activities for the first nine months of 2001 was $22.0 million, including $53.1 million from share offering proceeds and share option exercises of $6.3 million, offset by principal repayments on the mortgage notes payable of $0.6 million and $36.8 million in dividends paid. Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Nine months ended September 30,		Year Ended December 31,
	2002	2001	2001	2000	1999
Earnings to fixed charges	2.72x	2.77x	2.78x	2.63x	2.61x
Debt service coverage	3.61x	3.60x	3.60x	3.40x	3.42x

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

ITEM 4: CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Trust’s Chief Executive Officer and the Trust’s Chief Financial Officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based on the foregoing, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Trust completed its evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

(4)

(l) Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent.

(m)    Amended and restated credit agreement dated July 25, 2002, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement).

(10) Management contracts, plans and arrangements

(j) Share Purchase Plan

(k) Supplemental Executive Retirement Plan

(12) Computation of Ratios

(99) Written Statement of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

1.	July 22, 2002 – Report pursuant to Item 5 on the release of the Trust’s June 30, 2002 earnings information.

2.	November 4, 2002 – Report pursuant to Item 5 on the release of the Trust’s September 30, 2002 earnings information.

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

/s/ Laura M. Franklin
Laura M. Franklin Senior Vice President Accounting, Administration and Corporate Secretary

/s/ Sara L. Grootwassink
Sara L. Grootwassink Chief Financial Officer

Date: November 14, 2002

CERTIFICATION

I, Edmund B. Cronin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Washington Real Estate Investment Trust;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ Edmund B. Cronin, Jr.
Edmund B. Cronin,Jr. Chief Executive Officer

CERTIFICATION

I, Laura M. Franklin, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Washington Real Estate Investment Trust;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ Laura M. Franklin
Laura M. Franklin Senior Vice President Accounting, Administration and Corporate Secretary

CERTIFICATION

I, Sara L. Grootwassink, certify that:

a.	I have reviewed this quarterly report on Form 10-Q of Washington Real Estate Investment Trust;

b.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

c.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

d.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

e.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

f.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ Sara L. Grootwassink
Sara L. Grootwassink Chief Financial Officer