Form 10-K
period 2002-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2003-03-11
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED    December 31, 2002         COMMISSION FILE NO.  1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND 20852

                                         (Address of principal executive office)                             (Zip code)

Registrant’s telephone number, including area code    (301) 984-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES     ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒    NO    ☐

As of December 31, 2002, 39,036,593 Shares of Beneficial Interest were outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $995,433,122 (based on the closing price of the stock on December 31, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 – 13 of this Annual Report on Form 10-K as indicated herein.

Part III of the Form 10-K is incorporated by reference from the Trust’s 2003 Notice of Annual Meeting and Proxy Statement.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

The Trust

Washington Real Estate Investment Trust (“WRIT”, the “Trust”, or the “company”) is a self-administered, self-managed, equity real estate investment trust (“REIT”). The Trust’s business consists of the ownership and operation of income-producing real properties. The Trust has a fundamental strategy of regional focus, diversification by property type and conservative capital management.

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002, 2001 and 2000 ordinary taxable income to its shareholders. Gains on sale of properties sold during 2002, 2001 and 2000 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary. Over the last five years, dividends paid per share have been $1.39 for 2002, $1.31 for 2001, $1.23 for 2000, $1.16 for 1999 and $1.11 for 1998.

WRIT generally incurs short-term floating rate debt in connection with the acquisition of real estate. WRIT replaces the floating rate debt with fixed-rate secured or unsecured term loans or repays the debt with the proceeds of sales of equity securities as market conditions permit. WRIT may, in appropriate circumstances, acquire one or more properties in exchange for WRIT’s equity securities or operating partnership units which are convertible into WRIT shares.

WRIT’s geographic focus is based on two principles:

1.	Real estate is a local business and is much more effectively selected and managed by owners located and expert in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and be diversified enough to withstand downturns in its primary industry.

WRIT considers markets to be local if they can be reached from the operations center within two hours by car. WRIT’s Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While WRIT has historically focused most of its investments in the Greater Washington-Baltimore Region, in order to maximize acquisition opportunities WRIT will and has considered investments within the two-hour radius described above. WRIT also will consider opportunities to duplicate its Washington focused approach in other geographic markets which meet the criteria described above.

All of WRIT’s Trustees, officers and employees live and work in the Greater Washington-Baltimore region and WRIT’s officers average over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 24.

The Greater Washington, D.C. Economy

Continuing its reputation as relatively recession-resistant, the Washington region led by the continued growth of the Federal government and its outsourcing has enabled the region to have one of the lowest unemployment rates in the U.S. During the last 18 months there has been substantial speculation about the Federal Government’s focus on the development and consolidation of security and intelligence agencies, leading the real estate community to anticipate major leasing activity. To date, this activity largely has not occurred and the only major security related government lease of private sector property was to the Transportation Safety Administration in the Pentagon City area of Arlington, Virginia. WRIT expects that in time there will be more pro-active leasing by the Government for those needs, however, at a rate somewhat slower than expected. In the meantime there have been several large space leases to the Government, not related to security and intelligence agency needs, announced by the private sector. This demonstrates that government is expanding, and along with this expansion will come growth in the private job sector.

Increased spending by the Federal government is likely to continue driving regional economic growth in 2003. According to Delta Associates / Transwestern Commercial Services (Delta):

•	12-month job growth through October 2002 was negative 0.1% for the region compared to negative 0.2% nationwide.

•	The Washington area unemployment rate was 3.3% in October 2002, down from 3.8% one year ago, but well below the national rate of 6.0%

•	Approximately 40,000 new jobs are projected for the region in 2003.

While growth is very important, from an investment perspective, economic stability is equally important. The Federal government, technology industries and the service sectors are the core industries in the Washington area economy.

Increased spending by the Federal government is expected to drive regional economic growth in 2003.

•	Federal government spending accounts for one-third of the Gross Regional Product.

•	Technology outlays account for about 50% of all Federal procurement spending in the Washington area.

•	More than one-third of the region’s technology sector sales are to the Federal government.

Greater Washington Real Estate Markets

The economic stability in the Greater Washington region has translated into stronger relative real estate market performance in each of WRIT’s four sectors, compared to other national metropolitan regions analyzed by Delta:

Office Sector

•	Rents declined approximately 5% in 2002 in the region as a whole. The District of Columbia experienced flat rental rate growth, while Northern Virginia and Suburban Maryland experienced declining rents.

•	Rents are expected to stabilize in the District of Columbia and Suburban Maryland submarkets. Rents in close-in Virginia will begin to stabilize inside the Beltway and more than likely continue to decline in outer regions such as the Dulles Corridor.

•	Direct vacancy was 8.4% (11.6% with sublet space included) at year-end 2002, up from 6.2% direct (9.6% with sublet space) at year-end 2001.

•	Vacancy rates remain among the lowest of any major metro area.

•	The overall vacancy rate is projected to remain in the 11% range over the next two years.

•	Net absorption totaled 2.4 million square feet, down from 5.8 million square feet in 2001.

•	Of the 11.9 million square feet of space under construction at year-end 2002, nearly a quarter of which is a pre-lease with the Patent & Trademark Office, 63% was pre-leased.

Multifamily Sector

•	Overall, Class B apartment (WRIT’s market segment) rents were flat in the Washington region in 2002. Suburban Maryland rents declined 2.0%, the District submarkets increased 0.2% and Northern Virginia increased 1.0%.

•	Rental rates are expected to stabilize over the next 12 months with continued concessions.

Grocery-Anchored Retail Centers Sector – The Washington Metro area market continues to be a strong retail market due to:

•	The highest per capita income of any major metro area in the U.S.

•	The healthiest regional economy in the U.S., generating 25,000 – 35,000 households per year since 1993.

•	Demand for retail space exceeding new development for eight of the past ten years.

•	Overall market vacancy in grocery-anchored retail centers still remains low at 4.8% at year-end 2002, compared to 3.3% at year-end 2001.

•	Rents for in-line tenants declined 2.1% in 2002.

Industrial/Flex Sector

•	Average industrial rents remained flat in both Suburban Maryland and Northern Virginia in 2002.

•	Rents are projected to remain flat in 2003, as vacancy rates hold steady.

•	Direct vacancy was 10.8% at year-end 2002 (12.3% with sublet space), up from 9.7% at year-end 2001 (11.0% with sublet space).

•	The regional industrial vacancy rate is projected to remain stable through year-end 2003.

•	Of the 3.6 million square feet of industrial space under construction at year-end 2002, 29% was pre-leased, as compared to 3.9 million and 18%, respectively, at year-end 2001.

WRIT PORTFOLIO

As of December 31, 2002, WRIT owned a diversified portfolio consisting of 11 retail centers, 24 office buildings, 9 multifamily buildings and 15 industrial/flex properties. WRIT’s principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2002, 2001 and 2000 and the percent leased as of December 31, 2002 were as follows:

Percent Leased December 31, 2002		Real Estate Rental Revenue
		2002	2001	2000
88%	Office buildings	52%	55%	53%
97%	Retail centers	15	13	14
93%	Multifamily	19	19	20
91%	Industrial	14	13	13

		100%	100%	100%

On a combined basis, WRIT’s portfolio was 92% occupied in 2002, 97% occupied in 2001 and 97% occupied in 2000.

Total rental revenue was $152.9 million for 2002, $147.3 million for 2001 and $133.4 million for 2000. During 2002, 2001 and 2000, WRIT acquired four office buildings, three retail centers, one multifamily property and one industrial property. During 2002, 2001 and 2000, WRIT sold one office property, one industrial property and three retail centers. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 2.7% of revenue in 2002, 3.3% of revenue in 2001 and 3.7% of revenue in 2000. All Federal government tenants in the aggregate accounted for approximately 2% of WRIT’s 2002 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark, Social Security Administration, Federal Bureau of Investigation, U.S. Department of Consumer Affairs and the National Institutes of Health. WRIT’s larger non-Federal government tenants include Lockheed Corporation, SunTrust Bank, Xerox, Sun Microsystems, INOVA Health Systems, United Communications Group, Northrop-Grumman, Sunrise Assisted Living, Inc., and IQ Solutions.

The Trust expects to continue investing in additional income producing properties. WRIT only invests in properties which management believes will increase in income and value. WRIT’s properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

WRIT makes capital improvements on an ongoing basis to its properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2002, 2001 and 2000 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Trust was 286 as of February 28, 2003 including 223 persons engaged in property management functions and 63 persons engaged in corporate, financial, leasing and asset management functions.

AVAILABILITY OF REPORTS

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet on our website www.writ.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 24.

WRIT’s performance and value are subject to risks associated with its real estate assets and with the real estate industry.

WRIT’s economic performance and the value of its real estate assets, and consequently the value of its shares, are subject to the risk that if its office, industrial, multifamily and retail properties do not generate revenues sufficient to meet its operating expenses, including debt service and capital expenditures, its cash flow and ability to pay distributions to its shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by WRIT’s office, industrial, multifamily and retail properties:

•	downturns in the national, regional and local economic climate;
•	competition from other office, industrial, multifamily and retail properties;
•	local real estate market conditions, such as oversupply or reduction in demand for office, industrial, multifamily or retail properties;
•	changes in interest rates and availability of financing;
•	vacancies, changes in market rental rates and the need to periodically repair, renovate and relet space;
•	increased operating costs, including insurance premiums, utilities and real estate taxes;
•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses;
•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property; and
•	ability to collect rents from tenants.

WRIT is dependent upon the economic climate of the Greater Washington, D.C. region.

All of WRIT’s properties are located in the Greater Washington-Baltimore region as compared to a geographically diverse portfolio. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect on the Trust.

WRIT faces risks associated with property acquisitions.

WRIT intends to continue to acquire properties that could continue to increase its size and alter the capital structure. WRIT’s acquisition activities and its success may be exposed to the following risks:

•	WRIT may be unable to acquire a desired property because of competition from other real estate investors, including publicly traded real estate investment trusts, institutional investment funds and private investors;
•	even if WRIT enters into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable;
•	even if WRIT is able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;
•	WRIT may be unable to finance acquisitions on favorable terms;
•	acquired properties may fail to perform as WRIT expected in analyzing its investments; and
•	WRIT’s estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate.

WRIT may acquire properties subject to liabilities and without recourse, or with limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against WRIT based upon those properties, WRIT may have to pay substantial sums to settle it, which could adversely affect its cash flow. Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;
•	claims by tenants, vendors or other persons dealing with the former owners of the properties;
•	liabilities incurred in the ordinary course of business; and
•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

WRIT will face new and different risks associated with property development.

The ground-up development of WRIT Rosslyn Center, as opposed to renovation and redevelopment of an existing property, is a new activity for WRIT. Developing a property, in addition to the risks historically associated with WRIT’s business, presents a number of new and additional risks for WRIT, including risks that:

•	the development opportunity may be abandoned after expending significant resources, if WRIT is unable to obtain all necessary zoning and other required governmental permits and authorizations;
•	the development and construction costs of the project may exceed original estimates;
•	construction and/or permanent financing may not be available on favorable terms or may not be available at all;
•	the project may not be completed on schedule as a result of a variety of factors, many of which are beyond WRIT’s control, such as weather, labor conditions and material shortages, which would result in increases in construction costs and debt service expenses; and
•	occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.

Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management’s time and attention.

WRIT faces potential difficulties or delays renewing leases or re-leasing space.

WRIT derives most of its income from rent received from tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when WRIT’s tenants decide not to renew their lease WRIT may not be able to relet the space. If tenants decide to renew its lease, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, WRIT’s cash flow could decrease and its ability to make distributions to its shareholders could be adversely affected.

WRIT faces potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. Although WRIT has not experienced material losses from tenant bankruptcies or insolvencies in the past, a major tenant could file for bankruptcy protection or become insolvent in the future. WRIT cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease with WRIT. In such case, WRIT’s claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, WRIT’s claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect WRIT’s cash flow and results from operations.

WRIT’s properties face significant competition.

WRIT faces significant competition from developers, owners and operators of office, industrial, multi-family, retail and other commercial real estate. Substantially all of its properties face competition from similar properties in the same market. Such competition may affect WRIT’s ability to attract and retain tenants and may reduce the rents WRIT is able to charge. These competing properties may have vacancy rates higher than WRIT’s properties, which may result in their owners being willing to make space available at lower prices than the space in WRIT’s properties.

Compliance or failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including office, industrial, retail and multi-family properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, WRIT is required to make substantial alterations and capital expenditures in one or more of its properties, including the removal of access barriers, it could adversely affect WRIT’s financial condition and results of operations, as well as the amount of cash available for distribution to its shareholders. WRIT may also incur significant costs complying with other regulations. WRIT properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If WRIT fails to comply with these requirements, it may incur fines or private damage awards. WRIT believes that its properties are currently in material compliance with all of these regulatory requirements. However, WRIT does not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect WRIT’s cash flow and results from operations.

Some potential losses are not covered by insurance.

WRIT carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. WRIT believes all of its properties are adequately insured. The property insurance that WRIT maintains for its properties has historically been on an “all risk” basis, including losses caused by acts of terrorism. WRIT’s “all risk” insurance coverage, which is in full force and effect until renewal in September 2003, has not been modified and includes coverage for losses attributable to acts of terrorism. There are other types of losses, such as from wars or catastrophic acts of nature, for which WRIT cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of its insurance limits, WRIT could lose both the revenues generated from the affected property and the capital WRIT has invested in the affected property. Depending on the specific circumstances of the affected property it is possible that WRIT could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect WRIT’s business and financial condition and results of operations.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, WRIT may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at its properties, regardless of WRIT’s knowledge or responsibility, simply because of WRIT’s current or past ownership or operation of the real estate. If unidentified environmental problems arise, WRIT may have to make substantial payments which could adversely affect its cash flow and its ability to make distributions to its shareholders because:

•	as owner or operator WRIT may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

WRIT has a storage tank third party liability policy in place to cover potential hazardous releases from underground storage tanks on its properties. This insurance is in place to mitigate any potential remediation costs from the effect of releases of hazardous or toxic substances from these storage tanks.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances, petroleum products, or the failure to properly remediate contamination may adversely affect WRIT’s ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

•	properly manage and maintain the asbestos;
•	notify and train those who may come into contact with asbestos; and
•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is WRIT’s policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to its acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, WRIT’s practice is to have these consultants conduct additional testing, including sampling for asbestos, for mold, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•	the environmental assessments and updates did not identify all potential environmental liabilities;
•	a prior owner created a material environmental condition that is not known to WRIT or the independent consultants preparing the assessments;
•	new environmental liabilities have developed since the environmental assessments were conducted; and
•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability to WRIT.

WRIT faces risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

WRIT is subject to the risks normally associated with debt financing, including the risk that its cash flow may be insufficient to meet required payments of principal and interest. WRIT anticipates that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, WRIT is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that WRIT may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, WRIT’s cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Rising interest rates would increase WRIT’s interest costs.

WRIT may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will WRIT’s interest costs, which could adversely affect WRIT’s cash flow, its ability to service debt and its ability to make distributions to shareholders. As a protection against rising interest rates, WRIT may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase WRIT’s risks including other parties to the agreements not performing or that the agreements may be unenforceable.

Covenants in WRIT’s debt agreements could adversely affect its financial condition.

WRIT relies on borrowings under its credit facilities to finance acquisitions and development activities and for working capital. If WRIT were unable to borrow under its credit facilities, or to refinance existing indebtedness, WRIT’s financial condition and results of operations would likely be adversely affected.

WRIT’s credit facilities contain customary restrictions, requirements and other limitations on its ability to incur indebtedness. WRIT must maintain certain ratios, including total debt to assets, secured debt to total asset, debt service coverage and minimum ratios of unencumbered assets to unsecured debt. WRIT’s ability to borrow under its credit facilities is subject to compliance with its financial and other covenants.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of WRIT’s existing shareholders could be diluted if additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt. WRIT’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.

Failure to qualify as a REIT would cause WRIT to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

If WRIT fails to qualify as a REIT for federal income tax purposes, it would be taxed as a corporation. WRIT believes that the Trust is organized and qualified as a REIT, and intends to operate in a manner that will allow it to continue to qualify as a REIT.

If WRIT fails to qualify as a REIT it could face serious tax consequences that could substantially reduce the funds available for payment of dividends for each of the years involved because:

•	WRIT would not be allowed a deduction for dividends paid to shareholders in computing its taxable income and could be subject to federal income tax at regular corporate rates;
•	WRIT also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
•	unless WRIT is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which it is disqualified; and

•	all dividends will be subject to tax as ordinary income to the extent of its current and accumulated earnings and profits.

In addition, if WRIT fails to qualify as a REIT, it would no longer be required to pay dividends. As a result of these factors, WRIT’s failure to qualify as a real estate investment trust could impair its ability to expand its business and raise capital, and could adversely affect the value of its shares.

Changes in market conditions could adversely affect the market price of its shares.

As with other publicly traded equity securities, the value of WRIT’s shares depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of WRIT’s shares are the following:

•	the extent of investor interest in WRIT;
•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	WRIT’s financial performance; and
•	general stock and bond market conditions.

ITEM 2. PROPERTIES

The schedule on the following page lists the Trust’s real estate investment portfolio as of December 31, 2002, which consisted of 59 properties.

As of December 31, 2002, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to WRIT’s financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/02
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	94%
51 Monroe Street	Rockville, MD	1979	1975	210,000	84%
7700 Leesburg Pike	Falls Church, VA	1990	1976	147,000	91%
515 King Street	Alexandria, VA	1992	1966	78,000	92%
The Lexington Building	Rockville, MD	1993	1970	46,000	100%
The Saratoga Building	Rockville, MD	1993	1977	59,000	87%
Brandywine Center	Rockville, MD	1993	1969	35,000	100%
Tycon Plaza II	Vienna, VA	1994	1981	127,000	90%
Tycon Plaza III	Vienna, VA	1994	1978	151,000	84%
6110 Executive Boulevard	Rockville, MD	1995	1971	199,000	96%
1220 19th Street	Washington, D.C.	1995	1976	102,000	84%
Maryland Trade Center I	Greenbelt, MD	1996	1981	190,000	94%
Maryland Trade Center II	Greenbelt, MD	1996	1984	158,000	82%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	85%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999[1]	526,000	70%
8230 Boone Boulevard	Vienna, VA	1998	1981	58,000	61%
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	100%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	97%
600 Jefferson Plaza	Rockville, MD	1999	1985	115,000	95%
1700 Research Boulevard	Rockville, MD	1999	1982	103,000	100%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	96%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	95%
Courthouse Square	Alexandria, VA	2000	1979	113,000	96%
One Central Plaza	Rockville, MD	2001	1974	267,000	95%
The Atrium Building	Rockville, MD	2002	1980	81,000	100%

Subtotal				3,326,000	89%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	146,000	79%
Concord Centre	Springfield, VA	1973	1960	76,000	100%
Wheaton Park	Wheaton, MD	1977	1967	72,000	100%
Bradlee	Alexandria, VA	1984	1955	168,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	50,000	87%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	100%
Shoppes of Foxchase	Alexandria, VA	1994	1960	128,000	100%
Frederick County Square	Frederick, MD	1995	1973	235,000	100%
800 S. Washington Street	Alexandria, VA	1998	1955/1959	51,000	100%
1620 Wilson Boulevard	Arlington, VA	2000	1959	5,400	100%
Centre at Hagerstown	Hagerstown, MD	2002	2000	334,000	96%

Subtotal				1,514,400	97%

1A 49,000 square foot addition to 7900 Westpark Drive was completed in September 1999.

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable* Square Feet	Percent Leased 12/31/02
Multifamily Buildings / # units
3801 Connecticut Avenue / 307	Washington, D.C.	1963	1951	177,000	94%
Roosevelt Towers / 190	Falls Church, VA	1965	1964	168,000	97%
Country Club Towers / 227	Arlington, VA	1969	1965	159,000	89%
Park Adams / 200	Arlington, VA	1969	1959	172,000	93%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	91%
The Ashby at McLean / 250	McLean, VA	1996	1982	244,000	92%
Walker House Apartments / 196	Gaithersburg, MD	1996	1971	145,000	95%
Bethesda Hill Apartments / 194	Bethesda, MD	1997	1986	226,000	94%
Avondale / 236	Laurel, MD	1999	1987	170,000	93%

Subtotal (2,079 units)				1,720,000	93%

Industrial Distribution/Flex Properties[2]
Fullerton Business Center	Springfield, VA	1985	1980	104,000	86%
Pepsi-Cola Distribution Center	Forestville, MD	1987	1971	69,000	100%
Charleston Business Center	Rockville, MD	1993	1973	85,000	100%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	167,000	81%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	92%
The Earhart Building	Chantilly, VA	1996	1987	90,000	67%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	82%
Ammendale Technology Park II	Beltsville, MD	1997	1986	108,000	54%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	100%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	788,000	94%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	100%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	100%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	245,000	100%

Subtotal				2,482,000	91%

TOTAL				9,042,400

*Multifamily buildings are presented in gross square feet.

2 WRIT acquired Fullerton Industrial Center on January 24, 2003. This three building industrial property in Springfield, VA contains 137,400 rentable square feet and was constructed in 1980.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 4, 1999, the Trust’s shares began trading on the New York Stock Exchange. There are approximately 37,000 shareholders.

From 1971 through December 31, 1998, the Trust’s shares were traded on the American Stock Exchange. The Trust’s shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for the Trust’s shares for 2002 and 2001, by quarter, and the amount of dividends paid by the Trust are as follows:

	Dividends Per Share	Quarterly Share Price Range
Quarter		High	Low
2002
4	$.3525	$26.14	$22.30
3.3525		26.95	24.65
2.3525		30.15	26.79
1.3325		28.79	24.34

2001
4	$.3325	$25.52	$22.60
3.3325		25.28	20.80
2.3325		24.72	21.60
1.3125		24.00	21.17

The Trust has historically paid dividends on a quarterly basis. Dividends are normally paid based on the Trust’s cash flow from operating activities.

ITEM 6. SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Real estate rental revenue	$152,929	$147,283	$133,431	$117,961	$102,544
Income from continuing operations	$48,080	$47,425	$40,687	$35,782	$33,614
Discontinued Operations:
Income (loss) from operations of property disposed	$(82)	$632	$885	$610	$686
Gain on property disposed	$3,838	$—	$—	$—	$—
Income before gain on sale of real estate	$51,836	$48,057	$41,572	$36,392	$34,300
Gain on sale of real estate	$—	$4,296	$3,567	$7,909	$6,764
Net income	$51,836	$52,353	$45,139	$44,301	$41,064
Income per share from continuing operations – diluted	$1.22	$1.25	$1.13	$1.00	$0.94
Income per share from operations of property disposed – diluted	$0.00	$0.02	$0.02	$0.02	$0.02
Gain on property disposed per share – diluted	$0.10	$—	$—	$—	$—
Gain on sale of real estate per share – diluted	$—	$0.11	$0.10	$0.22	$0.19
Earnings per share – diluted	$1.32	$1.38	$1.26	$1.24	$1.15
Total assets	$755,997	$707,935	$633,415	$608,480	$558,707
Lines of credit payable	$50,750	$—	$—	$33,000	$44,000
Mortgage notes payable	$86,951	$94,726	$86,260	$87,038	$28,912
Notes payable	$265,000	$265,000	$265,000	$210,000	$210,000
Shareholders’ equity	$326,177	$323,607	$258,656	$257,189	$253,733
Cash dividends paid	$54,352	$49,686	$43,955	$41,341	$39,614
Cash dividends paid per share	$1.39	$1.31	$1.23	$1.16	$1.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WRIT’s discussion and analysis of its financial condition and results of operations are based upon WRIT’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WRIT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, WRIT evaluates these estimates, including those related to estimated useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. WRIT bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

CRITICAL ACCOUNTING POLICIES

WRIT believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. WRIT’s significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Capital Expenditures

WRIT capitalizes those expenditures related to acquiring new assets, significantly increasing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

Estimated Useful Lives of Real Estate Assets

Real estate assets are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life or the term of the lease.

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ending December 31, 2002.

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002, 2001, and 2000 ordinary taxable income to its shareholders. Gain on sale of properties disposed during 2002, 2001 and 2000 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE: 2002 VERSUS 2001

Total rental revenues for 2002 increased $5.6 million, or 4%, to $152.9 million from $147.3 million in 2001. The percentage (decrease) increase in real estate rental revenue from 2001 to 2002 by property type was as follows:

Office Buildings	(2%)
Retail Centers	24%
Multifamily	4%
Industrial/Flex Properties	9%

During 2002, WRIT’s office building revenues and operating income decreased by 2% and 3%, respectively, from 2001. These decreases were primarily due to lower occupancy levels and the September 2001 sale of 10400 Connecticut Avenue, offset in part by the April 2001 acquisition of One Central Plaza and the July 2002 acquisition of the Atrium Building. Occupancy levels decreased significantly from 97% in 2001 to 89% in 2002 due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001. As of December 31, 2002, WRIT has re-leased 6,500 square feet leaving the remaining vacancy at 149,500 square feet. 3.4% of the real estate portfolio revenues are attributable to WRIT’s medical office buildings, which WRIT considers to have less exposure to economic trends than typical office buildings.

Revenues and operating income in WRIT’s core group of office buildings (excluding 2002 and 2001 acquisitions and dispositions) decreased 6% from 2001 to 2002. Rental rate increases of 5% for the core group of office properties were a result of increases at nearly all of the properties. These increases were offset by decreases in revenue and operating income which were the result of lower occupancy levels at the core portfolio properties due primarily to the large vacancy at 7900 Westpark Drive discussed above, decreased operating expense reimbursement income due to lower occupancy, decreased antenna rent as a result of the bankruptcy of several providers and increased repairs, maintenance and insurance costs. Economic occupancy rates for the core group of office buildings averaged 88% for 2002 and 97% for 2001. Economic occupancy represents the percentage of rental revenues generated from leased space as compared to gross potential rental revenues.

During 2002, WRIT executed new leases for 569,000 square feet of office space at an average face rent increase of 4% on a non-straight line basis.

During 2002, WRIT’s retail center revenues and operating income increased 24% over 2001. The change was primarily attributable to the June 2002 acquisition of the Centre at Hagerstown and increased rental rates across the retail center portfolio. Occupancy levels decreased slightly from 96% in 2001 to 95% in 2002.

Retail center revenues and operating income in WRIT’s core retail centers (excluding 2002 and 2001 acquisitions and dispositions) increased 9% and 11%, respectively, from 2001 to 2002, due primarily to the 6% growth in retail center rental rates, other income in the form of lease termination fees, a decrease in the provision for losses on accounts receivable and increased contingent rent, offset slightly by increased operating expenses. Economic occupancy rates for the core group of retail properties averaged 95% in 2002 and 96% in 2001.

During 2002, WRIT executed new leases for 203,000 square feet of retail space at an average face rent increase of 15% on a non-straight line basis.

WRIT’s multifamily revenues and operating income increased by 4% in 2002 over 2001. These increases were primarily the result of the 6% rental rate increase throughout multifamily properties, offset by declining occupancy levels. Economic occupancy rates for multifamily properties averaged 94% in 2002 and 95% in 2001.

WRIT’s industrial/flex revenues and operating income increased by 9% and 7%, respectively, in 2002 over 2001. These increases were primarily due to the 2001 acquisition of Sullyfield Commerce Center and increased rental rates across the sector, offset in part by the 2002 sale of 1501 South Capitol Street and decreased occupancy levels. Occupancy levels decreased from 98% in 2001 to 93% in 2002 as a result of declines throughout the portfolio due primarily to more unfavorable economic conditions in 2002.

Revenues and operating income in WRIT’s core group of industrial/flex properties (excluding 2002 and 2001 acquisitions and dispositions) decreased 5% and 6%, respectively, from 2001 to 2002 primarily as a result of decreased occupancy levels, offset by 4% increased rental rate as a result of increases at a majority of core properties. Economic occupancy rates for the core group of industrial/flex properties averaged 93% in 2002 compared to 99% in 2001.

During 2002, WRIT executed new leases for 544,000 square feet of industrial space leases at an average face rent increase of 15% on a non-straight line basis.

REAL ESTATE RENTAL REVENUE: 2001 VERSUS 2000

Total rental revenues for 2001 increased $13.9 million, or 10%, to $147.3 million from $133.4 million in 2000. The percentage increase in real estate rental revenue from 2000 to 2001 by property type was as follows:

Office Buildings	14%
Retail Centers	5%
Multifamily	5%
Industrial/Flex Properties	9%

During 2001, WRIT’s office building revenues and operating income increased by 14% and 15%, respectively, over 2000. These increases were primarily due to the 2001 acquisition of One Central Plaza and 2000 acquisitions of Wayne Plaza and Courthouse Square combined with increased rental rates for the sector, offset in part by the 2001 sale of 10400 Connecticut Avenue. Occupancy levels remained relatively unchanged, averaging 97% for 2001 and 2000. 3.5% of the real estate portfolio revenues were attributable to WRIT’s medical office buildings.

Revenues and operating income in WRIT’s core group of office buildings (excluding 2001 and 2000 acquisitions and dispositions) increased 4% and 5%, respectively, from 2000 to 2001. The increases in revenue and operating income were the result of 4% rental rate growth throughout the sector, as a result of increases at nearly all of the properties. Economic occupancy rates for the core group of office buildings averaged 98% for 2001 and 97% for 2000.

During 2001, WRIT executed new leases for 515,000 square feet of office space at an average face rent increase of 18% on a non-straight line basis.

During 2001, WRIT’s retail center revenues and operating income increased by 5% and 6%, respectively, over 2000. The change was primarily attributable to increased rental rates across the sector offset in part by the 2000 sales of Prince William Plaza and Clairmont retail centers. Occupancy levels remained relatively unchanged, averaging 96% for 2001 and 95% for 2000.

Retail center revenues and operating income in WRIT’s core retail centers (excluding 2001 and 2000 acquisitions and dispositions) increased 7% and 8%, respectively, from 2000 to 2001, due primarily to the 8% growth in retail center rental rates for this same group. Economic occupancy rates for the core group of retail centers remained relatively unchanged.

During 2001, WRIT executed new leases for 188,000 square feet of retail space at an average face rent increase of 64% on a non-straight line basis. This significant increase was primarily due to 82,000 square feet or 44% of executed leases for two anchor grocery stores renewing their leases at market rates substantially higher than the expiring rates.

WRIT’s multifamily revenues and operating income increased by 5% and 4%, respectively, in 2001 over 2000. These increases were primarily due to the 8% increase in rental rates, offset by declining occupancy levels from 97% in 2000 to 95% in 2001.

WRIT’s multifamily sector core group revenues and operating income increased 5% and 6%, respectively. These increases were the result of the 7% rental rate increase throughout the group. Economic occupancy rates for the overall and core group of multifamily properties averaged 95% in 2001 and 97% in 2000.

WRIT’s industrial/flex revenues and operating income increased by 9% and 8%, respectively, in 2001 over 2000. These increases were primarily due to the 2001 acquisition of Sullyfield Commerce Center as well as increased rental rates and occupancy levels across the sector. Economic occupancy rates averaged 98% in 2001 compared to 97% in 2000.

Revenues and operating income in WRIT’s core group of industrial/flex properties (excluding 2001 and 2000 acquisitions and dispositions) increased 6% and 5%, respectively, from 2000 to 2001 as a result of rental rate growth and higher occupancy levels in 2001 compared to 2000. Rental rate increases of 6% for the core group of industrial/flex properties were the result of increases at the majority of the properties. Economic occupancy rates for the core group of industrial/flex properties averaged 98% in 2001 compared to 97% in 2000.

During 2001, WRIT executed new leases for 451,000 square feet of industrial space leases at an average face rent increase of 9.3% on a non-straight line basis.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS

Real estate operating expenses as a percentage of revenue were 29% for 2002 and 28% for both 2001 and 2000. Real estate operating expenses increased to $43.9 million in 2002 from $41.7 million in 2001 and $38.0 million in 2000 in general due to the acquisition of three real estate properties in 2002, three real estate properties in 2001 and three real estate properties in 2000 as well as higher real estate taxes due to increases in assessed value throughout much of the portfolio and higher property insurance costs as a result of a 31% and a 40% increase in premiums in 2002 and 2001, respectively. Core portfolio operating expenses decreased $0.1 million in 2002 from 2001 as a result of increased vacancy throughout the portfolio, offset by higher real estate taxes and insurance costs. Core portfolio operating expenses increased 3%, or $1.0 million, from 2001 to 2000 due primarily to higher real estate taxes and increased insurance premiums.

Depreciation and amortization expense increased $2.6 million to $29.2 million in 2002 from $26.6 million in 2001 due to total acquisitions of $58.1 million in 2002, $67.8 million of acquisitions throughout 2001 and capital and tenant improvement expenditures of $25.1 million and $14.0 million for 2002 and 2001, respectively. Depreciation and amortization expense increased $4.0 million in 2001 from $22.6 million in 2000 due to $67.8 million of acquisitions in 2001, $26.6 million of acquisitions in 2000 and $14.0 million and $16.3 million of capital and tenant improvement expenditures, respectively, in 2001 and 2000.

Interest expense increased $0.7 million to $27.8 million in 2002 from $27.1 million in 2001. The increase is primarily due to the assumption of an $8.5 million mortgage in November 2001 with the acquisition of Sullyfield Commerce Center and a higher average unsecured line of credit balance outstanding in 2002 from funding acquisitions. Interest expense in 2002 included $20.0 million for notes payable, $7.0 million for mortgage interest and $0.8 million for lines of credit interest. Interest expense increased $1.6 million in 2001 from $25.5 million 2000. The increase is primarily attributable to the issuance of $55.0 million in medium-term notes in November 2000 used to pay off WRIT’s unsecured lines of credit and the assumption of an $8.5 million mortgage in November 2001 on the acquisition of Sullyfield Commerce Center. 2001 interest expense included $20.2 million for notes payable, $6.6 million of mortgage interest and $0.3 million for lines of credit interest expense. Interest expense in 2000 included notes payable interest of $16.4 million, mortgage interest of $6.6 million and $2.5 million for lines of credit interest expense. Overall borrowing costs were lower in 2002 as a result of the decline in variable interest rates on the lines of credit even though a higher average balance was outstanding on the lines in 2002. WRIT anticipates paying all or a portion of the lines of credit balance outstanding in 2003 with longer term debt bearing higher interest rates.

General and administrative expenses were $4.6 million for 2002 as compared to $6.1 million for 2001 and $7.5 million for 2000. The decrease in general and administrative expenses in 2002 from 2001 was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust. The decrease in general and administrative expenses in 2001 from 2000 was primarily attributable to increased property management expenses passed through to tenants in 2001 that in turn reduced the administrative expenses of the Trust. General and administrative expenses also declined in 2001 due to lower incentive compensation as a result of a reduced rate of growth of the Trust.

Gain on disposal of real estate from discontinued operations was $3.8 million for the year ended December 31, 2002 as a result of the sale of 1501 South Capitol Street. Gain on sale of real estate was $4.3 million for the year ended December 31, 2001, resulting from the sale of 10400 Connecticut Avenue. Gain on sale of real estate in 2000 was $3.6 million resulting from the sales of Prince William Plaza and Clairmont Center.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, unsecured and secured debt issuance (medium and long-term fixed interest rate debt), bank lines of credit and cash flow from operations to fund its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured bank line of credit commitments and from selling additional shares and/or the sale of medium or long-term secured or unsecured notes. The funds raised would be used for new acquisitions and capital improvements.

Management believes that WRIT has the liquidity and the capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

WRIT has two line of credit commitments in place from commercial banks: a $25.0 million line of credit and a $50.0 million line of credit. Both bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. As of December 31, 2002, WRIT had $50.8 million outstanding under its lines of credit. All outstanding advances are due and payable upon maturity of the lines of credit in July 2004 and July 2005. Interest only payments are due and payable generally on a monthly basis.

The lines of credit and senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2002.

WRIT acquired three properties in 2002 for total acquisition costs of $58.1 million. WRIT acquired three properties in 2001 for total acquisition costs of $67.8 million. Acquisitions in 2000 included three improved properties and the land under Munson Hill Towers at a cost of $26.6 million.

2002 acquisitions were funded through proceeds from the dispositions of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering of April 2001 and line of credit advances. WRIT disposed of one property in 2002 resulting in net proceeds of $5.8 million.

2001 acquisitions were funded through income from operations, line of credit advances, proceeds from the public offering in April 2001 and the disposal of 10400 Connecticut Avenue in September 2001. On April 24, 2001 WRIT completed a public offering of 2.5 million shares. The $53.1 million net proceeds were used to repay $43.0 million in borrowings under the Trust’s line of credit. WRIT disposed of one property in 2001 resulting in net proceeds of $8.1 million.

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

Cash flows from operating activities totaled $70.3 million, $74.7 million and $62.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, including net income of $51.8 million (net of $3.8 million gain on disposal), $52.4 million (net of $4.3 million gain on property sales) and $45.1 million (net of $3.6 million gain on property sales), respectively, and depreciation and amortization of $29.2 million, $26.7 million and $22.7 million, respectively. The decrease in cash flows from operating activities in 2002 from 2001 was primarily a result of decreased occupancies throughout the portfolio and decreased operating income as a result of properties sold.

Cash flows used in investing activities totaled $77.5 million, $65.7 million and $37.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash flows used in investing activities in 2002 from 2001 is attributable to an increase in capital improvements, offset by a decrease in real estate acquisitions and lower net proceeds from the 2002 property sale. The increase in cash flows used in investing activities in 2001 from 2000 is attributable to an increase in real estate acquisitions offset by lower capital improvements and higher net proceeds from the property sale in 2001.

Cash flows used in financing activities were $6.2 million for the year ended December 31, 2002 compared to cash flows provided by financing activities of $11.0 million for the year ended December 31, 2001. Cash flows used in financing activities totaled $22.9 million for the year ended December 31, 2000. Financing activities cash flows decreased in 2002 when compared to 2001 due primarily to increased cash dividends of $4.7 million and $3.3 million lower proceeds from the exercise of share options in 2002. Cash flows provided by financing activities in 2001 compared to cash used in financing activities in 2000 increased as a result of the $53.1 million net proceeds from the 2001 public offering and an increase in share options exercised in 2001, offset by increased dividend payments in 2001.

Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders. In 2002, 2001 and 2000, WRIT paid dividends totaling $54.4 million, $49.7 million and $44.0 million, respectively.

CAPITAL IMPROVEMENTS

Capital improvements of $25.1 million were completed in 2002, including tenant improvements. Capital improvements to WRIT properties in 2001 and 2000 were approximately $14.0 million and $16.3 million, respectively.

WRIT’s capital improvement costs for 2000 - 2002 were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Accretive capital improvements:
Acquisition related	$1,360	$3,528	$1,640
Expansions and major renovations	11,645	2,287	892
Tenant improvements	4,010	2,871	6,342

Total accretive capital improvements	17,015	8,686	8,874
Other:	8,068	5,329	7,394

Total	$25,083	$14,015	$16,268

Accretive Capital Improvements

Acquisition Related – These are capital improvements to properties acquired during the current and preceding two years which were planned during WRIT’s investment analysis. In 2002, the most significant of these improvements were made to One Central Plaza, Sullyfield Commerce and Courthouse Square. In 2001, the most significant of these improvements were made to Wayne Plaza, One Central Plaza, Courthouse Square and Avondale Apartments. In 2000, the most significant of these improvements were made to Pickett Industrial Center, Northern Virginia Industrial Park, Earhart Building, South Washington Street, Bethesda Hill Apartments and Munson Hill Towers.

Expansions and Major Renovations – Expansions increase the rentable area of a property. Major renovations are improvements sufficient to increase the income otherwise achievable at a property. 2002 expansions and major renovations included costs incurred for a lobby renovation at 51 Monroe Street, a façade renovation at 1901 Pennsylvania Avenue and a façade renovation and roof replacement at Westminster Shopping Center. In February 2001, WRIT acquired an apartment building at 1611 North Clarendon Boulevard adjacent to WRIT’s 1600 Wilson Boulevard office property and 1620 Wilson Boulevard retail property with the intent of developing a high-rise apartment building on that site utilizing the available density rights from both properties. This planned 224 unit development effort, in the early development stages, is referred to as WRIT Rosslyn Center, and completion is expected in mid 2005. Expansion costs in 2001 include costs associated with the North Clarendon development as well as a façade renovation of Westminster Shopping Center. 2000 expansion costs were related to the final costs associated with the expansion at 7900 Westpark Drive.

Tenant Improvements – Tenant Improvements are costs associated with commercial lease transactions such as painting, carpeting and other space build-out.

WRIT’s average Tenant Improvement Costs for 2000-2002 per square foot of space leased were as follows:

	Year Ended December 31,
	2002	2001	2000
Office Buildings	$4.58	$4.56	$4.71
Retail Centers	$1.76	$2.65	$1.81
Industrial/Flex Properties	$0.50	$0.17	$1.47

The Retail and Industrial Tenant Improvement costs are substantially lower than Office Improvement costs due to the tenant improvements required in these property types being substantially less extensive than in offices. WRIT believes its office tenant improvement costs are among the lowest in the industry for a number of reasons. Approximately 51% of our office tenants renewed their leases with WRIT in 2002. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of WRIT’s focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, WRIT is often able to lease an existing suite with tenant improvements being limited to new paint and carpet.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be reincurred to maintain a property’s income and value. In the Trust’s residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements which are made as needed upon vacancy of an apartment totaled $1.0 million in 2002 and averaged $1,038 for the 41% of apartments turned over in 2002. In 2002, WRIT also expensed an average of $366 per apartment turnover for items which do not have a long-term life and are, therefore, not capitalized.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include the following statements with respect to the greater Washington real estate markets: (a) the expectation in time of more pro-active leasing by the government, (b) increased spending by the Federal Government is expected to drive regional economic growth in 2003; (c) office sector rents are expected to stabilize in the District of Columbia and Suburban Maryland submarkets, will begin to stabilize inside the Beltway in Virginia and more than likely will continue to decline in the outer regions, such as the Dulles Corridor; (d) the overall office sector vacancy rate is projected to remain in the 11% range over the next two years; (e) multifamily sector rents are expected to stabilize over the next 12 months; (f) the Washington Metro area market continues to be a strong retail market; (g) industrial sector rents are projected to remain flat in 2003 as vacancy rates hold steady; and (h) the regional industrial vacancy rate is projected to remain stable through year-end 2003. Such forward looking statements also include the following statements with respect to WRIT: (a) WRIT’s intention to invest in properties that it believes will increase in income and value; (b) WRIT’s belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; and (c) WRIT’s belief that it has the liquidity and capital resources necessary to meet its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward looking statements also include other statements in this report preceded by, followed by or that include the words “believes,” “expects,” “intends,” “anticipants,” “potential,” “projects,” “will” and other similar expressions.

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect WRIT’s future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of WRIT’s tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) WRIT’s future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war (o) weather conditions; (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy, and (q) other factors discussed under the caption “Risk Factors.” Writ undertakes no obligation to update its forward-looking statements or risk factors to reflect new information, future events, or otherwise.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2002	2001	2000
Earnings to fixed charges	2.72x	2.75x	2.59x
Debt service coverage	3.64x	3.63x	3.40x

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	In thousands
DEBT (all fixed rate and lines of credit)
Unsecured debt
Principal	$100,750[1]	$55,000	$—	$50,000	$—	$110,000	$315,750	$330,874
Interest	$18,043	$15,311	$11,389	$10,180	$7,764	$73,794	$136,481
Average interest rate	4.78%	7.89%	7.17%	7.49%	7.02%	7.02%	6.53%
Mortgages
Principal amortization (30 year schedule)	$1,030	$1,110	$26,634	$331	$7,846	$50,000	$86,951	$93,270
Interest	$6,312	$6,232	$5,632	$4,116	$3,659	$6,248	$32,199
Average interest rate	7.50%	7.50%	7.73%	6.80%	6.80%	7.14%	7.30%

1 WRIT anticipates paying the $50.8 million outstanding under the lines of credit at December 31, 2002 through either a share offering and/or the sale of medium or long-term secured or unsecured notes in 2003. WRIT has the option of maintaining the outstanding balances on the lines of credit until the lines mature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 36 to 59 are incorporated herein by reference to Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On April 26, 2002, WRIT dismissed Arthur Andersen LLP, of Washington, D.C. as its independent accountants.

In connection with its audits for the two most recent fiscal years ended December 31, 2001, and through March 31, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on WRIT’s financial statements for such years.

The reports of Arthur Andersen LLP on WRIT’s financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through March 31, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

New Independent Accountants

Upon the recommendation of WRIT’s Audit Committee, WRIT’s Board of Trustees approved the decision to change independent accountants. Effective April 26, 2002,

Ernst & Young LLP was approved by WRIT’s Board of Trustees as the new independent accountants. Effective October 2002, Ernst & Young LLP was engaged to re-audit and report on WRIT’s consolidated financial statements for the years ending December 31, 2001 and 2000. Their report on the results of this audit is on page 36 of this Form 10-K.

PART III

Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to WRIT’s 2003 Annual Meeting Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to WRIT’s 2003 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated herein by reference to WRIT’s 2003 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,107,000	$20.94	1,308,000
Equity compensation plans not approved by security holders	—	—	— *

Total	1,107,000	$20.94	1,308,000

*WRIT maintains a Share Grant Plan for officers and trustees. The aggregate number of shares which can be made the subject of awards under this Share Grant Plan, together with the aggregate number of shares issued either directly or in connection with the exercise of a stock option under any other plan maintained by the Trust, may not exceed three percent (3%) of the number of then-outstanding shares in any one calendar year and may not exceed, in the aggregate, during any five (5) year period, ten percent (10%) of the number of then-outstanding shares. As of December 31, 2002, 77,341 shares have been granted under this plan.

See Note 8 to the consolidated financial statements for a description of the Share Grant Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated herein by reference to WRIT’s 2003 Annual Meeting Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the

Trust’s management, including its Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Trust’s Chief Executive Officer, the Trust’s Chief Financial Officer and the Trust’s Senior Vice President of Accounting, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based on the foregoing, the Trust’s Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Trust completed its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a). The following documents are filed as part of this Report:

3.	Exhibits:

3.	Declaration of Trust and Bylaws

(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.

(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.

(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.

(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.

(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.

4.	Instruments Defining Rights of Security Holders

(a)	Amended and restated credit agreement dated March 17, 1999 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender (successor by merger to The First National Bank of Chicago), and Bank One as agent. (1)

(b)	Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and SunTrust Bank, as agent. (1)

(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago. (2)

(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996. (2)

(e)	Form of 2003 Notes. (2)

(f)	Form of 2006 Notes. (2)

(g)	Form of MOPPRS Notes. (3)

(h)	Form of 30 year Notes. (3)

(i)	Remarketing Agreement. (3)

(j)	Form of 2004 fixed-rate notes. (4)

(k)	The Trust is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, the Trust agrees to furnish a copy of each such instrument to the Commission.

(l)	Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent. (7)

(m)	Amended and restated credit agreement dated July 25, 2002, among Washington Real estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement). (7)

10.	Management Contracts, Plans and Arrangements

(a)	Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr. (5)

(b)	1991 Incentive Stock Option Plan, as amended. (5)

(c)	Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. (5)

(d)	Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K.

(e)	Share Grant Plan. (6)

(f)	Share Option Plan for Trustees. (6)

(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2001 Form 10-K.

(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2001 Form 10-K.

(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.

(j)	Share Purchase Plan. (7)

(k)	Supplemental Executive Retirement Plan. (7)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21.	Subsidiaries of Registrant

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

23.	Consents

(a)	Consent of Ernst & Young LLP

99.	Additional Exhibits

(a)	Written Statement of Chief Executive Officer and Chief Financial Officer

ITEM 15 (b). REPORTS ON FORM 8-K

None

(1)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-K filed March 24, 2000.

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4(b) to the Trust’s Form 8-K filed August 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 11, 2003	By:	/S/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. President, Chief Executive Officer, Chairman and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Signature	Title	Date

/S/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	March 11, 2003

/S/ CLIFFORD M. KENDALL Clifford M. Kendall	Trustee	March 11, 2003

/S/ JOHN P. MCDANIEL John P. McDaniel	Trustee	March 11, 2003

/S/ CHARLES T. NASON Charles T. Nason	Trustee	March 11, 2003

/S/ DAVID M. OSNOS David M. Osnos	Trustee	March 11, 2003

/S/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	March 11, 2003

/S/ LAURA M. FRANKLIN Laura M. Franklin	Senior Vice President Accounting and Administration and Corporate Secretary	March 11, 2003

/S/ SARA L. GROOTWASSINK Sara L. Grootwassink	Chief Financial Officer	March 11, 2003

CERTIFICATION

I, Edmund B. Cronin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Real Estate Investment Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 11, 2003	/S/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. Chief Executive Officer

CERTIFICATION

I, Laura M. Franklin, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Real Estate Investment Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 11, 2003	/S/ LAURA M. FRANKLIN
Laura M. Franklin Senior Vice President Accounting, Administration and Corporate Secretary

CERTIFICATION

I, Sara L. Grootwassink, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Real Estate Investment Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 11, 2003	/S/ SARA L. GROOTWASSINK
Sara L. Grootwassink Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

/S/    ERNST & YOUNG, LLP

McLean, Virginia

February 19, 2003

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

(IN THOUSANDS)

	2002	2001
Assets
Land	$169,045	$151,782
Buildings and improvements	684,657	622,804

Total real estate, at cost	853,702	774,586
Accumulated depreciation	(146,912)	(122,625)

Total investment in real estate, net	706,790	651,961
Cash and cash equivalents	13,076	26,441
Rents and other receivables, net of allowance for doubtful accounts of $2,188 and $1,993, respectively	14,072	10,523
Prepaid expenses and other assets	22,059	19,010

Total assets	$755,997	$707,935

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$14,661	$13,239
Advance rents	4,409	3,604
Tenant security deposits	6,495	6,148
Mortgage notes payable	86,951	94,726
Lines of credit payable	50,750	—
Notes payable	265,000	265,000

Total liabilities	428,266	382,717

Minority interest	1,554	1,611

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,168 and 38,829 shares issued and outstanding, respectively	392	388
Additional paid in capital	328,797	323,257
Distributions in excess of net income	(2,554)	(38)
Less: Deferred compensation on restricted shares	(458)	—

Total shareholders’ equity	326,177	323,607

Total liabilities and shareholders’ equity	$755,997	$707,935

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2002	2001	2000
Revenue
Real estate rental revenue	$152,929	$147,283	$133,431
Other	680	1,686	943

	153,609	148,969	134,374

Expenses
Utilities	7,987	8,351	7,681
Real estate taxes	11,186	10,205	9,239
Repairs and maintenance	6,121	6,109	5,554
Property administration	4,069	3,046	2,722
Property management	4,655	4,619	4,152
Operating services and supplies	5,718	5,864	5,459
Common area maintenance	2,152	1,999	1,875
Other real estate expenses	2,017	1,540	1,329
Interest expense	27,849	27,071	25,531
Depreciation and amortization	29,200	26,640	22,612
General and administrative expenses	4,575	6,100	7,533

	105,529	101,544	93,687

Income from continuing operations	48,080	47,425	40,687

Discontinued operations:
Income (loss) from operations of property disposed	(82)	632	885
Gain on disposal	3,838	—	—

Income before gain on sale of real estate	51,836	48,057	41,572
Gain on sale of real estate	—	4,296	3,567

Net Income	$51,836	$52,353	$45,139

Income from continuing operations per share – basic	$1.23	$1.26	$1.14

Income from continuing operations per share – diluted	$1.22	$1.25	$1.13

Net income per share – basic	$1.33	$1.39	$1.26

Net income per share – diluted	$1.32	$1.38	$1.26

Weighted average shares outstanding – basic	39,061	37,674	35,735

Weighted average shares outstanding – diluted	39,281	37,951	35,872

Dividends paid	$1.39	$1.31	$1.23

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Deferred Compensation	Additional Paid in Capital	Retained Earnings (Deficit)	Shareholders’ Equity
Balance, December 31, 1999	35,721	$357	$—	$260,721	$(3,889)	$257,189
Net income	—	—	—	—	45,139	45,139
Dividends	—	—	—	—	(43,955)	(43,955)
Share options exercised and share grants	19	—	—	283	—	283

Balance, December 31, 2000	35,740	357	—	261,004	(2,705)	258,656
Net income	—	—	—	—	52,353	52,353
Dividends	—	—	—	—	(49,686)	(49,686)
Share offering	2,535	25	—	53,083	—	53,108
Share options exercised and share grants	554	6	—	9,170	—	9,176

Balance, December 31, 2001	38,829	388	—	323,257	(38)	323,607
Net income	—	—	—	—	51,836	51,836
Dividends	—	—	—	—	(54,352)	(54,352)
Share options exercised and share grants	339	4	(458)	5,540	—	5,086

Balance, December 31, 2002	39,168	$392	$(458)	$328,797	$(2,554)	$326,177

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(IN THOUSANDS)

	2002	2001	2000
Cash flows from operating activities
Net income	$51,836	$52,353	$45,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(3,838)	(4,296)	(3,567)
Depreciation and amortization	29,212	26,736	22,723
Provision for losses on accounts receivable	1,335	1,011	1,340
Changes in other assets	(10,602)	(2,960)	(6,090)
Changes in other liabilities	2,402	1,811	2,429

Net cash provided by operating activities	70,345	74,655	61,974

Cash flows from investing activities
Real estate acquisitions, net*	(58,075)	(59,250)	(26,581)
Capital improvements to real estate	(25,083)	(14,015)	(16,268)
Non-real estate capital improvements	(188)	(538)	(267)
Net cash received for sale of real estate	5,813	8,115	5,732

Net cash used in investing activities	(77,533)	(65,688)	(37,384)

Cash flows from financing activities
Net proceeds from share offering	—	53,108	—
Line of credit borrowings (repayments), net	50,750	—	(33,000)
Dividends paid	(54,352)	(49,686)	(43,955)
Principal payments – mortgage notes payable	(7,775)	(843)	(778)
Net proceeds from debt offering	—	—	54,753
Net proceeds from exercise of share options	5,200	8,469	100

Net cash (used in) provided by financing activities	(6,177)	11,048	(22,880)

Net (decrease) increase in cash and cash equivalents	(13,365)	20,015	1,710
Cash and cash equivalents at beginning of year	26,441	6,426	4,716

Cash and cash equivalents at end of year	$13,076	$26,441	$6,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,903	$25,930	$23,974

*Supplemental schedule of non-cash investing and financing activities:

On November 1, 2001, WRIT purchased Sullyfield Center for an acquisition cost of $21.7 million. WRIT assumed a mortgage in the amount of $8.5 million, fair valued at $9.3 million, and paid the balance in cash. The $8.5 million of assumed mortgage is not included in the $59.3 million amount shown as 2001 real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. Nature of Business:

Washington Real Estate Investment Trust (“WRIT,” the “company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. The Trust’s business consists of the ownership of income-producing real estate properties in the greater Washington – Baltimore region. WRIT owns a diversified portfolio of office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income (95% for years prior to 2001) to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002, 2001 and 2000 ordinary taxable income to its shareholders. Gains on sale of properties sold during 2002, 2001 and 2000 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

2. Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 was effective July 1, 2002. In accordance with SFAS No. 144, WRIT classifies a property as held for sale when the company commits to the disposal of the property and begins to actively pursue the sale of the property.

On February 28, 2002, WRIT sold 1501 South Capitol Street, an industrial/flex center in Washington, D.C., for $6.2 million resulting in a gain of $3.8 million. This property provided no real estate revenue in 2002 because it had been vacant since November 2001, producing a net operating loss of $0.1 million for the year ended December 31, 2002. For the years ended December 31, 2001 and December 31, 2000, total revenues for this property were $1.1 million and $1.3 million and net income was $0.6 million and $0.9 million, respectively. This property’s net income is reflected as a discontinued operation. As of December 31, 2002, WRIT did not have any properties held for sale.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” As a result of this statement, in-place operating leases acquired in conjunction with a property acquisition must be valued separately from the asset purchased. This above or below market valuation of the leases would result in an intangible asset or liability that is amortized into rental revenue over the average life of the underlying leases. WRIT’s 2002 acquisitions resulted in no adjustment as a result of implementation of this standard.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. WRIT continued to account for stock options in accordance with APB Opinion No. 25 in 2002 under which no compensation cost was recognized. See Note 8, Share Options and Grants, for further discussion.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 “Accounting for Contingencies.” The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company does not believe it has entered into any guarantees that fall within the guidance of the Interpretation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. The company does not believe it has invested in any variable interest entities that fall within the guidance of this Interpretation.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from the company’s residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” WRIT records a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on WRIT’s historical experience and a review of the current status of the company’s receivables. Contingent rents are recorded when WRIT has been informed of cumulative sales data exceeding the amount necessary. Thereafter, percentage rent is accrued based on subsequent sales.

WRIT recognizes cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Minority Interest

WRIT entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. WRIT accounts for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in general and administrative expenses of the Trust, thereby reducing net income. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit. WRIT distributed $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and draws on lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related notes and are included in interest expense in the accompanying statements of income.

The amortization of debt costs included in interest expense totaled $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Maintenance and repair costs are charged to expense as incurred. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.1 million in 2002. No interest was capitalized in 2001 or 2000.

In accordance with SFAS No. 144, WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2002. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

WRIT maintains Incentive Stock Option Plans and Share Grant Plans as described in Note 8, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees.

Stock options are issued annually to officers, trustees and key employees under the Stock Option Plans. The options vest over a 2-year period in annual installments commencing one year after the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized.

	For the Years Ended December 31,
	2002	2001	2000
Pro-forma Information
Net income[1], as reported	$51,836	$52,353	$45,139
Stock-based employee compensation expense determined under fair value based method	(877)	(774)	(718)

Pro-forma net income	$50,959	$51,579	$44,421

Earnings per share:
Basic – as reported	$1.33	$1.39	$1.26
Basic – pro-forma	$1.30	$1.37	$1.24

Diluted – as reported	$1.32	$1.38	$1.26
Diluted – pro-forma	$1.30	$1.36	$1.24

[1]	Includes amortization of compensation expense for current year share grants and prior year share grants over the options’ vesting period.

Deferred shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant. WRIT recognizes compensation expense for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of officer share grants is recognized as deferred compensation.

Earnings Per Common Share

The Trust calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of the Trust’s share based compensation plans (see Note 8) that could potentially reduce or “dilute” earnings per share, based on the treasury stock method.

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

3. Real Estate Investments:

WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

	December 31,
	2002	2001
	(In thousands)
Office buildings	$461,986	$431,213
Retail centers	142,385	95,626
Multifamily	111,082	106,381
Industrial/Flex properties	138,249	141,366

	$853,702	$774,586

WRIT’s results of operations are dependent on the overall economic health of its markets, tenants and the specific segments in which WRIT owns properties. These segments include commercial office, multifamily, retail and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements.

As of December 31, 2002, 7900 Westpark office building accounted for 11% of total real estate assets and 7% of total revenues. No other single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties acquired by WRIT during the years ending December 31, 2002, 2001 and 2000 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Acquisition Cost (In thousands)
January 25, 2002	1620 Wilson Boulevard	Retail	5,000	$2,272
June 21, 2002	Centre at Hagerstown	Retail	327,000	41,341
July 23, 2002	The Atrium Building	Office	81,000	14,462

		Total 2002	413,000	$58,075

February 15, 2001	1611 North Clarendon	Multifamily	11,000	$1,521
April 19, 2001	One Central Plaza	Office	274,000	44,549
November 1, 2001	Sullyfield Commerce Center	Industrial	248,000	21,742

		Total 2001	533,000	$67,812

February 29, 2000	833 S. Washington Street	Retail	6,000	$1,360
May 5, 2000	962 Wayne Plaza	Office	91,000	7,830
August 9, 2000	Munson Hill Towers Land Lease	Multifamily	N/A	322
October 10, 2000	Courthouse Square	Office	113,000	17,069

		Total 2000	$210,000	$26,581

WRIT accounted for each acquisition using the purchase method of accounting. WRIT allocates the purchase price to the land and building based on consideration of the assessed value of the property at the time of acquisition, valuations of comparable properties and market replacement costs considerations. In addition, beginning in 2002, WRIT allocates a portion of the purchase price to off-market leases, when applicable, based on SFAS No. 141. The results of operations of the acquired properties are included in the income statement as of the acquisition date.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2002 and 2001 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combination had been in effect for the years ended December 31, 2002 and December 31, 2001.

	Fiscal Year Ended December 31,
	2002	2001
	(unaudited)
Real estate revenues	$155,712	$157,051
Net income	53,464	57,564
Diluted earnings per share	$1.36	$1.52

Properties sold by WRIT during the years ending December 31, 2002, 2001 and 2000 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Sale Price (In thousands)
February 28, 2002	1501 South Capitol Street	Industrial	145,000	$6,200

September 28, 2001	10400 Connecticut Avenue	Office	65,000	$8,400

February 29, 2000	Prince William Plaza	Retail	55,000	$2,800
July 7, 2000	Westminster parcel	Retail parcel	10,000	400
August 22, 2000	Clairmont Center	Retail	40,000	3,000

		Total 2000	105,000	$6,200

WRIT incurred a net operating loss for 1501 South Capitol Street in 2002 of $0.1 million, reflected as a discontinued operation. The office property disposed in the year ended December 31, 2001 resulted in total revenues and net income of $1.0 million and $0.4 million, respectively. The retail properties disposed in the year ended December 31, 2000 resulted in total revenues and net income of $0.4 million and $0.2 million, respectively. The proceeds and resultant gains on sale for all dispositions in 2002, 2001 and 2000 were reinvested on a tax-free basis in acquired properties.

4. Mortgage Notes Payable:

	December 31,
	2002	2001
On August 22, 1995, WRIT assumed a $7.8 million mortgage note payable as partial consideration for WRIT’s acquisition of Frederick County Square retail center. The mortgage bore interest at 9.00 percent per annum. The Frederick County Square mortgage was paid in full in September 2002 without penalty through a draw on the unsecured line of credit facility (See Note 5).	$—	$6,809

On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT’s acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	19,779	20,294

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT’s acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	8,125	8,324

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for WRIT’s acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $9.3 million resulting in an adjustment to the basis of this property.	9,047	9,299

	$86,951	$94,726

Total carrying amount of the above mortgaged properties was $125.2 million and $137.4 million at December 31, 2002 and 2001, respectively.

Scheduled principal payments during the five years subsequent to December 31, 2002 and thereafter are as follows:

(In thousands)
2003	$1,030
2004	1,110
2005	26,634
2006	331
2007	7,846
Thereafter	50,000

$86,951

5. Unsecured Lines of Credit Payable:

During 2002, WRIT maintained two unsecured lines of credit: a $25.0 million line of credit (“Credit Facility No. 1”) and a $50.0 million line of credit (“Credit Facility No. 2”).

Credit Facility No. 1

WRIT had $21.8 million outstanding as of December 31, 2002 and $0 outstanding at December 31, 2001 and 2000 related to Credit Facility No. 1. At December 31, 2002, 2001 and 2000, $3.2 million, $25.0 million and $25.0 million, respectively, of this commitment was unused and available for subsequent acquisitions or capital improvements.

Credit Facility No. 1 bore interest at either a Corporate Base Rate (“CBR”) or a LIBOR advance rate at WRIT’s option, plus a spread based on the most recent ratings from Moody’s and/or S&P for WRIT’s long-term unsecured debt and was set to mature on March 17, 2002. All unpaid interest and principal could be prepaid prior to the expiration of WRIT’s interest rate lock-in periods subject to a yield maintenance obligation.

On July 23, 2002, WRIT executed an agreement to renew the original Credit Facility No. 1 agreement, which requires WRIT to pay the lender unused line of credit fees at the rate of 0.25 percent per annum based on a sliding scale as usage is increased. These fees are payable quarterly. Advances under this agreement bear interest at either LIBOR plus a spread, or the higher of the Prime rate or the Federal Funds effective rate, at WRIT’s option, plus a spread based on WRIT’s credit rating on its publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 2

WRIT had $29.0 million outstanding as of December 31, 2002 and $0 outstanding at December 31, 2001 and 2000 related to Credit Facility No. 2. At December 31, 2002, 2001 and 2000, $21.0 million, $50.0 million and $50.0 million, respectively, of this commitment was unused.

All unpaid interest and principal on Credit Facility No. 2 were due July 2002 and could have been prepaid prior to this date without any prepayment fee or yield maintenance obligation. Credit Facility No. 2 provided WRIT the option to convert any advances or portions thereof into a term loan at any time through July 2002.

On July 25, 2002, WRIT executed an agreement to renew the original Credit Facility No. 2 agreement, which requires WRIT to pay the lender unused line of credit fees at the rate of 0.2 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. The fee is paid on the amount by which the $50.0 million commitment exceeds the balance of outstanding advances and term loans and is paid quarterly in arrears. Advances under this agreement bear interest at LIBOR plus a spread, the Prime rate plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2002. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

Information related to short-term borrowings is as follows (in thousands):

	2002	2001	2000
Total revolving credit facilities at December 31	$75,000	$75,000	$75,000
Borrowings outstanding at December 31	50,750	—	—
Weighted average daily borrowings during the year	25,390	956	33,269
Maximum daily borrowings during the year	53,750	43,000	54,000
Weighted average interest rate during the year	2.48%	5.38%	7.22%
Weighted average interest rate at December 31	2.13%	—	—

6. Senior and Medium-Term Notes Payable:

Senior Notes

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on the Trust’s lines of credit and to finance acquisitions and capital improvements. These notes do not require any principal payment and are due in full at maturity.

Medium-Term Notes

On February 20, 1998, WRIT sold $50.0 million of 7.25 percent unsecured notes due February 25, 2028 at 98.653 percent to yield approximately 7.36 percent. WRIT also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74 percent. The net proceeds to WRIT after deducting loan origination fees was $102.8 million. WRIT used the proceeds of these notes for general business purposes, including repayment of outstanding advances under the Trust’s lines of credit and to finance acquisitions and capital improvements to its properties. WRIT’s costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

On November 6, 2000, WRIT sold $55.0 million of 7.78 percent unsecured notes due November 2004. The notes bear an effective interest rate of 7.89 percent. Total proceeds to the Trust, net of underwriting fees, were $54.8 million. WRIT used the proceeds of these notes to repay advances on WRIT’s lines of credit.

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of December 31, 2002.

The covenants under one of the line of credit agreements requires WRIT to insure its properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require WRIT to keep all of its insurable properties insured against loss or damage at least equal to their then full insurable value. WRIT’s insurance policy includes terrorism coverage, however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100,000 million during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100,000 million.

Scheduled maturity dates of securities during the five years subsequent to December 31, 2002 and thereafter are as follows:

(In Thousands)
2003	$50,000
2004	55,000
2005	—
2006	50,000
2007	—
Thereafter	110,000

$265,000

7. Dividends:

The following is a breakdown of the taxable percentage of WRIT’s dividends for 2002, 2001 and 2000, respectively:

	Ordinary Income	Return of Capital
2002	100%	0%
2001	100%	0%
2000	100%	0%

8. Share Options and Grants:

WRIT maintains Incentive Stock Option Plans (the “Plans”), which include qualified and non-qualified options. As of December 31, 2002, 1.3 million shares may be awarded to eligible employees. Under the Plans, options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. WRIT adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan (“New Stock Option Plan”) to replace the 1991 Stock Option Plan (“Stock Option Plan”) that expired on June 25, 2001. Activity under the Plans is summarized below:

	2002		2001		2000
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	1,236,000	$18.88	1,621,000	$17.16	1,273,000	$15.87
Granted	212,000	25.61	238,000	24.85	376,000	21.34
Exercised	(326,000)	16.08	(517,000)	16.39	(6,000)	15.21
Expired/Forfeited	(15,000)	22.98	(106,000)	18.11	(22,000)	14.74
Outstanding at December 31	1,107,000	20.94	1,236,000	18.88	1,621,000	17.16
Exercisable at December 31	798,000	19.24	856,000	16.87	1,008,000	16.31

The 798,000 exercisable options outstanding at December 31, 2002 have exercise prices between $14.47 and $25.61, with a weighted-average exercise price of $19.24 and a weighted average remaining contractual life of 7.4 years. The remaining 309,000 options have exercise prices between $24.85 and $25.61, with a weighted average exercise price of $25.34 and a weighted average remaining contractual life of 9.6 years.

WRIT accounts for the Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” WRIT’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	2002	2001	2000
Net Income:
As Reported	$51,836	$52,353	$45,139
Pro-Forma	50,959	51,579	44,421
Basic Earnings Per Share:
As Reported	1.33	1.39	1.26
Pro-Forma	1.30	1.37	1.24
Weighted-average fair value of options granted	3.21	3.49	2.46
Weighted-average assumptions:
Expected lives (years)	7	7	7
Risk free interest rate	4.16%	5.08%	5.49%
Expected volatility	20.32%	19.81%	17.57%
Expected dividend yield	5.36%	5.29%	5.85%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options.

The option values are based upon a Black Scholes model calculation. The value is divided into a defined percentage of each eligible individual’s cash compensation and determines the number of share options granted each year.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	2002	2001	2000
Numerator for basic and diluted per share calculations:
Income from continuing operations	$48,080	$47,425	$40,687
Income (loss) from operations of property disposed	(82)	632	885
Gain on property disposed	3,838	—	—
Gain on sale of real estate	—	4,296	3,567

Net income	51,836	52,353	45,139

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	39,061	37,674	35,735
Effect of dilutive securities:
Employee stock options and awards	221	277	137

Denominator for diluted per share amounts	39,282	37,951	35,872
Income from continuing operations per share
Basic	$1.23	$1.26	$1.14
Diluted	$1.22	$1.25	$1.13
Income (loss) from operations of property disposed
Basic	$—	$0.02	$0.02
Diluted	$—	$0.02	$0.02
Gain on property disposed
Basic	$0.10	$—	$—
Diluted	$0.10	$—	$—
Gain on sale of real estate per share
Basic	$—	$0.11	$0.10
Diluted	$—	$0.11	$0.10

Net income per share
Basic	$1.33	$1.39	$1.26
Diluted	$1.32	$1.38	$1.26

WRIT maintains a share grant plan for officers and trustees. Under the share grant plan, officers receive an award of shares with a market value of 2.5% of the individual’s cash compensation (9% for the Chief Executive Officer and 7% for Executive and Senior Vice Presidents) at the date of the award. Each Trustee receives an annual grant of 400 unrestricted shares under the plan. Shares granted to officers under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. During 2002, 2001 and 2000, WRIT issued 6,254, 7,209 and 36,417 share grants, respectively, to executives and trustees of the Trust. Compensation expense for officers is recognized over the 5-year vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of share grants is recognized as deferred compensation upon issuance. Trustee share grants are fully vested upon issuance, and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The Board of Trustees awards share grants subject to Compensation Committee recommendations. The total share grants vested were 53,329 at December 31, 2002 and 41,020 at December 31, 2001.

9. Benefit Plans:

During 1996, management adopted an Incentive Compensation Plan for its senior personnel which provides share options under the New Incentive Stock Option Plan and share grants under the Share Grant Plan based on financial performance of the Trust. The Share Grant Plan is effective from 1996 forward and is reviewed by the Board of Trustees’ Compensation Committee each year.

In 1997, WRIT implemented a Retirement Savings Plan (the “Savings Plan”). It was established so that participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan.

The Trust adopted a split dollar life insurance plan for senior officers, excluding the Chief Executive Officer (“CEO”), in 2000. It is intended that the Trust will recover its costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. The Trust has an interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made by the Trust.

The Trust has adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $0.7 million, $0.6 million and $0.3 million at December 31, 2002, 2001 and 2000, respectively.

WRIT established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. WRIT recognized $0.1 million as the current service cost for the year ended December 31, 2002 in accordance with the requirements of SFAS 87.

10. Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2002. The estimated fair value information presented is not necessarily indicative of amounts the Trust could realize currently in a market sale since the Trust may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2002; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2002.

Cash and cash equivalents

Includes cash and commercial paper with remaining maturities of less than 90 days, which are valued at the carrying value.

Mortgage notes payable

Mortgage notes payable consist of instruments in which certain of the Trust’s real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated based upon dealer quotes for instruments with similar terms and maturities.

Lines of credit payable

Lines of credit payable consist of bank facilities which the Trust uses for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value since the interest rate adjusts with the market. $50.8 million was outstanding on the lines of credit at December 31, 2002.

Notes payable

Notes payable consists of $50 million, 7.125%, 7-year unsecured notes due August 13, 2003, $50 million, 7.25%, 10-year unsecured notes due August 13, 2006, $50 million, 7.25%, 20-year unsecured notes due February 25, 2028, $60 million unsecured Mandatory Par Put Remarketed Securities with an effective yield of 6.74% through the remarketing date of February 2008 and $55 million, 7.78%, 4-year unsecured notes due November 15, 2004. The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

(In Thousands)	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$13,076	$13,076	$26,441	$26,441
Mortgage notes payable	$86,951	$93,270	$94,726	$98,786
Lines of credit payable	$50,750	$50,750	—	—
Notes payable	$265,000	$280,124	$265,000	$272,689

11. Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income before any reserve for uncollectible amounts during each of the next five years of approximately $103.8 million, $85.2 million, $64.5 million, $50.3 million, $35.2 million and $104.0 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or changes in the Consumer Price Index. Contingent rentals from retail centers, based on a percentage of tenants’ gross sales, were $0.8 million, $0.4 million and $0.2 million in 2002, 2001 and 2000, respectively. Real estate tax, operating expense and common area maintenance reimbursement income was $9.0 million, $8.4 million and $7.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Contingencies:

In the normal course of business, the Trust is involved in various lawsuits and environmental matters. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

13. Segment Information:

WRIT has four reportable segments: Office Buildings, Industrial/Flex Properties, Multifamily and Retail Centers. Office Buildings, including medical office buildings, represent 52 percent of 2002 real estate rental revenue and 54 percent of real estate assets. This segment provides office space for various types of businesses and professions. Industrial/flex Properties represent 14 percent of 2002 real estate rental revenue and 16 percent of real estate assets and are used for flex-office, warehousing and distribution type facilities. Multifamily properties represent 19 percent of 2002 real estate rental revenue and 13 percent of real estate assets. These properties provide housing for families throughout the Washington Metropolitan area. Retail Centers represent the remaining 15 percent of 2002 real estate rental revenue and 17 percent of real estate assets and are typically neighborhood grocery store or drug store anchored retail centers.

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

	2002 (in thousands)
	Office Buildings	Industrial/ Flex Properties	Multifamily	Retail Centers	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$79,315	$21,255	$28,530	$23,829	$—	$152,929
Other income	—	—	—	—	680	680

	79,315	21,255	28,530	23,829	680	153,609
Expenses
Real estate expenses	(24,114)	(4,777)	(10,148)	(4,866)	—	(43,905)
Interest expense	(1,621)	(641)	(4,300)	(405)	(20,882)	(27,849)
Depreciation and amortization	(15,866)	(4,930)	(4,128)	(3,021)	(1,255)	(29,200)
General and administrative	—	—	—	—	(4,575)	(4,575)

	(41,601)	(10,348)	(18,576)	(8,292)	(26,712)	(105,529)
Income from continuing operations	37,714	10,907	9,954	15,537	(26,032)	48,080
Discontinued Operations:
Income (loss) from operations of disposed property	—	(82)	—	—	—	(82)
Gain on property disposed	—	3,838	—	—	—	3,838

Income before sale of real estate investment	37,714	14,663	9,954	15,537	(26,032)	51,836

Net income	$37,714	$14,663	$9,954	$15,537	$(26,032)	$51,836

Capital expenditures	$16,272	$930	$4,911	$2,970	$188	$25,271

Total assets	$399,272	$121,777	$80,679	$127,013	$27,256	$755,997

	2001 (in thousands)
	Office Buildings	Industrial/ Flex Properties	Multifamily	Retail Centers	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$81,023	$19,561	$27,455	$19,244	$—	$147,283
Other income	499	6	22	10	1,149	1,686

	81,522	19,567	27,477	19,254	1,149	148,969
Expenses
Real estate expenses	(23,851)	(4,132)	(9,754)	(3,996)	—	(41,733)
Interest expense	(1,595)	(104)	(4,315)	(635)	(20,422)	(27,071)
Depreciation and amortization	(15,195)	(4,078)	(3,836)	(2,339)	(1,192)	(26,640)
General and administrative	—	—	—	—	(6,100)	(6,100)

	(40,641)	(8,314)	(17,905)	(6,970)	(27,714)	(101,544)
Income from continuing operations	40,881	11,253	9,572	12,284	(26,565)	47,425
Discontinued Operations:
Income (loss) from operations of disposed property	—	632	—	—	—	632

Income before sale of real estate investment	40,881	11,885	9,572	12,284	(26,565)	48,057
Gain on sale of real estate investment	4,296	—	—	—	—	4,296

Net income	$45,177	$11,885	$9,572	$12,284	$(26,565)	$52,353

Capital expenditures	$8,899	$1,761	$2,460	$895	$538	$14,553

Total assets	$380,990	$127,625	$79,829	$81,294	$38,197	$707,935

	2000 (in thousands)
	Office Buildings	Industrial/ Flex Properties	Multifamily	Retail Centers	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$70,885	$17,948	$26,234	$18,364	$—	$133,431
Other income	—	—	—	—	943	943

	70,885	17,948	26,234	18,364	943	134,374
Expenses
Real estate expenses	(21,118)	(3,692)	(9,258)	(3,943)	—	(38,011)
Interest expense	(1,630)	—	(4,329)	(637)	(18,935)	(25,531)
Depreciation and amortization	(13,050)	(3,654)	(3,486)	(2,422)	—	(22,612)
General and administrative	—	—	—	—	(7,533)	(7,533)

	(35,798)	(7,346)	(17,073)	(7,002)	(26,468)	(93,687)
Income from continuing operations	35,087	10,602	9,161	11,362	(25,525)	40,687
Discontinued Operations:
Income (loss) from operations of disposed property	—	885	—	—	—	885

Income before sale of real estate investment	35,087	11,487	9,161	11,362	(25,525)	41,572
Gain on sale of real estate investment	—	—	—	3,567	—	3,567

Net income	$35,087	$11,487	$9,161	$14,929	$(25,525)	$45,139

Capital expenditures	$7,026	$4,525	$3,291	$1,426	$267	$16,535

Total assets	$343,805	$107,916	$79,767	$82,493	$19,434	$633,415

14. Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes financial data by quarter for WRIT for 2002 and 2001.

	Quarter
	First	Second	Third	Fourth
2002:
Real estate rental revenue	$38,022	$37,556	$38,324	$39,027
Net income	16,328	11,813	11,643	12,052
Income from continuing operations per share
Basic	$0.32	$0.30	$0.30	$0.31
Diluted	$0.32	$0.30	$0.30	$0.31
Net income per share*
Basic	$0.42	$0.30	$0.30	$0.31
Diluted	$0.42	$0.30	$0.30	$0.31
2001:
Real estate rental revenue	$34,961	$37,055	$37,510	$37,755
Net income	10,728	12,394	16,824	12,406
Income from continuing operations per share
Basic	$0.29	$0.32	$0.32	$0.32
Diluted	$0.29	$0.32	$0.32	$0.32
Net income per share
Basic	$0.30	$0.33	$0.44	$0.32
Diluted	$0.30	$0.33	$0.43	$0.32

*Includes gain on the sale of real estate of $0.10 per share in the first quarter of 2002 and $0.11 per share in the third quarter of 2001.

15. Subsequent Event:

On January 24, 2003, WRIT acquired Fullerton Industrial Center, a 137,400 square feet three building industrial property in Springfield, VA for $10.6 million, including the assumption of a $6.6 million existing mortgage bearing interest at 6.77%.

SCHEDULE III

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2002			Accumulated Depreciation at December 31, 2002	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	10,140,000	$892,000	13,621,000	14,513,000	6,301,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	14,190,000	840,000	25,059,000	25,899,000	10,616,000	1975	August	1979	210,000		41 Years
7700 Leesburg Pike	Virginia	3,670,000	4,000,000	7,306,000	3,670,000	11,306,000	14,976,000	3,424,000	1976	October	1990	147,000		50 Years
515 King Street	Virginia	4,102,000	3,931,000	1,825,000	4,102,000	5,756,000	9,858,000	1,483,000	1966	July	1992	78,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	1,034,000	1,180,000	2,296,000	3,476,000	699,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	1,439,000	1,464,000	2,993,000	4,457,000	919,000	1977	November	1993	59,000		50 Years
Brandywine Center	Maryland	718,000	735,000	801,000	718,000	1,536,000	2,254,000	548,000	1969	November	1993	35,000		50 Years
Tycon Plaza II	Virginia	3,262,000	7,243,000	2,650,000	3,262,000	9,893,000	13,155,000	2,410,000	1981	June	1994	127,000		50 Years
Tycon Plaza III	Virginia	3,255,000	7,794,000	3,041,000	3,255,000	10,835,000	14,090,000	2,761,000	1978	June	1994	151,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	4,783,000	4,621,000	16,709,000	21,330,000	5,224,000	1971	January	1995	199,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	1,113,000	7,803,000	12,479,000	20,282,000	3,124,000	1976	November	1995	102,000		30 Years
Maryland Trade Center I	Maryland	3,330,000	12,747,000	3,428,000	3,330,000	16,175,000	19,505,000	4,125,000	1981	May	1996	190,000		30 Years
Maryland Trade Center II	Maryland	2,826,000	9,486,000	1,497,000	2,826,000	10,983,000	13,809,000	2,727,000	1984	May	1996	158,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	1,990,000	6,661,000	18,732,000	25,393,000	3,556,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	6,615,000	12,049,000	78,440,000	90,489,000	12,784,000	1972/1986/1999	November	1997	526,000		30 Years
8230 Boone Boulevard	Virginia	1,417,000	6,754,000	445,000	1,417,000	7,199,000	8,616,000	1,185,000	1981	September	1998	58,000		30 Years
Woodburn Medical Park I	Virginia	2,563,000	12,460,000	645,000	2,563,000	13,105,000	15,668,000	1,869,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	312,000	2,632,000	17,886,000	20,518,000	2,589,000	1988	November	1998	96,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	983,000	2,296,000	13,171,000	15,467,000	1,752,000	1985	May	1999	115,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	251,000	1,847,000	11,356,000	13,203,000	1,416,000	1982	May	1999	103,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	368,000	714,000	4,421,000	5,135,000	505,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	1,808,000	1,564,000	8,051,000	9,615,000	713,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	—	17,096,000	969,000	—	18,065,000	18,065,000	1,342,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	1,852,000	5,480,000	40,959,000	46,439,000	2,312,000	1974	April	2001	267,000		30 Years
The Atrium Building	Maryland	3,182,000	11,281,000	150,000	3,182,000	11,431,000	14,613,000	172,000	1980	July	2002	81,000		30 Years
Development and pre-construction costs (f)		—	—	1,166,000	—	1,166,000	1,166,000	—	—	—	—	—		—

		78,368,000	312,822,000	70,801,000	78,368,000	383,623,000	461,991,000	74,556,000				3,326,000

Retail Centers
Takoma Park	Maryland	415,000	1,084,000	94,000	415,000	1,178,000	1,593,000	880,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	4,673,000	519,000	6,448,000	6,967,000	2,391,000	1969	September	1972	146,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,173,000	413,000	4,023,000	4,436,000	1,866,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	3,534,000	796,000	4,391,000	5,187,000	1,501,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	6,947,000	4,152,000	12,330,000	16,482,000	4,705,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	3,218,000	1,549,000	7,522,000	9,071,000	2,703,000	1975	September	1985	50,000		50 Years
Montgomery Village Center	Maryland	11,625,000	9,105,000	884,000	11,625,000	9,989,000	21,614,000	2,247,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	1,446,000	5,838,000	4,425,000	10,263,000	1,124,000	1960	June	1994	128,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	1,376,000	6,561,000	8,206,000	14,767,000	2,294,000	1973	August	1995	235,000		30 Years
800 S. Washington Street	Virginia	2,904,000	4,626,000	858,000	2,904,000	5,484,000	8,388,000	761,000	1955/1959	June	1998	51,000		30 Years
1620 Wilson Boulevard (g)	Virginia	1,355,000	917,000	—	1,355,000	917,000	2,272,000	29,000	1959	January	2002	5,400		30 Years
Centre at Hagerstown	Maryland	13,029,000	28,312,000	3,000	13,029,000	28,315,000	41,344,000	511,000	2000	June	2002	334,000		30 Years

		49,156,000	67,022,000	26,206,000	49,156,000	93,228,000	142,384,000	21,012,000				1,514,400

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2002			Accumulated Depreciation at December 31, 2002	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	4,894,000	$420,000	7,572,000	7,992,000	4,846,000	1951	January	1963	177,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	2,658,000	336,000	4,654,000	4,990,000	2,962,000	1964	May	1965	168,000	190	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	3,674,000	299,000	6,236,000	6,535,000	3,837,000	1965	July	1969	159,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	4,040,000	287,000	5,694,000	5,981,000	3,288,000	1959	January	1969	172,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	6,042,000	322,000	9,379,000	9,701,000	5,602,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	3,170,000	4,356,000	20,272,000	24,628,000	4,527,000	1982	August	1996	244,000	250	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	2,274,000	2,851,000	10,220,000	13,071,000	2,160,000	1971	March	1996	145,000	196	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	3,013,000	3,900,000	16,425,000	20,325,000	2,991,000	1986	November	1997	226,000	194	30 Years
Avondale (a)	Maryland	3,460,000	9,244,000	1,713,000	3,460,000	10,957,000	14,417,000	1,427,000	1987	September	1999	170,000	236	30 Years
WRIT Rosslyn Center (g)	Virginia	910,000	596,000	1,928,000	910,000	2,524,000	3,434,000	6,000	1957	February	2001	11,000	—	30 Years

		17,141,000	60,527,000	33,406,000	17,141,000	93,933,000	111,074,000	31,646,000				1,731,000	2,079

Industrial Properties
Fullerton Business Center	Virginia	950,000	3,317,000	805,000	950,000	4,122,000	5,072,000	1,630,000	1980	September	1985	104,000		50 Years
Pepsi-Cola Distribution Center	Maryland	760,000	1,792,000	1,659,000	760,000	3,451,000	4,211,000	1,144,000	1971	October	1987	69,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	332,000	2,045,000	2,423,000	4,468,000	550,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	608,000	2,086,000	5,352,000	7,438,000	1,622,000	1990	May	1995	167,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	180,000	894,000	2,126,000	3,020,000	571,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	387,000	878,000	3,685,000	4,563,000	913,000	1981/1982	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	797,000	916,000	4,926,000	5,842,000	1,103,000	1987	December	1996	90,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	1,053,000	1,335,000	7,519,000	8,854,000	1,768,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	398,000	862,000	5,394,000	6,256,000	1,177,000	1986	February	1997	108,000		30 Years
Pickeett Industrial Park	Virginia	3,300,000	4,920,000	705,000	3,300,000	5,625,000	8,925,000	984,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	7,183,000	4,971,000	32,853,000	37,824,000	5,315,000	1968/1991	May	1998	788,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	147,000	372,000	1,636,000	2,008,000	298,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	150,000	913,000	6,147,000	7,060,000	815,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	168,000	1,052,000	6,674,000	7,726,000	835,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	(13,000)	246,000	1,974,000	2,220,000	217,000	1986	September	1999	31,000		30 Years
Sullyfield Center (a)	Virginia	2,803,000	19,711,000	252,000	2,803,000	19,963,000	22,766,000	756,000	1985	November	2001	245,000		30 Years

		24,383,000	99,059,000	14,811,000	24,383,000	113,870,000	138,253,000	19,698,000				2,482,000	—

Total		169,048,000	539,430,000	145,224,000	169,048,000	684,654,000	853,702,000	146,912,000				9,053,400	2,096

Notes:

(a)	At December 31, 2002, WRIT properties were encumbered by non-recourse mortgage amounts as follows: $13,700,000 on the Ashby, $8,125,000 on Avondale; $7,755,000 on Country Club Towers, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $8,456,000 on Woodburn Medical Park I, $11,323,000 on Woodburn Medical Park II and $9,047,000 on Sullyfield Center.
(b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative values.
(c)	At December 31, 2002, total land, buildings and improvements are carried at $741,982,000 for federal income tax purposes.
(d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.
(e)	Residential properties are presented in gross square feet.
(f)	Development costs within office properties reflects pre-development construction for excess density approved for development and available to the Tycon III property.
(g)	WRIT Rosslyn Center is a planned 224 unit multifamily property in the early development stages. Completion is expected in mid 2005. 1620 Wilson Boulevard was acquired in conjunction with the overall development plan for WRIT Rosslyn Center.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Real Estate Assets
Balance, beginning of period	$774,586	$698,513	$661,870
Additions – property acquisitions	58,075	68,584	26,581
– improvements	25,083	14,015	16,268
Deductions – write-off of disposed assets	(647)	(332)	(1,765)
Deductions – property sales	(3,395)	(6,194)	(4,441)

Balance, end of period	$853,702	$774,586	$698,513

Accumulated Depreciation
Balance, beginning of period	$122,625	$100,906	$83,574
Additions – depreciation	26,635	24,492	21,375
Deductions – write-off of disposed assets	(281)	(332)	(1,765)
Deductions – property sales	(2,067)	(2,441)	(2,278)

Balance, end of period	$146,912	$122,625	$100,906