Form 10-Q
period 2003-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2003-05-14
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED MARCH 31, 2003        COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6110 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND    20852

(Address of principal executive office)    (Zip code)

Registrant’s telephone number, including area code    (301) 984-9400

(Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the period covered by this report.

SHARES OF BENEFICIAL INTEREST    39,183,742

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES  ☑                NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☑                NO  ☐

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2002 included in the Trust’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Part I

Item I.    Financial Statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2003	2002
Assets
Land	$171,514	$169,045
Building	697,394	684,657

Total real estate, at cost	868,908	853,702
Accumulated depreciation	(154,004)	(146,912)

Total investment in real estate, net	714,904	706,790

Cash and cash equivalents	17,350	13,076
Rents and other receivables, net of allowance for doubtful accounts of $2,531 and $2,188, respectively	14,822	14,072
Prepaid expenses and other assets	21,852	22,059

	$768,928	$755,997

Liabilities
Accounts payable and other liabilities	12,887	14,661
Advance rents	5,440	4,409
Tenant security deposits	6,582	6,495
Mortgage notes payable	93,499	86,951
Line of credit payable	—	50,750
Notes payable	325,000	265,000

	443,408	428,266

Minority interest	1,565	1,554

Shareholders’ Equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,184 and 39,168 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	392	392
Additional paid-in capital	329,134	328,797
Retained earnings (deficit)	(5,152)	(2,554)
Less: Deferred compensation on restricted shares	(419)	(458)

Total Shareholders’ Equity	323,955	326,177

Total Liabilities and Shareholders’ Equity	$768,928	$755,997

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2003	2002
Revenue
Real estate rental revenue	$38,961	$38,022
Other income	108	148

	39,069	38,170
Expenses
Real estate expenses	11,603	10,525
Interest expense	7,047	6,883
Depreciation and amortization	8,073	6,950
General and administrative	1,132	1,240

	27,855	25,598
Income from continuing operations	11,214	12,572
Discontinued operations:
Loss from operations of property disposed	—	(82)
Gain on property disposed	—	3,838

Net income	$11,214	$16,328

Per share information based on the weighted average of shares outstanding

Shares – basic	39,174	38,899

Shares – diluted	39,358	39,186

Income from continuing operations – basic	$0.29	$0.32

Income from continuing operations – diluted	$0.28	$0.32

Gain on property disposed – basic	$0.00	$0.10

Gain on property disposed – diluted	$0.00	$0.10

Net income per share – basic	$0.29	$0.42

Net income per share – diluted	$0.28	$0.42

Dividends paid	$0.3525	$0.3325

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2003

(In thousands)

(Unaudited)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Retained Earnings (deficit)	Shareholders’ Equity
Balance, December 31, 2002	39,168	$392	$(458)	$328,797	$(2,554)	$326,177
Net income	—	—	—	—	11,214	11,214
Dividends	—	—	—	—	(13,812)	(13,812)
Share Options Exercised	16	—	—	337	—	337
Amortization of Officer Share Grants	—	—	39	—	—	39

Balance, March 31, 2003	39,184	$392	$(419)	$329,134	$(5,152)	$323,955

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2003	2002
Cash Flow From Operating Activities
Net income	$11,214	$16,328
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(3,838)
Depreciation and amortization	8,073	6,990
Provision for losses on accounts receivable	475	307
Changes in other assets	(1,344)	(750)
Changes in other liabilities	(660)	(2,078)
Share grants	54	17

Net cash provided by operating activities	17,812	16,976

Cash Flow From Investing Activities
Real estate acquisitions, net*	(4,031)	(2,272)
Capital improvements to real estate	(4,349)	(5,459)
Non-real estate capital improvements	(26)	(53)
Net cash received for sale of real estate	—	5,813

Net cash used in investing activities	(8,406)	(1,971)

Cash Flow From Financing Activities
Line of credit repayments, net	(50,750)	—
Dividends paid	(13,812)	(12,959)
Principal payments – mortgage notes payable	(276)	(281)
Net proceeds from debt offering	59,369	—
Net proceeds from the exercise of share options	337	2,303

Net cash used in financing activities	(5,132)	(10,937)

Net increase in cash and cash equivalents	4,274	4,068
Cash and cash equivalents, beginning of period	13,076	26,441

Cash and cash equivalents, end of period	$17,350	$30,509

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,448	$9,303

*On January 24, 2003, WRIT purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. WRIT assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $4.0 million amount shown as 2003 acquisitions.

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

NOTE 1:    NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT”, the “Trust” or the “company”), a Maryland Real Estate Investment Trust, is a self-administered, self managed equity real estate investment trust, successor to a trust organized in 1960. The Trust’s business consists of the ownership of income-producing real estate properties in the greater Washington/Baltimore metropolitan region. WRIT owns a diversified portfolio of office buildings, industrial/flex centers, multifamily buildings and retail centers.

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002 ordinary taxable income to its shareholders. Gain on sale of the property disposed during 2002 was reinvested in replacement properties, therefore no capital gains were distributed to shareholders during this period. Accordingly, no provision for income taxes was necessary.

NOTE 2:    ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although WRIT believes that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in WRIT’s Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. WRIT recognizes rental income and rental abatements from the company’s residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases”. WRIT records a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on WRIT’s historical experience and a review of the current status of the company’s receivables. Contingent rents are recorded when WRIT has been informed of cumulative sales data exceeding the amount necessary. Thereafter, percentage rent is accrued based on subsequent sales.

WRIT recognizes cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

Minority Interest

WRIT entered into an operating agreement with a member of the entity which previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. WRIT accounts for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in general and administrative expenses of the Trust, thereby reducing net income. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and draws on lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related notes and are included in interest expense on the accompanying consolidated statements of income.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases are capitalized and amortized on a straight-line basis over the terms of the respective leases.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three months ended March 31, 2003 and March 31, 2002. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

Stock Based Compensation

WRIT maintains Incentive Stock Option Plans and Share Grant Plans, which include qualified and non-qualified options and deferred shares for eligible employees.

Stock options are issued annually to officers, trustees and key employees under the Stock Option Plans. The options vest over a 2-year period in annual installments commencing one year after the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met, then the plans are considered fixed and no compensation expense is recognized.

	For the Three Months Ended March 31,
Pro-forma Information	2003	2002
(In thousands, except per share data)
Net income[1], as reported	$11,214	$16,328
Stock-based employee compensation expense determined under fair value based method	(189)	(219)

Pro-forma net income	$11,025	$16,109
Earnings per share:
Basic – as reported	$0.29	$0.42
Basic – pro-forma	$0.28	$0.41
Diluted – as reported	$0.28	$0.42
Diluted – pro-forma	$0.28	$0.41

1 Includes amortization of compensation expense of $54 and $17 for the quarters ended March 31, 2003 and March 31, 2002, respectively, for officer and trustee share grants.

Shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant. Trustee shares are granted at year-end and accrued ratably throughout the year. WRIT recognizes compensation expense for trustee share grants when issued and for officer share grants over the vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of officer share grants is treated as deferred compensation.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3:    REAL ESTATE INVESTMENTS

WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

March 31, 2003
(in thousands)
Office buildings	$464,283
Industrial/Flex Centers	149,134
Multifamily Properties	112,751
Retail centers	142,740

$868,908

WRIT’s results of operations are dependent on the overall economic health of its markets, tenants and the specific segments in which WRIT owns properties. These segments include commercial office, multifamily, retail and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc., as well as by changing tenant and consumer requirements.

WRIT acquired the following property during 2003:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 2003	Fullerton Industrial Center	Industrial	137,405	$10,600

WRIT accounted for the acquisition using the purchase method of accounting. WRIT allocates the purchase price to the land and building based on consideration of the assessed value of the property at the time of acquisition, valuations of comparable properties and market replacement costs considerations. In addition, beginning in 2002, WRIT allocates a portion of the purchase price to off-market leases, when applicable, based on SFAS No. 141, “Business Combinations.” The results of operations of the acquired properties are included in the consolidated statements of income as of the acquisition date.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

NOTE 4:    MORTGAGE NOTES PAYABLE

	March 31,	December 31,
	2003	2002
	(in thousands)

On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT’s acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$19,647	$19,779

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT’s acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	8,073	8,125

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and The Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for WRIT’s acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $9.3 million resulting in an adjustment to the basis of this property.	8,981	9,047

On January 24, 2003, WRIT assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for WRIT’s acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77 percent per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $6.8 million resulting in an adjustment to the basis of the property.	6,798	—

	$93,499	$86,951

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

Scheduled principal payments for the remaining nine months in 2003 and the remaining years subsequent to December 31, 2003 are as follows:

(in thousands)
2003	$903
2004	1,283
2005	26,819
2006	6,648
2007	7,846
Thereafter	50,000

Total	$93,499

NOTE 5:    UNSECURED LINES OF CREDIT PAYABLE

WRIT has two unsecured lines of credit: a $25.0 million line of credit (“Credit Facility No. 1”) and a $50.0 million line of credit (“Credit Facility No. 2”).

Credit Facility No. 1

WRIT had $0 outstanding as of March 31, 2003 related to Credit Facility No. 1. At March 31, 2003, $25.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements.

Credit Facility No. 1 requires WRIT to pay the lender unused line of credit fees ranging from 0.225 percent to 0.40 percent per annum based on a sliding scale as usage is increased. These fees are payable quarterly. Advances under this agreement bear interest at either LIBOR plus a spread, or the higher of the Prime rate or the Federal Funds effective rate, at WRIT’s option, plus a spread based on WRIT’s credit rating on its publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 2

WRIT had $0 outstanding as of March 31, 2003 related to Credit Facility No. 2. At March 31, 2003 $50.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements.

Credit Facility No. 2 requires WRIT to pay the lender unused line of credit fees at the rate of 0.2 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. The fee is paid quarterly in arrears. Advances under this agreement bear interest at LIBOR plus a spread, the Prime rate plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2003. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

The covenants under one of the line of credit agreements require WRIT to insure its properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes, discussed in Note 6, require WRIT to keep all of its insurable properties insured against loss or damage at least equal to their then full insurable value. WRIT’s insurance policy includes terrorism coverage, however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100,000 million during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount, which exceeds the aggregate amount of $100,000 million.

NOTE 6:    SENIOR AND MEDIUM-TERM NOTES PAYABLE

Senior Notes

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on the Trust’s lines of credit and to finance acquisitions and capital improvements. These notes do not require any principal payment and are due in full at maturity. WRIT intends to refinance the 7-year notes due August 2003 through proceeds from issuing either debt or equity in the second or third quarter of 2003.

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

On March 17, 2003, WRIT sold $60.0 million of 5.125 percent unsecured notes due March 2013. The notes bear an effective interest rate of 5.125 percent. Total proceeds to the Trust, net of underwriting fees, were $59.4 million. WRIT used a portion of the proceeds of these notes to repay advances on WRIT’s lines of credit. The remaining proceeds will be used to finance acquisitions and/or capital improvements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of March 31, 2003.

Scheduled maturity dates of securities during the five years subsequent to March 31, 2003 and thereafter are as follows:

(in thousands)
2003	$50,000
2004	55,000
2005	—
2006	50,000
2007	—
Thereafter	170,000

$325,000

NOTE 7:    BENEFIT PLANS

During 1996, WRIT adopted an Incentive Compensation Plan for its senior personnel, which provides share options under the New Incentive Stock Option Plan and share grants under the Share Grant Plan based on financial performance of the Trust. Under the Plans, options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. The unvested portion is recognized as deferred compensation. Trustee share grants are fully vested upon issuance and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

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

The Trust has adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $0.8 million at March 31, 2003.

WRIT established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. WRIT recognized $0.1 million as the current service cost for the quarter ended March 31, 2003.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

NOTE 8:    EARNINGS PER SHARE

The following table sets forth the computation of net income and diluted average shares:

	(in thousands)
	For the Three Months Ended March 31,
	2003	2002
Numerator for basic and diluted per share calculations:
Income from continuing operations	$11,214	$12,572
Loss from operations of property disposed	—	(82)
Gain on property disposed	—	3,838

Net income	$11,214	$16,328

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	39,174	38,899
Effect of dilutive securities:
Employee stock option and awards	184	287

Denominator for diluted per share amounts	39,358	39,186

NOTE 9:    SEGMENT INFORMATION

WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multifamily Properties and Retail Centers. For the three months ended March 31, 2003 Office Buildings, which include medical office buildings, represented 51 percent of real estate rental revenue and provide office space for various professions and businesses. Industrial/Flex Centers represented 14 percent of real estate rental revenue and are used for warehousing, distribution and related offices. Multifamily Properties represented 18 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represented the remaining 17 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

Segment Information:

	(in thousands)
	Three Months Ended March 31, 2003

	Office	Industrial/Flex		Retail	Corporate
	Buildings	Centers	Multifamily	Centers	And Other	Consolidated
Revenue
Real estate rental revenue	$19,739	$5,412	$7,103	$6,707	$—	$38,961
Other income	—	—	—	—	108	108

	19,739	5,412	7,103	6,707	108	39,069

Expenses
Real estate expenses	6,102	1,318	2,683	1,500	—	11,603
Interest expense	323	237	1,072	—	5,415	7,047
Depreciation and amortization	4,397	1,332	1,058	869	417	8,073
General and administration	—	—	—	—	1,132	1,132

	10,822	2,887	4,813	2,369	6,964	27,855

Net Income	$8,917	$2,525	$2,290	$4,338	$(6,856)	$11,214

Capital expenditures	$2,209	$28	$1,686	$426	$26	$4,375

Total assets	$398,357	$131,721	$81,187	$126,465	$31,198	$768,928

	(in thousands)
	Three Months Ended March 31, 2002

	Office	Industrial/Flex		Retail	Corporate
	Buildings	Centers	Multifamily	Centers	And Other	Consolidated
Revenue
Real estate rental revenue	$19,924	$5,470	$7,036	$5,592	$—	$38,022
Other income	—	—	—	—	148	148

	19,924	5,470	7,036	5,592	148	38,170

Expenses
Real estate expenses	5,867	1,156	2,456	1,046	—	10,525
Interest expense	393	162	1,076	156	5,096	6,883
Depreciation and amortization	3,828	1,198	1,008	618	298	6,950
General and administration	—	—	—	—	1,240	1,240

	10,088	2,516	4,540	1,820	6,634	25,598

Income from continuing operations	9,836	2,954	2,496	3,772	(6,486)	12,572
Discontinued Operations:
Income (loss) from operations of disposed property	—	(82)	—	—	—	(82)
Gain on property disposed	—	3,838	—	—	—	3,838

Income before sale of real estate investment	9,836	6,710	2,496	3,772	(6,486)	16,328
Gain on sale of real estate investment	—	—	—	—	—	—

Net Income	$9,836	$6,710	$2,496	$3,772	$(6,486)	$16,328

Capital expenditures	$4,348	$200	$654	$257	$53	$5,512

Total assets	$381,748	$124,485	$79,873	$83,048	$42,112	$711,266

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

WRIT’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires WRIT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, WRIT evaluates these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. WRIT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the quarter ended March 31, 2003.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002 ordinary taxable income to its shareholders. Gain on sale of the property disposed during 2002 was reinvested in replacement properties, therefore no capital gains were distributed to shareholders during this period. Accordingly, no provision for income taxes was necessary.

RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed in WRIT’s 2002 Annual Report on Form 10-K under the caption “Risk Factors”, could affect WRIT’s future results and could cause those results to differ materially from those expressed in the forward-looking statements. These factors include (a) the economic health of WRIT’s tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) WRIT’s future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. WRIT undertakes no obligation to update its forward-looking statements or risk factors to reflect new information, future events, or otherwise.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME:    Three Months Ended March 31, 2003

Compared to the Three Months Ended March 31, 2002

Total revenues for the first quarter of 2003 increased 2.5% ($0.9 million) to $39.1 million from $38.2 million in the first quarter of 2002. Operating income decreased 0.5% ($0.1 million) to $27.4 million from $27.5 million in the first quarter of 2002. Operating income is defined as real estate rental revenue less real estate expenses. Operating income is a relevant measure used by management to measure real estate operations performance prior to giving effect to interest expense, depreciation and amortization, and general and administrative expenses.

For the first quarter of 2003, WRIT’s office buildings had decreases of 0.9% in revenues and 3.0% in operating income compared to the first quarter of 2002. These decreases were primarily due to decreased revenues and operating income as a result of increased vacancy. In addition to increased vacancies, reductions in revenue and operating income resulted from decreased straight-line revenue, decreased lease termination fees and higher provisions for estimated losses on accounts receivable. These declines were partially offset by the July 2002 acquisition of The Atrium Building. Real estate expenses increased 4.0% in the first quarter of 2003 compared to the first quarter of 2002 due primarily to increased utility and snow removal costs as a result of more inclement

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

weather and colder temperatures. Occupancy rates for the overall office portfolio declined from 90.2% in the first quarter of 2002 to 87.1% in the first quarter of 2003 due to increased vacancy.

For the first quarter of 2003, WRIT’s industrial/flex centers revenues and operating income decreased 1.1% and 5.1%, respectively, over the first quarter of 2002. These decreases in revenue and operating income were primarily due to increased vacancy and lower reimbursement income, offset in part by the January 2003 acquisition of Fullerton Industrial Center. Operating income further declined due to the $0.2 million (14.0%) increase in real estate expenses due to more inclement weather and colder temperatures resulting in higher snow removal and utility costs and increased real estate tax expenses. Occupancy rates for the overall industrial portfolio decreased from 94.8% in first quarter 2002 to 88.2% in first quarter 2003 due to increased vacancy.

For the first quarter of 2003, WRIT’s multifamily revenues increased 1.0% and operating income decreased 3.5% as compared to the first quarter of 2002. Revenue increases were primarily due to increased rental rates offset in part by increased vacancy. Operating income decreased due to a $0.2 million (9.2%) increase in real estate expenses during first quarter 2003 primarily as a result of increased utility and snow removal costs. Occupancy rates decreased from 93.5% in the first quarter of 2002 to 90.9% in the first quarter of 2003.

For the first quarter of 2003, WRIT’s retail center revenues and operating income increased 19.9% and 14.5%, respectively, over the first quarter of 2002. These increases were primarily due to the acquisition of the Centre at Hagerstown in June 2002 and increased core portfolio revenues and operating income, offset in part by lower lease termination fees and percentage rent. Occupancy rates for the overall retail portfolio increased from 93.4% in first quarter 2002 to 96.1% in first quarter 2003.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS:    Three Months Ended March 31, 2003

Compared to the Three Months Ended March 31, 2002

Real estate expenses increased $1.1 million or 10.2% to $11.6 million for the first quarter of 2003 as compared to $10.5 million for the first quarter of 2002. This increase was primarily due to expenses relating to 2002 acquisitions of the Centre at Hagerstown, The Atrium Building and 1620 Wilson Boulevard and the January 2003 acquisition of Fullerton Industrial Center. Utility and snow removal costs were significantly higher in first quarter 2003 as a result of more inclement weather and colder temperatures as well as an increase in gas utility rates.

Depreciation and amortization expense increased $1.1 million or 16.2% to $8.1 million for the first quarter of 2003 as compared to $7.0 million for the first quarter of 2002. This was primarily due to the impact of the $58.1 million of acquisitions in 2002, the $10.8 million acquisition in 2003 and capital and tenant improvement expenditures for 2002 and first quarter 2003, which totaled $25.1 million and $4.3 million, respectively. This amount was partially offset by the $6.2 million property disposition of 1501 South Capitol Street in first quarter 2002.

Total interest expense increased $0.2 million or 2.4% to $7.1 million for the first quarter of 2003 as compared to $6.9 million for the first quarter of 2002. This increase was primarily attributable to the assumption of a $6.8 million mortgage in January 2003 with the acquisition of Fullerton Industrial Center. For the first quarter of 2003, notes payable interest expense was $5.2 million, mortgage interest expense was $1.6 million and lines of credit interest expense was $0.3 million. For the first quarter of 2002, notes payable interest expense was $5.0 million, mortgage interest expense was $1.8 million and lines of credit interest expense was $0.1 million.

General and administrative expenses decreased $0.1 million or 8.7% to $1.1 million for the first quarter of 2003 as compared to $1.2 million for the first quarter of 2002. The change was primarily attributable to decreased incentive compensation as a result of a reduced rate of growth of the Trust and lower administrative depreciation, offset by

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

higher pension plan expenses. For the first quarter of 2003, general and administrative expenses as a percentage of revenue were 2.9% as compared to 3.3% for the first quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, unsecured and secured debt issuance (medium and long-term fixed interest rate debt), bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured lines of credit, selling additional shares and/or the sale of medium or long-term unsecured or collateralized notes. The funds raised would be used for new acquisitions and capital improvements.

On March 17, 2003, WRIT sold $60.0 million of 5.125 percent unsecured notes due March 2013. The notes bear an effective interest rate of 5.125 percent. Total proceeds to the Trust, net of underwriting fees, were $59.4 million. WRIT used a portion of the proceeds of these notes to repay advances on WRIT’s lines of credit. The remaining proceeds will be used to finance acquisitions.

Management believes that WRIT has the liquidity and capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

WRIT anticipates that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. WRIT’s long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6).

WRIT has lines of credit in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. As of March 31, 2003, WRIT had no outstanding balances due under the lines of credit.

The senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT met as of March 31, 2003.

WRIT acquired three properties in 2002 and one property in 2003 (as of March 31) for total acquisition costs of $58.1 million and $10.8 million, respectively. The 2002 acquisitions were financed through proceeds from the disposals of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering in April 2001 and line of credit advances. The 2003 acquisition was financed through the assumption of a $6.8 million mortgage and a line of credit advance.

Cash flow from operating activities totaled $17.8 million for the first three months of 2003, as a result of net income of $11.2 million, adding back depreciation and amortization of $8.1 million, decreases in other assets of $1.3 million, bad debt expense of $0.5 million and decreases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.7 million. The increase in net cash flow from operating activities was due primarily to a larger property portfolio and increased rental rates, offset by increased vacancy and a lower trade accounts payable balance. Cash flow from operating activities totaled $17.0 million for the first three months of 2002, as a result of income from continuing operations of $12.6 million, adding back depreciation and amortization of $7.0 million, decreases in other assets of $0.8 million, bad debt expense of $0.3 million and decreases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $2.1 million.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Net cash used in investing activities for the first three months of 2003 was $8.4 million, including real estate acquisitions of $4.0 million (net of a $6.8 million mortgage assumed at acquisition) and capital improvements to real estate of $4.3 million. Net cash used in investing activities from the first three months of 2002 was $2.0 million, including real estate acquisitions of $2.3 million and capital improvements to real estate of $5.5 million, offset by cash received from the sale of real estate of $5.8 million.

Net cash used in financing activities for the first three months of 2003 was $5.1 million, including line of credit repayments of $50.8 million, principal repayments on the mortgage notes payable of $0.3 million and $13.8 million in dividends paid. This was offset by the $59.4 million net proceeds from the $60.0 million 10 year notes issued in March 2003. Net cash used in financing activities for the first three months of 2002 was $10.9 million, including share option exercises of $2.3 million, offset by principal repayments on the mortgage notes payable of $0.3 million and $13.0 million in dividends paid.

Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Three months ended March 31,
	2003	2002
Earnings to fixed charges	2.6x	2.8x
Debt service coverage	3.6x	3.7x

The ratio of earnings to fixed charges is computed by dividing income before (a) gain on sale of real estate; (b) interest expense, including amortization; and (c) interest costs capitalized for development by the sum of interest expense, capitalized interest and amortized debt costs.

Debt service coverage is computed by dividing income before (a) gain on sale of real estate; (b) interest income; (c) interest expense; and (d) depreciation by the sum of interest expense, including interest costs capitalized for development, plus mortgage principal amortization.

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

WRIT’s interest rate risk has not changed significantly from its risk as disclosed in its 2002 Form 10-K.

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

Exhibits

(12) Computation of Ratios

(99) Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Officer

(b) Reports on Form 8-K

1.	March 17, 2003 – Report pursuant to Item 5 and Item 7 regarding Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.

2.	April 22, 2003 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s March 31, 2003 quarterly supplemental and earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/Edmund B. Cronin, Jr.
Edmund B. Cronin, Jr.
Chairman of the Board, President and
Chief Executive Officer

/s/Laura M. Franklin
Laura M. Franklin
Senior Vice President
Accounting, Administration and
Corporate Secretary

/s/Sara L. Grootwassink
Sara L. Grootwassink
Chief Financial Officer

Date: May 14, 2003