Form 10-Q
period 2003-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2003-08-08
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED JUNE 30, 2003 COMMISSION FILE NO. 1-6622

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

SHARES OF BENEFICIAL INTEREST 39,285,890

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

Part I

Item I. Financial Statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) June 30, 2003	December 31, 2002
Assets
Land	$172,378	$169,045
Building	703,251	684,657

Total real estate, at cost	875,629	853,702
Accumulated depreciation	(161,264)	(146,912)

Total investment in real estate, net	714,365	706,790

Cash and cash equivalents	20,669	13,076
Rents and other receivables, net of allowance for doubtful accounts of $2,689 and $2,188, respectively	15,967	14,072
Prepaid expenses and other assets	18,857	22,059

	$769,858	$755,997

Liabilities
Accounts payable and other liabilities	16,400	14,661
Advance rents	5,071	4,409
Tenant security deposits	6,282	6,495
Mortgage notes payable	93,201	86,951
Line of credit payable	—	50,750
Notes payable	325,000	265,000

	445,954	428,266

Minority interest	1,581	1,554

Shareholders’ Equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,286 and 39,168 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	393	392
Additional paid-in capital	330,808	328,797
Retained earnings (deficit)	(8,498)	(2,554)
Deferred compensation on restricted shares	(380)	(458)

Total Shareholders’ Equity	322,323	326,177

Total Liabilities and Shareholders’ Equity	$769,858	$755,997

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Real estate rental revenue	$39,481	$37,556	$78,442	$75,578
Other income	132	228	240	375

	39,613	37,784	78,682	75,953

Expenses
Real estate expenses	11,235	10,803	22,838	21,325
Interest expense	7,581	6,888	14,628	13,771
Depreciation and amortization	8,245	7,053	16,318	14,002
General and administrative	1,264	1,227	2,396	2,470

	28,325	25,971	56,180	51,568
Income from continuing operations	11,288	11,813	22,502	24,385

Discontinued operations:
Loss from operations of property disposed	—	—	—	(82)
Gain on property disposed	—	—	—	3,838

Net income	$11,288	$11,813	$22,502	$28,141

Per share information based on the weighted average of shares outstanding
Shares—basic	39,241	39,056	39,207	38,978
Shares—diluted	39,452	39,349	39,387	39,237
Income from continuing operations—basic and diluted	$0.29	$0.30	$0.57	$0.62

Net income per share—basic and diluted	$0.29	$0.30	$0.57	$0.72

Dividends paid	$0.3725	$0.3525	$0.7250	$0.6850

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2003

(In thousands)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Retained Earnings (deficit)	Shareholders’ Equity
Balance, December 31, 2002	39,168	$392	$(458)	$328,797	$(2,554)	$326,177
Net income	—	—	—	—	22,502	22,502
Dividends	—	—	—	—	(28,446)	(28,446)
Share Options Exercised	118	1	—	2,011	—	2,012
Amortization of Officer Share Grants	—	—	78	—	—	78

Balance, June 30, 2003 (Unaudited)	39,286	$393	$(380)	$330,808	$(8,498)	$322,323

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2003	2002
Cash Flow From Operating Activities
Net income	$22,502	$28,141
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(3,838)
Depreciation and amortization	16,318	14,014
Provision for losses on accounts receivable	972	405
Changes in other assets	(939)	(1,250)
Changes in other liabilities	2,184	890
Share grants	108	64

Net cash provided by operating activities	41,145	38,426

Cash Flow From Investing Activities
Real estate acquisitions, net*	(5,164)	(43,562)
Capital improvements to real estate	(9,938)	(12,071)
Non-real estate capital improvements	(61)	(60)
Net cash received for sale of real estate	—	5,813

Net cash used in investing activities	(15,163)	(49,880)

Cash Flow From Financing Activities
Line of credit (repayments)/borrowings, net	(50,750)	32,000
Dividends paid	(28,446)	(26,746)
Principal payments—mortgage notes payable	(575)	(567)
Net proceeds from debt offering	59,369	—
Net proceeds from the exercise of share options	2,013	4,455

Net cash (used in) provided by financing activities	(18,389)	9,142

Net increase (decrease) in cash and cash equivalents	7,593	(2,312)
Cash and cash equivalents, beginning of period	13,076	26,441

Cash and cash equivalents, end of period	$20,669	$24,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,342	$13,264

Non-cash Transactions:

*	On January 24, 2003, WRIT purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. WRIT assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $5.2 million amount shown as 2003 acquisitions or in amount shown as proceeds from debt offering.

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

JUNE 30, 2003

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three or six months ended June 30, 2003 and June 30, 2002. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

	For the three months ended June 30,		For the six months ended June 30,
Pro-forma Information	2003	2002	2003	2002
(In thousands, except per share data)
Net income[1], as reported	$11,288	$11,813	$22,502	$28,141
Stock-based employee compensation expense determined under fair value based method	(189)	(219)	(378)	(439)

Pro-forma net income	$11,099	$11,594	$22,124	$27,702
Earnings per share:
Basic—as reported	$0.29	$0.30	$0.57	$0.72
Basic—pro-forma	$0.28	$0.30	$0.56	$0.71
Diluted—as reported	$0.29	$0.30	$0.57	$0.72
Diluted—pro-forma	$0.28	$0.29	$0.56	$0.71

[1]	Includes amortization of compensation expense of $54 and $27 for the quarters ended June 30, 2003 and June 30, 2002, respectively, for officer and trustee share grants.

Shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested on date of grant. Trustee shares are granted at year-end and accrued ratably throughout the year. WRIT recognizes compensation expense for trustee share grants when issued and for officer share grants over the vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of officer share grants is treated as deferred compensation in the accompanying Statement of Shareholders’ Equity.

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

JUNE 30, 2003

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

NOTE 3: REAL ESTATE INVESTMENTS

WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

June 30, 2003 (in thousands)
Office buildings	$467,506
Industrial/Flex Centers	149,431
Multifamily Properties	114,286
Retail centers	144,406

$875,629

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

WRIT acquired the following properties during 2003:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 2003	Fullerton Industrial Center	Industrial	137,405	$10,600
May 2003	718 Jefferson Street(1)	Retail	5,000	$1,100

(1)	718 Jefferson Street, in Alexandria, Virginia, was acquired to complete WRIT’s ownership of the entire block of 800 S. Washington Street. The block is now in the preliminary stages of development.

WRIT accounted for the acquisition using the purchase method of accounting. WRIT allocates the purchase price to the land and building based on consideration of the assessed value of the property at the time of acquisition, valuations of comparable properties, absorption costs, foregone recovery costs and market replacement costs. In addition, beginning in 2002, WRIT allocates a portion of the purchase price to lease intangibles, when applicable, for in place operating leases acquired, based on SFAS No. 141, “Business Combinations.” The results of

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

operations of the acquired properties are included in the consolidated statements of income as of the acquisition date.

NOTE 4: MORTGAGE NOTES PAYABLE

	June 30, 2003	December 31, 2002
	(in thousands)

On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT’s acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$19,512	$19,779

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT’s acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	8,019	8,125

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and The Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for WRIT’s acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $9.3 million resulting in an adjustment to the basis of this property.	8,914	9,047

On January 24, 2003, WRIT assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for WRIT’s acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77 percent per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $6.8 million resulting in an adjustment to the basis of the property.	6,756	—

	$93,201	$86,951

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Scheduled principal payments for the remaining six months in 2003 and the remaining years subsequent to December 31, 2003 are as follows:

(in thousands)
2003	$610
2004	1,288
2005	26,824
2006	6,633
2007	7,846
Thereafter	50,000

Total	$93,201

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

WRIT has two unsecured lines of credit: a $25.0 million line of credit (“Credit Facility No. 1”) and a $50.0 million line of credit (“Credit Facility No. 2”).

Credit Facility No. 1

WRIT had $0 outstanding as of June 30, 2003 related to Credit Facility No. 1. At June 30, 2003, $25.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements.

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

Credit Facility No. 2

WRIT had $0 outstanding as of June 30, 2003 related to Credit Facility No. 2. At June 30, 2003 $50.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which WRIT has met as of June 30, 2003. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

The covenants under one of the line of credit agreements require WRIT to insure its properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes, discussed in Note 6, require WRIT to keep all of its insurable properties insured against loss or damage at least equal to their then full insurable value. WRIT’s insurance policies include terrorism coverage; however, the Trust’s financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

NOTE 6: NOTES PAYABLE

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on the Trust’s lines of credit and to finance acquisitions and capital improvements. These notes do not require any principal payment and are due in full at maturity. WRIT intends to pay off the $50.0 million unsecured note due August 13, 2003 with an advance on its lines of credit.

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

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of June 30, 2003.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Scheduled maturity dates of securities for the remaining six months in 2003 and the remaining years subsequent to December 31, 2003 are as follows:

(in thousands)
2003	$50,000
2004	55,000
2005	—
2006	50,000
2007	—
Thereafter	170,000

$325,000

NOTE 7: BENEFIT PLANS

During 1996, WRIT adopted an Incentive Compensation Plan for its senior personnel, which provides share options under the Incentive Stock Option Plan and share grants under the Share Grant Plan based on financial performance of the Trust. Under the Incentive Stock Option Plan, options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. The unvested portion is recognized as deferred compensation in the accompanying Statement of Shareholders’ Equity. Trustee share grants are fully vested upon issuance and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

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

The Trust has adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $0.8 million at June 30, 2003.

WRIT established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. WRIT recognized $0.1 million as the current service cost for the quarter ended June 30, 2003.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income and diluted average shares:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted per share calculations:
Net income	$11,288	$11,813	$22,502	$24,385

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts—weighted average shares	39,241	39,056	39,207	38,978
Effect of dilutive securities:
Employee stock option and awards	211	293	180	259

Denominator for diluted per share amounts	39,452	39,349	39,387	39,237

NOTE 9: SEGMENT INFORMATION

WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multifamily Properties and Retail Centers. For the three months ended June 30, 2003 Office Buildings, which include medical office buildings, represented 52 percent of real estate rental revenue and provide office space for various professions and businesses. Industrial/Flex Centers represented 14 percent of real estate rental revenue and are used for warehousing, distribution and related offices. Multifamily Properties represented 18 percent of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represented the remaining 16 percent of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Segment Information:

	(in thousands)
	Three Months Ended June 30, 2003
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$20,529	$5,402	$7,069	$6,481	$—	$39,481
Other income	—	—	—	—	132	132

	20,529	5,402	7,069	6,481	132	39,613
Expenses
Real estate expenses	5,863	1,194	2,738	1,440	—	11,235
Interest expense	381	258	1,071	—	5,871	7,581
Depreciation and amortization	4,520	1,321	1,091	888	425	8,245
General and administration	—	—	—	—	1,264	1,264

	10,764	2,773	4,900	2,328	7,560	28,325

Net Income	$9,765	$2,629	$2,169	$4,153	$(7,428)	$11,288

Capital expenditures (excluding real estate acquisitions)	$3,359	$301	$1,536	$540	$35	$5,771

Total assets	$397,984	$130,536	$81,384	$127,184	$32,770	$769,858

	(in thousands)
	Three Months Ended June 30, 2002
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$19,870	$5,336	$7,188	$5,162	$—	$37,556
Other income	—	—	—	—	228	228

	19,870	5,336	7,188	5,162	228	37,784
Expenses
Real estate expenses	5,925	1,268	2,527	1,083	—	10,803
Interest expense	391	161	1,076	155	5,105	6,888
Depreciation and amortization	3,865	1,196	1,044	646	302	7,053
General and administration	—	—	—	—	1,227	1,227

	10,181	2,625	4,647	1,884	6,634	25,971
Net Income	$9,689	$2,711	$2,541	$3,278	$(6,406)	$11,813

Capital expenditures (excluding real estate acquisitions)	$4,760	$110	$901	$926	$8	$6,705

Total assets	$382,595	$123,576	$80,314	$124,441	$35,246	$746,172

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

	(in thousands)
	Six Months Ended June 30, 2003
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$40,268	$10,815	$14,172	$13,187	$—	$78,442
Other income	—	—	—	—	240	240

	40,268	10,815	14,172	13,187	240	78,682
Expenses
Real estate expenses	11,965	2,513	5,419	2,941	—	22,838
Interest expense	704	495	2,144	—	11,285	14,628
Depreciation and amortization	8,917	2,652	2,151	1,758	840	16,318
General and administration	—	—	—	—	2,396	2,396

	21,586	5,660	9,714	4,699	14,521	56,180

Net Income	$18,682	$5,155	$4,458	$8,488	$(14,281)	$22,502

Capital expenditures (excluding real estate acquisitions)	$5,514	$326	$3,205	$893	$61	$9,999

	(in thousands)
	Six Months Ended June 30, 2002
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$39,794	$10,806	$14,224	$10,754	$—	$75,578
Other income	—	—	—	—	375	375

	39,794	10,806	14,224	10,754	375	75,953
Expenses
Real estate expenses	11,792	2,421	4,983	2,129	—	21,325
Interest expense	785	323	2,153	304	10,206	13,771
Depreciation and amortization	7,692	2,392	2,053	1,265	600	14,002
General and administration	—	—	—	—	2,470	2,470

	20,269	5,136	9,189	3,698	13,276	51,568

Income from continuing operations	19,525	5,670	5,035	7,056	(12,901)	24,385
Discontinued Operations:
Income (loss) from operations of disposed property	—	(82)	—	—	—	(82)
Gain on property disposed	—	3,838	—	—	—	3,838

Net Income	$19,525	$9,426	$5,035	$7,056	$(12,901)	$28,141

Capital expenditures (excluding real estate acquisitions)	$9,015	$310	$1,441	$1,305	$60	$12,131

NOTE 10: SUBSEQUENT EVENT

On August 7, 2003, WRIT executed a $60.0 million unsecured term note. Borrowings under this facility bear interest at LIBOR plus a spread based on WRIT’s credit rating on its publicly issued debt. The facility has an initial maturity of 60 days with an extension option. The proceeds of this borrowing were utilized as partial payment for the acquisition of 1776 G Street located in Washington, DC. WRIT paid $84.7 million for the eight-story building containing 262,053 rentable square feet of office space. To fund the acquisition, WRIT utilized the proceeds from the $60.0 million unsecured term note executed on the same day, $5.7 million of excess proceeds from the March 17, 2003 $60.0 million unsecured note and the balance of $19.0 million from an advance under its lines of credit.

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

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the quarter ended June 30, 2003.

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

RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

WRIT claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward-looking statements in this report. The following important factors, in addition to those discussed in WRIT’s 2002 Annual Report on Form 10-K under the caption “Risk Factors”, could affect WRIT’s future results and could cause those results to differ materially from those expressed in the forward-looking statements. These factors include (a) the economic health of WRIT’s tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets WRIT may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation or deflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) WRIT’s future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. WRIT undertakes no obligation to update its forward-looking statements or risk factors to reflect new information, future events, or otherwise.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Total revenues for the second quarter of 2003 increased 5.1% ($1.9 million) to $39.5 million from $37.6 million in the second quarter of 2002. Operating income increased 5.6% ($1.4 million) to $28.2 million from $26.8 million in the second quarter of 2002. Operating income is defined as real estate rental revenue less real estate expenses. Operating income is a relevant measure used by management to measure real estate operations performance prior to giving effect to interest expense, depreciation and amortization, and general and administrative expenses.

For the second quarter of 2003, WRIT’s office buildings had increases of 3.3% in revenues and 5.2% in operating income compared to the second quarter of 2002. These increases were primarily due to increased revenues as a result of increased rental rates, increased lease termination fees and a slight decrease in operating expenses offset by higher provisions for estimated losses on accounts receivable due in part to a larger portfolio as a result of the July 2002 acquisition of the Atrium Building. Real estate expenses decreased 1.0% in the second quarter of 2003 compared to the second quarter of 2002 due primarily to decreased utility costs as a result of milder temperatures.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Occupancy rates for the overall office portfolio increased from 89.3% in the second quarter of 2002 to 89.6% in the second quarter of 2003.

For the second quarter of 2003, WRIT’s industrial/flex centers revenues and operating income increased 1.2% and 3.4%, respectively, over the second quarter of 2002. These increases in revenue and operating income were primarily due to increased rental rates and to the January 2003 acquisition of Fullerton Industrial Center, offset by increased vacancy and in turn lower reimbursement income from pass through activity. Operating income further increased due to the $0.1 million (5.8%) decrease in real estate expenses due to lower common area maintenance expenses and decreased real estate tax expenses primarily as a result of a lower tax rate on Fairfax County Virginia 2003 tax assessments. Occupancy rates for the overall industrial portfolio decreased from 93.2% in second quarter 2002 to 87.2% in second quarter 2003 due to increased vacancy, primarily at the Ammendale and NVIP properties.

For the second quarter of 2003, WRIT’s multifamily revenues decreased 1.7% and operating income decreased 7.1% as compared to the second quarter of 2002. Revenue decreases were primarily due to increased vacancy due to 37 former HUD units and 4 additional units taken off the market for full renovation in 2003 at the Ashby. Operating income also decreased due to a $0.2 million (8.4%) increase in real estate expenses during second quarter 2003 primarily as a result of increased utility costs due to higher gas costs and usage, increased repairs and maintenance and higher real estate taxes. Occupancy rates decreased from 95.3% in the second quarter of 2002 to 91.1% in the second quarter of 2003.

For the second quarter of 2003, WRIT’s retail center revenues and operating income increased 25.6% and 23.6%, respectively, over the second quarter of 2002. These increases were primarily due to the acquisition of the Centre at Hagerstown in June 2002 and increased core portfolio revenues and operating income, offset in part by lower lease termination fees, percentage rent and increased provision for estimated losses on accounts receivable. Occupancy rates for the overall retail portfolio increased from 94.9% in second quarter 2002 to 95.8% in second quarter 2003.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Total revenues for the first six months of 2003 increased 3.8% ($2.8 million) to $78.4 million from $75.6 million for the first six months of 2002. Operating income increased 2.5% ($1.3 million) to $55.6 million from $54.3 million for the first six months of 2002.

For the first six months of 2003, WRIT’s office buildings had increases of 1.2% in revenues and 1.1% in operating income compared to the first six months of 2002. These increases were primarily due to increased rental rates offset by increased vacancy and higher provisions for estimated losses on accounts receivable. Real estate expenses increased 1.5% for the first six months of 2003 compared to the first six months of 2002 due primarily to increased insurance, repairs and maintenance and real estate taxes due in part to a larger portfolio as a result of the July 2002 acquisition of the Atrium Building.

For the first six months of 2003, WRIT’s industrial/flex centers had increases of 0.1% in revenues and decreases of 1.0% in operating income compared to the first six months of 2002. These increases in revenue were primarily due to increased rental rates and the January 2003 acquisition of Fullerton Industrial Center, offset by increased vacancy. The decrease in operating income was due to the $0.1 million (3.8%) increase in real estate expenses primarily due to more inclement weather and colder temperatures resulting in higher snow removal and utility costs offset in part by lower repairs and maintenance costs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the first six months of 2003, WRIT’s multifamily revenues decreased 0.4% and operating income decreased 5.3% as compared to the first six months of 2002. Revenue decreases were primarily due to increased vacancy as a result of the 37 former HUD units and 4 additional units taken off the market for full renovation in 2003 at the Ashby. Operating income further decreased due to a $0.4 million (8.6%) increase in real estate expenses during the first six months of 2003 primarily as a result of increased fuel and gas heating utility costs due to higher gas prices and usage, snow removal costs and increased repair and maintenance costs.

For the first six months of 2003, WRIT’s retail center revenues and operating income increased 22.6% and 18.8%, respectively, over the first six months of 2002. These increases were primarily due to the acquisition of the Centre at Hagerstown in June 2002 and increased core portfolio revenues and operating income, offset in part by lower lease termination fees, percentage rent and increased provision for estimated losses on accounts receivable.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Real estate expenses increased $0.4 million or 4.0% to $11.2 million for the second quarter of 2003 as compared to $10.8 million for the second quarter of 2002. This increase was primarily due to expenses relating to 2002 acquisitions of the Centre at Hagerstown, The Atrium Building and 1620 Wilson Boulevard, the January 2003 acquisition of Fullerton Industrial Center and the May 2003 acquisition of 718 Jefferson Street.

Depreciation and amortization expense increased $1.1 million or 16.9% to $8.2 million for the second quarter of 2003 as compared to $7.1 million for the second quarter of 2002. This was primarily due to the impact of the $58.1 million of acquisitions in 2002, the $12.0 million of acquisitions in 2003 and capital and tenant improvement expenditures for 2002 and the first six months of 2003, which totaled $25.1 million and $9.9 million, respectively.

Total interest expense increased $0.7 million or 10.1% to $7.6 million for the second quarter of 2003 as compared to $6.9 million for the second quarter of 2002. This increase was primarily attributable to the issuance of $60.0 million of medium term notes in March 2003, net of interest savings on the line of credit borrowings paid off with the proceeds of this note, and the assumption of a $6.8 million mortgage in January 2003 with the acquisition of Fullerton Industrial Center. For the second quarter of 2003, notes payable interest expense was $5.8 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.1 million. For the second quarter of 2002, notes payable interest expense was $5.0 million, mortgage interest expense was $1.8 million and lines of credit interest expense was $0.1 million.

General and administrative expenses increased $0.1 million or 3.0% to $1.3 million for the second quarter of 2003 as compared to $1.2 million for the second quarter of 2002. The change was primarily attributable to increased incentive compensation, higher pension plan expenses and insurance premiums offset in part by decreased legal costs, decreased corporate salaries due to lower staffing levels and lower administrative depreciation. For the second quarter of 2003, general and administrative expenses as a percentage of revenue were 3.2% as compared to 3.3% for the second quarter of 2002.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Real estate expenses increased $1.5 million or 7.1% to $22.8 million for the first six months of 2003 as compared to $21.3 million for the first six months of 2002. This increase was primarily due to expenses relating to properties acquired in 2002 and 2003 as well as significantly higher utility and snow removal costs in first quarter 2003 as a

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

result of more inclement weather and colder temperatures, as well as an increase in gas utility rates, increased insurance costs and higher real estate taxes.

Depreciation and amortization expense increased $2.3 million or 16.5% to $16.3 million for the first six months of 2003 as compared to $14.0 million for the first six months of 2002. This was primarily due to 2002 and year to date 2003 acquisitions of $58.1 million and $12.0 million, respectively, and 2002 and year to date capital and tenant improvement expenditures which totaled $25.1 million and $9.9 million, respectively.

Total interest expense increased $0.9 million or 6.2% to $14.7 million for the first six months of 2003 as compared to $13.8 million for the first six months of 2002. This increase was primarily attributable to the issuance of $60.0 million of medium term notes in March 2003, net of interest savings on the line of credit borrowings paid off with the proceeds of these notes, and the assumption of a $6.8 million mortgage in January 2003 with the acquisition of Fullerton Industrial Center. For the first six months of 2003, notes payable interest expense was $11.0 million, mortgage interest expense was $3.3 million and lines of credit interest expense was $0.4 million. For the first six months of 2002, notes payable interest expense was $10.1 million, mortgage interest expense was $3.6 million and lines of credit interest expense was $0.1 million.

General and administrative expenses and pension plan expenses decreased $0.1 million or 3.0% to $2.4 million for the first six months of 2003 as compared to $2.5 million for the first six months of 2002. The change was primarily attributable to increased incentive compensation offset by decreased legal costs and lower administrative depreciation. For the first six months of 2003, general and administrative expenses as a percentage of revenue were 3.1% as compared to 3.3% for the first six months of 2002.

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, unsecured and secured debt issuance (medium and long-term fixed interest rate debt), bank lines of credit and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured lines of credit, selling additional shares and/or the sale of medium or long-term unsecured or collateralized notes. The funds raised would be used for new acquisitions, capital improvements and other corporate purposes.

On March 17, 2003, WRIT sold $60.0 million of 5.125 percent unsecured notes due March 2013. The notes bear an effective interest rate of 5.125 percent. Total proceeds to the Trust, net of underwriting fees, were $59.4 million. WRIT used a portion of the proceeds of these notes to repay advances on WRIT’s lines of credit. The remaining proceeds will be used to finance acquisitions and capital improvements (See Note 10).

Management believes that WRIT has the liquidity and capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

WRIT anticipates that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. WRIT’s long-term fixed-rate notes payable have maturities ranging from August 2003 through February 2028 (see Note 6). WRIT intends to pay off the $50.0 million unsecured note due August 13, 2003 with an advance on its lines of credit.

WRIT has lines of credit in place from commercial banks for up to $75 million which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating (see Note 5). As of June 30, 2003, WRIT had no outstanding balances due under the lines of credit.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT met as of June 30, 2003.

WRIT acquired three properties in 2002 and two properties in 2003 (as of June 30) for total acquisition costs of $58.1 million and $12.0 million, respectively. The 2002 acquisitions were financed through proceeds from the disposals of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering in April 2001 and line of credit advances. The 2003 acquisitions were financed through the assumption of a $6.8 million mortgage, line of credit advances and the issuance of medium term notes.

Cash flow from operating activities totaled $41.1 million for the first six months of 2003, as a result of net income of $22.5 million, adding back depreciation and amortization of $16.3 million, decreases in other assets of $0.9 million, bad debt expense of $0.9 million and increases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $2.2 million. The increase in net cash flow from operating activities was due primarily to a larger property portfolio, increased rental rates and a higher trade accounts payable balance, offset by increased vacancy. Cash flow from operating activities totaled $38.4 million for the first six months of 2002, as a result of income from continuing operations of $28.1 million, adding back depreciation and amortization of $14.0 million, decreases in other assets of $1.3 million, bad debt expense of $0.4 million and increases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.9 million.

Net cash used in investing activities for the first six months of 2003 was $15.2 million, including real estate acquisitions of $5.2 million (net of a $6.8 million mortgage assumed at acquisition) and capital improvements to real estate of $9.9 million. Net cash used in investing activities from the first six months of 2002 was $49.9 million, including real estate acquisitions of $43.6 million and capital improvements to real estate of $12.1 million, offset by cash received from the sale of real estate of $5.8 million.

Net cash used in financing activities for the first six months of 2003 was $18.4 million, including line of credit repayments of $50.8 million, principal repayments on the mortgage notes payable of $0.6 million and $28.4 million in dividends paid. This was offset by the $59.4 million net proceeds from the $60.0 million 10 year notes issued in March 2003. Net cash flow provided by financing activities for the first six months of 2002 was $9.1 million, including line of credit borrowings of $32.0 million, share option exercises of $4.5 million, offset by principal repayments on the mortgage notes payable of $0.6 million and $26.7 million in dividends paid.

Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Six months ended June 30,				Year Ended December 31,
	2003		2002		2002		2001		2000
Earnings to fixed charges	2.5	x	2.8	x	2.7	x	2.8	x	2.6	x
Debt service coverage	3.5	x	3.6	x	3.6	x	3.6	x	3.4	x

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of the shareholders on May 22, 2003, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative Votes
Mr. John M. Derrick, Jr.	33,562,045 (97)%	957,224 (3)%
Mr. Charles T. Nason	33,726,619 (98)%	792,650 (2)%

Mr. Derrick and Mr. Nason were re-elected as Trustees. Trustees whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr., Mr. John P. McDaniel, Mr. Clifford M. Kendall, Ms. Susan J. Williams and Mr. David M. Osnos.

Item 5.	Other Information

None

Item 6.	(a) Exhibits and Reports on Form 8-K

Exhibits

(12) Computation of Ratios

(99.1) Certification—Chief Executive Officer

(99.2) Certification—Senior Vice President

(99.3) Certification—Chief Financial Officer

(99.4) Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Officer

(b) Reports on Form 8-K

1. March 17, 2003—Report pursuant to Item 5 and Item 7 regarding Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.

2. April 22, 2003—Report pursuant to Item 9 and Item 12 on the release of the Trust’s March 31, 2003 quarterly supplemental and earnings information.

3. July 22, 2003—Report pursuant to Item 9 and Item 12 on the release of the Trust’s June 30, 2003 quarterly supplemental and earnings information.

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

Date: August 8, 2003