Form 10-Q
period 2003-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2003-11-13
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2003 COMMISSION FILE NO. 1-6622

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

SHARES OF BENEFICIAL INTEREST AT OCTOBER 31, 2003 39,354,055

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2002 included in the Trust’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Part I

Item I. Financial Statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Land	$203,878	$169,045
Building	763,148	684,657

Total real estate, at cost	967,026	853,702
Accumulated depreciation	(168,524)	(146,912)

Total investment in real estate, net	798,502	706,790

Cash and cash equivalents	5,968	13,076
Rents and other receivables, net of allowance for doubtful accounts of $2,345 and $2,188, respectively	17,266	14,072
Prepaid expenses and other assets	25,412	22,059

Total Assets	$847,148	$755,997

Liabilities
Accounts payable and other liabilities	14,369	14,661
Advance rents	4,833	4,409
Tenant security deposits	6,276	6,495
Mortgage notes payable	92,909	86,951
Lines of credit/short-term note payable	132,500	50,750
Notes payable	275,000	265,000

	525,887	428,266

Minority interest	1,618	1,554

Shareholders’ Equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 39,354 and 39,168 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	394	392
Additional paid-in capital	332,261	328,797
Retained earnings (deficit)	(12,171)	(2,554)
Deferred compensation on restricted shares	(841)	(458)

Total Shareholders’ Equity	319,643	326,177

Total Liabilities and Shareholders’ Equity	$847,148	$755,997

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Real estate rental revenue	$41,109	$38,324	$119,551	$113,903
Other income	102	177	342	552

	41,211	38,501	119,893	114,455
Expenses
Real estate expenses	12,426	11,453	35,264	32,779
Interest expense	7,401	7,068	22,029	20,838
Depreciation and amortization	9,101	7,303	25,419	21,305
General and administrative	1,296	1,034	3,692	3,505

	30,224	26,858	86,404	78,427

Income from continuing operations	10,987	11,643	33,489	36,028

Discontinued operations:
Loss from operations of property disposed	—	—	—	(82)
Gain on property disposed	—	—	—	3,838

Net income	$10,987	$11,643	$33,489	$39,784

Per share information based on the weighted average of shares outstanding

Shares – Basic	39,311	39,134	39,242	39,030
Shares – Diluted	39,529	39,358	39,426	39,265
Income from continuing operations – Basic and Diluted	$0.28	$0.30	$0.85	$0.92

Net income per share – Basic	$0.28	$0.30	$0.85	$1.02

Net income per share – Diluted	$0.28	$0.30	$0.85	$1.01

Dividends paid per share	$0.3725	$0.3525	$1.0975	$1.0375

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands)

(Unaudited)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Retained Earnings (deficit)	Shareholders’ Equity
Balance, December 31, 2002	39,168	$392	$(458)	$328,797	$(2,554)	$326,177
Net income	—	—	—	—	33,489	33,489
Dividends	—	—	—	—	(43,106)	(43,106)
Share Options Exercised	167	2	—	2,964	—	2,966
Share Grants	19	—	(383)	500	—	117

Balance, September 30, 2003	39,354	$394	$(841)	$332,261	$(12,171)	$319,643

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2003	2002
Cash Flow From Operating Activities
Net income	$33,489	$39,784
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(3,838)
Depreciation and amortization	25,419	21,317
Provision for losses on accounts receivable	1,236	1,024
Share grants	161	110
Changes in other assets	(9,373)	(6,955)
Changes in other liabilities	(680)	(493)

Net cash provided by operating activities	50,252	50,949

Cash Flow From Investing Activities
Real estate acquisitions, net*	(91,306)	(58,074)
Capital improvements to real estate	(16,079)	(19,793)
Non-real estate capital improvements	(89)	(146)
Net cash received for sale of real estate	—	5,813

Net cash used in investing activities	(107,474)	(72,200)

Cash Flow From Financing Activities
Line of credit/short-term note payable borrowings	132,500	53,750
Line of credit/short-term note payable repayments	(50,750)	—
Senior note repayments	(50,000)	—
Dividends paid	(43,106)	(40,545)
Principal payments – mortgage notes payable	(865)	(7,529)
Net proceeds from debt offering	59,369	—
Net proceeds from the exercise of share options	2,966	4,952

Net cash provided by financing activities	50,114	10,628

Net decrease in cash and cash equivalents	(7,108)	(10,623)
Cash and cash equivalents, beginning of period	13,076	26,441

Cash and cash equivalents, end of period	$5,968	$15,818

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,888	$22,816

Non-cash Transactions:

*	On January 24, 2003, WRIT purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. WRIT assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $91.9 million amount shown as 2003 acquisitions or in amount shown as proceeds from debt offering.

See accompanying notes to financial statements

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

SEPTEMBER 30, 2003

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three, six or nine months ended September 30, 2003 and September 30, 2002. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

	For the three months ended September 30,		For the nine months ended September 30,
Pro-forma Information	2003	2002	2003	2002
(In thousands, except per share data)
Net income[1], as reported	$10,987	$11,643	$33,489	$39,784
Stock-based employee compensation expense determined under fair value based method	(189)	(219)	(566)	(658)

Pro-forma net income	$10,798	$11,424	$32,923	$39,126
Earnings per share:
Basic – as reported	$0.28	$0.30	$0.85	$1.02
Basic – pro-forma	$0.27	$0.29	$0.84	$1.00
Diluted – as reported	$0.28	$0.30	$0.85	$1.01
Diluted – pro-forma	$0.27	$0.29	$0.84	$1.00

[1]	Includes amortization of compensation expense of $54 and $46 for the quarters ended September 30, 2003 and September 30, 2002, respectively, for officer and trustee share grants.

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

SEPTEMBER 30, 2003

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

NOTE 3: REAL ESTATE INVESTMENTS

WRIT’s real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

September 30, 2003 (in thousands)
Office buildings	$556,435
Industrial/Flex Centers	149,734
Multifamily Properties	116,376
Retail centers	144,481

$967,026

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

WRIT acquired the following properties during the nine months ended September 30, 2003 (see Note: 10 Subsequent Event):

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 2003	Fullerton Industrial Center	Industrial	137,000	$10,600
May 2003	718 Jefferson Street (1)	Retail	5,000	$1,100
August 2003	1776 G Street	Office	262,000	$84,750

(1)	718 Jefferson Street, in Alexandria, Virginia, was acquired to complete WRIT’s ownership of the entire block of 800 S. Washington Street. The block is now in the preliminary stages of development.

WRIT accounted for the acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” WRIT allocates the purchase price to the acquired tangible assets, consisting of land, building and tenant improvements, and, if material, identified intangible assets and liabilities consisting of the value attributable to customer relationships, and the value of leases in place based on their fair values. The results of operations of the acquired properties are included in the consolidated statements of income as of the acquisition date.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,
(in thousands, except per share data, unaudited)	2003	2002
Real estate revenues	$41,873	$40,938
Net income	11,021	12,080
Diluted earnings per share	$0.28	$0.31

	Nine Months Ended September 30,
(in thousands, except per share data, unaudited)	2003	2002
Real estate revenues	$124,980	$121,744
Net income	34,277	41,094
Diluted earnings per share	$0.87	$1.05

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	September 30, 2003	December 31, 2002
	(in thousands)
On November 30, 1998, WRIT assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for WRIT’s acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$19,385	$19,779

On September 20, 1999, WRIT assumed an $8.7 million mortgage note payable as partial consideration for WRIT’s acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,965	8,125

On September 27, 1999, WRIT executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and The Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, WRIT assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for WRIT’s acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $9.3 million resulting in an adjustment to the basis of this property.	8,846	9,047

On January 24, 2003, WRIT assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for WRIT’s acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77 percent per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full. In accordance with the purchase method of accounting, the mortgage was recorded at its estimated fair value of $6.8 million resulting in an adjustment to the basis of the property.	6,713	—

	$92,909	$86,951

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

Scheduled principal payments for the remaining three months in 2003 and the remaining years subsequent to December 31, 2003 are as follows:

(in thousands)
2003	$308
2004	1,288
2005	26,834
2006	6,633
2007	7,846
Thereafter	50,000

Total	$92,909

NOTE 5: UNSECURED LINES OF CREDIT AND SHORT-TERM NOTE PAYABLE

WRIT has two unsecured lines of credit, one for $25.0 million (“Credit Facility No. 1”) and the other for $50.0 million (“Credit Facility No. 2”), and a $60.0 million short-term note payable (“Credit Facility No. 3”).

Credit Facility No. 1

WRIT had $22.5 million outstanding as of September 30, 2003 related to Credit Facility No. 1. At September 30, 2003, $2.5 million of this commitment was unused and available for subsequent acquisitions or capital improvements. Of the $22.5 million outstanding, $19.0 million was borrowed on August 7, 2003 to fund a portion of the purchase price for 1776 G Street, $2.0 million was borrowed on August 13, 2003 to fund the interest payment due on the $50.0 million unsecured note which matured on that same day, and the remaining $1.5 million was borrowed on August 27, 2003 for an earnest deposit towards the purchase price of Prosperity Medical Center which was purchased subsequent to September 30, 2003 (see Note 10: Subsequent Event). WRIT recognized $58,900 in interest expense on the outstanding balance, representing an average interest rate of 1.8% per annum, and $10,000 in interest expense on the unused commitment on this facility during the quarter.

Credit Facility No. 1 requires WRIT to pay the lender unused line of credit fees ranging from 0.25 percent to 0.35 percent per annum based on a sliding scale as usage is increased. These fees are payable quarterly. Advances under this agreement bear interest at either LIBOR plus a spread, or the higher of the Prime rate or the Federal Funds effective rate, at WRIT’s option, plus a spread based on WRIT’s credit rating on its publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 2

WRIT had $50.0 million outstanding as of September 30, 2003 related to Credit Facility No. 2. The $50.0 million outstanding was borrowed on August 13, 2003 to pay the principal due on the $50.0 million unsecured note sold on August 13, 1996 (see Note 6: Notes Payable). WRIT recognized $120,800 in interest expense on the outstanding balance, representing an average interest rate of 1.8% per annum, and $11,900 in interest expense on the unused commitment on this facility during the quarter.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

Credit Facility No. 2 requires WRIT to pay the lender unused line of credit fees at the rate of 0.2 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. The fee is paid quarterly in arrears. Advances under this agreement bear interest at LIBOR plus a spread or the Prime rate plus a spread, at WRIT’s option, or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 3

On August 7, 2003, WRIT executed a $60.0 million unsecured term note, the proceeds of which were utilized as partial payment for the acquisition of 1776 G Street. WRIT had $60.0 million outstanding as of September 30, 2003, related to Credit Facility No. 3. WRIT recognized $163,000 in interest expense on the outstanding balance during the quarter, representing an average interest rate of 1.8% per annum. With the acquisition of Prosperity Medical Center on October 9, 2003, WRIT increased this facility to $90.0 million and drew $27.0 million on the extension to fund a portion of the purchase price (see Note 10: Subsequent Event).

Borrowings under this facility bear interest at LIBOR plus a spread based on WRIT’s credit rating on its publicly issued debt. All outstanding advances under this facility are due and payable in February 2004. Interest only payments are due and payable every 14 days.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which WRIT has met as of September 30, 2003. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

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

NOTE 6: NOTES PAYABLE

On August 13, 1996 WRIT sold $50.0 million of 7.125 percent 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25 percent unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107 percent of par and the 10-year notes were sold at 98.166 percent of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bear an effective interest rate of 7.46 percent, and the 10-year notes bear an effective interest rate of 7.49 percent, for a combined effective interest rate of 7.47 percent. WRIT used the proceeds of these notes to repay advances on the Trust’s lines of credit and to finance acquisitions and capital improvements. WRIT paid off the $50.0 million unsecured note due August 13, 2003 with an advance under Credit Facility No. 2.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

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

On March 17, 2003, WRIT sold $60.0 million of 5.125 percent unsecured notes due March 2013. The notes bear an effective interest rate of 5.23 percent. Total proceeds to the Trust, net of underwriting fees, were $59.4 million. WRIT used portions of the proceeds of these notes to repay advances on WRIT’s lines of credit and to fund a portion of the purchase price of 1776 G Street.

These notes contain certain financial and non-financial covenants, all of which WRIT has met as of September 30, 2003.

Scheduled maturity dates of securities for the remaining three months in 2003 and the remaining years subsequent to December 31, 2003 are as follows:

(in thousands)
2003	$—
2004	55,000
2005	—
2006	50,000
2007	—
Thereafter	170,000

$275,000

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

The Trust has adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $0.9 million at September 30, 2003.

WRIT established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. WRIT recognized $0.1 million as the current service cost for the quarter ended September 30, 2003.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income and diluted average shares:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Numerator for basic and diluted per share calculations:
Net income	$10,987	$11,643	$33,489	$39,784
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	39,311	39,134	39,242	39,030
Effect of dilutive securities:
Employee stock option and awards	218	224	184	235

Denominator for diluted per share amounts	39,529	39,358	39,426	39,265

NOTE 9: SEGMENT INFORMATION

WRIT has four reportable segments: Office Buildings, Industrial/Flex Centers, Multifamily Properties and Retail Centers. For the three months ended September 30, 2003 Office Buildings, which include medical office buildings, represented 53% of real estate rental revenue and provide office space for various professions and businesses. Industrial/Flex Centers represented 14% of real estate rental revenue and are used for warehousing, distribution and related offices. Multifamily Properties represented 17% of real estate rental revenue and provide housing for families throughout the Washington Metropolitan area. Retail Centers represented the remaining 16% of real estate rental revenue and are typically neighborhood grocery store or drug store anchored retail centers.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

Segment Information:

	(in thousands)
	Three Months Ended September 30, 2003
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$21,931	$5,579	$7,128	$6,471	$—	$41,109
Other income	—	—	—	—	102	102

	21,931	5,579	7,128	6,471	102	41,211
Expenses
Real estate expenses	6,945	1,260	2,756	1,465	—	12,426
Interest expense	379	258	1,071	—	5,693	7,401
Depreciation and amortization	5,266	1,345	1,158	1,025	307	9,101
General and administration	—	—	—	—	1,296	1,296

	12,590	2,863	4,985	2,490	7,296	30,224

Net Income	$9,341	$2,716	$2,143	$3,981	$(7,194)	$10,987

Capital expenditures (excluding real estate acquisitions)	$3,157	$524	$2,169	$267	$52	$6,169

Total assets	$487,261	$130,005	$82,917	$127,656	$19,309	$847,148

	(in thousands)
	Three Months Ended September 30, 2002
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$19,484	$5,240	$7,205	$6,395	$—	$38,324
Other income	—	—	—	—	177	177

	19,484	5,240	7,205	6,395	177	38,501
Expenses
Real estate expenses	6,385	1,122	2,666	1,280	—	11,453
Interest expense	389	160	1,075	100	5,344	7,068
Depreciation and amortization	3,888	1,210	1,036	883	286	7,303
General and administration	—	—	—	—	1,034	1,034

	10,662	2,492	4,777	2,263	6,664	26,858

Net Income	$8,822	$2,748	$2,428	$4,132	$(6,487)	$11,643

Capital expenditures (excluding real estate acquisitions)	$3,978	$552	$1,838	$1,354	$86	$7,808

Total assets	$399,859	$123,083	$80,439	$127,285	$27,297	$757,963

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

	(in thousands)
	Nine Months Ended September 30, 2003
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$62,199	$16,394	$21,300	$19,658	$—	$119,551
Other income	—	—	—	—	342	342

	62,199	16,394	21,300	19,658	342	119,893
Expenses
Real estate expenses	18,910	3,773	8,175	4,406	—	35,264
Interest expense	1,083	753	3,215	—	16,978	22,029
Depreciation and amortization	14,183	3,997	3,309	2,783	1,147	25,419
General and administration	—	—	—	—	3,692	3,692

	34,176	8,523	14,699	7,189	21,817	86,404

Net Income	$28,023	$7,871	$6,601	$12,469	$(21,475)	$33,489

Capital expenditures (excluding real estate acquisitions)	$8,671	$850	$5,374	$1,160	$113	$16,168

	(in thousands)
	Nine Months Ended September 30, 2002
	Office Buildings	Industrial/Flex Centers	Multifamily	Retail Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$59,279	$16,046	$21,430	$17,148	$—	$113,903
Other income	—	—	—	—	552	552

	59,279	16,046	21,430	17,148	552	114,455

Expenses
Real estate expenses	18,177	3,543	7,649	3,410	—	32,779
Interest expense	1,173	482	3,227	405	15,551	20,838
Depreciation and amortization	11,582	3,603	3,087	2,147	886	21,305
General and administration	—	—	—	—	3,505	3,505

	30,932	7,628	13,963	5,962	19,942	78,427

Income from continuing operations	28,347	8,418	7,467	11,186	(19,390)	36,028
Discontinued Operations:
Income (loss) from operations of disposed property	—	(82)	—	—	—	(82)
Gain on property disposed	—	3,838	—	—	—	3,838

Net Income	$28,347	$12,174	$7,467	$11,186	$(19,390)	$39,784

Capital expenditures (excluding real estate acquisitions)	$12,993	$862	$3,279	$2,659	$146	$19,939

NOTE 10: SUBSEQUENT EVENT

On October 9, 2003, WRIT purchased Prosperity Medical Center (“Prosperity”) for a contract purchase price of $78.0 million. Prosperity consists of three multi-story office buildings containing a total of 255,000 rentable square feet of medical office space, a free standing parking garage, and an adjacent surface parking lot, located in Merrifield, Fairfax County, Virginia. On the date of acquisition, Prosperity was 98% leased.

With this acquisition, WRIT increased its $60.0 million unsecured term note executed on August 7, 2003 (Credit Facility No. 3) to $90.0 million and borrowed $27.0 million under this increased facility to fund a portion of the

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

purchase price. Funding for the remainder of the purchase price was provided by the assumption of existing mortgages on Prosperity totaling $49.8 million. The $36.1 million mortgage note payable secured by the property and improvements at 8501-8503 Arlington Blvd. bears interest at a fixed rate of 5.36% per annum and is payable in equal monthly installments of principal and interest determined using a 30-year amortization schedule. The $13.7 million mortgage note payable secured by the property and improvements at 8505 Arlington Blvd. bears interest at a fixed rate of 5.34% per annum and is payable in equal monthly installments of principal and interest determined using a 30 year amortization schedule. Both of the assumed mortgages mature May 1, 2013, with the outstanding principal balance on each loan due and payable at that time.

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

Impairment Losses on Long-Lived Assets

WRIT recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated operating cash flows of the property, WRIT would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the quarter ended September 30, 2003.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Federal Income Taxes

WRIT has qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. To maintain its status as a REIT, the company is required to distribute 90% of its ordinary taxable income to its shareholders. The company has the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. The company distributed all of its 2002 ordinary taxable income to its shareholders. Gain on sale of the property disposed during 2002 was reinvested in replacement properties; therefore, no capital gains were distributed to shareholders during this period. Accordingly, no provision for income taxes was necessary.

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

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Total revenues for the third quarter of 2003 increased 7.3% ($2.8 million) to $41.1 million from $38.3 million in the third quarter of 2002. Operating income increased 6.7% ($1.8 million) to $28.7 million from $26.9 million in the third quarter of 2002. Operating income is defined as real estate rental revenue less real estate expenses. Operating income is a relevant measure used by management to measure real estate operations performance prior to giving effect to interest expense, depreciation and amortization, and general and administrative expenses.

For the third quarter of 2003, WRIT’s office buildings had increases of 12.6% in revenues and 14.4% in operating income compared to the third quarter of 2002. These increases were primarily due to increased revenues as a result of increased rental rates, increased lease termination fees, decreased provisions for estimated losses on accounts receivable, the July 2002 acquisition of The Atrium Building and the August 2003 acquisition of 1776 G Street. Real estate expenses increased 8.8% in the third quarter of 2003 compared to the third quarter of 2002 due primarily to the acquisitions of The Atrium Building and 1776 G Street, increased legal costs and increased repairs and maintenance costs. Occupancy rates for the overall office portfolio increased from 87.6% in the third quarter

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

of 2002 to 87.8% in the third quarter of 2003. WRIT defines economic occupancy as actual rental revenues for the period indicated, as a percentage of gross potential rental revenues for that period. Contingent rent and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Hereafter in this discussion and analysis of financial condition and results of operations, “occupancy” refers to economic occupancy as defined.

For the third quarter of 2003, WRIT’s industrial/flex centers revenues and operating income increased 6.5% and 4.9%, respectively, over the third quarter of 2002. These increases in revenue and operating income were primarily due to increased rental rates and to the January 2003 acquisition of Fullerton Industrial Center, offset by increased vacancy. Real estate expenses increased 12.3% in the third quarter of 2003 compared to the third quarter of 2002 primarily due to the January 2003 acquisition of Fullerton Industrial Center, increased common area maintenance expense and increased repairs and maintenance costs due to major parking lot repairs across the portfolio. Occupancy rates for the overall industrial portfolio decreased from 93.0% in third quarter 2002 to 88.4% in third quarter 2003 due primarily to increased vacancy at three of WRIT’s Virginia industrial properties.

For the third quarter of 2003, WRIT’s multifamily revenues decreased 1.1% and operating income decreased 3.7% as compared to the third quarter of 2002. Revenue decreases were primarily due to increased vacancy attributable to 42 former HUD units and 4 additional market rate units taken off the market for full renovation in 2003 at the Ashby at McLean. Operating income also decreased due to a 3.4% increase in real estate expenses during third quarter 2003 primarily as a result of increased utility costs, increased administrative expenses due to higher salary and benefit costs, higher real estate taxes and higher insurance costs. Occupancy rates for the overall residential portfolio decreased from 94.6% in the third quarter of 2002 to 91.9% in the third quarter of 2003 due primarily to the units taken off the market at the Ashby at McLean.

For the third quarter of 2003, WRIT’s retail center revenues increased 1.2% and operating income decreased 2.1%, respectively, over the third quarter of 2002. Revenue increases were primarily due to increased rental rates and occupancy levels. Operating income decreases were primarily the result of a $0.2 million increase in real estate expenses in the third quarter of 2003. Real estate expense increases included increased common area maintenance costs and higher real estate taxes due to increased assessments and rates. Occupancy rates for the overall retail portfolio increased from 95.1% in third quarter 2002 to 95.8% in third quarter 2003.

REAL ESTATE RENTAL REVENUE AND OPERATING INCOME: Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Total revenues for the first nine months of 2003 increased 5.0% ($5.6 million) to $119.6 million as compared to $113.9 million for the first nine months of 2002. Operating income increased 3.9% ($3.2 million) to $84.3 million from $81.1 million for the first nine months of 2002.

For the first nine months of 2003, WRIT’s office buildings had increases of 4.9% in revenues and 5.3% in operating income compared to the first nine months of 2002. These increases were primarily due to the August 2003 acquisition of 1776 G Street and the July 2002 acquisition of the Atrium Building, offset partly by increases in vacancy and rent abatements, and higher provisions for estimated losses on accounts receivable. While the overall change in vacancy was an unfavorable $1.0 million, notable changes in occupancy included a favorable increase of $1.5 million at 7900 Westpark due to the lease-up of 116,000 square feet of vacant space in late March 2003, offset by unfavorable increases in vacancy at Maryland Trade Center II, 1700 Research Blvd., Tycon III, 7700 Leesburg Pike, 1600 Wilson Blvd. and 6110 Executive Blvd., due chiefly to tenant move-outs in the second and third quarters of 2003, and late in 2002. Real estate expenses increased 4.0% for the first nine months of 2003 compared to the first nine months of 2002 due primarily to the 1776 G Street and Atrium Building acquisitions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Occupancy rates for the overall office portfolio decreased from 89.0% year-to-date third quarter 2002 to 88.2% for the comparable period in 2003.

For the first nine months of 2003, WRIT’s industrial/flex centers had increases of 2.2% in revenues and 0.9% in operating income compared to the first nine months of 2002. These increases in revenue were primarily due to increased rental rates and the January 2003 acquisition of Fullerton Industrial Center, offset by increased vacancy. Real estate expenses increased 6.5% due primarily to the Fullerton acquisition. Occupancy rates for the overall industrial portfolio decreased from 93.6% year-to-date third quarter 2002 to 87.9% for the comparable period in 2003, due primarily to increased vacancy at three of WRIT’s Virginia industrial properties and one Maryland industrial property.

For the first nine months of 2003, WRIT’s multifamily revenues and operating income decreased 0.6% and 4.8%, respectively, as compared to the first nine months of 2002. Revenue decreases were driven by an increase in vacancy primarily as a result of the 42 former HUD units and 4 additional units taken off the market for full renovation in 2003 at the Ashby at McLean. Operating income decreased due to a 6.9% increase in real estate expenses during the first nine months of 2003 primarily as a result of increased utility costs, management compensation expense and snow removal costs. Occupancy rates for the overall residential portfolio decreased from 94.5% year-to-date third quarter 2002 to 91.3% for the comparable period in 2003 due primarily to the units taken off the market at the Ashby at McLean.

For the first nine months of 2003, WRIT’s retail center revenues and operating income increased 14.6% and 11.0%, respectively, over the first nine months of 2002. These increases were primarily due to the acquisition of the Centre at Hagerstown in June 2002, offset in part by lower lease termination fees, percentage rent and increased provision for estimated losses on accounts receivable. Real estate expenses increased 29.2% due primarily to the Hagerstown acquisition, as well as increased snow removal costs, parking lot maintenance and real estate taxes. Occupancy rates for the overall retail portfolio increased from 94.5% year-to-date third quarter 2002 to 95.9% for the comparable period in 2003.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Real estate expenses increased $0.9 million or 8.5% to $12.4 million for the third quarter of 2003 as compared to $11.5 million for the third quarter of 2002. This increase was primarily due to expenses relating to 2002 acquisitions of The Atrium Building and 1620 Wilson Boulevard, the January 2003 acquisition of Fullerton Industrial Center, the May 2003 acquisition of 718 Jefferson Street and the August 2003 acquisition of 1776 G Street.

Depreciation and amortization expense increased $1.8 million or 24.6% to $9.1 million for the third quarter of 2003 as compared to $7.3 million for the third quarter of 2002. This was primarily due to the impact of the $58.1 million of acquisitions in 2002, the $98.7 million of acquisitions in 2003 and capital and tenant improvement expenditures for 2002 and the first nine months of 2003, which totaled $25.1 million and $16.1 million, respectively.

Total interest expense increased $0.3 million or 4.7% to $7.4 million for the third quarter of 2003 as compared to $7.1 million for the third quarter of 2002. This increase was primarily attributable to the issuance of $60.0 million of medium term notes in March 2003, net of interest savings on the line of credit borrowings paid off with the proceeds of this note, the assumption of a $6.8 million mortgage in January 2003 with the acquisition of Fullerton Industrial Center and the issuance of the $60.0 million short-term note payable for the August 2003 acquisition of

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

1776 G Street, offset by the decrease in notes payable interest due to the August 2003 payoff of $50.0 million in Senior Notes Payable. For the third quarter of 2003, senior and medium term notes payable interest expense was $5.3 million, mortgage interest expense was $1.7 million and lines of credit/short-term note payable interest expense was $0.4 million. For the third quarter of 2002, senior and medium term notes payable interest expense was $5.1 million, mortgage interest expense was $1.7 million and lines of credit interest expense was $0.3 million.

General and administrative expenses increased $0.3 million or 25.3% to $1.3 million for the third quarter of 2003 as compared to $1.0 million for the third quarter of 2002. The change was primarily attributable to increased incentive compensation, accounting and legal fees and insurance premiums offset in part by decreased corporate salaries due to lower staffing levels, decreased shareholder expenses and lower administrative depreciation. For the third quarter of 2003, general and administrative expenses as a percentage of revenue were 3.2% as compared to 2.7% for the third quarter of 2002.

OPERATING EXPENSES AND OTHER RESULTS OF OPERATIONS: Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Real estate expenses increased $2.5 million or 7.6% to $35.3 million for the first nine months of 2003 as compared to $32.8 million for the first nine months of 2002. This increase was primarily due to expenses relating to properties acquired in 2002 and 2003 as well as significantly higher utility and snow removal costs in first quarter 2003 as a result of more inclement weather and colder temperatures, an increase in utility rates, increased insurance costs and higher real estate taxes.

Depreciation and amortization expense increased $4.1 million or 19.3% to $25.4 million for the first nine months of 2003 as compared to $21.3 million for the first nine months of 2002. This was primarily due to 2002 and year to date 2003 acquisitions of $58.1 million and $98.7 million, respectively, and 2002 and year to date 2003 capital and tenant improvement expenditures which totaled $25.1 million and $16.1 million, respectively.

Total interest expense increased $1.2 million or 5.7% to $22.0 million for the first nine months of 2003 as compared to $20.8 million for the first nine months of 2002. This increase was primarily attributable to the issuance of $60.0 million of unsecured notes in March 2003, net of interest savings on the line of credit borrowings paid off with the proceeds of this note, the assumption of a $6.8 million mortgage in January 2003 with the acquisition of Fullerton Industrial Center, the September 2002 pay off of the $7.8 million Frederick County Square mortgage and the issuance of the $60.0 million short-term note payable for the August 2003 acquisition of 1776 G Street, offset by a decrease in notes payable interest due to the August 2003 payoff of $50.0 million in Senior Notes Payable. For the first nine months of 2003, senior and medium term notes payable interest expense was $16.3 million, mortgage interest expense was $5.1 million, lines of credit/short-term note payable interest expense was $0.8 million and capitalized interest on development was a $0.2 million decrease to interest expense. For the first nine months of 2002, senior and medium term notes payable interest expense was $15.1 million, mortgage interest expense was $5.3 million and lines of credit interest expense was $0.5 million.

General and administrative expenses increased $0.2 million or 5.3% to $3.7 million for the first nine months of 2003 as compared to $3.5 million for the first nine months of 2002. The change was primarily attributable to increased incentive compensation, partially offset by decreased corporate salaries due to lower staffing levels and lower administrative depreciation. For the first nine months of 2003 and the first nine months of 2002, general and administrative expenses as a percentage of revenue were 3.1%.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

WRIT has utilized the proceeds of share offerings, unsecured and secured debt issuance (medium and long-term fixed interest rate debt), bank lines of credit, short-term facilities and cash flow from operations for its capital needs. Management believes that external sources of capital will continue to be available to WRIT from its existing unsecured lines of credit, selling additional shares and/or the sale of medium or long-term unsecured or collateralized notes. The funds raised would be used for new acquisitions, capital improvements and other corporate purposes.

On March 17, 2003, WRIT sold $60.0 million of 5.125 percent unsecured notes due March 2013. The notes bear an effective interest rate of 5.23 percent. Total proceeds to the Trust, net of underwriting fees, were $59.4 million. WRIT used portions of the proceeds of these notes to repay advances on WRIT’s lines of credit and to fund a portion of the purchase price for 1776 G Street.

Management believes that WRIT has the liquidity and capital resources necessary to meet all of its known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth.

WRIT anticipates that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. WRIT’s long-term fixed-rate notes payable have maturities ranging from November 2004 through February 2028. On August 13, 2003 WRIT paid off the $50.0 million unsecured note issued in August 1996 with an advance on one of its lines of credit.

WRIT has lines of credit and short-term facilities in place from commercial banks for up to $135 million which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. As of September 30, 2003, WRIT had $132.5 million outstanding under the lines of credit.

The senior and medium-term notes payable contain certain financial and non-financial covenants, all of which WRIT met as of September 30, 2003.

WRIT acquired three properties in 2002 and three properties in 2003 (as of September 30) for total acquisition costs of $58.1 million and $98.1 million, respectively. The 2002 acquisitions were financed through proceeds from the sales of 10400 Connecticut Avenue and 1501 South Capitol Street, proceeds of the public offering in April 2001 and line of credit advances. The 2003 acquisitions were financed through the assumption of a $6.8 million mortgage, line of credit advances, short-term notes payable and the issuance of unsecured notes.

Cash flow from operating activities totaled $50.3 million for the first nine months of 2003, as a result of net income of $33.5 million, adding back depreciation and amortization of $25.4 million, increases in other assets of $9.4 million, bad debt expense of $1.2 million and increases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.7 million. The increase in net cash flow from operating activities was due primarily to a larger property portfolio, increased rental rates and higher prepaid balances, offset by increased vacancy. Cash flow from operating activities totaled $50.9 million for the first nine months of 2002, as a result of income from continuing operations of $39.8 million, adding back depreciation and amortization of $21.3 million, increases in other assets of $7.0 million, bad debt expense of $1.0 million and decreases in liabilities (other than mortgage notes, senior notes and lines of credit payable) of $0.5 million.

Net cash used in investing activities for the first nine months of 2003 was $107.5 million, including real estate acquisitions of $91.3 million (net of a $6.8 million mortgage assumed at acquisition) and capital improvements to

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

real estate of $16.1 million. Net cash used in investing activities from the first nine months of 2002 was $72.2 million, including real estate acquisitions of $58.1 million and capital improvements to real estate of $19.8 million, offset by cash received from the sale of real estate of $5.8 million.

Net cash provided by financing activities for the first nine months of 2003 was $50.1 million, including line of credit repayments of $50.8 million, senior notes payable repayments of $50.0 million, principal repayments on the mortgage notes payable of $0.9 million and $43.1 million in dividends paid. This was offset by the lines of credit/short-term note payable borrowings of $132.5 million, $59.4 million net proceeds from the $60.0 million 10 year notes issued in March 2003 and share option exercises of $3.0 million. Net cash flow provided by financing activities for the first nine months of 2002 was $10.6 million, including line of credit borrowings of $53.8 million and share option exercises of $5.0 million, offset by principal repayments on the mortgage notes payable of $7.5 million and $40.5 million in dividends paid.

Rental revenue has been the principal source of funds to pay WRIT’s operating expenses, interest expense and dividends to shareholders.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Nine months ended September 30,		Year ended December 31,
	2003	2002	2002	2001	2000
Earnings to fixed charges	2.5x	2.7x	2.7x	2.8x	2.6x
Debt service coverage	3.6x	3.6x	3.6x	3.6x	3.4x

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Trust’s Chief Executive Officer and the Trust’s principal financial officers, of the effectiveness of the Trust’s disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Trust’s Chief Executive Officer and principal financial officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2003.

There have been no significant changes during the quarter covered by this report in the Trust’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities and Use of Proceeds

   None

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. (a) Exhibits and Reports on Form 8-K

        Exhibits

(12)	Computation of Ratios

(31.1)	Certification - Chief Executive Officer

(31.2)	Certification - Senior Vice President

(31.3)	Certification - Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and principal financial officers

(b)	Reports on Form 8-K

1.	March 17, 2003 – Report pursuant to Item 5 and Item 7 regarding Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.

2.	April 22, 2003 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s March 31, 2003 quarterly supplemental and earnings information.

3.	July 22, 2003 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s June 30, 2003 quarterly supplemental and earnings information.

4.	August 19, 2003 – Report pursuant to Item 2 and Item 7 regarding the acquisition of 1776 G Street dated August 7, 2003.

5.	October 17, 2003 – Amendment to Report pursuant to Item 2 and Item 7 regarding the acquisition of 1776 G Street dated August 7, 2003.

6.	October 24, 2003 – Report pursuant to Item 2 and Item 7 regarding the acquisition of Prosperity Medical Center dated October 9, 2003.

7.	November 3, 2003 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s September 30, 2003 quarterly supplemental and earnings information.

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

Date: November 13, 2003