Form 10-K
period 2003-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2004-03-12
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED    December 31, 2003         COMMISSION FILE NO.  1-6622

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES    ☒    NO    ☐

As of March 4, 2004 41,535,072 Shares of Beneficial Interest were outstanding. As of June 30, 2003, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,068,576,208 (based on the closing price of the stock on June 30, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

Part III of this Form 10-K is incorporated by reference from the Trust’s 2004 Notice of Annual Meeting and Proxy Statement.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

The Trust

Washington Real Estate Investment Trust (“WRIT,” the “Trust,” or the “company”) is a self-administered, self-managed, equity real estate investment trust (“REIT”). Our business consists of the ownership, operation and development of income-producing real properties. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed all of our 2003, 2002 and 2001 ordinary taxable income to our shareholders. Gains on sale of properties sold during 2002 and 2001 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary. Over the last five years, dividends paid per share have been $1.47 for 2003, $1.39 for 2002, $1.31 for 2001, $1.23 for 2000 and $1.16 for 1999.

We generally incur short-term floating rate debt in connection with the acquisition of real estate. We replace the floating rate debt with fixed-rate secured or unsecured term loans or senior notes, or repay the debt with the proceeds of sales of equity securities as market conditions permit. We may, in appropriate circumstances, acquire one or more properties in exchange for our equity securities or operating partnership units which are convertible into WRIT shares.

Our geographic focus is based on two principles:

1.	Real estate is a local business and is much more effectively selected and managed by owners located and with expertise in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and be diversified enough to withstand downturns in their primary industry.

We consider markets to be local if they can be reached from the Washington centered market within two hours by car. Our Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While we have historically focused most of our investments in the Greater Washington-Baltimore Region, in order to maximize acquisition opportunities we will and have considered investments within the two-hour radius described above. We also will consider opportunities to duplicate our Washington focused approach in other geographic markets which meet the criteria described above.

All of our Trustees, officers and employees live and work in the Greater Washington-Baltimore region and our officers average over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 39.

The Greater Washington, D.C. Economy

During the past twelve months, the Federal government has escalated its issuance of defense, intelligence, security, and healthcare contracts. This has resulted in several large office space lease transactions throughout the region by both the private sector and General Services Administration (“GSA”). However, there is still a substantial inventory of office space available for lease in Northern Virginia. Office leasing activity is increasing, which is expected to have a positive impact on the industrial and multifamily rental markets which have also been soft over the last two years.

Increased spending by the Federal government is likely to continue driving regional economic growth in 2004. According to Delta Associates / Transwestern Commercial Services (Delta):

•	12-month job growth through October 2003 was 0.8% for the region compared to negative 0.2% nationwide.

•	The Washington area unemployment rate was 3.2% in September 2003, down from 3.6% one year ago and well below the national rate of 6.1%.

•	Approximately 55,000 new jobs are projected for the region in 2004.

While growth is very important, from an investment perspective, economic stability is equally important. The Federal government, technology industries and the service sectors are the core industries in the Washington area economy. Increased spending by the Federal government is expected to continue driving regional economic growth. Federal government spending increased 10% in 2003 and accounts for 15% of the Gross Regional Product.

Greater Washington Real Estate Markets

The economic stability in the Greater Washington region has translated into stronger relative real estate market performance in each of our four sectors, compared to other national metropolitan regions analyzed by Delta:

Office Sector

•	Rents were flat on average in 2003 in the region as a whole. The District of Columbia experienced flat rental rate growth, while close-in Northern Virginia and suburban Maryland experienced declining rents.

•	Rents are expected to remain flat in the District of Columbia. Rents in suburban Maryland submarkets and Northern Virginia will likely begin to stabilize.

•	Direct vacancy was 8.9% (11.2% with sublet space included) at year-end 2003, up from 8.4% direct (11.6% with sublet space) at year-end 2002.

•	Vacancy rates remain among the lowest of any major metro area.

•	The overall vacancy rate is projected to remain in the 11% range over the next two years.

•	Net absorption totaled 3.4 million square feet, up from 2.4 million square feet in 2002.

•	Of the 12.1 million square feet of space under construction at year-end 2003, 65% was pre-leased.

Multifamily Sector

•	Overall, Class B apartment (our market segment) rents were flat in the Washington region in 2003. Suburban Maryland rents increased 1.2%, the District submarkets decreased 2.9% and Northern Virginia decreased 2.6%.

•	Rental rates are expected to stabilize over the next 12 months with continued concessions.

Grocery-Anchored Retail Centers Sector

The Washington Metro area market continues to be a strong retail market due to:

•	The highest per capita income of any major metro area in the U.S.

•	The healthiest regional economy in the U.S., generating 25,000 – 35,000 households per year since 1993.

•	Demand for retail space exceeding new development for nine of the past eleven years.

•	Overall market vacancy in grocery-anchored retail centers still remains low at 3.0% at year-end 2003, compared to 4.8% at year-end 2002.

•	Rents for in-line tenants rose 2.0% in 2003.

Industrial/Flex Sector

•	Average industrial rents remained flat in both suburban Maryland and Northern Virginia in 2003.

•	Rents are projected to remain flat in 2004, as vacancy rates hold steady.

•	Direct vacancy was 10.2% at year-end 2003 (11.4% with sublet space), down from 10.8% at year-end 2002 (12.3% with sublet space).

•	Of the 3.3 million square feet of industrial space under construction at year-end 2003, 10% was pre-leased, as compared to 3.6 million and 29%, respectively, at year-end 2002.

WRIT PORTFOLIO

As of December 31, 2003, we owned a diversified portfolio consisting of 11 retail centers, 29 office buildings, 9 multifamily buildings and 17 industrial/flex properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2003, 2002 and 2001 and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2003 were as follows:

Percent Leased December 31, 2003		Real Estate Rental Revenue
		2003	2002	2001
89%	Office buildings	53%	52%	55%
96%	Retail centers	16	15	13
91%	Multifamily	17	19	19
90%	Industrial	14	14	13

		100%	100%	100%

On a combined basis, our portfolio was 90% leased at December 31, 2003, 92% leased at December 31, 2002, and 97% leased at December 31, 2001.

Total rental revenue was $163.4 million for 2003, $152.9 million for 2002, and $147.3 million for 2001. During 2003, 2002 and 2001, we acquired six office buildings, three retail centers, one multifamily property and two industrial properties. During that same time frame, we sold one office property and one industrial property. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 2.3% of revenue in 2003, 2.7% of revenue in 2002, and 3.3% of revenue in 2001. All Federal government tenants in the aggregate accounted for approximately 2% of our 2003 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark, Federal Bureau of Investigation, Office of Personnel Management, U.S. Department of Consumer Affairs and the National Institutes of Health. WRIT’s larger non-Federal government tenants include World Bank, Sunrise Senior Living, Inc., Lockheed Corporation, Xerox, SunTrust Bank, Sun Microsystems, INOVA Health Systems, Northrop-Grumman, and International Monetary Fund.

We expect to continue investing in additional income producing properties. We only invest in properties which we believe will increase in income and value. Our properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

During the last three years, we have engaged in ground-up development in order to further strengthen our portfolio with long-term growth prospects. We currently have two development projects underway. The first is a 224-unit high-rise apartment building in Arlington, VA referred to as WRIT Rosslyn Center, with completion expected in mid-2005. The second is a mixed-use residential and retail property in Alexandria, VA referred to as South Washington Street, with completion expected in early 2006.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2003, 2002, and 2001 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons we employed was 266 as of February 29, 2004 including 201 persons engaged in property management functions and 65 persons engaged in corporate, financial, leasing and asset management functions.

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

RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 39.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that if our office, industrial, multifamily and retail properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, multifamily and retail properties:

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

All of our properties are located in the Greater Washington-Baltimore region. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect on us.

We face risks associated with property acquisitions.

We intend to continue to acquire properties that could continue to increase our size and alter the capital structure. Our acquisition activities and success may be exposed to the following risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors, including publicly traded real estate investment trusts, institutional investment funds and private investors;

•	even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable;

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•	we may be unable to finance acquisitions on favorable terms;

•	acquired properties may fail to perform as we expected in analyzing our investments; and

•	our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate.

We may acquire properties subject to liabilities and without recourse, or with limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon those properties, we may have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We will face new and different risks associated with property development.

The ground-up development of WRIT Rosslyn Center and South Washington Street, as opposed to renovation and redevelopment of an existing property, is a new activity for us. Developing properties, in addition to the risks historically associated with our business, presents a number of new and additional risks for us, including risks that:

•	the development opportunity may be abandoned after expending significant resources, if we are unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	the development and construction costs of the project may exceed original estimates;

•	construction and/or permanent financing may not be available on favorable terms or may not be available at all;

•	the project may not be completed on schedule as a result of a variety of factors, many of which are beyond our control, such as weather, labor conditions and material shortages, which would result in increases in construction costs and debt service expenses; and

•	occupancy rates and rents at the newly completed property may not meet the expected levels and could be insufficient to make the property profitable.

Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management’s time and attention.

We face potential difficulties or delays renewing leases or re-leasing space.

From 2004 through 2008, leases on our office, retail and industrial properties will expire on a total of approximately 73.5% of our rentable square feet, with leases on approximately 21% of our rentable square feet expiring in 2004, 17% in 2005, 16% in 2006, 9% in 2007 and 11% in 2008. We derive substantially all of our income from rent received from tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, we may not be able to relet the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2003 and 2002, the residential tenant retention rate was 53% and 59%, respectively.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

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

We face significant competition from developers, owners and operators of office, industrial, multifamily, retail and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Compliance or failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including office, industrial, retail and multifamily properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders. We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our cash flow and results from operations.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2004. Effective September 2003, we have a separate insurance policy covering losses caused by acts of terrorism, also in full force and effect until renewal in September 2004. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

Also, we have to renew our policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition, which would cause a decline in the market value of our securities.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

•	as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances, petroleum products, or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

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

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for mold, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•	the environmental assessments and updates did not identify all potential environmental liabilities;

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•	new environmental liabilities have developed since the environmental assessments were conducted; and

•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability to us.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We rely on borrowings under our credit facilities to finance acquisitions and development activities and for working capital. If we were unable to borrow under our credit facilities, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely affected.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Rising interest rates would increase our interest costs.

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to service debt and our ability to make distributions to shareholders. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks including other parties to the agreements not performing or that the agreements may be unenforceable.

Covenants in our debt agreements could adversely affect our financial condition.

Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain certain ratios, including total debt to assets, secured debt to total assets, debt service coverage and minimum ratios of unencumbered assets to unsecured debt. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

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

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

If we fail to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualified as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT.

If we fail to qualify as a REIT we could face serious tax consequences that could substantially reduce the funds available for payment of dividends for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and could be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified; and

•	all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.

In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a real estate investment trust could impair our ability to expand our business and raise capital, and could adversely affect the value of our shares.

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include:

•	level of institutional interest in us;

•	perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	attractiveness of securities of REITs in comparison to other companies taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock; and

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

Additional risk factors are discussed in the Liquidity and Capital Resources section beginning on page 34.

ITEM 2. PROPERTIES

The schedule on the following page lists our real estate investment portfolio as of December 31, 2003, which consisted of 66 properties.

As of December 31, 2003, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/03
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	92%
51 Monroe Street	Rockville, MD	1979	1975	210,000	77%
7700 Leesburg Pike	Falls Church, VA	1990	1976	147,000	62%
515 King Street	Alexandria, VA	1992	1966	78,000	95%
The Lexington Building	Rockville, MD	1993	1970	46,000	97%
The Saratoga Building	Rockville, MD	1993	1977	59,000	91%
Brandywine Center	Rockville, MD	1993	1969	35,000	100%
Tycon Plaza II	Vienna, VA	1994	1981	127,000	77%
Tycon Plaza III	Vienna, VA	1994	1978	151,000	64%
6110 Executive Boulevard	Rockville, MD	1995	1971	199,000	78%
1220 19th Street	Washington, D.C.	1995	1976	102,000	94%
Maryland Trade Center I	Greenbelt, MD	1996	1981	190,000	95%
Maryland Trade Center II	Greenbelt, MD	1996	1984	158,000	79%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	82%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999[1]	526,000	93%
8230 Boone Boulevard	Vienna, VA	1998	1981	58,000	72%
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	100%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	96%
600 Jefferson Plaza	Rockville, MD	1999	1985	115,000	95%
1700 Research Boulevard	Rockville, MD	1999	1982	103,000	91%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	96%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	94%
Courthouse Square	Alexandria, VA	2000	1979	113,000	96%
One Central Plaza	Rockville, MD	2001	1974	267,000	94%
The Atrium Building	Rockville, MD	2002	1980	81,000	94%
1776 G Street	Washington, D.C.	2003	1979	262,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	94%

Subtotal				3,843,000	89%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	146,000	87%
Concord Centre	Springfield, VA	1973	1960	76,000	97%
Wheaton Park	Wheaton, MD	1977	1967	72,000	96%
Bradlee	Alexandria, VA	1984	1955	168,000	100%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	50,000	87%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	99%
Shoppes of Foxchase	Alexandria, VA	1994	1960	128,000	97%
Frederick County Square	Frederick, MD	1995	1973	235,000	100%
1620 Wilson Boulevard	Arlington, VA	2002	1959	5,000	N/A
800 S. Washington Street[2]	Alexandria, VA	1998/2003[2]	1955/1959	56,000	88%
Centre at Hagerstown	Hagerstown, MD	2002	2000	334,000	97%

Subtotal				1,519,000	96%

1A 49,000 square foot addition to 7900 Westpark Drive was completed in September 1999.

2South Washington Street includes 5,000 square feet for the May 2003 acquisition of 718 E. Jefferson Street. 718 E. Jefferson Street was acquired to complete our ownership of the entire block of 800 S. Washington Street. The surface parking lot on this block is now in the preliminary stages of development.

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable* Square Feet	Percent Leased 12/31/03
Multifamily Buildings / # units
3801 Connecticut Avenue / 307	Washington, D.C.	1963	1951	177,000	96%
Roosevelt Towers / 190	Falls Church, VA	1965	1964	168,000	93%
Country Club Towers / 227	Arlington, VA	1969	1965	159,000	94%
Park Adams / 200	Arlington, VA	1969	1959	172,000	94%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	92%
The Ashby at McLean / 250	McLean, VA	1996	1982	244,000	78%
Walker House Apartments / 212[3]	Gaithersburg, MD	1996	1971/2003	154,000	89%
Bethesda Hill Apartments / 194	Bethesda, MD	1997	1986	226,000	90%
Avondale / 236	Laurel, MD	1999	1987	170,000	97%

Subtotal (2,095 units)				1,729,000	91%

Industrial Distribution/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980	104,000	95%
Pepsi-Cola Distribution Center	Forestville, MD	1987	1971	69,000	100%
Charleston Business Center	Rockville, MD	1993	1973	85,000	93%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	167,000	87%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	100%
The Earhart Building	Chantilly, VA	1996	1987	90,000	83%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	94%
Ammendale Technology Park II	Beltsville, MD	1997	1986	108,000	69%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	85%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	788,000	85%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	100%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	100%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	245,000	94%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	94%

Subtotal				2,619,000	90%

TOTAL				9,710,000

3A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*Multifamily buildings are presented in gross square feet.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 4, 1999, our shares began trading on the New York Stock Exchange. Currently, there are approximately 39,000 shareholders.

From 1971 through December 31, 1998, our shares were traded on the American Stock Exchange. Our shares were split 3-for-1 in March 1981, 3-for-2 in July 1985, 3-for-2 in December 1988, and 3-for-2 in May 1992.

The high and low sales price for our shares for 2003 and 2002, by quarter, and the amount of dividends we paid per share are as follows:

		Quarterly Share Price Range
Quarter	Dividends Per Share	High	Low
2003
4	$.3725	$31.28	$28.32
3.3725		29.72	26.51
2.3725		28.39	25.98
1.3525		26.28	23.95

2002
4	$.3525	$26.14	$22.30
3.3525		26.95	24.65
2.3525		30.15	26.79
1.3325		28.79	24.34

We have historically paid dividends on a quarterly basis. Dividends are normally paid based on our cash flow from operating activities.

ITEM 6. SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Real estate rental revenue	$163,405	$152,929	$147,283	$133,431	$117,961
Income from continuing operations	$44,887	$48,080	$47,425	$40,687	$35,782
Discontinued Operations:
Income (loss) from operations of property disposed	$—	$(82)	$632	$885	$610
Gain on property disposed	$—	$3,838	$—	$—	$—
Income before gain on sale of real estate	$44,887	$51,836	$48,057	$41,572	$36,392
Gain on sale of real estate	$—	$—	$4,296	$3,567	$7,909
Net income	$44,887	$51,836	$52,353	$45,139	$44,301
Income per share from continuing operations – diluted	$1.13	$1.22	$1.25	$1.13	$1.00
Earnings per share – diluted	$1.13	$1.32	$1.38	$1.26	$1.24
Total assets	$927,129	$755,997	$707,935	$633,415	$608,480
Lines of credit payable	$—	$50,750	$—	$—	$33,000
Mortgage notes payable	$142,182	$86,951	$94,726	$86,260	$87,038
Notes payable	$375,000	$265,000	$265,000	$265,000	$210,000
Shareholders’ equity	$378,748	$326,177	$323,607	$258,656	$257,189
Cash dividends paid	$58,605	$54,352	$49,686	$43,955	$41,341
Cash dividends paid per share	$1.47	$1.39	$1.31	$1.23	$1.16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to estimated useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

During 2003 we continued our long-standing strategy of focusing in the Greater Washington-Baltimore region, one of the most stable real estate markets in the country. The region posted positive job growth of approximately 1% in 2003 compared to the nation as a whole. The job growth occurred principally in the professional, government contracting and general business services sector, while the information and telecom sectors continued to lose jobs. During the second half of 2003 federal government agencies accelerated their contract issuance, prompting the GSA to increase its leasing activity in private sector properties. This is a very positive sign for continued economic growth in the region. Overall conditions in the region improved during the year, with continued strength in the retail sector and stabilizing rents in the office and industrial sectors, while the multifamily sector continued to be affected by the combination of overbuilding and a slow economic recovery.

GENERAL

During 2003, we completed the following significant transactions:

•	The acquisitions of 4 Office properties, 1 Retail property and 1 Industrial property, for an aggregate investment of $176.6 million, adding 659,000 square feet of rentable space.

•	The issuance of $60 million of 5.125% senior unsecured notes in March 2003 and $100 million of 5.25% senior unsecured notes in December 2003.

•	The payoff of $50 million of 7.125% senior unsecured notes in August 2003.

•	The issuance of 2.2 million shares of common stock in December 2003 for net proceeds of approximately $63 million.

•	The lease of 130,000 square feet to Sunrise Senior Living, Inc. at 7900 Westpark Drive.

•	The execution of new leases (including Sunrise Senior Living, Inc.) for 1.7 million square feet of office, retail and industrial space, combined.

During 2002, we completed the following significant transactions:

•	The acquisitions of 2 Retail properties and 1 Office property, for an aggregate investment of $58.1 million, adding 413,000 square feet of rentable space.

•	The disposition of 1 Industrial property for net proceeds of approximately $5.8 million.

•	The execution of new leases for 1.3 million square feet of office, retail and industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents are recorded when we have been informed of cumulative sales data exceeding the amount necessary. Thereafter, percentage rent is accrued based on subsequent sales.

In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Capital Expenditures

We capitalize those expenditures related to acquiring new assets, significantly increasing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

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

Beginning in 2002, we allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, based on SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, commissions, tenant improvements and other direct costs associated with obtaining a new tenant, discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Tenant Origination Cost”); (2) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases, both discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Net Lease Intangible”); and (3) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2003.

Federal Income Taxes

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2003, 2002 and 2001 ordinary taxable income to our shareholders. Gains on sale of properties disposed during 2002 and 2001 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2003, 2002 and 2001. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as either “core” or “non-core”. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired or sold during either of the periods being evaluated. Results for properties disposed of are classified as Discontinued Operations.

To provide more insight into our operating results, our discussion is divided into two main sections: (1) Consolidated Results of Operations where we provide an overview analysis of results on a consolidated basis and (2) Net Operating Income (“NOI”) where we provide a detailed analysis of core versus non-core property-level NOI results by segment. NOI is calculated as real estate rental revenue less real estate operating expenses.

Consolidated Results of Operations

Real Estate Rental Revenue

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	2003	2002	2001	2003 vs 2002	% Change	2002 vs 2001	% Change
Minimum base rent	$148,773	$138,935	$134,785	$9,838	7.1%	$4,150	3.1%
Recoveries from tenants	10,016	8,960	8,367	1,056	11.8%	593	7.1%
Parking and other tenant charges	4,616	5,034	4,131	(418)	(8.3%)	903	21.9%

	$163,405	$152,929	$147,283	$10,476	6.9%	$5,646	3.8%

Real estate rental revenue is comprised of (1) minimum base rent, which includes gross potential rental revenues recognized on a straight-line basis less a vacancy adjustment for space that is not leased, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $9.8 million (7.1%) in 2003 as compared to 2002 and $4.2 million (3.1%) in 2002 as compared to 2001. The increase in minimum base rent in 2003 was due primarily to the increase in rent from properties acquired in 2003 ($6.5 million) and 2002 ($3.2 million), combined with a $0.1 million increase in minimum base rent for core properties in 2003. The increase in minimum base rent in 2002 was due primarily to the increase in rent from properties acquired in 2002 ($3.2 million) and 2001 ($4.0 million), partially offset by a $2.1 million decline in minimum base rent for core properties in 2002 due to increased vacancies in the Office and Industrial sectors. Additionally, the sale of one property in 2001 resulted in a $0.9 million decline in minimum base rent.

As mentioned previously, minimum base rent for core properties in 2002 was impacted by increased vacancies. Vacancy is calculated as the inverse of economic occupancy, which represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. A summary of consolidated economic occupancy by sector follows:

Consolidated Economic Occupancy

	2003	2002	2001	2003 vs 2002	2002 vs 2001
Sector
Office	88.1%	88.7%	97.4%	(0.6%)	(8.7%)
Retail	96.0%	94.8%	95.7%	1.2%	(0.9%)
Multifamily	90.8%	93.7%	94.8%	(2.9%)	(1.1%)
Industrial	88.2%	93.7%	98.0%	(5.5%)	(4.3%)

Total	89.7%	91.1%	96.8%	(1.4%)	(5.7%)

Recoveries from tenants increased $1.1 million (11.8%) in 2003 as compared to 2002 and $0.6 million (7.1%) in 2002 as compared to 2001. The increase in recoveries from tenants in 2003 was due primarily to recoveries from properties acquired in 2003 ($0.5 million) and 2002 ($0.4 million). The increase in recoveries from tenants in 2002 was due primarily to recoveries from properties acquired in 2002 ($0.5 million) and 2001 ($0.8 million), partially offset by a $0.7 million decrease in tenant recoveries from core properties in 2002 due to increased vacancies.

Parking and other tenant charges decreased $0.4 million (8.3%) in 2003 as compared to 2002 and increased $0.9 million (21.9%) in 2002 as compared to 2001. The decrease in parking and other charges in 2003 was due primarily to a $0.9 million decline from core properties due to decreases in lease termination fees and percentage rent. Parking and other charges from properties acquired in 2003 and 2002 increased $0.5 million on a combined basis. The increase in parking and other charges in 2002 was due to a $0.9 million increase from core properties due primarily to increased lease termination fee income.

Real estate operating expenses

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2003	2002	2001	2003 vs 2002	% Change	2002 vs 2001	% Change
Property operating expenses	$35,307	$32,719	$31,528	$2,588	7.9%	$1,191	3.8%
Real estate taxes	12,555	11,186	10,205	1,369	12.2%	981	9.6%

	$47,862	$43,905	$41,733	$3,957	9.0%	$2,172	5.2%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services and supplies, common area maintenance and other operating expenses.

Real estate operating expenses as a percentage of revenue were 29% for 2003 and 2002 and 28% for 2001.

Real estate operating expenses increased $4.0 million (9.0%) in 2003 over 2002 due to a $2.6 million increase in property operating expenses and a $1.4 million increase in real estate taxes. $1.6 million of the increase in property operating expenses was driven by properties acquired in 2003 ($1.2 million) and 2002 ($0.4 million). Core property operating expenses increased $1.0 million due primarily to increases in administrative expenses, common area maintenance in the Retail segment and repairs and maintenance. Additionally, insurance costs increased as a result of a 29% increase in core property premiums and the addition of terrorism coverage. Real estate taxes increased $1.4 million due primarily to the properties acquired in 2003 and 2002 ($1.2 million combined).

Real estate operating expenses increased to $43.9 million in 2002 from $41.7 million in 2001 due to a $1.2 million increase in property operating expenses and a $1.0 million increase in real estate taxes. $1.1 million of the increase in property operating expenses was driven by properties acquired in 2002 ($0.4 million) and 2001 ($0.7 million). The increase in real estate taxes was due to properties acquired in 2002 and 2001 ($0.8 million combined), as well as increases in assessed value throughout much of the core portfolio. Additionally, insurance costs were higher in 2002 as a result of a 43% increase in core property premiums.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2003	2002	2001	2003 vs 2002	% Change	2002 vs 2001	% Change
Depreciation and amortization	$35,755	$29,200	$26,640	$6,555	22.4%	$2,560	9.6%
Interest expense	30,040	27,849	27,071	2,191	7.9%	778	2.9%
General and administrative	5,275	4,574	6,100	701	15.3%	(1,526)	(25.0%)

	$71,070	$61,623	$59,811	$9,447	15.3%	$1,812	3.0%

Depreciation and amortization expense increased $6.6 million (22.4%) to $35.8 million in 2003 from $29.2 million in 2002 due to total acquisitions of $176.6 million in 2003, $58.1 million in 2002 and capital and tenant improvement expenditures of $27.4 million and $25.1 million for 2003 and 2002, respectively. Of the $6.6 million increase in depreciation and amortization expense in 2003, $3.6 million was from core properties, $2.1 million was from properties acquired in 2003 and $0.8 million was from properties in acquired in 2002. Depreciation and amortization expense increased $2.6 million to $29.2 million in 2002 from $26.6 million in 2001 due to total acquisitions of $58.1 million in 2002, $67.8 million of acquisitions throughout 2001 and capital and tenant improvement expenditures of $25.1 million and $14.0 million for 2002 and 2001, respectively. Of the $2.6 million increase in depreciation and amortization expense in 2002, $0.7 million was from properties acquired in 2002, $1.1 million was from properties acquired in 2001 and $1.0 million was from core properties.

Interest expense increased $2.2 million (7.9%) to $30.0 million in 2003 from $27.8 million in 2002. The increase was primarily due to (1) the issuance of $60 million in 5.125% senior unsecured notes in March 2003, (2) the issuance of a $60 million short-term note payable in August of 2003, which was increased to $90 million in October 2003 and was subsequently refinanced in December 2003 with $100 million in 5.25% senior unsecured notes, in connection with the acquisitions of 1776 G Street and Prosperity Medical Center and (3) the assumption of a $6.8 million mortgage in January 2003 for the acquisition of Fullerton Industrial Center and $49.8 million in mortgages in October 2003 for the acquisition of Prosperity Medical Center. The increase to interest expense as a result of these borrowings ($4.1 million in total) was partially offset by lower interest expense of $1.4 million due to the payoff of $50 million in 7.125% senior notes in August 2003 and $0.4 million due to the payoff of the Frederick County Square mortgage in September 2002. Interest expense in 2003 included $21.2 million for notes payable, $7.4 million for mortgage interest and $1.5 million for lines of credit/short-term note payable interest.

Interest expense increased $0.7 million to $27.8 million in 2002 from $27.1 million in 2001. The increase was primarily due to the assumption of an $8.5 million mortgage in November 2001 for the acquisition of Sullyfield Commerce Center and a higher average unsecured line of credit balance outstanding in 2002 from funding acquisitions. Interest expense in 2002 included $20.0 million for notes payable, $7.0 million for mortgage interest and $0.8 million for lines of credit interest. Overall borrowing costs were lower in 2002 as a result of the decline in variable interest rates on the lines of credit even though a higher average balance was outstanding on the lines in 2002.

General and administrative expenses were $5.3 million for 2003 as compared to $4.6 million for 2002. The $0.7 million increase in 2003 was due primarily to increased incentive compensation. General and administrative expenses were $4.6 million for 2002 as compared to $6.1 million for 2001. The decrease in general and administrative expenses in 2002 from 2001 was primarily attributable to decreased incentive compensation as a result of our reduced rate of growth.

Discontinued Operations

Gain on disposal of real estate from discontinued operations was $3.8 million for the year ended December 31, 2002 as a result of the sale of 1501 South Capitol Street. Gain on sale of real estate was $4.3 million for the year ended December 31, 2001, resulting from the sale of 10400 Connecticut Avenue.

Net Operating Income

Real estate Net Operating Income (“NOI”), defined as real estate rental revenue less property level expenses, is the primary performance measure we use to assess the results of our operations at the property level. We provide NOI as a supplement to income from continuing operations calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent income from continuing operations calculated in accordance with GAAP. As such, it should not be considered an alternative to income from continuing operations as an indication of our operating performance. NOI is calculated as income from continuing operations, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to income from continuing operations is provided on the following page.

2003 VS 2002

The following tables of selected operating data provide the basis for our discussion of NOI in 2003 compared to 2002. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$148,668	$149,300	$(632)	(0.4%)
Non-core (1)	14,737	3,629	11,108	306.1%

Total Real Estate Rental Revenue	$163,405	$152,929	$10,476	6.9%

Real Estate Expenses
Core	$44,277	$43,111	$1,166	2.7%
Non-core (1)	3,585	794	2,791	351.5%

Total Real Estate Expenses	$47,862	$43,905	$3,957	9.0%

Net Operating Income
Core	$104,391	$106,189	$(1,798)	(1.7%)
Non-core (1)	11,152	2,835	8,317	293.4%

Total Net Operating Income	$115,543	$109,024	$6,519	6.0%

Reconciliation to Income from Continuing Operations
NOI	$115,543	$109,024
Other revenue	414	680
Interest expense	(30,040)	(27,849)
Depreciation and amortization	(35,755)	(29,200)
General and administrative expenses	(5,275)	(4,575)

Income from continuing operations	$44,887	$48,080

Economic Occupancy	2003	2002
Core	89.3%	91.1%
Non-core (1)	94.0%	92.2%

Total	89.7%	91.1%

(1)	Non-core properties include:

2003 acquisitions - 1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III, 718 Jefferson Street and Fullerton Industrial.

2002 acquisitions - The Atrium Building, 1620 Wilson Boulevard and Centre at Hagerstown.

We recognized NOI of $115.5 million in 2003, which was $6.5 million (6.0%) greater than in 2002 due largely to our acquisitions of 5 office buildings, 3 retail properties and one industrial property in 2002 and 2003, which added 1,072,000 square feet of net rentable space. These acquired properties contributed $11.2 million in NOI in 2003 (9.7% of total NOI).

Core properties experienced a $1.8 million (1.7%) decrease in NOI due to a $0.6 million decline in revenues combined with a $1.2 million increase in real estate expenses. The revenue decline was driven by increased vacancy in the Industrial, Multifamily and Office portfolios. The increase in core expenses was driven by the Multifamily and Retail sectors, which contributed $0.7 million and $0.4 million, respectively, to the increase as a result of increased utilities, property administrative costs, common area maintenance and operating services and supplies. Overall economic occupancy declined from 91% in 2002 to 90% in 2003. Core economic occupancy declined from 91% in 2002 to 89% in 2003. An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$78,229	$78,462	$(233)	(0.3%)
Non-core (1)	8,510	853	7,657	897.7%

Total Real Estate Rental Revenue	$86,739	$79,315	$7,424	9.4%

Real Estate Expenses
Core	$23,866	$23,865	$1	0.0%
Non-core (1)	2,126	249	1,877	753.8%

Total Real Estate Expenses	$25,992	$24,114	$1,878	7.8%

Net Operating Income
Core	$54,363	$54,596	$(234)	(0.4%)
Non-core (1)	6,384	605	5,780	955.4%

Total Net Operating Income	$60,747	$55,201	$5,546	10.0%

Reconciliation to Income from Continuing Operations
NOI	$60,747	$55,201
Other revenue	—	—
Interest expense	(2,083)	(1,621)
Depreciation and amortization	(20,258)	(15,866)
General and administrative expenses	—	—

Income from continuing operations	$38,406	$37,714

Economic Occupancy	2003	2002
Core	87.7%	88.8%
Non-core (1)	92.5%	82.6%

Total	88.1%	88.7%

(1)	Non-core properties include:

2003 acquisitions - 1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III

2002 acquisitions - The Atrium Building

The office sector recognized NOI of $60.7 million in 2003, which was $5.5 million (10.0%) higher than in 2002 due primarily to WRIT’s acquisition of the Atrium Building in 2002, 1776 G Street in August 2003 and Prosperity Medical Center in October 2003. The properties acquired in 2003 contributed $4.4 million to NOI, while NOI for the Atrium Building increased $1.3 million in 2003 over 2002.

Core office properties experienced a $0.2 million (0.4%) decrease in NOI due to a $0.2 million decline in revenues, while Core real estate expenses remained flat at $23.9 million. Core rental rates increased $1.1 million due to a 1% average increase in rates. The rental rate increase was driven by lease renewals at higher rates at several Maryland and Washington, D.C. properties, offset partially by rental rate decreases at several Northern Virginia properties, due to the lease-up of vacant space at lower contractual rates and a decline in market rates in that market. Core vacancy increased $1.0 million due to occupancy declines at all but seven of the properties. The lease-up of 116,000 square feet of vacant space at 7900 Westpark Drive in March 2003 and an additional 13,500 square feet in December 2003 to Sunrise Senior Living, Inc. partially offset this reduction in occupancy.

Both overall and core economic occupancy for the Office sector declined from 89% in 2002 to 88% in 2003.

During 2003, we executed new leases for 865,000 square feet of office space at an average rent increase of 10%.

Retail Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$21,479	$21,053	$426	2.0%
Non-core (1)	4,995	2,776	2,219	79.9%

Total Real Estate Rental Revenue	$26,474	$23,829	$2,645	11.1%

Real Estate Expenses
Core	$4,744	$4,321	$423	9.8%
Non-core (1)	1,177	545	632	116.0%

Total Real Estate Expenses	$5,921	$4,866	$1,055	21.7%

Net Operating Income
Core	$16,735	$16,732	$3	0.0%
Non-core (1)	3,818	2,231	1,587	71.1%

Total Net Operating Income	$20,553	$18,963	$1,590	8.4%

Reconciliation to Income from Continuing Operations
NOI	$20,553	$18,963
Other revenue	—	—
Interest expense	—	(405)
Depreciation and amortization	(3,975)	(3,021)
General and administrative expenses	—	—

Income from continuing operations	$16,578	$15,537

Economic Occupancy	2003	2002
Core	95.8%	94.6%
Non-core (1)	96.5%	96.2%

Total	96.0%	94.8%

(1)	Non-core properties include:
2003 acquisitions - 718 Jefferson Street
2002 acquisitions - 1620 Wilson Boulevard and Centre at Hagerstown

The retail sector recognized NOI of $20.6 million in 2003, which was $1.6 million (8.4%) greater than in 2002 due to WRIT’s acquisition of Centre at Hagerstown in June 2002.

NOI for core properties was flat at $16.7 million due to a $0.4 million increase in both revenues and expenses. Core retail revenues increased $0.4 million or 2.0%, due primarily to the average 3% increase in rental rates, combined with a 1% occupancy gain. Increases in rate and occupancy totaling $0.7 million were partially offset by decreased lease termination fee income and lower percentage rent. Core real estate expenses increased $0.4 million due primarily to higher common-area maintenance costs and real estate taxes.

During 2003, we executed new leases for 274,000 square feet of retail space at an average rent increase of 31%.

Multifamily Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$28,266	$28,530	$(264)	(0.9%)

Total Real Estate Rental Revenue	$28,266	$28,530	$(264)	(0.9%)

Real Estate Expenses
Core	$10,860	$10,148	$712	7.0%

Total Real Estate Expenses	$10,860	$10,148	$712	7.0%

Net Operating Income
Core	$17,406	$18,382	$(976)	(5.3%)

Total Net Operating Income	$17,406	$18,382	$(976)	(5.3%)

Reconciliation to Income from Continuing Operations
NOI	$17,406	$18,382
Other revenue	—	—
Interest expense	(4,284)	(4,300)
Depreciation and amortization	(4,550)	(4,128)
General and administrative expenses	—	—

Income from continuing operations	$8,572	$9,954

Economic Occupancy	2003	2002
Core/Total	90.8%	93.7%

Multifamily revenues declined $0.3 million due primarily to the renovation of 46 units taken off-market at The Ashby at McLean in the second half of 2003. At December 31, 2003, 22 units were renovated and available for lease. The vacancy impact of these units was $0.6 million, or 64% of this sector’s $0.9 million decrease in economic occupancy in 2003 versus 2002. All but two of the Multifamily properties experienced occupancy reductions resulting in a 3% decline in economic occupancy, while rental rates increased an average of 2%. Real estate expenses increased $0.7 million (7.0%) due primarily to increased marketing, heating and snow-removal costs in 2003 due to the marketing of new units at The Ashby at McLean and Walker House and the unusually harsh winter.

Industrial Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$20,694	$21,255	$(561)	(2.6%)
Non-core (1)	1,232	—	1,232	100.0%

Total Real Estate Rental Revenue	$21,926	$21,255	$671	3.2%
Real Estate Expenses
Core	$4,807	$4,777	$30	0.6%
Non-core (1)	282	—	282	100.0%

Total Real Estate Expenses	$5,089	$4,777	$312	6.5%

Net Operating Income
Core	$15,887	$16,478	$(591)	(3.6%)
Non-core (1)	950	—	950	100.0%

Total Net Operating Income	$16,837	$16,478	$359	2.2%

Reconciliation to Income from Continuing Operations
NOI	$16,837	$16,478
Other revenue	—	—
Interest expense	(1,008)	(641)
Depreciation and amortization	(5,467)	(4,930)
General and administrative expenses	—	—

Income from continuing operations	$10,362	$10,907

Economic Occupancy	2003	2002
Core	87.8%	93.7%
Non-core (1)	95.1%	n/a

Total	88.2%	93.7%

(1)	Non-core properties include Fullerton Industrial, acquired in 2003.

The industrial sector recognized NOI of $16.8 million in 2003, which was $0.4 million (2.2%) greater than in 2002 due to the acquisition of Fullerton Industrial in January 2003, which contributed $1.0 million in NOI.

Core properties experienced a $0.6 million (3.6%) decrease in NOI due to a $0.6 million decline in revenues, while real estate expenses remained relatively flat at $4.8 million. Core revenues declined $0.6 million due primarily to the decline in occupancy from 94% in 2002 to 88% in 2003. The increased vacancy was offset partially by core rental rate increases totaling $0.8 million due to a 4% average increase in rental rates.

During 2003, we executed new leases for 574,000 square feet of industrial space at an average rent increase of 2%.

2002 VERSUS 2001

The following tables of selected operating data provide the basis for our discussion of NOI in 2002 compared to 2001. All amounts are in thousands except for percentage amounts.

	Years Ended December 31,
	2002	2001	$ Change	% Change
Real Estate Rental Revenue
Core	$138,806	$140,649	$(1,843)	(1.3%)
Non-core (1)	14,123	6,634	7,489	112.9%

Total Real Estate Rental Revenue	$152,929	$147,283	$5,646	3.8%

Real Estate Expenses
Core	$40,287	$39,571	$716	1.8%
Non-core (1)	3,618	2,162	1,456	67.3%

Total Real Estate Expenses	$43,905	$41,733	$2,172	5.2%

Net Operating Income
Core	$98,519	$101,078	$(2,559)	(2.5%)
Non-core (1)	10,505	4,472	6,033	134.9%

Total Net Operating Income	$109,024	$105,550	$3,474	3.3%

Reconciliation to Income from Continuing Operations
NOI	$109,024	$105,550
Other revenue	680	1,686
Interest expense	(27,849)	(27,071)
Depreciation and amortization	(29,200)	(26,640)
General and administrative expenses	(4,575)	(6,100)

Income from continuing operations	$48,080	$47,425

Economic Occupancy	2002	2001
Core	90.7%	96.8%
Non-core (1)	96.1%	97.0%

Total	91.1%	96.8%

(1)	Non-core properties include:

2002 acquisitions – The Atrium Building, 1620 Wilson Boulevard and Centre at Hagerstown

2001 acquisitions – 1611 North Clarendon, One Central Plaza, Sullyfield Commerce Center

2001 dispositions – 10400 Connecticut Avenue

NOI increased $3.5 million (3.3%) to $109.0 million in 2002 as compared to $105.6 million in 2001 due largely to the acquisitions of 2 office buildings, 2 retail properties, 1 multifamily property and 1 industrial property in 2001 and 2002, which added 946,000 square feet of net rentable space. These acquired properties contributed $10.5 million in NOI in 2002 (9.6% of total NOI). Core properties experienced a $2.6 million (2.5%) decrease in NOI due to a $1.8 million decline in revenues combined with a $0.7 million increase in real estate expenses. The revenue decline was driven by lower core real estate revenue of $3.9 million in the Office sector and $0.8 million in the Industrial sector due primarily to increased vacancies. The increase in core real estate expenses was driven by the Multifamily ($0.4 million) and Retail ($0.3 million) sectors due to increased real estate taxes and property administrative costs. Both overall and core economic occupancy declined from 97% in 2001 to 91% in 2002. An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2002	2001	$ Change	% Change
Real Estate Rental Revenue
Core	$70,944	$74,794	$(3,850)	(5.1%)
Non-core (1)	8,371	6,229	2,142	34.4%

Total Real Estate Rental Revenue	$79,315	$81,023	$(1,708)	(2.1%)

Real Estate Expenses
Core	$21,660	$21,790	$(130)	(0.6%)
Non-core (1)	2,454	2,061	393	19.1%

Total Real Estate Expenses	$24,114	$23,851	$263	1.1%

Net Operating Income
Core	$49,284	$53,004	$(3,720)	(7.0%)
Non-core (1)	5,917	4,168	1,749	42.0%

Total Net Operating Income	$55,201	$57,172	$(1,971)	(3.4%)

Reconciliation to Income from Continuing Operations
NOI	$55,201	$57,172
Other revenue	—	499
Interest expense	(1,621)	(1,595)
Depreciation and amortization	(15,866)	(15,195)
General and administrative expenses	—	—

Income from continuing operations	$37,714	$40,881

Economic Occupancy	2002	2001
Core	88.1%	97.4%
Non-core (1)	94.9%	97.4%

Total	88.7%	97.4%

(1)	Non-core properties include:

2002 acquisitions—The Atrium Building

2001 acquisitions – One Central Plaza

2001 dispositions – 10400 Connecticut Avenue

During 2002, our office building revenues and NOI decreased by 2.1% and 3.4%, respectively, from 2001. These decreases were primarily due to decreased core revenue and NOI of $3.9 million and $3.7 million, respectively, as a result of lower occupancy levels, offset in part by the April 2001 acquisition of One Central Plaza and the July 2002 acquisition of the Atrium Building. Occupancy levels decreased significantly from 97% in 2001 to 89% in 2002 due primarily to 156,000 square feet of vacant space at 7900 Westpark Drive effective December 31, 2001.

Core revenues and NOI decreased 5.1% and 7.0%, respectively from 2001 to 2002. Rental rate increases throughout the office portfolio averaged 5%. These increases were offset by decreases in revenue and operating income which were the result of lower occupancy levels, primarily the large vacancy at 7900 Westpark Drive discussed above, decreased operating expense reimbursement income due to lower occupancy, decreased antenna rent as a result of the bankruptcy of several providers and increased repairs, maintenance and insurance costs.

During 2002, we executed new leases for 569,000 square feet of office space at an average rent increase of 11%.

Retail

	Years Ended December 31,
	2002	2001	$ Change	% Change
Real Estate Rental Revenue
Core	$21,053	$19,244	$1,809	9.4%
Non-core (1)	2,776	—	2,776	100.0%

Total Real Estate Rental Revenue	$23,829	$19,244	$4,585	23.8%

Real Estate Expenses
Core	$4,321	$3,996	$325	8.1%
Non-core (1)	545	—	545	100.0%

Total Real Estate Expenses	$4,866	$3,996	$870	21.8%

Net Operating Income
Core	$16,732	$15,248	$1,484	9.7%
Non-core (1)	2,231	—	2,231	100.0%

Total Net Operating Income	$18,963	$15,248	$3,715	24.4%

Reconciliation to Income from Continuing Operations
NOI	$18,963	$15,248
Other revenue	—	10
Interest expense	(405)	(635)
Depreciation and amortization	(3,021)	(2,339)
General and administrative expenses	—	—

Income from continuing operations	$15,537	$12,284

Economic Occupancy	2002	2001
Core	94.6%	95.7%
Non-core (1)	96.2%	100.0%

Total	94.8%	95.7%

(1)	Non-core properties include 1620 Wilson Boulevard and Centre at Hagerstown, acquired in 2002.

During 2002, our retail center revenues and NOI increased 24% over 2001. The change was primarily attributable to the June 2002 acquisition of the Centre at Hagerstown and increased rental rates across the retail center portfolio. Occupancy levels decreased slightly from 96% in 2001 to 95% in 2002.

Core retail center revenues and operating income increased 9.4% and 9.7%, respectively, from 2001 to 2002, due primarily to the 6% growth in retail center rental rates, other income in the form of lease termination fees and increased percentage rent, offset by a $0.3 million increase in operating expenses due to increased real estate taxes, property administration costs and insurance. Economic occupancy rates for the core group of retail properties averaged 95% in 2002 and 96% in 2001.

During 2002, we executed new leases for 203,000 square feet of retail space at an average rent increase of 24%.

Multifamily Sector

	Years Ended December 31,
	2002	2001	$ Change	% Change
Real Estate Rental Revenue
Core	$28,513	$27,449	$1,064	3.9%
Non-core (1)	17	6	11	183.3%

Total Real Estate Rental Revenue	$28,530	$27,455	$1,075	3.9%

Real Estate Expenses
Core	$10,135	$9,742	$393	4.0%
Non-core (1)	13	12	1	8.3%

Total Real Estate Expenses	$10,148	$9,754	$394	4.0%

Net Operating Income
Core	$18,378	$17,707	$671	3.8%
Non-core (1)	4	(6)	10	166.7%

Total Net Operating Income	$18,382	$17,701	$681	3.8%

Reconciliation to Income from Continuing Operations
NOI	$18,382	$17,701
Other revenue	—	22
Interest expense	(4,300)	(4,315)
Depreciation and amortization	(4,128)	(3,836)
General and administrative expenses	—	—

Income from continuing operations	$9,954	$9,572

Economic Occupancy	2002	2001
Core	93.7%	94.9%
Non-core (1)	n/a	0.0%

Total	93.7%	94.8%

(1)	Non-core properties include 1611 North Clarendon, acquired in 2001.

Multifamily revenues and operating income increased by 4% in 2002 over 2001. These increases were primarily the result of the 6% rental rate increase throughout the multifamily portfolio, offset by declining occupancy levels. Economic occupancy rates for multifamily properties averaged 94% in 2002 and 95% in 2001.

Core real estate expenses increased $0.4 million due primarily to higher real estate taxes, property administrative costs and insurance.

Industrial Sector

	Years Ended December 31,
	2002	2001	$ Change	% Change
Real Estate Rental Revenue
Core	$18,296	$19,162	$(866)	(4.5%)
Non-core (1)	2,959	399	2,560	641.6%

Total Real Estate Rental Revenue	$21,255	$19,561	$1,694	8.7%

Real Estate Expenses
Core	$4,171	$4,043	$128	3.2%
Non-core (1)	606	89	517	580.9%

Total Real Estate Expenses	$4,777	$4,132	$645	15.6%

Net Operating Income
Core	$14,125	$15,119	$(994)	(6.6%)
Non-core (1)	2,353	310	2,043	659.0%

Total Net Operating Income	$16,478	$15,429	$1,049	6.8%

Reconciliation to Income from Continuing Operations
NOI	$16,478	$15,429
Other revenue	—	6
Interest expense	(641)	(104)
Depreciation and amortization	(4,930)	(4,078)
General and administrative expenses	—	—

Income from continuing operations	$10,907	$11,253

Economic Occupancy	2002	2001
Core	92.7%	98.7%
Non-core (1)	100.0%	100.0%

Total	93.7%	98.8%

(1)	Non-core properties include Sullyfield Commerce Center, acquired in 2001.

Our industrial/flex revenues and NOI increased by 9% and 7%, respectively, in 2002 over 2001. These increases were primarily due to the 2001 acquisition of Sullyfield Commerce Center and increased rental rates across the sector. Occupancy levels decreased from 99% in 2001 to 94% in 2002 as a result of declines throughout the portfolio due primarily to more unfavorable economic conditions in 2002.

Core revenues and NOI decreased 4.5% and 6.6%, respectively, from 2001 to 2002 primarily as a result of decreased occupancy levels at most properties, offset by an average 4% increase in rental rates. Economic occupancy rates for the core group of industrial/flex properties averaged 93% in 2002 compared to 99% in 2001.

During 2002, we executed new leases for 544,000 square feet of industrial space leases at an average rent increase of 26%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are our real estate operations and our unsecured credit facilities. As of December 31, 2003, we had approximately $5.5 million in cash and cash equivalents and $75 million available for borrowing under our unsecured credit facilities. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to shareholders, to fund capital investments in our existing portfolio of operating assets, to fund operating and administrative expenses, and to fund new acquisitions and redevelopment activities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvement allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the current competitive leasing environment.

During 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $18 million to invest in our existing portfolio of operating assets, including approximately $2 million to fund tenant-related capital requirements;

•	Approximately $25 million to invest in our development projects;

•	Approximately $100 million to fund our expected property acquisitions;

•	$55 million to retire our 7.78% senior unsecured notes maturing November 2004, which we expect to pay at or before the scheduled maturity date from the proceeds of a new financing or borrowings under our credit facilities.

We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties, and to pay for construction in progress. However, as a result of general economic downturns, if our credit rating is downgraded, or if our properties do not perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time, however, the capital markets may not consistently be available on terms that are attractive.

In March and December 2003, respectively, we issued $60 million of 5.125% and $100 million of 5.25%, senior unsecured notes. Also in December, we issued 2.2 million shares of common stock for net proceeds of approximately $63 million.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facilities, to meet our borrowing needs. We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We would either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. At December 31, 2003, there were no derivative securities outstanding.

Typically we have obtained the ratings of two credit rating agencies in connection with the underwriting of our unsecured debt. As of December 31, 2003, Standard & Poors had assigned its A- rating to our senior unsecured debt offerings. Moody’s Investor Service has assigned its Baa1 rating to our senior unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position, or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our total debt at December 31, 2003 is summarized as follows:

(in thousands)

Fixed rate mortgages	$142,182
Unsecured credit facilities	—
Senior unsecured notes	375,000

$517,182

The $142.2 million in fixed rate mortgages, which includes $0.7 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 6.5% at December 31, 2003 and had a weighted average maturity of 7.9 years. There were no borrowings outstanding on our unsecured credit facilities at December 31, 2003.

Our primary external source of liquidity is our two revolving credit facilities. The first, Credit Facility No. 1, is a two-year, $25 million unsecured credit facility expiring in July 2004. The second, Credit Facility No. 2, is a three-year $50 million unsecured credit facility expiring in July 2005. The facilities carry an interest rate of 70 basis points over LIBOR, or 1.85% as of December 31, 2003. There were no outstanding balances under either credit facility at December 31, 2003.

Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of tangible fair market value of our unencumbered assets to aggregate unsecured debt; and

•	A maximum ratio of total debt to tangible fair market value of our assets.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

As of December 31, 2003, we were in compliance with our loan covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

We have senior unsecured notes outstanding at December 31, 2003 as follows:

(In thousands)	Note Principal
7.78% notes due 2004	$55,000
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
7.25% notes due 2028	50,000

$375,000

Our senior unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

We are in compliance with our senior unsecured notes covenants as of December 31, 2003.

As noted above, $55 million of senior unsecured notes mature in November 2004. We expect to pay the unsecured notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2003 and 2002.

(In thousands)	2003	2002
Common dividends	$58,605	$54,352
Minority interest distributions	89	215

	$58,694	$54,567

Cash flows from operations is an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased from $70.3 million in 2002 to $76.4 million in 2003 due in part to acquisitions completed in 2003. If our cash flows from operations were to decline significantly, we may be unable to sustain our dividend payment at its current rate.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2003, we had a residential project with 224 apartment units (WRIT Rosslyn Center) and a mixed-use project with 75 residential units and 3,000 square feet of retail space (South Washington Street) under development. Our total investment in WRIT Rosslyn Center is expected to be $53 million. As of December 31, 2003, we had invested $3 million in this project and we expect to fund approximately $24 million of the total project costs during 2004. Our total investment in South Washington Street is expected to be $17 million. As of December 31, 2003, we had invested $0.6 million in this project and we expect to fund approximately $1.0 million of the total project costs during 2004. In addition, we anticipate funding an additional $3.2 million for smaller redevelopment projects within our existing portfolio during 2004. We expect that our credit facilities will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. On March 10, 2004, we acquired 8880 Gorman Road, a 140,700 square foot industrial property located in Laurel, Maryland for $11.5 million utilizing funds from a draw on one of these credit facilities.

Below is a summary of certain contractual obligations that will require significant capital:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$740,516	$87,320	$133,461	$105,194	$414,541
Purchase obligations (2)	7,218	949	974	1,033	4,262
Estimated development commitments (3)	4,798	4,798	—	—	—
Tenant-related capital (4)	1,437	1,437	—	—	—
Building capital (5)	4,264	4,264	—	—	—
Operating leases	53	23	30	—	—

(1)	See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. Amounts include principal, interest and unused commitment fees.
(2)	Represent elevator maintenance contracts with terms through 2015.
(3)	Committed development obligations based on contracts in place as of December 31, 2003.
(4)	Committed tenant-related capital based on executed leases as of December 31, 2003.
(5)	Committed building capital additions based on contracts in place as of December 31, 2003.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance agreements which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. Our elevator maintenance contracts extend through 2015. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $2 million in 2004. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue to remain high into 2005.

Historical Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Cash provided by operating activities	$76.4	$70.3	$74.7	$6.1	$(4.4)
Cash used in investing activities	(147.5)	(77.5)	(65.7)	(70.0)	(11.8)
Cash provided by (used in) financing activities	63.5	(6.2)	11.0	69.7	(17.2)

Operations generated $76.4 million of net cash in 2003 compared to $70.3 million in 2002 and $74.7 million in 2001. The increase in cash flow from 2002 to 2003 was due primarily to the additional revenues from assets acquired in 2003. The decrease in cash flow from 2001 to 2002 was due primarily to decreases in occupancy throughout the portfolio, and decreased operating income as a result of a property sold. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $147.5 million in 2003, $77.5 million in 2002 and $65.7 million in 2001. The change in cash flows from investing activities in 2003 is due primarily to real estate acquisitions, net of assumed mortgages. The change in cash flows from investing activities in 2002 was due primarily to increased capital improvement expenditures ($25.1 million), as well as net cash received for sale of real estate ($5.8 million).

Our financing activities provided net cash of $63.5 million in 2003, used net cash of $6.2 million in 2002, and provided net cash of $11.0 million in 2001. The increase in net cash provided by financing activities in 2003 from 2002 is due primarily to proceeds raised in common share equity and unsecured debt offerings. The funds were used to pay off short-term borrowings and refinance notes payable with a maturity in 2003. The difference in net cash used by financing activities in 2002 from 2001 was due primarily to repayment of the Frederick County Square mortgage, a decline in proceeds from the exercise of share options and an increase in dividends paid.

CAPITAL IMPROVEMENTS

Capital improvements of $27.4 million were completed in 2003, including tenant improvements. Capital improvements to our properties in 2002 and 2001 were approximately $25.1 million and $14.0 million, respectively.

Our capital improvement costs for 2001 - 2003 were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Accretive capital improvements:
Acquisition related	$612	$1,360	$3,528
Expansions and major renovations/development	10,747	11,645	2,287
Tenant improvements	9,506	4,010	2,871

Total accretive capital improvements	20,865	17,015	8,686
Other:	6,548	8,068	5,329

Total	$27,413	$25,083	$14,015

Accretive Capital Improvements

Acquisition Related – These are capital improvements to properties acquired during the current and preceding two years which were anticipated at the time we acquired the properties. In 2003, the most significant of these improvements were made to The Atrium Building, Fullerton Industrial Center and Centre at Hagerstown. In 2002, the most significant of these improvements were made to One Central Plaza, Sullyfield Commerce Center and Courthouse Square. In 2001, the most significant of these improvements were made to Wayne Plaza, One Central Plaza, Courthouse Square and Avondale Apartments.

Expansions and Major Renovations/Development – Expansions increase the rentable area of a property. Major renovations are improvements sufficient to increase the income otherwise achievable at a property. 2003 expansions and major renovations included a lobby renovation at One Central Plaza, a 46-unit apartment renovation at The Ashby at McLean, continuation of the façade renovation at 1901 Pennsylvania Avenue, the addition of 16 apartment units at Walker House and a change to the entrance design at Country Club Towers. 2002 expansions and major renovations included costs incurred for a lobby renovation at 51 Monroe Street, the façade renovation at 1901 Pennsylvania Avenue and a façade renovation and roof replacement at Westminster Shopping Center. Expansion costs in 2001 included a façade renovation of Westminster Shopping Center.

In February 2001, we acquired an apartment building at 1611 North Clarendon Boulevard adjacent to our 1600 Wilson Boulevard office property and 1620 Wilson Boulevard retail property with the intent of developing a high-rise apartment building on that site utilizing the available density rights from both properties. This planned 224 unit development effort is referred to as WRIT Rosslyn Center and completion is expected in mid 2005. Development costs in each of the years presented included costs associated with the development of WRIT Rosslyn Center. In

May 2003, we acquired 718 E. Jefferson Street to complete our ownership of the entire block of 800 S. Washington Street, with the intent of developing a mixed-use property with 75 apartment units and 3,000 square feet of retail space. Completion of South Washington Street is expected in early 2006. Development costs in 2003 and 2002 included costs associated with the development of this project.

Tenant Improvements – Tenant Improvements are costs associated with commercial lease transactions such as carpeting and other space build-out.

Our average Tenant Improvement Costs for 2001-2003 per square foot of space leased were as follows:

	Year Ended December 31,
	2003	2002	2001
Office Buildings	$9.81	$4.58	$4.56
Retail Centers	$0.81	$1.76	$2.65
Industrial/Flex Properties	$1.91	$0.50	$0.17

The $5.23 increase in average tenant improvement costs per square foot of space leased for Office buildings in 2003 as compared to 2002 is primarily due to the payment of $3.5 million to one tenant at 7900 Westpark. The retail and industrial tenant improvement costs are substantially lower than office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office. Approximately 63% of our office tenants renewed their leases with us in 2003. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be re-incurred to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets, bathroom fixtures, and the like. These improvements, which are made as needed upon vacancy of an apartment totaled, $1.2 million in 2003 and averaged $1,409 for the 42% of apartments turned over in 2003. In addition, during 2003, we incurred repair and maintenance expenses of $6.5 million that were not capitalized, to maintain the quality of our buildings.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include the following statements with respect to the greater Washington real estate markets: (a) the expectation in time of more pro-active leasing by the government, (b) increased spending by the Federal Government is expected to drive regional economic growth; (c) office sector rents are expected to remain flat in the District of Columbia and will begin to stabilize in suburban Maryland submarkets and Northern Virginia; (d) the overall office sector vacancy rate is projected to remain in the 11% range over the next two years; (e) multifamily sector rents are expected to stabilize over the next 12 months; (f) the Washington Metro area market continues to be a strong retail market; (g) industrial sector rents are projected to remain flat in 2004 as vacancy rates hold steady; and (h) the regional industrial vacancy rate is projected to remain stable through year-end 2004. Such forward looking statements also include the following statements with respect to WRIT: (a) our intention to invest in properties that we believe will increase in income and value; (b) our belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; and (c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward looking statements also include other statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) competition; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy, and (q) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2003	2002	2001
Earnings to fixed charges	2.47x	2.71x	2.75x
Debt service coverage	3.53x	3.64x	3.63x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, plus interest costs capitalized.

We computed the debt service coverage ratio by dividing earnings before interest income and expense, depreciation, amortization and gain on sale of real estate by interest expense and principal amortization.

Funds From Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity real estate investment trusts (“REITs”), FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of WRIT’s liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminish predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented:

(In thousands)	2003	2002	2001
Net income	$44,887	$51,836	$52,353
Adjustments
Depreciation and amortization	35,755	29,200	26,640
Divestiture sharing distribution*	—	—	(537)
Gain on property disposed	—	(3,838)	(4,296)
Discontinued operations depreciation and amortization	—	11	95

FFO as defined by NAREIT	$80,642	$77,209	$74,255

*	Included in Other Revenue on the Statements of Income.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest-rate risk. Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate lines of credit. We primarily enter into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past we have used interest rate hedge agreements to hedge against rising interest rates in anticipation of imminent refinancing or new debt issuance.

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
(In thousands)
DEBT (all fixed rate and lines of credit)
Unsecured debt
Principal	$55,000	$—	$50,000	$—	$60,000	$210,000	$375,000	$396,575
Interest payments	$20,978	$17,055	$15,847	$13,430	$9,981	$95,748	$173,039
Average interest rate on debt maturities	7.89%	—	7.49%	—	6.74%	5.79%	6.48%
Mortgages
Principal amortization (30 year schedule)	$1,958	$27,549	$7,388	$8,642	$834	$95,811	$142,182	$147,809
Interest payments	$9,296	$8,640	$6,982	$6,218	$6,088	$12,982	$50,206
Average interest rate on debt maturities	6.62%	7.66%	5.87%	6.67%	5.35%	6.27%	6.55%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 48 to 72 are incorporated herein by reference to Item 15 (a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On April 26, 2002, we dismissed Arthur Andersen LLP, of Washington, D.C. as our independent accountants.

In connection with its audits for the two fiscal years ended December 31, 2001, and through March 31, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on our financial statements for such years.

The reports of Arthur Andersen LLP on our financial statements for the two years ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During 2000, 2001 and through March 31, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

New Independent Accountants

Upon the recommendation of our Audit Committee, our Board of Trustees approved the decision to change independent accountants. Effective April 26, 2002, Ernst & Young LLP was approved by our Board of Trustees as the new independent accountants. Effective October 2002, Ernst & Young LLP was engaged to re-audit and report on our consolidated financial statements for the years ending December 31, 2001 and 2000. Their report on the results of this re-audit is on page 36 of our Form 10-K for the fiscal year ended December 31, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to our 2004 Annual Meeting Proxy Statement.

ITEM	11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to our 2004 Annual Meeting Proxy Statement.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated herein by reference to our 2004 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	977,000	$21.99	1,257,000
Equity compensation plans not approved by security holders	—	—	— *

Total	977,000	$21.99	1,257,000

* We maintain a Share Grant Plan for officers and trustees. The aggregate number of shares which can be made the subject of awards under this Share Grant Plan, together with the aggregate number of shares issued either directly or in connection with the exercise of a stock option under any other plan maintained by the Trust, may not exceed three percent (3%) of the number of then-outstanding shares in any one calendar year and may not exceed, in the aggregate, during any five (5) year period, ten percent (10%) of the number of then-outstanding shares. As of December 31, 2003, 134,019 shares have been granted under this plan.

See Note 7 to the consolidated financial statements for a description of the Share Grant Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated herein by reference to our 2004 Annual Meeting Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material in our 2004 Annual Meeting Proxy Statement under the caption “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a). The following documents are filed as part of this Report:

3.	Exhibits:

3.	Declaration of Trust and Bylaws

(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.

(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.

(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.

(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.

(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.

4.	Instruments Defining Rights of Security Holders

(a)	Amended and restated credit agreement dated March 17, 1999 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender (successor by merger to The First National Bank of Chicago), and Bank One as agent. (1)

(b)	Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and SunTrust Bank, as agent. (1)

(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago.(2)

(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996.(2)

(e)	[Intentionally omitted]

(f)	Form of 2006 Notes.(2)

(g)	Form of MOPPRS Notes.(3)

(h)	Form of 30 year Notes.(3)

(i)	Remarketing Agreement.(3)

(j)	Form of 2004 fixed-rate notes.(4)

(k)	[Intentionally omitted]

(l)	Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent. (7)

(m)	Amended and restated credit agreement dated July 25, 2002, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement).(7)

(n)	Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.(8)

(o)	Form of 2013 Notes.(8)

(p)	Officers’ Certificate Establishing Terms of the Notes, dated December 8, 2003.(9)

(q)	Form of 2014 Notes.(9)

(r)	We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.	Management Contracts, Plans and Arrangements

(a)	Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr.(5)

(b)	1991 Incentive Stock Option Plan, as amended.5)

(c)	Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr.(5)

(d)	Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K.

(e)	Share Grant Plan.(6)

(f)	Share Option Plan for Trustees.(6)

(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2001 Form 10-K.

(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2001 Form 10-K.

(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.

(j)	Share Purchase Plan.(7)

(k)	Supplemental Executive Retirement Plan.(7)

12.	Computation of Ratio of Earnings to Fixed Charges

21.	Subsidiaries of Registrant

In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership, a Maryland limited partnership in which it owns 100% of the partnership interest.

In 1998, WRIT formed a subsidiary limited liability company, WRIT-NVIP, L.L.C., a Virginia limited liability company in which it owns 93% of the membership interest. The 7% minority ownership interest is discussed further in Note 2 to the financial statements.

In 2003, WRIT formed subsidiary limited liability companies WRIT 8501-8503, L.L.C. and WRIT 8505, L.L.C., both Delaware limited liability companies in which WRIT owns 100% of the membership interests.

23.	Consents

(a)	Consent of Ernst & Young LLP

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Senior Vice President

(c)	Certification – Chief Financial Officer

32.	Section 1350 Certifications

(a)	Written Statement of Chief Executive Officer and Chief Financial Officer

ITEM 15 (b). REPORTS ON FORM 8-K

October 9, 2003 – Report pursuant to Items 2 and 7 on the acquisition of Prosperity Medical Center, amended on December 8, 2003 to provide financial statements with respect to acquired property

November 4, 2003 – Report pursuant to Items 7 and 9

December 8, 2003 – Report pursuant to Items 5 and 7

December	11, 2003 – Report pursuant to Items 5 and 7

(1)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-K filed March 24, 2000.

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed December 11, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: March 12, 2004
	By:	/s/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Trustee	March 12, 2004

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	March 12, 2004

/s/ CLIFFORD M. KENDALL Clifford M. Kendall	Trustee	March 12, 2004

/s/ JOHN P. MCDANIEL John P. McDaniel	Trustee	March 12, 2004

/s/ CHARLES T. NASON Charles T. Nason	Trustee	March 12, 2004

/s/ DAVID M. OSNOS David M. Osnos	Trustee	March 12, 2004

/s/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	March 12, 2004

/s/ LAURA M. FRANKLIN Laura M. Franklin	Senior Vice President Accounting and Administration and Corporate Secretary	March 12, 2004

/s/ SARA L. GROOTWASSINK Sara L. Grootwassink	Chief Financial Officer	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 19, 2004

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(IN THOUSANDS)

	2003	2002
Assets
Land	$210,366	$169,045
Buildings and improvements	846,411	683,065

Total real estate, at cost	1,056,777	852,110
Accumulated depreciation	(177,983)	(146,912)

Total investment in real estate, net	878,794	705,198
Cash and cash equivalents	5,486	13,076
Rents and other receivables, net of allowance for doubtful accounts of $2,674 and $2,188, respectively	18,397	14,072
Prepaid expenses and other assets	24,452	23,651

Total assets	$927,129	$755,997

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$18,108	$14,661
Advance rents	5,322	4,409
Tenant security deposits	6,168	6,495
Mortgage notes payable	142,182	86,951
Lines of credit/short-term note payable	—	50,750
Notes payable	375,000	265,000

Total liabilities	546,780	428,266

Minority interest	1,601	1,554

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 41,607 and 39,168 shares issued and outstanding, respectively	416	392
Additional paid in capital	396,462	328,797
Distributions in excess of net income	(16,272)	(2,554)
Less: Deferred compensation on restricted shares	(1,858)	(458)

Total shareholders’ equity	378,748	326,177

Total liabilities and shareholders’ equity	$927,129	$755,997

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001
Revenue
Real estate rental revenue	$163,405	$152,929	$147,283
Other	414	680	1,686

	163,819	153,609	148,969

Expenses
Utilities	8,477	7,987	8,351
Real estate taxes	12,555	11,186	10,205
Repairs and maintenance	6,505	6,121	6,109
Property administration	4,392	4,069	3,046
Property management	4,980	4,655	4,619
Operating services and supplies	6,084	5,718	5,864
Common area maintenance	2,579	2,152	1,999
Other real estate expenses	2,290	2,017	1,540
Interest expense	30,040	27,849	27,071
Depreciation and amortization	35,755	29,200	26,640
General and administrative expenses	5,275	4,575	6,100

	118,932	105,529	101,544

Income from continuing operations	44,887	48,080	47,425
Discontinued operations:
Income (loss) from operations of property disposed	—	(82)	632
Gain on disposal	—	3,838	—

Income before gain on sale of real estate	44,887	51,836	48,057
Gain on sale of real estate	—	—	4,296

Net Income	$44,887	$51,836	$52,353

Income from continuing operations per share – basic	$1.14	$1.23	$1.26

Income from continuing operations per share – diluted	$1.13	$1.22	$1.25

Net income per share – basic	$1.14	$1.33	$1.39

Net income per share – diluted	$1.13	$1.32	$1.38

Weighted average shares outstanding – basic	39,399	39,061	37,674

Weighted average shares outstanding – diluted	39,600	39,281	37,951

Dividends paid per share	$1.47	$1.39	$1.31

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Deferred Compensation	Additional Paid in Capital	Distributions in excess of Net Income	Shareholders’ Equity
Balance, December 31, 2000	35,740	$357	$—	$261,004	$(2,705)	$258,656
Net income	—	—	—	—	52,353	52,353
Dividends	—	—	—	—	(49,686)	(49,686)
Share offering	2,535	25	—	53,083	—	53,108
Share options exercised and share grants	554	6	—	9,170	—	9,176

Balance, December 31, 2001	38,829	388	—	323,257	(38)	323,607
Net income	—	—	—	—	51,836	51,836
Dividends	—	—	—	—	(54,352)	(54,352)
Share options exercised and share grants	339	4	(458)	5,540	—	5,086

Balance, December 31, 2002	39,168	392	(458)	328,797	(2,554)	326,177
Net income	—	—	—	—	44,887	44,887
Dividends	—	—	—	—	(58,605)	(58,605)
Share offering	2,201	22	—	62,802	—	62,824
Share options exercised and share grants	238	2	(1,400)	4,863	—	3,465

Balance, December 31, 2003	41,607	$416	$(1,858)	$396,462	$(16,272)	$378,748

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
Cash flows from operating activities
Net income	$44,887	$51,836	$52,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(3,838)	(4,296)
Depreciation and amortization	35,755	29,212	26,736
Provision for losses on accounts receivable	1,835	1,335	1,011
Changes in other assets	(8,037)	(10,602)	(2,960)
Changes in other liabilities	1,950	2,402	1,811

Net cash provided by operating activities	76,390	70,345	74,655

Cash flows from investing activities
Real estate acquisitions, net*	(120,000)	(58,075)	(59,250)
Capital improvements to real estate	(27,413)	(25,083)	(14,015)
Non-real estate capital improvements	(107)	(188)	(538)
Net cash received for sale of real estate	—	5,813	8,115

Net cash used in investing activities	(147,520)	(77,533)	(65,688)

Cash flows from financing activities
Net proceeds from share offering	62,824	—	53,108
Line of credit/short-term note payable net (repayments)/borrowings	(50,750)	50,750	—
Notes payable repayments	(50,000)	—	—
Dividends paid	(58,605)	(54,352)	(49,686)
Principal payments – mortgage notes payable	(1,333)	(7,775)	(843)
Net proceeds from debt offering	158,166	—	—
Net proceeds from exercise of share options	3,238	5,200	8,469

Net cash (used in) provided by financing activities	63,540	(6,177)	11,048

Net (decrease) increase in cash and cash equivalents	(7,590)	(13,365)	20,015
Cash and cash equivalents at beginning of year	13,076	26,441	6,426

Cash and cash equivalents at end of year	$5,486	$13,076	$26,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,889	$26,903	$25,930

*Supplemental discussion of non-cash investing and financing activities:

On January 24, 2003, we purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. We assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. On October 9, 2003, we purchased Prosperity Medical Center for an acquisition cost of $78.4 million. We assumed two mortgages in the total amount of $49.8 million, borrowed $27.0 million under Credit Facility No. 3 and paid the balance in cash. The $120.0 million shown as 2003 real estate acquisitions does not include the $56.6 million in total assumed mortgages for Fullerton Industrial and Prosperity Medical Center, as the assumption of these mortgages was a non-cash acquisition cost.

On November 1, 2001, we purchased Sullyfield Center for an acquisition cost of $21.7 million. We assumed a mortgage in the amount of $8.5 million, fair valued at $9.3 million, and paid the balance in cash. The $8.5 million of assumed mortgage debt, which was a non-cash acquisition cost, is not included in the $59.3 million shown as 2001 real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. Nature of Business:

Washington Real Estate Investment Trust (“WRIT,” the “company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership of income-producing real estate properties in the greater Washington – Baltimore region. We own a diversified portfolio of office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2003, 2002 and 2001 ordinary taxable income to our shareholders. Gains on sale of properties sold during 2002 and 2001 were reinvested in replacement properties, therefore no capital gains were distributed to shareholders during these periods. Accordingly, no provision for income taxes was necessary.

The following is a breakdown of the taxable percentage of our dividends for 2003, 2002 and 2001, respectively:

	Ordinary Income	Return of Capital
2003	97%	3%
2002	100%	0%
2001	100%	0%

2. Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 “Accounting for Contingencies.” The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of this statement and of the revised interpretation did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost. SFAS No. 150 was effective for the company as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Based on FASB’s deferral of this provision, adoption of SFAS No. 150 did not affect the company’s financial statements.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents are recorded when we have been informed of cumulative sales data exceeding the amount necessary. Thereafter, percentage rent is accrued based on subsequent sales.

In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit. We distributed $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Financing Costs

Costs associated with the issuance of mortgages and other notes and draws on lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related notes and are included in interest expense in the accompanying statements of income.

The amortization of debt costs included in interest expense totaled $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $32.6 million, $26.9 million and $24.4 million, respectively. Maintenance and repair costs are charged to expense as incurred. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.2 million in 2003 and $0.1 million in 2002. No interest was capitalized in 2001.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2003.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, based on SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, commissions, tenant improvements and other direct costs associated with obtaining a new tenant, discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Tenant Origination Cost”); (2) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases, both discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Net Lease Intangible”); and (3) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost and Net Lease Intangible associated with that lease are written off to depreciation expense and rental revenue, respectively. As of December 31, 2003, Tenant Origination Costs net of accumulated depreciation totaled $8.5 million, Net Lease Intangible assets net of accumulated amortization totaled $1.6 million, Net Lease Intangible liabilities net of accumulated amortization totaled $2.2 million and $0 had been assigned to Customer Relationship Value.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

We maintain Incentive Stock Option Plans and Share Grant Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees.

Stock options are issued annually to trustees and key employees under the Stock Option Plans, and historically to officers. The options vest over a 2-year period in annual installments commencing one year after the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost. Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts:

	For the Years Ended December 31,
	2003	2002	2001
Pro-forma Information
Net income[1], as reported	$44,887	$51,836	$52,353
Additional stock-based employee compensation expense determined under fair value based method	(755)	(877)	(774)

Pro-forma net income	$44,132	$50,959	$51,579

Earnings per share:
Basic – as reported	$1.14	$1.33	$1.39
Basic – pro-forma	$1.12	$1.30	$1.37

Diluted – as reported	$1.13	$1.32	$1.38
Diluted – pro-forma	$1.11	$1.30	$1.36

[1]	Includes amortization of compensation expense for current year share grants and prior year share grants over the options’ vesting period.

Deferred shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant. We recognize compensation expense for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of officer share grants is recognized as deferred compensation.

Earnings Per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans (see Note 7) that could potentially reduce or “dilute” earnings per share, based on the treasury stock method.

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

3. Real Estate Investments:

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

	December 31,
	2003	2002
	(In thousands)
Office buildings	$644,709	$461,986
Retail centers	143,519	142,385
Multifamily	118,402	111,082
Industrial/Flex properties	150,147	138,249

	$1,056,777	$853,702

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include commercial office, multifamily, retail and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements.

As of December 31, 2003 no single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties we acquired during the years ending December 31, 2003, 2002 and 2001 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Acquisition Cost (In thousands)
January 24, 2003	Fullerton Industrial Center	Industrial	137,000	$10,863
May 29, 2003	718 Jefferson Street	Retail	5,000	1,131
August 7, 2003	1776 G Street	Office	262,000	86,172
October 9, 2003	Prosperity Medical Center I	Office	92,000	28,130
October 9, 2003	Prosperity Medical Center II	Office	88,000	27,142
October 9, 2003	Prosperity Medical Center III	Office	75,000	23,126

		Total 2003	659,000	$176,564

January 25, 2002	1620 Wilson Boulevard	Retail	5,000	$2,272
June 21, 2002	Centre at Hagerstown	Retail	327,000	41,341
July 23, 2002	The Atrium Building	Office	81,000	14,462

		Total 2002	413,000	$58,075

February 15, 2001	1611 North Clarendon	Multifamily	11,000	$1,521
April 19, 2001	One Central Plaza	Office	274,000	44,549
November 1, 2001	Sullyfield Commerce Center	Industrial	248,000	21,742

		Total 2001	533,000	$67,812

We accounted for each acquisition using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our 2002 and 2003 acquisitions of Centre at Hagerstown, 1776 G Street and Prosperity Medical Center resulted in the recognition of $7.3 million and $2.1 million in tenant origination costs, $0.2 million and $1.6 million in net intangible lease assets and $2.4 million and $0 in net intangible lease liabilities in 2003 and 2002, respectively, due to the implementation of this standard. The results of operations of the acquired properties are included in the income statement as of the acquisition date.

The difference in total 2003 acquisition cost per the above chart of $176.6 million and the Statement of Cash Flows of $120.0 million is the $56.6 million in mortgages assumed on the acquisitions of Fullerton Industrial Center and Prosperity Medical Center (all three buildings).

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2003 and 2002 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2003 and December 31, 2002.

	Fiscal Year Ended December 31,
	2003	2002
	(in thousands, except per share data, unaudited)
Real estate revenues	$175,518	$175,276
Net income	$45,355	$55,509
Diluted earnings per share	$1.15	$1.41

Properties we sold during the years ending December 31, 2002 and 2001 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Sale Price (In thousands)
February 28, 2002	1501 South Capitol Street	Industrial	145,000	$6,200

September 28, 2001	10400 Connecticut Avenue	Office	65,000	$8,400

We incurred a net operating loss of $0.1 million in 2002 and net income of $0.6 million in 2001 for 1501 South Capitol Street, reflected as discontinued operations. We recognized total revenues and net income of $1.0 million and $0.4 million, respectively, in 2001, for 10400 Connecticut Avenue, which was sold in 2001. The proceeds and resultant gains on sale for all dispositions in 2002 and 2001 were reinvested on a tax-free basis in acquired properties.

4. Mortgage Notes Payable:

	December 31,
	2003	2002
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$19,245	$19,779

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,910	8,125

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,776	9,047

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77 percent per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,670	—

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36 percent per annum and 5.34 percent per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	49,581	—

	$142,182	$86,951

Total carrying amount of the above mortgaged properties was $219.7 million and $125.2 million at December 31, 2003 and 2002, respectively.

Scheduled principal payments during the five years subsequent to December 31, 2003 and thereafter are as follows:

(In thousands)
2004	$1,958
2005	27,549
2006	7,388
2007	8,642
2008	834
Thereafter	95,811

$142,182

5. Unsecured Lines of Credit Payable and Short-term Note Payable:

During 2003, we maintained a $25.0 million unsecured line of credit (“Credit Facility No. 1”), a $50.0 million unsecured line of credit (“Credit Facility No. 2”), and a $90.0 million unsecured short-term note payable (“Credit Facility No. 3”).

Credit Facility No. 1

We had $0 outstanding as of December 31, 2003 related to Credit Facility No. 1. At December 31, 2003, $25.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements. For the years ended December 31, 2003, 2002 and 2001, we recognized interest expense (excluding unused commitment fees) of $251,000, $220,000 and $0, respectively, on Credit Facility No. 1, representing an average interest rate of 1.90%, 2.38% and 0% per annum, respectively.

On July 23, 2002, we executed an agreement to renew the original Credit Facility No. 1 agreement, which requires us to pay the lender unused line of credit fees at the rate of 0.25 percent per annum based on a sliding scale as usage is increased. Advances under this agreement bear interest at either LIBOR plus a spread, or the higher of the Prime rate or the Federal Funds effective rate, at our option, plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 2

We had $0 outstanding as of December 31, 2003 related to Credit Facility No. 2. At December 31, 2003, $50.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements. For the years ended December 31, 2003, 2002 and 2001, we recognized interest expense (excluding unused commitment fees) of $442,000, $422,000 and $51,000, respectively, on credit Facility No. 2, representing an average interest rate of 1.91%, 2.53% and 5.38% per annum, respectively.

On July 25, 2002, we executed an agreement to renew the original Credit Facility No. 2 agreement, which requires us to pay the lender unused line of credit fees at the rate of 0.2 percent per annum on the amount by which the unused portion of the line of credit exceeds the balance of outstanding advances and term loans. Advances under this agreement bear interest at LIBOR plus a spread, the Prime rate plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 3

On August 7, 2003, we executed a $60.0 million unsecured term note, the proceeds of which were utilized as partial payment for the acquisition of 1776 G Street. With the acquisition of Prosperity Medical Center on October 9, 2003, we increased this facility to $90.0 million and drew $27.0 million on the extension to fund a portion of the purchase price. We had $0 outstanding as of December 31, 2003, related to Credit Facility No. 3. For the year ended December 31, 2003, we recognized interest expense of $457,000 on Credit Facility No. 3, representing an average interest rate of 1.82% per annum.

Borrowings under this facility bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable every 14 days. Any outstanding advances under this facility were due and payable in February 2004, upon which date the short-term financing expired and was not renewed.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2003. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases we undertake that are over an agreed upon amount.

Information related to revolving credit facilities is as follows (in thousands) (1):

	2003	2002	2001
Total revolving credit facilities at December 31	$75,000	$75,000	$75,000
Borrowings outstanding at December 31	—	50,750	—
Weighted average daily borrowings during the year	35,378	25,390	956
Maximum daily borrowings during the year	$72,500	$53,750	$43,000
Weighted average interest rate during the year	1.91%	2.48%	5.38%
Weighted average interest rate at December 31	—	2.13%	—

(1)	Excludes Credit Facility No. 3 which is not a revolving facility.

6. Senior and Medium-Term Notes Payable:

Senior Notes

On August 13, 1996 we sold $50.0 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes bore an effective interest rate of 7.46%, and the 10-year notes bore an effective interest rate of 7.49%, for a combined effective interest rate of 7.47%. We paid off the $50.0 million unsecured note due August 13, 2003 with an advance under Credit Facility No. 2.

On March 17, 2003, we sold $60.0 million of 5.125% unsecured notes due March 2013. The notes bear an effective interest rate of 5.23%. Our total proceeds, net of underwriting fees, were $59.1 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund a portion of the purchase price of 1776 G Street.

On December 11, 2003, we sold $100.0 million of 5.25% unsecured notes due January 2014. The notes bear an effective interest rate of 5.34%. Our total proceeds, net of underwriting fees, were $99.3 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund a portion of the purchase price of Prosperity Medical Center.

Medium-Term Notes

On February 20, 1998 we sold $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

On November 6, 2000 we sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit.

These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2003.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have a separate insurance policy which provides terrorism coverage, however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This current legislation expires in November 2005.

Scheduled maturity dates of securities during the five years subsequent to December 31, 2003 and thereafter are as follows:

(in thousands)
2004	$55,000
2005	—
2006	50,000
2007	—
2008	60,000
Thereafter	210,000

$375,000

7. Share Options and Grants:

Options

We maintain Incentive Stock Option Plans (the “Plans”), which include qualified and non-qualified options. In 2003 the Board approved a change in the composition of officer share options and share grant awards. Officers no longer receive annual share option awards. Effective 2003, annual incentive compensation is awarded as the same percentage of cash compensation as in prior years except it is in the form of share grants only.

As of December 31, 2003, 1.3 million shares may be awarded to eligible employees. Under the Plans, options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan (“New Stock Option Plan”) to replace the 1991 Stock Option Plan (“Stock Option Plan”) that expired on June 25, 2001. Activity under the Plans is summarized below:

	2003		2002		2001
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	1,107,000	20.94	1,236,000	$18.88	1,621,000	$17.16
Granted	57,000	29.49	212,000	25.61	238,000	24.85
Exercised	(181,000)	17.83	(326,000)	16.08	(517,000)	16.39
Expired/Forfeited	(6,000)	25.36	(15,000)	22.98	(106,000)	18.11
Outstanding at December 31	977,000	21.99	1,107,000	20.94	1,236,000	18.88
Exercisable at December 31	834,000	21.16	798,000	19.24	856,000	16.87

The 834,000 exercisable options outstanding at December 31, 2003 have exercise prices between $14.47 and $29.55, with a weighted-average exercise price of $21.16 and a weighted average remaining contractual life of 7.1 years. The remaining 143,000 options have exercise prices between $25.61 and $29.55, with a weighted average exercise price of $26.83 and a weighted average remaining contractual life of 9.3 years.

The weighted-average fair value of options and related assumptions are summarized below:

	2003	2002	2001
Weighted-average fair value of options
Granted	2.04	3.21	3.49
Weighted-average assumptions:
Expected lives (years)	5	7	7
Risk free interest rate	3.18%	4.16%	5.08%
Expected volatility	14.40%	20.32%	19.81%
Expected dividend yield	4.97%	5.36%	5.29%

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

Share Grants

We maintain a Share Grant Plan for officers and trustees. At the approval of the Board, the Share Grant Plan was changed in 2003 so that Managing Directors receive an award of shares with a market value of 25% of the individual’s cash compensation (45% for the Chief Executive Officer, 37% for Executive Vice Presidents, and 35% for Senior Vice Presidents) at the date of the award. In 2003, officers no longer receive annual awards of share options and the total annual incentive compensation (share options and share grants) as a percentage of officer cash compensation remains unchanged. Each Trustee receives an annual grant of 400 unrestricted shares under the plan. Shares granted to officers under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. During 2003, 2002 and 2001, we issued 56,678, 6,254 and 7,209 share grants, respectively, to our executives and trustees. The 56,678 of restricted shares awarded in 2003 includes a special award of 18,624 shares to officers. The Board awarded this in recognition of the Trust’s performance for 2002. Officers received no cash bonus in 2002. Compensation expense for officers is recognized over the 5-year vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of share grants is recognized as deferred compensation upon issuance. Trustee share grants are fully vested upon issuance, and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The Board of Trustees awards share grants subject to Compensation Committee recommendations. The total share grants vested at December 31, 2003, 2002 and 2001 were 65,528, 53,329 and 41,020, respectively. The total share grants unvested at December 31, 2003, 2002 and 2001 were 68,491, 24,012 and 30,067, respectively.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	2003	2002	2001
Numerator for basic and diluted per share calculations:
Income from continuing operations	$44,887	$48,080	$47,425
Income (loss) from operations of property disposed	—	(82)	632
Gain on property disposed	—	3,838	—
Gain on sale of real estate	—	—	4,296

Net income	44,887	51,836	52,353
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	39,399	39,061	37,674
Effect of dilutive securities:
Employee stock options and awards	201	221	277

Denominator for diluted per share amounts	39,600	$39,282	$37,951
Income from continuing operations per share
Basic	$1.14	$1.23	$1.26
Diluted	$1.13	$1.22	$1.25
Income (loss) from operations of property disposed
Basic	—	$—	$0.02
Diluted	—	$—	$0.02
Gain on property disposed
Basic	—	$0.10	$—
Diluted	—	$0.10	$—
Gain on sale of real estate per share
Basic	—	$—	$0.11
Diluted	—	$—	$0.11
Net income per share
Basic	$1.14	$1.33	$1.39
Diluted	$1.13	$1.32	$1.38

8. Other Benefit Plans:

During 1996, we adopted an Incentive Compensation Plan that provides for our senior personnel, share options under the Incentive Stock Option Plan and share grants under the Share Grant Plan based on our financial performance. Under the Incentive Stock Option Plan, options which are issued at market price on the date of grant vest 50% after year one and 50% after year two and expire ten years following the date of grant. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. The unvested portion is recognized as deferred compensation in the accompanying Statement of Shareholders’ Equity. Trustee share grants are fully vested upon issuance and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of the grant.

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2003, 2002 and 2001, the company made contributions to the 401K plan of $0.3 million each year.

We adopted a split dollar life insurance plan for senior officers, excluding the Chief Executive Officer (“CEO”), in 2000. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. We have an interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $0.9 million, $0.7 million and $0.6 million at December 31, 2003, 2002 and 2001, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. We recognized $0.3 million and $0.1 as the current service cost for the years ended December 31, 2003 and December 31, 2002, respectively, in accordance with the requirements of SFAS 87.

9. Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2003. The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2003; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2003.

Cash and cash equivalents

Includes cash and commercial paper with remaining maturities of less than 90 days, which are valued at the carrying value.

Mortgage notes payable

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated based upon dealer quotes for instruments with similar terms and maturities.

Lines of credit payable

Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value since the interest rate adjusts with the market.

Notes payable

The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

(In Thousands)	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,486	$5,486	$13,076	$13,076
Mortgage notes payable	$142,182	147,809	$86,951	$93,270
Lines of credit payable	—	—	$50,750	$50,750
Notes payable	$375,000	$396,575	$265,000	$280,124

10. Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income before any reserve for uncollectible amounts during each of the next five years of approximately $122.3 million, $99.6 million, $80.2 million, $64.9 million, $52.3 million and $151.9 million thereafter. Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.5 million, $0.8 million and $0.4 million in 2003, 2002 and 2001, respectively. Real estate tax, operating expense and common area maintenance reimbursement income was $10.0 million, $9.0 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

11. Contingencies:

In the normal course of business, we are involved in various lawsuits and environmental matters. Management believes that such matters will not have a material effect on our financial condition or results of operations.

12.	Segment Information:

We have four reportable segments: Office Buildings, Retail Centers, Multifamily and Industrial/Flex Properties. Office Buildings, including medical office buildings, represent 53% of 2003 real estate rental revenue and 61% of real estate assets. This segment provides office space for various types of businesses and professions. Retail Centers represent 16% of 2003 real estate rental revenue and 14% of real estate assets and are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties represent 17% of 2003 real estate rental revenue and 11% of real estate assets. These properties provide housing for families throughout the Washington Metropolitan area. Industrial/flex Properties represent the remaining 14% of 2003 real estate rental revenue and 14% of real estate assets and are used for flex-office, warehousing and distribution type facilities.

The accounting policies of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable segments are consolidations of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

	2003 (in thousands)
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$86,739	$26,474	$28,266	$21,926	$—	$163,405
Other income	—	—	—	—	414	414

	86,739	26,474	28,266	21,926	414	163,819
Expenses
Real estate expenses	(25,992)	(5,921)	(10,860)	(5,089)	—	(47,862)
Interest expense	(2,083)	—	(4,284)	(1,008)	(22,665)	(30,040)
Depreciation and amortization	(20,258)	(3,975)	(4,550)	(5,467)	(1,505)	(35,755)
General and administrative	—	—	—	—	(5,275)	(5,275)

	(48,333)	(9,896)	(19,694)	(11,564)	(29,445)	(118,932)
Income from continuing operations	38,406	16,578	8,572	10,362	(29,031)	44,887

Income before sale of real estate investment	38,406	16,578	8,572	10,362	(29,031)	44,887
Gain on sale of real estate investment	—	—	—	—	—	—

Net income	$38,406	$16,578	$8,572	$10,362	$(29,031)	$44,887

Capital expenditures	$16,857	$1,863	$7,392	$1,301	$107	$27,520

Total assets	$570,450	$127,582	$83,445	$128,844	$16,808	$927,129

	2002 (in thousands)
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$79,315	$23,829	$28,530	$21,255	$—	$152,929
Other income	—	—	—	—	680	680

	79,315	23,829	28,530	21,255	680	153,609
Expenses
Real estate expenses	(24,114)	(4,866)	(10,148)	(4,777)	—	(43,905)
Interest expense	(1,621)	(405)	(4,300)	(641)	(20,882)	(27,849)
Depreciation and amortization	(15,866)	(3,021)	(4,128)	(4,930)	(1,255)	(29,200)
General and administrative	—	—	—	—	(4,575)	(4,575)

	(41,601)	(8,292)	(18,576)	(10,348)	(26,712)	(105,529)
Income from continuing operations	37,714	15,537	9,954	10,907	(26,032)	48,080
Discontinued operations:
Income (loss) from operations of disposed property	—	—	—	(82)	—	(82)
Gain on property disposed	—	—	—	3,838	—	3,838

Income before sale of real estate investment	37,714	15,537	9,954	14,663	(26,032)	51,836

Net income	$37,714	$15,537	$9,954	$14,663	$(26,032)	$51,836

Capital expenditures	$16,272	$2,970	$4,911	$930	$188	$25,271

Total assets	$399,272	$127,013	$80,679	$121,777	$27,256	$755,997

	2001 (in thousands)
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
Revenue
Real estate rental revenue	$81,023	$19,244	$27,455	$19,561	$—	$147,283
Other income	499	10	22	6	1,149	1,686

	81,522	19,254	27,477	19,567	1,149	148,969
Expenses
Real estate expenses	(23,851)	(3,996)	(9,754)	(4,132)	—	(41,733)
Interest expense	(1,595)	(635)	(4,315)	(104)	(20,422)	(27,071)
Depreciation and amortization	(15,195)	(2,339)	(3,836)	(4,078)	(1,192)	(26,640)
General and administrative	—	—	—	—	(6,100)	(6,100)

	(40,641)	(6,970)	(17,905)	(8,314)	(27,714)	(101,544)
Income from continuing operations	40,881	12,284	9,572	11,253	(26,565)	47,425
Discontinued operations:
Income (loss) from operations of disposed property	—	—	—	632	—	632

Income before sale of real estate investment	40,881	12,284	9,572	11,885	(26,565)	48,057
Gain on sale of real estate investment	4,296	—	—	—	—	4,296

Net income	$45,177	$12,284	$9,572	$11,885	$(26,565)	$52,353

Capital expenditures	$8,899	$895	$2,460	$1,761	$538	$14,553

Total assets	$380,990	$81,294	$79,829	$127,625	$38,197	$707,935

13. Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes our financial data by quarter for 2003 and 2002.

	Quarter
	First	Second	Third	Fourth
2003:
Real estate rental revenue	$38,961	$39,481	$41,109	$43,854
Net income	11,214	11,288	10,987	11,398
Income from continuing operations per share
Basic	$0.29	$0.29	$0.28	$0.29
Diluted	$0.28	$0.29	$0.28	$0.28
Net income per share
Basic	$0.29	$0.29	$0.28	$0.29
Diluted	$0.28	$0.29	$0.28	$0.28
2002:
Real estate rental revenue	$38,022	$37,556	$38,324	$39,027
Net income	16,328	11,813	11,643	12,052
Income from continuing operations per share
Basic	$0.32	$0.30	$0.30	$0.31
Diluted	$0.32	$0.30	$0.30	$0.31
Net income per share*
Basic	$0.42	$0.30	$0.30	$0.31
Diluted	$0.42	$0.30	$0.30	$0.31

* Includes gain on the sale of real estate of $0.10 per share in the first quarter of 2002.

SCHEDULE III

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Properties	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2003			Accumulated Depreciation at December 31, 2003	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$12,176,000	$892,000	$15,657,000	$16,549,000	$7,212,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	15,080,000	840,000	25,949,000	26,789,000	11,917,000	1975	August	1979	210,000		41 Years
7700 Leesburg Pike	Virginia	3,670,000	4,000,000	7,651,000	3,670,000	11,651,000	15,321,000	4,045,000	1976	October	1990	147,000		50 Years
515 King Street	Virginia	4,102,000	3,931,000	1,956,000	4,102,000	5,887,000	9,989,000	1,768,000	1966	July	1992	78,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	1,045,000	1,180,000	2,307,000	3,487,000	823,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	1,569,000	1,464,000	3,123,000	4,587,000	1,122,000	1977	November	1993	59,000		50 Years
Brandywine Center	Maryland	718,000	735,000	762,000	718,000	1,497,000	2,215,000	567,000	1969	November	1993	35,000		50 Years
Tycon Plaza II	Virginia	3,262,000	7,243,000	2,757,000	3,262,000	10,000,000	13,262,000	2,779,000	1981	June	1994	127,000		50 Years
Tycon Plaza III	Virginia	3,255,000	7,794,000	3,598,000	3,255,000	11,392,000	14,647,000	3,262,000	1978	June	1994	151,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	4,943,000	4,621,000	16,869,000	21,490,000	6,094,000	1971	January	1995	199,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	2,258,000	7,803,000	13,624,000	21,427,000	3,635,000	1976	November	1995	102,000		30 Years
Maryland Trade Center I	Maryland	3,330,000	12,747,000	3,765,000	3,330,000	16,512,000	19,842,000	4,991,000	1981	May	1996	190,000		30 Years
Maryland Trade Center II	Maryland	2,826,000	9,486,000	1,513,000	2,826,000	10,999,000	13,825,000	3,241,000	1984	May	1996	158,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	1,772,000	6,661,000	18,514,000	25,175,000	4,263,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	10,463,000	12,049,000	82,288,000	94,337,000	15,969,000	1972/1986/1999	November	1997	526,000		30 Years
8230 Boone Boulevard	Virginia	1,417,000	6,754,000	505,000	1,417,000	7,259,000	8,676,000	1,458,000	1981	September	1998	58,000		30 Years
Woodburn Medical Park I	Virginia	2,563,000	12,460,000	651,000	2,563,000	13,111,000	15,674,000	2,340,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	332,000	2,632,000	17,906,000	20,538,000	3,202,000	1988	November	1998	96,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	1,043,000	2,296,000	13,231,000	15,527,000	2,294,000	1985	May	1999	115,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	641,000	1,847,000	11,746,000	13,593,000	1,841,000	1982	May	1999	103,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	395,000	714,000	4,448,000	5,162,000	685,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	2,054,000	1,564,000	8,297,000	9,861,000	1,033,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	—	17,096,000	1,016,000	—	18,112,000	18,112,000	2,036,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	5,681,000	5,480,000	44,788,000	50,268,000	3,847,000	1974	April	2001	267,000		30 Years
The Atrium Building	Maryland	3,182,000	11,281,000	1,918,000	3,182,000	13,199,000	16,381,000	565,000	1980	July	2002	81,000		30 Years
1776 G Street	Washington, DC	31,500,000	55,508,000	7,000	31,500,000	55,515,000	87,015,000	1,177,000	1979	August	2003	262,000		30 Years
Prosperity Medical Center I	Virginia	2,071,000	26,795,000	—	2,071,000	26,795,000	28,866,000	220,000	2000	October	2003	92,000		30 Years
Prosperity Medical Center II	Virginia	1,598,000	26,331,000	—	1,598,000	26,331,000	27,929,000	209,000	2001	October	2003	88,000		30 Years
Prosperity Medical Center III	Virginia	2,819,000	20,147,000	(22,000)	2,819,000	20,125,000	22,944,000	169,000	2002	October	2003	75,000		30 Years
Development and Pre-construction Costs (f)	—	—	—	1,221,000		1,221,000	1,221,000	—

		$116,356,000	$441,603,000	$86,750,000	$116,356,000	$528,353,000	$644,709,000	$92,764,000				3,843,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$94,000	$415,000	$1,178,000	$1,593,000	$914,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	5,080,000	519,000	6,855,000	7,374,000	2,680,000	1969	September	1972	146,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,131,000	413,000	3,981,000	4,394,000	1,994,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	3,573,000	796,000	4,430,000	5,226,000	1,686,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	6,961,000	4,152,000	12,344,000	16,496,000	5,324,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	3,391,000	1,549,000	7,695,000	9,244,000	2,959,000	1975	September	1985	50,000		50 Years
Montgomery Village Center	Maryland	11,625,000	9,105,000	1,247,000	11,625,000	10,352,000	21,977,000	2,522,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	1,457,000	5,838,000	4,436,000	10,274,000	1,294,000	1960	June	1994	128,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	1,476,000	6,561,000	8,306,000	14,867,000	2,649,000	1973	August	1995	235,000		30 Years
800 S. Washington Street	Virginia	2,904,000	4,626,000	1,226,000	2,904,000	5,852,000	8,756,000	919,000	1955/1959	June	1998	51,000		30 Years
1620 Wilson Boulevard (g)	Virginia	1,355,000	917,000	—	1,355,000	917,000	2,272,000	60,000	1959	January	2002	5,000		30 Years
Centre at Hagerstown	Maryland	13,029,000	26,719,000	166,000	13,029,000	26,885,000	39,914,000	1,545,000	2000	June	2002	334,000		30 Years
718 Jefferson Street (h)	Virginia	269,000	863,000	—	269,000	863,000	1,132,000	18,000	1951/1990	May	2003	5,000		30 Years

		$49,425,000	$66,292,000	$27,802,000	$49,425,000	$94,094,000	$143,519,000	$24,564,000				1,519,000

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Properties	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2003			Accumulated Depreciation at December 31, 2003	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$5,206,000	$420,000	$7,884,000	$8,304,000	$5,227,000	1951	January	1963	177,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	2,830,000	336,000	4,826,000	5,162,000	3,231,000	1964	May	1965	168,000	190	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	4,527,000	299,000	7,089,000	7,388,000	4,199,000	1965	July	1969	159,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	4,144,000	287,000	5,798,000	6,085,000	3,615,000	1959	January	1969	172,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	6,338,000	322,000	9,675,000	9,997,000	6,032,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	5,338,000	4,356,000	22,440,000	26,796,000	5,385,000	1982	August	1996	244,000	250	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	4,072,000	2,851,000	12,018,000	14,869,000	2,656,000	1971	March	1996	154,000	212	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	3,283,000	3,900,000	16,695,000	20,595,000	3,741,000	1986	November	1997	226,000	194	30 Years
Avondale (a)	Maryland	3,460,000	9,244,000	1,841,000	3,460,000	11,085,000	14,545,000	1,949,000	1987	September	1999	170,000	236	30 Years
WRIT Rosslyn Center (g)	Virginia	1,506,000	—	3,155,000	1,506,000	3,155,000	4,661,000	6,000	1957	February	2001	—	—	30 Years

		$17,737,000	$59,931,000	$40,734,000	$17,737,000	$100,665,000	$118,402,000	$36,041,000				1,729,000	2,095

Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$887,000	$950,000	$4,204,000	$5,154,000	$1,737,000	1980	September	1985	104,000		50 Years
Pepsi-Cola Distribution Center	Maryland	760,000	1,792,000	1,659,000	760,000	3,451,000	4,211,000	1,263,000	1971	October	1987	69,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	476,000	2,045,000	2,567,000	4,612,000	623,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	685,000	2,086,000	5,429,000	7,515,000	1,867,000	1990	May	1995	167,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	154,000	894,000	2,100,000	2,994,000	647,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	397,000	878,000	3,695,000	4,573,000	1,062,000	1981/1982	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	1,008,000	916,000	5,137,000	6,053,000	1,409,000	1987	December	1996	90,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	1,137,000	1,335,000	7,603,000	8,938,000	2,139,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	507,000	862,000	5,503,000	6,365,000	1,356,000	1986	February	1997	108,000		30 Years
Pickett Industrial Park	Virginia	3,300,000	4,920,000	709,000	3,300,000	5,629,000	8,929,000	1,265,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	7,318,000	4,971,000	32,988,000	37,959,000	6,777,000	1968/1991	May	1998	788,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	153,000	372,000	1,642,000	2,014,000	378,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	169,000	913,000	6,166,000	7,079,000	1,033,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	174,000	1,052,000	6,680,000	7,732,000	1,066,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	(13,000)	246,000	1,974,000	2,220,000	282,000	1986	September	1999	31,000		30 Years
Sullyfield Center (a)	Virginia	2,803,000	19,711,000	279,000	2,803,000	19,990,000	22,793,000	1,441,000	1985	November	2001	245,000		30 Years
Fullerton Industrial	Virginia	2,465,000	8,397,000	144,000	2,465,000	8,541,000	11,006,000	269,000	1980/1982	January	2003	137,000		30 Years

		$26,848,000	$107,456,000	$15,843,000	$26,848,000	$123,299,000	$150,147,000	$24,614,000				2,619,000	—

Total		$210,366,000	$675,282,000	$171,129,000	$210,366,000	$846,411,000	$1,056,777,000	$177,983,000				9,710,000	2,095

Notes:

(a)	At December 31, 2003, our properties were encumbered by non-recourse mortgage amounts as follows: $13,700,000 on the Ashby, $7,910,000 on Avondale; $7,755,000 on Country Club Towers, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $8,224,000 on Woodburn Medical Park I, $11,021,000 on Woodburn Medical Park II, $49,581,000 on Prosperity Medical Center, $8,776,000 on Sullyfield Center and $6,670,000 on Fullerton Industrial Center.
(b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative values.
(c)	At December 31, 2003, total land, buildings and improvements are carried at $923,933,000 for federal income tax purposes.
(d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.
(e)	Residential properties are presented in gross square feet.
(f)	Development costs within office properties reflect pre-development construction for excess density approved for development and available to the Tycon III property.
(g)	WRIT Rosslyn Center is a planned 224 unit multifamily property in the early development stages. Completion is expected in mid 2005. 1620 Wilson Boulevard was acquired in conjunction with the overall development plan for WRIT Rosslyn Center.
(h)	718 E. Jefferson Street was acquired to complete our ownership of the entire block of 800 S. Washington Street. The surface parking lot on this block is now in the preliminary stages of development. We refer to this development project as South Washington Street.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Real Estate Assets
Balance, beginning of period	$852,110	$774,586	$698,513
Additions – property acquisitions	178,763	56,483	68,584
– improvements	27,413	25,083	14,015
Deductions – write-off of disposed assets	(1,509)	(647)	(332)
Deductions – property sales	—	(3,395)	(6,194)

Balance, end of period	$1,056,777	$852,110	$774,586

Accumulated Depreciation
Balance, beginning of period	$146,912	$122,625	$100,906
Additions – depreciation	32,580	26,635	24,492
Deductions – write-off of disposed assets	(1,509)	(281)	(332)
Deductions – property sales	—	(2,067)	(2,441)

Balance, end of period	$177,983	$146,912	$122,625