Form 10-Q
period 2004-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2004-05-06
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED MARCH 31, 2004 COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6110 EXECUTIVE BOULEVARD, SUITE 800 ROCKVILLE, MARYLAND	20852
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code (301) 984-9400

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, April 30, 2004.

SHARES OF BENEFICIAL INTEREST 41,764,294

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2003 included in the Trust’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	March 31, 2004	December 31, 2003
Assets
Land	$212,136	$210,366
Building and improvements	862,377	846,411

Total real estate, at cost	1,074,513	1,056,777
Accumulated depreciation	(187,147)	(177,983)

Total investment in real estate, net	887,366	878,794
Cash and cash equivalents	6,064	5,486
Rents and other receivables, net of allowance for doubtful accounts of $2,603 and $2,674, respectively	19,362	18,397
Prepaid expenses and other assets	25,236	25,412

Total assets	$938,028	$928,089

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$17,532	$19,068
Advance rents	5,757	5,322
Tenant security deposits	6,271	6,168
Mortgage notes payable	141,752	142,182
Lines of credit	13,250	—
Notes payable	375,000	375,000

Total liabilities	559,562	547,740

Minority interest	1,609	1,601

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares Authorized: 41,764 and 41,607 shares issued and outstanding	418	416
Additional paid-in capital	400,582	396,462
Distributions in excess of net income	(20,528)	(16,272)
Less: Deferred compensation on restricted shares	(3,615)	(1,858)

Total Shareholders’ Equity	376,857	378,748

Total Liabilities and Shareholders’ Equity	$938,028	$928,089

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Revenue
Real estate rental revenue	$44,376	$38,961
Other income	65	108

	44,441	39,069
Expenses
Real estate expenses	13,463	11,603
Interest expense	8,575	7,047
Depreciation and amortization	9,872	8,073
General and administrative	1,229	1,132

	33,139	27,855

Net income	$11,302	$11,214

Net income per share – basic	$0.27	$0.29

Net income per share – diluted	$0.27	$0.28

Weighted average shares outstanding – basic	41,572	39,174
Weighted average shares outstanding – diluted	41,820	39,358

Dividends paid per share	$0.3725	$0.3525

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2003	41,607	$416	$(1,858)	$396,462	$(16,272)	$378,748
Net income	—	—	—	—	11,302	11,302
Dividends	—	—	—	—	(15,558)	(15,558)
Share options exercised	97	1	—	2,259	—	2,260
Share grants and share grant amortization	60	1	(1,757)	1,861	—	105

Balance, March 31, 2004	41,764	$418	$(3,615)	$400,582	$(20,528)	$376,857

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$11,302	$11,214
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,872	8,073
Provision for losses on accounts receivable	184	475
Changes in other assets	(938)	(1,344)
Changes in other liabilities	(884)	(606)

Net cash provided by operating activities	19,536	17,812

Cash flows from investing activities
Real estate acquisitions, net*	(11,678)	(4,031)
Capital improvements to real estate	(6,777)	(4,349)
Non-real estate capital improvements	(25)	(26)

Cash used in investing activities	(18,480)	(8,406)

Cash flows from financing activities
Lines of credit payable net (repayments)/borrowings	13,250	(50,750)
Dividends paid	(15,558)	(13,812)
Principal payments – mortgage notes payable	(430)	(276)
Net proceeds from debt offering	—	59,369
Net proceeds from the exercise of share options	2,260	337

Net cash used in financing activities	(478)	(5,132)

Net increase in cash and cash equivalents	578	4,274
Cash and cash equivalents, beginning of period	5,486	13,076

Cash and cash equivalents, end of period	$6,064	$17,350

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,412	$9,448

*	On January 24, 2003, we purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. We assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $4.0 million amount shown as 2003 acquisitions, as the assumption of the mortgage was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT,” the “company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership of income-producing real estate properties in the greater Washington – Baltimore region. We own a diversified portfolio of office buildings, retail centers, multifamily buildings and industrial/flex properties.

Federal Income Taxes

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2003 ordinary taxable income to our shareholders.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents are ratably accrued when we are reasonably certain, based on interim results, that cumulative sales for the year will exceed the annual percentage rent threshold.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $39,000 in the first quarter of 2004 and $40,000 in the first quarter of 2003. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

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

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation expense for the three months ended March 31, 2004 and March 31, 2003 was $9.2 million and $7.1 million, respectively. Maintenance and repair costs are charged to expense as incurred. Total interest expense capitalized to real estate assets related to development and major renovation activities was $78,000 in the first quarter of 2004 and $36,000 in the first quarter of 2003.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three months ended March 31, 2004 or March 31, 2003.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, leasing commissions and other direct costs associated with obtaining a new tenant, discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Tenant Origination Cost”); (2) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases, both discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Net Lease Intangible”); and (3) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost and Net Lease Intangible associated with that lease are written off to depreciation expense and rental revenue, respectively. As of March 31, 2004 and December 31, 2003, Tenant Origination Costs net of accumulated depreciation totaled $8.2 million and $8.5 million, respectively, Net Lease Intangible assets net of accumulated amortization totaled $3.1 million and $2.5 million, respectively, Net Lease Intangible liabilities net of accumulated amortization totaled $3.0 million and $3.1 million, respectively, and $0 had been assigned to Customer Relationship Value.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans (the “Plans”), which include qualified and non-qualified options and deferred shares for eligible employees.

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

Stock options are issued annually to trustees and non-officer key employees under the Stock Option Plans, and historically to officers. The options vest over a 2-year period in annual installments commencing one year after the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. In accordance with SFAS No. 148, we will continue to disclose the required pro forma information in the notes to the consolidated financial statements.

In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2004	2003
Pro-forma Information
(In thousands, except per share data)
Net income, as reported	$11,302	$11,214
Add: Stock-based employee compensation expense included in reported net income	124	54
Deduct: Total stock-based employee compensation expense determined under fair value method	(217)	(236)

Pro-forma net income	$11,209	$11,032

Earnings per share:
Basic – as reported	$0.27	$0.29
Basic – pro-forma	$0.27	$0.28
Diluted – as reported	$0.27	$0.28
Diluted – pro-forma	$0.27	$0.28

Earnings Per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans that could potentially reduce or “dilute” earnings per share, based on the treasury stock method.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

March 31, 2004
(in thousands)
Office	$648,558
Retail	144,605
Multifamily	119,869
Industrial/Flex	161,481

$1,074,513

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include commercial office, retail, multifamily and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc., as well as by changing tenant and consumer requirements.

WRIT acquired the following property during 2004:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Acquisition Cost (in thousands)

March 2004	8880 Gorman Road	Industrial	140,700	$11,678

We accounted for this acquisition using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of Gorman Road resulted in the recognition of $0.2 million in tenant origination costs and a $0.7 million net intangible lease asset. Gorman Road’s results of operations are included in the income statement as of the March 10, 2004 acquisition date.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	March 31, 2004	December 31, 2003
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69 percent per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$19,103	$19,245

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88 percent per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,853	7,910

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14 percent per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00 percent per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,706	8,776

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77 percent per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,626	6,670

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36 percent per annum and 5.34 percent per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	49,464	49,581

	$141,752	$142,182

Total carrying amount of the above mortgaged properties was $220.8 million and $219.7 million at March 31, 2004 and December 31, 2003, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Scheduled principal payments for the remaining nine months in 2004 and the remaining years subsequent to December 31, 2004 are as follows:

(in thousands)
2004	$1,528
2005	27,549
2006	7,388
2007	8,642
2008	834
Thereafter	95,811

Total	$141,752

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

WRIT has two unsecured lines of credit: a $25.0 million line of credit (“Credit Facility No. 1”) and a $50.0 million line of credit (“Credit Facility No. 2”).

Credit Facility No. 1

We had $0 outstanding during the quarter ended and as of March 31, 2004 related to Credit Facility No. 1. At March 31, 2004, $25.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements.

Credit Facility No. 1 requires us to pay the lender unused line of credit fees ranging from 0.225 percent to 0.40 percent per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees are payable quarterly. Advances under this agreement bear interest at LIBOR plus a spread, or the higher of the Prime rate or the Federal Funds effective rate, at our option, plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2004. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 2

We had $13.3 million outstanding as of March 31, 2004 related to Credit Facility No. 2. The remaining $36.7 million of this commitment was unused and available for subsequent acquisitions or capital improvements. Of the $13.3 million outstanding, $11.0 million was borrowed in March 2004 to fund the acquisition of 8880 Gorman Road and $2.3 million was borrowed to fund certain capital improvements to real estate. We recognized $12,300 in interest expense for the quarter ended March 31, 2004 on the outstanding balance, representing an average interest rate of 1.8% per annum.

Credit Facility No. 2 requires us to pay the lender unused line of credit fees ranging from 0.15 percent to 0.25 percent per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. Advances under this agreement bear interest at LIBOR plus a spread or the Prime rate plus a spread, at our option, or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2004. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes discussed in Note 6, which follows, require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have a separate insurance policy which provides terrorism coverage; however, our financial condition and results of operations are subject to

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by Federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This current legislation expires in November 2005.

NOTE 6: SENIOR AND MEDIUM-TERM NOTES PAYABLE

Senior Notes

On August 13, 1996 we sold $50.0 million of 7.125% 7-year unsecured notes due August 13, 2003, and $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006. The 7-year notes were sold at 99.107% of par and the 10-year notes were sold at 98.166% of par. Net proceeds to the Trust after deducting underwriting expenses were $97.6 million. The 7-year notes, which we paid off at maturity in August 2003 with an advance under Credit Facility No. 2, bore an effective interest rate of 7.46%. The 10-year notes due in August 2006 bear an effective interest rate of 7.49%.

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

These notes contain certain financial and non-financial covenants, all of which we have met as of March 31, 2004.

Scheduled maturity dates of the securities for the remaining nine months in 2004 and the remaining years subsequent to December 31, 2004 are as follows:

(in thousands)
2004	$55,000
2005	—
2006	50,000
2007	—
2008	60,000
Thereafter	210,000

$375,000

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 7: BENEFIT PLANS

During 1996, we adopted an Incentive Compensation Plan that provides for our senior personnel share options under the Incentive Stock Option Plan and share grants under the Share Grant Plan based on our financial performance. Under the Incentive Stock Option Plan, stock options are issued annually to trustees and non-officer key employees. These options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. The Share Grant Plan is maintained for officers and trustees. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. The unvested portion is recognized as deferred compensation in the accompanying Statement of Shareholders’ Equity. Trustee share grants are fully vested upon issuance and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of the grant.

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the company may make discretionary contributions on behalf of eligible employees. For the three months ended March 31, 2004 and 2003, the company made contributions to the 401K plan of $0.1 million.

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

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $1.0 million and $0.9 million at March 31, 2004 and December 31, 2003.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. We recognized $0.1 million as the current service cost for the three months ended March 31, 2004 and March 31, 2003, in accordance with the requirements of SFAS 87.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per share and diluted average shares:

	(in thousands, except per share amounts) For the Three Months Ended March 31,
	2004	2003
Numerator for basic and diluted per share calculations:
Net income	$11,302	$11,214

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	41,572	39,174
Effect of dilutive securities:
Employee stock options and share grant awards	248	184

Denominator for diluted per share amounts	41,820	39,358

Net income per share
Basic	$0.27	$0.29
Diluted	$0.27	$0.28

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 9: SEGMENT INFORMATION

We have four reportable segments: Office Buildings, Retail Centers, Multifamily Properties and Industrial/Flex Centers. For the three months ended March 31, 2004 Office Buildings, which include medical office buildings, represented 56% of real estate rental revenue and 60% of real estate assets. This segment provides office space for various types of businesses and professions. Retail Centers represented 15% of real estate rental revenue and 14% of real estate assets and are typically neighborhood grocery store or drug store anchored retail centers. Multifamily Properties represented 16% of real estate rental revenue and 11% of real estate assets. These properties provide housing for families throughout the Washington Metropolitan area. Industrial/Flex Centers represented the remaining 13% of real estate rental revenue and 15% of real estate assets and are used for flex-office, warehousing and distribution type facilities.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Segment Information:

(in thousands)

Three Months Ended March 31, 2004

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$24,852	$6,766	$7,058	$5,700	$—	$44,376
Other income	—	—	—	—	65	65

	24,852	6,766	7,058	5,700	65	44,441
Expenses
Real estate expenses	7,743	1,476	2,889	1,355	—	13,463
Interest expense	989	—	1,069	253	6,264	8,575
Depreciation and amortization	6,167	927	1,196	1,305	277	9,872
General and administrative	—	—	—	—	1,229	1,229

	14,899	2,403	5,154	2,913	7,770	33,139
Net Income	$9,953	$4,363	$1,904	$2,787	$(7,705)	$11,302

Capital expenditures	$3,887	$1,086	$1,466	$338	$25	$6,802

Total assets	$570,254	$127,705	$83,678	$139,492	$16,899	$938,028

(in thousands)

Three Months Ended March 31, 2003

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$19,739	$6,707	$7,103	$5,412	$—	$38,961
Other income	—	—	—	—	108	108

	19,739	6,707	7,103	5,412	108	39,069
Expenses
Real estate expenses	6,102	1,500	2,683	1,318	—	11,603
Interest expense	323	—	1,072	237	5,415	7,047
Depreciation and amortization	4,397	869	1,058	1,332	417	8,073
General and administrative	—	—	—	—	1,132	1,132

	10,822	2,369	4,813	2,887	6,964	27,855

Net Income	$8,917	$4,338	$2,290	$2,525	$(6,856)	$11,214

Capital expenditures	$2,209	$426	$1,686	$28	$26	$4,375

Total assets	$398,357	$126,767	$81,187	$131,721	$31,198	$769,230

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Forward Looking Statements

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the statements contained herein. The following important factors, in addition to those discussed in our 2003 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) changes in general economic and business conditions; (l) terrorist attacks or actions; (m) acts of war; (n) weather conditions; and (o) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of March 31, 2004, we owned a diversified portfolio of 67 properties, consisting of 11 retail centers, 29 office buildings, 18 industrial complexes and 9 multifamily buildings, totaling 9.8 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses.
•	Economic occupancy and rental rates.
•	Leasing activity – new, renewals and expirations.
•	Funds From Operations (“FFO”), a supplemental measure to Net Income.

Our results in the first quarter of 2004 were primarily impacted by the $177 million in acquisitions we completed in 2003, while the performance of our core portfolio (consisting of properties owned for the entirety of the first quarter of 2004 and the same time period in 2003) generally reflected market conditions in our region. The regional office market showed improvement during the quarter, particularly Northern Virginia, as the region’s economy improved due to increased spending by the Federal government on Homeland Security and defense, as evidenced by the execution of large leases by Northrop Grumman, TKC Communications and Computer Sciences, among others. Despite the improvement in leasing activity, there is still significant vacancy in the Northern Virginia market to be absorbed before the market approaches equilibrium and rental rate growth can be expected. This trend is reflected in our Northern Virginia office portfolio, which was 87% leased (calculated as the percentage of physical net rentable area leased) at quarter end, compared to 97% in our Washington, DC portfolio. Our Maryland office portfolio was 85% leased at quarter end due to large vacancies at our Maryland Trade Center properties, which represent our greatest leasing challenge. The retail market continued strong, while the multifamily market was adversely affected by continued vacancy and construction activity in many submarkets, resulting in depressed rents in the region. The industrial market, which was slow in 2002 and 2003, showed signs of recovery in the first quarter of 2004, with improving occupancies in most building types, as was reflected in our industrial portfolio as well. We embarked upon our $100 million acquisition plan for the year, acquiring 8880 Gorman Road, a 140,700 square foot industrial property located in Laurel, Maryland for a contract purchase price of $11.5 million on March 10, 2004.

GENERAL

During the first quarter of 2004, we completed the following significant transactions:

•	The acquisition of one Industrial property, for an aggregate investment of $11.7 million, adding approximately 141,000 square feet of rentable space.

•	The execution of new leases for 322,000 square feet of office, retail and industrial space, combined.

During the first quarter of 2003, we completed the following significant transactions:

•	The acquisition of one Industrial property, for an aggregate investment of $10.6 million, adding 137,000 square feet of rentable space.

•	The issuance of $60 million of 5.125% senior unsecured notes in March 2003.

•	The lease of 116,000 square feet to Sunrise Senior Living, Inc. at 7900 Westpark Drive.

•	The execution of new leases (including Sunrise Senior Living, Inc.) for 414,000 square feet of office, retail and industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents are ratably accrued when we are reasonably certain, based on interim results, that cumulative sales for the year will exceed the annual percentage rent threshold.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, leasing commissions and other direct costs associated with obtaining a new tenant, discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Tenant Origination Cost”); (2) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases, both discounted using an interest rate which reflects the risks associated with the leases acquired (referred to as “Net Lease Intangible”); and (3) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the quarters ended March 31, 2004 or March 31, 2003.

Federal Income Taxes

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2003 ordinary taxable income to our shareholders.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the three-months ended March 31, 2004 and 2003. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as either “core” or “non-core”. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was not owned for the entirety of the periods being evaluated. One property was acquired during each of the quarters ended March 31, 2004 and March 31, 2003. No properties were sold during either period.

To provide more insight into our operating results, our discussion is divided into two main sections: (1) Consolidated Results of Operations where we provide an overview analysis of results on a consolidated basis and (2) Net Operating Income where we provide a detailed analysis of core versus non-core property-level NOI results by segment.

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2004	2003	$ Variance	% Change
Minimum base rent	$40,201	$35,381	$4,820	13.6%
Recoveries from tenants	2,914	2,531	383	15.1%
Parking and other tenant charges	1,261	1,049	212	20.2%

	$44,376	$38,961	$5,415	13.9%

Real estate rental revenue is comprised of (1) minimum base rent, which includes gross potential rental revenues recognized on a straight-line basis less a vacancy adjustment for space that is not leased, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $4.8 million (13.6%) in the first quarter of 2004 as compared to the comparable period in 2003 due primarily to the four office buildings and one industrial complex acquired in 2003. These acquisitions accounted for $0.3 million, or 76%, of the $0.4 million increase in recoveries from tenants and 91% of the $0.2 million increase in parking and other tenant charges in the first quarter of 2004 over the first quarter of 2003. Total real estate revenue from core properties was slightly higher ($0.1 million) than the same quarter in 2003.

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall economic occupancy increased 0.7% as a result of gains in the industrial and office sectors, which are our largest in terms of square footage, partially offset by occupancy declines in the multifamily and retail sectors. Occupancy in the office sector was positively impacted by 100% occupancy levels achieved by the four office properties acquired in 2003. Retail occupancy was slightly down due primarily to renovation at Westminster for a national grocery chain expected to take possession by year end. Likewise, multifamily occupancy was impacted by the renovation of 21 former HUD units and 4 additional units off market at The Ashby at McLean and lower occupancies at four of the remaining eight properties. Industrial occupancy was positively impacted by gains in the core industrial portfolio due to increased leasing activity in the latter half of 2003 and the first quarter of 2004. A summary of consolidated economic occupancy by sector follows:

Consolidated Economic Occupancy

	Three Months Ended March 31,
	2004	2003	Variance
Sector
Office	89.1%	87.1%	2.0%
Retail	94.4%	96.1%	(1.7%)
Multifamily	88.6%	90.9%	(2.3%)
Industrial	91.5%	88.2%	3.3%

Total	90.0%	89.3%	0.7%

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Property operating expenses	$9,853	$8,548	$1,305	15.3%
Real estate taxes	3,610	3,055	555	18.2%

	$13,463	$11,603	$1,860	16.0%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services and supplies, common area maintenance and other operating expenses.

Real estate operating expenses were 30% of revenue in the first quarter of 2004 and 2003. The properties acquired in 2003 accounted for $0.8 million of the $1.3 million increase in property operating expenses and almost 100% of the $0.6 million increase in real estate taxes over the first quarter of 2003. Core property operating expenses increased $0.5 million as a result of higher utility costs, property administration expenses and repairs and maintenance.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Depreciation and amortization	$9,872	$8,073	$1,799	22.3%
Interest expense	8,575	7,047	1,528	21.7%
General and administrative	1,229	1,132	97	8.6%

	$19,676	$16,252	$3,424	21.1%

Depreciation and amortization expense increased $1.8 million (22.3%) to $9.9 million in the first quarter of 2004 from $8.1 million in the first quarter of 2003 due to total acquisitions of $177 million and capital and tenant improvement expenditures of $27.4 million in 2003. Of the $1.8 million increase in depreciation and amortization expense in the current period, $1.5 million was from properties acquired in 2003 and $0.3 million was from core properties.

Interest expense increased $1.5 million to $8.6 million in the first quarter of 2004 from $7.1 million in the first quarter of 2003. The increase was primarily due to (1) the issuance of $100 million in 5.25% senior notes in December 2003 to refinance $90 million in short-term note payable borrowings in connection with the 2003 acquisitions of 1776 G Street and Prosperity Medical Center, (2) the issuance of $60 million in 5.125% senior unsecured notes in March 2003 and (3) the assumption of a $6.8 million mortgage in January 2003 for the acquisition of Fullerton Industrial Center and $49.8 million in mortgages in October 2003 for the acquisition of Prosperity Medical Center. The increase to interest expense as a result of these borrowings ($2.6 million in total) was partially offset by lower interest expense of $0.9 million due to the payoff of $50 million in 7.125% senior notes in August 2003. Interest expense in the first quarter of 2004 included $6.2 million for notes payable, $2.3 million for mortgage interest and $0.1 million for interest on the lines of credit. Interest expense in the first quarter of 2003 included $5.2 million for notes payable, $1.6 million for mortgage interest and $0.3 million for interest on the lines of credit.

General and administrative expenses were $1.2 million for the first quarter of 2004 as compared to $1.1 million for the same period in 2003 due primarily to increased compensation expense for officers and corporate employees.

NET OPERATING INCOME

Real estate NOI is one of the key performance measures we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income is provided on the following page.

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the first quarter of 2004 compared to the first quarter of 2003. All amounts are in thousands except percentage amounts.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$38,858	$38,714	$144	0.4%
Non-core (1)	5,518	247	5,271	2134.0%

Total Real Estate Rental Revenue	$44,376	$38,961	$5,415	13.9%

Real Estate Expenses
Core	$12,036	$11,560	$476	4.1%
Non-core (1)	1,427	43	1,384	3218.6%

Total Real Estate Expenses	$13,463	$11,603	$1,860	16.0%

Net Operating Income
Core	$26,822	$27,154	$(332)	(1.2%)
Non-core (1)	4,091	204	3,887	1905.4%

Total Net Operating Income	$30,913	$27,358	$3,555	13.0%

Reconciliation to Net Income
NOI	$30,913	$27,358
Other revenue	65	108
Interest expense	(8,575)	(7,047)
Depreciation and amortization	(9,872)	(8,073)
General and administrative expenses	(1,229)	(1,132)

Net Income	$11,302	$11,214

Economic Occupancy	Q1 2004	Q1 2003
Core	88.8%	89.2%
Non-core (1)	99.8%	100.0%

Total	90.0%	89.3%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road

2003 acquisitions - 1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center

III, 718 Jefferson Street and Fullerton Industrial.

We recognized NOI of $30.9 million in the first quarter of 2004, which was $3.6 million (13.0%) greater than in the same period in 2003 due largely to our 2003 acquisitions, which added 659,000 square feet of net rentable space. These acquired properties contributed $4.1 million in NOI in the current quarter (13.2% of total NOI).

Core properties experienced a $0.3 million (1.2%) decrease in NOI due primarily to a $0.5 million increase in real estate expenses, which offset the $0.1 million increase in real estate revenue. Real estate revenue was positively impacted by 0.6% growth in core rental rates due to increases in the retail and multifamily sectors, while rental rates in the industrial sector declined and office rental rates were flat. Increased percentage rents in the retail sector and higher operating expense reimbursements in the office and industrial sectors also contributed to the increase in revenue. The increase in core expenses was driven by the office and multifamily sectors, which contributed $0.3 million and $0.2 million, respectively, to the increase as a result of increased utilities, property administrative costs and repairs and maintenance expenses.

Overall economic occupancy increased from 89% in the first quarter of 2003 to 90% in 2004 due largely to the properties acquired in 2003. Core economic occupancy was relatively flat at 89%. As of March 31, 2004, 17% of the total square footage leased was scheduled to expire in 2004. During the quarter, 53% of the square footage that expired was renewed.

This was lower than our historical retention of approximately 65%, due to a lower than desirable retention rate in our office portfolio. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$19,742	$19,739	$3	0.0%
Non-core (1)	5,110	—	5,110	100.0%

Total Real Estate Rental Revenue	$24,852	$19,739	$5,113	25.9%

Real Estate Expenses
Core	$6,397	$6,102	$295	4.8%
Non-core (1)	1,346	—	1,346	100.0%

Total Real Estate Expenses	$7,743	$6,102	$1,641	26.8%

Net Operating Income
Core	$13,345	$13,637	$(292)	(2.1%)
Non-core (1)	3,764	—	3,764	100.0%

Total Net Operating Income	$17,109	$13,637	$3,472	25.5%

Reconciliation to Net Income
NOI	$17,109	$13,637
Other revenue	—	—
Interest expense	(989)	(323)
Depreciation and amortization	(6,167)	(4,397)
General and administrative expenses	—	—

Net Income	$9,953	$8,917

Economic Occupancy	Q1 2004	Q1 2003
Core	86.7%	87.1%
Non-core (1)	100.0%	n/a

Total	89.1%	87.1%

(1)	Non-core properties include:

2003 acquisitions - 1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II,

Prosperity Medical Center III

The office sector recognized NOI of $17.1 million in the first quarter of 2004, which was $3.5 million (25.5%) higher than in the comparable period in 2003 due primarily to our acquisitions of 1776 G Street in August 2003 and Prosperity Medical Center (4 buildings total) in October 2003. These properties contributed $3.8 million to NOI (22.0% of the total).

Core office properties experienced a $0.3 million (2.1%) decrease in NOI due to a $0.3 million increase in real estate expenses, while revenues remained flat at $19.7 million. Core office rental rates were relatively flat compared to the first quarter 2003, while occupancy was down slightly. Core real estate expenses were higher due primarily to increased electricity costs, largely as a result of the implementation of the Montgomery County (MD) energy tax and increased occupancy at 7900 Westpark due to the move-in of Sunrise Senior Living, Inc. Other increases included higher property administration expense due to the portfolio-wide implementation of a web-based software program to request and track maintenance requests, and higher repairs and maintenance.

Core economic occupancy for the office sector was slightly down at just under 87%, as the favorable impact of the lease-up of 116,000 square feet of vacant space to Sunrise Senior Living, Inc. at 7900 Westpark and the expansion of Northrop Grumman at 1700 Research Blvd. was offset by the expiration of several leases that were not renewed, including Lockheed at Maryland Trade Center, the FBI at 7700 Leesburg and McGraw Hill at 1600 Wilson Blvd. Overall economic occupancy increased from 87% to 89% as a result of 100% occupancy at the non-core properties. As of March 31, 2004, 21% of the total office square footage leased is scheduled to expire in 2004. During the quarter, 31% of the square footage that expired was renewed.

During the first quarter of 2004, we executed new leases for 201,000 square feet of office space at an average rent decrease of 0.4%.

Retail Sector

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$6,749	$6,707	$42	0.6%
Non-core (1)	17	—	17	100.0%

Total Real Estate Rental Revenue	$6,766	$6,707	$59	0.9%

Real Estate Expenses
Core	$1,472	$1,500	$(28)	(1.9%)
Non-core (1)	4	—	4	100.0%

Total Real Estate Expenses	$1,476	$1,500	$(24)	(1.6%)

Net Operating Income
Core	$5,277	$5,207	$70	1.3%
Non-core (1)	13	—	13	100.0%

Total Net Operating Income	$5,290	$5,207	$83	1.6%

Reconciliation to Net Income
NOI	$5,290	$5,207
Other revenue	—	—
Interest expense	—	—
Depreciation and amortization	(927)	(869)
General and administrative expenses	—	—

Net Income	$4,363	$4,338

Economic Occupancy	Q1 2004	Q1 2003
Core	94.4%	96.1%
Non-core (1)	100.0%	n/a

Total	94.4%	96.1%

(1)	Non-core properties include:

2003 acquisitions - 718 Jefferson Street

The retail sector recognized NOI of $5.3 million in the first quarter of 2004, which was $0.1 million (1.6%) greater than in the same quarter in 2003 due primarily to a $0.1 million (1.3%) increase in core NOI.

The increase in core NOI was due to a $42,000 increase in revenues combined with a $28,000 decrease in expenses. The revenue increase was driven by a 2.5% increase in rental rates, combined with increases in percentage rents. Core real estate expenses decreased due primarily to lower common area maintenance costs as a result of lower snow removal costs.

Both core and overall economic occupancy for the retail sector declined from 96% to 94% primarily as a result of the renovation underway at Westminster for a national grocery store chain expected to take occupancy by year end. As of March 31, 2004, 8% of the total retail square footage leased is scheduled to expire in 2004. During the quarter, 93% of the square footage that expired was renewed.

During the first quarter of 2004, we executed new leases for 31,000 square feet of retail space at an average rent increase of 15%.

Multifamily Sector

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$7,058	$7,103	$(45)	(0.6%)

Total Real Estate Rental Revenue	$7,058	$7,103	$(45)	(0.6%)
Real Estate Expenses
Core	$2,889	$2,683	$206	7.7%

Total Real Estate Expenses	$2,889	$2,683	$206	7.7%

Net Operating Income
Core	$4,169	$4,420	$(251)	(5.7%)

Total Net Operating Income	$4,169	$4,420	$(251)	(5.7%)

Reconciliation to Net Income
NOI	$4,169	$4,420
Other revenue	—	—
Interest expense	(1,069)	(1,072)
Depreciation and amortization	(1,196)	(1,058)
General and administrative expenses	—	—

Net Income	$1,904	$2,290

Economic Occupancy	Q1 2004	Q1 2003
Core/Total	88.6%	90.9%

Multifamily NOI declined $0.3 million (5.7%) due primarily to a $0.2 million increase in real estate expenses as a result of increased utility costs, property personnel and repairs and maintenance costs. Revenues declined $45,000 due to a 1.4% increase in rental rates offset by a 2.3% decrease in occupancy due primarily to the renovation of 25 units taken off-market at The Ashby at McLean during the quarter and lower occupancy at four of the remaining eight properties. The vacancy impact of the units under renovation at The Ashby was $0.1 million, or 63% of this sector’s $0.2 million decrease in economic occupancy in the current quarter versus the prior quarter. At March 31, 2004, 28 of the total 51 units taken off market since the renovation program began in the second half of 2003 were renovated and available for lease.

Industrial Sector

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$5,309	$5,165	$144	2.8%
Non-core (1)	391	247	144	58.3%

Total Real Estate Rental Revenue	$5,700	$5,412	$288	5.3%

Real Estate Expenses
Core	$1,278	$1,275	$3	0.2%
Non-core (1)	77	43	34	79.1%

Total Real Estate Expenses	$1,355	$1,318	$37	2.8%

Net Operating Income
Core	$4,031	$3,890	$141	3.6%
Non-core (1)	314	204	110	53.9%

Total Net Operating Income	$4,345	$4,094	$251	6.1%

Reconciliation to Net Income
NOI	$4,345	$4,094
Other revenue	—	—
Interest expense	(253)	(237)
Depreciation and amortization	(1,305)	(1,332)
General and administrative expenses	—	—

Net Income	$2,787	$2,525

Economic Occupancy	Q1 2004	Q1 2003
Core	91.2%	87.7%
Non-core (1)	95.6%	100.0%

Total	91.5%	88.2%

(1)	Non-core properties include:

2003 acquisitions – Fullerton Industrial Center

2004 acquisitions – 8880 Gorman Road

The industrial sector recognized NOI of $4.3 million in the first quarter of 2004, which was $0.3 million (6.1%) greater than in the comparable quarter in 2003 due to a $0.1 million increase in core NOI and the acquisitions of 8880 Gorman Road in March 2004 and Fullerton Industrial in January 2003, which together contributed $0.3 million in NOI.

Core properties experienced a $0.1 million (3.6%) increase in NOI due to a $0.1 million improvement in revenues, while real estate expenses remained relatively flat at $1.3 million. Core revenues increased due primarily to a 3.5% growth in occupancy driven by increased leasing activity in the second half of 2003, partially offset by a 1% decline in rental rates as we offered lower renewal rates to increase occupancy. As of March 31, 2004, 18% of the total industrial square footage leased is scheduled to expire in 2004. During the quarter, 87% of the square footage that expired was renewed.

During the first quarter of 2004, we executed new leases for 90,000 square feet of industrial space at an average rent decrease of 7%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our real estate operations and our unsecured credit facilities. As of March 31, 2004, we had approximately $6.1 million in cash and cash equivalents and $61.7 million available for borrowing under our unsecured credit facilities. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to shareholders, to fund capital investments in our existing portfolio of operating assets, to fund operating and administrative expenses, and to fund new acquisitions and development activities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvement allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the current competitive leasing environment.

During 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $18 million to invest in our existing portfolio of operating assets, including approximately $3 million to fund tenant-related capital requirements;

•	Approximately $25 million to invest in our development projects;

•	Approximately $100 million to fund our expected property acquisitions;

•	$55 million to retire our 7.78% medium-term unsecured notes maturing November 2004, which we expect to pay at or before the scheduled maturity date from the proceeds of a new financing or borrowings under our credit facilities.

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

In April 2004, we filed a shelf registration with the Securities and Exchange Commission (“SEC”), which allows us to offer from time to time common and preferred shares, warrants to purchase common shares and unsecured senior or subordinated debt securities up to an aggregate amount of approximately $503 million. The issuance of preferred shares is conditioned upon approval by our shareholders of the proposed amendment to make preferred shares available for issuance. The proposed amendment is fully described in our April 1, 2004 Proxy filing with the SEC.

Debt Financing

We generally use unsecured, corporate-level debt, including senior and medium-term unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at March 31, 2004 is summarized as follows:

(in thousands)
Fixed rate mortgages	$141,752
Unsecured credit facilities	13,250
Senior and medium-term unsecured notes	375,000

$530,002

The $141.8 million in fixed rate mortgages bore an effective weighted average interest rate of 6.6% at March 31, 2004 and had a weighted average maturity of 7.6 years.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $75 million under these lines, which bear interest at an adjustable spread over LIBOR based on the Trust’s interest coverage ratio and public debt rating. The first, Credit Facility No. 1, is a two-year, $25 million unsecured credit facility expiring in July 2004. The second, Credit Facility No. 2, is a three-year $50 million unsecured credit facility expiring in July 2005. In March 2004, we borrowed $13.3 million under Credit Facility No. 2, including $11 million to fund our acquisition of 8880 Gorman Road and $2.3 million to fund certain capital improvements to real estate.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our senior and medium-term fixed-rate notes payable have maturities ranging from November 2004 through February 2028 (see Note 6), as follows:

(In thousands)	Note Principal
7.78% notes due 2004	$55,000
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
7.25% notes due 2028	50,000

$375,000

In March 2003, we issued $60 million of 5.125% senior unsecured notes. No notes were issued in the first quarter of 2004. As noted above, $55 million of medium-term unsecured notes mature in November 2004. We expect to pay these notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings.

Our unsecured revolving credit facilities and the senior and medium-term notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2003 10-K, all of which we met as of March 31, 2004.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the three months ended March 31, 2004 and 2003.

(In thousands)	Q1 2004	Q1 2003
Common dividends	$15,558	$13,812
Minority interest distributions	61	29

	$15,619	$13,841

Acquisitions and Development

We acquired one property in 2004 and one property in 2003 (as of March 31) for total acquisition costs of $11.7 million and $10.6 million, respectively. The 2004 acquisition was financed through a line of credit advance. The 2003 acquisition was financed through the assumption of a $6.8 million mortgage and a line of credit advance.

As of March 31, 2004, we had spent $7.8 million, including land costs, on two major development projects — WRIT Rosslyn Center and South Washington Street — and one major redevelopment project at Westminster Shopping Center. Spending during the first quarter of 2004 on these projects totaled $1.1 million compared to $5.2 million in the first quarter of 2003.

Historical Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,
(In millions)	2004	2003	Variance
Cash provided by operating activities	$19.5	$17.8	$1.7
Cash used in investing activities	$(18.5)	$(8.4)	$(10.1)
Cash provided by (used in) financing activities	$(0.5)	$(5.1)	$4.6

Operations generated $19.5 million of net cash in the first quarter of 2004 compared to $17.8 million during the comparable period in 2003. The increase in cash flow was due primarily to the additional revenues from assets acquired in 2003. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $18.5 million in the first quarter of 2004 compared to $8.4 million in the first quarter of 2003. The change in cash flows from investing activities was due primarily to the acquisition of 8880 Gorman Road for $11.7 million. In the first quarter of 2003, acquisition costs of $10.6 million were reduced by the assumption of a $6.6 million mortgage on Fullerton Industrial Center. Additionally, capital improvements to real estate increased $2.4 million due in part to the payment of $1.1 million in tenant improvement costs to one tenant during the first quarter of 2004 and a $0.7 million increase in retail sector capital improvements due to the redevelopment project at Westminster.

Our financing activities used net cash of $0.5 million in the first quarter of 2004 compared to $5.1 million in the first quarter of 2003. The $4.6 million decrease in net cash used by financing activities was due to a number of factors. In 2003 the net proceeds from debt offering was $8.6 million after the repayment of borrowings under our lines of credit. This $8.6 million compares to $13.3 million borrowed in the first quarter of 2004 under our lines. Additionally, net proceeds from the exercise of share options increased $1.9 million in first quarter 2004 as compared to first quarter 2003. These increases were partially reduced by the $1.7 million increase in dividends paid in the first quarter of 2004.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Three months ended March 31,
	2004	2003
Earnings to fixed charges	2.3x	2.6x

Debt service coverage	3.3x	3.6x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of net income plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, plus interest costs capitalized.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three months ended:

(In thousands)	March 31, 2004	March 31, 2003
Net income	$11,302	$11,214
Adjustments
Depreciation and amortization	9,872	8,073

FFO as defined by NAREIT	$21,174	$19,287

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

Our interest rate risk has not changed significantly from what was disclosed in our 2003 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		12.	Computation of Ratios

		31.	Rule 13a-14(a)/15(d)-14(a) Certifications

			(a)	Certification – Chief Executive Officer

			(b)	Certification – Senior Vice President

			(c)	Certification – Chief Financial Officer

		32.	Section 1350 Certifications

			(a)	Written Statement of Chief Executive Officer,

Senior Vice President and Chief Executive Officer

	(b)	Reports on Form 8-K

		1.	April 20, 2004 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s March 31, 2004 quarterly supplemental and earnings information.

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

Date: May 6, 2004