Form 10-Q
period 2004-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2004-08-06
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED JUNE 30, 2004

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, July 31, 2004.

SHARES OF BENEFICIAL INTEREST 41,768,838

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2003 included in the Trust’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Land	$212,993	$210,366
Building and improvements	864,101	842,501

Total real estate, at cost	1,077,094	1,052,867
Accumulated depreciation	(195,749)	(177,640)

Total investment in real estate, net	881,345	875,227
Cash and cash equivalents	8,336	5,486
Rents and other receivables, net of allowance for doubtful accounts of $2,772 and $2,674, respectively	20,983	18,397
Prepaid expenses and other assets	26,802	28,979

Total assets	$937,466	$928,089

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$22,912	$19,068
Advance rents	5,363	5,322
Tenant security deposits	6,229	6,168
Mortgage notes payable	141,271	142,182
Line of credit	13,250	—
Notes payable	375,000	375,000

Total liabilities	564,025	547,740

Minority interest	1,615	1,601

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 41,769 and 41,607 shares issued and outstanding	418	416
Additional paid-in capital	400,713	396,462
Distributions in excess of net income	(25,840)	(16,272)
Less: Deferred compensation on restricted shares	(3,465)	(1,858)

Total Shareholders’ Equity	371,826	378,748

Total Liabilities and Shareholders’ Equity	$937,466	$928,089

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Real estate rental revenue	$44,829	$39,481	$89,205	$78,442
Other income	115	132	180	240

	44,944	39,613	89,385	78,682
Expenses
Real estate expenses	13,400	11,235	26,863	22,838
Interest expense	8,614	7,581	17,189	14,628
Depreciation and amortization	10,121	8,245	19,993	16,318
General and administrative	1,727	1,264	2,956	2,396

	33,862	28,325	67,001	56,180

Net income	$11,082	$11,288	$22,384	$22,502

Net income per share – basic	$0.27	$0.29	$0.54	$0.57

Net income per share – diluted	$0.26	$0.29	$0.54	$0.57

Weighted average shares outstanding – basic	41,638	39,241	41,605	39,207
Weighted average shares outstanding – diluted	41,838	39,452	41,831	39,387
Dividends paid per share	$0.3925	$0.3725	$0.7650	$0.7250

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2003	41,607	$416	$(1,858)	$396,462	$(16,272)	$378,748
Net income	—	—	—	—	22,384	22,384
Dividends	—	—	—	—	(31,952)	(31,952)
Share options exercised	60	1	—	2,389	—	2,390
Share grants, net of share grant amortization	102	1	(1,607)	1,862	—	256

Balance, June 30, 2004	41,769	$418	$(3,465)	$400,713	$(25,840)	$371,826

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2004	2003
Cash Flow From Operating Activities
Net income	$22,384	$22,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,993	16,318
Provision for losses on accounts receivable	519	972
Amortization and accrual of share grants	291	108
Changes in other assets	(1,029)	(939)
Changes in other liabilities	3,924	2,184

Net cash provided by operating activities	46,082	41,145

Cash Flow From Investing Activities
Real estate acquisitions, net*	(11,682)	(5,164)
Capital improvements to real estate	(14,281)	(9,938)
Non-real estate capital improvements	(46)	(61)

Cash used in investing activities	(26,009)	(15,163)

Cash Flow From Financing Activities
Line of credit (repayments)/borrowings, net	13,250	(50,750)
Dividends paid	(31,952)	(28,446)
Principal payments – mortgage notes payable	(911)	(575)
Net proceeds from debt offering	—	59,369
Net proceeds from the exercise of share options	2,390	2,013

Net cash used in financing activities	(17,223)	(18,389)

Net increase in cash and cash equivalents	2,850	7,593
Cash and cash equivalents, beginning of period	5,486	13,076

Cash and cash equivalents, end of period	$8,336	$20,669

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,034	$13,342

Non-cash Transactions:

*	On January 24, 2003, WRIT purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. WRIT assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $5.2 million amount shown as 2003 acquisitions or in the amount shown as the net proceeds from debt offering.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Federal Income Taxes

We qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2003 ordinary taxable income to our shareholders. There were no capital gains in 2003.

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

Within these notes to the financial statements, we refer to the three and six months ended June 30, 2004 as the “2004 Quarter” and “2004 Period,” respectively, and the three and six months ended June 30, 2003 as the “2003 Quarter” and “2003 Period,” respectively.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $38,000 and $46,000 for the 2004 Quarter and the 2003 Quarter, respectively, and $77,000 and $86,000 for the 2004 Period and the 2003 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt and are included in interest expense on the accompanying consolidated statements of income.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases are capitalized and amortized on a straight-line basis over the terms of the respective leases.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2004 Quarter and 2003 Quarter was $9.2 million and $7.4 million, respectively, and $18.4 million and $14.7 million for the 2004 Period and 2003 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $254,000 and $50,000 for the 2004 Quarter and 2003 Quarter, respectively, and $332,000 and $86,000 for the 2004 Period and 2003 Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2004 Period and 2003 Period.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. As of June 30, 2004 and December 31, 2003, Tenant Origination Costs net of accumulated depreciation totaled $4.5 million and $5.0 million, respectively, Leasing Commissions net of accumulated amortization totaled $3.3 million and $3.6 million, respectively, Net Lease Intangible assets net of accumulated amortization totaled $2.8 million and $2.6 million, respectively, Net Lease Intangible liabilities net of accumulated amortization totaled $2.8 million and $3.2 million, respectively, and $0 had been assigned to Customer Relationship Value.

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

JUNE 30, 2004

(UNAUDITED)

In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Quarter ended June 30,		For the Period ended June 30,
Pro-forma Information	2004	2003	2004	2003
(In thousands, except per share data)
Net income, as reported	$11,082	$11,288	$22,384	$22,502
Add: Stock-based employee compensation expense included in reported net income	167	54	291	108
Deduct: Total stock-based employee compensation expense determined under fair value method	(259)	(243)	(476)	(486)

Pro-forma net income	$10,990	$11,099	$22,199	$22,124

Earnings per share:
Basic – as reported	$0.27	$0.29	$0.54	$0.57
Basic – pro-forma	$0.26	$0.28	$0.53	$0.56
Diluted – as reported	$0.26	$0.29	$0.54	$0.57
Diluted – pro-forma	$0.26	$0.28	$0.53	$0.56

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2004	December 31, 2003
Office	$648,850	$642,102
Retail	144,420	142,215
Multifamily	122,015	118,403
Industrial/Flex	161,809	150,147

	$1,077,094	$1,052,867

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

WRIT acquired the following property during 2004:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
March 2004	8880 Gorman Road	Industrial	140,700	$11,500

We accounted for this acquisition using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of Gorman Road resulted in the recognition of $0.2 million in tenant origination costs, $0.2 million in leasing commissions, and a $0.5 million net intangible lease asset. Gorman Road’s results of operations are included in the income statement as of the March 10, 2004 acquisition date.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	June 30, 2004	December 31, 2003
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69% per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$18,957	$19,245

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88% per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,796	7,910

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,634	8,776

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,582	6,670

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	49,302	49,581

	$141,271	$142,182

Total carrying amount of the above mortgaged properties was $221.0 million and $218.3 million at June 30, 2004 and December 31, 2003, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Scheduled principal payments for the remaining six months in 2004 and the remaining years subsequent to December 31, 2004 are as follows:

(in thousands)
2004	$1,047
2005	27,549
2006	7,388
2007	8,642
2008	834
Thereafter	95,811

Total	$141,271

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2004, WRIT had two unsecured lines of credit: a $25.0 million line of credit (“Credit Facility No. 1”) and a $50.0 million line of credit (“Credit Facility No. 2”).

Credit Facility No. 1

We had $13.3 million outstanding during the quarter ended and as of June 30, 2004 related to Credit Facility No. 1. At June 30, 2004, $11.7 million of this commitment was unused and available for subsequent acquisitions or capital improvements. Of the $13.3 million outstanding, $11.0 million was borrowed in March 2004 to fund the acquisition of 8880 Gorman Road and $2.3 million was borrowed to fund certain capital improvements to real estate. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances were due and payable upon maturity in July 2004. Interest only payments were due and payable generally on a monthly basis. We recognized $59,900 in interest expense for the 2004 Quarter and $72,200 for the 2004 Period, representing an average interest rate of 1.8% per annum on the outstanding balance. We recognized $0 and $94,100 in interest expense for the 2003 Quarter and 2003 Period, respectively, representing an average interest rate of 2.0% per annum on the outstanding balance.

Credit Facility No. 1 required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. During the 2004 Quarter and 2004 Period, we recognized unused commitment fees of $6,600 and $27,700, respectively. During the 2003 Quarter and 2003 Period, we recognized unused commitment fees of $23,200 and $26,800, respectively.

On July 21, 2004, we closed a new $50.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association. This facility, referred to as the “New Credit Facility No. 1,” replaces Credit Facility No. 1.

The New Credit Facility No. 1 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable on a monthly basis.

Credit Facility No. 2

During the 2004 Period and at June 30, 2004, the entire $50.0 million of this commitment was unused and available for subsequent acquisitions or capital improvements. Advances under this agreement bear interest at LIBOR plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis. During the 2004 Quarter and 2004 Period, no interest expense on the outstanding balance was recognized. During the 2003 Quarter and 2003 Period, we recognized interest expense of $0 and $138,000, respectively, representing an average interest rate of 2.2% per annum on the outstanding balance.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Credit Facility No. 2 requires us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. During the 2004 Quarter and 2004 Period, we recognized $25,300 and $50,800, respectively in unused commitment fees on this facility. During the 2003 Quarter and 2003 Period, we recognized $25,300 and $37,000, respectively, in unused commitment fees.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of June 30, 2004.

The covenants under our line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes discussed in Note 6, which follows, require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have a separate insurance policy which provides terrorism coverage; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by Federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100.0 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100.0 billion. This legislation expires in November 2005.

NOTE 6: NOTES PAYABLE

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

On March 17, 2003, we sold $60.0 million of 5.125% unsecured notes due March 2013. The notes bear an effective interest rate of 5.23%. Our total proceeds, net of underwriting fees, were $59.1 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund general corporate purposes.

On December 11, 2003, we sold $100.0 million of 5.25% unsecured notes due January 2014. The notes bear an effective interest rate of 5.34%. Our total proceeds, net of underwriting fees, were $99.3 million. We used the proceeds of these notes to repay advances on our lines of credit.

These notes contain certain financial and non-financial covenants, all of which we have met as of June 30, 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Scheduled maturity dates of the securities for the remaining six months in 2004 and the remaining years subsequent to December 31, 2004 are as follows (in thousands):

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

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. During the 2004 Quarter and 2004 Period, we made contributions of $69,000 and $136,000, respectively, to the 401(k) Plan. For the 2003 Quarter and 2003 Period, we made contributions to the 401(k) Plan of $61,000 and $135,000, respectively.

We adopted a split dollar life insurance plan for officers, excluding the Chief Executive Officer (“CEO”), in 2000. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. We have an interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $1.0 million and $0.9 million at June 30, 2004 and December 31, 2003, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. In accordance with the requirements of SFAS 87, we recognized $0.1 million in both the 2004 Quarter and 2003 Quarter and $0.2 million in both the 2004 Period and 2003 Period, as the current service cost.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	For the Quarter ended June 30,		For the Period ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted per share calculations:
Net income	$11,082	$11,288	$22,384	$22,502
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	41,638	39,241	41,605	39,207
Effect of dilutive securities:
Employee stock option and share grant awards	200	211	226	180

Denominator for diluted per share amounts	41,838	39,452	41,831	39,387

Net income per share
Basic	$0.27	$0.29	$0.54	$0.57
Diluted	$0.26	$0.29	$0.54	$0.57

NOTE 9: SEGMENT INFORMATION

We have four reportable segments: Office Buildings, Retail Centers, Multifamily Properties and Industrial/Flex Centers. Office Buildings, which include medical office buildings, provide office space for various types of businesses and professions. Retail Centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily Properties provide housing for families throughout the Washington Metropolitan area. Industrial/Flex Centers are used for flex-office, warehousing and distribution type facilities.

The real estate revenue as a percentage of total for each of the four reportable segments are as follows:

	Quarter Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Office Buildings	56%	52%	56%	51%
Retail Centers	15%	16%	15%	17%
Multifamily Properties	16%	18%	16%	18%
Industrial/Flex Centers	13%	14%	13%	14%

The real estate assets as a percentage of total for each of the four reportable segments are as follows:

	June 30, 2004	December 31, 2003
Office Buildings	60%	61%
Retail Centers	14%	14%
Multifamily Properties	11%	11%
Industrial/Flex Centers	15%	14%

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Segment Information:

	(in thousands) Quarter Ended June 30, 2004
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Center	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$25,005	$6,803	$7,176	$5,845	$—	$44,829
Other income	—	—	—	—	115	115

	$25,005	$6,803	$7,176	$5,845	$115	$44,944
Expenses
Real estate expenses	7,700	1,576	2,817	$1,307	—	13,400
Interest expense	1,106	—	1,066	252	6,190	8,614
Depreciation and amortization	6,415	909	1,197	1,361	239	10,121
General and administration	—	—	—	—	1,727	1,727

	15,221	2,485	5,080	2,920	8,156	33,862
Net Income	$9,784	$4,318	$2,096	$2,925	$(8,041)	$11,082

Capital expenditures	$3,844	$1,191	$2,146	$323	$21	$7,525

Total assets	$568,439	$127,495	$84,504	$138,221	$18,807	$937,466

	(in thousands) Quarter Ended June 30, 2003
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$20,529	$6,481	$7,069	$5,402	$—	$39,481
Other income	—	—	—	—	132	132

	20,529	6,481	7,069	$5,402	132	39,613
Expenses
Real estate expenses	5,863	1,440	2,738	1,194	—	11,235
Interest expense	381	—	1,071	258	5,871	7,581
Depreciation and amortization	4,520	888	1,091	1,321	425	8,245
General and administration	—	—	—	—	1,264	1,264

	10,764	2,328	4,900	2,773	7,560	28,325
Net Income	$9,765	$4,153	$2,169	$2,629	$(7,428)	$11,288

Capital expenditures	$3,359	$540	$1,536	$301	$35	$5,771

Total assets	$397,984	$127,486	$81,384	$130,536	$32,770	$770,160

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

	(in thousands) Period Ended June 30, 2004
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$49,857	$13,569	$14,234	$11,545	$—	$89,205
Other income	—	—	—	—	180	180

	$49,857	$13,569	$14,234	11,545	180	$89,385
Expenses
Real estate expenses	15,443	3,052	5,706	2,662	—	26,863
Interest expense	2,095	—	2,135	505	12,454	17,189
Depreciation and amortization	12,582	1,836	2,393	2,666	516	19,993
General and administration	—	—	—	—	2,956	2,956

	30,120	4,888	10,234	5,833	15,926	67,001
Net Income	$19,737	$8,681	$4,000	5,712	(15,746)	$22,384

Capital expenditures (excluding real estate acquisitions)	$7,731	$2,277	$3,612	$661	$46	$14,327

	(in thousands) Period Ended June 30, 2003
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$40,268	$13,187	$14,172	$10,815	$—	$78,442
Other income	—	—	—	—	240	240

	40,268	13,187	14,172	10,815	240	78,682
Expenses
Real estate expenses	11,965	2,941	5,419	2,513	—	22,838
Interest expense	704	—	2,144	495	11,285	14,628
Depreciation and amortization	8,917	1,758	2,151	2,652	840	16,318
General and administration	—	—	—	—	2,396	2,396

	21,586	4,699	9,714	5,660	14,521	56,180
Net Income	$18,682	$8,488	$4,458	$5,155	$(14,281)	$22,502

Capital expenditures (excluding real estate acquisitions)	$5,514	$893	$3,205	$326	$61	$9,999

NOTE 10: SUBSEQUENT EVENT

On July 21, 2004, we closed a new $50.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association. This facility, referred to as the “New Credit Facility No. 1” replaces Credit Facility No. 1. Refer to Note 5: Unsecured Lines of Credit Payable, for additional information.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) and six months (hereinafter referred to as the “Period”) ended June 30, 2004 and 2003, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2003 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) changes in general economic and business conditions; (l) terrorist attacks or actions; (m) acts of war; (n) weather conditions; and (o) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of June 30, 2004, we owned a diversified portfolio of 67 properties, consisting of 11 retail centers, 29 office buildings, 18 industrial complexes and 9 multifamily buildings, totaling 9.8 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses.

•	Economic occupancy and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a supplemental measure to Net Income.

Our results in the 2004 Quarter benefitted from the $188.3 million in acquisitions we completed in 2003 and year-to-date in 2004, while the performance of our core portfolio (consisting of properties owned for the entirety of the second quarter of 2004 and the same time period in 2003) generally reflected market conditions in our region. The regional office market, particularly Northern Virginia, showed improvement during the quarter due to increased spending by the Federal government on Homeland Security and defense, as evidenced by the execution of large leases by General Services Administration and large government contractors. However, there remains significant vacancy in the Northern Virginia market to be absorbed before the market approaches equilibrium and the return of rental rate growth. This trend is reflected in our Northern Virginia office portfolio, which was 87% leased (calculated as the percentage of physical net rentable area leased) at quarter end, compared to 96% in our Washington, DC portfolio. The Washington DC office market was the strongest in our region, as increased absorption primarily by the Federal government and large law firms offset substantial increases to supply. While overall leasing activity in the suburban Maryland market improved, it was less than robust as the pace of economic recovery has been slower than anticipated and there has been no significant demand from National Institutes of Health and its subcontractors. Our Maryland office portfolio was 85% leased at quarter end due to large vacancies at our Maryland Trade Center properties, which, with 123,000 square feet vacant plus an additional 79,300 expiring by year-end, remain our greatest leasing challenge — the leased percentage in our Maryland portfolio excluding these properties was 90%. The retail market continues to be strong in the region with nominal vacancies - our retail portfolio was 97% leased at quarter end. The region’s multifamily market continued to be affected by excess supply in suburban Maryland, while conditions generally improved in Washington, DC and Virginia, where the majority of our portfolio is located. Six of our nine multifamily properties realized higher occupancy during the quarter as compared to the same quarter last year. The industrial market continued to improve during the quarter. Our industrial portfolio achieved its second sequential quarter of positive occupancy and NOI growth. Our redevelopment pipeline includes Westminster Shopping Center, where we have a 37,000 square foot space for a national grocery store chain under construction, and Rosslyn Towers, our planned mixed-use residential and retail community (formerly known as WRIT Rosslyn Center) in Virginia.

GENERAL

During the 2004 Period, we completed the following significant transactions:

•	The acquisition of one Industrial property, for an aggregate investment of $11.7 million, adding approximately 141,700 square feet of rentable space.

•	The execution of new leases for 623,000 square feet of office, retail and industrial space, combined.

During the 2003 Period, we completed the following significant transactions:

•	The acquisition of one Industrial property, for an aggregate investment of $10.6 million, adding 137,000 square feet of rentable space, and one Retail property, for an aggregate investment of $1.1 million, to complete our ownership of the entire block of 800 South Washington Street, which is now under development.

•	The issuance of $60.0 million of 5.125% senior unsecured notes in March 2003.

•	The lease of 116,000 square feet to Sunrise Senior Living, Inc. at 7900 Westpark Drive.

•	The execution of new leases (including Sunrise Senior Living, Inc.) for 799,000 square feet of office, retail and industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2004 Period and 2003 Period.

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

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarter and Period ended June 30, 2004 and 2003, respectively. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as either “core” or “non-core”. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was not owned for the entirety of the periods being evaluated. One property was acquired during the 2004 Period and two properties were acquired during the 2003 Period. No properties were sold during either period.

To provide more insight into our operating results, our discussion is divided into two main sections: (1) Consolidated Results of Operations where we provide an overview analysis of results on a consolidated basis and (2) Net Operating Income where we provide a detailed analysis of core versus non-core property-level NOI results by segment.

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2004	2003	$Change	% Change	2004	2003	$Change	% Change
Minimum base rent	$40,591	$36,240	$4,351	12.0%	$80,792	$71,621	$9,171	12.8%
Recoveries from tenants	3,160	2,280	880	38.6%	6,074	4,811	1,263	26.3%
Parking and other tenant charges	1,078	961	117	12.2%	2,339	2,010	329	16.4%

	$44,829	$39,481	$5,348	13.5%	$89,205	$78,442	$10,763	13.7%

Real estate rental revenue is comprised of (1) minimum base rent, which includes gross potential rental revenues recognized on a straight-line basis less a vacancy adjustment for space that is not leased, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $4.4 million (12.0%) in the 2004 Quarter and $9.2 million (12.8%) in the 2004 Period compared to the 2003 Quarter and Period, respectively, primarily due to the four Office and two Industrial properties acquired in 2003 and year-to-date in 2004. These acquisitions accounted for $0.3 million and $0.6 million of the increase in recoveries from tenants and all of the increase in parking and other tenant charges in the 2004 Quarter and Period over the 2003 Quarter and Period, respectively. Total real estate revenue from core properties in the 2004 Quarter was flat to the prior year due to a $0.5 million decline in minimum base rent driven by increased vacancies in the Office sector, offset by a $0.5 million increase in recoveries from tenants. For the 2004 Period, real estate revenue from core properties was slightly higher ($0.2 million) than in the 2003 Period due to a $0.7 million increase in recoveries from tenants, offset by a $0.5 million decline in minimum base rent, again due to the increase in Office vacancies.

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. In the 2004 Quarter, our overall economic occupancy decreased 0.2% as a result primarily of increased vacancies in the Office sector, which offset occupancy gains in the Industrial sector. In the 2004 Period, overall occupancy increased 0.3% as a result of property acquisitions and increased Industrial leasing activity positively impacting the Industrial and Office sectors, partially offset by occupancy declines in the Multifamily and Retail sectors. During both the 2004 Quarter and Period, occupancy in the core Office sector was negatively impacted by the expiration of large tenant leases at Maryland Trade Center, 7700 Leesburg and 6110 Executive Blvd during the latter half of 2003 and early in 2004, while the 2004 Period was positively impacted by the Sunrise expansion at 7900 Westpark. Retail occupancy was slightly down due primarily to on-going redevelopment at Westminster for a national grocery store chain, which is expected to take possession by year end. Occupancy in the Multifamily sector was impacted by the renovation of 21 former HUD units and 4 additional units off market at The Ashby at McLean and lower occupancy at Bethesda Hill. Industrial occupancy was higher in the 2004 Quarter and Period due to increased leasing activity in the latter half of 2003 and the first quarter of 2004 at several of the core properties and the acquisitions of Fullerton Industrial and 8880 Gorman Road.

A summary of consolidated economic occupancy by sector follows:

	Quarter Ended June 30,			Period Ended June 30,
Sector	2004	2003	Change	2004	2003	Change
Office	88.9%	89.6%	(0.7%)	89.0%	88.3%	0.7%
Retail	94.6%	95.8%	(1.2%)	94.5%	95.9%	(1.4%)
Multifamily	90.4%	91.1%	(0.7%)	89.5%	91.0%	(1.5%)
Industrial	92.6%	87.2%	5.4%	92.1%	87.7%	4.4%

Total	90.3%	90.5%	(0.2%)	90.2%	89.9%	0.3%

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Property operating expenses	$9,763	$8,409	$1,354	16.1%	$19,616	$16,957	$2,659	15.7%
Real estate taxes	3,637	2,826	811	28.7%	7,247	5,881	1,366	23.2%

	$13,400	$11,235	$2,165	19.3%	$26,863	$22,838	$4,025	17.6%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 29.8% and 30.0% of revenue in the 2004 Quarter and Period, respectively, and 28.4% and 29.0% of revenue in the 2003 Quarter and Period, respectively. The properties acquired in 2003 and 2004 accounted for $0.8 million of the $1.4 million increase in property operating expenses and almost $0.6 million of the $0.8 million increase in real estate taxes over the 2003 Quarter. Core property operating expenses increased $0.6 million as a result of higher utility costs, property administration expenses and operating services and supplies.

Properties acquired in 2003 and 2004 accounted for $1.7 million of the $2.7 million increase in property operating expenses and almost 82% of the $1.4 million increase in real estate taxes over the 2003 Period. Core property operating expenses increased $1.0 million as a result of higher utility costs, property administration expenses and repairs and maintenance.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Depreciation & amortization	$10,121	$8,245	$1,876	22.8%	$19,993	$16,318	$3,675	22.5%
Interest expense	8,614	7,581	1,033	13.6%	17,189	14,628	2,561	17.5%
General & administrative	1,727	1,264	463	36.6%	2,956	2,396	560	23.4%

	$20,462	$17,090	$3,372	19.7%	$40,138	$33,342	$6,796	20.4%

Depreciation and amortization expense increased $1.9 million (22.8%) to $10.1 million in the 2004 Quarter from $8.2 million in the 2003 Quarter and increased $3.7 million (22.5%) to $20.0 million in the 2004 Period from $16.3 million in the 2003 Period, due to total acquisitions of $188.3 million and capital and tenant improvement expenditures of $41.7 million in 2003 and in the 2004 Period, combined. In the 2004 Quarter and Period, $1.7 million and $3.2 million, respectively, of the increase in depreciation and amortization expense was from properties acquired in 2003 and 2004. Core properties contributed $0.2 million in the 2004 Quarter and $0.5 million in the 2004 Period to the increase in depreciation and amortization.

Interest expense increased $1.0 million to $8.6 million in the 2004 Quarter and $2.6 million to $17.2 million in the 2004 Period. The increase in interest expense for both the Quarter and Period over the comparable prior year periods was primarily due to (1) the issuance of $100.0 million in 5.25% senior notes in December 2003 to refinance short-term borrowings in connection with the 2003 acquisitions of 1776 G Street and Prosperity Medical Center, (2) the issuance of $60.0 million in 5.125% senior unsecured notes in March 2003 and (3) the assumptions of a $6.8 million mortgage in January 2003 for the acquisition of Fullerton Industrial Center and $49.8 million in mortgages in October 2003 for the acquisition of the Prosperity Medical Centers. The increase to interest expense as a result of these borrowings ($1.8 million in total for the Quarter and $4.4 million for the Period) was partially offset by lower interest expense of $0.9 million for the Quarter and $1.8 million for the Period due to the payoff of $50.0 million of 7.125% senior notes in August 2003. A summary of interest expense for the Quarter and Period ended June 30, 2004 and 2003, respectively, appears below (in $millions):

	Quarter Ended June 30,			Period Ended June 30,
Debt Type	2004	2003	$ Change	2004	2003	$ Change
Notes payable	$6.4	$5.8	$0.6	$12.6	$11.0	$1.6
Mortgages	2.3	1.7	0.6	4.7	3.3	1.4
Lines of credit	0.1	0.1	—	0.2	0.4	(0.2)
Capitalized interest	(0.2)	—	(0.2)	(0.3)	(0.1)	(0.2)

Total	$8.6	$7.6	$1.0	$17.2	$14.6	$2.6

General and administrative expenses increased to $1.7 million for the 2004 Quarter compared to $1.3 million for the 2003 Quarter, and $3.0 million for the 2004 Period compared to $2.4 million for the 2003 Period primarily due to increased compensation expense. The increase in compensation expense is attributable primarily to the increase in accrued incentive compensation based on year-to-date 2004 performance, an increase in long-term equity incentive compensation based on share grants issued in 2003 under our long-term incentive plan, and staffing increases.

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

2004 Quarter Compared to the 2003 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2004 Quarter compared to the 2003 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$39,540	$39,478	$62	0.2%
Non-core (1)	5,289	3	5,286	N/A

Total Real Estate Rental Revenue	44,829	39,481	5,348	13.5%
Real Estate Expenses
Core	11,994	11,234	760	6.8%
Non-core (1)	1,406	1	1,405	N/A

Total Real Estate Expenses	13,400	11,235	2,165	19.3%
Net Operating Income
Core	27,546	28,244	(698)	(2.5%)
Non-core (1)	3,883	2	3,881	N/A

Total Net Operating Income	$31,429	$28,246	$3,183	11.3%

Reconciliation to Net Income
NOI	$31,429	$28,246
Other revenue	115	132
Interest expense	(8,614)	(7,581)
Depreciation and amortization	(10,121)	(8,245)
General and administrative expenses	(1,727)	(1,264)

Net Income	$11,082	$11,288

	Quarter Ended June 30,
	2004	2003
Economic Occupancy
Core	89.2%	90.4%
Non-core (1)	99.6%	100.0%

Total	90.3%	90.5%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road

2003 acquisitions - 1776 G Street, Prosperity Medical Centers I, II, & III, and 718 Jefferson Street.

We recognized NOI of $31.4 million in the 2004 Quarter, which was $3.2 million or 11.3% greater than in the 2003 Quarter due largely to our 2003 and 2004 acquisitions, which added 800,000 square feet of net rentable space. These acquired properties contributed $3.9 million in NOI in the 2004 Quarter (12.4% of total NOI).

Core properties experienced a $0.7 million (2.5%) decline in NOI due primarily to a $0.8 million increase in real estate expenses, which offset the slight increase in real estate revenue. Real estate revenue was impacted by a $0.6 million increase in recoveries from tenants in the three commercial sectors, offset by a $0.5 million decline in minimum base rent, as increased Office, Retail and Multifamily vacancies exceeded gains in occupancy in the Industrial sector and rental rate increases in the Retail and Multifamily sectors. The increase in core expenses was driven by the Office and Retail sectors, which contributed $0.5 million and $0.1 million, respectively, to the increase as a result of higher real estate taxes, utilities, common area maintenance and repairs and maintenance expenses.

Overall economic occupancy decreased slightly from 90.5% in the 2003 Quarter to 90.3% in the 2004 Quarter as core economic occupancy was down from 90.4% to 89.2%, due largely to the decline in Office sector occupancy, offset somewhat by a 5.4% increase in Industrial occupancy. As of June 30, 2004, 11.7% of the total commercial square footage leased is scheduled to expire in 2004. During the quarter, 57.1% of the square footage that expired was renewed, compared to our historical retention rate of approximately 65%. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$19,996	$20,529	$(533)	(2.6%)
Non-core (1)	5,009	—	5,009	100.0%

Total Real Estate Rental Revenue	25,005	20,529	4,476	21.8%
Real Estate Expenses
Core	6,338	5,863	475	8.1%
Non-core (1)	1,362	—	1,362	100.0%

Total Real Estate Expenses	7,700	5,863	1,837	31.3%
Net Operating Income
Core	13,658	14,666	(1,008)	(6.9%)
Non-core (1)	3,647	—	3,647	100.0%

Total Net Operating Income	$17,305	$14,666	$2,639	18.0%

Reconciliation to Net Income
NOI	$17,305	$14,666
Interest expense	(1,106)	(381)
Depreciation and amortization	(6,415)	(4,520)

Net Income	$9,784	$9,765

	Quarter Ended June 30,
	2004	2003
Economic Occupancy
Core	86.5%	89.6%
Non-core (1)	99.6%	0.0%

Total	88.9%	89.6%

(1)	Non-core properties include:

2003 acquisitions - 1776 G Street and Prosperity Medical Centers I, II, & III

The Office sector recognized NOI of $17.3 million in the 2004 Quarter, which was $2.6 million, or 18.0%, higher than in the 2003 Quarter primarily due to our acquisitions of 1776 G Street in August 2003 and the Prosperity Medical Centers in October 2003. These properties contributed $3.6 million to NOI (21.1% of the total).

Core Office properties experienced a $1.0 million, or a 6.9%, decline in NOI due to a $0.5 million decrease in revenue combined with a $0.5 million increase in real estate expenses. The revenue decline was driven by rental rates that were 0.9% lower than in the 2003 Quarter due primarily to lower market rates and 3.1% lower occupancy. Recoveries from tenants were up $0.2 million dollars. Core real estate expenses were higher due primarily to increased real estate taxes at a majority of the properties, and increased electricity costs, largely as a result of the implementation of the Montgomery County (MD) energy tax and increased occupancy at 7900 Westpark due to the expansion of Sunrise Senior Living, Inc. Other increases included higher repairs and maintenance due to increased engineering staffing and higher contract security costs at Maryland Trade Center.

Core economic occupancy for the Office sector was 86.5% during the 2004 Quarter compared to 89.6% in the 2003 Quarter, as the favorable impact of the Sunrise Senior Living, Inc. expansion at 7900 Westpark, the lease-up of 12,100 square feet at 1220 19th Street and the expansion of Northrop Grumman at 1700 Research Blvd. was offset by the expiration of several leases that were not renewed, including Lockheed/OAO at Maryland Trade Centers I and II and the FBI at 7700 Leesburg, and vacancies at Tycon II and 6110 Executive Blvd. Overall economic occupancy was bolstered by the acquisitions of 1776 G Street and the Prosperity Medical Centers and was slightly lower at 88.9% during the 2004 Quarter compared to 89.6% during the 2003 Quarter. As of June 30, 2004, 14.3% of the total office square footage leased is scheduled to expire in 2004. During the 2004 Quarter, 59.5% of the square footage that expired was renewed.

During the 2004 Quarter, we executed new leases for 152,000 square feet of Office space at an average rent increase of 1.2%.

Retail Sector

	Quarter Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$6,800	$6,478	$322	5.0%
Non-core (1)	3	3	—	0.0%

Total Real Estate Rental Revenue	6,803	6,481	322	5.0%
Real Estate Expenses
Core	1,574	1,439	135	9.4%
Non-core (1)	2	1	1	100.0%

Total Real Estate Expenses	1,576	1,440	136	9.4%
Net Operating Income
Core	5,226	5,039	187	3.7%
Non-core (1)	1	2	(1)	(50.0%)

Total Net Operating Income	$5,227	$5,041	$186	3.7%

Reconciliation to Net Income
NOI	$5,227	$5,041
Depreciation and amortization	(909)	(888)

Net Income	$4,318	$4,153

	Quarter Ended June 30,
	2004	2003
Economic Occupancy
Core	94.6%	95.8%
Non-core (1)	100.0%	100.0%

Total	94.6%	95.8%

(1)	Non-core properties include:

2003 acquisitions -718 Jefferson Street

The Retail sector recognized NOI of $5.2 million in the 2004 Quarter, which was $0.2 million (3.7%) greater than in the 2003 Quarter due primarily to a $0.2 million (3.7%) increase in core NOI.

The increase in core NOI was due to a $0.3 million increase in revenues partially offset by a $0.1 million increase in expenses. The revenue increase was driven by a 1.7% increase in rental rates, combined with increases in expense recoveries as a result of higher common area maintenance and real estate tax expenses. Core real estate taxes increased due primarily to increased value assessments at 800 S. Washington St. and Hagerstown, while common area maintenance costs increased primarily due to painting the exterior at Wheaton Park and increased spending for parking lot repairs at a majority of the properties.

Both core and overall economic occupancy for the Retail sector declined from 95.8% to 94.6% primarily as a result of the renovation underway at Westminster for a national grocery store chain expected to take occupancy by year end. As of June 30, 2004, 6.1% of the total retail square footage leased is scheduled to expire in 2004. During the 2004 Quarter, 21.0% of the square footage that expired was renewed. This renewal percentage is lower than historical renewal rates due to the intentional termination of a large tenant at Foxchase in preparation for renovation of that center, anticipated to begin in the spring of 2005 after securing local government approvals.

During the 2004 Quarter, we executed new leases for 16,400 square feet of Retail space at an average rent increase of 17.5%.

Multifamily Sector

	Quarter Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,176	$7,069	$107	1.5%
Real Estate Expenses
Core/Total	2,817	2,738	79	2.9%

Net Operating Income
Core/Total	$4,359	$4,331	$28	0.6%

Reconciliation to Net Income
NOI	$4,359	$4,331
Interest expense	(1,066)	(1,071)
Depreciation and amortization	(1,197)	(1,091)

Net Income	$2,096	$2,169

	Quarter Ended June 30,
	2004	2003
Economic Occupancy
Core/Total	90.4%	91.1%

Multifamily NOI increased from $4.3 million to $4.4 million (0.6%) due primarily to a $0.1 million increase in real estate revenues, partially offset by higher real estate expenses as a result of increased marketing and personnel costs, offset slightly by a real estate tax refund at Avondale, based on a reduced property tax assessment. Revenues increased $0.1 million due to a 2.1% increase in rental rates, including the $0.1 million combined impact of the 16 new garden apartments at Walker House and the increase in rates for the former HUD units at The Ashby at McLean, now renovated and offered at market rates. Occupancy declined 0.7% due primarily to increased vacancy at Bethesda Hill and units at The Ashby at McLean off market for renovation.

Industrial Sector

	Quarter Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$5,568	$5,402	$166	3.1%
Non-core (1)	277	—	277	100.0%

Total Real Estate Rental Revenue	5,845	5,402	443	8.2%
Real Estate Expenses
Core	1,265	1,194	71	5.9%
Non-core (1)	42	—	42	100.0%

Total Real Estate Expenses	1,307	1,194	113	9.5%
Net Operating Income
Core	4,303	4,208	95	2.3%
Non-core (1)	235	—	235	100.0%

Total Net Operating Income	$4,538	$4,208	$330	7.8%

Reconciliation to Net Income
NOI	$4,538	$4,208
Interest expense	(252)	(258)
Depreciation and amortization	(1,361)	(1,321)

Net Income	$2,925	$2,629

	Quarter Ended June 30,
	2004	2003
Economic Occupancy
Core	92.3%	87.2%
Non-core (1)	100.0%	0.0%

Total	92.6%	87.2%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road

The Industrial sector recognized NOI of $4.5 million in the 2004 Quarter, which was $0.3 million (7.8%) greater than in the 2003 Quarter due to a $0.1 million increase in core NOI and the acquisition of 8880 Gorman Road in March 2004, which contributed $0.2 million in NOI.

Core properties experienced a $0.1 million (2.3%) increase in NOI due to a $0.2 million improvement in revenues, while real estate expenses increased slightly to $1.3 million from $1.2 million. Core revenues increased due primarily to a 5.1% growth in occupancy driven by increased leasing activity in the second half of 2003 and the first quarter of 2004 at the Ammendale properties in Maryland and NVIP I, Tech 100 and Earhart in Virginia. This occupancy growth was partially offset by a 1.5% decline in rental rates. As of June 30, 2004, 11.5% of the total Industrial square footage leased is scheduled to expire in 2004. During the 2004 Quarter, 60.6% of the square footage that expired was renewed.

During the 2004 Quarter, we executed new leases for 132,000 square feet of industrial space at an average rent increase of 14.8%, led by Pickett and NVIP I.

2004 Period Compared to the 2003 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2004 Period compared to the 2003 Period. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$78,060	$77,879	$181	0.2%
Non-core (1)	11,145	563	10,582	1879.6%

Total Real Estate Rental Revenue	89,205	78,442	10,763	13.7%
Real Estate Expenses
Core	23,954	22,707	1,247	5.5%
Non-core (1)	2,909	131	2,778	2120.6%

Total Real Estate Expenses	26,863	22,838	4,025	17.6%
Net Operating Income
Core	54,106	55,172	(1,066)	(1.9%)
Non-core (1)	8,236	432	7,804	1806.5%

Total Net Operating Income	$62,342	$55,604	$6,738	12.1%

Reconciliation to Net Income
NOI	$62,342	$55,604
Other revenue	180	240
Interest expense	(17,189)	(14,628)
Depreciation and amortization	(19,993)	(16,318)
General and administrative expenses	(2,956)	(2,396)

Net Income	$22,384	$22,502

	Period Ended June 30,
	2004	2003
Economic Occupancy
Core	89.0%	89.8%
Non-core (1)	99.6%	98.9%

Total	90.2%	89.9%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road

2003 acquisitions - 1776 G Street, Prosperity Medical Centers I, II & III, 718 Jefferson Street and Fullerton Industrial.

We recognized NOI of $62.3 million in the 2004 Period, which was $6.7 million or 12.1% greater than in the 2003 Period due largely to our 2003 and 2004 acquisitions, which added 800,000 square feet of net rentable space. These acquired properties contributed $8.2 million in NOI in the 2004 Period (13.2% of total NOI).

Core properties experienced a $1.1 million (1.9%) decrease in NOI due primarily to a $1.2 million increase in real estate expenses, which offset the $0.2 million increase in revenue. Real estate revenue was positively impacted by 0.3% growth in core rental rates due to increases in the Retail and Multifamily sectors, while rental rates in the Industrial sector declined and Office rental rates were slightly lower. Increased vacancies of $1.1 million in the Office, Multifamily and Retail sectors combined offset a $0.5 million increase in Industrial occupancy. Higher operating expense recoveries in all three commercial sectors of $0.6 million were offset by lower lease termination fees of $0.4 million, primarily in the Office and Retail sectors.

The increase in core expenses was driven by the Office and Multifamily sectors, which contributed $0.8 million and $0.3 million, respectively, to the increase as a result of increased utilities, repairs and maintenance, real estate taxes and property administrative costs.

Overall economic occupancy increased from 89.9% in the 2003 Period to 90.2% in the 2004 Period due largely to the properties acquired in 2003 and 2004. Core economic occupancy was lower at 89.0% compared to 89.8% due largely to the decline in Office sector occupancy, diminished somewhat by a 4.6% increase in Industrial occupancy. During the 2004 Period, 55.2% of the square footage that expired was renewed, compared to our historical retention rate of approximately 65%, due primarily to a lower than desirable retention rate in our Office portfolio. An analysis of NOI by sector follows.

Office Sector

	Period Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$39,738	$40,268	$(530)	(1.3%)
Non-core (1)	10,119	—	10,119	100.0%

Total Real Estate Rental Revenue	49,857	40,268	9,589	23.8%
Real Estate Expenses
Core	12,735	11,965	770	6.4%
Non-core (1)	2,708	—	2,708	100.0%

Total Real Estate Expenses	15,443	11,965	3,478	29.1%
Net Operating Income
Core	27,003	28,303	(1,300)	(4.6%)
Non-core (1)	7,411	—	7,411	100.0%

Total Net Operating Income	$34,414	$28,303	$6,111	21.6%

Reconciliation to Net Income
NOI	$34,414	$28,303
Interest expense	(2,095)	(704)
Depreciation and amortization	(12,582)	(8,917)

Net Income	$19,737	$18,682

	Period Ended June 30,
	2004	2003
Economic Occupancy
Core	86.6%	88.3%
Non-core (1)	99.8%	0.0%

Total	89.0%	88.3%

(1)	Non-core properties include:

2003 acquisitions - 1776 G Street and Prosperity Medical Centers I, II & III

The Office sector recognized NOI of $34.4 million in the 2004 Period, which was $6.1 million (21.6%) higher than in the 2003 Period due primarily to our acquisitions of 1776 G Street in August 2003 and the Prosperity Medical Centers in October 2003. These properties contributed $7.4 million to NOI (21.5% of the total).

Core Office properties experienced a $1.3 million (4.6%) decrease in NOI due to a $0.8 million increase in real estate expenses and a $0.5 million decline in revenues. Core office rental rates were slightly lower than the 2003 Period, while occupancy was down 1.7% (a $0.7 million impact). An increase of $0.2 million in recoveries from tenants due to higher operating expenses was offset by a $0.2 million decline in lease termination fee income. Core real estate expenses were higher due primarily to increased real estate taxes in the second quarter and higher electricity costs, largely as a result of the implementation of the Montgomery County (MD) energy tax and increased occupancy at 7900 Westpark due to the Sunrise expansion. Other increases included higher property administration expense due to the first quarter implementation of a web-based software program to request and track tenant maintenance requests, and higher overall repairs and maintenance.

Core economic occupancy for the office sector was down 1.7%, as the favorable impact of the Sunrise Senior Living, Inc. expansion at 7900 Westpark and the expansion of Northrop Grumman at 1700 Research Blvd. was offset by the expiration of several leases that were not renewed, including Lockheed/OAO at Maryland Trade Centers I and II and the FBI at 7700 Leesburg, and vacancies at Tycon Plaza II and 6110 Executive Blvd. Overall economic occupancy increased from 88.3% to 89.0% as a result of 99.8% occupancy at the non-core properties. During the 2004 Period, 45.1% of the square footage that expired was renewed. This renewal rate was lower than usual due to the aforementioned expiration of Lockheed/OAO at Maryland Trade Center.

During the 2004 Period, we executed new leases for 353,600 square feet of office space at an average rent increase of 0.3%.

Retail Sector

	Period Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$13,549	$13,184	$365	2.8%
Non-core (1)	20	3	17	566.7%

Total Real Estate Rental Revenue	13,569	13,187	382	2.9%
Real Estate Expenses
Core	3,046	2,940	106	3.6%
Non-core (1)	6	1	5	500.0%

Total Real Estate Expenses	3,052	2,941	111	3.8%
Net Operating Income
Core	10,503	10,244	259	2.5%
Non-core (1)	14	2	12	600.0%

Total Net Operating Income	$10,517	$10,246	$271	2.6%

Reconciliation to Net Income
NOI	$10,517	$10,246
Depreciation and amortization	(1,836)	(1,758)

Net Income	$8,681	$8,488

	Period Ended June 30,
	2004	2003
Economic Occupancy
Core	94.5%	95.9%
Non-core (1)	100.0%	100.0%

Total	94.5%	95.9%

(1)	Non-core properties include:

2003 acquisitions - 718 Jefferson Street

The Retail sector recognized NOI of $10.5 million in the 2004 Period, which was $0.3 million (2.6%) greater than in the 2003 Period due primarily to a $0.3 million (2.5%) increase in core NOI.

The increase in core NOI was due to a $0.4 million increase in revenues, partially offset by a $0.1 million increase in expenses. The revenue increase was driven by a 2.1% increase in rental rates due to annual rent increases for leases in place and increased market rates, combined with increases in expense recoveries realized in the second quarter and higher year-to-date percentage rents. Core real estate expenses increased due primarily to higher common area maintenance costs for painting and parking lot repairs at several properties, increased real estate taxes and higher utilities.

Both core and overall economic occupancy for the retail sector declined from 95.9% to 94.5% primarily as a result of the renovation underway at Westminster for a national grocery store chain expected to take occupancy by year end. During the 2004 Period, 50.3% of the square footage that expired was renewed. This renewal rate was lower than average because of the planned Foxchase renovation.

During the 2004 Period, we executed new leases for 47,600 square feet of retail space at an average rent increase of 15.6%.

Multifamily Sector

	Period Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$14,234	$14,172	$62	0.4%
Real Estate Expenses
Core/Total	5,706	5,419	287	5.3%

Net Operating Income
Core/Total	$8,528	$8,753	$(225)	(2.6%)

Reconciliation to Net Income
NOI	$8,528	$8,753
Interest expense	(2,135)	(2,144)
Depreciation and amortization	(2,393)	(2,151)

Net Income	$4,000	$4,458

	Period Ended June 30,
	2004	2003
Economic Occupancy
Core/Total	89.5%	91.0%

Multifamily NOI declined $0.2 million (2.6%) due primarily to a $0.3 million increase in real estate expenses as a result of increased property personnel, marketing, and repairs and maintenance costs. Revenues increased slightly due to a 1.7% increase in rental rates offset by a 1.5% decrease in occupancy due primarily to the renovation of 25 units taken off-market at The Ashby at McLean during the 2004 Period and lower first quarter occupancy at three of the remaining eight properties, with the most significant decline experienced at Bethesda Hill. The vacancy impact of the units under renovation during the 2004 Period at The Ashby was $0.2 million, or 65% of this sector’s $0.3 million decrease in economic occupancy in the 2004 Period versus the 2003 Period.

Industrial Sector

	Period Ended June 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$10,539	$10,255	$284	2.8%
Non-core (1)	1,006	560	446	79.6%

Total Real Estate Rental Revenue	11,545	10,815	730	6.7%
Real Estate Expenses
Core	2,467	2,383	84	3.5%
Non-core (1)	195	130	65	50.0%

Total Real Estate Expenses	2,662	2,513	149	5.9%
Net Operating Income
Core	8,072	7,872	200	2.5%
Non-core (1)	811	430	381	88.6%

Total Net Operating Income	$8,883	$8,302	$581	7.0%

Reconciliation to Net Income
NOI	$8,883	$8,302
Interest expense	(505)	(495)
Depreciation and amortization	(2,666)	(2,652)

Net Income	$5,712	$5,155

	Period Ended June 30,
	2004	2003
Economic Occupancy
Core	91.7%	87.1%
Non-core (1)	97.1%	98.8%

Total	92.1%	87.7%

(1)	Non-core properties include:
2003 acquisitions – Fullerton Industrial Center
2004 acquisitions – 8880 Gorman Road

The Industrial sector recognized NOI of $8.9 million in the 2004 Period, which was $0.6 million (7.0%) greater than in the 2003 Period due to a $0.2 million increase in core NOI and the acquisitions of 8880 Gorman Road in March 2004 and Fullerton Industrial in January 2003, which together contributed $0.4 million to the increase in NOI.

Core properties experienced a $0.2 million (2.5%) increase in NOI due to a $0.3 million improvement in revenues, while real estate expenses increased slightly from $2.4 million to $2.5 million. Core revenues increased due primarily to a 4.6% growth in occupancy driven by increased leasing activity in the second half of 2003 and the first quarter of 2004, partially offset by a 1.3% decline in rental rates. During the 2004 Period, 69.1% of the square footage that expired was renewed.

During the 2004 Period, we executed new leases for 221,800 square feet of Industrial space at an average rent increase of 5.3%, led by NVIP II, Pickett and Charleston.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of June 30, 2004, we had approximately $8.3 million in cash and cash equivalents and $61.7 million available for borrowing under our unsecured credit facilities. However, on July 21, 2004, we closed on a new $50.0 million line of credit with Bank One, NA and Wells Fargo, National Association. This facility replaces the previous $25.0 million line of credit with Bank One, NA and increases our available borrowings under our unsecured credit facilities to $86.7 million. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During 2004, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $20.0 million to invest in our existing portfolio of operating assets, including approximately $6.0 million to fund tenant-related capital requirements;

•	Approximately $15.0 million to invest in our development projects;

•	Approximately $100.0 million to fund our expected property acquisitions;

•	$55.0 million to retire our 7.78% unsecured notes maturing November 2004, which we expect to pay at or before the scheduled maturity date from the proceeds of a new financing or borrowings under our credit facilities.

There can be no assurance that our capital requirements will not be materially higher or lower than the expectations listed above. We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

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

If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new debt or equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

In April 2004, we filed a shelf registration with the Securities and Exchange Commission (“SEC”), which allows us to offer from time to time common shares, warrants to purchase common shares and unsecured senior or subordinated debt securities up to an aggregate amount of approximately $503.0 million.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at June 30, 2004 is summarized as follows (in thousands):

Fixed rate mortgages	$141,271
Unsecured credit facilities	13,250
Unsecured notes payable	375,000

$529,521

The $141.3 million in fixed rate mortgages bore an effective weighted average interest rate of 6.6% at June 30, 2004 and had a weighted average maturity of 5.5 years.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $100.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on the Trust’s public debt rating. Credit Facility No. 1, is a three-year, $50.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2, is a three-year $50.0 million unsecured credit facility expiring in July 2005. In March 2004, we borrowed $13.3 million under Credit Facility No. 1, including $11.0 million to fund our acquisition of 8880 Gorman Road and $2.3 million to fund certain capital improvements to real estate.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from November 2004 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
7.78% notes due 2004	$55,000
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
7.25% notes due 2028	50,000

$375,000

In March 2003, we issued $60.0 million of 5.125% unsecured notes. No notes were issued in the 2004 Period. As noted above, $55.0 million of unsecured notes mature in November 2004. We anticipate paying these notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings.

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2003 10-K, all of which we met as of June 30, 2004.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the Quarter and Period ended June 30, 2004 and 2003 (in thousands).

	Quarter Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Common dividends	$16,394	$14,634	$31,952	$28,446
Minority interest distributions	32	30	93	59

	$16,426	$14,664	$32,045	$28,505

Dividends paid for the 2004 Quarter and 2004 Period increased as a direct result of a dividend rate increase from $.3725 per share in June 2003 to $.3925 per share in June 2004 and the issuance of 2.2 million shares in December 2003.

Acquisitions and Development

We acquired one property in the 2004 Period and two properties in the 2003 Period for total acquisition costs of $11.7 million and $10.6 million, respectively. The 2004 acquisition was financed through a line of credit advance. The 2003 acquisitions were financed through the assumption of a $6.6 million mortgage, line of credit advances, and the issuance of unsecured notes.

As of June 30, 2004, we had spent $9.2 million, including land costs, on two major development projects – Rosslyn Towers, (formerly referred to as WRIT Rosslyn Center), and South Washington Street — and one major redevelopment project at Westminster Shopping Center. Spending during the 2004 Quarter and 2004 Period on these projects totaled $1.4 million and $2.5 million, respectively, compared to $1.8 million and $2.0 million in the 2003 Quarter and 2003 Period, respectively.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended June 30,
	2004	2003	Change
Cash provided by operating activities	$46.1	$41.1	$5.0
Cash used in investing activities	$(26.0)	$(15.2)	$(10.8)
Cash used in financing activities	$(17.2)	$(18.4)	$1.2

Operations generated $46.1 million of net cash in the 2004 Period compared to $41.1 million during the 2003 Period. The increase in cash flow was due primarily to the additional revenues from assets acquired in 2003. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $26.0 million in the 2004 Period compared to $15.2 million in the 2003 Period. The change in cash flows from investing activities was due primarily to the acquisition of 8880 Gorman Road for $11.7 million. In the 2003 Period, acquisition costs of $11.8 million were reduced by the assumption of a $6.6 million mortgage on Fullerton Industrial Center. Additionally, capital improvements to real estate increased $4.3 million due in part to the payment of $1.1 million in tenant improvement costs to one tenant during the 2004 Period, a $1.4 million increase in Retail sector capital improvements primarily due to the redevelopment project at Westminster, and a $1.1 million increase in Multifamily sector capital improvements due to renovation projects at The Ashby at McLean and Munson Hill Towers.

Our financing activities used net cash of $17.2 million in the 2004 Period compared to $18.4 million in the 2003 Period. The $1.2 million decrease in net cash used by financing activities was due to a number of factors. In the 2003 Period, the net proceeds from debt offering was $8.6 million after the repayment of borrowings under our lines of credit. During the same period in 2004, $13.3 million was borrowed under Credit Facility No. 1. Principal payments on mortgage notes payable increased $0.3 million in the 2004 Period compared to the 2003 Period, primarily due to the assumption of the mortgages on the Prosperity Medical Centers acquired in October 2003. Additionally, net proceeds from the exercise of share options increased $0.4 million in the 2004 Period compared to the 2003 Period. These increases were partially reduced by the $3.5 million increase in dividends paid in 2004.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Earnings to fixed charges	2.2x	2.5x	2.3x	2.5x
Debt service coverage	3.3x	3.4x	3.3x	3.5x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Net income	$11,082	$11,288	$22,384	$22,502
Adjustments
Depreciation and amortization	10,121	8,245	19,993	16,318

FFO as defined by NAREIT	$21,203	$19,533	$42,377	$38,820

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of Shareholders on May 20, 2004, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative Votes	Non-Votes
Mr. Edmund B. Cronin, Jr.	36,846,204	669,813	4,248,277
Mr. John P. McDaniel	36,459,062	1,056,955	4,248,277
Mr. David M. Osnos	28,934,602	8,581,415	4,248,277

Mr. Cronin, Mr. McDaniel, and, Mr. Osnos were re-elected as Trustees. Trustees whose term in office continued after the meeting were Mr. Clifford M. Kendall, Ms. Susan J. Williams, Mr. John M. Derrick, Jr., and Mr. Charles T. Nason.

The Shareholders did not approve an amendment to the Declaration of Trust that would have authorized the issuance of preferred shares. This amendment required the approval of 70% of outstanding shares, with non-votes counting as votes against. The proposed amendment received the following votes:

Affirmative Votes	Negative Votes	Abstain Votes	Non-Votes
18,711,948	5,429,995	392,660	17,229,691

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.	Instruments Defining Rights of Security Holders

(s)	Amended and Restated Credit Agreement, Dated as of July 21, 2004, among Washington Real Estate Investment Trust, as borrower and Bank One, NA, and Wells Fargo Bank, National Association, as lenders and Bank One, NA, as agent and Banc One Capital Markets, Inc., as lead arranger and sole book runner

12.	Computation of Ratios

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Senior Vice President

(c)	Certification – Chief Financial Officer

32.	Section 1350 Certifications

(a)	Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

1.	April 20, 2004 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s March 31, 2004 quarterly supplemental and earnings information.

2.	May 7, 2004 – Report pursuant to Item 5 on the proposal to amend the Registrant’s Declaration of Trust to authorize the issuance of Preferred Shares.

3.	July 21, 2004 – Report pursuant to Item 9 and Item 12 on the release of the Trust’s June 30, 2004 quarterly supplemental and earnings information.

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

Date: August 6, 2004