Form 10-Q
period 2004-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2004-11-05
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED SEPTEMBER 30, 2004	COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, October 29, 2004.

SHARES OF BENEFICIAL INTEREST 41,786,358

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

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Land	$214,988	$210,366
Building and improvements	890,549	842,501

Total real estate, at cost	1,105,537	1,052,867
Accumulated depreciation	(205,182)	(177,640)

Total investment in real estate, net	900,355	875,227
Cash and cash equivalents	3,127	5,486
Rents and other receivables, net of allowance for doubtful accounts of $2,672 and $2,674, respectively	21,505	18,397
Prepaid expenses and other assets	33,215	28,979

Total assets	$958,202	$928,089

Liabilities
Accounts payable and other liabilities	$21,462	$19,068
Advance rents	5,181	5,322
Tenant security deposits	6,335	6,168
Mortgage notes payable	150,904	142,182
Line of credit	30,850	—
Notes payable	375,000	375,000

Total liabilities	589,732	547,740

Minority interest	1,624	1,601

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 41,786 and 41,607 shares issued and outstanding	418	416
Additional paid-in capital	401,006	396,462
Distributions in excess of net income	(31,444)	(16,272)
Less: Deferred compensation on restricted shares	(3,134)	(1,858)

Total Shareholders’ Equity	366,846	378,748

Total Liabilities and Shareholders’ Equity	$958,202	$928,089

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Real estate rental revenue	$45,528	$41,109	$134,733	$119,551
Other income	59	102	239	342

	45,587	41,211	134,972	119,893
Expenses
Real estate expenses	13,899	12,426	40,762	35,264
Interest expense	8,760	7,401	25,949	22,029
Depreciation and amortization	10,515	9,101	30,508	25,419
General and administrative	1,616	1,296	4,572	3,692

	34,790	30,224	101,791	86,404

Net income	$10,797	$10,987	$33,181	$33,489

Net income per share – basic	$0.26	$0.28	$0.80	$0.85

Net income per share – diluted	$0.26	$0.28	$0.79	$0.85

Weighted average shares outstanding – basic	41,648	39,311	41,619	39,242

Weighted average shares outstanding – diluted	41,883	39,529	41,849	39,426

Dividends paid per share	$0.3925	$0.3725	$1.1575	$1.0975

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2003	41,607	$416	$(1,858)	$396,462	$(16,272)	$378,748
Net income	—	—	—	—	33,181	33,181
Dividends	—	—	—	—	(48,353)	(48,353)
Share options exercised	119	1	—	2,682	—	2,683
Share grants, net of share grant amortization	60	1	(1,276)	1,862	—	587

Balance, September 30, 2004	41,786	$418	$(3,134)	$401,006	$(31,444)	$366,846

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2004	2003
Cash Flow From Operating Activities
Net income	$33,181	$33,489
Adjustments to reconcile net income to net cash provided by Operating activities
Depreciation and amortization	30,508	25,419
Provision for losses on accounts receivable	825	1,236
Amortization and accrual of share grants	640	161
Changes in other assets	(8,285)	(9,277)
Changes in other liabilities	(191)	(904)

Net cash provided by operating activities	56,678	50,124

Cash Flow From Investing Activities
Real estate acquisitions, net*	(20,125)	(91,306)
Capital improvements to real estate	(22,626)	(15,926)
Non-real estate capital improvements	(58)	(114)

Cash used in investing activities	(42,809)	(107,346)

Cash Flow From Financing Activities
Line of credit/short-term note payable/borrowings	30,850	132,500
Line of credit/short-term note payable repayments	—	(50,750)
Unsecured note repayments	—	(50,000)
Dividends paid	(48,353)	(43,106)
Principal payments – mortgage notes payable	(1,408)	(865)
Net proceeds from debt offering	—	59,369
Net proceeds from the exercise of share options	2,683	2,966

Net cash provided by (used in) financing activities	(16,228)	50,114

Net (decrease) in cash and cash equivalents	(2,359)	(7,108)
Cash and cash equivalents, beginning of period	5,486	13,076

Cash and cash equivalents, end of period	$3,127	$5,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,934	$24,888

Non-cash Transactions:

*	On January 24, 2003, WRIT purchased Fullerton Industrial Center for an acquisition cost of $10.6 million. WRIT assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. The $6.6 million of assumed mortgage is not included in the $91.3 million amount shown as 2003 acquisitions or in the amount shown as the net proceeds from debt offering.

On August 12, 2004, WRIT purchased Shady Grove Medical Village II for an acquisition cost of $18.5 million. WRIT assumed a mortgage in the amount of $10.1 million and paid the balance in cash. The $10.1 million of assumed mortgage is not included in the $20.1 million shown as 2004 acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Within these notes to the financial statements, we refer to the three and nine months ended September 30, 2004 as the “2004 Quarter” and “2004 Period,” respectively, and the three and nine months ended September 30, 2003 as the “2003 Quarter” and “2003 Period,” respectively.

Revenue Recognition

Residential properties are leased under operating leases generally with terms of one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $41,000 and $38,000 for the 2004 Quarter and the 2003 Quarter, respectively, and $118,000 and $124,000 for the 2004 Period and the 2003 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

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

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2004 Quarter and 2003 Quarter was $9.1 million and $8.0 million, respectively, and $26.8 million and $22.7 million for the 2004 Period and 2003 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $156,000 and $77,000 for the 2004 Quarter and 2003 Quarter, respectively, and $488,000 and $163,000 for the 2004 Period and 2003 Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

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

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. As of September 30, 2004 and December 31, 2003, Tenant Origination Costs net of accumulated depreciation totaled $4.6 million and $5.0 million, respectively, Leasing Commissions net of accumulated amortization totaled $3.4 million and $3.6 million, respectively, Net Lease Intangible assets net of accumulated amortization totaled $3.5 million and $2.6 million, respectively, Net Lease Intangible liabilities net of accumulated amortization totaled $2.7 million and $3.2 million, respectively, and $0 had been assigned to Customer Relationship Value.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans (the “Plans”), which include qualified and non-qualified options and deferred shares for eligible employees.

Shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 3 or 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant. We recognize compensation expense for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of officer share grants is recognized as deferred compensation.

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

SEPTEMBER 30, 2004

(UNAUDITED)

In accordance with SFAS No. 148, the following table presents the effect on net income and net income per share had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Quarter ended September 30,		For the Period ended September 30,
	2004	2003	2004	2003
Pro-forma Information (In thousands, except per share data)
Net income, as reported	$10,797	$10,987	$33,181	$33,489
Add: Stock-based employee compensation expense included in reported net income	349	54	640	162
Deduct: Total stock-based employee compensation expense determined under fair value method	(441)	(243)	(917)	(729)

Pro-forma net income	$10,705	$10,798	$32,904	$32,922

Earnings per share:
Basic – as reported	$0.26	$0.28	$0.80	$0.85
Basic – pro-forma	$0.26	$0.27	$0.79	$0.84
Diluted – as reported	$0.26	$0.28	$0.79	$0.85
Diluted – pro-forma	$0.26	$0.27	$0.79	$0.84

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2004	December 31, 2003
Office	$669,914	$642,102
Retail	146,339	142,215
Multifamily	126,127	118,403
Industrial/Flex	163,157	150,147

	$1,105,537	$1,052,867

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

WRIT acquired the following properties during the 2004 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
March 2004	8880 Gorman Road	Industrial	140,700	$11,500
August 2004	Shady Grove Medical Village II	Office	66,157	$18,500

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of 8880 Gorman Road (“Gorman Road”) resulted in the recognition of $0.2 million in tenant origination costs, $0.2 million in leasing commissions, and a $0.5 million net intangible lease asset. Gorman Road’s results of operations are included in the income statement as of the March 10, 2004 acquisition date. Our acquisition of Shady Grove Medical Village II (“Shady Grove”) resulted in the recognition of $0.5 million in tenant origination costs, $0.3 million in leasing commissions, and $0.7 million in net intangible lease assets. Shady Grove’s results of operations are included in the income statement as of the August 12, 2004 acquisition date.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

(in thousands)	September 30, 2004	December 31, 2003
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69% per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$18,809	$19,245

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88% per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,737	7,910

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,561	8,776

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,537	6,670

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	49,138	49,581

On August 12, 2004, we assumed a $10.1 million mortgage note payable as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,122	—

	$150,904	$142,182

Total gross carrying amount of the above mortgaged properties was $240.4 million and $218.3 million at September 30, 2004 and December 31, 2003, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

Scheduled principal payments for the remaining three months in 2004 and the remaining years subsequent to December 31, 2004 are as follows:

(in thousands)
2004	$587
2005	27,667
2006	7,515
2007	8,779
2008	979
Thereafter	105,377

Total	$150,904

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2004, WRIT had two unsecured lines of credit: a $50.0 million line of credit maturing in July 2007 (“Credit Facility No. 1”) and a $50.0 million line of credit maturing in July 2005 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $30.9 million outstanding as of September 30, 2004 related to Credit Facility No. 1, with $19.1 million unused and available for subsequent acquisitions or capital improvements. Of the $30.9 million outstanding, $11.0 million was borrowed in March 2004 to fund the acquisition of 8880 Gorman Road, $8.6 million was borrowed in August 2004 to fund the acquisition of Shady Grove Medical Village II, and $11.3 million was borrowed to fund certain capital improvements to real estate. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred $100,200 in interest expense for the 2004 Quarter and $172,400 for the 2004 Period, representing an average interest rate of 2.2% and 2.0% per annum, respectively, on the outstanding balance. We incurred $58,900 and $153,000 in interest expense for the 2003 Quarter and 2003 Period, respectively, representing an average interest rate of 1.8% and 2.0% per annum, respectively, on the outstanding balance.

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. During the 2004 Quarter and 2004 Period, we incurred unused commitment fees of $1,800 and $29,500, respectively. During the 2003 Quarter and 2003 Period, we incurred unused commitment fees of $10,000 and $36,800, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association. This facility replaced the old $25.0 million facility. The new Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. During both the 2004 Quarter and 2004 Period, we incurred facility fees of $14,600.

Credit Facility No. 2

During the 2004 Period and at September 30, 2004, the entire $50.0 million of this commitment with SunTrust Bank was unused and available for subsequent acquisitions or capital improvements. Advances under this agreement bear interest at LIBOR plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis. During the 2004 Quarter and 2004 Period, no interest expense was incurred as there were no borrowings. During the 2003 Quarter and 2003 Period, we incurred interest expense of $120,800 and $258,800, respectively, representing an average interest rate of 1.8% and 2.0% per annum, respectively, on the outstanding balance.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

Credit Facility No. 2 requires us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. During the 2004 Quarter and 2004 Period, we incurred $25,600 and $76,400, respectively in unused commitment fees on this facility. During the 2003 Quarter and 2003 Period, we incurred $11,900 and $48,900, respectively, in unused commitment fees.

Credit Facility No. 3

On August 7, 2003, we executed a $60.0 million unsecured term note with BankOne, NA, the proceeds of which were utilized as partial payment for the acquisition of 1776 G Street. With the acquisition of Prosperity Medical Center on October 9, 2003, we increased this facility to $90.0 million and drew $27.0 million on the extension to fund a portion of the purchase price. We had $0 outstanding as of December 31, 2003, related to Credit Facility No. 3. For both the 2003 Quarter and 2003 Period, we incurred interest expense of $162,800 on Credit Facility No. 3, representing an average interest rate of 1.8% per annum.

Borrowings under this facility bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable every 14 days. Any outstanding advances under this facility were due and payable in February 2004, upon which date the short-term financing expired and was not renewed. Therefore, no interest expense under this facility was incurred during the 2004 Quarter and 2004 Period.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of September 30, 2004.

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

On November 6, 2000 we sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit. We expect to repay these notes on the scheduled maturity date utilizing borrowings under our credit facilities.

On March 17, 2003, we sold $60.0 million of 5.125% unsecured notes due March 2013. The notes bear an effective interest rate of 5.23%. Our total proceeds, net of underwriting fees, were $59.1 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

On December 11, 2003, we sold $100.0 million of 5.25% unsecured notes due January 2014. The notes bear an effective interest rate of 5.34%. Our total proceeds, net of underwriting fees, were $99.3 million. We used the proceeds of these notes to repay advances on our lines of credit.

These notes contain certain financial and non-financial covenants, all of which we have met as of September 30, 2004.

Scheduled maturity dates of the notes for the remaining three months in 2004 and the remaining years subsequent to December 31, 2004 are as follows (in thousands):

2004	$55,000
2005	—
2006	50,000
2007	—
2008	60,000
Thereafter	210,000

$375,000

NOTE 7: BENEFIT PLANS

During 1996, we adopted an Incentive Compensation Plan that provides for our senior personnel share options under the Incentive Stock Option Plan and share grants under the Share Grant Plan based on our financial performance. Under the Incentive Stock Option Plan, stock options are issued annually to trustees and non-officer key employees. These options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. The Share Grant Plan is maintained for officers and trustees. Officer share grants vest over 3 or 5 years in annual installments commencing one year after the date of grant. The unvested portion is recognized as deferred compensation in the accompanying Statement of Shareholders’ Equity. Trustee share grants are fully vested upon issuance and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of the grant.

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. During the 2004 Quarter and 2004 Period, we made contributions of $65,000 and $201,000, respectively, to the 401(k) Plan. For the 2003 Quarter and 2003 Period, we made contributions to the 401(k) Plan of $61,000 and $196,000, respectively.

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

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation liability was $1.1 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. In accordance with the requirements of SFAS 87, we recognized $91,200 and $77,300 in the 2004 Quarter and 2003 Quarter, respectively, and $263,500 and $231,800 for the 2004 Period and 2003 Period, respectively, as the current service cost.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	For the Quarter ended September 30,		For the Period ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted per share calculations:
Net income	$10,797	$10,987	$33,181	$33,489
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	41,648	39,311	41,619	39,242
Effect of dilutive securities:
Employee stock option and share grant awards	235	218	230	184

Denominator for diluted per share amounts	41,883	39,529	41,849	39,426

Net income per share
Basic	$0.26	$0.28	$0.80	$0.85
Diluted	$0.26	$0.28	$0.79	$0.85

NOTE 9: SEGMENT INFORMATION

We have four reportable operating segments: Office Buildings, Retail Centers, Multifamily Properties and Industrial/Flex Centers. Office Buildings, which include medical office buildings, provide office space for various types of businesses and professions. Retail Centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily Properties provide housing for families throughout the Washington Metropolitan area. Industrial/Flex Centers are used for flex-office, warehousing and distribution type facilities.

The real estate revenue as a percentage of total for each of the four reportable operating segments are as follows:

	Quarter Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Office Buildings	56%	53%	56%	52%
Retail Centers	15%	16%	15%	16%
Multifamily Properties	16%	17%	16%	18%
Industrial/Flex Centers	13%	14%	13%	14%

The real estate assets as a percentage of total for each of the four reportable operating segments are as follows:

	September 30, 2004	December 31, 2003
Office Buildings	61%	61%
Retail Centers	13%	14%
Multifamily Properties	11%	11%
Industrial/Flex Centers	15%	14%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of these properties have been acquired separately and are incorporated into the applicable segment.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

Segment Information:

(in thousands)

Quarter Ended September 30, 2004

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Center	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$25,513	$6,714	$7,288	$6,013	$—	$45,528
Other income	—	—	—	—	59	59

	25,513	6,714	7,288	6,013	59	45,587
Expenses
Real estate expenses	8,092	1,443	3,011	1,353	—	13,899
Interest expense	1,146	—	1,066	250	6,298	8,760
Depreciation and amortization	6,515	926	1,238	1,420	416	10,515
General and administrative	—	—	—	—	1,616	1,616

	15,753	2,369	5,315	3,023	8,330	34,790

Net Income	$9,760	$4,345	$1,973	$2,990	$(8,271)	$10,797

Capital expenditures (excluding real estate acquisitions)	$2,336	$1,722	$3,350	$937	$12	$8,357

Total assets	$587,303	$129,235	$87,890	$138,720	$15,054	$958,202

(in thousands)

Quarter Ended September 30, 2003

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$21,931	$6,471	$7,128	$5,579	$—	$41,109
Other income	—	—	—	—	102	102

	21,931	6,471	7,128	5,579	102	41,211
Expenses
Real estate expenses	6,945	1,465	2,756	1,260	—	12,426
Interest expense	379	—	1,071	258	5,693	7,401
Depreciation and amortization	5,266	1,025	1,158	1,345	307	9,101
General and administrative	—	—	—	—	1,296	1,296

	12,590	2,490	4,985	2,863	7,296	30,224

Net Income	$9,341	$3,981	$2,143	$2,716	$(7,194)	$10,987

Capital expenditures (excluding real estate acquisitions)	$2,951	$354	$2,159	$524	$53	$6,041

Total assets	$487,339	$127,958	$82,917	$130,005	$19,309	$847,528

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

(in thousands)

Period Ended September 30, 2004

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$75,370	$20,283	$21,522	$17,558	$—	$134,733
Other income	—	—	—	—	239	239

	75,370	20,283	21,522	17,558	239	134,972
Expenses
Real estate expenses	23,535	4,495	8,717	4,015	—	40,762
Interest expense	3,241	—	3,201	755	18,752	25,949
Depreciation and amortization	19,097	2,762	3,631	4,086	932	30,508
General and administrative	—	—	—	—	4,572	4,572

	45,873	7,257	15,549	8,856	24,256	101,791

Net Income	$29,497	$13,026	$5,973	$8,702	$(24,017)	$33,181

Capital expenditures (excluding real estate acquisitions)	$10,067	$3,999	$6,962	$1,598	$58	$22,684

(in thousands) Period Ended September 30, 2003

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$62,199	$19,658	$21,300	$16,394	$—	$119,551
Other income	—	—	—	—	342	342

	62,199	19,658	21,300	16,394	342	119,893
Expenses
Real estate expenses	18,910	4,406	8,175	3,773	—	35,264
Interest expense	1,083	—	3,215	753	16,978	22,029
Depreciation and amortization	14,183	2,783	3,309	3,997	1,147	25,419
General and administrative	—	—	—	—	3,692	3,692

	34,176	7,189	14,699	8,523	21,817	86,404

Net Income	$28,023	$12,469	$6,601	$7,871	$(21,475)	$33,489

Capital expenditures (excluding real estate acquisitions)	$8,465	$1,247	$5,364	$850	$114	$16,040

NOTE 10: SUBSEQUENT EVENTS

In October 2004, we acquired 8301 Arlington Boulevard in Fairfax, Virginia for $8.0 million. 8301 Arlington Boulevard is a five-story medical office building consisting of 49,744 rentable square feet and surface parking with 182 spaces. The property is 90% occupied, primarily by medical office tenants.

In October 2004, we entered into an agreement to sell 8230 Boone Boulevard, our 58,000 square foot Office property in Vienna, Virginia, for $10.0 million. We anticipate closing on the sale in mid-November 2004 and estimate the gain on disposal will be $2.8 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) and nine months (hereinafter referred to as the “Period”) ended September 30, 2004 and 2003, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2003 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of September 30, 2004, we owned a diversified portfolio of 68 properties, consisting of 11 retail centers, 30 office buildings, 18 industrial complexes and 9 multifamily buildings, totaling 9.9 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses.

•	Economic occupancy (or “occupancy” – defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), leased percentage (the percentage of available physical net rentable area leased for our commercial segments and percentage of apartment units leased for our residential segment) and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a supplemental measure to Net Income.

Our results in the 2004 Quarter were primarily impacted by the $206.6 million in acquisitions we completed in 2003 and year-to-date in 2004, while the performance of our core portfolio (consisting of properties owned for the entirety of the third quarter of 2004 and the same time period in 2003) was slightly down compared to the 2003 Quarter and flat compared to the second quarter of 2004. The performance of our four operating segments generally reflected market conditions in our region. The regional office market, particularly Northern Virginia, showed improvement during the quarter due primarily to increased spending by the Federal government on national security and increased leasing activity by technology companies. However, there remains significant vacancy in the Northern Virginia market inhibiting rental rate growth. These conditions were reflected in our Northern Virginia office portfolio, which was 85% leased at quarter end due to vacancies at our Tysons Corner, Virginia properties, compared to 97% in our Washington, DC portfolio. The Washington, DC office market was the strongest in our region, as increased absorption by the public sector and professional service firms offset substantial increases to supply. While overall leasing activity in the suburban Maryland market improved, it was less than robust as the pace of economic recovery has been slower than anticipated and there has been no significant demand from National Institutes of Health and its subcontractors. Our Maryland office portfolio was 87% leased at quarter end due to large vacancies at our Maryland Trade Center properties – excluding these properties, the leased percentage in our Maryland portfolio was 93%. The retail market remained strong in the region with nominal vacancies as was reflected in our retail portfolio which was 97% leased at quarter end. The region’s multifamily market continued to be affected by excess supply in suburban Maryland, while conditions generally improved in Washington, DC and Virginia, where the majority of our portfolio is located. Similarly, occupancies at our Maryland multifamily properties generally declined in the 2004 Quarter compared to the 2003 Quarter, while occupancies at our Washington, DC and Virginia properties generally improved, particularly at The Ashby at McLean, where only 1 unit remains off the market for renovation. At quarter end, approximately 92% of our multifamily apartment units were leased. The industrial market continued to improve during the quarter, with positive absorption and stable to increased rents. Our industrial portfolio achieved its third sequential quarter of NOI growth primarily as a result of significantly higher occupancy and was 92% leased at quarter end.

During the 2004 Quarter we acquired Shady Grove Medical Village II (“Shady Grove”), a 66,157 square foot medical office building in Rockville, MD for $18.5 million. Our redevelopment pipeline includes Westminster Shopping Center, where we have a 38,000 square foot space for a national grocery store chain under construction, with anticipated occupancy in the fourth quarter of 2004, and Rosslyn Towers, our planned mixed-use residential and retail community in Virginia. We are also in the early stages of planned development at South Washington Street and redevelopment at Foxchase Shopping Center, both in Alexandria, Virginia.

GENERAL

During the 2004 Period we completed the following significant transactions:

•	The acquisition of one Industrial property, for a purchase price of $11.5 million, adding approximately 141,000 square feet of rentable space, and one Office property, for $18.5 million, adding approximately 66,000 square feet of rentable space.

•	The execution of new leases for 1,328,000 square feet of office, retail and industrial space, combined.

•	The execution of a new $50 million line of credit with Bank One, NA and Wells Fargo Bank, National Association that replaced the previous $25 million facility with Bank One, NA.

During the 2003 Period we completed the following significant transactions:

•	The acquisition of one Industrial property, for a purchase price of $10.6 million, adding 137,000 square feet of rentable space, one Retail property for $1.1 million, to complete our ownership of the entire block of 800 South Washington Street, which is now under development, and one Office property, for $84.7 million, adding 262,000 square feet of rentable space.

•	The issuance of $60.0 million of 5.125% unsecured notes in March 2003.

•	The execution of a $60.0 million unsecured term note in August 2003 to fund a portion of the purchase price for 1776 G Street.

•	The repayment of $50.0 million of 7.125% unsecured notes in August 2003.

•	The execution of new leases (including 116,000 square feet to Sunrise Senior Living, Inc. at 7900 Westpark Drive) for 1,211,000 square feet of office, retail and industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Residential properties are leased under operating leases generally with terms of one year or less, and commercial properties are leased under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

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

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarter and Period ended September 30, 2004 and 2003, respectively. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as either “core” or “non-core”. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was not owned for the entirety of the periods being evaluated. Two properties were acquired during the 2004 Period and three properties were acquired during the 2003 Period.

To provide more insight into our operating results, our discussion is divided into two main sections: (1) Consolidated Results of Operations where we provide an overview analysis of results on a consolidated basis and (2) Net Operating Income where we provide a detailed analysis of core versus non-core property-level NOI results by segment.

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2004	2003	$Change	% Change	2004	2003	$Change	% Change
Minimum base rent	$41,276	$37,273	$4,003	10.7%	$122,068	$108,894	$13,174	12.1%
Recoveries from tenants	3,095	2,646	449	17.0%	9,169	7,457	1,712	23.0%
Parking and other tenant charges	1,157	1,190	(33)	(2.8)%	3,496	3,200	296	9.3%

	$45,528	$41,109	$4,419	10.7%	$134,733	$119,551	$15,182	12.7%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $4.0 million (10.7%) in the 2004 Quarter and $13.2 million (12.1%) in the 2004 Period compared to the 2003 Quarter and Period, respectively, primarily due to the five Office and two Industrial properties acquired in 2003 and year-to-date in 2004. These acquisitions accounted for $0.1 million and $0.7 million of the increase in recoveries from tenants in the 2004 Quarter and Period over the 2003 Quarter and Period, respectively, and all of the increase in parking and other tenant charges in the 2004 Period over the 2003 Period. Total real estate revenue from core properties in the 2004

Quarter increased $0.5 million due to increased rental rates in the Multifamily and Retail sectors and an increase in operating expense reimbursements in the Office sector. For the 2004 Period, real estate revenue from core properties increased $0.6 million over the 2003 Period due to a $1.0 million increase in recoveries from tenants in the Office and Retail sectors, offset by decreases in minimum base rent and parking and other charges.

A summary of consolidated economic occupancy by sector follows:

	Quarter Ended September 30,			Period Ended September 30,
Sector	2004	2003	Change	2004	2003	Change
Office	89.2%	87.8%	1.4%	89.1%	88.2%	0.9%
Retail	94.6%	95.8%	(1.2)%	94.5%	95.9%	(1.4)%
Multifamily	91.4%	91.9%	(0.5)%	90.1%	91.3%	(1.2)%
Industrial	92.8%	88.4%	4.4%	92.3%	87.9%	4.4%

Total	90.7%	89.8%	0.9%	90.4%	89.8%	0.6%

In the 2004 Quarter and Period, our overall economic occupancy increased 0.9% and 0.6%, respectively, as a result of property acquisitions and increased Industrial leasing activity, partially offset by increased vacancies in the Multifamily and Retail sectors. Occupancy increased in the Office sector during both the 2004 Quarter and Period primarily due to a high occupancy rate of 99.8% for non-core properties. The 2004 Period was also positively impacted by the Sunrise expansion at 7900 Westpark, and Northrop Grumman’s April 2003 expansion and second quarter 2004 extension of their lease through the fourth quarter of 2004 at 1700 Research Boulevard. These increases were partially offset by the impact of the expiration of large tenant leases at Maryland Trade Center, 7700 Leesburg, 6110 Executive Boulevard and Tycon II during the latter half of 2003 and early in 2004. Retail occupancy was down in both the 2004 Quarter and Period due primarily to ongoing redevelopment at Westminster for a national grocery store chain, which is expected to take possession in November. The decrease at Westminster was partially offset by an increase in occupancy at Frederick County Square due to the occupancy of 10,000 square feet of formerly vacant space. For the 2004 Quarter, occupancy in the Multifamily sector was primarily impacted by lower occupancy at Bethesda Hill, offset partially by the positive impact of an increase in occupancy from the newly renovated units at The Ashby at McLean. For the 2004 Period, Multifamily occupancy was primarily impacted by lower occupancy at Bethesda Hill and the renovation of units at The Ashby. Industrial occupancy was higher in the 2004 Quarter and Period due to increased leasing activity at several of the core properties and the acquisitions of Fullerton Industrial and 8880 Gorman Road.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Property operating expenses	$10,327	$9,116	$1,211	13.3%	$29,943	$26,073	$3,870	14.8%
Real estate taxes	3,572	3,310	262	7.9%	10,819	9,191	1,628	17.7%

	$13,899	$12,426	$1,473	11.9%	$40,762	$35,264	$5,498	15.6%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 30.5% and 30.3% of revenue in the 2004 Quarter and Period, respectively, and 30.2% and 29.5% of revenue in the 2003 Quarter and Period, respectively. The properties acquired in 2003 and 2004 accounted for $0.7 million of the $1.2 million increase in property operating expenses and $0.2 million of the $0.3 million increase in real estate taxes over the 2003 Quarter. Core property operating expenses increased $0.5 million as a result of higher utilities due to rising energy costs, increased security related expenditures and higher property administration expenses, due largely to the allocation of accounting and internal audit costs related to the Sarbanes-Oxley Public Company Accounting Reform and Investor Protection Act of 2002 Section 404 (“Sarbanes-Oxley 404”) rules requiring management to report on the company’s internal control over financial reporting, effective with the issuance of our 2004 Form 10-K.

Properties acquired in 2003 and 2004 accounted for $2.3 million of the $3.9 million increase in property operating expenses and $1.4 million of the $1.6 million increase in real estate taxes over the 2003 Period. Core property operating expenses increased $1.6 million as a result of higher utility costs and property administration expenses.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Depreciation & amortization	$10,515	$9,101	$1,414	15.5%	$30,508	$25,419	$5,089	20.0%
Interest expense	8,760	7,401	1,359	18.4%	25,949	22,029	3,920	17.8%
General & administrative	1,616	1,296	320	24.7%	4,572	3,692	880	23.8%

	$20,891	$17,798	$3,093	17.4%	$61,029	$51,140	$9,889	19.3%

The increase in depreciation and amortization expense in both the 2004 Quarter and 2004 Period over the comparable prior year periods was due to total acquisitions of $206.6 million and capital and tenant improvement expenditures of $50.0 million in 2003 and in the 2004 Period, combined. In the 2004 Quarter and Period, $1.2 million and $4.4 million, respectively, of the increase in depreciation and amortization expense was from properties acquired in 2003 and 2004. Core properties contributed $0.2 million in the 2004 Quarter and $0.7 million in the 2004 Period to the increase in depreciation and amortization.

The increase in interest expense for both the 2004 Quarter and 2004 Period over the comparable prior year periods was primarily due to (1) the issuance of $100.0 million in 5.25% unsecured notes in December 2003 to refinance short-term borrowings in connection with the 2003 acquisitions of 1776 G Street and Prosperity Medical Center, (2) the issuance of $60.0 million in 5.125% unsecured notes in March 2003 and (3) the assumption of $49.8 million in mortgages in October 2003 for the acquisition of the Prosperity Medical Centers. The increase to interest expense as a result of these borrowings ($2.0 million in total for the Quarter and $6.7 million for the Period) was partially offset by lower interest expense of $0.4 million for the Quarter and $2.2 million for the Period due to the payoff of $50.0 million of 7.125% unsecured notes in August 2003 and lower interest expense on the lines of credit and short-term note payable of $0.3 million in the 2004 Quarter and $0.4 million in the 2004 Period. A summary of interest expense for the Quarter and Period ended September 30, 2004 and 2003, respectively, appears below (in millions):

	Quarter Ended September 30,			Period Ended September 30,
Debt Type	2004	2003	$ Change	2004	2003	$ Change
Notes payable	$6.3	$5.3	$1.0	$18.9	$16.3	$2.6
Mortgages	2.5	1.7	0.8	7.2	5.0	2.2
Lines of credit	0.2	0.5	(0.3)	0.4	0.9	(0.5)
Capitalized interest	(0.2)	(0.1)	(0.1)	(0.5)	(0.2)	(0.3)

Total	$8.8	$7.4	$1.4	$26.0	$22.0	$4.0

General and administrative expenses increased to $1.6 million for the 2004 Quarter compared to $1.3 million for the 2003 Quarter, and $4.6 million for the 2004 Period compared to $3.7 million for the 2003 Period primarily due to increased compensation expense. The increase in compensation expense is attributable primarily to the increase in accrued incentive compensation based on year-to-date 2004 performance, an increase in long-term equity incentive compensation based on share grants issued in 2003 and 2004 under our long-term incentive plan, and staffing increases.

NET OPERATING INCOME

Real estate NOI is one of the key performance measures we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. Reconciliations of NOI to net income are provided on the following pages.

2004 Quarter Compared to the 2003 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2004 Quarter compared to the 2003 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$40,042	$39,578	$464	1.2%
Non-core (1)	5,486	1,531	3,955	258.3%

Total Real Estate Rental Revenue	45,528	41,109	4,419	10.7%

Real Estate Expenses
Core	12,454	11,878	576	4.8%
Non-core (1)	1,445	548	897	163.7%

Total Real Estate Expenses	13,899	12,426	1,473	11.9%

Net Operating Income
Core	27,588	27,700	(112)	(0.4)%
Non-core (1)	4,041	983	3,058	311.1%

Total Net Operating Income	$31,629	$28,683	$2,946	10.3%

Reconciliation to Net Income
NOI	$31,629	$28,683
Other revenue	59	102
Interest expense	(8,760)	(7,401)
Depreciation and amortization	(10,515)	(9,101)
General and administrative expenses	(1,616)	(1,296)

Net Income	$10,797	$10,987

	Quarter Ended September 30,
	2004	2003
Economic Occupancy
Core	89.6%	89.8%
Non-core (1)	99.8%	88.7%

Total	90.7%	89.8%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road, Shady Grove Medical Village II

2003 acquisitions - 1776 G Street, Prosperity Medical Centers I, II, & III

We recognized NOI of $31.6 million in the 2004 Quarter, which was $2.9 million or 10.3% greater than in the 2003 Quarter due largely to our acquisitions beginning in August 2003 through August 2004 of five Office properties and one Industrial complex, which added 724,000 square feet of net rentable space. These acquired properties contributed $4.0 million in NOI in the 2004 Quarter (12.8% of total NOI).

NOI for core properties was relatively flat compared to the 2003 Quarter due primarily to a $0.6 million increase in real estate expenses, which offset a $0.5 million increase in real estate revenue. Real estate revenue was impacted by a $0.3 million increase in tenant recoveries in line with increased operating expenses in the Office sector and a $0.2 million increase in minimum base rent, as rental rate increases in the Multifamily and Retail sectors exceeded occupancy declines in those same sectors, and Industrial occupancy increased significantly. The increase in core expenses was driven by the Office and Multifamily sectors, which contributed $0.3 million each to the increase as a result of higher property administrative costs due to accounting and internal audit fees related to Sarbanes-Oxley 404, utilities, and service and supply expenses.

Overall economic occupancy increased from 89.8% in the 2003 Quarter to 90.7% in the 2004 Quarter due to a 99.6% combined occupancy rate for 5 of the 6 acquired properties and an increase in 2004 occupancy at 1776 G Street. Core economic occupancy was relatively flat, due largely to the 4.1% increase in Industrial occupancy as a result of robust leasing activity, offset by a 1.0% decrease in Office occupancy due to large vacancies in our Northern Virginia and Suburban Maryland Office markets. As of September 30, 2004, 23.5% of the total commercial square footage leased (the square footage for Office, Retail and Industrial segments combined) is scheduled to expire through the end of 2005. During the 2004 Quarter, 84.7% of the square footage that expired was renewed, compared to 76.7% in the 2003 Quarter and our historical retention rate of approximately 65%, due to stronger retention in all three commercial sectors. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$20,309	$20,400	$(91)	(0.4)%
Non-core (1)	5,204	1,531	3,673	239.9%

Total Real Estate Rental Revenue	25,513	21,931	3,582	16.3%

Real Estate Expenses
Core	6,694	6,397	297	4.6%
Non-core (1)	1,398	548	850	155.1%

Total Real Estate Expenses	8,092	6,945	1,147	16.5%

Net Operating Income
Core	13,615	14,003	(388)	(2.8)%
Non-core (1)	3,806	983	2,823	287.2%

Total Net Operating Income	$17,421	$14,986	$2,435	16.3%

Reconciliation to Net Income
NOI	$17,421	$14,986
Interest expense	(1,146)	(379)
Depreciation and amortization	(6,515)	(5,266)

Net Income	$9,760	$9,341

	Quarter Ended September 30,
	2004	2003
Economic Occupancy
Core	86.8%	87.8%
Non-core (1)	99.8%	88.7%

Total	89.2%	87.8%

(1)	Non-core properties include:

2004 acquisitions - Shady Grove Medical Village II (“Shady Grove”)

2003 acquisitions - 1776 G Street, Prosperity Medical Centers I, II, & III

The Office sector recognized NOI of $17.4 million in the 2004 Quarter, which was $2.4 million, or 16.3%, higher than in the 2003 Quarter primarily due to our acquisitions of 1776 G Street and the Prosperity Medical Centers in 2003, and Shady Grove in 2004. These properties contributed $3.8 million to NOI (21.8% of the total).

Core Office properties experienced a $0.4 million, or a 2.8%, decline in NOI due to a $0.1 million decrease in revenue combined with a $0.3 million increase in real estate expenses. The revenue decline was driven by 1.0% lower occupancy and a $0.1 million decline in lease termination fees, offset partially by a $0.2 million increase in recoveries from tenants due to a $0.4 million increase in recoverable operating expenses. Core real estate expenses were higher due primarily to increased utility costs. Other increases included higher administrative expense due to increased accounting and internal audit costs, higher contract security costs and increased custodial services.

Core economic occupancy for the Office sector was 86.8% during the 2004 Quarter compared to 87.8% in the 2003 Quarter due to the expiration of Lockheed/OAO leases at Maryland Trade Centers I and II, and vacancies at 6110 Executive Boulevard. These vacancies offset the favorable impact of the Sunrise Senior Living, Inc. expansion at 7900 Westpark and the lease-up of 12,100 vacant square feet at 1220 19th Street and 8,900 vacant square feet at 1700 Research Boulevard. Overall economic occupancy, at 89.2% for the 2004 Quarter compared to 87.8% for the 2003 Quarter, was bolstered by increased occupancy at 1776 G Street due to the expansion of World Bank into an additional 30,500 square feet, and the acquisition of the Prosperity Medical Centers which were 99.7% occupied during the quarter. As of September 30, 2004, 24.4% of the total Office square footage leased is scheduled to expire through the end of 2005. During the 2004 Quarter, 75.4% of the square footage that expired was renewed compared to 70.0% in the 2003 Quarter.

During the 2004 Quarter, we executed new leases for 248,000 square feet of Office space at an average rent that was flat to the rate on expiring leases.

Retail Sector

	Quarter Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$6,714	$6,471	$243	3.8%

Real Estate Expenses
Core/Total	1,443	1,465	(22)	(1.5)%

Net Operating Income
Core/Total	5,271	5,006	265	5.3%

Reconciliation to Net Income
NOI	$5,271	$5,006
Depreciation and amortization	(926)	(1,025)

Net Income	$4,345	$3,981

	Quarter Ended September 30,
	2004	2003
Economic Occupancy
Core/Total	94.6%	95.8%

The Retail sector recognized NOI of $5.3 million in the 2004 Quarter, which was $0.3 million (5.3%) greater than in the 2003 Quarter due primarily to a $0.2 million increase in revenues while expenses were flat.

The revenue increase was driven by a 2.8% increase in rental rates due to improving market rates, lower bad debt reserves, and an increase in real estate tax recoveries.

Economic occupancy for the Retail sector declined from 95.8% to 94.6% primarily as a result of the renovation underway at Westminster for a national grocery store chain expected to take occupancy in November. As of September 30, 2004, 11.4% of the total retail square footage leased is scheduled to expire through the end of 2005. During the 2004 Quarter, 93.1% of the square footage that expired was renewed compared to 82.0% in the 2003 Quarter.

During the 2004 Quarter, we executed new leases for 191,700 square feet of Retail space at an average rent increase of 41.4%, primarily the result of a 55,000 square foot lease at Foxchase for a regional grocery store chain in connection with the planned renovation of the center.

Multifamily Sector

	Quarter Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,288	$7,128	$160	2.2%

Real Estate Expenses
Core/Total	3,011	2,756	255	9.3%

Net Operating Income
Core/Total	$4,277	$4,372	$(95)	(2.2)%

Reconciliation to Net Income
NOI	$4,277	$4,372
Interest expense	(1,066)	(1,071)
Depreciation and amortization	(1,238)	(1,158)

Net Income	$1,973	$2,143

	Quarter Ended September 30,
	2004	2003
Economic Occupancy
Core/Total	91.4%	91.9%

Multifamily NOI decreased slightly from $4.4 million to $4.3 million (2.2%) due primarily to a $0.3 million increase in real estate expenses as a result of increased utility costs, accounting and internal audit fees, marketing expenses and personnel costs. Revenues increased $0.2 million due to a 3.1% increase in rental rates, including the $0.1 million combined impact of the 16 new garden apartments at Walker House and the increase in rates for the former HUD units at The Ashby at McLean, now renovated and offered at market rates. Occupancy declined 0.5% due primarily to increased vacancy at Bethesda Hill and Avondale.

Industrial Sector

	Quarter Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$5,731	$5,579	$152	2.7%
Non-core (1)	282	—	282	100.0%

Total Real Estate Rental Revenue	6,013	5,579	434	7.8%

Real Estate Expenses
Core	1,306	1,260	46	3.7%
Non-core (1)	47	—	47	100.0%

Total Real Estate Expenses	1,353	1,260	93	7.4%

Net Operating Income
Core	4,425	4,319	106	2.5%
Non-core (1)	235	—	235	100.0%

Total Net Operating Income	$4,660	$4,319	$341	7.9%

Reconciliation to Net Income
NOI	$4,660	$4,319
Interest expense	(250)	(258)
Depreciation and amortization	(1,420)	(1,345)

Net Income	$2,990	$2,716

	Quarter Ended September 30,
	2004	2003
Economic Occupancy
Core	92.5%	88.4%
Non-core (1)	100.0%	N/A

Total	92.8%	88.4%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road

The Industrial sector recognized NOI of $4.7 million in the 2004 Quarter, which was $0.3 million (7.9%) greater than in the 2003 Quarter due the acquisition of 8880 Gorman Road in March 2004, which contributed $0.2 million in NOI, combined with a $0.1 million increase in core NOI.

Core properties experienced a $0.1 million (2.5%) increase in NOI due to a $0.2 million improvement in revenues, while real estate expenses were steady at $1.3 million. Core revenues increased due primarily to a 4.1% growth in occupancy driven by increased leasing activity late in 2003 and through the second quarter of 2004. This occupancy growth was partially offset by a 0.9% decline in rental rates. As of September 30, 2004, 29.2% of the total Industrial square footage leased is scheduled to expire through the end of 2005. During the 2004 Quarter, 96.2% of the square footage that expired was renewed compared to 80.3% during the 2003 Quarter.

During the 2004 Quarter, we executed new leases for 265,400 square feet of industrial space at an average rent increase of 7.2%.

2004 Period Compared to the 2003 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2004 Period compared to the 2003 Period. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$117,751	$117,138	$613	0.5%
Non-core (1)	16,982	2,413	14,569	603.8%

Total Real Estate Rental Revenue	134,733	119,551	15,182	12.7%

Real Estate Expenses
Core	36,335	34,504	1,831	5.3%
Non-core (1)	4,427	760	3,667	482.5%

Total Real Estate Expenses	40,762	35,264	5,498	15.6%

Net Operating Income
Core	81,416	82,634	(1,218)	(1.5)%
Non-core (1)	12,555	1,653	10,902	659.5%

Total Net Operating Income	$93,971	$84,287	$9,684	11.5%

Reconciliation to Net Income
NOI	$93,971	$84,287
Other revenue	239	342
Interest expense	(25,949)	(22,029)
Depreciation and amortization	(30,508)	(25,419)
General and administrative expenses	(4,572)	(3,692)

Net Income	$33,181	$33,489

	Period Ended September 30,
	2004	2003
Economic Occupancy
Core	89.1%	89.8%
Non-core (1)	99.7%	90.8%

Total	90.4%	89.8%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road, Shady Grove Medical Village II

2003 acquisitions - 1776 G Street, Prosperity Medical Centers I, II & III, 718 Jefferson Street and Fullerton Industrial.

We recognized NOI of $94.0 million in the 2004 Period, which was $9.7 million or 11.5% greater than in the 2003 Period due to our 2003 and 2004 acquisitions, which added 866,000 square feet of net rentable space. These acquired properties contributed $12.6 million in NOI in the 2004 Period (13.4% of total NOI).

Core properties experienced a $1.2 million (1.5%) decrease in NOI due primarily to a $1.8 million increase in real estate expenses, which offset the $0.6 million increase in revenue. Real estate revenue was positively impacted by 0.5% growth ($0.6 million) in core rental rates due to increases in the Retail and Multifamily sectors and lower bad debt expense, primarily in the Office sector, while rental rates in the Industrial and Office sectors declined. Increased vacancies of $1.5 million in the Office, Multifamily and Retail sectors combined offset a $0.6 million increase in Industrial occupancy. Higher operating expense recoveries in all three commercial sectors of $1.0 million were partially offset by lower lease termination fees of $0.4 million.

The increase in core expenses was driven by the Office and Multifamily sectors, which contributed $1.1 million and $0.5 million, respectively, to the increase as a result of increased property administrative costs primarily related to Sarbanes-Oxley 404, utilities, contract security, repairs and maintenance, and real estate taxes.

Overall economic occupancy increased from 89.8% in the 2003 Period to 90.4% in the 2004 Period due largely to the increase in Industrial sector occupancy and occupancy gains realized by the properties acquired in 2003 and 2004. Core economic occupancy was lower at 89.1% compared to 89.8% due largely to the declines in Office and Multifamily occupancy, diminished somewhat by a 4.2% increase in core Industrial occupancy. During the 2004 Period, 70.0% of the square footage that expired was renewed, compared to our historical retention rate of approximately 65%, due primarily to a higher retention rate in our Industrial portfolio of 81.1% compared to a historical Industrial retention rate of 67%. An analysis of NOI by sector follows.

Office Sector

	Period Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$60,046	$60,668	$(622)	(1.0)%
Non-core (1)	15,324	1,531	13,793	900.9%

Total Real Estate Rental Revenue	75,370	62,199	13,171	21.2%

Real Estate Expenses
Core	19,429	18,362	1,067	5.8%
Non-core (1)	4,106	548	3,558	649.3%

Total Real Estate Expenses	23,535	18,910	4,625	24.5%

Net Operating Income
Core	40,617	42,306	(1,689)	(4.0)%
Non-core (1)	11,218	983	10,235	1,041.2%

Total Net Operating Income	$51,835	$43,289	$8,546	19.7%

Reconciliation to Net Income
NOI	$51,835	$43,289
Interest expense	(3,241)	(1,083)
Depreciation and amortization	(19,097)	(14,183)

Net Income	$29,497	$28,023

	Period Ended September 30,
	2004	2003
Economic Occupancy
Core	86.7%	88.1%
Non-core (1)	99.8%	88.7%

Total	89.1%	88.2%

(1)	Non-core properties include:

2004 acquisitions – Shady Grove Medical Village II (“Shady Grove”)

2003 acquisitions - 1776 G Street and Prosperity Medical Centers I, II & III

The Office sector recognized NOI of $51.8 million in the 2004 Period, which was $8.5 million (19.7%) higher than in the 2003 Period due primarily to our acquisitions in 2003 and 2004 of five Office properties. These properties contributed $11.2 million to NOI (21.6% of the total).

Core Office properties experienced a $1.7 million (4.0%) decrease in NOI due to a $1.1 million increase in real estate expenses and a $0.6 million decline in revenues. Core Office rental rates were slightly lower than the 2003 Period, while occupancy was down 1.4% (a $0.9 million impact). An increase of $0.5 million in recoveries from tenants due to higher operating expenses was offset by a $0.3 million decline in lease termination fee income. Core real estate expenses were higher due primarily to increased real estate taxes in the second quarter and higher utility costs. Other increases included higher property administration expense due to the implementation of a web-based software program to request and track tenant maintenance requests, and increased accounting and internal audit costs, as well as higher overall repairs and maintenance and security related expense.

Core economic occupancy for the Office sector was down 1.4%, as the favorable impact of the Sunrise Senior Living, Inc. expansion at 7900 Westpark and the expansion and extension of Northrop Grumman at 1700 Research Blvd. was offset by the expiration of several leases that were not renewed, including Lockheed/OAO at Maryland Trade Centers I and II and the FBI at 7700 Leesburg, and vacancies at 6110 Executive Blvd. and Tycon Plaza II. Overall economic occupancy increased from 88.2% to 89.1% as a result of 99.8% occupancy at the non-core properties, including a $0.2 million occupancy gain at 1776 G Street due to World Bank’s expansion into 30,500 additional square feet. During the 2004 Period, 61.0% of the square footage that expired was renewed compared to 62.2% in the 2003 Period.

During the 2004 Period, we executed new leases for 601,100 square feet of office space at an average rent increase of 0.1%.

Retail Sector

	Period Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$20,262	$19,644	$618	3.1%
Non-core (1)	21	14	7	50.0%

Total Real Estate Rental Revenue	20,283	19,658	625	3.2%

Real Estate Expenses
Core	4,487	4,401	86	2.0%
Non-core (1)	8	5	3	60.0%

Total Real Estate Expenses	4,495	4,406	89	2.0%

Net Operating Income
Core	15,775	15,243	532	3.5%
Non-core (1)	13	9	4	44.4%

Total Net Operating Income	$15,788	$15,252	$536	3.5%

Reconciliation to Net Income
NOI	$15,788	$15,252
Depreciation and amortization	(2,762)	(2,783)

Net Income	$13,026	$12,469

	Period Ended September 30,
	2004	2003
Economic Occupancy
Core	94.5%	95.9%
Non-core (1)	100.0%	100.0%

Total	94.5%	95.9%

(1)	Non-core properties include:

2003 acquisitions - 718 Jefferson Street

The Retail sector recognized NOI of $15.8 million in the 2004 Period, which was $0.5 million (3.5%) greater than in the 2003 Period due to a $0.5 million (3.5%) increase in core NOI.

The increase in core NOI was due to a $0.6 million increase in revenues, partially offset by a $0.1 million increase in expenses. The revenue improvement was driven by a 2.4% (or $0.4 million) increase in rental rates due to increased market rates, combined with higher expense recoveries of $0.3 million and higher year-to-date percentage rents. Core real estate expenses increased due primarily to higher common area maintenance costs for painting and parking lot repairs at several properties, increased accounting and internal audit costs and higher real estate taxes, due primarily to an assessment increase at South Washington Street.

Both core and overall economic occupancy for the retail sector declined from 95.9% to 94.5% primarily as a result of the renovation underway at Westminster for a national grocery store chain expected to take occupancy in November. During the 2004 Period, 74.8% of the square footage that expired was renewed compared to 88.2% in the 2003 Period. The current year renewal rate was lower than average because of the intentional termination of a large tenant at Foxchase in preparation for its planned renovation.

During the 2004 Period, we executed new leases for 239,300 square feet of retail space at an average rent increase of 34.1%.

Multifamily Sector

	Period Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$21,522	$21,300	$222	1.0%

Real Estate Expenses
Core/Total	8,717	8,175	542	6.6%

Net Operating Income
Core/Total	$12,805	$13,125	$(320)	(2.4)%

Reconciliation to Net Income
NOI	$12,805	$13,125
Interest expense	(3,201)	(3,215)
Depreciation and amortization	(3,631)	(3,309)

Net Income	$5,973	$6,601

	Period Ended September 30,
	2004	2003
Economic Occupancy
Core/Total	90.1%	91.3%

Multifamily NOI declined $0.3 million (2.4%) due primarily to a $0.5 million increase in real estate expenses as a result of increased property personnel, marketing, and repairs and maintenance costs, reflective of intensified efforts to improve leasing activity across the portfolio. Property utilities and accounting and internal audit costs were higher as well. Revenues increased $0.2 million due to a 2.2% increase in rental rates offset by a 1.2% decrease in occupancy due primarily to lower occupancy at Bethesda Hill and Roosevelt Towers.

Industrial Sector

	Period Ended September 30,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$15,921	$15,526	$395	2.5%
Non-core (1)	1,637	868	769	88.6%

Total Real Estate Rental Revenue	17,558	16,394	$1,164	7.1%

Real Estate Expenses
Core	3,702	3,566	136	3.8%
Non-core (1)	313	207	106	51.2%

Total Real Estate Expenses	4,015	3,773	242	6.4%

Net Operating Income
Core	12,219	11,960	259	2.2%
Non-core (1)	1,324	661	663	100.3%

Total Net Operating Income	$13,543	$12,621	$922	7.3%

Reconciliation to Net Income
NOI	$13,543	$12,621
Interest expense	(755)	(753)
Depreciation and amortization	(4,086)	(3,997)

Net Income	$8,702	$7,871

	Period Ended September 30,
	2004	2003
Economic Occupancy
Core	91.8%	87.6%
Non-core (1)	97.8%	94.8%

Total	92.3%	87.9%

(1)	Non-core properties include:

2003 acquisitions – Fullerton Industrial Center

2004 acquisitions – 8880 Gorman Road

The Industrial sector recognized NOI of $13.5 million in the 2004 Period, which was $0.9 million (7.3%) greater than in the 2003 Period due primarily to the acquisition of 8880 Gorman Road in March 2004 which contributed $0.6 million to the increase in NOI, combined with a $0.3 million increase in core NOI.

The $0.3 million (2.2%) increase in core NOI was driven by a $0.4 million improvement in revenues, while real estate expenses increased $0.1 million. Core revenues increased due primarily to a 4.2% growth in occupancy driven by increased leasing activity in the second half of 2003 and through the second quarter of 2004, and a $0.2 million increase in tenant recoveries, partially offset by a 1.3% decline in rental rates. During the 2004 Period, 81.1% of the square footage that expired was renewed compared to 70.0% in the 2003 Period.

During the 2004 Period, we executed new leases for 487,200 square feet of Industrial space at an average rent increase of 6.3%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of September 30, 2004, we had approximately $3.1 million in cash and cash equivalents and $69.1 million available for borrowing under our unsecured credit facilities. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to shareholders, to fund capital investments in our existing portfolio of operating assets, to fund operating and administrative expenses, and to fund new acquisitions and development activities. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvement allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the current competitive leasing environment.

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

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties, and to pay for construction in progress. However, as a result of general, Greater Washington-Baltimore regional, or tenant economic downturns, unfavorable fluctuations in interest rates or our stock price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

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

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will analyze which source of capital is most advantageous to us at any particular point in time, however, the capital markets may not consistently be available on terms that are attractive.

In April 2004, we filed a shelf registration with the Securities and Exchange Commission (“SEC”), which allows us to offer from time to time common shares, warrants to purchase common shares and unsecured senior or subordinated debt securities up to an aggregate amount of approximately $503.0 million.

We anticipate closing on the sale of 8230 Boone Boulevard, our 58,000 square foot general office property in Vienna, Virginia for a price of $10.0 million in mid-November 2004, representing a 22.4% cash return on investment and an estimated $2.8 million gain. Proceeds from the sale of this property will be used to fund future real estate acquisitions or repay line of credit advances.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at September 30, 2004 is summarized as follows (in thousands):

Fixed rate mortgages	$150,904
Unsecured credit facilities	30,850
Unsecured notes payable	375,000

$556,754

The $150.9 million in fixed rate mortgages bore an effective weighted average interest rate of 6.6% at September 30, 2004 and had a weighted average maturity of 5.4 years.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $100.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on the Trust’s public debt rating. Credit Facility No. 1, is a three-year, $50.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2, is a three-year $50.0 million unsecured credit facility expiring in July 2005. In March 2004, we borrowed $11.0 million under Credit Facility No. 1 to fund the acquisition of 8880 Gorman Road, an additional $8.6 million in August 2004 to fund the acquisition of Shady Grove Medical Village II, and $11.3 million to fund certain capital improvements to real estate.

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

$375,000

In March 2003, we issued $60.0 million of 5.125% unsecured notes. In August 2003, we repaid $50.0 million of 7.125% unsecured notes. No notes were issued or repaid in the 2004 Period. As noted above, $55.0 million of unsecured notes mature in November 2004. We anticipate paying these notes on the scheduled maturity date utilizing credit facility borrowings.

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2003 10-K, all of which we met as of September 30, 2004.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the Quarter and Period ended September 30, 2004 and 2003 (in thousands).

	Quarter Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Common dividends	$16,401	$14,659	$48,353	$43,106
Minority interest distributions	32	0	125	59

	$16,433	$14,659	$48,478	$43,165

Dividends paid for the 2004 Quarter and 2004 Period increased as a direct result of a dividend rate increase from $.3725 per share in June 2003 to $.3925 per share in June 2004 and the issuance of 2.2 million shares in December 2003.

Acquisitions and Development

We acquired two properties in the 2004 Period and three properties in the 2003 Period for total acquisition costs of $30.2 million and $97.9 million, respectively. The 2004 acquisitions were financed through the assumption of a $10.1 million mortgage and advances under Credit Facility No. 1. The 2003 acquisitions were financed through the assumption of a $6.6 million mortgage, line of credit advances, and the issuance of unsecured notes.

As of September 30, 2004, we had spent $12.3 million, including land costs, on two major development projects – Rosslyn Towers and South Washington Street — and one major redevelopment project at Westminster Shopping Center. The anticipated total cost of these projects at completion is $56.1 million, $20.2 million and $3.7 million, respectively. Spending during the 2004 Quarter and 2004 Period on these projects totaled $3.1 million and $5.6 million, respectively, compared to $0.6 million and $2.6 million in the 2003 Quarter and 2003 Period, respectively.

In August 2004 we executed a construction contract worth approximately $44.0 million for the Rosslyn Towers development project. We anticipate making progress payments on this contract generally on a monthly basis over the duration of construction through the fourth quarter of 2006. We intend to fund this commitment utilizing borrowings under our lines of credit.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended September 30,
	2004	2003	Change
Cash provided by operating activities	$56.7	$50.1	$6.6
Cash used in investing activities	$(42.8)	$(107.3)	$64.5
Cash provided by/(used in) financing activities	$(16.2)	$50.1	$(66.3)

Operations generated $56.7 million of net cash in the 2004 Period compared to $50.1 million during the 2003 Period. The increase in cash flow was due primarily to the additional revenues from assets acquired in 2003 and 2004. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $42.8 million in the 2004 Period compared to $107.3 million in the 2003 Period. The change in cash flows from investing activities was due to a higher level of acquisition activity in 2003, due primarily to the purchase of 1776 G Street for $86.1 million. Additionally, capital improvements to real estate increased $6.7 million due in part to the payment of $1.1 million in tenant improvement costs to one tenant during the 2004 Period, a $2.8 million increase in Retail sector capital improvements primarily due to the redevelopment project at Westminster, and a $1.6 million increase in Multifamily sector capital improvements due to the Rosslyn Towers development project and the common area renovation at Munson Hill Towers.

Our financing activities used net cash of $16.2 million in the 2004 Period compared to providing net cash of $50.1 million in the 2003 Period. The $66.3 million decrease in net cash provided by financing activities was due to a variety of factors. In August of 2003 we borrowed $72.5 million under our lines of credit and issued a $60.0 million short-term note payable to fund the purchase of 1776 G Street and pay off $50.0 million of unsecured notes. During the 2004 Period we drew on Credit Facility No. 1 to fund the acquisitions of 8880 Gorman Road and Shady Grove Medical Village II and for certain capital improvements to real estate. Dividend payments increased $5.2 million in the 2004 Period over the 2003 Period as a result of a dividend rate increase from $.3725 per share in June 2003 to $.3925 per share in June 2004 and the issuance of 2.2 million shares in December 2003.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Earnings to fixed charges	2.2x	2.5x	2.2x	2.5x
Debt service coverage	3.3x	3.6x	3.3x	3.5x

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

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity real estate investment trusts (“REITs”), FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Net income	$10,797	$10,987	$33,181	$33,489
Adjustments
Depreciation and amortization	10,515	9,101	30,508	25,419

FFO as defined by NAREIT	$21,312	$20,088	$63,689	$58,908

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

12.	Computation of Ratios
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

Date: November 5, 2004