Form 10-K
period 2004-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2005-03-16
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED December 31, 2004

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

As of March 1, 2005, 42,001,722 Shares of Beneficial Interest were outstanding. As of June 30, 2004, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,227,168,460 (based on the closing price of the stock on June 30, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2004 FORM 10-K ANNUAL REPORT

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

We have qualified as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed all of our 2004, 2003 and 2002 ordinary taxable income to our shareholders. Gains on properties sold in 2004 and 2002 were either distributed to the shareholders or reinvested in replacement properties, respectively. No provision for income taxes was necessary in either 2004, 2003 or 2002. Over the last five years, dividends paid per share have been $1.55 for 2004, $1.47 for 2003, $1.39 for 2002, $1.31 for 2001 and $1.23 for 2000.

We generally incur short-term floating rate debt in connection with the acquisition of real estate. As market conditions permit we replace the floating rate debt with fixed-rate secured loans or unsecured senior notes, or repay the debt with the proceeds of sales of equity securities. We may acquire one or more properties in exchange for our equity securities or operating partnership units which are convertible into WRIT shares.

Our geographic focus is based on two principles:

1.	Real estate is a local business and is more effectively selected and managed by owners located, and with expertise, in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and diversified enough to withstand downturns in their primary industry.

We consider markets to be local if they can be reached from the Washington centered market within two hours by car. Our Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While we have historically focused most of our investments in the greater Washington/Baltimore Region, in order to maximize acquisition opportunities we will and have considered investments within the two-hour radius described above. We will also consider opportunities to duplicate our Washington focused approach in other geographic markets which meet the criteria described above.

All of our Trustees, officers and employees live and work in the greater Washington/Baltimore region and our officers average over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 44.

The Greater Washington/Baltimore Economy

2004 proved to be a year of improved performance for the greater Washington/Baltimore area with both the consumer and business sectors fueling growth. Federal procurement spending continues to be strong, particularly in the defense industry, with its issuance of defense, intelligence and security contracts. This has resulted in several large office space lease transactions throughout the region by both the private sector and the General

Services Administration (“GSA”). Continued spending by the GSA and the corresponding government contracting firms and professional services firms is expected to further drive regional growth. Office leasing activity is increasing, which is expected to have a positive impact on the industrial and multifamily rental markets as well. However, there is still a substantial inventory of office space available for lease in Northern Virginia. Retail leasing space may be positively affected by the Metro area’s overall population growth and high levels of discretionary income.

We believe regional job growth in 2005 will continue to be driven by professional services firms, including government contractors. According to Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property types including office, industrial, retail and apartments:

•	12-month job growth through October 2004 was 2.6% for the region compared to 1.6% nationwide.

•	The Washington area unemployment rate was 3.1% in October 2004, down from 3.4% one year ago and well below the national rate of 5.5%.

•	Approximately 76,000 new jobs are projected for the region in 2005.

While growth is very important, from an investment perspective, economic stability is equally important. The Federal government, professional/business services and transportation are the core industries in the greater Washington/Baltimore area economy. Increased spending by the Federal government is expected to continue driving regional economic growth. Federal government spending in the region increased 12.5% in 2004 and accounts for 15% of the Gross Regional Product.

Greater Washington/Baltimore Real Estate Markets

The economic stability in the greater Washington/Baltimore region has translated into stronger relative real estate market performance in each of our four sectors, compared to other national metropolitan regions as reported by Delta:

Office Sector

•	Rents were flat on average in 2004 in the region as a whole, while close-in Northern Virginia and suburban Maryland experienced declining rents.

•	Rents are expected to remain flat in the District of Columbia through 2005. Rents in suburban Maryland submarkets and Northern Virginia will likely begin to stabilize.

•	Vacancy was 9.2% (with sublet space included) at year-end 2004, down from 11.2% (with sublet space) at year-end 2003.

•	Vacancy rates remain among the lowest of any major metro area.

•	The overall vacancy rate is projected to decline over the next two years.

•	Net absorption totaled 11.6 million square feet, up significantly from 3.4 million square feet in 2003.

•	Of the 11.6 million square feet of office space under construction at year-end 2004, 61% was estimated as pre-leased.

Multifamily Sector

•	Overall, Class B apartment rents increased in the greater Washington/Baltimore region in 2004. Suburban Maryland rents increased 1.9%, the District submarkets increased 5.3% and Northern Virginia increased 6.8%.

•	Rental rates are expected to rise over the next 12 months with modest concessions.

Grocery-Anchored Retail Centers Sector

•	An increase in retail employment of 11,700 persons in 2004.

•	Strong regional household income averages as follows—Fairfax County, Virginia—$113,000, Montgomery County, Maryland—$108,000 and Alexandria, Virginia—$87,000—versus a national average of $63,000.

•	A decline in vacancy rates to 2.8% at 2004 year end compared to 3.0% at year end 2003.

•	An average rise in rental rates of 1.4% in 2004.

Industrial/Flex Sector

•	Average industrial rents increased 1.5% in the greater Washington/Baltimore region in 2004, driven by suburban Maryland.

•	Rents are projected to increase in 2005, as vacancy rates improve.

•	Vacancy was 10.3% (with sublet space) at year-end 2004, down from 11.4% (with sublet space) at year-end 2003.

•	Of the 3.7 million square feet of industrial space under construction at year-end 2004, 19% was pre-leased, as compared to 3.3 million and 10%, respectively, at year-end 2003.

WRIT PORTFOLIO

As of December 31, 2004, we owned a diversified portfolio of 69 properties consisting of 30 office buildings, 11 retail centers, 9 multifamily buildings and 19 industrial/flex properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2004, 2003 and 2002 and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2004 were as follows:

Percent Leased* December 31, 2004		Real Estate Rental Revenue*
		2004	2003	2002
88%	Office buildings	53%	50%	48%
97%	Retail centers	16	17	17
92%	Multifamily	17	18	20
95%	Industrial	14	15	15

		100%	100%	100%

*	Data exclude discontinued operations.

On a combined basis, our portfolio was 92% leased at December 31, 2004, 2003 and 2002.

Total rental revenue from continuing operations was $172.1 million for 2004, $154.0 million for 2003 and $141.6 million for 2002. During the three year period ending December 31, 2004, we acquired seven office buildings, three retail centers and three industrial properties. During that same time frame, we sold one office building and one industrial property. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 3.3% of revenue in 2004, 2.5% of revenue in 2003, and 2.9% of revenue in 2002. All Federal government tenants in the aggregate accounted for approximately 2% of our 2004 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office,

Federal Bureau of Investigation, Office of Personnel Management, U.S. Department of Consumer Affairs and the National Institutes of Health. WRIT’s larger non-Federal government tenants include World Bank, Sunrise Senior Living, Inc., Lockheed Corporation, George Washington University, IQ Solutions, Sun Microsystems, INOVA Health Systems, United Communications Group and International Monetary Fund.

We expect to continue investing in additional income producing properties. We only invest in properties which we believe will increase in income and value. Our properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

We have recently engaged in ground-up development in order to further strengthen our portfolio with long-term growth prospects. We currently have one ground-up development project underway and one in the planning stages. The first is a 224-unit mixed-use residential and retail property in Arlington, VA referred to as Rosslyn Towers, with completion expected in late 2006. The second is a 75-unit mixed-use residential and retail property in Alexandria, VA referred to as South Washington Street, with completion expected in late 2006.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2004, 2003, and 2002 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons we employed was 248 as of February 28, 2005, including 179 persons engaged in property management functions and 69 persons engaged in corporate, financial, leasing and asset management functions.

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

RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 44.

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

Our economic performance and the value of our real estate assets are subject to the risk that if our office, industrial, multifamily and retail properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our office, industrial, multifamily and retail properties:

•	downturns in the national, regional and local economic climate;

•	competition from other office, industrial, multifamily and retail properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, industrial, multi-family or retail properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and relet space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property;

•	ability to collect rents from tenants; and

•	increased public company costs due to Federal and/or state legislation.

We are dependent upon the economic climate of the greater Washington/Baltimore region.

All of our properties are located in the greater Washington/Baltimore region. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect on us.

We face risks associated with property acquisitions.

We intend to continue to acquire properties which would continue to increase our size and could alter our capital structure. Our acquisition activities and success may be exposed to the following risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors, including publicly traded real estate investment trusts, institutional investment funds and private investors;

•	even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may be unacceptable;

•	competition from other real estate investors may significantly increase the purchase price;

•	we may be unable to finance acquisitions on favorable terms;

•	acquired properties may fail to perform as we expected in analyzing our investments; and

•	our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate.

We may acquire properties subject to liabilities and without recourse, or with limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We face new and different risks associated with property development.

The ground-up development of Rosslyn Towers and South Washington Street, as opposed to renovation and redevelopment of an existing property, is a new activity for WRIT. Developing properties, in addition to the risks historically associated with our business, presents a number of new and additional risks for us, including risks that:

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

From 2005 through 2009, leases on our office, retail and industrial properties will expire on a total of approximately 67% of our leased square footage as of December 31, 2004, with leases on approximately 16% of our leased square footage expiring in 2005, 16% in 2006, 10% in 2007, 12% in 2008 and 13% in 2009. We derive substantially all of our income from rent received from tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, we may not be able to relet the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2004 and 2003, the residential tenant retention rate was 59% and 53%, respectively.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2005. Effective September 2003, we have a separate insurance policy covering losses caused by acts of terrorism, also in full force and effect until renewal in September 2005. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

Also, we have to renew our policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition.

Potential liability for environmental contamination could result in substantial costs.

Under Federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow, because:

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

We have a storage tank third party liability, corrective action and clean up policy in place to cover potential hazardous releases from underground storage tanks on our properties. This insurance is in place to mitigate any potential remediation costs from the effect of releases of hazardous or toxic substances from these storage tanks. Additional coverage is in place under a pollution legal liability real estate policy. This would, dependent on circumstance and type of pollutants discovered, provide further coverage above and beyond the storage tank policy.

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

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks including other parties to the agreements not performing or that the agreements may be unenforceable.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity.

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

If we fail to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT.

If we fail to qualify as a REIT we could face serious tax consequences that could substantially reduce the funds available for payment of dividends for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and could be subject to federal income tax at regular corporate rates;

•	we also could be subject to the Federal alternative minimum tax and possibly increased state and local taxes;

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified; and

•	all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as “qualified dividends” subject to the 15% income tax rate.

In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and could adversely affect the value of our shares.

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares, many of which are beyond our control. These factors include:

•	level of institutional interest in us;

•	perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	attractiveness of securities of REITs in comparison to other companies taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares; and

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

Additional risk factors are discussed in the Forward-Looking Statements section beginning on page 44.

ITEM 2.	PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2004, which consisted of 69 properties, including three properties held for sale.

As of December 31, 2004, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/04
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	85%
51 Monroe Street	Rockville, MD	1979	1975	208,000	90%
7700 Leesburg Pike[1]	Falls Church, VA	1990	1976	147,000	77%
515 King Street	Alexandria, VA	1992	1966	78,000	95%
The Lexington Building	Rockville, MD	1993	1970	46,000	93%
The Saratoga Building	Rockville, MD	1993	1977	59,000	97%
Brandywine Center	Rockville, MD	1993	1969	35,000	94%
Tycon Plaza II1	Vienna, VA	1994	1981	127,000	43%
Tycon Plaza III[1]	Vienna, VA	1994	1978	137,000	72%
6110 Executive Boulevard	Rockville, MD	1995	1971	199,000	85%
1220 19th Street	Washington, D.C.	1995	1976	102,000	96%
Maryland Trade Center I	Greenbelt, MD	1996	1981	190,000	62%
Maryland Trade Center II	Greenbelt, MD	1996	1984	158,000	70%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	78%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	521,000	76%
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	98%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	98%
600 Jefferson Plaza	Rockville, MD	1999	1985	115,000	98%
1700 Research Boulevard	Rockville, MD	1999	1982	103,000	72%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	81%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	98%
Courthouse Square	Alexandria, VA	2000	1979	113,000	100%
One Central Plaza	Rockville, MD	2001	1974	267,000	98%
The Atrium Building	Rockville, MD	2002	1980	81,000	94%
1776 G Street	Washington, D.C.	2003	1979	262,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	50,000	92%

Subtotal				3,880,000	85%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	146,000	88%
Concord Centre	Springfield, VA	1973	1960	76,000	100%
Wheaton Park	Wheaton, MD	1977	1967	72,000	100%
Bradlee	Alexandria, VA	1984	1955	168,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	50,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	99%
Shoppes of Foxchase	Alexandria, VA	1994	1960	128,000	95%
Frederick County Square	Frederick, MD	1995	1973	227,000	99%
800 S. Washington Street[2]	Alexandria, VA	1998/2003[2]	1955/1959	45,000	85%
Centre at Hagerstown	Hagerstown, MD	2002	2000	334,000	99%

Subtotal				1,495,000	97%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable* Square Feet	Percent Leased 12/31/04
Multifamily Buildings / # units
3801 Connecticut Avenue / 307	Washington, D.C.	1963	1951	177,000	94%
Roosevelt Towers / 190	Falls Church, VA	1965	1964	168,000	94%
Country Club Towers / 227	Arlington, VA	1969	1965	159,000	93%
Park Adams / 200	Arlington, VA	1969	1959	172,000	89%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	94%
The Ashby at McLean / 250	McLean, VA	1996	1982	244,000	95%
Walker House Apartments / 212[3]	Gaithersburg, MD	1996	1971/2003[3]	154,000	92%
Bethesda Hill Apartments / 194	Bethesda, MD	1997	1986	226,000	87%
Avondale / 236	Laurel, MD	1999	1987	170,000	90%

Subtotal (2,095 units)				1,729,000	92%

Industrial Distribution/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980	104,000	100%
Pepsi-Cola Distribution Center	Forestville, MD	1987	1971	69,000	100%
Charleston Business Center	Rockville, MD	1993	1973	85,000	85%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	167,000	92%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	100%
The Earhart Building	Chantilly, VA	1996	1987	93,000	100%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	83%
Ammendale Technology Park II	Beltsville, MD	1997	1986	108,000	75%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	100%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	788,000	94%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	100%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	100%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	245,000	94%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	99%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Porfolio	Chantilly, VA	2004	1999-2004	265,000	99%

Subtotal				3,028,000	95%

TOTAL				10,132,000

[1]	These buildings were sold on February 1, 2005. They are classified as properties held for sale at December 31, 2004. Net rentable square feet in the office segment total 3,469,000 and in the total portfolio, 9,721,000, excluding these properties. Leased percentage in the Office segment excluding these properties is 88%.

[2]	South Washington Street includes 5,000 square feet from the May 2003 acquisition of 718 E. Jefferson Street. 718 E. Jefferson Street was acquired to complete our ownership of the entire block of 800 S. Washington Street. The surface parking lot on this block is now in development.

[3]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 4, 1999, our shares began trading on the New York Stock Exchange. Currently, there are approximately 46,000 shareholders.

The high and low sales price for our shares for 2004 and 2003, by quarter, and the amount of dividends we paid per share are as follows:

	Dividends Per Share	Quarterly Share Price Range
Quarter		High	Low
2004
Fourth	$.3925	$34.48	$30.17
Third	.3925	31.47	27.31
Second	.3925	32.95	25.21
First	.3725	32.50	28.10

2003
Fourth	$.3725	$31.28	$28.32
Third	.3725	29.72	26.51
Second	.3725	28.39	25.98
First	.3525	26.28	23.95

We have historically paid dividends on a quarterly basis. Dividends are normally paid based on our cash flow from operating activities.

During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a)(3)) made any repurchases of our shares during the fourth quarter of the fiscal years covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Real estate rental revenue	$172,067	$154,004	$141,555	$135,183	$121,948
Income from continuing operations	$40,865	$40,792	$41,951	$40,718	$34,326
Discontinued Operations:
Income from operations of properties sold or held for sale	$3,670	$4,095	$6,047	$7,339	$7,246
Gain on property disposed	$1,029	$—	$3,838	$—	$—
Income before gain on sale of real estate	$45,564	$44,887	$51,836	$48,057	$41,572
Gain on sale of real estate	$—	$—	$—	$4,296	$3,567
Net income	$45,564	$44,887	$51,836	$52,353	$45,139
Income per share from continuing operations—diluted	$0.98	$1.03	$1.07	$1.07	$0.96
Earnings per share—diluted	$1.09	$1.13	$1.32	$1.38	$1.26
Total assets	$1,012,393	$928,089	$756,299	$707,935	$633,415
Lines of credit payable	$117,000	$—	$50,750	$—	$—
Mortgage notes payable	$173,429	$142,182	$86,951	$94,726	$86,260
Notes payable	$320,000	$375,000	$265,000	$265,000	$265,000
Shareholders’ equity	$366,009	$378,748	$326,177	$323,607	$258,656
Cash dividends paid	$64,836	$58,605	$54,352	$49,686	$43,955
Cash dividends paid per share	$1.55	$1.47	$1.39	$1.31	$1.23

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of December 31, 2004, we owned a diversified portfolio of 69 properties, consisting of 30 office buildings, 11 retail centers, 9 multifamily buildings and 19 industrial complexes totaling 10.1 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses. It is a supplemental measure to Net Income.

•	Economic occupancy (or “occupancy”—defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), leased percentage (the percentage of available physical net rentable area leased for our commercial segments and percentage of apartment units leased for our residential segment) and rental rates.

•	Leasing activity—new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a supplemental measure to Net Income.

During 2004 we continued our long-standing strategy of focusing in the greater Washington/Baltimore region, one of the most stable real estate markets in the country. The region posted positive job growth of approximately 2.6% in the twelve months ended October 31, 2004 compared to 1.6% nationally. The job growth occurred principally in the professional/business services, retail and construction sectors, while only the manufacturing and transportation/utility sectors lost jobs. This is a positive sign for continued economic growth in the region. Overall conditions in the region improved during the year, with continued strength in the retail sector and stabilizing rents in the office and industrial sectors, while the multifamily sector continued to be affected by the combination of overbuilding and a slow economic recovery.

Overall occupancies as well as our results in 2004 were primarily impacted by the $258.4 million in acquisitions we completed in 2003 and 2004, while the performance of our core portfolio (consisting of properties owned for the entirety of 2004 and the same time period in 2003) was slightly down compared to 2003.

The performance of our four operating segments generally reflected market conditions in our region.

•	The regional office market, particularly Northern Virginia, improved during the year due primarily to job growth in the Federal government and among related contractors. While leasing activity increased, rental rates generally remained steady due to significant amounts of remaining vacant space. These conditions were reflected in our Northern Virginia office portfolio, which was 82% leased at year end due to vacancies at our Tysons Corner, Virginia properties. Three of our four Tysons Corner properties were classified as held for sale at December 31, 2004—7700 Leesburg, Tycon Plaza II and Tycon Plaza III. Excluding these properties, our Northern Virginia office portfolio was 87% leased, compared to 96% in our Washington, DC portfolio. The Washington, DC office market led the region in overall occupancy and development activity and experienced moderate rental rate growth due to strong market conditions. Overall leasing activity in the suburban Maryland market improved, however rental rates were generally flat to down depending on the submarket, as the pace of economic recovery was slower than anticipated and National Institutes of Health and its subcontractors showed little demand. Our Maryland office portfolio was 86% leased at year end due to large vacancies at our Maryland Trade Center properties—excluding these properties, the leased percentage in our Maryland portfolio was 92%.

•	The retail market remained strong in the region due to continued job growth spurring high occupancies and strong sales, as was reflected in our retail portfolio which was 97% leased at year end.

•	The multifamily market in the Washington, DC and Northern Virginia regions improved due to condominium conversions and job growth, while suburban Maryland was negatively affected by excess supply and a slower pace of job growth and condominium conversions. Similarly, occupancies at our Maryland multifamily properties generally declined in 2004 compared to 2003, while occupancies at our Washington, DC and Virginia properties generally improved, particularly at The Ashby at McLean, where 47 of 51 units previously off the market for renovation were rented as of December 31, 2004.

•	The industrial market benefited from the region’s strengthening economy during the year, particularly in the Baltimore/Washington and Dulles corridors, with positive absorption and increased rents. Our industrial portfolio was 95% leased at year end compared to 90% at December 31, 2003.

During 2004 we completed the redevelopment of Westminster Shopping Center, where a regional grocery store chain took possession of a 38,000 square foot space in November, and continued development of Rosslyn Towers, our mixed- use residential and retail community in Virginia. We are in the planning stage of development at South Washington Street and redevelopment at Foxchase Shopping center, both in Alexandria, Virginia.

Significant transactions during the two years ended December 31, 2004 are summarized below:

2004

•	The acquisitions of two Industrial properties for an aggregate purchase price of $57.5 million, adding approximately 406,000 square feet of Industrial rental space, and two Office properties for an aggregate price of $26.5 million, adding approximately 116,000 square feet of Office rental space.

•	The disposition of 8230 Boone Boulevard, a 58,000 square foot Office property, for $10.0 million (see Discontinued Operations discussion on page 26).

•	The execution of new leases for 1,799,000 square feet of Office, Retail, and Industrial space combined.

•	The execution of a new $85.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association that replaced the previous $25.0 million facility with Bank One, NA.

•	The repayment of $55.0 million of 7.78% unsecured notes in November 2004.

2003

•	The acquisitions of four Office properties, one Retail property and one Industrial property, for an aggregate purchase price of $174.4 million, adding 659,000 square feet of rental space.

•	The issuance of $60.0 million of 5.125% unsecured notes in March 2003 and $100.0 million of 5.25% unsecured notes in December 2003.

•	The payoff of $50.0 million of 7.125% unsecured notes in August 2003.

•	The issuance of 2.2 million shares of common stock in December 2003 for net proceeds of approximately $63.0 million.

•	The lease of 130,000 square feet to Sunrise Senior Living, Inc. at 7900 Westpark Drive.

•	The execution of new leases (including Sunrise Senior Living, Inc.) for 1,712,000 square feet of Office, Retail and Industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

The fair value of in-place leases consists of the following components—(1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. The remaining components, Leasing Commissions and Net Lease Intangible, are included in other assets and other liabilities on our balance sheet. We have attributed no value to Customer Relationship Value at December 31, 2004 or December 31, 2003.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ (SFAS 144). These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2004.

Federal Income Taxes

We have qualified as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2004, 2003 and 2002 ordinary taxable income to our shareholders. Gains on sale of properties disposed during 2004 and 2002 were either distributed to the shareholders or reinvested in replacement properties, respectively. No provision for income taxes was necessary during the three year period ending December 31, 2004.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2004, 2003 and 2002. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as either “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	2004	2003	2002	2004 vs 2003	% Change	2003 vs 2002	% Change
Minimum base rent	$155,336	$139,415	$127,745	$15,921	11.4%	$11,670	9.1%
Recoveries from tenants	12,030	9,923	8,756	2,107	21.2%	1,167	13.3%
Parking and other tenant charges	4,701	4,666	5,054	35	0.8%	(388)	(7.7%)

	$172,067	$154,004	$141,555	$18,063	11.7%	$12,449	8.8%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $15.9 million (11.4%) in 2004 as compared to 2003 and $11.7 million (9.1%) in 2003 as compared to 2002. The increase in minimum base rent in 2004 was due primarily to the increase in rent from properties acquired in 2003 ($13.1 million) and 2004 ($1.8 million), combined with a $1.0 million increase in minimum base rent from core properties due to lower vacancies and rental rate increases in the Industrial and Multifamily sectors. The increase in minimum base rent in 2003 was due primarily to the increase in rent from properties acquired in 2003 ($6.5 million) and 2002 ($3.2 million), combined with a $2.0 million increase in minimum base rent from core properties due to rental rate increases and lower vacancies in the Office and Retail sectors.

A summary of economic occupancy for properties classified as continuing operations by sector follows:

Consolidated Economic Occupancy

Sector	2004	2003	2002	2004 vs 2003	2003 vs 2002
Office	90.6%	89.7%	88.8%	0.9%	0.9%
Retail	94.8%	96.0%	94.8%	(1.2%)	1.2%
Multifamily	90.5%	90.8%	93.7%	(0.3%)	(2.9%)
Industrial	92.8%	88.2%	93.7%	4.6%	(5.5%)

Total	91.5%	90.6%	91.4%	0.9%	(0.8%)

Our overall economic occupancy increased 90 basis points in 2004 as compared to 2003 and decreased 80 basis points in 2003 as compared to 2002. Property acquisitions and increased Industrial leasing activity, partially offset by higher vacancies in the Multifamily and Retail sectors, accounted for the increase in 2004. The occupancy decline in 2003 was driven by higher vacancies in the Industrial and Multifamily sectors, partially offset by lower vacancies in the Retail and Office sectors due primarily to the lease-up of a large block of vacant space at 7900 Westpark and acquisitions of Office and Retail properties in 2002 and 2003. A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Recoveries from tenants increased $2.1 million (21.2%) in 2004 as compared to 2003 and $1.2 million (13.3%) in 2003 as compared to 2002. The increase in recoveries in 2004 was due primarily to increased recovery income from core properties ($1.3 million) due to higher operating expense, common area maintenance and real estate tax reimbursements, and from properties acquired in 2003 ($0.6 million). The increase in recoveries in 2003 was due primarily to recoveries from properties acquired in 2003 ($0.5 million) and 2002 ($0.4 million).

Parking and other tenant charges were flat in 2004 as compared to 2003 and decreased $0.4 million (7.7%) in 2003 as compared to 2002. The decrease in parking and other charges in 2003 was driven by core properties ($0.9 million) due primarily to higher bad debt expense, lower lease termination fee income and lower percentage rent, partially offset by an increase in parking and other tenant charges from properties acquired in 2003 and 2002 of $0.5 million, combined.

Real estate operating expenses

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2004	2003	2002	2004 vs 2003	% Change	2003 vs 2002	% Change
Property operating expenses	$37,298	$32,771	$30,087	$4,527	13.8%	$2,684	8.9%
Real estate taxes	14,096	11,918	10,452	2,178	18.3%	1,466	14.0%

	$51,394	$44,689	$40,539	$6,705	15.0%	$4,150	10.2%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses as a percentage of revenue were 30% for 2004 and 29% for 2003 and 2002.

Properties acquired in 2003 and 2004 accounted for $2.7 million (60%) of the $4.5 million increase in 2004 property operating expenses. Core property operating expenses increased $1.8 million as a result of higher utility costs due largely to rate increases and an increase in the Montgomery County, MD energy tax, increased security related expenditures and higher repairs and maintenance costs. Real estate taxes increased $2.2 million due primarily to the properties acquired in 2003 and 2004, which accounted for $1.7 million (77%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Property acquisitions in 2003 and 2002 accounted for $1.6 million of the $2.6 million increase in property operating expenses in 2003. Core property operating expenses increased $1.0 million due primarily to increases in property administrative expenses, common area maintenance in the Retail sector, repairs and maintenance, and utilities. Additionally, insurance costs increased as a result of a 29% increase in core property premiums and the addition of terrorism coverage. Real estate taxes increased $1.5 million due primarily to property acquisitions, which accounted for $1.2 million of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2004	2003	2002	2004 vs 2003	% Change	2003 vs 2002	% Change
Depreciation and amortization	$39,441	$33,622	$27,325	$5,819	17.3%	$6,297	23.0%
Interest expense	34,500	30,040	27,849	4,460	14.8%	2,191	7.9%
General and administrative	6,194	5,275	4,571	919	17.4%	704	15.4%

	$80,135	$68,937	$59,745	$11,198	16.2%	$9,192	15.4%

Depreciation and amortization

The $5.8 million increase in depreciation and amortization expense in 2004 relative to 2003 was due to acquisitions of $84.0 million and $174.4 million in 2004 and 2003, respectively, which increased depreciable real estate assets by $75.1 million and $135.4 million, respectively. The increase in depreciation and amortization expense attributable to 2004 and 2003 acquisitions combined was $4.9 million or 84% of the total $5.8 million increase.

The $6.3 million increase in depreciation and amortization expense in 2003 as compared to 2002 was due primarily to a $3.4 million increase in core properties depreciation and amortization driven by capital and tenant improvement expenditures of $27.4 million and $25.1 million in 2003 and 2002, respectively. The increase in depreciation and amortization expense attributable to 2003 and 2002 acquisitions combined was $2.9 million (46%) of the total $6.3 million increase, due to the aforementioned 2003 acquisitions and to 2002 acquisitions of $58.2 million, which increased depreciable real estate assets by $37.6 million.

Interest expense

Overall, our cost of funds has decreased between 2002 and 2004 due to the refinancing of notes payable. The increase in interest expense during this timeframe is the result of acquisition and development activity funded in part through the issuance of debt.

The $4.5 million increase in interest expense in 2004 as compared to 2003 was primarily due to (1) the issuance of $100.0 million in 5.25% unsecured notes in December 2003 to refinance short-term borrowings used to fund a portion of the 1776 G Street and Prosperity Medical Center acquisitions, (2) the issuance of $60.0 million in 5.125% unsecured notes in March 2003, (3) the assumption of $49.8 million in mortgages in October 2003 for the acquisition of Prosperity Medical Center and (4) the assumption of $29.6 million in mortgages in 2004 for the acquisitions of Shady Grove Medical Village II and Dulles Business Park. The increase to interest expense as a result of this activity ($7.7 million) was partially offset by lower interest expense of $2.2 million due to the payoff of $50.0 million of 7.125% unsecured notes in August 2003 and $0.5 million due to the repayment of $55.0 million of 7.78% unsecured notes in November 2004, and higher capitalized interest on development projects of $0.4 million.

The increase in interest expense in 2003 as compared to 2002 was primarily due to (1) the aforementioned issuance of $60.0 million in 5.125% unsecured notes in March 2003 and $100.0 million of 5.25% unsecured notes in December 2003 and (2) the assumption of a $6.8 million mortgage in January 2003 for the acquisition of Fullerton Industrial Center and $49.8 million in mortgages in October 2003 for the acquisition of Prosperity Medical Center. The increase to interest expense as a result of these borrowings ($4.1 million in total) was partially offset by lower interest expense of $1.4 million due to the aforementioned payoff of $50.0 million in 7.125% unsecured notes in August 2003 and $0.4 million due to the payoff of the Frederick County Square mortgage in September 2002.

A summary of interest expense for the years ended December 31, 2004, 2003, and 2002 appears below (in millions):

Debt Type	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Notes payable	$24.5	$21.4	$20.2	$3.1	$1.2
Mortgages	9.7	7.4	7.0	2.3	0.4
Lines of credit/short-term note payable	1.0	1.5	0.8	(0.5)	0.7
Capitalized interest	(0.7)	(0.3)	(0.1)	(0.4)	(0.2)

Total	$34.5	$30.0	$27.9	$4.5	$2.1

General and administrative expense

The $0.9 million increase in general and administrative expense in 2004 was due primarily to increased internal and external audit costs related to Sarbanes-Oxley Section 404, which requires management to report on the company’s internal control over financial reporting, an increase in long-term equity incentive compensation based on share grants issued in 2003 and 2004 under our long-term incentive plan and increased salary expense due to staffing increases, partially offset by lower short-term (cash) incentive compensation.

The $0.7 million increase in general and administrative expense in 2003 from 2002 was primarily attributable to increased short-term (cash) and long-term equity incentive compensation.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

On November 15, 2004, we sold 8230 Boone Boulevard for a sale price of $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which matures in November 2005. We recognized a gain on disposal of $1.0 million and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” SFAS 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. The deferred gain will be recognized as we receive payments on the note, which is payable in full upon maturity, or sooner as the buyer closes on the sale of converted office condominium units.

Also in November 2004 we concluded that 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza III met the criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) necessary to classify these properties as held for sale. Senior management had committed to, and actively embarked upon, a plan to sell the assets and the sale was expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan would be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continued to be recognized until the date of sale. Under SFAS 144 revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the Statements of Income. These properties, totaling approximately 410,000 square feet, were sold on February 1, 2005 for a sale price of $67.5 million with an estimated gain on sale of $33.0 million.

Gain on disposal of real estate from discontinued operations was $3.8 million for the year ended December 31, 2002, resulting from the February 2002 sale of 1501 South Capitol Street.

Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$8,472	$9,401	$11,374
Property expenses	(3,150)	(3,173)	(3,440)
Depreciation and amortization	(1,652)	(2,133)	(1,887)

	$3,670	$4,095	$6,047

Net operations of properties sold or held for sale decreased $0.4 million for 2004 compared to 2003 and $2.0 million for 2003 compared to 2002. Both decreases were due primarily to lower revenue at 7700 Leesburg, Tycon Plaza II and Tycon Plaza III due to increased vacancies.

Net Operating Income

Real estate Net Operating Income (“NOI”), defined as real estate rental revenue less real estate operating expenses, is the primary performance measure we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income is provided on the following page.

2004 VS 2003

The following tables of selected operating data provide the basis for our discussion of NOI in 2004 compared to 2003. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$148,671	$146,678	$1,993	1.4%
Non-core (1)	23,396	7,326	16,070	219.4%

Total Real Estate Rental Revenue	$172,067	$154,004	$18,063	11.7%

Real Estate Expenses
Core	$45,119	$42,775	$2,344	5.5%
Non-core (1)	6,275	1,914	4,361	227.8%

Total Real Estate Expenses	$51,394	$44,689	$6,705	15.0%

Net Operating Income
Core	$103,552	$103,903	$(351)	(0.3%)
Non-core (1)	17,121	5,412	11,709	216.4%

Total Net Operating Income	$120,673	$109,315	$11,358	10.4%

Reconciliation to Net Income
NOI	$120,673	$109,315
Other revenue	327	414
Interest expense	(34,500)	(30,040)
Depreciation and amortization	(39,441)	(33,622)
General and administrative expenses	(6,194)	(5,275)
Income from discontinued operations	3,670	4,095
Gain on disposal	1,029	—

Net Income	$45,564	$44,887

Economic Occupancy	2004	2003
Core	90.3%	90.5%
Non-core (1)	99.5%	93.0%

Total	91.5%	90.6%

(1)	Non-core properties include:

2004 acquisitions—Shady Grove Medical Village II, 8301 Arlington Boulevard, 8880 Gorman Road and Dulles Business Park

2003 acquisitions—1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III, 718 Jefferson Street and Fullerton Industrial.

We recognized NOI of $120.7 million in 2004, which was $11.4 million (10.4%) greater than in 2003 due largely to our acquisitions of six Office buildings and three Industrial properties in 2003 and 2004, which added 1,176,000 square feet of net rentable space. Acquired properties contributed $17.1 million in NOI in 2004 (14.2% of total NOI), an $11.7 million increase over 2003. Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the South Washington Street development project.

Core properties experienced a $0.3 million (0.3%) decrease in NOI due to a $2.3 million increase in real estate expenses offset by a $2.0 million increase in revenues. The increase in core expenses was driven by the Office and Multifamily sectors, which contributed $2.3 million in additional expense as a result of higher utilities, repairs and maintenance, operating services, and real estate taxes. Revenue was positively impacted by improvements in all lines of business except the Office sector. Higher Industrial occupancy, rental rate increases in the Retail and Multifamily sectors and higher expense recoveries in the Retail and Industrial sectors positively impacted those respective lines of business. Office sector revenue declined due to higher vacancies in certain of our Maryland properties.

Overall economic occupancy increased from 90.6% in 2003 to 91.5% in 2004 due primarily to higher occupancy among our acquired Office properties. Core economic occupancy was flat as the significant gain in Industrial core occupancy was offset by lower core occupancy in the Office sector. During 2004, 66% of the square footage expiring was renewed, in line with our historical average.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change

Real Estate Rental Revenue
Core	$71,077	$71,268	$(191)	(0.3%)
Non-core (1)	21,043	6,070	14,973	246.7%

Total Real Estate Rental Revenue	$92,120	$77,338	$14,782	19.1%

Real Estate Expenses
Core	$22,691	$21,198	$1,493	7.0%
Non-core (1)	5,830	1,621	4,209	259.7%

Total Real Estate Expenses	$28,521	$22,819	$5,702	25.0%

Net Operating Income
Core	$48,386	$50,070	$(1,684)	(3.4%)
Non-core (1)	15,213	4,449	10,764	241.9%

Total Net Operating Income	$63,599	$54,519	$9,080	16.7%

Reconciliation to Net Income
NOI	$63,599	$54,519
Interest expense	(4,421)	(2,083)
Depreciation and amortization	(24,060)	(18,125)
Income from discontinued operations	3,670	4,095
Gain on disposal	1,029	—

Net Income	$39,817	$38,406

Economic Occupancy	2004	2003
Core	88.2%	89.4%
Non-core (1)	99.7%	92.6%

Total	90.6%	89.7%

(1)	Non-core properties include:

2004 acquisitions—Shady Grove Medical Village II and 8301 Arlington Boulevard

2003 acquisitions—1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III

The Office sector recognized NOI $9.1 million (16.7%) higher than in 2003 due primarily to our acquisition of four properties in 2003 (1776 G Street in August and Prosperity Medical Centers I, II and III in October) and two additional properties in 2004 (Shady Grove Medical Village II in August and 8301 Arlington Boulevard in October). The properties acquired in 2004 contributed $0.7 million (1.2% of total) to NOI while 2003 acquisitions contributed $14.5 million (22.7% of total) in 2004.

Core Office properties experienced a $1.7 million (3.4%) decrease in NOI due to a $0.2 million decline in revenues combined with a $1.5 million increase in core real estate expenses. Revenue was impacted by lower minimum base rent of $0.5 million due primarily to higher vacancy in our Maryland properties offsetting an overall increase in rental rates, and lower lease termination fee income of $0.3 million. These declines were partially offset by higher operating expense recoveries from tenants and lower bad debt expense. The increase in real estate expenses was due to higher utility costs driven by escalating fuel rates and an increase in the Montgomery County, MD energy tax, additional real estate tax expense due to higher value assessments for properties across several tax jurisdictions, increased repairs and maintenance costs and additional security related expenditures.

Core economic occupancy declined 120 basis points, as the favorable impact of the Sunrise Senior Living, Inc. expansion at 7900 Westpark and the expansion and extension of Northrop Grumman at 1700 Research Boulevard was offset by the expiration of Lockheed/OAO leases that were not renewed at Maryland Trade Centers I and II and vacancies at 6110 Executive Boulevard. Overall economic occupancy increased from 89.7% to 90.6% as a result of 99.7% occupancy for the non-core properties compared to 92.6% in 2003. This increase in non-core occupancy was driven by the expansion of World Bank at 1776 G Street into an additional 30,500 square feet and greater than 99% occupancy for Prosperity Medical Center, Shady Grove Medical Village II and 8301 Arlington Boulevard, combined.

During 2004, 52% of the square footage that expired was renewed compared to 68% in 2003, excluding properties sold or classified as held for sale. During 2004, we executed new leases for 761,000 square feet of Office space at an average rent decrease of 0.4%. Excluding properties sold or classified as held for sale, we executed new leases for 669,000 square feet of Office space at an average rent increase of 1.3%.

Retail Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$27,222	$26,450	$772	2.9%
Non-core (1)	21	24	(3)	(12.5%)

Total Real Estate Rental Revenue	$27,243	$26,474	$769	2.9%

Real Estate Expenses
Core	$5,888	$5,910	$(22)	(0.4%)
Non-core (1)	11	11	—	—

Total Real Estate Expenses	$5,899	$5,921	$(22)	(0.4%)

Net Operating Income
Core	$21,334	$20,540	$794	3.9%
Non-core (1)	10	13	(3)	(23.1%)

Total Net Operating Income	$21,344	$20,553	$791	3.8%

Reconciliation to Net Income
NOI	$21,344	$20,553
Depreciation and amortization	(3,689)	(3,975)

Net Income	$17,655	$16,578

Economic Occupancy	2004	2003
Core	94.8%	95.9%
Non-core (1)	100.0%	100.0%

Total	94.8%	96.0%

(1)	Non-core properties include:

2003 acquisitions—718 Jefferson Street

Retail sector NOI increased $0.8 million (3.8%) in 2004 due to a $0.8 million increase in revenue from core properties. The core revenue increase was due to rental rate growth of 2.4% ($0.6 million) driven by escalating market rates, higher common area maintenance and real estate tax recoveries of $0.4 million and lower bad debt expense, offset slightly by higher vacancy. Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the South Washington Street development project.

Both core and overall economic occupancy for the Retail sector declined approximately 100 basis points primarily as a result of the renovation at Westminster for a regional grocery store chain, which took possession in November 2004. The current year retention rate of 77.4% was lower than the average over the past two years of approximately 94% because of the intentional termination of a large tenant at Foxchase in preparation for the center’s planned renovation. The City Council of Alexandria, VA approved our renovation plans in February 2005 and we expect the project to be completed in late 2006.

During 2004, we executed new leases for 278,800 square feet of retail space at an average rent increase of 31.3%.

Multifamily Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$28,858	$28,266	$592	2.1%

Real Estate Expenses
Core/Total	11,637	10,860	777	7.2%

Net Operating Income

Core/Total	$17,221	$17,406	$(185)	(1.1%)

Reconciliation to Net Income
NOI	$17,221	$17,406
Interest expense	(4,266)	(4,284)
Depreciation and amortization	(4,859)	(4,550)

Net Income	$8,096	$8,572

Economic Occupancy	2004	2003
Core/Total	90.5%	90.8%

Multifamily NOI declined $0.2 million (1.1%) as compared to 2003 as a result of a $0.6 million increase in revenue offset by a $0.8 million increase in expenses. The revenue increase was driven by an increase in minimum base rent that was generally portfolio-wide, but driven by the addition of 16 garden-style apartment units at Walker House in October 2003 and higher rates on the 51 renovated units at The Ashby at McLean, 47 of which were leased as of December 31, 2004. The exception was Bethesda Hill, which experienced significantly lower occupancy as compared to 2003, and no increase in rental rates. Occupancy for the overall portfolio was relatively flat compared to 2003. Revenue was additionally impacted by increased rent abatements, the result of efforts to improve leasing activity across the portfolio. Real estate expenses increased $0.8 million due primarily to higher administrative costs related to property-level leasing and maintenance positions and increased marketing costs, higher repairs and maintenance expense and increased utility expense related to higher fuel costs and an increase in the Montgomery County, MD energy tax.

Industrial Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$21,514	$20,694	$820	4.0%
Non-core (1)	2,332	1,232	1,100	89.3%

Total Real Estate Rental Revenue	$23,846	$21,926	$1,920	8.8%

Real Estate Expenses
Core	$4,903	$4,807	$96	2.0%
Non-core (1)	434	282	152	53.9%

Total Real Estate Expenses	$5,337	$5,089	$248	4.9%

Net Operating Income
Core	$16,611	$15,887	$724	4.6%
Non-core (1)	1,898	950	948	99.8%

Total Net Operating Income	$18,509	$16,837	$1,672	9.9%

Reconciliation to Net Income
NOI	$18,509	$16,837
Interest expense	(1,039)	(1,008)
Depreciation and amortization	(5,629)	(5,467)

Net Income	$11,841	$10,362

Economic Occupancy	2004	2003
Core	92.3%	87.8%
Non-core (1)	98.2%	95.1%

Total	92.8%	88.2%

(1)	Non-core properties include:

2004 acquisitions—8880 Gorman Road and Dulles Business Park Portfolio

2003 acquisitions—Fullerton Industrial

Industrial sector NOI increased $1.7 million (9.9%) over 2003 due to the acquisitions of Fullerton Industrial Center in 2003 and 8880 Gorman Road and Dulles Business Park in 2004. These acquisitions contributed $1.9 million in NOI, a 99.8% increase over 2003 NOI from non-core properties. The 3.1% increase in non-core occupancy was driven by properties acquired in 2004, which had a combined occupancy of 99.5% during the year.

Core properties experienced a $0.7 million (4.6%) increase in NOI due to a $0.8 million increase in real estate revenues, while real estate expenses remained relatively flat at $4.9 million. The revenue increase was driven by a 450 basis point growth in occupancy due to leasing activity beginning in the second half of 2003 through the third quarter of 2004, particularly at Ammendale Technology Park II, Earhart and Northern Virginia Industrial Park. Revenue was also positively impacted by higher recoveries of common area expense and real estate taxes ($0.3 million combined), partially offset by a 1.1% decline in rental rates driven by market rate fluctuations.

During 2004, retention in the Industrial portfolio was 82% compared to 71% in 2003. We executed new leases for 759,000 square feet of Industrial space at an average rent increase of 9.4%.

2003 VS 2002

The following tables of selected operating data provide the basis for our discussion of NOI in 2003 compared to 2002. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$139,267	$137,926	$1,341	1.0%
Non-core (1)	14,737	3,629	11,108	306.1%

Total Real Estate Rental Revenue	$154,004	$141,555	$12,449	8.8%

Real Estate Expenses
Core	$41,104	$39,745	$1,359	3.4%
Non-core (1)	3,585	794	2,791	351.5%

Total Real Estate Expenses	$44,689	$40,539	$4,150	10.2%

Net Operating Income
Core	$98,163	$98,181	$(18)	0.0%
Non-core (1)	11,152	2,835	8,317	293.4%

Total Net Operating Income	$109,315	$101,016	$8,299	8.2%

Reconciliation to Net Income
NOI	$109,315	$101,016
Other revenue	414	680
Interest expense	(30,040)	(27,849)
Depreciation and amortization	(33,622)	(27,325)
General and administrative expenses	(5,275)	(4,571)
Income from discontinued operations	4,095	6,047
Gain on disposal	—	3,838

Net income	$44,887	$51,836

Economic Occupancy	2003	2002
Core	90.3%	91.4%
Non-core (1)	94.0%	92.2%

Total	90.6%	91.4%

(1)	Non-core properties include:

2003 acquisitions—1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III, 718 Jefferson Street and Fullerton Industrial.

2002 acquisitions—The Atrium Building, 1620 Wilson Boulevard and Centre at Hagerstown.

NOI was $8.3 million (8.2%) greater than in 2002 due largely to our acquisitions of five Office buildings, three Retail properties and one Industrial property in 2002 and 2003, which added 1,072,000 square feet of net rentable space. These acquired properties contributed $11.2 million in NOI in 2003 (10.2% of total NOI). 718 Jefferson Street and 1620 Wilson Boulevard were acquired in connection with our development projects at South Washington Street and Rosslyn Towers, respectively. Rental operations at 1620 Wilson Boulevard ceased in the third quarter of 2003 as this property was incorporated into the Rosslyn Towers development project.

Core properties NOI was flat due to a $1.3 million increase in revenues offset by a $1.4 million increase in real estate expenses. The revenue increase was driven by higher revenue in the Office and Retail sectors due to higher minimum base rent and tenant recoveries offset partially by higher bad debt expense. The increase in core expenses was driven by .the Multifamily and Retail sectors, which contributed $0.7 million and $0.4 million, respectively, to the increase as a result of higher utilities, property administrative costs, common area maintenance and operating services and supplies. Overall economic occupancy declined from 91.4% in 2002 to 90.6% in 2003. Core economic occupancy declined from 91.4% in 2002 to 90.3% in 2003. The decreases in both core and overall economic occupancy were due to lower occupancy rates in the Industrial and Multifamily sectors. During 2003, the retention rate on our commercial properties (Office, Retail and Industrial sectors) was 74.8% compared to 53.6% in 2002 and our historical average of 66%.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$68,828	$67,088	$1,740	2.6%
Non-core (1)	8,510	853	7,657	897.7%

Total Real Estate Rental Revenue	$77,338	$67,941	$9,397	13.8%

Real Estate Expenses
Core	$20,693	$20,499	$194	0.9%
Non-core (1)	2,126	249	1,877	753.8%

Total Real Estate Expenses	$22,819	$20,748	$2,071	10.0%

Net Operating Income
Core	$48,135	$46,589	$1,546	3.3%
Non-core (1)	6,384	604	5,780	957.0%

Total Net Operating Income	$54,519	$47,193	$7,326	15.5%

Reconciliation to Net Income
NOI	$54,519	$47,193
Interest expense	(2,083)	(1,621)
Depreciation and amortization	(18,125)	(13,991)
Income from discontinued operations	4,095	6,133

Net Income	$38,406	$37,714

Economic Occupancy	2003	2002
Core	89.3%	88.9%
Non-core (1)	92.5%	82.6%

Total	89.7%	88.8%

(1)	Non-core properties include:

2003 acquisitions—1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III

2002 acquisitions—The Atrium Building

Office NOI was $7.3 million (15.5%) higher than in 2002 due primarily to WRIT’s acquisition of the Atrium Building in July 2002, 1776 G Street in August 2003 and Prosperity Medical Center in October 2003. The properties acquired in 2003 contributed $4.4 million to NOI, while NOI for the Atrium Building increased $1.3 million in 2003 over the initial acquisition year of 2002.

Core Office properties experienced a $1.5 million (3.3%) increase in NOI due to a $1.7 million increase in revenues, while core real estate expenses increased $0.2 million. The revenue improvement was driven by $1.9 million in additional minimum base rent due to a 2.6% increase in rental rates driven by Northrop Grumman’s lease renewal on 57,200 square feet at 1700 Research Boulevard for a higher rate, and new leases executed on 40,800 square feet at One Central Plaza and on 21,500 square feet at 6110 Executive Boulevard for higher rental rates. The increase in minimum base rent was partially offset by higher bad debt expense.

Overall occupancy for the Office sector increased to 89.7% from 88.8%. Core occupancy increased to 89.3% from 88.9%. The lease-up of 116,000 square feet of vacant space at 7900 Westpark Drive in March 2003 and an additional 13,500 square feet in December 2003 to Sunrise Senior Living, Inc. favorably impacted Office occupancy, offsetting vacancies at 6110 Executive Boulevard, Maryland Trade Center II, 1700 Research Boulevard and 1600 Wilson Boulevard. The increase in non-core occupancy from 82.6% to 92.5% was driven by combined occupancy of 92.6% among the properties acquired in 2003.

During 2003, the retention rate on our Office properties was 67.9% compared to 54.0% in 2002, excluding properties sold or classified as held for sale. During 2003, we executed new leases for 865,000 square feet of Office space at an average rent increase of 10%. Excluding properties sold or classified as held for sale, we executed new leases for 768,000 square feet of Office space at an average rent increase of 12%.

Retail Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$21,479	$21,053	$426	2.0%
Non-core (1)	4,995	2,776	2,219	79.9%

Total Real Estate Rental Revenue	$26,474	$23,829	$2,645	11.1%

Real Estate Expenses
Core	$4,744	$4,321	$423	9.8%
Non-core (1)	1,177	545	632	116.0%

Total Real Estate Expenses	$5,921	$4,866	$1,055	21.7%

Net Operating Income
Core	$16,735	$16,732	$3	0.0%
Non-core (1)	3,818	2,231	1,587	71.1%

Total Net Operating Income	$20,553	$18,963	$1,590	8.4%

Reconciliation to Net Income
NOI	$20,553	$18,963
Interest expense	—	(405)
Depreciation and amortization	(3,975)	(3,021)

Net Income	$16,578	$15,537

Economic Occupancy	2003	2002
Core	95.8%	94.6%
Non-core (1)	96.5%	96.2%

Total	96.0%	94.8%

(1)	Non-core properties include:

2003 acquisitions—718 Jefferson Street

2002 acquisitions—1620 Wilson Boulevard and Centre at Hagerstown

The Retail sector recognized NOI of $20.6 million in 2003, which was $1.6 million (8.4%) greater than in 2002 due to our acquisition of Centre at Hagerstown in June 2002. 718 Jefferson Street and 1620 Wilson Boulevard were acquired in connection with our development projects at South Washington Street and Rosslyn Towers, respectively. Rental operations at 1620 Wilson Boulevard ceased in the third quarter of 2003 as this property was incorporated into the Rosslyn Towers development project.

NOI for core properties was flat at $16.7 million due to a $0.4 million increase in both revenues and expenses. Core Retail revenues increased $0.4 million or 2.0%, due primarily to the average 3% increase in rental rates, combined with a 120 basis point gain in occupancy. Increases in rate and occupancy totaling $0.7 million were partially offset by decreased lease termination fee income and lower percentage rent. Core real estate expenses increased $0.4 million due primarily to higher common-area maintenance costs and real estate taxes.

Our Retail retention rate was 94% in both 2003 and 2002. During 2003, we executed new leases for 274,000 square feet of retail space at an average rent increase of 31%.

Multifamily Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$28,266	$28,530	$(264)	(0.9%)

Real Estate Expenses
Core/Total	10,860	10,148	712	7.0%

Net Operating Income

Core/Total	$17,406	$18,382	$(976)	(5.3%)

Reconciliation to Net Income
NOI	$17,406	$18,382
Interest expense	(4,284)	(4,300)
Depreciation and amortization	(4,550)	(4,128)

Net Income	$8,572	$9,954

Economic Occupancy	2003	2002
Core/Total	90.8%	93.7%

Multifamily revenues declined $0.3 million due primarily to the renovation of 46 units taken off-market at The Ashby at McLean in the second half of 2003. At December 31, 2003, 22 units were renovated and available for lease. The vacancy impact of these units was $0.6 million, or 64% of this sector’s $0.9 million decrease in economic occupancy in 2003 versus 2002. All but two of the Multifamily properties experienced occupancy reductions resulting in an almost 300 basis point decline in economic occupancy, while rental rates increased an average of 2%. Real estate expenses increased $0.7 million (7.0%) due primarily to increased marketing, heating and snow-removal costs in 2003 due to the marketing of new units at The Ashby at McLean and Walker House and the unusually harsh winter.

Industrial Sector

	Years Ended December 31,
	2003	2002	$ Change	% Change
Real Estate Rental Revenue
Core	$20,694	$21,255	$(561)	(2.6%)
Non-core (1)	1,232	—	1,232	100.0%

Total Real Estate Rental Revenue	$21,926	$21,255	$671	3.2%

Real Estate Expenses
Core	$4,807	$4,777	$30	0.6%
Non-core (1)	282	—	282	100.0%

Total Real Estate Expenses	$5,089	$4,777	$312	6.5%

Net Operating Income
Core	$15,887	$16,478	$(591)	(3.6%)
Non-core (1)	950	—	950	100.0%

Total Net Operating Income	$16,837	$16,478	$359	2.2%

Reconciliation to Net Income
NOI	$16,837	$16,478
Interest expense	(1,008)	(641)
Depreciation and amortization	(5,467)	(4,930)
Income from discontinued operations	—	(86)
Gain on disposal	—	3,838

Net Income	$10,362	$14,659

Economic Occupancy	2003	2002
Core	87.8%	93.7%
Non-core (1)	95.1%	n/a

Total	88.2%	93.7%

(1)	Non-core properties include Fullerton Industrial, acquired in 2003.

Industrial NOI was $0.4 million (2.2%) greater than in 2002 due to the acquisition of Fullerton Industrial in January 2003, which contributed $1.0 million in NOI.

Core properties experienced a $0.6 million (3.6%) decrease in NOI due to a $0.6 million decline in revenues, while real estate expenses remained relatively flat at $4.8 million. Core revenues declined $0.6 million due primarily to the decline in occupancy from 94% in 2002 to 88% in 2003 due to vacancies at Northern Virginia Industrial Park, Sullyfield and Ammendale II. The increased vacancy was offset partially by core rental rate increases totaling $0.8 million due to a 4% average increase in rental rates.

Our renewal rate on expiring Industrial leases was 71% in 2003 compared to 47% in 2002. During 2003, we executed new leases for 574,000 square feet of Industrial space at an average rent increase of 2%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are our real estate operations and our unsecured credit facilities, in addition to the capital markets. As of December 31, 2004, we had approximately $5.6 million in cash and cash equivalents and $18.0 million available for borrowing under our unsecured credit facilities. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to shareholders, to fund capital investments in our existing portfolio of operating assets, to fund new acquisitions, redevelopment and ground-up development activities and to fund operating and administrative expenses. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvement allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the current competitive leasing environment.

During 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $38.0 million to invest in our existing portfolio of operating assets, including approximately $13.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $28.0 million to invest in our development projects;

•	Approximately $100.0 million to fund our expected property acquisitions;

We expect to meet our capital requirements using cash generated by our real estate operations, borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public market, possible asset dispositions or funding acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general, greater Washington/Baltimore regional, or tenant economic downturns, unfavorable fluctuations in interest rates or our stock price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

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

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time, however the capital markets may not consistently be available on terms that are attractive.

In March and December 2003, respectively, we issued $60 million of 5.125% and $100 million of 5.25%, unsecured notes. Also in December 2003, we issued 2.2 million shares of common stock for net proceeds of approximately $63.0 million. During 2004, we issued no notes or equity securities.

In April 2004, we filed a shelf registration with the Securities and Exchange Commission (“SEC”), which allows us to offer from time to time common shares, warrants to purchase common shares and unsecured senior or subordinated debt securities up to an aggregate amount of approximately $503.0 million.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We would either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. At December 31, 2004, there were no derivative securities outstanding.

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2004, Standard & Poors had assigned its A- rating, and Moody’s Investor Service has assigned its Baa1 rating, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position, or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. Each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2004 is summarized as follows:

(in thousands)
Fixed rate mortgages	$173,429
Unsecured credit facilities	117,000
Senior unsecured notes	320,000

$610,429

The $173.4 million in fixed rate mortgages, which includes $4.0 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 6.6% at December 31, 2004 and had a weighted average maturity of 5.5 years.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $135.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $50.0 million unsecured credit facility expiring in July 2005. In March 2004, we borrowed $11.0 million under Credit Facility No. 1 to fund the acquisition of 8880 Gorman Road, an additional $8.6 million in August 2004 to fund the acquisition of Shady Grove Medical Village II, $7.8 million in October to fund the acquisition of 8301 Arlington Boulevard, $7.0 million in November to pay down a portion of the $55.0 million of 7.78% unsecured notes due, plus accrued interest, $28.0 million in November and December to fund the acquisition of Dulles Business Park, and $13.2 million to fund certain capital improvements to real estate. The $8.6 million borrowed to fund the Shady Grove Medical Village II acquisition was subsequently repaid in November. We borrowed $50.0 million in November 2004 under Credit Facility No. 2 to pay down the remaining portion of the $55.0 million 7.78% notes due. In February 2005 we repaid $31.0 million under Credit Facility No.2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity.

As of December 31, 2004, we were in compliance with our loan covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

(In thousands)	December 31, 2004 Note Principal
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
7.25% notes due 2028	50,000

$320,000

In March 2003, we issued $60.0 million of 5.125% unsecured notes. In August 2003, we repaid $50.0 million of 7.125% unsecured notes. No notes were issued in 2004. As noted above, we repaid $55.0 million of unsecured notes in November 2004 utilizing credit facility borrowings.

Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

We are in compliance with our unsecured notes covenants as of December 31, 2004.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2004, 2003 and 2002.

(In thousands)	2004	2003	2002
Common dividends	$64,836	$58,605	$54,352
Minority interest distributions	155	89	215

	$64,991	$58,694	$54,567

Dividends paid for 2004 as compared to 2003 increased as a direct result of a dividend rate increase from $1.47 per share in 2003 to $1.55 per share in 2004 and the issuance of 2.2 million shares in December 2003. Dividends paid in 2003 increased as compared to 2002 due to the dividend rate increase to $1.47 per share from $1.39 per share and the aforementioned share issuance.

Cash flows from operations is an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased from $76.4 million in 2003 to $79.7 million in 2004 due in part to acquisitions completed in 2003. If our cash flows from operations were to decline significantly, we may be unable to sustain our dividend payment at its current rate.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2004, we had a mixed-use residential and retail project with 224 apartment units and 5,900 square feet of retail space (Rosslyn Towers) and a mixed-use project with 75 residential units and 4,500 square feet of retail space (South Washington Street) under development. Our total investment in Rosslyn Towers is expected to be $56.1 million and in August 2004, we executed a construction contract worth approximately $44.0 million. As of December 31, 2004, we had invested $10.0 million in this project including land costs, and we expect to fund approximately $21.6 million of the total project costs during 2005. Our total investment in South Washington Street is expected to be $20.2 million. As of December 31, 2004, we had invested $2.5 million in this project, and we expect to fund approximately $6.4 million of the total project costs during 2005. We currently do not have an executed construction contract for South Washington Street.

In addition, we anticipate funding several redevelopment projects within our existing portfolio during 2005. As of December 31, 2004, we had redevelopment projects at The Ashby at McLean, Shoppes of Foxchase, Wayne Plaza, and Maryland Trade Center I & II. Our total investment in The Ashby at McLean is expected to be $7.3 million. As of December 31, 2004, we had invested $3.2 million in this project, and we expect to fund approximately $2.7 million of the total project costs during 2005. Our total investment in Shoppes of Foxchase is expected to be $4.3 million. As of December 31, 2004, we had invested $0.1 million in this project, and we expect to fund approximately $1.5 million of the total project costs during 2005. Our total investment in Wayne Plaza is expected to be $2.0 million. As of December 31, 2004, we had invested $0.1 million in this project, and we expect to fund approximately $1.8 million of the total project costs during 2005. Our total investment in Maryland Trade Center I & II is expected to be $1.8 million. As of December 31, 2004, we had invested $0.1 million in this project, and we expect to fund approximately $1.7 million of the total project costs during 2005. In addition, we anticipate funding $0.9 million for smaller redevelopment projects within our existing portfolio during 2005. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital:

	Payments due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$845,170	$108,390	$270,140	$88,090	$378,550
Purchase obligations (2)	7,066	931	1,637	1,166	3,332
Estimated development commitments (3)	48,668	24,293	24,375	—	—
Tenant-related capital (4)	1,001	1,001	—	—	—
Building capital (5)	10,367	10,367	—	—	—
Operating leases	28	17	11	—	—

(1)	See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2015 and natural gas purchase agreements with terms through 2005.

(3)	Committed development obligations based on contracts in place as of December 31, 2004.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2004.

(5)	Committed building capital additions based on contracts in place as of December 31, 2004.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $9.0 million in 2005. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue at this level into 2006.

Historical Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Cash provided by operating activities	$79.7	$76.4	$70.3	$3.3	$6.1
Cash used in investing activities	$(80.4)	$(147.5)	$(77.5)	$67.1	$(70.0)
Cash provided by (used in) financing activities	$0.8	$63.6	$(6.2)	$(62.8)	$69.8

Operations generated $79.7 million of net cash in 2004 compared to $76.4 million in 2003 and $70.3 million in 2002. The increase in cash flow in both 2003 and 2004 was due primarily to the additional income from assets acquired in 2003. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $80.4 million in 2004, $147.5 million in 2003 and $77.5 million in 2002. The change in cash flows used in investing activities in 2004 was due primarily to real estate acquisitions net of assumed debt of $55.1 million, $64.9 million lower than acquisitions completed in 2003, and $8.1 million in proceeds from the disposition of 8230 Boone Boulevard, partially offset by an increase in capital improvement expenditures of $5.9 million due largely to the common area renovation project at Munson Hill Towers and increased spending on the redevelopment project at Westminster Shopping Center. The change in cash flows used in investing activities in 2003 was due primarily to $120.0 million in real estate acquisitions net of assumed debt, $61.9 million higher than acquisitions in 2002, and increased capital improvement expenditures.

Our financing activities provided net cash of $0.8 million in 2004, $63.6 million in 2003 and used net cash of $6.2 million in 2002. The decrease in net cash provided by financing activities in 2004 was due primarily to the fact that we drew on our credit facilities to fund acquisitions and development spending and to pay down $55.0 million in unsecured debt that matured in November, and we increased our dividend rate. We issued no unsecured debt or equity in 2004. The increase in net cash provided by financing activities in 2003 from 2002 was due primarily to proceeds raised in common share equity and unsecured debt offerings. The funds were used to pay off short-term borrowings and refinance notes payable with a maturity in 2003.

CAPITAL IMPROVEMENTS

Capital improvements of $33.2 million were completed in 2004, including tenant improvements. Capital improvements to our properties in 2003 and 2002 were $27.4 million and $25.1 million, respectively.

Our capital improvement costs for the three years ending December 31, 2004 were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Accretive capital improvements:
Acquisition related	$212	$612	$1,360
Expansions and major renovations/development	14,525	10,725	11,629
Tenant improvements	9,432	9,506	4,010

Total accretive capital improvements	24,169	20,843	16,999
Other:	9,068	6,548	8,068

Total	$33,237	$27,391	$25,067

Accretive Capital Improvements

Acquisition Related—These are capital improvements to properties acquired during the current and preceding two years which were anticipated at the time we acquired the properties. These types of improvements were made in 2004 to Prosperity Medical Center I, Prosperity Medical Center III and Fullerton Industrial Center; in 2003, to The Atrium Building, Fullerton Industrial Center and Centre at Hagerstown; and in 2002, to One Central Plaza, Sullyfield Commerce Center and Courthouse Square.

Expansions and Major Renovations/Re-development—Expansions increase the rentable area of a property. Major renovations/re-development are improvements sufficient to increase the income otherwise achievable at a property. 2004 expansions and major renovations included the redevelopment of the Westminster Shopping Center, a common area renovation at the Munson Hill Apartment building, the completion of a 51-unit apartment renovation at The Ashby at McLean and the completion of the lobby renovation at One Central Plaza. 2003 expansions and major renovations included the lobby renovation at One Central Plaza, the renovation at The Ashby at McLean, continuation of the façade renovation at 1901 Pennsylvania Avenue, the addition of 16 apartment units at Walker House and a change to the entrance design at Country Club Towers. 2002 expansions and major renovations included costs incurred for a lobby renovation at 51 Monroe Street, the façade renovation at 1901 Pennsylvania Avenue and a façade renovation and roof replacement at Westminster Shopping Center.

In February 2001, we acquired an apartment building at 1611 North Clarendon Boulevard adjacent to our 1600 Wilson Boulevard office property with the intent of developing a high-rise apartment building on that site utilizing the available density rights from both properties. We subsequently acquired the retail property 1620 Wilson Boulevard in 2002, also adjacent, as part of this planned development. This effort to develop a mixed-use space with 224 multifamily units and 5,900 square feet of retail space is referred to as Rosslyn Towers, with expected completion in late 2006. Development costs in each of the years presented include costs associated with the development of Rosslyn Towers. In May 2003, we acquired 718 E. Jefferson Street to complete our ownership of the entire block of 800 S. Washington Street, with the intent of developing a mixed-use property with 75 apartment units and 4,500 square feet of retail space. Completion of South Washington Street is expected in late 2006. Development costs in each of the years presented include costs associated with the development of this project.

Tenant Improvements—Tenant Improvements are costs, such as space build-out, associated with commercial lease transactions.

Our average Tenant Improvement Costs per square foot of space leased were as follows during the three years ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
Office Buildings*	$7.24	$11.40	$4.89
Retail Centers	$0.90	$0.81	$1.76
Industrial/Flex Properties	$1.01	$1.91	$0.50

*	Excludes properties sold or classified as held for sale.

The $11.40 in average tenant improvement costs per square foot of space leased for Office buildings in 2003 was primarily due to a lease executed at 7900 Westpark in 2003, allowing for $4.6 million in tenant improvements for a large tenant. The Retail and Industrial tenant improvement costs are substantially lower than Office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in Office. Excluding properties sold or classified as held for sale, approximately 52% of our Office tenants renewed their leases with us in 2004, compared to 68% in 2003 and 54% in 2002. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be re-incurred to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.7 million in 2004 and averaged $859 per apartment for the 38% of apartments turned over relative to our total portfolio of apartment units. In addition, during 2004, we incurred repair and maintenance expenses of $6.7 million that were not capitalized, to maintain the quality of our buildings.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include the following statements with respect to the greater Washington real estate markets: (a) job growth in 2004 is a positive sign for continued economic growth in the region; (b) continued spending by the Federal Government, government contracting firms and professional services firms is expected to further drive regional economic growth; (c) increased office leasing activity is expected to have a positive impact on the industrial and multifamily markets; (d) retail leasing space may be positively affected by the Metro area’s overall population growth and high levels of discretionary income; (e) office sector rents are expected to remain flat in the District of Columbia and will begin to stabilize in suburban Maryland submarkets and Northern Virginia; (f) the overall office sector vacancy rate is projected to decline over the next two years; (g) multifamily sector rents are expected to rise over the next 12 months with modest concessions; (h) the Washington Metro area market continues to be a strong retail market; and (i) industrial sector rents are projected to increase in 2005, as vacancy rates improve. Such forward looking statements also include the following statements with respect to WRIT: (a) our intention to invest in properties that we believe will increase in income and value; (b) our belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; and (c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward looking statements also include other statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington/Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; (p) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (q) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2004		2003		2002
Earnings to fixed charges	2.14	x	2.34	x	2.50	x
Debt service coverage	3.29	x	3.53	x	3.64	x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, plus interest costs capitalized.

We computed the debt service coverage ratio by dividing EBITDA (which is earnings before interest income and expense, depreciation, amortization and gain on sale of real estate) by interest expense and principal amortization.

Funds From Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented:

(In thousands)	2004	2003	2002
Net income	$45,564	$44,887	$51,836
Adjustments
Depreciation and amortization	39,441	33,622	27,325
Gain on property disposed	(1,029)	—	(3,838)
Discontinued operations depreciation and amortization	1,652	2,133	1,886

FFO as defined by NAREIT	$85,628	$80,642	$77,209

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk. Our exposure to interest rate risk relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate lines of credit. We primarily enter into debt obligations to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. In the past we have used interest rate hedge agreements to hedge against rising interest rates in anticipation of imminent refinancing or new debt issuance.

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2004.

(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	—	$50,000	—	$60,000	—	$210,000	$320,000	$335,353
Interest payments	$19,619	$19,619	$15,994	$13,972	$11,950	$101,450	$182,604
Interest rate on debt maturities	—	5.77%	—	6.74%		5.79%	6.23%

Unsecured variable rate debt
Principal	$50,000	—	$67,000	—	—	—	$117,000	$117,000
Variable interest rate on debt maturities (a)	3.19%	—	2.99%	—		—	3.07%
Mortgages
Principal amortization (30 year schedule)	$28,352	$8,231	$9,528	$1,763	$51,863	$73,692	$173,429	$179,585
Interest payments	$10,241	$8,543	$7,736	$7,563	$6,570	$11,115	$51,768
Weighted average interest rate on principal amortization	7.58%	5.77%	6.51%	5.13%	7.07%	5.19%	6.24%

(a)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 53 to 81 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2005 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	599,000	$23.26	1,313,000
Equity compensation plans not approved by security holders	68,000	25.50	66,000	*

Total	667,000	$23.49	1,379,000

*	We maintain a Share Grant Plan for officers and trustees. The aggregate number of shares which can be made the subject of awards under this Share Grant Plan, together with the aggregate number of shares issued either directly or in connection with the exercise of a stock option under any other plan maintained by the Trust, may not exceed three percent (3%) of the number of then-outstanding shares in any one calendar year and may not exceed, in the aggregate, during any five (5) year period, ten percent (10%) of the number of then-outstanding shares. As of December 31, 2004, 225,151 shares have been granted under this plan. We maintain a stock option plan for trustees which provides for the annual granting of 2,000 non-qualified stock options to trustees. 84,000 options had been granted as of December 31, 2004 under this plan.

See Note 7 to the consolidated financial statements for a description of the Share Grant Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following documents are filed as part of this Report:

		Page
1.	Financial Statements
	Management’s Report on Internal Control Over Financial Reporting	53
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	54
	Report of Independent Registered Public Accounting Firm	55
	Consolidated Balance Sheets	56
	Consolidated Statements of Income	57
	Consolidated Statements of Changes in Shareholders’ Equity	58
	Consolidated Statements of Cash Flows	59
	Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules
	Schedule III—Consolidated Real Estate and Accumulated Depreciation	81

3.	Exhibits:

3.		Declaration of Trust and Bylaws
	(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.
	(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.
	(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.

4.		Instruments Defining Rights of Security Holders
	(a)	[Intentionally omitted] (1)
	(b)	Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and SunTrust Bank, as agent. (1)
	(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago. (2)
	(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996. (2)
	(e)	[Intentionally omitted]
	(f)	Form of 2006 Notes. (2)
	(g)	Form of MOPPRS Notes. (3)
	(h)	Form of 30 year Notes. (3)
	(i)	Remarketing Agreement. (3)
	(j)	Form of 2004 fixed-rate notes. (4)
	(k)	[Intentionally omitted]
	(l)	Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent (7)

	(m)	Amendment to amended and restated credit agreement dated July 25, 2002, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement). (7)
	(n)	Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003. (8)
	(o)	Form of 2013 Notes. (8)
	(p)	Officers’ Certificate Establishing Terms of the Notes, dated December 8, 2003. (9)
	(q)	Form of 2014 Notes. (9)
	(r)	[Intentionally omitted]
	(s)	Amended and Restated Credit Agreement, Dated as of July 21, 2004, among Washington Real Estate Investment Trust, as borrower and Bank One, NA, and Wells Fargo Bank, National Association, as lenders and Bank One, NA, as agent and Banc One Capital Markets, Inc., as lead arranger and sole book runner. (10)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.		Management Contracts, Plans and Arrangements
	(a)	Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr. (5)
	(b)	1991 Incentive Stock Option Plan, as amended. (5)
	(c)	Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. (5)
	(d)	Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K filed March 29, 1996.
	(e)	Share Grant Plan. (6)
	(f)	Share Option Plan for Trustees. (6)
	(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2000 Form 10-K filed March 19, 2001.
	(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2000 Form 10-K filed March 19, 2001.
	(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.
	(j)	Share Purchase Plan. (7)
	(k)	Supplemental Executive Retirement Plan. (7)
	(l)	Description of Washington Real Estate Investment Trust Short-term and Long-term Incentive Plan.
	(m)	Description of Washington Real Estate Investment Trust Revised Trustee Compensation Plan.

12.		Computation of Ratio of Earnings to Fixed Charges

21.		Subsidiaries of Registrant
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

In 2003, WRIT formed a subsidiary limited liability company, WRIT Prosperity Holdings, L.L.C., a Delaware limited liability company in which WRIT owns 100% of the membership interests.

In 2003, WRIT formed subsidiary limited liability companies WRIT 8501-8503, L.L.C. and WRIT 8505, L.L.C., both Delaware limited liability companies in which WRIT owns 100% of the membership interests.

In 2004, WRIT formed a subsidiary limited liability company, Shady Grove Medical Village II, L.L.C., a Delaware limited liability company in which WRIT owns 100% of the membership interests.

In 2004, WRIT formed subsidiary limited liability companies WRIT Dulles Holdings, L.L.C., WRIT Dulles I, L.L.C. and WRIT Dulles II, L.L.C., all Delaware limited liability companies in which WRIT owns 100% of the membership interests.

23.		Consents
	(a)	Consent of Independent Registered Public Accounting Firm

31.		Rule 13a-14(a)/15(d)-14(a) Certifications
	(a)	Certification—Chief Executive Officer
	(b)	Certification—Senior Vice President—Accounting and Administration
	(c)	Certification—Chief Financial Officer

32.		Section 1350 Certifications
	(a)	Written Statement of Chief Executive Officer and Financial Officers

(1)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-K filed March 24, 2000.

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed December 11, 2003.

(10)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed August 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 14, 2005

	By:	/s/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Trustee	March 14, 2005

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	March 14, 2005

/s/ CLIFFORD M. KENDALL Clifford M. Kendall	Trustee	March 14, 2005

/s/ JOHN P. MCDANIEL John P. McDaniel	Trustee	March 14, 2005

/s/ CHARLES T. NASON Charles T. Nason	Trustee	March 14, 2005

/s/ DAVID M. OSNOS David M. Osnos	Trustee	March 14, 2005

/s/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	March 14, 2005

/s/ LAURA M. FRANKLIN Laura M. Franklin	Senior Vice President Accounting and Administration and Corporate Secretary	March 14, 2005

/s/ SARA L. GROOTWASSINK Sara L. Grootwassink	Chief Financial Officer	March 14, 2005

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Washington Real Estate Investment Trust (the “Trust”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Trust’s internal control system over financial reporting is a process designed under the supervision of the Trust’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Trust’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Washington Real Estate Investment Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Washington Real Estate Investment Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2005

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(IN THOUSANDS)

	2004	2003
Assets
Land	$210,647	$199,808
Buildings and improvements	906,228	799,932

Total real estate, at cost	1,116,875	999,740
Accumulated depreciation	(201,758)	(166,095)

Total investment in real estate, net	915,117	833,645
Investment in real estate held for sale, net	34,158	41,582
Cash and cash equivalents	5,562	5,467
Restricted cash	388	19
Rents and other receivables, net of allowance for doubtful accounts of $2,605 and $2,486, respectively	21,423	17,956
Prepaid expenses and other assets	35,066	28,686
Other assets related to properties held for sale	679	734

Total assets	$1,012,393	$928,089

Liabilities
Accounts payable and other liabilities	$22,586	$18,922
Advance rents	5,108	4,903
Tenant security deposits	5,784	5,562
Other liabilities related to properties held for sale	848	1,171
Mortgage notes payable	173,429	142,182
Lines of credit/short-term note payable	117,000	—
Notes payable	320,000	375,000

Total liabilities	644,755	547,740

Minority interest	1,629	1,601

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 42,000 and 41,607 shares issued and outstanding, respectively	420	416
Additional paid in capital	405,029	396,462
Distributions in excess of net income	(35,544)	(16,272)
Less: Deferred compensation on restricted shares	(3,896)	(1,858)

Total shareholders’ equity	366,009	378,748

Total liabilities and shareholders’ equity	$1,012,393	$928,089

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2004	2003	2002
Revenue
Real estate rental revenue	$172,067	$154,004	$141,555
Other	327	414	680

	172,394	154,418	142,235

Expenses
Utilities	9,375	7,677	7,172
Real estate taxes	14,096	11,918	10,452
Repairs and maintenance	6,670	5,849	5,469
Property administration	4,974	4,230	3,886
Property management	5,167	4,699	4,315
Operating services and supplies	6,397	5,575	5,175
Common area maintenance	2,437	2,579	2,152
Other real estate expenses	2,278	2,162	1,918
Interest expense	34,500	30,040	27,849
Depreciation and amortization	39,441	33,622	27,325
General and administrative expenses	6,194	5,275	4,571

	131,529	113,626	100,284

Income from continuing operations	40,865	40,792	41,951

Discontinued operations:
Income from operations of properties sold or held for sale	3,670	4,095	6,047
Gain on disposal	1,029	—	3,838

Net Income	$45,564	$44,887	$51,836

Basic net income per share
Continuing operations	$0.98	$1.04	$1.07
Discontinued operations including gain on disposal	0.11	0.10	0.26

Net income	$1.09	$1.14	$1.33

Diluted net income per share
Continuing operations	$0.98	$1.03	$1.07
Discontinued operations including gain on disposal	0.11	0.10	0.25

Net income	$1.09	$1.13	$1.32

Weighted average shares outstanding—basic	41,642	39,399	39,061

Weighted average shares outstanding—diluted	41,863	39,600	39,281

Dividends paid per share	$1.55	$1.47	$1.39

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Deferred Compensation	Additional Paid in Capital	Distributions in excess of Net Income	Shareholders’ Equity
Balance, December 31, 2001	38,829	$388	$—	$323,257	$(38)	$323,607
Net income	—	—	—	—	51,836	51,836
Dividends	—	—	—	—	(54,352)	(54,352)
Share options exercised	326	3	—	5,197	—	5,200
Share grants, net of share grant amortization	13	1	(458)	343	—	(114)

Balance, December 31, 2002	39,168	392	(458)	328,797	(2,554)	326,177
Net income	—	—	—	—	44,887	44,887
Dividends	—	—	—	—	(58,605)	(58,605)
Share offering	2,201	22	—	62,802	—	62,824
Share options exercised	181	2	—	3,236	—	3,238
Share grants, net of share grant amortization	57	—	(1,400)	1,627	—	227

Balance, December 31, 2003	41,607	416	(1,858)	396,462	(16,272)	378,748
Net income	—	—	—	—	45,564	45,564
Dividends	—	—	—	—	(64,836)	(64,836)
Share options exercised	302	3	—	5,662	—	5,665
Share grants, net of share grant amortization	91	1	(2,038)	2,905	—	868

Balance, December 31, 2004	42,000	$420	$(3,896)	$405,029	$(35,544)	$366,009

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	2004	2003	2002
Cash flows from operating activities
Net income	$45,564	$44,887	$51,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(1,029)	—	(3,838)
Depreciation and amortization	41,093	35,755	29,212
Provision for losses on accounts receivable	964	1,835	1,335
Amortization of share grants	868	227	(325)
Changes in other assets	(9,618)	(8,065)	(10,041)
Changes in other liabilities	1,867	1,723	2,150

Net cash provided by operating activities	79,709	76,362	70,329

Cash flows from investing activities
Real estate acquisitions, net*	(55,135)	(120,000)	(58,075)
Capital improvements to real estate	(33,237)	(27,391)	(25,067)
Non-real estate capital improvements	(101)	(132)	(188)
Net cash received for sale of real estate	8,071	—	5,813

Net cash used in investing activities	(80,402)	(147,523)	(77,517)

Cash flows from financing activities
Net proceeds from share offering	—	62,824	—
Line of credit/short-term note payable net (repayments)/borrowings	117,000	(50,750)	50,750
Notes payable repayments	(55,000)	(50,000)	—
Dividends paid	(64,836)	(58,605)	(54,352)
Principal payments—mortgage notes payable	(2,041)	(1,333)	(7,775)
Net proceeds from debt offering	—	158,178	—
Net proceeds from exercise of share options	5,665	3,238	5,200

Net cash (used in) provided by financing activities	788	63,552	(6,177)

Net (decrease) increase in cash and cash equivalents	95	(7,609)	(13,365)
Cash and cash equivalents at beginning of year	5,467	13,076	26,441

Cash and cash equivalents at end of year	$5,562	$5,467	$13,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,157	$28,889	$26,903

*	Supplemental discussion of non-cash investing and financing activities:

On August 12, 2004, we purchased Shady Grove Medical Village II for $18.5 million. We assumed a mortgage in the amount of $10.1 million, fair valued at $11.2 million, and paid the balance in cash utilizing a borrowing under Credit Facility No. 1. On December 22, 2004, we purchased Dulles Business Park for $46.0 million. We assumed two mortgages in the total amount of $19.5 million, fair valued at $22.0 million, and borrowed $28.0 million under Credit Facility No. 1 to fund the acquisition. The $29.6 million of total assumed mortgages is not included in the $55.1 million shown as 2004 acquisitions, as the assumption of these mortgages was a non-cash acquisition cost.

On January 24, 2003, we purchased Fullerton Industrial Center for $10.6 million. We assumed a mortgage in the amount of $6.6 million, fair valued at $6.8 million, and paid the balance in cash. On October 9, 2003, we purchased Prosperity Medical Center for $78.0 million. We assumed two mortgages in the total amount of $49.8 million (fair valued at $49.8 million), borrowed $27.0 million under Credit Facility No. 3 and paid the balance in cash. The $120.0 million shown as 2003 real estate acquisitions does not include the $56.4 million in total assumed mortgages for Fullerton Industrial and Prosperity Medical Center, as the assumption of these mortgages was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

Federal Income Taxes

We qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2004, 2003 and 2002 ordinary taxable income to our shareholders. The gain on the property sold during 2004 was paid out to the shareholders. The gain on the property sold in 2002 was reinvested in replacement properties, therefore no capital gain was distributed to shareholders during this period. No provision for income taxes was necessary in 2004, 2003 or 2002.

The following is a breakdown of the taxable percentage of our dividends for 2004, 2003 and 2002, respectively:

	Ordinary Income	Return of Capital	Unrecap. Section 1250 Gain	Capital Gain
2004	86%	10%	2%	2%
2003	97%	3%	0%	0%
2002	100%	0%	0%	0%

2.	Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation addresses the consolidation of variable interest entities (“VIE”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. For entities identified as VIE, FIN46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of this statement and of the revised interpretation did not have any impact on our financial condition or results of operations, as we do not have any variable interest entities as defined in FIN46R.

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

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB25), “Accounting for Stock Issued to Employees.” Statement 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB25, which was permitted under SFAS No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method of adoption. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

Revenue Recognition

Residential properties (our Multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our Office, Retail and Industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $154,800, $167,400 and $157,600 for the years ended December 31, 2004, 2003 and 2002 respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. The amortization is included in interest expense in the accompanying statements of income.

The amortization of debt costs included in interest expense totaled $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2004, 2003 and 2002 was $34.6 million, $29.7 million and $25.2 million, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $703,400, $247,600 and $120,800, for the years ended December 31, 2004, 2003 and 2002, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2004.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as

“Tenant Origination Cost”); (2) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. Amortization of these components combined was $2.1 million, $0.9 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2004 and 2003 are as follows (in millions):

	December 31, 2004	December 31, 2003
Tenant Origination Costs	$6.3	$5.0
Leasing Commissions	$4.1	$3.6
Net Lease Intangible Assets	$4.8	$2.6
Net Lease Intangible Liabilities	$3.4	$3.2

No value had been assigned to Customer Relationship Value at December 31, 2004 or December 31, 2003.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ (SFAS 144). These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash consists of escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees.

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

Stock options were issued in each of 2004, 2003 and 2002 to trustees under the Stock Option Plans, and in 2003 and 2002 to non-officer key employees. Stock options were last issued to officers in 2002. The options vest over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vest immediately upon the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost. Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts:

	For the Years Ended December 31,
	2004	2003	2002
Pro-forma Information
Net income, as reported	$45,564	$44,887	$51,836
Add: Stock-based employee compensation expense included in reported net income	869	226	(325)
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,218)	(935)	(522)

Pro-forma net income	$45,215	$44,178	$50,989

Earnings per share:
Basic—as reported	$1.09	$1.14	$1.33
Basic—pro-forma	$1.09	$1.12	$1.31

Diluted—as reported	$1.09	$1.13	$1.32
Diluted—pro-forma	$1.08	$1.12	$1.30

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Real Estate Investments:

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows:

	December 31,
	2004	2003
	(In thousands)
Office buildings	$628,200	$588,976
Retail centers	145,757	142,215
Multifamily	131,618	118,402
Industrial/Flex properties	211,300	150,147

	$1,116,875	$999,740

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2—Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Our total investment in properties classified as held for sale is as follows:

	December 31,
	2004	2003
	(In thousands)
Office buildings	$45,573	$53,126

Total	45,573	53,126
Less accumulated depreciation	(11,415)	(11,544)

	$34,158	$41,582

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

As of December 31, 2004 no single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties we acquired during the years ending December 31, 2004, 2003 and 2002 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
March 10, 2004	8880 Gorman Road	Industrial	141,000	$11,500
August 12, 2004	Shady Grove Medical Village II	Office	66,000	18,500
October 12, 2004	8301 Arlington Boulevard	Office	50,000	8,000
December 22, 2004	Dulles Business Park	Industrial	265,000	46,000

		Total 2004	522,000	$84,000

January 24, 2003	Fullerton Industrial Center	Industrial	137,000	$10,550
May 29, 2003	718 Jefferson Street	Retail	5,000	1,120
August 7, 2003	1776 G Street	Office	262,000	84,750
October 9, 2003	Prosperity Medical Center I	Office	92,000	27,990
October 9, 2003	Prosperity Medical Center II	Office	88,000	27,010
October 9, 2003	Prosperity Medical Center III	Office	75,000	23,000

		Total 2003	659,000	$174,420

January 25, 2002	1620 Wilson Boulevard	Retail	5,000	$2,250
June 21, 2002	Centre at Hagerstown	Retail	327,000	41,700
July 23, 2002	The Atrium Building	Office	81,000	14,231

		Total 2002	413,000	$58,181

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values in accordance with SFAS No. 141, “Business Combinations.” The results of operations of the acquired properties are included in the income statement as of their respective acquisition date.

The fair value of in-place leases recorded as a result of the above acquisitions follows (in millions):

	Acquisitions
	2004	2003	2002
Tenant origination costs	$2.8	$4.7	$0.8
Leasing commissions	$1.3	$2.6	$1.3
Net lease intangible assets	$2.9	$0.8	$1.9
Net least intangible liabilities	$0.8	$3.0	$0.3

The weighted average life in months for the components above ranged from 62 months to 102 months for 2004 acquisitions and from 68 months to 91 months for 2003 acquisitions.

The difference in total 2004 contract purchase price of properties acquired per the above chart of $84.0 million and the acquisition cost per the Statement of Cash Flows of $55.1 million is the $29.6 million in mortgages assumed on the acquisitions of Shady Grove Medical Village II and Dulles Business Park, net of closing costs.

The difference in total 2003 contract purchase price of properties acquired per the above chart of $174.4 million and the acquisition cost per the Statement of Cash Flows of $120.0 million is the $56.4 million in mortgages assumed on the acquisitions of Fullerton Industrial Center and Prosperity Medical Center, net of closing costs.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2004 and 2003 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2004 and December 31, 2003.

	Fiscal Year Ended December 31,
	2004	2003
	(in thousands, except per share data, unaudited)
Real estate revenues	$178,877	$174,564
Income from continuing operations	$41,128	$41,809
Net income	$45,827	$45,904
Diluted earnings per share	$1.10	$1.16

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

Properties we sold during the three years ending December 31, 2004 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Sale Price (In thousands)
November 15, 2004	8230 Boone Boulevard	Office	58,000	$10,000

February 28, 2002	1501 South Capitol Street	Industrial	145,000	$6,200

On November 15, 2004, we sold 8230 Boone Boulevard for a sale price of $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which matures in November 2005. We recognized a gain on disposal of $1.0 million and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” SFAS 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. The deferred gain will be recognized as we receive payments on the note, which is payable in full upon maturity, or sooner as the buyer closes on the sale of converted office condominium units.

On February 28, 2002 we sold 1501 South Capitol Street for $6.2 million and recognized a gain on disposal of $3.8 million for the year ended December 31, 2002.

We distributed the gain from the 2004 disposition of 8230 Boone Boulevard to the shareholders. Proceeds from the 2002 sale of 1501 South Capitol Street were reinvested on a tax-free basis in acquired properties.

Also in November 2004 we concluded that 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza III met the criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) necessary to classify these properties as held for sale. Senior management had committed to and actively embarked upon a plan to sell the assets and the sale was expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan would be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continued to be recognized until the date of sale. Under SFAS No. 144 revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the Statements of Income. These properties, totaling approximately 410,000 square feet, were sold on February 1, 2005 for a sale price of $67.5 million.

Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$8,472	$9,401	$11,374
Property expenses	(3,150)	(3,173)	(3,440)
Depreciation and amortization	(1,652)	(2,133)	(1,887)

	$3,670	$4,095	$6,047

Operating income by property is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2004	2003	2002
1501 South Capitol Street	Industrial	$—	$—	$(86)
8230 Boone Boulevard	Office	204	144	406
7700 Leesburg	Office	903	1,245	1,776
Tycon Plaza II	Office	1,340	1,652	2,027
Tycon Plaza III	Office	1,223	1,054	1,924

		$3,670	$4,095	$6,047

4.	Mortgage Notes Payable:

	December 31,
	2004	2003
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69% per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$18,658	$19,245

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88% per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,677	7,910

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,487	8,776

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,491	6,670

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,911	49,581

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	11,149	—

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	22,056	—

	$173,429	$142,182

Total carrying amount of the above mortgaged properties was $282.0 million and $218.3 million at December 31, 2004 and 2003, respectively.

Scheduled principal payments during the five years subsequent to December 31, 2004 and thereafter are as follows:

(In thousands)
2005	$28,352
2006	8,231
2007	9,528
2008	1,763
2009	51,863
Thereafter	73,692

$173,429

5.	Unsecured Lines of Credit Payable and Short-term Note Payable:

As of December 31, 2004, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No. 1”) and a $50.0 million line of credit maturing in July 2005 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $67.0 million outstanding as of December 31, 2004 related to Credit Facility No. 1, with $18.0 million unused and available for subsequent acquisitions or capital improvements. Of the $67.0 million outstanding, $11.0 million was borrowed in March 2004 to fund the acquisition of 8880 Gorman Road, $7.8 million was borrowed in October 2004 to fund the acquisition of 8301 Arlington Boulevard, $7.0 million was borrowed in November 2004 as partial funding to pay down principal ($5.0 million) and interest ($2.0 million) on $55.0 million of 7.78% unsecured notes due that month, $28.0 million was borrowed in November and December 2004 to fund the acquisition of Dulles Business Park, and $13.2 million was borrowed to fund certain capital improvements to real estate. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2004, 2003 and 2002, we recognized interest expense (excluding unused commitment fees) of $455,000, $251,000 and $220,000, respectively, on Credit Facility No. 1, representing an average interest rate of 2.36%, 1.90% and 2.38% per annum, respectively.

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. For the years ended December 31, 2004, 2003 and 2002, we incurred unused commitment fees of $29,500, $40,200 and $18,800, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. The new Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. For the year ended December 31, 2004, we incurred facility fees of $41,200.

Credit Facility No. 2

We had $50.0 million outstanding as of December 31, 2004 related to Credit Facility No. 2 with $0 unused and available for subsequent acquisitions or capital improvements. Advances under this agreement bear interest at LIBOR plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread.

All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2004, 2003 and 2002, we recognized interest expense (excluding unused commitment fees) of $192,000, $442,000 and $422,000, respectively, on credit Facility No. 2, representing an average interest rate of 2.93%, 1.91% and 2.53% per annum, respectively.

Credit Facility No. 2 requires us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. For the years ended December 31, 2004, 2003 and 2002, we incurred $89,000, $54,000 and $68,000, respectively in unused commitment fees on this facility.

In February 2005, we paid down $31.0 million outstanding under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III.

Credit Facility No. 3

On August 7, 2003, we executed a $60.0 million unsecured term note, the proceeds of which were utilized as partial payment for the acquisition of 1776 G Street. With the acquisition of Prosperity Medical Center on October 9, 2003, we increased this facility to $90.0 million and drew $27.0 million on the extension to fund a portion of the purchase price. We subsequently repaid these borrowings using proceeds from the issuance of $100.0 million of 5.25% unsecured notes in December 2003. We had $0 outstanding during the year ended December 31, 2004 and $0 outstanding at December 31, 2003, related to Credit Facility No. 3. For the year ended December 31, 2003 we recognized interest expense of $457,000 on Credit Facility No. 3, representing an average interest rate of 1.82% per annum.

Borrowings under this facility bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable every 14 days. Any outstanding advances under this facility were due and payable in February 2004, upon which date the short-term financing expired and was not renewed.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2004. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases we undertake that are over an agreed upon amount.

Information related to revolving credit facilities is as follows (in thousands) (1):

	2004	2003	2002
Total revolving credit facilities at December 31	$135,000	$75,000	$75,000
Borrowings outstanding at December 31	117,000	—	50,750
Weighted average daily borrowings during the year	26,338	35,378	25,390
Maximum daily borrowings during the year	$117,000	$72,500	$53,750
Weighted average interest rate during the year	2.43%	1.91%	2.48%
Weighted average interest rate at December 31	3.07%	—	2.13%

(1)	Excludes Credit Facility No. 3 which is not a revolving facility.

6.	Notes Payable:

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

On November 6, 2000 we sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit. We paid off the note on November 15, 2004, with a $50.0 million advance under Credit Facility No. 2 and a $7.0 million advance under Credit Facility No. 1.

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

These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2004.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have a separate insurance policy which provides terrorism coverage, however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This legislation expires in November 2005.

Scheduled maturity dates of securities during the five years subsequent to December 31, 2004 and thereafter are as follows:

(in thousands)
2005	$—
2006	50,000
2007	—
2008	60,000
2009
Thereafter	210,000

$320,000

7.	Share Options and Grants:

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

As of December 31, 2004, 1.3 million shares may be awarded to eligible employees. Under the Plans, options, which are issued at market price on the date of grant, vest 50% after year one and 50% after year two and expire ten years following the date of grant. Options granted to trustees are fully vested on the grant date. We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan (“New Stock Option Plan”) to replace the 1991 Stock Option Plan (“Stock Option Plan”) that expired on June 25, 2001. Activity under the Plans is summarized below:

	2004		2003		2002
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	977,000	21.99	1,107,000	20.94	1,236,000	$18.88
Granted	12,000	33.09	57,000	29.49	212,000	25.61
Exercised	(302,000)	18.70	(181,000)	17.83	(326,000)	16.08
Expired/Forfeited	(20,000)	28.14	(6,000)	25.36	(15,000)	22.98
Outstanding at December 31	667,000	23.49	977,000	21.99	1,107,000	20.94
Exercisable at December 31	652,000	23.34	834,000	21.16	798,000	19.24

The 667,000 options outstanding at December 31, 2004 have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $23.49 and a weighted average remaining contractual life of 6.9 years. Of the 667,000 options outstanding at December 31, 2004, 268,000 options have an exercise price between $14.47 and $21.34, with a weighted-average exercise price of $19.84 and a weighted average remaining contractual life of 5.6 years. The remaining 399,000 options outstanding have an exercise price between $24.84 and $33.09, with a weighted-average exercise price of $25.94, and a weighted average remaining contractual life of 7.8 years.

The 652,000 exercisable options outstanding at December 31, 2004 have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $23.34 and a weighted average remaining contractual life of 6.8 years. Of the 652,000 exercisable options outstanding at December 31, 2004, 268,000 options have an exercise price between $14.47 and $21.34, with a weighted-average exercise price of $19.84 and a weighted average remaining contractual life of 5.6 years. The remaining 384,000 exercisable options outstanding have an exercise price between $24.84 and $33.09, with a weighted-average exercise price of $25.80, and a weighted average remaining contractual life of 7.7 years.

The remaining 15,000 non-exercisable options have an exercise price of $29.55, and a remaining contractual life of 9.0 years.

The weighted-average fair value of options and related assumptions are summarized below:

	2004	2003	2002
Weighted-average fair value of options Granted	$2.79	$2.04	$3.21
Weighted-average assumptions:
Expected lives (years)	5	5	7
Risk free interest rate	3.53%	3.18%	4.16%
Expected volatility	15.30%	14.40%	20.32%
Expected dividend yield	4.75%	4.97%	5.36%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options. The option values are based upon a Black Scholes model calculation.

Share Grants

We maintain a Share Grant Plan for officers and trustees. At the approval of the Board, the Share Grant Plan was changed in 2003 so that Managing Directors receive an award of shares with a market value of 25% of the individual’s cash compensation (45% for the Chief Executive Officer, 37% for Executive Vice Presidents, and 35% for Senior Vice Presidents) at the date of the award. Beginning in 2003, officers receive annual awards of share grants only (as opposed to share options and share grants) in an amount such that the total annual incentive compensation as a percentage of officer cash compensation remains unchanged. Each Trustee receives an annual grant of 400 unrestricted shares under the plan. Shares granted to officers under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. During 2004, 2003 and 2002, we issued 87,066, 56,678 and 6,254 share grants, respectively, to our executives and trustees. The 87,066 of restricted shares awarded in 2004 includes a special award of 59,859 shares to officers. The Board awarded this in recognition of the Trust’s performance for 2003. Non-officer key employees were awarded 4,066 restricted shares in 2004, with a market value equal to 11% of the individual’s cash compensation at the date of the award. Compensation expense for officers and key non-officer employees is recognized over the 5-year vesting period equal to the fair market value of the shares on the date of issuance. The unvested portion of share grants is recognized as deferred compensation upon issuance. Trustee share grants are fully vested upon issuance, and compensation expense for these grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The Board of Trustees awards share grants subject to Compensation Committee recommendations. The total share grants vested at December 31, 2004, 2003 and 2002 were 87,467, 65,528 and 53,329, respectively. The total share grants unvested at December 31, 2004, 2003 and 2002 were 137,684, 68,491 and 30,067, respectively.

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and executives. The first cash benefits under the amended short-term plan will be paid in late 2005, and the first share grants under the amended long-term plan will be made in 2006, in each case based upon 2005 results. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets for funds from operations (FFO) per share (a non-GAAP financial measure) and EBITDA as defined by the revised plan (earnings before interest, taxes, depreciation and amortization). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on WRIT’s 5-year rolling average total shareholder return compared to a weighted-average peer group. The awards will be granted in the form of restricted shares pursuant to WRIT’s existing share grant plan, will vest ratably over a five-year period from the date of grant and will not be permitted to be sold until the entire award has vested.

Also in November 2004, the Board of Trustees approved revisions to the trustee compensation plan, under which the first cash and share grant benefits will be paid in 2005. Under this plan, annual long-term incentive compensation for trustees is changed from options for 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These restricted shares will vest immediately and will be restricted from sale for the period of the Trustees’ service. Additionally, the amounts of certain fees and retainers were amended.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	2004	2003	2002
Numerator for basic and diluted per share calculations:
Income from continuing operations	$40,865	$40,792	$41,951
Discontinued operations including gain on disposal	4,699	4,095	9,885

Net income	$45,564	$44,887	$51,836
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts—weighted average shares	41,642	39,399	39,061
Effect of dilutive securities:
Employee stock options and awards	221	201	220

Denominator for diluted per share amounts	41,863	39,600	39,281
Income from continuing operations per share
Basic	$0.98	$1.04	$1.07
Diluted	$0.98	$1.03	$1.07
Discontinued operations including gain on disposal
Basic	$0.11	$0.10	$0.26
Diluted	$0.11	$0.10	$0.25
Net income per share
Basic	$1.09	$1.14	$1.33
Diluted	$1.09	$1.13	$1.32

8.	Other Benefit Plans:

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2004, 2003 and 2002, the company made contributions to the 401K plan of $0.3 million each year.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made. Subsequent to July 2002 we discontinued premium advances under this plan for the benefit of executive officers. For the years ended December 31, 2004, 2003 and 2002, the company paid premiums of $0.4 million, $0, and $0.4 million, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.3 million, $0.9 million and $0.7 million at December 31, 2004, 2003 and 2002, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Upon the CEO’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the CEO will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for the SERP in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. For the three years ended December 31, 2004, 2003 and 2002, we recognized current service cost of $355,000, $309,000 and $140,000, respectively.

9.	Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2004. The estimated market values have not been updated since December 31, 2004; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2004.

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

Notes payable

The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

	2004		2003
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,950	$5,950	$5,486	$5,486
Mortgage notes payable	$173,429	$179,585	$142,182	147,809
Lines of credit payable	$117,000	$117,000	—	—
Notes payable	$320,000	$335,353	$375,000	$396,575

10.	Rentals Under Operating Leases:

Noncancellable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows:

(in millions)
2005	$121.8
2006	104.4
2007	88.9
2008	75.1
2009	58.9
Thereafter	157.2

$606.3

Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.3 million, $0.5 million and $0.8 million in 2004, 2003 and 2002, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $12.0 million, $9.9 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11.	Commitments and Contingencies:

Development Commitments

At December 31, 2004 and 2003, we had various contracts outstanding with third parties in connection with the Rosslyn Towers development project. Accumulated costs for this project totaled $10.0 million at December 31, 2004 and $5.4 million at December 31, 2003. The remaining commitments under these contracts at December 31, 2004 totaled $46.1 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2004, we were contingently liable under an $885,000 unused letter of credit related to our assumption of mortgage debt on Dulles Business Park to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt.

12.	Segment Information:

We have four reportable segments: Office Buildings, Retail Centers, Multifamily and Industrial/Flex Properties. Office Buildings, including medical office buildings, provide office space for various types of businesses and professions. Retail Centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide housing for families throughout the Washington Metropolitan area. Industrial/flex Centers are used for flex-office, warehousing and distribution type facilities.

Real estate revenue as a percentage of total for each of the four reportable operating segments are as follows:

	Year Ended December 31,
	2004	2003	2002
Office Buildings	53%	50%	48%
Retail Centers	16%	17%	17%
Multifamily Properties	17%	18%	20%
Industrial/Flex Centers	14%	15%	15%

Real estate assets as a percentage of total for each of the four reportable operating segments are as follows:

	December 31, 2004	December 31, 2003
Office Buildings	56%	59%
Retail Centers	13%	14%
Multifamily Properties	12%	12%
Industrial/Flex Centers	19%	15%

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

	2004
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$92,120	$27,243	$28,858	$23,846	$—	$172,067
Other income	—	—	—	—	327	327

	92,120	27,243	28,858	23,846	327	172,394
Expenses
Real estate expenses	28,521	5,899	11,637	5,337	—	51,394
Interest expense	4,421	—	4,266	1,039	24,774	34,500
Depreciation and amortization	24,060	3,689	4,859	5,629	1,204	39,441
General and administrative	—	—	—	—	6,194	6,194

	57,002	9,588	20,762	12,005	32,172	131,529
Income from continuing operations	35,118	17,655	8,096	11,841	(31,845)	40,865
Discontinued operations:
Income from operations of properties sold or held for sale	3,670	—	—	—	—	3,670
Gain on property disposed	1,029	—	—	—	—	1,029

Net income	$39,817	$17,655	$8,096	$11,841	$(31,845)	$45,564

Capital expenditures	$15,082	$5,644	$10,008	$2,503	$101	$33,338

Total assets	$584,575	$127,915	$91,870	$187,295	$20,738	$1,012,393

	2003
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$77,338	$26,474	$28,266	$21,926	$—	$154,004
Other income	—	—	—	—	414	414

	77,338	26,474	28,266	21,926	414	154,418
Expenses
Real estate expenses	22,819	5,921	10,860	5,089	—	44,689
Interest expense	2,083	—	4,284	1,008	22,665	30,040
Depreciation and amortization	18,125	3,975	4,550	5,467	1,505	33,622
General and administrative	—	—	—	—	5,275	5,275

	43,027	9,896	19,694	11,564	29,445	113,626
Income from continuing operations	34,311	16,578	8,572	10,362	(29,031)	40,792
Discontinued operations:
Income from operations of properties sold or held for sale	4,095	—	—	—	—	4,095
Gain on property disposed	—	—	—	—	—	—

Net income	$38,406	$16,578	$8,572	$10,362	$(29,031)	$44,887

Capital expenditures	$16,839	$2,055	$7,199	$1,298	$132	$27,523

Total assets	$571,108	$127,884	$83,445	$128,844	$16,808	$928,089

	2002
	Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Properties	Corporate and Other	Consolidated
	(in thousands)
Revenue
Real estate rental revenue	$67,941	$23,829	$28,530	$21,255	$—	$141,555
Other income	—	—	—	—	680	680

	67,941	23,829	28,530	21,255	680	142,235
Expenses
Real estate expenses	20,748	4,866	10,148	4,777	—	40,539
Interest expense	1,621	405	4,300	641	20,882	27,849
Depreciation and amortization	13,991	3,021	4,128	4,930	1,255	27,325
General and administrative	—	—	—	—	4,571	4,571

	36,360	8,292	18,576	10,348	26,708	100,284
Income from continuing operations	31,581	15,537	9,954	10,907	(26,028)	41,951
Discontinued operations:
Income from operations of disposed property	6,133	—	—	(86)	—	6,047
Gain on property disposed	—	—	—	3,838	—	3,838

Net income	$37,714	$15,537	$9,954	$14,659	$(26,028)	$51,836

Capital expenditures	$16,327	$2,783	$4,885	$1,072	$188	$25,255

Total assets	$399,272	$127,315	$80,679	$121,777	$27,256	$756,299

13.	Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes our financial data by quarter for 2004 and 2003.

	Quarter (1)
	First	Second	Third	Fourth
2004:
Real estate rental revenue (2)	$42,264	$42,624	$43,351	$43,828
Income from continuing operations (2)	10,460	10,143	9,818	10,444
Net income	11,302	11,082	10,797	12,383
Income from continuing operations per share (2)
Basic	$0.25	$0.24	$0.24	$0.25
Diluted	$0.25	$0.24	$0.23	$0.25
Net income per share*
Basic	$0.27	$0.27	$0.26	$0.30
Diluted	$0.27	$0.26	$0.26	$0.30

2003:
Real estate rental revenue (2)	$36,320	$36,981	$38,990	$41,713
Income from continuing operations (2)	9,937	10,217	10,147	10,491
Net income	11,214	11,288	10,987	11,398
Income from continuing operations per share (2)
Basic	$0.25	$0.26	$0.26	$0.26
Diluted	$0.25	$0.26	$0.26	$0.26
Net income per share
Basic	$0.29	$0.29	$0.28	$0.29
Diluted	$0.28	$0.29	$0.28	$0.28

*	Includes gain on the sale of real estate of $0.02 per share in the fourth quarter of 2004.

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)	These amounts differ from amounts previously reported due to the disposal of 8230 Boone Boulevard and classification of certain properties as held for sale effective November 2004 as discussed in Note 3—Real Estate Investments.

14.	Subsequent Event

On February 1, 2005, we sold 7700 Leesburg, Tycon Plaza II and Tycon Plaza III, located in Tysons Corner, Virginia for $67.5 million. We used a portion of the proceeds to pay down $31.0 million outstanding under Credit Facility No. 2. The total combined square footage of these properties is 410,000 square feet. All were classified as held for sale at December 31, 2004.

SCHEDULE III

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2004			Accumulated Depreciation At December 31, 2004	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$12,563,000	$892,000	$16,044,000	$16,936,000	$8,236,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	16,197,000	840,000	27,066,000	27,906,000	13,330,000	1975	August	1979	208,000		41 Years
7700 Leesburg Pike (i)	Virginia	3,670,000	4,000,000	8,093,000	3,670,000	12,093,000	15,763,000	4,553,000	1976	October	1990	147,000		50 Years
515 King Street	Virginia	4,102,000	3,931,000	2,051,000	4,102,000	5,982,000	10,084,000	2,043,000	1966	July	1992	78,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	1,182,000	1,180,000	2,444,000	3,624,000	963,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	2,014,000	1,464,000	3,568,000	5,032,000	1,342,000	1977	November	1993	59,000		50 Years
Brandywine Center	Maryland	718,000	735,000	1,034,000	718,000	1,769,000	2,487,000	608,000	1969	November	1993	35,000		50 Years
Tycon Plaza II (i)	Virginia	3,262,000	7,243,000	2,936,000	3,262,000	10,179,000	13,441,000	3,111,000	1981	June	1994	127,000		50 Years
Tycon Plaza III(i)	Virginia	3,255,000	7,794,000	4,097,000	3,255,000	11,891,000	15,146,000	3,751,000	1978	June	1994	137,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	5,648,000	4,621,000	17,574,000	22,195,000	6,939,000	1971	January	1995	199,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	2,684,000	7,803,000	14,050,000	21,853,000	4,246,000	1976	November	1995	102,000		30 Years
Maryland Trade Center I	Maryland	3,330,000	12,747,000	5,197,000	3,330,000	17,944,000	21,274,000	5,906,000	1981	May	1996	190,000		30 Years
Maryland Trade Center II	Maryland	2,826,000	9,486,000	1,971,000	2,826,000	11,457,000	14,283,000	3,747,000	1984	May	1996	158,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	2,588,000	6,661,000	19,330,000	25,991,000	5,110,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	13,362,000	12,049,000	85,187,000	97,236,000	19,621,000	1972/’86/’99	November	1997	521,000		30 Years
Woodburn Medical Park I	Virginia	2,563,000	12,460,000	791,000	2,563,000	13,251,000	15,814,000	2,813,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	555,000	2,632,000	18,129,000	20,761,000	3,831,000	1988	November	1998	96,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	1,176,000	2,296,000	13,364,000	15,660,000	2,855,000	1985	May	1999	115,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	952,000	1,847,000	12,057,000	13,904,000	2,308,000	1982	May	1999	103,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	508,000	714,000	4,561,000	5,275,000	884,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	2,497,000	1,564,000	8,740,000	10,304,000	1,399,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	—	17,096,000	1,471,000	—	18,567,000	18,567,000	2,778,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	7,227,000	5,480,000	46,334,000	51,814,000	5,870,000	1974	April	2001	267,000		30 Years
The Atrium Building	Maryland	3,182,000	11,281,000	1,625,000	3,182,000	12,906,000	16,088,000	1,266,000	1980	July	2002	81,000		30 Years
1776 G Street	Washington, DC	31,500,000	54,327,000	349,000	31,500,000	54,676,000	86,176,000	3,625,000	1979	August	2003	262,000		30 Years
Prosperity Medical Center I	Virginia	2,071,000	26,317,000	94,000	2,071,000	26,411,000	28,482,000	1,178,000	2000	October	2003	92,000		30 Years
Prosperity Medical Center II	Virginia	1,598,000	25,850,000	—	1,598,000	25,850,000	27,448,000	1,139,000	2001	October	2003	88,000		30 Years
Prosperity Medical Center III	Virginia	2,819,000	19,680,000	67,000	2,819,000	19,747,000	22,566,000	872,000	2002	October	2003	75,000		30 Years
Shady Grove Medical Village	Maryland	1,995,000	16,601,000	—	1,995,000	16,601,000	18,596,000	237,000	1999	August	2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	1,251,000	6,589,000	5,000	1,251,000	6,594,000	7,845,000	56,000	1965	October	2004	50,000		30 Years
Development and Pre-construction Costs (f)(i)	—	—	—	1,222,000	—	1,222,000	1,222,000	—

		$118,185,000	$455,432,000	$100,156,000	$118,185,000	$555,588,000	$673,773,000	$114,617,000				3,880,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$95,000	$415,000	$1,179,000	$1,594,000	$947,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	9,615,000	533,000	11,376,000	11,909,000	3,023,000	1969	September	1972	146,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,137,000	413,000	3,987,000	4,400,000	2,142,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	3,705,000	796,000	4,562,000	5,358,000	1,876,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	6,972,000	4,152,000	12,355,000	16,507,000	5,799,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	3,468,000	1,549,000	7,772,000	9,321,000	3,228,000	1975	September	1985	50,000		50 Years
Montgomery Village Center	Maryland	11,625,000	9,105,000	1,264,000	11,625,000	10,369,000	21,994,000	2,813,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	1,550,000	5,838,000	4,529,000	10,367,000	1,452,000	1960	June	1994	128,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	1,678,000	6,561,000	8,508,000	15,069,000	3,000,000	1973	August	1995	227,000		30 Years
800 S. Washington Street	Virginia	3,173,000	5,489,000	1,940,000	3,173,000	7,429,000	10,602,000	1,174,000	1951/’55/’59/’90	June	1998	45,000		30 Years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	192,000	13,029,000	25,607,000	38,636,000	2,343,000	2000	June	2002	334,000		30 Years

		$48,070,000	$64,071,000	$33,616,000	$48,084,000	$97,673,000	$145,757,000	$27,797,000				1,495,000

Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$5,439,000	$420,000	$8,117,000	$8,537,000	$5,594,000	1951	January	1963	177,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	3,554,000	336,000	5,550,000	5,886,000	3,513,000	1964	May	1965	168,000	190	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	4,793,000	299,000	7,355,000	7,654,000	4,532,000	1965	July	1969	159,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	4,570,000	287,000	6,224,000	6,511,000	3,887,000	1959	January	1969	172,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	9,206,000	322,000	12,543,000	12,865,000	6,446,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	6,698,000	4,356,000	23,800,000	28,156,000	6,540,000	1982	August	1996	244,000	250	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	4,345,000	2,851,000	12,291,000	15,142,000	3,322,000	1971	March	1996	154,000	212	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	3,799,000	3,900,000	17,211,000	21,111,000	4,492,000	1986	November	1997	226,000	194	30 Years
Avondale (a)	Maryland	3,460,000	9,244,000	2,468,000	3,460,000	11,712,000	15,172,000	2,491,000	1987	September	1999	170,000	236	30 Years
Rosslyn Towers (g)	Virginia	2,861,000	917,000	6,806,000	4,774,000	5,810,000	10,584,000	6,000	1957	February	2001	—	—	—

		$19,092,000	$60,848,000	$51,678,000	$21,005,000	$110,613,000	$131,618,000	$40,823,000				1,729,000	2,095

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2004			Accumulated Depreciation At December 31, 2004	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Building and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$904,000	$950,000	$4,221,000	$5,171,000	$1,849,000	1980	September	1985	104,000		50 Years
Pepsi-Cola Distribution Center	Maryland	760,000	1,792,000	1,659,000	760,000	3,451,000	4,211,000	1,383,000	1971	October	1987	69,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	593,000	2,045,000	2,684,000	4,729,000	697,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	704,000	2,086,000	5,448,000	7,534,000	2,084,000	1990	May	1995	167,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	756,000	894,000	2,702,000	3,596,000	734,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	396,000	878,000	3,694,000	4,572,000	1,206,000	1981/1982	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	1,271,000	916,000	5,400,000	6,316,000	1,640,000	1987	December	1996	93,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	1,371,000	1,335,000	7,837,000	9,172,000	2,524,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	692,000	862,000	5,688,000	6,550,000	1,626,000	1986	February	1997	108,000		30 Years
Pickett Industrial Park	Virginia	3,300,000	4,920,000	988,000	3,300,000	5,908,000	9,208,000	1,506,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	8,050,000	4,971,000	33,720,000	38,691,000	8,276,000	1968/1991	May	1998	788,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	153,000	372,000	1,642,000	2,014,000	440,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	224,000	913,000	6,221,000	7,134,000	1,256,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	226,000	1,052,000	6,732,000	7,784,000	1,299,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	(13,000)	246,000	1,974,000	2,220,000	348,000	1986	September	1999	31,000		30 Years
Sullyfield Center (a)	Virginia	2,803,000	19,711,000	358,000	2,803,000	20,069,000	22,872,000	2,143,000	1985	November	2001	245,000		30 Years
Fullerton Industrial	Virginia	2,465,000	8,397,000	161,000	2,465,000	8,558,000	11,023,000	564,000	1980/1982	January	2003	137,000		30 Years
8880 Gorman Road	Maryland	1,771,000	9,230,000	11,000	1,771,000	9,241,000	11,012,000	273,000	2000	March	2004	141,000		30 Years
Dulles Business Park	Virginia	4,941,000	42,624,000	(74,000)	4,941,000	42,550,000	47,491,000	88,000	1999/2004	December	2004	265,000		30 Years

		$33,560,000	$159,310,000	$18,430,000	$33,560,000	$177,740,000	$211,300,000	$29,936,000				3,028,000	—

Total		$218,907,000	$739,661,000	$203,880,000	$220,834,000	$941,614,000	$1,162,448,000	$213,173,000				10,132,000	2,095

Notes:

(a)	At December 31, 2004, our properties were encumbered by non-recourse mortgage amounts as follows: $13,700,000 on the Ashby, $7,677,000 on Avondale; $7,755,000 on Country Club Towers, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $7,973,000 on Woodburn Medical Park I, $10,685,000 on Woodburn Medical Park II, $48,911,000 on Prosperity Medical Center, $8,487,000 on Sullyfield Center, $6,491,000 on Fullerton Industrial Center, $11,149,000 on Shady Grove Medical Village II and $22,056,000 on Dulles Business Park.

(b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative values.

(c)	At December 31, 2004, total land, buildings and improvements are carried at $1,201,917,000 for federal income tax purposes.

(d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

(e)	Residential properties are presented in gross square feet.

(f)	Development costs within office properties reflect pre-development construction for excess density approved for development and available to the Tycon III property.

(g)	Rosslyn Towers is a planned mixed-use 224 unit multifamily property with 5,900 square feet of retail space currently in development. Completion is expected in late 2006. 1620 Wilson Boulevard was acquired in conjunction with the overall development plan for Rosslyn Towers and subsequently razed. Its costs are included in the data for Rosslyn Towers.

(h)	718 E. Jefferson Street was acquired in May 2003 to complete our ownership of the entire block of 800 S. Washington Street. The surface parking lot on this block is now in development for a planned mixed-use 4,500 square foot retail and 75 unit multifamily property. We refer to this development project as South Washington Street.

(i)	These properties were classified as held for sale at December 31, 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Real Estate Assets
Balance, beginning of period	$1,052,866	$850,805	$774,586
Additions—property acquisitions	85,047	176,156	55,178
—improvements*	33,439	27,391	25,654
Deductions—write-off of disposed assets	(182)	(1,486)	(565)
Deductions—property sales	(8,722)	—	(4,048)

Balance, end of period	$1,162,448	$1,052,866	$850,805

Accumulated Depreciation
Balance, beginning of period	$177,640	$146,912	$122,625
Additions—depreciation	37,387	32,214	26,919
Deductions—write-off of disposed assets	(182)	(1,486)	(565)
Deductions—property sales	(1,672)	—	(2,067)

Balance, end of period	$213,173	$177,640	$146,912

*	Includes non-cash accruals for capital items.