Form 10-Q
period 2005-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2005-05-06
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, April 29, 2005.

SHARES OF BENEFICIAL INTEREST 42,021,159

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2004 included in the Trust’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) March 31, 2005	December 31, 2004
Assets
Land	$223,407	$210,647
Building and improvements	949,905	906,228

Total real estate, at cost	1,173,312	1,116,875
Accumulated depreciation	(210,849)	(201,758)

Total investment in real estate, net	962,463	915,117
Investment in real estate held for sale, net	—	34,158
Cash and cash equivalents	5,491	5,562
Restricted cash	12,515	388
Rents and other receivables, net of allowance for doubtful accounts of $2,561 and $2,605, respectively	21,365	21,423
Prepaid expenses and other assets	34,997	35,066
Other assets related to properties held for sale	—	679

Total assets	$1,036,831	$1,012,393

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$23,285	$22,586
Advance rents	5,551	5,108
Tenant security deposits	5,990	5,784
Other liabilities related to properties held for sale	—	848
Mortgage notes payable	197,775	173,429
Lines of credit payable	90,500	117,000
Notes payable	320,000	320,000

Total liabilities	643,101	644,755

Minority interest	1,642	1,629

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 42,004 and 42,000 shares issued and outstanding, respectively	420	420
Additional paid-in capital	405,119	405,029
Distributions in excess of net income	(9,796)	(35,544)
Less: Deferred compensation on restricted shares	(3,655)	(3,896)

Total Shareholders’ Equity	392,088	366,009

Total Liabilities and Shareholders’ Equity	$1,036,831	$1,012,393

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Revenue
Real estate rental revenue	$45,387	$42,264
Other income	114	65

	45,501	42,329

Expenses
Real estate expenses	14,205	12,641
Interest expense	8,588	8,575
Depreciation and amortization	10,565	9,424
General and administrative	2,232	1,229

	35,590	31,869

Income from continuing operations	9,911	10,460

Discontinued operations:
Income from operations of properties sold or held for sale	234	842
Gain on sale of real estate investment	32,089	—

	32,323	842

Net income	$42,234	$11,302

Net income per share – basic and diluted
Continuing operations	$0.24	$0.25
Discontinued operations including gain on sale of real estate	$0.77	$0.02

Net income per share	$1.01	$0.27

Weighted average shares outstanding – basic	41,866	41,572
Weighted average shares outstanding – diluted	42,015	41,820

Dividends paid per share	$0.3925	$0.3725

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2004	42,000	$420	$(3,896)	$405,029	$(35,544)	$366,009
Net income	—	—	—	—	42,234	42,234
Dividends	—	—	—	—	(16,486)	(16,486)
Share options exercised	4	—	—	90	—	90
Share grants and share grant amortization	—	—	241	—	—	241

Balance, March 31, 2005	42,004	$420	$(3,655)	$405,119	$(9,796)	$392,088

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Three Months Ended March 31,

	(Unaudited)
	2005	2004
Cash flows from operating activities
Net income	$42,234	$11,302
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(32,089)	—
Depreciation and amortization	10,565	9,872
Provision for losses on accounts receivable	419	184
Amortization of share grants	241	106
Changes in other assets	539	(943)
Changes in other liabilities	(1,725)	(990)

Net cash provided by operating activities	20,184	19,531

Cash flows from investing activities
Real estate acquisitions, net*	(20,872)	(11,678)
Net cash received for sale of real estate	66,197	—
Restricted cash held in escrow for tax-free exchanges	(11,765)	—
Capital improvements to real estate	(9,902)	(6,777)
Non-real estate capital improvements	(353)	(25)

Net cash provided by/(used in) investing activities	23,305	(18,480)

Cash flows from financing activities
Lines of credit payable net (repayments)/borrowings	(26,500)	13,250
Dividends paid	(16,486)	(15,558)
Principal payments – mortgage notes payable	(664)	(430)
Net proceeds from the exercise of share options	90	2,260

Net cash used in financing activities	(43,560)	(478)

Net increase/(decrease) in cash and cash equivalents	(71)	573
Cash and cash equivalents, beginning of period	5,562	5,467

Cash and cash equivalents, end of period	$5,491	$6,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,264	$9,412

*	Supplemental discussion of non-cash investing and financing activities: On March 23, 2005 we purchased Frederick Crossing Shopping Center for $44.8 million. We assumed a mortgage in the amount of $24.3 million, fair valued at $25.0 million, and paid the balance ($20.5 million) utilizing $1.0 million in credit facility borrowings and $19.5 million of the $31.3 million in cash escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The $24.3 million of assumed mortgage is not included in the $20.9 million shown as real estate acquisitions for the three months ended March 31, 2005, as the assumption of the mortgage was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

Federal Income Taxes

We have qualified as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. Gains on the sale of properties disposed during the first quarter of 2005 were reinvested in replacement properties. Gains from the property disposed in 2004 were distributed to the shareholders.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation addresses the consolidation of variable interest entities (“VIE”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”) which modifies and clarifies various aspects of the original Interpretation. The adoption of this statement and of the revised interpretation did not have any impact on our financial condition or results of operations, as we do not have any variable interest entities as defined in FIN 46R.

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

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB25), “Accounting for Stock Issued to Employees.” Statement 123R addresses the accounting for share-based payment transactions in which an enterprise receives

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB25, which was permitted under SFAS No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method of adoption. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

Revenue Recognition

Residential properties (our Multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our Office, Retail and Industrial segments), are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $45,800 in the first quarter of 2005 and $38,700 in the first quarter of 2004. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.3 million for both the quarters ended March 31, 2005 and March 31, 2004.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases are capitalized and amortized on a straight-line basis over the terms of the respective leases.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the three months ended March 31, 2005 and March 31, 2004 was $9.4 million and $8.3 million, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34 “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities for the three months ended March 31, 2005 and March 31, 2004 was $206,300 and $78,000, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three months ended March 31, 2005 or March 31, 2004.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-throughs, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases, (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The aggregate value of the cash flow for the above market leases results in Net Lease Intangible Assets which are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. The aggregate value of the cash flow for the below market leases results in Net Lease Intangible Liabilities which are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. The aggregate value of the cash flow of leases at market results in no additional assets or liabilities.

Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. Amortization of these components combined was $0.7 million for the first quarter of 2005 and $0.4 million for the first quarter of 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2005 and December 31, 2004 are as follows (in millions):

	March 31, 2005	December 31, 2004
Tenant Origination Costs	$7.2	$6.3
Leasing Commissions	$4.6	$4.1
Net Lease Intangible Assets	$4.7	$4.8
Net Lease Intangible Liabilities	$6.3	$3.4

No value had been assigned to Customer Relationship Value at March 31, 2005 or December 31, 2004.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144). These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash at March 31, 2005 consists of $11.8 million in funds escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005 to be used solely for real estate acquisitions, and $0.7 million of escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. At December 31, 2004, restricted cash consisted only of the lender required replacement reserves.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans (the “Plans”), which include deferred shares and qualified and non-qualified options for eligible employees.

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

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vest over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vest immediately upon the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Pro-forma Information
Net income, as reported	$42,234	$11,302
Add: Stock-based employee compensation expense included in reported net income	286	124
Deduct: Total stock-based employee compensation expense determined under fair value method	(305)	(217)

Pro-forma net income	$42,215	$11,209

Earnings per share:
Basic – as reported	$1.01	$0.27
Basic – pro-forma	$1.01	$0.27
Diluted – as reported	$1.01	$0.27
Diluted – pro-forma	$1.00	$0.27

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2005	December 31, 2004
Office	$630,476	$628,200
Retail	194,169	145,757
Multifamily	136,597	131,618
Industrial/Flex	212,070	211,300

	$1,173,312	$1,116,875

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as held for sale at the end of the first quarter, 2005, and three held for sale at December 31, 2004 as follows (in thousands):

December 31, 2004
Office buildings	$45,573

Total	45,573
Less accumulated depreciation	(11,415)

$34,158

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

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

WRIT acquired the following property during the three months ended March 31, 2005:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
March 23, 2005	Frederick Crossing	Retail	294,724	$44,800

We accounted for this acquisition using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of Frederick Crossing resulted in the recognition of $1.3 million in tenant origination costs, $0.7 million in leasing commissions, $64,900 in net intangible lease assets, and $3.1 million in net intangible lease liabilities. Frederick Crossing’s results of operations are included in the income statement as of the March 23, 2005 acquisition date.

WRIT sold the following properties during the quarter ended March 31, 2005:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950

		Total First Quarter, 2005	411,000	$67,500

The above properties, classified as discontinued operations effective November, 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with Statement of Financial Accounting Standards (SFAS) No 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005, and to fund the purchase of the Coleman Building on April 8, 2005, subsequent to quarter end, (discussed in Note 10 – Subsequent Events). $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2. Discontinued operations for the first quarter of 2005 consist of the properties sold in February 2005. For the first quarter of 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues	$543	$2,112
Property expenses	(309)	(822)
Depreciation and amortization	—	(448)

	$234	$842

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Operating income by property is summarized below (in thousands):

	Three months ended March 31,
Property	2005	2004
8230 Boone Boulevard	$—	$45
7700 Leesburg Pike	92	172
Tycon Plaza II	30	368
Tycon Plaza III	112	257

Total	$234	$842

NOTE 4: MORTGAGE NOTES PAYABLE

	March 31, 2005	December 31, 2004
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69% per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$18,504	$18,658

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88% per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,616	7,677

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,411	8,487

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,445	6,491

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,782	48,911

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	11,086	11,149

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,922	22,056

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	25,009	—

	$197,775	$173,429

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Total carrying amount of the above mortgaged properties was $333.2 million and $282.0 million at March 31, 2005 and December 31, 2004, respectively.

Scheduled principal payments for the remaining nine months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

Total Principal Payments
2005	$27,995
2006	8,660
2007	9,981
2008	2,242
2009	52,369
Thereafter	96,528

Total	$197,775

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2005, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No. 1”) and a $50.0 million line of credit maturing in July 2005 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $68.5 million outstanding as of March 31, 2005 related to Credit Facility No. 1, with $16.5 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $67.0 million was outstanding under this facility. Of the $68.5 million outstanding at March 31, 2005, $67.0 million was borrowed throughout 2004 to fund acquisitions ($46.8 million) and capital improvements to real estate ($13.2 million), and to pay down principal and interest due on the $55.0 million of 7.78% unsecured notes that matured in November 2004 ($7.0 million). The remaining $1.5 million outstanding was borrowed in March 2005 to fund capital improvements to real estate. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We recognized $524,500 and $12,300 in interest expense (excluding facility fees) for the quarters ended March 31, 2005 and 2004, respectively, on Credit Facility No. 1, representing an average interest rate of 3.13% and 1.77%, respectively, per annum.

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. For the quarters ended March 31, 2005, and 2004, we incurred unused commitment fees of $0 and $21,100, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with JP Morgan Chase Bank, NA and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. The new Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. For the quarters ended March 31, 2005, and 2004, we incurred facility fees of $32,200 and $0, respectively.

In April 2005, we paid in full the $68.5 million outstanding under Credit Facility No. 1 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (discussed in Note 10 – Subsequent Events).

Credit Facility No. 2

We had $22.0 million outstanding as of March 31, 2005 related to Credit Facility No. 2 with $28.0 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $50.0 million was outstanding under this facility. Of the $22.0 million outstanding at March 31, 2005, $19.0 million was borrowed in November 2004 as partial funding to pay down principal on $55.0 million of 7.78% unsecured notes due that month and $3.0 million was borrowed during the first quarter of 2005 to fund certain capital improvements to real estate. Advances under this agreement bear

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

interest at LIBOR plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2005. Interest only payments are due and payable generally on a monthly basis. We recognized $250,900 and $0 in interest expense (excluding unused commitment fees) for the quarters ended March 31, 2005, and 2004, respectively, on Credit Facility No. 2, representing an average interest rate of 3.24% and 0%, respectively, per annum.

Credit Facility No. 2 requires us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. For the quarters ended March 31, 2005, and 2004, we incurred $9,500 and $25,600, respectively, in unused commitment fees on this facility.

In February 2005, we paid down $31.0 million outstanding under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we paid down the $22.0 million outstanding under Credit Facility No. 2 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (discussed in Note 10 – Subsequent Events).

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2005. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

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

On November 6, 2000 we sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bore an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit. We paid off the note on November 15, 2004, with a $50.0 million advance under Credit Facility No. 2 and a $7.0 million advance under Credit Facility No. 1.

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

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder may be used for the acquisition of real estate and general corporate purposes.

These notes contain certain financial and non-financial covenants, all of which we have met as of March 31, 2005.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

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

Scheduled maturity dates of the securities for the remaining nine months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

Remaining Years Principal
2005	$—
2006	50,000
2007	—
2008	60,000
2009	—
Thereafter	210,000

$320,000

NOTE 7: BENEFIT PLANS

Share Options and Grants

We maintain Incentive Stock Option Plans (the “Plans”), which include qualified and non-qualified options. In 2003 the Board approved a change in the composition of officer share options and share grant awards. Officers no longer receive annual share option awards. Effective 2003, annual incentive compensation is awarded at the same percentage of cash compensation as in prior years except it is in the form of share grants only.

We maintain a Share Grant Plan for officers and trustees. At the approval of the Board, the Share Grant Plan was changed in 2003 so that Managing Directors received an award of shares with a market value of 25% of the individual’s cash compensation (45% for the Chief Executive Officer, 37% for Executive Vice Presidents, and 35% for Senior Vice Presidents) at the date of the award. Beginning in 2003, officers received annual awards of share grants only (as opposed to share options and share grants) in an amount such that the total annual incentive compensation as a percentage of officer cash compensation remained unchanged. Each Trustee received an annual grant of 400 unrestricted shares under the plan.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the company may make discretionary contributions on behalf of eligible employees. For the quarters ended March 31, 2005 and 2004, the company made contributions to the 401K plan of $0.1 million each quarter.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made. Subsequent to July 2002 we discontinued premium advances under this plan for the benefit of executive officers. For the quarters ended March 31, 2005 and 2004, the company paid premiums of $0.2 million each quarter for non executive company officers.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.4 million and $1.3 million at March 31, 2005 and December 31, 2004, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Upon the CEO’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the CEO will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for the SERP in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. For the quarters ended March 31, 2005 and 2004, we recognized current service cost of $101,000 and $81,000, respectively.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per share and diluted average shares (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$9,911	$10,460
Discontinued operations including gain on sale of real estate	32,323	842

Net income	$42,234	$11,302

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	41,866	41,572
Effect of dilutive securities:
Employee stock options and share grant awards	149	248

Denominator for diluted per share amounts	42,015	41,820

Income from continuing operations per share
Basic and diluted	$0.24	$0.25
Discontinued operations including gain on sale of real estate per share
Basic and diluted	$0.77	$0.02
Net income per share
Basic and diluted	$1.01	$0.27

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

NOTE 9: SEGMENT INFORMATION

We have four reportable segments: Office Buildings, Retail Centers, Multifamily Properties and Industrial/Flex Centers. Office Buildings, including medical office buildings, provide office space for various types of businesses and professions. Retail Centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily Properties provide housing for families throughout the Washington metropolitan area. Industrial/Flex Centers are used for flex-office warehousing and distribution type facilities.

Real estate revenue as a percentage of total revenue for each of the four reportable operating segments is as follows:

	Three months ended March 31,
	2005	2004
Office Buildings	51%	54%
Retail Centers	16%	16%
Multifamily Properties	16%	17%
Industrial/Flex Centers	17%	13%

Real estate assets as a percentage of total real estate assets for each of the four reportable operating segments are as follows:

	March 31, 2005	December 31, 2004
Office Buildings	54%	56%
Retail Centers	16%	13%
Multifamily Properties	12%	12%
Industrial/Flex Centers	18%	19%

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

Segment Information (in thousands):

Three Months Ended March 31, 2005

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$23,224	$7,078	$7,459	$7,626	$—	$45,387
Other income	—	—	—	—	114	114

	23,224	7,078	7,459	7,626	114	45,501
Expenses
Real estate expenses	7,737	1,618	3,120	1,730	—	14,205
Interest expense	1,169	36	1,064	511	5,808	8,588
Depreciation and amortization	6,220	1,228	1,211	1,894	12	10,565
General and administrative	—	—	—	—	2,232	2,232

	15,126	2,882	5,395	4,135	8,052	35,590
Discontinued operations including gain on sale	32,323	—	—	—	—	32,323

Net income	$40,421	$4,196	$2,064	$3,491	$(7,938)	$42,234

Capital expenditures	$2,367	$1,228	$5,453	$854	$353	$10,255

Total assets	$547,175	$176,683	$95,512	$186,349	$31,112	$1,036,831

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Three Months Ended March 31, 2004

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$22,740	$6,766	$7,058	$5,700	$—	$42,264
Other income	—	—	—	—	65	65

	22,740	6,766	7,058	5,700	65	42,329
Expenses
Real estate expenses	6,921	1,476	2,889	1,355	—	12,641
Interest expense	989	—	1,069	253	6,264	8,575
Depreciation and amortization	5,719	927	1,196	1,305	277	9,424
General and administrative	—	—	—	—	1,229	1,229

	13,629	2,403	5,154	2,913	7,770	31,869
Discontinued operations	842	—	—	—	—	842

Net income	$9,953	$4,363	$1,904	$2,787	$(7,705)	$11,302

Capital expenditures	$3,887	$1,086	$1,466	$338	$25	$6,802

Total assets	$570,254	$127,705	$83,678	$139,492	$16,899	$938,028

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the end of the first quarter of 2005, on April 8, 2005, we acquired the Coleman Building in Chantilly, Virginia for $10.0 million, completing our acquisition of the Dulles Business Park portfolio. Coleman is a single-story flex/warehouse building consisting of 59,767 rentable square feet and a surface parking lot with 228 spaces. The property was 64% leased to a single tenant with 21,539 square feet available on the date of acquisition.

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder may be used for the acquisition of real estate and general corporate purposes.

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

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2004 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of March 31, 2005, we owned a diversified portfolio of 67 properties, consisting of 12 retail centers, 27 office buildings, 19 industrial complexes and 9 multifamily buildings, totaling 10.0 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results in the first quarter of 2005 were primarily impacted by the gain on the sale of three office properties and the performance of our core portfolio (consisting of properties owned for the entirety of the first quarter of 2005 and the same time period in 2004) which generally reflected market conditions in our region. The regional office market showed improvement during the quarter, particularly Northern Virginia, due to increased spending by the Federal government on Homeland Security and defense, as evidenced by the execution of large leases by SAIC and Lockheed Martin among other government contractors. Despite the improvement in leasing activity, there is still significant vacancy in the Tysons Corner area of the Northern Virginia market contributing to minimal rental rate growth. This trend is reflected in our Northern Virginia office portfolio, which was 87% leased at quarter end, compared to 97% in our Washington, DC portfolio. The Washington, DC office market continued to lead the region in overall occupancy and development activity, while leasing activity in suburban Maryland was less than robust and vacancy increased slightly. Similarly, our Maryland office portfolio was 87% leased at quarter end due to large vacancies at Maryland Trade Centers I and II. The retail market continued strong due to continued job growth in the region, positively impacting our retail portfolio which was 98% leased at quarter end. The multifamily market in Washington, DC and Northern Virginia showed moderate improvement in occupancies and rental rates while suburban Maryland was adversely impacted by excess supply, leading to rental concessions. The WRIT multifamily portfolio was 93% leased at quarter end. The industrial market continued to benefit from the region’s strengthening economy in the first quarter of 2005, with improving occupancies, particularly in the Springfield-Newington and Chantilly/Dulles areas of Northern Virginia where WRIT has a major presence. Our industrial portfolio was 95% leased at quarter end.

Progress continues on our ground-up development and major redevelopment projects at Rosslyn Towers, South Washington Street and Foxchase Shopping Center. We expect to commence demolition at South Washington Street late in the second quarter and expect the last tenant remaining in the redevelopment area at Foxchase to vacate in late April.

GENERAL

During the first quarter of 2005, we completed the following significant transactions:

•	The acquisition of one retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable space which was 100% leased at the end of the first quarter.

•	The disposition of three office buildings, totaling approximately 411,000 square feet, for a gain of approximately $32.1 million.

•	The execution of new leases for 552,000 square feet of office, retail and industrial space combined.

During the first quarter of 2004, we completed the following significant transactions:

•	The acquisition of one industrial property, for a purchase price of $11.5 million, adding approximately 141,000 square feet of rentable space which was 100% leased.

•	The execution of new leases for 322,000 square feet of office, retail and industrial space, combined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through expenses, tenant improvements and other direct costs associated with obtaining a new tenant, (referred to as “Tenant Origination Cost”); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. The remaining components, Leasing Commissions and Net Lease Intangible, are included in other assets and other liabilities on our balance sheet. We have attributed no value to Customer Relationship Value as of March 31, 2005 or December 31, 2004.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144). These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the quarters ended March 31, 2005 or March 31, 2004.

Federal Income Taxes

We have qualified as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2004 ordinary taxable income to our shareholders. Gains on sale of properties disposed during the first quarter of 2005 were reinvested in replacement properties. Gains from the property disposed in 2004 were distributed to the shareholders.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the three-months ended March 31, 2005 and 2004. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. One property was acquired during each of the quarters ended March 31, 2005 and March 31, 2004. Three properties were sold during the quarter ended March 31, 2005 and are classified as Discontinued Operations during the quarter ended March 31, 2005. These three properties and one additional property, sold in November, 2004, are classified as Discontinued Operations during the quarter ended March 31, 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2005	2004	$ Variance	% Change
Minimum base rent	$40,498	$38,140	$2,358	6.2%
Recoveries from tenants	3,799	2,887	912	31.6%
Parking and other tenant charges	1,090	1,237	(147)	(11.9)%

	$45,387	$42,264	$3,123	7.4%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $2.4 million (6.2%) in the first quarter of 2005 as compared to the comparable period in 2004 due primarily to the acquisitions in 2004 (8880 Gorman Road, Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park), which accounted for $2.0 million (83%) of the increase. These four properties accounted for $0.3 million, or 31.9% of the $0.9 million increase in recoveries from tenants and a small offset to the decreased parking and other tenant charges in the first quarter of 2005 over the first quarter of 2004. Total real estate revenue from core properties was slightly higher ($0.8 million) than the same quarter in 2004 due to a $0.6 million increase in recoveries from tenants driven by higher real estate tax, operating expense and utility reimbursements, and a $0.3 million increase in minimum base rent driven by higher occupancy in the Industrial and Multifamily segments. A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

Consolidated Economic Occupancy

	Three Months Ended March 31,
Sector	2005	2004	Variance
Office	88.9%	91.2%	(2.3)%
Retail	96.4%	94.4%	2.0%
Multifamily	92.3%	88.6%	3.7%
Industrial	95.0%	91.5%	3.5%

Total	91.5%	91.2%	0.3%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall economic occupancy increased 30 basis points as a result of gains in the industrial, multifamily and retail sectors, partially offset by declines in occupancy in the office sector. Occupancy in the multifamily sector increased due to the lease-up of units at the Ashby that were vacant for renovation in the first quarter of 2004. Industrial occupancy increased 350 basis points due to leasing activity in the core portfolio and a combined occupancy of 97.0% for the properties acquired in 2004 (8880 Gorman Road and Dulles Business Park). Retail occupancy was positively impacted by completion of redevelopment activities in the fourth quarter of 2004 at Westminster Shopping Center, allowing for the move in of a large grocery anchor. Office occupancy decreased primarily due to the expiration of several leases that did not renew at 7900 Westpark, 1700 Research Boulevard and 515 King Street in the fourth quarter of 2004.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Property operating expenses	$10,294	$9,191	$1,103	12.0%
Real estate taxes	3,911	3,450	461	13.4%

	$14,205	$12,641	$1,564	12.4%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services and supplies, common area maintenance and other operating expenses.

Real estate operating expenses were 31.3% and 29.9% of real estate rental revenue in the first quarter of 2005 and 2004 respectively. The properties acquired in 2004 accounted for $0.4 million of the $1.1 million increase in property operating expenses and almost 43% of the $0.5 million increase in real estate taxes over the first quarter of 2004. Core property operating expenses increased $0.7 million as a result of higher utility costs driven by rate and energy tax increases and higher contract services. Core property real estate taxes increased $0.3 million based on increased tax assessments.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Depreciation and amortization	$10,565	$9,424	$1,141	12.1%
Interest expense	8,588	8,575	13	0.2%
General and administrative	2,232	1,229	1,003	81.6%

	$21,385	$19,228	$2,157	11.2%

The increase in depreciation and amortization expense over the first quarter of 2004 is primarily due to total acquisitions of $84.0 million and capital and tenant improvement expenditures of $33.2 million in 2004. The increase in depreciation and amortization expense due to the acquisitions in 2004 was $0.8 million.

Interest expense was flat in the first quarter of 2005 as compared to the first quarter of 2004 due to (1) a $0.8 million increase in line of credit interest expense resulting from higher average balances on both credit facilities due to acquisition activity in 2004; and (2) a $0.5 million increase in mortgage interest resulting from mortgage assumptions of $10.1 million with the acquisition of Shady Grove Medical Village II in August 2004, $19.5 million with the acquisition of Dulles Business Park in December 2004 and $24.3 million with the acquisition of Frederick Crossing Shopping Center in March 2005; offset by (3) lower interest expense on unsecured borrowings of $1.1 million due to the payoff of $55.0 million of 7.78% notes in November 2004; and (4) a $0.1 million increase in capitalized interest due to increased development spending. A summary of interest expense for the three months ended March 31, 2005 and March 31, 2004 (in thousands) appears below:

	Three months ended March 31,
Debt type	2005	2004
Notes payable	$5,146	$6,241
Mortgages	2,780	2,311
Lines of Credit	868	101
Capitalized interest	(206)	(78)

Total	$8,588	$8,575

General and administrative expenses were $2.2 million for the first quarter of 2005 as compared to $1.2 million for the same period in 2004 due primarily to increases in accounting fees, corporate salaries due to increased staffing, and the vesting of share grants awarded pursuant to our equity compensation plan.

DISCONTINUED OPERATIONS

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT sold the following properties during the quarter ended March 31, 2005:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950

		Total First Quarter, 2005	411,000	$67,500

The above properties, classified as discontinued operations effective November, 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with Statement of Financial Accounting Standards (SFAS) No 66, “Accounting for Sales of Real Estate”. $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005, and to fund the purchase of the Coleman Building on April 8, 2005, subsequent to quarter end, (discussed in Note 10 – Subsequent Events). $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2.

Discontinued operations for the first quarter of 2005 consist of the properties sold in February 2005. For the first quarter of 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues	$543	$2,112
Property expenses	(309)	(822)
Depreciation and amortization	—	(448)

	$234	$842

NET OPERATING INCOME

Real estate NOI is one of the key performance measures we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income is provided below.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the first quarter of 2005 compared to the first quarter of 2004. All amounts are in thousands except percentage amounts.

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$42,942	$42,190	$752	1.8%
Non-core (1)	2,445	74	2,371	n/a

Total Real Estate Rental Revenue	$45,387	$42,264	$3,123	7.4%

Real Estate Expenses
Core	$13,625	$12,632	$993	7.9%
Non-core (1)	580	9	571	n/a

Total Real Estate Expenses	$14,205	$12,641	$1,564	12.4%

Net Operating Income
Core	$29,317	$29,558	$(241)	(0.8)%
Non-core (1)	1,865	65	1,800	n/a

Total Net Operating Income	$31,182	$29,623	$1,559	5.3%

Reconciliation to Net Income
NOI	$31,182	$29,623
Other revenue	114	65
Interest expense	(8,588)	(8,575)
Depreciation and amortization	(10,565)	(9,424)
General and administrative expenses	(2,232)	(1,229)
Discontinued operations (2)	32,323	842

Net Income	$42,234	$11,302

Economic Occupancy	Q1 2005	Q1 2004
Core	91.2%	91.2%
Non-core (1)	96.8%	100.0%

Total	91.5%	91.2%

(1)	Non-core properties include:

2005 acquisition – Frederick Crossing

2004 acquisitions – 8880 Gorman Road, Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposal – 8230 Boone Boulevard.

NOI in the first quarter of 2005 was $1.6 million (5.3%) greater than in the same period in 2004 due largely to the acquisitions in 2004, which added 522,000 square feet of rental space and contributed $1.8 million to the increase in NOI.

Core properties experienced a $0.2 million (0.8%) decrease in NOI due to a $1.0 million increase in real estate expenses, which was offset somewhat by the $0.8 million increase in real estate revenue. Core real estate revenue increased due to rental rate and occupancy growth in the multifamily, industrial and retail sectors, which offset lower revenue in the office sector that was driven by lower occupancy and a slight decline in rental rates. The increase in core expenses was driven by the office and multifamily sectors, which contributed $0.6 million and $0.2 million, respectively, to the variance as a result of higher utility cost driven by rate and energy tax increases, higher real estate taxes driven by increased value assessments and an increase in contract services.

Overall economic occupancy increased in the first quarter of 2005 due to occupancy gains in the multifamily, industrial and retail sectors ranging from 200 to 370 basis points. These improvements offset a 230 basis point decline in office occupancy due to vacancies from tenants who did not renew their leases upon expiration in the fourth quarter of 2004. Core occupancy was flat at 91.2% for both the first quarter of 2005 and 2004 due to the aforementioned factors. As of March 31, 2005, 10.1% of the total commercial square footage leased is scheduled to expire in 2005. During the quarter, 76.3% of the square footage that expired was renewed, higher than our historical retention rate of 66%. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$22,384	$22,740	$(356)	(1.6)%
Non-core (1)	840	—	840	n/a

Total Real Estate Rental Revenue	$23,224	$22,740	$484	2.1%

Real Estate Expenses
Core	$7,487	$6,921	$566	8.2%
Non-core (1)	250	—	250	n/a

Total Real Estate Expenses	$7,737	$6,921	$816	11.8%

Net Operating Income
Core	$14,897	$15,819	$(922)	(5.8)%
Non-core (1)	590	—	590	n/a

Total Net Operating Income	$15,487	$15,819	$(332)	(2.1)%

Reconciliation to Net Income
NOI	$15,487	$15,819
Interest expense	(1,169)	(989)
Depreciation and amortization	(6,220)	(5,719)
Discontinued operations (2)	32,323	842

Net Income	$40,421	$9,953

Economic Occupancy	Q1 2005	Q1 2004
Core	88.6%	91.2%
Non-core (1)	96.1%	n/a

Total	88.9%	91.2%

(1)	Non-core properties include:

2004 acquisitions – Shady Grove Medical Village II and 8301 Arlington Boulevard

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposal – 8230 Boone Boulevard

Office sector NOI was $0.3 million (2.1%) lower than in the comparable period in 2004 due primarily to lower core real estate revenue of $0.3 million combined with a $0.6 million increase in core real estate expenses. Properties acquired in 2004 contributed $0.6 million in NOI.

Core office revenue decreased because rental rates were down almost 1% compared to the first quarter 2004 and occupancy was down by 260 basis points. These decreases were driven by the expiration of several leases in the fourth quarter of 2004 that were not renewed at 7900 Westpark, 1700 Research Boulevard and 515 King Street. One tenant retained approximately 50% of its space at 7900 Westpark, however at a reduced rate. Portions of the vacated space at 1700 Research Boulevard were subsequently leased to new tenants at lower rates. Core real estate expenses were higher due primarily to increased utility and real estate tax expenses driven by supplier rate increases and higher value assessments, respectively.

Core and overall economic occupancy decreased from approximately 91% to approximately 89% as a result of the aforementioned vacancies. As of March 31, 2005, 6.9% of the total office square footage leased is scheduled to expire in 2005. During the quarter, 70.9% of the square footage that expired was renewed, compared to 34.5% in the first quarter of 2004.

During the first quarter of 2005, we executed new leases for 329,555 square feet of office space at an average rent increase of 5.7%, including approximately 149,000 square feet for the renewal and expansion of World Bank at 1776 G Street.

Retail Sector

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$6,969	$6,766	$203	3.0%
Non-core (1)	109	—	109	n/a

Total Real Estate Rental Revenue	$7,078	$6,766	$312	4.6%

Real Estate Expenses
Core	$1,608	$1,476	$132	8.9%
Non-core (1)	10	—	10	n/a

Total Real Estate Expenses	$1,618	$1,476	$142	9.6%

Net Operating Income
Core	$5,361	$5,290	$71	1.3%
Non-core (1)	99	—	99	n/a

Total Net Operating Income	$5,460	$5,290	$170	3.2%

Reconciliation to Net Income
NOI	$5,460	$5,290
Interest expense	(36)	—
Depreciation and amortization	(1,228)	(927)

Net Income	$4,196	$4,363

Economic Occupancy	Q1 2005	Q1 2004
Core	96.4%	94.4%
Non-core (1)	100.0%	n/a

Total	96.4%	94.4%

(1)	Non-core properties include:

2005 acquisition – Frederick Crossing

Retail sector NOI increased in the first quarter of 2005 due to $0.1 million increases in both core and non-core NOI.

The increase in core NOI was due to a $0.2 million increase in revenues offset somewhat by a $0.1 million increase in expenses. The revenue improvement was driven by a 1.6% increase in rental rates due to tenants renewing leases at higher rates, and a 200 basis point increase in occupancy due to the move-in of the grocery anchor tenant at Westminster upon completion of the center’s redevelopment. Core real estate expenses increased due primarily to higher real estate taxes and contract snow removal costs.

As of March 31, 2005, 2.6% of the total retail square footage leased is scheduled to expire in 2005. During the quarter, 96.2% of the square footage that expired was renewed, compared to 92.6% in the first quarter of 2004.

During the first quarter of 2005, we executed new leases for 36,603 square feet of retail space at an average rent increase of 31.8%.

Multifamily Sector

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,459	$7,058	$401	5.7%

Real Estate Expenses
Core/Total	$3,120	$2,889	$231	8.0%

Net Operating Income
Core/Total	$4,339	$4,169	$170	4.1%

Reconciliation to Net Income
NOI	$4,339	$4,169
Interest expense	(1,064)	(1,069)
Depreciation and amortization	(1,211)	(1,196)

Net Income	$2,064	$1,904

Economic Occupancy	Q1 2005	Q1 2004
Core/Total	92.3%	88.6%

Multifamily NOI was higher in the first quarter of 2005 as compared to the same time period in 2004 because of a $0.4 million increase in real estate revenue offset somewhat by a $0.2 million increase in real estate expenses. Revenues were higher due to a 2.4% increase in rental rates that was generally portfolio-wide, combined with a 370 basis point increase in occupancy resulting from the completed renovation and occupancy of several units at the Ashby at McLean which were off the market in the first quarter of 2004, and higher occupancy at Bethesda Hill and Munson Hill Towers. The increase in real estate expenses was driven by higher utility costs, increased real estate taxes and higher advertising expense.

Industrial Sector

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$6,130	$5,626	$504	9.0%
Non-core (1)	1,496	74	1,422	n/a

Total Real Estate Rental Revenue	$7,626	$5,700	$1,926	33.8%

Real Estate Expenses
Core	$1,410	$1,346	$64	4.8%
Non-core (1)	320	9	311	n/a

Total Real Estate Expenses	$1,730	$1,355	$375	27.7%

Net Operating Income
Core	$4,720	$4,280	$440	10.3%
Non-core (1)	1,176	65	1,111	n/a

Total Net Operating Income	$5,896	$4,345	$1,551	35.7%

Reconciliation to Net Income
NOI	$5,896	$4,345
Interest expense	(511)	(253)
Depreciation and amortization	(1,894)	(1,305)

Net Income	$3,491	$2,787

Economic Occupancy	Q1 2005	Q1 2004
Core	94.6%	91.4%
Non-core (1)	97.0%	100.0%

Total	95.0%	91.5%

(1)	Non-core properties include:

2004 acquisitions – 8880 Gorman Road and Dulles Business Park

Industrial sector NOI was $1.6 million (35.7%) greater than in the comparable quarter in 2004 due to a $0.4 million increase in core NOI (10.3%) and the acquisition of 8880 Gorman Road in March 2004 and Dulles Business Park in December 2004, which together contributed $1.2 million in NOI.

The improvement in core NOI was due to a $0.5 million improvement in revenues, while real estate expenses increased slightly to $1.4 million. Core revenues increased due primarily to rental rate growth of 3.8% due primarily to tenants renewing leases at higher rates and a 320 basis point growth in occupancy driven by leasing activity at Pickett Industrial Park, Earhart and NVIP. As of March 31, 2005, 18.3% of the total industrial square footage leased is scheduled to expire in 2005. During the quarter, 65.6% of the square footage that expired was renewed, compared to 86.8% in the first quarter of 2004. Retention in the first quarter of 2005 was impacted by two large tenants that did not renew their leases at Crossroads and NVIP.

During the first quarter of 2005, we executed new leases for 186,099 square feet of industrial space at an average rent increase of 5.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our real estate operations and our unsecured credit facilities. As of March 31, 2005, we had approximately $5.5 million in cash and cash equivalents and $44.5 million available for borrowing under our unsecured credit facilities. In February 2005, we sold Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike for a combined sale price of $67.5 million. We used $31.0 million of the proceeds in February 2005 to pay down credit facility borrowings, $19.5 million toward the purchase of Frederick Crossing in March 2005 and $8.3 million toward the purchase of the Coleman Building in April 2005, subsequent to quarter end. In late April, 2005, we paid in full the remaining amounts outstanding under our unsecured credit facilities using proceeds from two issuances of $50 million unsecured notes (for a net total of $99.3 million) at 5.05% and 5.35%, respectively. This left $135.0 million currently available for borrowing under our credit facilities.

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

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $38.0 million to invest in our existing portfolio of operating assets, including approximately $13.0 million to fund tenant-related capital requirements;

•	Approximately $28.0 million to invest in our development projects;

•	Approximately $100.0 million to fund our expected property acquisitions;

We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public market, possible asset dispositions or funding acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general, Greater Washington-Baltimore regional, or tenant economic downturns, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions, or make necessary routine capital improvements or undertake redevelopment opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

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

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time; however, the capital markets may not consistently be available on terms that are attractive.

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder may be used for the acquisition of real estate and general corporate purposes.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at March 31, 2005 is summarized as follows (in thousands):

Fixed rate mortgages	$197,775
Unsecured credit facilities	90,500
Unsecured notes	320,000

$608,275

The $197.8 million in fixed rate mortgages, which includes $4.6 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 6.2% at March 31, 2005 and had a weighted average maturity of 5.5 years. Three of the fixed rate mortgages with an aggregate balance of $26.1 million at March 31, 2005, mature in late 2005. We anticipate paying these mortgages on their scheduled maturity dates utilizing credit facility borrowings.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $135.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $50.0 million unsecured credit facility expiring in July 2005. Of the $68.5 million outstanding under Credit Facility No.1 at March 31, 2005, $67.0 million was borrowed throughout 2004 to fund acquisitions ($46.8 million) and capital improvements to real estate ($13.2 million) and to pay down principal and interest due on the $55.0 million of 7.78% unsecured notes that matured in November 2004 ($7.0 million). The remaining $1.5 million outstanding was borrowed in March 2005 to fund capital improvements to real estate. In April 2005, we paid in full the $68.5 million outstanding under Credit Facility No. 1 using a portion of the proceeds from the April 2005 issuance of $100.0 million of unsecured notes. Of the $22.0 million outstanding under Credit Facility No. 2 at March 31, 2005, $19.0 million was borrowed in November 2004 as partial funding to pay down principal on the aforementioned $55.0 million of 7.78% unsecured notes and $3.0 million was borrowed during the first quarter of 2005 to fund certain capital improvements to real estate. In February 2005, we paid down $31.0 million outstanding under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we paid down the $22.0 million outstanding under Credit Facility No. 2 using a portion of the proceeds from the April 2005 $100.0 million unsecured notes issuance.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

Note Principal March 31, 2005
7.25% notes due 2006	$50,000
6.74% notes due 2008	60,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
7.25% notes due 2028	50,000

$320,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2004 10-K, all of which we met as of March 31, 2005.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the three months ended March 31, 2005 and 2004 (in thousands).

	Three months ended March 31,
	2005	2004
Common dividends	$16,486	$15,558
Minority interest distributions	32	61

	$16,518	$15,619

Dividends paid in the first quarter of 2005 as compared to the first quarter of 2004 increased as a result of a dividend rate increase from $0.3725 per share in March 2004 to $0.3925 per share in March 2005.

Acquisitions and Development

We acquired one property in 2005 and one property in 2004 (as of March 31) for a purchase price of $44.8 million and $11.5 million, respectively. The 2005 acquisition was financed through the assumption of a loan in the amount of $24.3 million bearing an interest rate of 5.95% per annum and escrowed proceeds of the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The 2004 acquisition was financed through a line of credit advance.

As of March 31, 2005, we had spent $15.9 million, including land costs, on two major development projects — Rosslyn Towers and South Washington Street — and one major redevelopment project at Foxchase Shopping Center. Spending during the first quarter of 2005 on these projects totaled $3.2 million compared to $1.1 million in the first quarter of 2004, which included $0.8 million in spending on the Westminster redevelopment project.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Three months ended March 31,
	2005	2004	Variance
Cash provided by operating activities	$20.2	$19.5	$0.7
Cash provided by/(used in) investing activities	$23.3	$(18.5)	$41.8
Cash used in financing activities	$(43.6)	$(0.5)	$(43.1)

Operations generated $20.2 million of net cash in the first quarter of 2005 compared to $19.5 million of net cash generated during the comparable period in 2004. The increase in cash flow was due primarily to additional income from assets acquired in 2004 and a decrease in outstanding receivables at quarter end in 2005 compared to 2004. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities generated net cash of $23.3 million in the first quarter of 2005 compared to the $18.5 million net cash used in the first quarter of 2004. This was primarily due to the $66.2 million in cash proceeds ($31.3 million of the proceeds were escrowed in a restricted cash account) from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike, partially offset by the purchase of Frederick Crossing for a purchase price of $44.8 million net of the assumption of a $24.3 million mortgage. We utilized $19.5 million in cash escrowed from the aforementioned disposition to fund a portion of the purchase price. Also, capital improvements to real estate increased $3.1 million due to increased spending on the development of Rosslyn Towers and South Washington Street and the renovation of Foxchase Shopping Center.

Our financing activities used net cash of $43.6 million in the first quarter of 2005 compared to $0.5 million in the first quarter of 2004. $26.5 million was repaid on our lines of credit compared with borrowings of $13.3 million in the first quarter of 2004 to fund acquisition activity. Additionally, there was a $0.9 million increase in dividends paid in the first quarter of 2005 due to a $0.02 per share dividend increase. Net proceeds from the exercise of share options decreased $2.2 million due to fewer options exercises.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Three months ended March 31,
	2005	2004
Earnings to fixed charges	2.1x	2.2x
Debt service coverage	3.2x	3.3x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$42,234	$11,302
Adjustments
Gain on Disposal	(32,089)	—
Depreciation and amortization	10,565	9,424
Discontinued operations depreciation and amortization	—	448

FFO as defined by NAREIT	$20,710	$21,174

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

Our interest rate risk has not changed significantly from what was disclosed in our 2004 Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

12. Computation of Ratios

31. Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a) Certification – Chief Executive Officer

(b) Certification – Senior Vice President

(c) Certification – Chief Financial Officer

32. Sarbanes-Oxley Act of 2002 Section 906 Certification

(a) Written Statement of Chief Executive Officer, Senior Vice President of Accounting, Administration and Corporate Secretary, and Chief Financial Officer

SIGNATURES

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

Date: May 6, 2005