Form 10-Q
period 2005-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2005-08-05
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED JUNE 30, 2005

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

YES ☒   NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, July 29, 2005.

SHARES OF BENEFICIAL INTEREST 42,123,032

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Land	$219,492	$205,590
Income producing property	953,084	899,004
Accumulated depreciation	(220,607)	(201,758)

Net income producing property	951,969	902,836
Development in progress	17,427	12,281

Total investment in real estate, net	969,396	915,117
Investment in real estate held for sale, net	—	34,158
Cash and cash equivalents	18,673	5,562
Restricted cash	4,261	388
Rents and other receivables, net of allowance for doubtful accounts of $2,868 and $2,605, respectively	22,553	21,423
Prepaid expenses and other assets	34,165	35,066
Other assets related to properties held for sale	—	679

Total assets	$1,049,048	$1,012,393

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$30,140	$22,586
Advance rents	5,179	5,108
Tenant security deposits	6,305	5,784
Other liabilities related to properties held for sale	—	848
Mortgage notes payable	196,960	173,429
Lines of credit payable	—	117,000
Notes payable	420,000	320,000

Total liabilities	658,584	644,755

Minority Interest	1,646	1,629

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 42,123 and 42,000 shares issued and outstanding	421	420
Additional paid-in capital	407,572	405,030
Distributions in excess of net income	(15,878)	(35,545)
Less: Deferred compensation on restricted shares	(3,297)	(3,896)

Total Shareholders’ Equity	388,818	366,009

Total Liabilities and Shareholders’ Equity	$1,049,048	$1,012,393

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Real estate rental revenue	$46,609	$42,623	$91,996	$84,888
Other income	207	115	321	180

	46,816	42,738	92,317	85,068
Expenses
Real estate expenses	13,986	12,604	28,192	25,245
Interest expense	9,283	8,614	17,870	17,189
Depreciation and amortization	12,967	9,650	23,531	19,075
General and administrative	2,092	1,727	4,325	2,956

	38,328	32,595	73,918	64,465

Other income from property settlement	504	—	504	—
Income from continuing operations	8,992	10,143	18,903	20,603
Discontinued operations:
Income from operations of properties held for sale	—	939	234	1,781
Gain on sale of real estate investment	1,883	—	33,973	—

	1,883	939	34,207	1,781

Net income	$10,875	$11,082	$53,110	$22,384

Net income per share – basic
Continuing operations	$0.21	$0.25	$0.45	$0.50
Discontinued operations	0.05	0.02	0.82	0.04

Net income per share –basic	$0.26	$0.27	$1.27	$0.54

Net income per share – diluted
Continuing operations	$0.21	$0.24	$0.45	$0.50
Discontinued operations	0.05	0.02	0.81	0.04

Net income per share – diluted	$0.26	$0.26	$1.26	$0.54

Weighted average shares outstanding – basic	41,932	41,638	41,899	41,605
Weighted average shares outstanding – diluted	42,059	41,838	42,023	41,831
Dividends paid per share	$0.4025	$0.3925	$0.7950	$0.7650

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2004	42,000	$420	$(3,896)	$405,030	$(35,545)	$366,009
Net income	—	—	—	—	53,110	53,110
Dividends	—	—	—	—	(33,443)	(33,443)
Share options exercised	127	1	—	2,674	—	2,675
Share grants and amortization, net of forfeitures	(4)	—	599	(132)	—	467

Balance, June 30, 2005	42,123	$421	$(3,297)	$407,572	$(15,878)	$388,818

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$53,110	$22,384
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(33,973)	—
Depreciation and amortization	23,531	19,993
Provision for losses on accounts receivable	613	519
Amortization and accrual of share grants	467	291
Changes in other assets	320	(1,042)
Changes in other liabilities	5,156	3,924

Net cash provided by operating activities	49,224	46,069
Cash flows from investing activities
Real estate acquisitions, net*	(29,814)	(11,682)
Net cash received from sale of real estate	68,080	—
Restricted cash held in escrow for tax-free exchanges	(3,470)	—
Capital improvements to real estate	(20,231)	(14,281)
Non-real estate capital improvements	(392)	(46)

Cash provided by (used in) investing activities	14,173	(26,009)
Cash flows from financing activities
Line of credit (repayments)/borrowings, net	(117,000)	13,250
Dividends paid	(33,443)	(31,952)
Principal payments – mortgage notes payable	(1,479)	(911)
Net proceeds from debt offering	98,961	—
Net proceeds from the exercise of share options	2,675	2,390

Net cash used in financing activities	(50,286)	(17,223)
Net increase in cash and cash equivalents	13,111	2,837
Cash and cash equivalents, beginning of period	5,562	5,467

Cash and cash equivalents, end of period	$18,673	$8,304

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,988	$14,034

*	Supplemental discussion of non-cash investing and financing activities: On March 23, 2005 we purchased Frederick Crossing Shopping Center for $44.8 million. We assumed a mortgage in the amount of $24.3 million, fair valued at $25.0 million, and funded the balance ($20.5 million) utilizing $1.0 million in credit facility borrowings and $19.5 million of the $31.3 million in cash escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The $24.3 million of assumed mortgage is not included in the $20.9 million shown as real estate acquisitions for the three months ended March 31, 2005, as the assumption of the mortgage was a non-cash acquisition cost. On April 9, 2005 we purchased the DBP Coleman Building for $8.8 million which was funded in part ($8.3 million) from cash escrowed from the aforementioned sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Federal Income Taxes

We believe we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. All except approximately $3.5 million of gains on the sale of properties disposed during the first six months of 2005 were reinvested in replacement properties. Gains from the property disposed in 2004 were distributed to the shareholders.

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

Within these notes to the financial statements, we refer to the three and six months ended June 30, 2005 as the “2005 Quarter” and “2005 Period”, respectively, and the three and six months ended June 30, 2004 as the “2004 Quarter” and “2004 Period”, respectively.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB25), “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method of adoption. On April 14, 2005 the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt SFAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. It is, however, expected to have some negative effect on consolidated net income.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $36,700 and $82,500 for the 2005 Quarter and 2005 Period, respectively, and $38,000 and $77,000 for the 2004 Quarter and the 2004 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.3 million for both the 2005 and 2004 Quarters and $0.6 million for both the 2005 and 2004 Periods.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Deferred Leasing Costs

Costs associated with the successful negotiation of leases are capitalized and amortized on a straight-line basis over the terms of the respective leases.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2005 Quarter and 2005 Period was $11.6 million and $21.0 million, respectively, and $8.5 million and $16.8 million for the 2004 Quarter and 2004 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $234,000 and $441,000 for the 2005 Quarter and 2005 Period, respectively, and $254,000 and $332,000 for the 2004 Quarter and 2004 Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2005 and 2004 periods.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through expenses, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2005 and December 31, 2004 are as follows (in millions):

	June 30, 2005	December 31, 2004
Tenant Origination Costs	$7.1	$6.3
Leasing Commissions	$4.5	$4.1
Net Lease Intangible Assets	$4.4	$4.8
Net Lease Intangible Liabilities	$6.3	$3.4

Amortization of these components combined was $0.7 million for the 2005 Quarter and $1.5 million for the 2005 Period and $0.5 million and $0.9 million for the 2004 Quarter and 2004 Period, respectively.

No value had been assigned to Customer Relationship Value at June 30, 2005 or December 31, 2004.

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

Restricted Cash

Restricted cash at June 30, 2005 consists of $3.5 million in funds escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005 to be used solely for real estate acquisitions, and $0.8 million of escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. At December 31, 2004, restricted cash of $0.4 million consisted only of the lender required replacement reserves.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vest over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost for stock options.

Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	For the Quarter ended June 30,		For the Period ended June 30,
	2005	2004	2005	2004
Pro-forma Information
Net income, as reported	$10,875	$11,082	$53,110	$22,384
Add: Stock-based employee compensation expense included in reported net income	271	167	557	292
Deduct: Total stock-based employee compensation expense determined under fair value method	(290)	(259)	(595)	(477)

Pro-forma net income	$10,856	$10,990	$53,072	$22,199

Earnings per share:
Basic – as reported	$0.26	$0.27	$1.27	$0.54
Basic – pro-forma	$0.26	$0.26	$1.27	$0.53
Diluted – as reported	$0.26	$0.26	$1.26	$0.54
Diluted – pro-forma	$0.26	$0.26	$1.26	$0.53

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2005	December 31, 2004
Office	$634,386	$628,200
Retail	193,154	145,757
Multifamily	140,900	131,618
Industrial/Flex	221,563	211,300

	$1,190,003	$1,116,875

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

We had no properties classified as held for sale during the 2005 period, and three held for sale at December 31, 2004 as follows (in thousands):

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

WRIT acquired the following properties during the 2005 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
March 23, 2005	Frederick Crossing	Retail	294,724	$44,800
April 8, 2005	Coleman Building	Industrial	59,767	8,800

		Total 2005 Period	354,491	$53,600

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisitions of Frederick Crossing and the Coleman Building resulted in the recognition of $1.7 million in tenant origination costs, $0.9 million in leasing commissions, $65,000 in net intangible lease assets, and $3.4 million in net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

WRIT sold the following properties during the 2005 Period:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950

		Total 2005 Period	411,000	$67,500

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

The above properties, classified as discontinued operations effective November 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2. Discontinued operations for the 2005 Quarter and 2005 Period consist of the properties sold in February 2005. For the 2004 Quarter and 2004 Period, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. In addition there was a gain of $1.9 million recognized in the 2005 Quarter previously deferred from the sale of Boone Boulevard.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	For the Quarter ended June 30,		For the Period ended June 30,
	2005	2004	2005	2004
Revenues	$—	$2,205	$543	$4,317
Property expenses	—	(796)	(309)	(1,618)
Depreciation and amortization	—	(470)	—	(918)

	$—	$939	$234	$1,781

Operating income by property is summarized below (in thousands):

	For the Quarter ended June 30,		For the Period ended June 30,
Property	2005	2004	2005	2004
8230 Boone Boulevard	$—	$110	$2	$155
7700 Leesburg Pike	—	227	90	399
Tycon Plaza II	—	343	30	711
Tycon Plaza III	—	259	112	516

Total	$—	$939	$234	$1,781

Other Income from Property Settlement

In the 2005 quarter we received the final proceeds as compensation for an action by the Maryland State Highway Administration. Curb access to one of our retail properties was closed to the detriment of tenant delivery vehicles. After independent appraisals and engineering studies the state compensated WRIT for this loss of use. The total amount of this compensation was $543,000 and the other income (net of legal, engineering and other professional fees) recorded was $504,000.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	June 30, 2005	December 31, 2004
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bear interest at 7.69% per annum. Principal and interest are payable monthly until September 15, 2005, at which time all unpaid principal and interest are payable in full.	$18,347	$18,658

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bears interest at 7.88% per annum. Principal and interest are payable monthly until November 1, 2005, at which time all unpaid principal and interest are payable in full.	7,553	7,677

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum, and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,335	8,487

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,398	6,491

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,610	48,911

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	11,023	11,149

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,786	22,056

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,908	—

	$196,960	$173,429

Total carrying amount of the above mortgaged properties was $336.2 million and $282.0 million at June 30, 2005 and December 31, 2004, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Scheduled principal payments for the remaining six months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

Total Principal Payments
2005	$27,181
2006	8,660
2007	9,981
2008	2,242
2009	52,369
Thereafter	96,527

Total	$196,960

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2005, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No.1”) and a $50.0 million line of credit maturing in July 2005 (“Credit Facility No. 2”).

Credit Facility No. 1

We had no balance outstanding as of June 30, 2005 related to Credit Facility No. 1, with $85.0 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $67.0 million was outstanding under this facility. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred $162,900 and $687,400 in interest expense (excluding facility fees) for the 2005 Quarter and 2005 Period, respectively, representing an average interest rate of 3.43% and 3.20% respectively, per annum. We incurred $59,900 and $72,200 in interest expense (excluding facility fees) for the 2004 Quarter and 2004 Period, respectively, representing an average interest rate of 1.79% and 1.78%, respectively, per annum. In April 2005, we paid in full the outstanding balance under Credit Facility No. 1 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable).

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred unused commitment fees of $6,600 and $27,700, for the 2004 Quarter, and 2004 Period, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with JP Morgan Chase Bank, NA and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. The new Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $33,800 and $66,000, for the 2005 Quarter, and 2005 Period, respectively.

Credit Facility No. 2

We had no balance outstanding as of June 30, 2005 related to Credit Facility No. 2 with $50.0 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $50.0 million was outstanding under this facility. Advances under this agreement bear interest at LIBOR plus a spread or an advance can be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances were due and payable upon maturity in July 2005. Interest only payments were due and payable generally on a monthly basis. We incurred $54,600 and $304,000 in interest expense (excluding facility fees) for 2005 Quarter and 2005 Period, respectively, representing an average interest rate of 3.57% and 3.28%, respectively, per annum and no interest expense (excluding facility fees) for the 2004 Quarter and 2004 Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. We incurred unused commitment fees of $22,200 and $31,700, for the 2005 Quarter, and 2005 Period, respectively, and $25,300 and $50,800, for the 2004 Quarter, and 2004 Period, respectively.

In February 2005, we repaid $31.0 million outstanding under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we repaid the remaining outstanding balance under Credit Facility No. 2 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable).

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million associated with current development projects. The New Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable on a monthly basis.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of June 30, 2005. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

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

On November 6, 2000 we sold $55.0 million of 7.78% unsecured notes due November 2004. The notes bore an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit. We paid off the notes on November 15, 2004, with a $50.0 million advance under Credit Facility No. 2 and a $7.0 million advance under Credit Facility No. 1.

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

These notes contain certain financial and non-financial covenants, all of which we have met as of June 30, 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

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

Scheduled maturity dates of the securities for the remaining six months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

2005	$—
2006	50,000
2007	—
2008	60,000
2009	—
Thereafter	310,000

$420,000

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

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and executives. The first cash benefits under the amended short-term plan will be paid in late 2005, and the first restricted stock grants under the amended long-term plan will be made in 2006, in each case based upon 2005 results. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets for funds from operations (FFO) per share (a non-GAAP financial measure) and EBITDA as defined by the revised plan (earnings before interest, taxes, depreciation and amortization). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on WRIT’s five-year rolling average total shareholder return compared to a weighted-average peer group. The awards will be granted in the form of restricted shares pursuant to WRIT’s existing share grant plan, will vest ratably over a five-year period from the date of grant and will not be permitted to be sold until the entire award has vested.

Also in November 2004, the Board of Trustees approved revisions to the trustee compensation plan, under which the first cash and share grant benefits will be paid in 2005. Under this plan, annual long-term incentive compensation for trustees is changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These restricted shares will vest immediately and will be restricted from sale for the period of the Trustees’ service. Additionally, the amounts of certain fees and retainers were amended.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Other Benefit Plans

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, the company may make discretionary contributions on behalf of eligible employees. For the 2005 Quarter and 2005 Period, the company made contributions to the 401(k) plan of $77,000 and $146,000, respectively. For the 2004 Quarter and 2004 Period, the company made contributions to the 401(k) plan of $69,000 and $136,000, respectively.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made. Subsequent to July 2002 we discontinued premium advances under this plan for the benefit of executive officers. The company paid premiums for non executive company officers of $0.0 million and $0.2 million for the 2005 Quarter and 2005 Period, respectively, and $0.2 million and $0.4 million for the 2004 Quarter and 2004 Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.5 million and $1.3 million at June 30, 2005 and December 31, 2004, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Upon the CEO’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the CEO will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for the SERP in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost for the 2005 Quarter and 2005 Periods, of $102,000 and $203,000, respectively, and $91,000 and $172,000 for the 2004 Quarter and 2004 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	For the Quarter ended June 30,		For the Period ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$8,992	$10,143	$18,903	$20,603
Discontinued operations including gain on sale of real estate	1,883	939	34,207	1,781

Net income	$10,875	$11,082	$53,110	$22,384
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	41,932	41,638	41,899	41,605
Effect of dilutive securities:
Employee stock option and share grant awards	127	200	124	226

Denominator for diluted per share amounts	42,059	41,838	42,023	41,831

Income from continuing operations per share
Basic	$0.21	$0.25	$0.45	$0.50
Diluted	$0.21	$0.24	$0.45	$0.50
Discontinued operations, including gain on sale of real estate, per share
Basic	$0.05	$0.02	$0.82	$0.04
Diluted	$0.05	$0.02	$0.81	$0.04
Net income per share
Basic	$0.26	$0.27	$1.27	$0.54
Diluted	$0.26	$0.26	$1.26	$0.54

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

Real estate revenue as a percentage of total revenue for each of the four reportable operating segments is as follows:

	Quarter Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Office Buildings	50%	53%	51%	54%
Retail Centers	18%	16%	17%	16%
Multifamily Properties	16%	17%	16%	17%
Industrial/Flex Centers	16%	14%	16%	13%

Real estate assets as a percentage of total assets for each of the four reportable operating segments are as follows:

	June 30, 2005	December 31, 2004
Office Buildings	53%	56%
Retail Centers	16%	13%
Multifamily Properties	12%	12%
Industrial/Flex Centers	19%	19%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

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

Segment Information (in thousands):

Quarter Ended June 30, 2005
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Center	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$23,236	$8,132	$7,579	$7,662	$—	$46,609
Other income	—	—	—	—	207	207

	23,236	8,132	7,579	7,662	207	46,816
Expenses
Real estate expenses	7,408	1,786	3,010	1,782	—	13,986
Interest expense	1,168	351	1,063	509	6,192	9,283
Depreciation and amortization	6,276	3,215	1,273	1,999	204	12,967
General and administration	—	—	—	—	2,092	2,092

	14,852	5,352	5,346	4,290	8,488	38,328
Other income from property settlement	—	504	—	—	—	504
Discontinued operations	1,883	—	—	—	—	1,883

Net Income	$10,267	$3,284	$2,233	$3,372	$(8,281)	$10,875

Capital expenditures	$3,911	$1,319	$4,640	$469	$38	$10,377

Total assets	$544,853	$175,853	$98,343	$194,102	$35,897	$1,049,048

Quarter Ended June 30, 2004
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$22,800	$6,803	$7,175	$5,845	$—	$42,623
Other income	—	—	—	—	115	115

	22,800	6,803	7,175	5,845	115	42,738
Expenses
Real estate expenses	6,906	1,576	2,817	1,305	—	12,604
Interest expense	1,106	—	1,067	252	6,189	8,614
Depreciation and amortization	5,945	907	1,197	1,363	238	9,650
General and administration	—	—	—	—	1,727	1,727

	13,957	2,483	5,081	2,920	8,154	32,595
Other income from property settlement	—	—	—	—	—	—
Discontinued operations	939	—	—	—	—	939

Net Income	$9,782	$4,320	$2,094	$2,925	$(8,039)	$11,082

Capital expenditures	$3,844	$1,191	$2,146	$323	$21	$7,525

Total assets	$568,439	$127,495	$84,504	$138,221	$18,807	$937,466

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Period Ended June 30, 2005

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$46,461	$15,209	$15,038	$15,288	$—	$91,996
Other income	—	—	—	—	321	321

	46,461	15,209	15,038	15,288	321	92,317
Expenses
Real estate expenses	15,145	3,405	6,130	3,512	—	28,192
Interest expense	2,338	386	2,126	1,020	12,000	17,870
Depreciation and amortization	12,496	4,441	2,485	3,893	216	23,531
General and administration	—	—	—	—	4,325	4,325

	29,979	8,232	10,741	8,425	16,541	73,918
Other income from property settlement	—	504	—	—	—	504
Discontinued operations	34,207	—	—	—	—	34,207

Net Income	$50,689	$7,481	$4,297	$6,863	$(16,220)	$53,110

Capital expenditures	$6,279	$2,547	$10,084	$1,322	$392	$20,624

Period Ended June 30, 2004

	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$45,540	$13,569	$14,234	$11,545	$—	$84,888
Other income	—	—	—	—	180	180

	$45,540	$13,569	$14,234	11,545	180	85,068
Expenses
Real estate expenses	13,826	3,052	5,705	2,662	—	25,245
Interest expense	2,095	—	2,135	505	12,454	17,189
Depreciation and amortization	11,664	1,836	2,393	2,666	516	19,075
General and administration	—	—	—	—	2,956	2,956

	27,585	4,888	10,233	5,833	15,926	64,465
Other income from property settlement	—	—	—	—	—	—

Discontinued operations	1,781	—	—	—	—	1,781

Net Income	$19,736	$8,681	$4,001	$5,712	$(15,746)	$22,384

Capital expenditures	$7,731	$2,277	$3,612	$661	$46	$14,327

NOTE 10: SUBSEQUENT EVENTS

On July 25, 2005, subsequent to the end of the second quarter 2005, Credit Facility No. 2 was renewed with SunTrust Bank as an unsecured revolving credit facility of $70.0 million. Interest only payments are due on a monthly basis until the maturity of this facility at July 25, 2008 (See Note 5 – Unsecured Lines of Credit Payable).

On July 29, 2005, we acquired Albemarle Point in Chantilly, Virginia for $67.0 million. Albemarle is a 29 acre business park with five single story flex buildings totaling 207,000 square feet and one office building totaling 89,000 square feet. The acquisition was funded with cash on hand and borrowing of $63.0 million on our Credit Facility No. 2 discussed above.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

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

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) and six months (hereinafter referred to as the “Period”) ended June 30, 2005 and 2004, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of June 30, 2005, we owned a diversified portfolio of 67 properties, consisting of 12 retail centers, 27 office properties, 19 industrial/flex properties and 9 multifamily properties, totaling 10 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results in the second quarter of 2005 as compared to the second quarter of 2004, showed continued improvement in both occupancy and rental rate growth. In the office sector the overall metro market continued steady improvement as did virtually all submarkets during the quarter. Northern Virginia vacancy rates decreased from the first quarter with large government contractors such as BAE Systems, Titan and General Dynamics dominating the activity. However, overall vacancy in Northern

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Virginia remains high at 10.1%. Similarly, WRIT’s largest vacancies remain at 7900 Westpark at Tyson’s Corner and with good current leasing prospects, progress to reduce this vacancy is expected. Office vacancies decreased slightly in the suburban Maryland submarket, reflected in the improved leasing activity at our Maryland Trade Centers. WRIT’s retail centers have remained strong at over 98% leased at quarter end reflecting the retail market throughout the Metropolitan region. The multifamily market continued modest improvement in occupancies and rental rates. The best and most active areas continue to be the close-in Northern Virginia submarkets and the District of Columbia. Suburban Maryland has improved over the first quarter however, it continues to lag the other sub markets due to the continued supply and demand imbalance. The WRIT industrial portfolio suffered three large vacancies during the second quarter comprising 136,000 square feet of space. The largest of these vacancies is at the 69,000 square foot Pepsi Warehouse in Maryland which has seen substantial interest from leasing and purchase prospects.

Progress continues on our ground-up development and major redevelopment projects at Rosslyn Towers, South Washington Street and Foxchase Shopping Center. Demolition has begun at South Washington Street as well as in the development area of the Foxchase Shopping Center where we expect to deliver a pad site to a large grocery store chain in the fourth quarter 2005. This tenant will begin constructing their store for an anticipated opening in late 2006 at which time rent is expected to commence.

GENERAL

During the 2005 Period we completed the following significant transactions:

•	The acquisition of one Retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable retail space which was 100% leased as of the end of the 2005 Period, and one Industrial property for a purchase price of $8.8 million, adding approximately 60,000 square feet of rentable industrial space which was 100.0% leased as of the end of the 2005 Period.

•	The disposition of three office buildings, totaling approximately 411,000 square feet, for a gain of approximately $32.1 million.

•	The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359%, respectively.

•	The investment of $5.7 million in the major development and redevelopment of several properties.

•	The execution of new leases for 887,000 square feet of office, retail and industrial space, combined.

During the 2004 Period we completed the following significant transactions:

•	The acquisition of one Industrial property, for an aggregate investment of $11.7 million, adding approximately 141,700 square feet of rentable space.

•	The execution of new leases for 623,000 square feet of office, retail and industrial space, combined.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through expenses, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. The remaining components, Leasing Commissions and net Lease Intangible, are included in other assets and other liabilities on our balance sheet. We have attributed no value to Customer Relationship Value as of June 30, 2005 or December 31, 2004.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2005 and 2004 periods.

Federal Income Taxes

We believe we have qualified as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. All except approximately $3.5 million of gains on the sale of properties disposed during the 2005 Period were reinvested in replacement properties. We distributed 100% of our 2004 ordinary taxable income, and the gains from the property disposed in 2004, to shareholders.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarter and Period ended June 30, 2005 and 2004, respectively. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. Two properties were acquired during the 2005 Period and one property was acquired during the 2004 Period. Three properties were sold in 2005 and are classified as Discontinued Operations for the 2005 Period. These three properties and one additional property, sold in November, 2004, are classified as Discontinued Operations for the 2004 Period.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2005	2004	$Change	% Change	2005	2004	$Change	% Change
Minimum base rent	$41,866	$38,445	$3,421	8.9%	$82,364	$76,585	$5,779	7.5%
Recoveries from tenants	3,659	3,111	548	17.6%	7,458	5,998	1,460	24.3%
Parking and other tenant charges	1,084	1,067	17	1.6%	2,174	2,305	(131)	(5.7%)

	$46,609	$42,623	$3,986	9.4%	$91,996	$84,888	$7,108	8.4%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $3.4 million (8.9%) in the 2005 Quarter and $5.8 million (7.5%) in the 2005 Period compared to the 2004 Quarter and Period, respectively, primarily due to the two office, one retail and three industrial properties acquired in 2004 and year-to-date in 2005. These acquisitions accounted for $2.9 million and $5.0 million of the increase in minimum base rent in the 2005 Quarter and Period over the 2004 Quarter and Period, respectively and $0.4 million and $0.7 million of the increase in recoveries from tenants, respectively. Total real estate revenue from core properties in the 2005 Quarter increased $0.6 million over the prior year driven by increased occupancy in the multifamily and retail sectors and increases in rental rate growth in the multifamily and industrial sectors offset by decreased occupancy in the office sector. In the 2005 Period, real estate revenue from core properties was higher ($1.4 million) than in the 2004 Period due to the increase in occupancy and rental rates in the multifamily sector and an increase in rental rates in the industrial sector.

A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

	Quarter Ended June 30,			Period Ended June 30,
Sector	2005	2004	Change	2005	2004	Change
Office	89.8%	90.6%	(0.8%)	89.3%	90.9%	(1.6%)
Retail	97.2%	94.6%	2.6%	96.8%	94.5%	2.3%
Multifamily	93.7%	90.4%	3.3%	93.0%	89.5%	3.5%
Industrial	92.9%	92.6%	0.3%	93.9%	92.1%	1.8%

Total	92.0%	91.4%	0.6%	91.8%	91.3%	0.5%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall economic occupancy increased 60 basis points for the 2005 Quarter and 50 basis points for the 2005 Period as a result of occupancy gains in the retail, multifamily and industrial sectors, partially offset by a decline in occupancy in the office sector. Occupancy in the multifamily sector increased due to the lease-up of units at the Ashby that were vacant for renovation in 2004. Industrial occupancy increased 30 basis points in the 2005 Quarter over the 2004 Quarter and 180 basis points in the 2005 Period over the 2004 Period due to leasing activity in the core portfolio and a combined occupancy of 97.0% in the 2005 Quarter and Period for the properties acquired in 2005 (Coleman Building) and 2004 (8880 Gorman Road and Dulles Business Park). Retail occupancy was positively impacted by completion of redevelopment activities in the fourth quarter of 2004 at Westminster Shopping Center, allowing for the move in of a large grocery anchor. Office occupancy decreased primarily due to the expiration of several leases that did not renew at 7900 Westpark, 1700 Research Boulevard and 515 King Street in the fourth quarter of 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Property operating expenses	$10,034	$9,127	$907	9.9%	$20,328	$18,318	$2,010	11.0%
Real estate taxes	3,952	3,477	475	13.7%	7,864	6,927	937	13.5%

	$13,986	$12,604	$1,382	11.0%	$28,192	$25,245	$2,947	11.7%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 30.0% and 30.6% of revenue in the 2005 Quarter and Period, respectively, and 29.6% and 29.7% of revenue in the 2004 Quarter and Period, respectively. The properties acquired in 2004 and 2005 accounted for $0.4 million of the $0.9 million increase in property operating expenses and almost $0.3 million of the $0.5 million increase in real estate taxes over the 2004 Quarter. Core property operating expenses increased $0.5 million as a result of higher utility costs, real estate taxes and marketing and other administrative expenses.

Properties acquired in 2004 and 2005 accounted for $0.8 million of the $2.0 million increase in property operating expenses and almost $0.5 of the $0.9 million increase in real estate taxes over the 2004 Period. Core property operating expenses increased $1.2 million as a result of higher utility costs, real estate taxes and other administrative expenses.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Depreciation & amortization	$12,967	$9,650	$3,317	34.4%	$23,531	$19,075	$4,456	23.4%
Interest expense	9,283	8,614	669	7.8%	17,870	17,189	681	4.0%
General & administrative	2,092	1,727	365	21.1%	4,325	2,956	1,369	46.3%

	$24,342	$19,991	$4,351	21.8%	$45,726	$39,220	$6,506	16.6%

Depreciation and amortization expense increased $3.3 million (34.4%) to $13.0 million in the 2005 Quarter from $9.7 million in the 2004 Quarter and increased $4.5 million (23.4%) to $23.5 million in the 2005 Period from $19.1 million in the 2004 Period, due primarily to total acquisitions of $138.8 million and capital and tenant improvement expenditures of $53.5 million in 2004 and in the 2005 Period, combined. In the 2005 Quarter and Period, $1.2 million and $2.0 million, respectively, of the increase in depreciation and amortization expense was from properties acquired in 2005 and 2004. Core properties contributed $2.1 million in the 2005 Quarter and $2.5 million in the 2005 Period to the increase in depreciation and amortization including $1.9 million of increased depreciation expense related to the redevelopment of 718 East Jefferson Street, 800 South Washington Street and Foxchase Shopping Center.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Interest expense increased $0.7 million to $9.3 million in the 2005 Quarter and $0.7 million to $17.9 million in the 2005 Period. The increase in interest expense for the current quarter over the prior quarter was primarily due to an increase of $0.7 million in mortgage interest resulting from mortgage assumptions with certain acquisitions. The increase in interest expense for the current period over the prior period is due to the increased mortgage debt described above as well as an increase in short term borrowing on the lines of credit to fund acquisitions. In the current period, this was offset by a reduction in interest on long-term debt as a result of the payoff of $55.0 million of 7.78% notes in November, 2004. A summary of interest expense for the Quarter and Period ended June 30, 2005 and 2004, respectively, appears below (in millions):

	Quarter Ended June 30,			Period Ended June 30,
Debt Type	2005	2004	$ Change	2005	2004	$ Change
Notes payable	$6.1	$6.3	$(0.2)	$11.3	$12.6	$(1.3)
Mortgages	3.1	2.4	0.7	5.9	4.7	1.2
Lines of credit	0.3	0.1	0.2	1.2	0.2	1.0
Capitalized interest	(0.2)	(0.2)	—	(0.5)	(0.3)	(0.2)

Total	$9.3	$8.6	$0.7	$17.9	$17.2	$0.7

General and administrative expenses increased to $2.1 million for the 2005 Quarter compared to $1.7 million for the 2004 Quarter, and $4.3 million for the 2005 Period compared to $3.0 million for the 2004 Period primarily due to higher compensation expense and accounting fees.

DISCONTINUED OPERATIONS

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT sold the following properties during the 2005 Period:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)	Gain on Sale
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150	$8,527
February 1, 2005	Tycon Plaza II	Office	127,000	19,400	8,867
February 1, 2005	Tycon Plaza III	Office	137,000	27,950	14,696

		Total 2005 Period	411,000	$67,500	$32,090

The above properties, classified as discontinued operations effective November, 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax –free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005, and to fund the purchase of the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2. In addition there was a gain of $1.9 million recognized in the 2005 Quarter previously deferred from the sale of Boone Boulevard.

Discontinued operations for the 2005 Quarter and Period consist of the properties sold in February 2005. For the 2004 Quarter and period, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter ended June 30,		Period ended June 30,
	2005	2004	2005	2004
Revenues	$—	$2,205	$543	$4,317
Property expenses	—	(796)	(309)	(1,618)
Depreciation and amortization	—	(470)	—	(918)

	$—	$939	$234	$1,781

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

income, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income is provided below.

2005 Quarter Compared to the 2004 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2005 Quarter compared to the 2004 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$43,266	$42,623	$643	1.5%
Non-core (1)	3,343	—	3,343	—

Total Real Estate Rental Revenue	$46,609	$42,623	$3,986	9.4%
Real Estate Expenses
Core	$13,280	$12,604	$676	5.4%
Non-core (1)	706	—	706	—

Total Real Estate Expenses	$13,986	$12,604	$1,382	11.0%
Net Operating Income
Core	$29,986	$30,019	$(33)	(0.1)%
Non-core (1)	2,637	—	2,637	—

Total Net Operating Income	$32,623	$30,019	$2,604	8.7%

Reconciliation to Net Income
NOI	$32,623	$30,019
Other revenue	207	115
Other income from property settlement	504	—
Interest expense	(9,283)	(8,614)
Depreciation and amortization	(12,967)	(9,650)
General and administrative expenses	(2,092)	(1,727)
Discontinued operations(2)	1,883	939

Net Income	$10,875	$11,082

	Quarter Ended June 30,
	2005	2004
Economic Occupancy
Core	91.7%	91.4%
Non-core (1)	97.2%	—

Total	92.0%	91.4%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing, Coleman Building

2004 acquisitions – Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposals – 8230 Boone Boulevard

We recognized NOI of $32.6 million in the 2005 Quarter, which was $2.6 million or 8.7% greater than in the 2004 Quarter due largely to our acquisitions in the last twelve months, which added 736,300 square feet of net rentable space. These acquired properties contributed $2.6 million in NOI in the 2005 Quarter (8.0% of total NOI).

Core properties experienced a slight decrease (0.1%) in NOI due primarily to a $0.7 million increase in real estate expenses, which offset the $0.6 million increase in real estate revenue. Real estate revenue benefited from increased occupancy and

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

rental rates in the Industrial and Mulitfamily sectors offset somewhat by increased vacancy and reduced rental rates in the Office sector. The increase in core expenses was driven by the Office and Residential sectors, which contributed $0.3 million and $0.2 million, respectively, to the increase as a result of higher real estate taxes, utilities and administrative expenses.

Overall economic occupancy increased from 91.4% in the 2004 Quarter to 92.0% in the 2005 Quarter as core economic occupancy increased slightly from 91.4% to 91.7%, due largely to increases in the Retail and Multifamily sectors, offset somewhat by a 100 basis point decrease in core Office sector occupancy. As of June 30, 2005, 6.0% of the total commercial square footage leased is scheduled to expire in 2005. During the quarter, 37.1% of the square footage that expired was renewed. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$22,444	$22,800	$(356)	(1.6)%
Non-core (1)	792	—	792	n/a

Total Real Estate Rental Revenue	$23,236	$22,800	$436	1.9%
Real Estate Expenses
Core	$7,180	$6,906	$274	4.0%
Non-core (1)	228	—	228	n/a

Total Real Estate Expenses	$7,408	$6,906	$502	7.3%
Net Operating Income
Core	$15,264	$15,894	$(630)	(4.0)%
Non-core (1)	564	—	564	n/a

Total Net Operating Income	$15,828	$15,894	$(66)	(0.4)%

Reconciliation to Net Income
NOI	$15,828	$15,894
Interest expense	(1,168)	(1,106)
Depreciation and amortization	(6,276)	(5,945)
Discontinued operations(2)	1,883	939

Net Income	$10,267	$9,782

	Quarter Ended June 30,
	2005	2004
Economic Occupancy
Core	89.6%	90.6%
Non-core (1)	95.1%	—

Total	89.8%	90.6%

(1)	Non-core properties include:

2004 acquisitions – Shady Grove Medical Village II and 8301 Arlington Boulevard

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposals – 8230 Boone Boulevard

The Office sector recognized NOI of $15.8 million in the 2005 Quarter, which was $0.1 million, or 0.4%, lower than in the 2004 Quarter primarily due to decreased minimum rent as a result of lower occupancy.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Office sector NOI was $0.1 million (0.4%) lower than in the comparable quarter in 2004 due primarily to lower core real estate revenue of $22.4 million combined with a $0.3 million increase in core real estate expenses. Properties acquired in 2005 and 2004 contributed $0.6 million (3.6%) to NOI.

Core office rental revenue decreased because rental rates were down 0.5% compared to the second quarter 2004 and occupancy was down 100 basis points. These decreases were driven by the expiration of several leases in the fourth quarter of 2004 that were not renewed at 7900 Westpark, 1700 Research Boulevard and 515 King Street. Core real estate expenses were higher due primarily to increased utility and real estate tax expenses as a result of supplier rate increases and higher value assessments, respectively.

Core economic occupancy decreased from 90.6% to 89.6% as a result of the aforementioned vacancies. As of June 30, 2005, 4.2% of the total office square footage leased is scheduled to expire in 2005. During the quarter, 57.2% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 95,500 square feet of office space at an average rent increase of 1.4%.

Retail Sector

	Quarter Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$7,000	$6,803	$197	2.9%
Non-core (1)	1,132	—	1,132	n/a

Total Real Estate Rental Revenue	$8,132	$6,803	$1,329	19.5%
Real Estate Expenses
Core	$1,609	$1,576	$33	2.1%
Non-core (1)	177	—	177	n/a

Total Real Estate Expenses	$1,786	$1,576	$210	13.3%
Net Operating Income
Core	$5,391	$5,227	$164	3.1%
Non-core (1)	955	—	955	n/a

Total Net Operating Income	$6,346	$5,227	$1,119	21.4%

Reconciliation to Net Income
NOI	$6,346	$5,227
Interest Expense	(351)	—
Depreciation and amortization	(3,215)	(907)

Net Income	$2,780	$4,320

	Quarter Ended June 30,
	2005	2004
Economic Occupancy
Core	96.7%	94.6%
Non-core (1)	100.0%	—

Total	97.2%	94.6%

(1)	Non-core properties include:

2005 acquisition – Frederick Crossing

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Retail sector NOI increased in the 2005 Quarter to $6.4 million from $5.2 million in the 2004 Quarter. The acquisition in March, 2005 contributed $1.0 million (15.0%) to NOI.

The increase in core NOI of $0.2 million was due to a $0.2 million increase in revenues offset somewhat by a slight increase in expenses. The revenue improvement was driven by a 1.1% increase in rental rates due to tenants renewing leases at higher rates, and a 210 basis point increase in occupancy due to the move-in of the grocery anchor tenant at Westminster upon completion of the center’s redevelopment. Core real estate expenses increased slightly due to higher real estate taxes.

As of June 30, 2005, 1.5% of the total retail square footage leased is scheduled to expire in 2005. During the quarter, 92.3% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 47,400 square feet of retail space at an average rent increase of 20.4%.

Multifamily Sector

	Quarter Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,579	$7,175	$404	5.6%
Real Estate Expenses
Core/Total	$3,010	$2,817	$193	6.9%

Net Operating Income
Core/Total	$4,569	$4,358	$211	4.8%

Reconciliation to Net Income
NOI	$4,569	$4,358
Interest expense	(1,062)	(1,067)
Depreciation and amortization	(1,274)	(1,197)

Net Income	$2,233	$2,094

	Quarter Ended June 30,
	2005	2004
Economic Occupancy
Core/Total	93.7%	90.4%

Multifamily NOI was higher in the 2005 Quarter as compared to the same time period in 2004 because of a $0.4 million increase in real estate revenue offset somewhat by a $0.2 million increase in real estate expenses. Revenues were higher due to a 3.2% increase in rental rates that was generally portfolio-wide, and a 330 basis point increase in occupancy resulting from the completed renovation and occupancy of several units at the Ashby at McLean which were off the market in the 2004 Quarter, and higher occupancy at other properties. The increase in real estate expenses was increased real estate taxes, as well as marketing and other administrative expenses.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Industrial Sector

	Quarter Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$6,243	$5,845	$398	6.8%
Non-core (1)	1,419	—	1,419	n/a

Total Real Estate Rental Revenue	$7,662	$5,845	$1,817	31.1%
Real Estate Expenses
Core	$1,481	$1,305	$176	13.5%
Non-core (1)	301	—	301	n/a

Total Real Estate Expenses	$1,782	$1,305	$477	36.6%
Net Operating Income
Core	$4,762	$4,540	$222	4.9%
Non-core (1)	1,118	—	1,118	n/a

Total Net Operating Income	$5,880	$4,540	$1,340	29.5%

Reconciliation to Net Income
NOI	$5,880	$4,540
Interest expense	(509)	(252)
Depreciation and amortization	(1,999)	(1,363)

Net Income	$3,372	$2,925

	Quarter Ended June 30,
	2005	2004
Economic Occupancy
Core	92.1%	92.6%
Non-core (1)	96.4%	—

Total	92.9%	92.6%

(1)	Non-core properties include:

2005 acquisition – Coleman Building

2004 acquisitions – Dulles Business Park

The Industrial sector recognized NOI of $5.9 million in the 2005 Quarter, which was $1.3 million (29.5%) greater than in the 2004 Quarter due to a $0.2 million increase in core NOI and the acquisitions of the Coleman Building in April, 2005 and the Dulles Business Park portfolio in December 2004 which combined contributed $1.1 million (19.0%) to NOI.

Core properties experienced a $0.2 million (4.9%) increase in NOI due to a $0.4 million improvement in revenues, while real estate expenses increased somewhat to $1.5 million from $1.3 million. Core revenues increased due primarily to a 3.9% growth in rental rates offset somewhat by a 50 basis point decrease in occupancy. As of June 30, 2005, 10.9% of the total Industrial square footage leased is scheduled to expire in 2005. During the 2005 Quarter, 21.5% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 191,500 square feet of industrial space at an average rent increase of 4.25%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

2005 Period Compared to the 2004 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2005 Period compared to the 2004 Period. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$85,916	$84,536	$1,380	1.6%
Non-core (1)	6,080	352	5,728	n/a

Total Real Estate Rental Revenue	$91,996	$84,888	$7,108	8.4%
Real Estate Expenses
Core	$26,851	$25,194	$1,657	6.6%
Non-core (1)	1,341	51	1,290	n/a

Total Real Estate Expenses	$28,192	$25,245	$2,947	11.7%
Net Operating Income
Core	$59,065	$59,342	$(277)	(0.5)%
Non-core (1)	4,739	301	4,438	n/a

Total Net Operating Income	$63,804	$59,643	$4,161	7.0%

Reconciliation to Net Income
NOI	$63,804	$59,643
Other revenue	321	180
Other income from property settlement	504	—
Interest expense	(17,870)	(17,189)
Depreciation and amortization	(23,531)	(19,075)
General and administrative expenses	(4,325)	(2,956)
Discontinued operations(2)	34,207	1,781

Net Income	$53,110	$22,384

	Period Ended June 30,
	2005	2004
Economic Occupancy
Core	91.4%	91.3%
Non-core (1)	97.2%	100.0%

Total	91.8%	91.3%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing and the Coleman Building

2004 acquisitions – 8880 Gorman Road, Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposal – 8230 Boone Boulevard

We recognized NOI of $63.8 million in the 2005 Period, which was $4.2 million or 7.0% greater than in the 2004 Period due largely to our 2004 and 2005 acquisitions, which added 877,000 square feet of net rentable space. These acquired properties contributed $4.7 million in NOI in the 2005 Period (7.4% of total NOI).

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Core properties experienced a $0.3 million (0.5%) decrease in NOI due primarily to a $1.7 million increase in real estate expenses, which offset the $1.4 million increase in revenue. Real estate revenue was positively impacted by a 0.9% growth in rental rates due to increases in the Retail, Industrial and Multifamily sectors and an increase of $0.8 million in expense reimbursements. Increased vacancies of $0.8 million in the Office sector partially offset a $0.9 million increase in Residential, Industrial and Retail occupancy combined. Also, percentage rent decreased $0.2 million in the Retail sector.

The increase in core expenses was a result of increased utility costs, real estate taxes and marketing and other administrative expenses.

Overall economic occupancy increased from 91.3% in the 2004 Period to 91.8% in the 2005 Period due largely to the properties acquired in 2005 and 2004. Core economic occupancy was higher at 91.4% compared to 91.3% due largely to the combined increases in the Retail, Multifamily and Industrial occupancy, offset by a 180 basis point decrease in Office sector occupancy. During the 2005 Period, 59.0% of the square footage that expired was renewed. An analysis of NOI by sector follows.

Office Sector

	Period Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$44,828	$45,540	$(712)	(1.6)%
Non-core (1)	1,633	—	1,633	n/a

Total Real Estate Rental Revenue	$46,461	$45,450	$921	2.0%
Real Estate Expenses
Core	$14,668	$13,827	$841	6.1%
Non-core (1)	478	—	478	n/a

Total Real Estate Expenses	$15,146	$13,827	$1,319	9.5%
Net Operating Income
Core	$30,160	$31,713	$(1,553)	(4.9)%
Non-core (1)	1,155	—	1,155	n/a

Total Net Operating Income	$31,315	$31,713	$(398)	(1.3)%

Reconciliation to Net Income
NOI	$31,315	$31,713
Interest expense	(2,337)	(2,095)
Depreciation and amortization	(12,496)	(11,664)
Discontinued operations(2)	34,207	1,781

Net Income	$50,689	$19,735

	Period Ended June 30,
	2005	2004
Economic Occupancy
Core	89.1%	90.9%
Non-core (1)	95.6%	—

Total	89.3%	90.9%

(1)	Non-core properties include:

2004 acquisition – Shady Grove Medical Village II and 8301 Arlington Boulevard

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposal – 8230 Boone Boulevard

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

The Office sector recognized NOI of $31.3 million in the 2005 Period, which was $0.4 million (1.3%) lower than in the 2004 Period due primarily to increased vacancy in our core portfolio and increased operating expenses, offset somewhat by our acquisitions of Shady Grove Medical Village II in August 2004 and 8301 Arlington Boulevard in October 2004. These properties contributed $1.2 million to NOI (3.7% of the total).

Core Office properties experienced a $1.6 million (4.9%) decrease in NOI due to a $0.9 million increase in real estate expenses and a $0.7 million decline in revenues. Core office rental rates were 0.6% lower than the 2004 Period and occupancy was 180 basis points lower (an $0.8 million impact). This was offset somewhat by an increase of $0.3 million in recoveries from tenants due to higher operating expenses. Core real estate expenses were higher due primarily to higher utility costs and real estate taxes.

Core economic occupancy for the office sector was down to 89.1% from 90.9% and overall economic occupancy decreased from 90.9% to 89.3%. During the 2005 Period, 65.0% of the square footage that expired was renewed. This renewal rate was lower than usual due to pricing pressure in a period of low demand.

During the 2005 Period, we executed new leases for 425,000 square feet of office space at an average rent increase of 4.9%.

Retail Sector

	Period Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$13,969	$13,569	$400	2.9%
Non-core (1)	1,240	—	1,240	n/a

Total Real Estate Rental Revenue	$15,209	$13,569	$1,640	12.1%
Real Estate Expenses
Core	$3,216	$3,050	$166	5.4%
Non-core (1)	188	—	188	n/a

Total Real Estate Expenses	$3,404	$3,050	$354	11.6%
Net Operating Income
Core	$10,753	$10,519	$234	2.2%
Non-core (1)	1,052	—	1,052	n/a

Total Net Operating Income	$11,805	$10,519	$1,286	12.2%

Reconciliation to Net Income
NOI	$11,805	$10,519
Interest Expense	(387)	—
Depreciation and amortization	(4,441)	(1,835)

Net Income	$6,977	$8,684

	Period Ended June 30,
	2005	2004
Economic Occupancy
Core	96.5%	94.5%
Non-core (1)	100.0%	—

Total	96.8%	94.5%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

The Retail sector recognized NOI of $11.8 million in the 2005 Period, which was $1.3 million (12.2%) greater than in the 2004 Period due primarily to the acquisition of Frederick Crossing in March, 2005 which contributed $1.1 million in NOI (8.9%) and an increase in core NOI of $0.2 million.

The increase in core NOI was due to a $0.4 million increase in rental revenues offset somewhat by an increase in real estate expenses of $0.2 million. The revenue increase was driven by increased occupancy and a 1.4% increase in rental rates as well as a $0.2 million increase in expense reimbursements. This was offset somewhat by a $0.2 million decrease in percentage rent. Real estate expenses increased $0.2 million due to increased real estates taxes and utility costs.

Core economic occupancy for the retail sector increased to 96.5% from 94.5% primarily as a result of the grocery store chain move in after the development activity at Westminster. During the 2005 Period, 95.5% of the square footage that expired was renewed.

During the 2005 Period, we executed new leases for 84,000 square feet of retail space at an average rent increase of 25.5%.

Multifamily Sector

	Period Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$15,038	$14,234	$804	5.6%
Real Estate Expenses
Core/Total	$6,130	$5,706	$424	7.4%

Net Operating Income
Core/Total	$8,908	$8,528	$380	4.5%

Reconciliation to Net Income
NOI	$8,908	$8,528
Interest expense	(2,126)	(2,135)
Depreciation and amortization	(2,485)	(2,393)

Net Income	$4,297	$4,000

	Period Ended June 30,
	2005	2004
Economic Occupancy
Core/Total	93.0%	89.5%

Multifamily NOI increased $0.4 million (4.5%) due primarily to a $0.8 million increase in real estate revenue as a result of increased occupancy and a 2.8% increase in rental rates, offset by increased real estate expenses due to increases in property marketing costs and administrative expenses as well as utility costs and real estate taxes. Revenues increased due to a 350 basis point increase in occupancy due primarily to the completed renovation and subsequent leasing of 25 units taken off-market at The Ashby at McLean during the 2004 Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Industrial Sector

	Period Ended June 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$12,081	$11,193	$888	7.9%
Non-core (1)	3,207	352	2,855	n/a

Total Real Estate Rental Revenue	$15,288	$11,545	$3,743	32.4%
Real Estate Expenses
Core	$2,837	$2,611	$226	8.7%
Non-core (1)	675	51	624	n/a

Total Real Estate Expenses	$3,512	$2,662	$850	31.9%
Net Operating Income
Core	$9,244	$8,582	$662	7.7%
Non-core (1)	2,532	301	2,231	n/a

Total Net Operating Income	$11,776	$8,883	$2,893	32.6%

Reconciliation to Net Income
NOI	$11,776	$8,883
Interest expense	(1,020)	(505)
Depreciation and amortization	(3,893)	(2,667)

Net Income	$6,863	$5,711

	Period Ended June 30,
	2005	2004
Economic Occupancy
Core	93.2%	91.9%
Non-core (1)	97.0%	100.0%

Total	93.9%	92.1%

(1)	Non-core properties include:

2005 acquisition – Coleman Building

2004 acquisitions – 8880 Gorman Road and Dulles Business Park

The Industrial sector recognized NOI of $11.8 million in the 2005 Period, which was $2.9 million (32.6%) greater than in the 2004 Period due to a $0.7 million increase in core NOI and the acquisitions of the Coleman Building in April 2005, 8880 Gorman Road in March 2004 and Dulles Business Park in December 2004 which together contributed $2.5 million (21.5%) of the total NOI.

Core properties experienced a $0.7 million (7.7%) increase in NOI due to a $0.9 million improvement in revenues, while real estate expenses increased $0.2 million. Core revenues increased due primarily to a 130 basis point growth in occupancy driven by increased leasing activity at Ammendale II and the Earhart Building, and a 3.9% increase in rental rates. During the 2005 Period, 43.8% of the square footage that expired was renewed.

During the 2005 Period, we executed new leases for 377,600 square feet of Industrial space at an average rent increase of 4.8%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of June 30, 2005, we had approximately $18.7 million in cash and cash equivalents and $135.0 million available for borrowing under our unsecured credit facilities. In February 2005, we sold Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike for a combined sale price of $67.5 million. We used $31.0 million of the proceeds in February 2005 to pay down credit facility borrowings, $19.5 million toward the purchase of Frederick Crossing in March 2005 and $8.3 million toward the purchase of the Coleman Building in April 2005. In late April, 2005, we paid in full the remaining amounts outstanding under our unsecured credit facilities using proceeds from two issuances of $50 million unsecured notes (for a net total of $99.3 million) at 5.05% and 5.35%, respectively. This left $135.0 million currently available for borrowing under our credit facilities.

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

As we review the results of the first six months and anticipate the business activity for the remainder of 2005, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $38.0 million to invest in our existing portfolio of operating assets, including approximately $13.0 million to fund tenant-related capital requirements;

•	Approximately $28.0 million to invest in our development projects;

•	Approximately $121.0 million to fund our expected property acquisitions;

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

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

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured noted due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder may be used for the acquisition of real estate and general corporate purposes.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at June 30, 2005 is summarized as follows (in thousands):

Fixed rate mortgages	$196,960
Unsecured credit facilities	—
Unsecured notes payable	420,000

Total debt	$616,960

The $197.0 million in fixed rate mortgages, which includes $4.4 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 6.6% at June 30, 2005 and had a weighted average maturity of 5.3 years. Three of the fixed rate mortgages with an aggregate balance of $25.9 million at June 30, 2005, mature in the second half of 2005. We anticipate paying these mortgages on, or before, their scheduled maturity dates utilizing credit facility borrowings.

Our primary external source of liquidity is our two revolving credit facilities. At June 30 we could borrow up to $135.0 million under these lines (increased to $155 million on July 25, 2005, see below), which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $50.0 million unsecured credit facility that expired in July 2005 (see below). In April 2005 we issued $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable) a portion of which was used to pay off the borrowings on the credit facilities that had previously been used to fund acquisition and capital expenditures.

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million associated with current development projects.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	50,000
7.25% notes due 2028	50,000

$420,000

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2004 10-K, all of which were met as of June 30, 2005.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the Quarter and Period ended June 30, 2005 and 2004 (in thousands).

	Quarter Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Common dividends	$16,957	$16,394	$33,443	$31,952
Minority interest distributions	33	32	65	93

	$16,990	$16,426	$33,508	$32,045

Dividends paid for the 2005 Quarter and 2005 Period increased as a direct result of a dividend rate increase from $0.3925 per share in June 2004 to $.4025 per share in June 2005.

Acquisitions and Development

As of June 30 we acquired one Retail and one Industrial property in 2005 and one Industrial property in 2004 for a purchase price of $44.8 million, $8.8 million and $11.5 million, respectively. The Retail acquisition in 2005 was financed through the assumption of a loan in the amount of $24.3 million bearing an interest rate of 5.95% per annum, escrowed proceeds from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February, 2005 and borrowings under credit facility No. 1. The Industrial 2005 acquisition was funded with escrowed proceeds from the aforementioned dispositions and through borrowings under Credit Facility No. 1. All outstanding amounts under our credit facilities were then paid off with the proceeds of the debt issuance in April, 2005 discussed above. The 2004 Industrial acquisition was financed through a line of credit advance.

As of June 30, 2005, we had funded $18.4 million, including land costs, on two major development projects — Rosslyn Towers and South Washington Street — and one major redevelopment project at Foxchase Shopping Center. Investment during the second quarter of 2005 on these projects totaled $2.5 million compared to $0.8 million in the second quarter of 2004.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended June 30,
	2005	2004	Change
Cash provided by operating activities	$49.2	$46.1	$3.1
Cash provided by (used in) investing activities	$14.2	$(26.0)	$40.2
Cash used in financing activities	$(50.3)	$(17.2)	$(33.1)

Operations generated $49.2 million of net cash in the 2005 Period compared to $46.1 million of net cash generated during the comparable period in 2004. The increase in cash flow was due primarily to additional income from assets acquired in 2005 and 2004. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities generated net cash of $14.2 million in the 2005 Period compared to the $26.0 million net cash used in the 2004 Period. This was primarily due to the $66.2 million in cash proceeds ($31.3 million of the proceeds were escrowed in a restricted cash account) from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike and $1.9 million from the receipt of a portion of the gain previously deferred from the November, 2004 sale of 8230 Boone Boulevard, partially offset by the purchase of Frederick Crossing for a purchase price of $44.8 million, net of the assumption of a $24.3 million mortgage. We utilized $19.5 million in cash escrowed from the aforementioned disposition to fund a portion of the Frederick

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Crossing purchase price and $8.3 million to fund a portion of the purchase price of the Coleman Building. Also, capital improvements to real estate increased $5.9 million due to increased funding for the development of Rosslyn Towers and South Washington Street and the redevelopment of Foxchase Shopping Center.

Our financing activities used net cash of $50.3 million in the 2005 Period compared to $17.2 million in the 2004 Period. $117.0 million was repaid on our lines of credit compared with $13.2 million in net borrowings in the first half of 2004. This was offset somewhat by the proceeds of $99.3 million from the April, 2005 debt issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable). Additionally, there was a $1.5 million increase in dividends paid in the 2005 Period due to an increase in the dividend rate to $0.4025 in the 2005 Quarter from $0.3925 in the 2004 Quarter. Net proceeds from the exercise of share options increased $0.3 million due to greater options exercises.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,				Period Ended June 30,
	2005		2004		2005		2004
Earnings to fixed charges	1.9	x	2.1	x	2.0	x	2.2	x
Debt service coverage	3.1	x	3.3	x	3.1	x	3.3	x

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Net income	$10,875	$11,082	$53,110	$22,384
Adjustments:
Other income from property settlement	(504)	—	(504)	—
Gain on disposal of real estate investment	(1,883)	—	(33,973)	—
Depreciation and amortization	12,967	9,650	23,531	19,075
Discontinued operations depreciation & amortization	—	470	—	918

FFO as defined by NAREIT	$21,455	$21,202	$42,164	$42,377

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of Shareholders on May 12, 2005, the following members were elected to the Board of Trustees for a period of three years:

		Affirmative Votes	Negative Votes	Non-Votes

	Mr. Robert W. Pivik	35,326,484	751,358	5,925,817

	Ms. Susan J. Williams	35,244,513	833,329	6,759,146

Trustees whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr., Mr. John P. McDaniel, Mr. David M. Osnos, Mr. John M. Derrick, Jr., and Mr. Charles T. Nason.

The Shareholders did not approve a recommendation to the trustees and officers regarding bonus compensation. The proposal received the following votes:

Affirmative Votes	Negative Votes	Abstain Votes	Non-Votes

3,572,855	19,327,339	615,802	18,487,663

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

4	Instruments Defining Right of Security Holders

(t) Form of 5.05% Senior Notes due May 1, 2012(1)

(u) Form of 5.25% Senior Notes due May 1, 2015(1)

(v) Officers’ Certificate establishing the terms of the Notes dated April 20, 2005(1)

(w)   Amendment to amended and restated credit agreement dated July 25, 2005, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank, successor to Crestar Bank.

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a) Certification – Chief Executive Officer

(b) Certification – Senior Vice President

(c) Certification – Chief Financial Officer

32.	Sarbanes-Oxley Act of 2002 section 906 Certification

(a) Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Office

(1)	Incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3, respectively, to the Trust’s Form 8-K filed April 26, 2005.

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

Date: August 5, 2005