Form 10-Q
period 2005-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2005-11-09
CIK 104894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR QUARTER ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, November 4, 2005.

SHARES OF BENEFICIAL INTEREST 42,136,214

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2004 included in the Trust’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Land	$226,217	$204,831
Income producing property	1,014,464	895,553
Accumulated depreciation	(229,490)	(200,375)

Net income producing property	1,011,191	900,009
Development in progress	23,222	12,280

Total investment in real estate, net	1,034,413	912,289
Investment in real estate held for sale, net	—	36,986
Cash and cash equivalents	6,067	5,562
Restricted cash	6,645	388
Rents and other receivables, net of allowance for doubtful accounts of $2,732 and $2,636, respectively	24,077	21,402
Prepaid expenses and other assets	41,139	35,046
Other assets related to properties held for sale	—	720

Total assets	$1,112,341	$1,012,393

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$28,439	$22,586
Advance rents	5,522	5,108
Tenant security deposits	7,220	5,784
Other liabilities related to properties held for sale	—	848
Mortgage notes payable	170,393	173,429
Lines of credit payable	93,500	117,000
Notes payable	420,000	320,000

Total liabilities	725,074	644,755

Minority Interest	1,656	1,629

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 42,125 and 42,000 shares issued and outstanding	421	420
Additional paid-in capital	407,614	405,029
Distributions in excess of net income	(19,361)	(35,544)
Less: Deferred compensation on restricted shares	(3,063)	(3,896)

Total Shareholders’ Equity	385,611	366,009

Total Liabilities and Shareholders’ Equity	$1,112,341	$1,012,393

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Real estate rental revenue	$48,939	$43,246	$140,788	$127,922
Other income	335	59	655	239

	49,274	43,305	141,443	128,161

Expenses
Real estate expenses	14,929	13,148	43,075	38,360
Interest expense	9,798	8,760	27,668	25,949
Depreciation and amortization	11,988	10,017	35,467	29,027
General and administrative	2,036	1,616	6,361	4,572

	38,751	33,541	112,571	97,908

Other income from property settlement	—	—	504	—

Income from continuing operations	10,523	9,764	29,376	30,253

Discontinued operations:
Income (loss) from operations of properties held for sale	(100)	1,033	184	2,928
Gain on sale of real estate investment	3,038	—	37,011	—

	2,938	1,033	37,195	2,928

Net income	$13,461	$10,797	$66,571	$33,181

Net income per share – basic
Continuing operations	$0.25	$0.23	$0.70	$0.73
Discontinued operations	0.07	0.03	0.88	0.07

Net income per share - basic	$0.32	$0.26	$1.58	$0.80

Net income per share – diluted
Continuing operations	$0.25	$0.23	$0.70	$0.72
Discontinued operations	0.07	0.03	0.88	0.07

Net income per share - diluted	$0.32	$0.26	$1.58	$0.79

Weighted average shares outstanding – basic	42,005	41,648	42,088	41,619

Weighted average shares outstanding – diluted	42,147	41,883	42,228	41,849

Dividends paid per share	$0.4025	$0.3925	$1.1975	$1.1575

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Deferred Compensation	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2004	42,000	$420	$(3,896)	$405,029	$(35,544)	$366,009
Net income	—	—	—	—	66,572	66,572
Dividends	—	—	—	—	(50,389)	(50,389)
Share options exercised	129	1	—	2,718	—	2,719
Share grants and amortization, net of forfeitures	(4)	—	833	(133)	—	700

Balance, September 30, 2005	42,125	$421	$(3,063)	$407,614	$(19,361)	$385,611

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$66,571	$33,181
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(37,011)	—
Depreciation and amortization	35,538	30,508
Provision for losses on accounts receivable	611	825
Amortization and accrual of share grants	835	640
Changes in other assets	(6,544)	(8,332)
Changes in other liabilities	2,293	(191)

Net cash provided by operating activities	62,293	56,631

Cash flows from investing activities
Real estate acquisitions, net*	(96,769)	(20,125)
Net cash received from sale of real estate	73,879	—
Restricted cash held in escrow for tax-free exchanges	(5,802)	—
Capital improvements to real estate and development costs	(32,505)	(22,626)
Non-real estate capital improvements	(403)	(58)

Cash (used in) investing activities	(61,600)	(42,809)

Cash flows from financing activities
Line of credit (repayments)/borrowings, net	(23,500)	30,850
Dividends paid	(50,387)	(48,353)
Principal payments – mortgage notes payable	(28,047)	(1,408)
Net proceeds from debt offering	99,029	—
Net proceeds from the exercise of share options	2,717	2,683

Net cash (used in) financing activities	(188)	(16,228)

Net increase in cash and cash equivalents	505	(2,406)
Cash and cash equivalents, beginning of period	5,562	5,467

Cash and cash equivalents, end of period	$6,067	$3,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,314	$26,934

*	Supplemental discussion of non-cash investing and financing activities: On March 23, 2005 we purchased Frederick Crossing Shopping Center for $44.8 million. We assumed a mortgage in the amount of $24.3 million, fair valued at $25.0 million, and funded the balance ($20.5 million) utilizing $1.0 million in credit facility borrowings and $19.5 million of the $31.3 million in cash escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The $24.3 million of assumed mortgage is not included in the $20.9 million shown as real estate acquisitions for the nine months ended September 30, 2005, as the assumption of the mortgage was a non-cash acquisition cost. On April 9, 2005 we purchased the DBP Coleman Building for $8.8 million which was funded in part ($8.3 million) from cash escrowed from the aforementioned sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT,” the “Company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real estate properties in the greater Washington – Baltimore region. We own a diversified portfolio of office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

We believe we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. All except approximately $3.5 million of gains on the sale of properties disposed during the first nine months of 2005 were, or are expected to be, reinvested in replacement properties. Gains from the property disposed in 2004 were distributed to the shareholders.

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

Within these notes to the financial statements, we refer to the three and nine months ended September 30, 2005 as the “2005 Quarter” and “2005 Period”, respectively, and the three and nine months ended September 30, 2004 as the “2004 Quarter” and “2004 Period”, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation addresses the consolidation of variable interest entities (“VIE”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. For entities identified as VIE, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of this statement and of the revised interpretation did not have any impact on our financial condition or results of operations, as we do not have any variable interest entities as defined in FIN No. 46R.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB25), “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method of adoption. On April 14, 2005 the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt SFAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. It is, however, expected to have some negative effect on consolidated net income.

Revenue Recognition

Residential properties (our Multi-family segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our Office, Retail and Industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $43,100 and $125,600 for the 2005 Quarter and 2005 Period, respectively, and $41,000 and $118,000 for the 2004 Quarter and the 2004 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.4 million for the 2005 Quarter and $0.3 for the 2004 Quarter and $1.0 million for both the 2005 and 2004 Periods.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2005 Quarter and 2005 Period was $10.6 million and $31.5 million, respectively, and $8.6 million and $25.4 million for the 2004 Quarter and 2004 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $288,000 and $729,000 for the 2005 Quarter and 2005 Period, respectively, and $156,000 and $488,000 for the 2004 Quarter and 2004 Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

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

SEPTEMBER 30, 2005

(UNAUDITED)

Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at September 30, 2005 and December 31, 2004 are as follows (in millions):

	September 30, 2005	December 31, 2004
Tenant Origination Costs	$9.0	$6.3
Leasing Commissions	$5.5	$4.1
Net Lease Intangible Assets	$5.4	$4.8
Net Lease Intangible Liabilities	$7.4	$3.4

Amortization of these components combined was $0.8 million for the 2005 Quarter and $2.3 million for the 2005 Period and $0.5 million and $1.4 million for the 2004 Quarter and 2004 Period, respectively.

No value had been assigned to Customer Relationship Value at September 30, 2005 or December 31, 2004.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These criteria include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS No. 144, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash at September 30, 2005 consists of $5.8 million in funds escrowed from the sale of the Pepsi Distribution Center in September, 2005 to be used solely for real estate acquisitions, and $0.8 million of escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. At December 31, 2004, restricted cash of $0.4 million consisted only of the lender required replacement reserves.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

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

Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarter ended September 30,		Period ended September 30,
	2005	2004	2005	2004
Pro-forma Information
Net income, as reported	$13,461	$10,797	$66,571	$33,181
Add: Stock-based employee compensation expense included in reported net income	278	349	835	640
Deduct: Total stock-based employee compensation expense determined under fair value method	(297)	(441)	(892)	(917)

Pro-forma net income	$13,442	$10,705	$66,514	$32,904

Earnings per share:
Basic – as reported	$0.32	$0.26	$1.58	$0.80
Basic – pro-forma	$0.32	$0.26	$1.58	$0.79
Diluted – as reported	$0.32	$0.26	$1.58	$0.79
Diluted – pro-forma	$0.32	$0.26	$1.58	$0.79

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2005	December 31, 2004
Office	$657,587	$628,200
Retail	195,922	145,757
Multifamily	145,952	131,618
Industrial/Flex	264,442	207,089

	$1,263,903	$1,112,664

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

We had no properties classified as held for sale at September 30, 2005, and four held for sale at December 31, 2004 as follows (in thousands):

December 31, 2004
Office buildings	$45,573
Industrial buildings	4,211

Total	49,784
Less accumulated depreciation	(12,798)

$36,986

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

WRIT acquired the following properties during the 2005 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
March 23, 2005	Frederick Crossing	Retail	294,724	$44,800
April 8, 2005	Coleman Building	Industrial	59,767	8,800
July 29, 2005	Albemarle Point	Office/Industrial	296,105	66,800

		Total 2005 Period	650,596	$120,400

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisitions of Frederick Crossing, the Coleman Building and Albemarle Point resulted in the recognition of $4.2 million in tenant origination costs, $2.2 million in leasing commissions, $1.3 million in net intangible lease assets, and $4.8 million in net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

WRIT sold the following properties during the 2005 Period:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000

		Total 2005 Period	480,000	$73,500

The Office properties, classified as discontinued operations effective November 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

pay down $31.0 million outstanding under Credit Facility No. 2. In September 2005 the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account. Discontinued operations for the 2005 Quarter and 2005 Period consist of the properties sold in February and September 2005. For the 2004 Quarter and 2004 Period, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. There was a gain of $1.9 million recognized in the 2005 Period previously deferred from the sale of Boone Boulevard.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter ended September 30,		Period ended September 30,
	2005	2004	2005	2004
Revenues	$(34)	$2,282	$656	$6,811
Property expenses	(48)	(752)	(401)	(2,402)
Depreciation and amortization	(18)	(497)	(71)	(1,481)

	$(100)	$1,033	$184	$2,928

Operating income by property is summarized below (in thousands):

	Quarter ended September 30,		Period ended September 30,
Property	2005	2004	2005	2004
8230 Boone Boulevard	$—	$47	$2	$202
7700 Leesburg Pike	—	218	90	617
Tycon Plaza II	—	353	30	1,064
Tycon Plaza III	—	361	111	877
Pepsi Distribution Center	(100)	54	(49)	168

Total	$(100)	$1,033	$184	$2,928

Other Income from Property Settlement

In the second quarter of 2005, we received the final proceeds as compensation for an action by the Maryland State Highway Administration. Curb access to one of our retail properties was closed to the detriment of tenant delivery vehicles. After independent appraisals and engineering studies the State compensated WRIT for this loss of use. The total amount of this compensation was $543,000 and the other income (net of legal, engineering and other professional fees) recorded was $504,000.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	September 30, 2005	December 31, 2004
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bore interest at 7.69% per annum. Principal and interest were paid monthly until September 15, 2005, at which time all unpaid principal and interest were paid in full.	$—	$18,658
On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bore interest at 7.88% per annum. Principal and interest were paid monthly until August 15, 2005, at which time all unpaid principal and interest were paid in full.	—	7,677
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000
On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum, and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,257	8,487
On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,350	6,491
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,373	48,911
On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,958	11,149
On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,649	22,056
On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,806	—

	$170,393	$173,429

Total carrying amount of the above mortgaged properties was $286.7 million and $282.0 million at September 30, 2005 and December 31, 2004, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Scheduled principal payments for the remaining three months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

Total Principal Payments
2005	$614
2006	8,660
2007	9,981
2008	2,242
2009	52,369
Thereafter	96,527

Total	$170,393

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2005, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No.1”) and a $70.0 million line of credit maturing in July 2008 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $30.5 million outstanding as of September 30, 2005 related to Credit Facility No. 1, with $0.9 million in Letters of Credit issued, with $53.6 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $67.0 million was outstanding under this facility, which was paid in full using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes. (See Note 6 – Notes Payable). Of the $30.5 million outstanding at September 30, 2005, $25.5 million was borrowed in August and September 2005 to pay off the Woodburn Medical Park I and II, and Avondale mortgages. The remaining $5.0 million outstanding was borrowed in September 2005 to fund certain capital improvements to real estate. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred $77,200 and $764,600 in interest expense (excluding facility fees) for the 2005 Quarter and 2005 Period, respectively, representing an average interest rate of 4.27% and 3.28% respectively, per annum. We incurred $100,200 and $172,400 in interest expense (excluding facility fees) for the 2004 Quarter and 2004 Period, respectively, representing an average interest rate of 2.20% and 2.00%, respectively, per annum. In October 2005, we paid in full the outstanding balance under Credit Facility No. 1, using a portion of the proceeds from the October issuance of an additional $100.0 million of notes of the May 2015 series of 5.35% senior unsecured notes (See Note 6 – Notes Payable).

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees ranging from 0.225% to 0.400% per annum according to a sliding scale based on usage and the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred unused commitment fees of $1,800 and $29,500, for the 2004 Quarter, and 2004 Period, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with JP Morgan Chase Bank, NA and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. The new Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $32,600 and $98,600, for the 2005 Quarter, and 2005 Period, respectively. During both the 2004 Quarter and 2004 Period, we incurred facility fees of $14,600.

Credit Facility No. 2

We had $63.0 million outstanding as of September 30, 2005 related to Credit Facility No. 2, and $1.1 million in Letter of Credit issued, with $5.9 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $50.0 million was outstanding under this facility. In February 2005, we repaid $31.0 million of the outstanding balance

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

at December 31, 2004 under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we repaid the remaining outstanding balance at December 31, 2004 under Credit Facility No. 2 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable). The entire $63.0 million outstanding at September 30, 2005 was borrowed in July 2005 to fund the acquisition of Albemarle Point. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable on a monthly basis. We incurred $464,200 and $769,600 in interest expense (excluding facility fees) for the 2005 Quarter and 2005 Period, respectively, representing an average interest rate of 4.15% and 3.75%, respectively, per annum and no interest expense (excluding facility fees) for the 2004 Quarter and 2004 Period. In October 2005, we paid in full the outstanding balance under Credit Facility No. 2, using a portion of the proceeds from the October issuance of an additional $100.0 million of notes of the May 2015 series of 5.35% senior unsecured notes (See Note 6 – Notes Payable).

Before its renewal in July 2005, Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee is paid quarterly in arrears. We incurred unused commitment fees of $6,700 and $38,400, for the 2005 Quarter, and 2005 Period, respectively, and $25,600 and $76,400, for the 2004 Quarter, and 2004 Period, respectively.

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. During both the 2005 Quarter and 2005 Period, we incurred facility fees of $19,800 and no facility fees for the 2004 Quarter and 2004 Period.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of September 30, 2005. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder was used for general corporate purposes.

In October 2005 we sold an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, at an effective yield of 5.49%. $93.5 million of the $100.7 million proceeds (including $2.4 million of accrued interest) from the sale of these notes was used to repay borrowings under our lines of credit and the reminder may be used for the acquisition of real estate and general corporate purposes.

Interest on these notes is payable semi-annually. They contain certain financial and non-financial covenants, all of which we have met as of September 30, 2005.

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

Scheduled maturity dates of the securities for the remaining three months in 2005 and the remaining years subsequent to December 31, 2005 are as follows (in thousands):

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

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and executives. The first benefits under the amended short-term and long term plan will be paid in late 2005, in each case based upon 2005 results. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets, as defined by the revised plan, for Funds From Operations (FFO) per share (a non-GAAP

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

financial measure) and EBITDA (a non GAAP measure calculated as earnings before interest, taxes, depreciation and amortization). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on total shareholder return. The awards will be granted in the form of restricted shares pursuant to WRIT’s existing share grant plan, will vest ratably over a five-year period from the date of grant and will not be permitted to be sold until the entire award has vested.

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

Other Benefit Plans

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, the company may make discretionary contributions on behalf of eligible employees. For the 2005 Quarter and 2005 Period, the company made contributions to the 401(k) plan of $86,000 and $227,000, respectively. For the 2004 Quarter and 2004 Period, the company made contributions to the 401(k) plan of $62,000 and $190,000, respectively.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made. Subsequent to July 2002 we discontinued premium advances under this plan for the benefit of executive officers. The company paid no premiums for non executive company officers for the 2005 and 2004 Quarters and $0.2 million and $0.4 million for the 2005 Period and 2004 Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.5 million and $1.3 million at September 30, 2005 and December 31, 2004, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Upon the CEO’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the CEO will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for the SERP in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost for the 2005 Quarter and 2005 Periods, of $101,000 and $304,000, respectively, and $91,000 and $263,000 for the 2004 Quarter and 2004 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter ended September 30,		Period ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$10,523	$9,764	$29,376	$30,253

Discontinued operations including gain on sale of real estate	2,938	1,033	37,195	2,928

Net income	$13,461	$10,797	$66,571	$33,181

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	42,005	41,648	42,088	41,619
Effect of dilutive securities:
Employee stock option and share grant awards	142	235	140	230

Denominator for diluted per share amounts	42,147	41,883	42,228	41,849

Income from continuing operations per share
Basic	$0.25	$0.23	$0.70	$0.73
Diluted	$0.25	$0.23	$0.70	$0.72
Discontinued operations, including gain on sale of real estate, per share
Basic	$0.07	$0.03	$0.88	$0.07
Diluted	$0.07	$0.03	$0.88	$0.07
Net income per share
Basic	$0.32	$0.26	$1.58	$0.80
Diluted	$0.32	$0.26	$1.58	$0.79

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

Real estate revenue as a percentage of total revenue for each of the four reportable operating segments is as follows:

	Quarter Ended September 30,		Period Ended September 30,
	2005	2004	2005	2004
Office Buildings	50%	54%	50%	54%
Retail Centers	17%	15%	17%	16%
Multifamily Properties	16%	17%	16%	17%
Industrial/Flex Centers	17%	14%	17%	13%

Real estate assets as a percentage of total assets for each of the four reportable operating segments are as follows:

	September 30, 2005	December 31, 2004
Office Buildings	52%	56%
Retail Centers	15%	13%
Multifamily Properties	12%	12%
Industrial/Flex Centers	21%	19%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Segment Information (in thousands):

Quarter Ended September 30, 2005
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Center	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$24,365	$8,279	$7,829	$8,466	$—	$48,939
Other income	—	—	—	—	335	335

	24,365	8,279	7,829	8,466	335	49,274
Expenses
Real estate expenses	7,948	1,698	3,385	1,898	—	14,929
Interest expense	1,112	353	986	506	6,841	9,798
Depreciation and amortization	6,355	1,871	1,272	2,380	110	11,988
General and administration	—	—	—	—	2,036	2,036

	15,415	3,922	5,643	4,784	8,987	38,751
Other income from property settlement	—	—	—	—	—	—
Discontinued operations	—	—	—	2,938	—	2,938

Net Income	$8,950	$4,357	$2,186	$6,620	$(8,652)	$13,461

Capital expenditures	$2,978	$3,724	$4,826	$745	$10	$12,283

Total assets	$565,454	$102,705	$178,626	$238,952	$26,604	$1,112,341

Quarter Ended September 30, 2004
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$23,336	$6,714	$7,288	$5,908	$—	$43,246
Other income	—	—	—	—	59	59

	23,336	6,714	7,288	5,908	59	43,305
Expenses
Real estate expenses	7,359	1,443	3,011	1,335	—	13,148
Interest expense	1,146	—	1,066	250	6,298	8,760
Depreciation and amortization	6,050	926	1,238	1,387	416	10,017

General and administration	—	—	—	—	1,616	1,616

	14,555	2,369	5,315	2,972	8,330	33,541
Other income from property settlement	—	—	—	—	—	—
Discontinued operations	979	—	—	54	—	1,033

Net Income	$9,760	$4,345	$1,973	$2,990	$(8,271)	$10,797

Capital expenditures	$2,336	$1,722	$3,350	$937	$12	$8,357

Total assets	$587,303	$129,235	$87,890	$138,720	$15,054	$958,202

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Period Ended September 30, 2005
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$70,826	$23,489	$22,867	$23,606	$—	$140,788
Other income	—	—	—	—	655	655

	70,826	23,489	22,867	23,606	655	141,443
Expenses
Real estate expenses	23,091	5,103	9,515	5,366	—	43,075
Interest expense	3,449	740	3,112	1,526	18,841	27,668
Depreciation and amortization	18,851	6,313	3,757	6,220	326	35,467
General and administration	—	—	—	—	6,361	6,361

	45,391	12,156	16,384	13,112	25,528	112,571
Other income from property settlement	—	504	—	—	—	504
Discontinued operations	34,204	—	—	2,991	—	37,195

Net Income	$59,639	$11,837	$6,483	$13,485	$(24,873)	$66,571

Capital expenditures	$9,257	$6,271	$14,910	$2,068	$402	$32,908

Period Ended September 30, 2004
	Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Revenue
Real estate rental revenue	$68,876	$20,283	$21,522	$17,241	$—	$127,922
Other income	—	—	—	—	239	239

	$68,876	$20,283	$21,522	17,241	239	128,161
Expenses
Real estate expenses	21,184	4,495	8,717	3,964	—	38,360
Interest expense	3,241	—	3,201	755	18,752	25,949
Depreciation and amortization	17,714	2,762	3,631	3,988	932	29,027
General and administration	—	—	—	—	4,572	4,572

	42,139	7,257	15,549	8,707	24,256	97,908
Other income from property settlement	—	—	—	—	—	—
Discontinued operations	2,760	—	—	168	—	2,928

Net Income	$29,497	$13,026	$5,973	$8,702	$(24,017)	$33,181

Capital expenditures	$10,067	$3,999	$6,962	$1,598	$58	$22,684

NOTE 10: SUBSEQUENT EVENTS

On October 3, 2005, subsequent to the end of the third quarter, we reopened our series of 5.35% senior unsecured notes due May 1, 2015 and issued an additional $100 million of notes at an effective yield of 5.49%. $93.5 million of the $100.7 million proceeds (including $2.4 million of accrued interest) from the sale of these notes was used to repay borrowings under our lines of credit and the remainder may be used for the acquisition of real estate and general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

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

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) and nine months (hereinafter referred to as the “Period”) ended September 30, 2005 and 2004, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of September 30, 2005, we owned a diversified portfolio of 68 properties, consisting of 12 retail centers, 28 office properties, 19 industrial/flex properties and 9 multifamily properties, totaling 10 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results in the third quarter of 2005 as compared to the third quarter of 2004, showed continued improvement in both occupancy and rental rate growth. In the Office sector, WRIT’s largest vacancies remain at 7900 Westpark at Tyson’s Corner and with good current leasing prospects, progress to reduce this vacancy is expected. Office vacancies decreased slightly in the suburban Maryland submarket, reflected in the improved leasing activity at our Maryland Trade Centers which are each 85%

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

leased. WRIT’s retail centers have remained strong at over 99% leased at quarter end reflecting the retail market throughout the Metropolitan region. The Multifamily market showed good improvement in occupancies and rental rates. The best and most active Multifamily areas continue to be the close-in Northern Virginia submarkets and the District of Columbia. Suburban Maryland has improved over the prior quarters of this year, however, it continues to lag the other sub markets due to the continued supply and demand imbalance.

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

GENERAL

During the 2005 Period we completed the following significant transactions:

•	The acquisition of one Retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable retail space which was 100% leased as of the end of the 2005 Period, one Industrial property for a purchase price of $8.8 million, adding approximately 60,000 square feet of rentable industrial space which was 100.0% leased as of the end of the 2005 Period and one Office and Industrial property for a purchase price of $67.0 million, adding approximately 90,000 square feet of rentable Office space and approximately 206,000 square feet of rentable Industrial space which was 97% leased as of the end of the 2005 Period.

•	The disposition of one Industrial and three Office properties, totaling approximately 480,000 square feet, for a gain of approximately $35.2 million and the recognition of a previously deferred gain of $1.9 million from the sale of an Office property in November, 2004.

•	The extension and increase of our line of credit facility No. 2 until 2008 for $70 million.

•	The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. And subsequent to September 30, 2005, reopened the series of 5.35% senior unsecured notes and issued an additional $100 million of notes.

•	The investment of $11.6 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,329,000 square feet of office, retail and industrial space, combined.

During the 2004 Period we completed the following significant transactions:

•	The acquisition of one Industrial property, for a purchase price of $11.5 million, adding approximately 141,000 square feet of rentable space, and one Office property, for $18.5 million, adding approximately 66,000 square feet of rentable space.

•	The execution of new leases for 1,328,000 square feet of office, retail and industrial space, combined.

•	The execution of a new $50 million line of credit with Bank One, NA and Wells Fargo Bank, National Association that replaced the previous $25 million facility with Bank One, NA.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through expenses, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (4) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. The remaining components, Leasing Commissions and net Lease Intangible, are included in other assets and other liabilities on our balance sheet. We have attributed no value to Customer Relationship Value as of September 30, 2005 or December 31, 2004.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

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

SEPTEMBER 30, 2005

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

Federal Income Taxes

We believe we have qualified as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. All except approximately $3.5 million of gains on the sale of properties disposed during the 2005 Period were, or are expected to be, reinvested in replacement properties. We distributed 100% of our 2004 ordinary taxable income, and the gains from the property disposed in 2004, to shareholders.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarter and Period ended September 30, 2005 and 2004, respectively. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. Three properties were acquired during the 2005 Period and two properties were acquired during the 2004 Period. Four properties were sold in 2005 and are classified as Discontinued Operations for the 2005 Period. These four properties and one additional property, sold in November, 2004, are classified as Discontinued Operations for the 2004 Period.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Minimum base rent	$43,525	$39,066	$4,459	11.4%	$125,762	$115,461	$10,301	8.9%
Recoveries from tenants	4,099	3,071	1,028	33.5%	11,544	9,048	2,496	27.6%
Parking and other tenant charges	1,315	1,109	206	18.6%	3,482	3,413	69	2.0%

	$48,939	$43,246	$5,693	13.2%	$140,788	$127,922	$12,866	10.1%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees.

Minimum base rent increased $4.5 million (11.4%) in the 2005 Quarter and $10.3 million (8.9%) in the 2005 Period compared to the 2004 Quarter and Period, respectively, primarily due to the two Office, one Retail and three Industrial properties acquired in 2004 and year-to-date in 2005. These acquisitions accounted for $1.6 million and $8.3 million of the increase in minimum base rent in the 2005 Quarter and Period over the 2004 Quarter and Period, respectively and $0.5 million and $1.1 million of the increase in recoveries from tenants, respectively. Total real estate revenue from core properties in the 2005 Quarter increased $1.6 million over the prior year driven by increased occupancy in the Multifamily and Retail sectors, increases in rental rate growth in the Multifamily, Retail and Industrial sectors offset by decreased occupancy in the Office sector. In the 2005 Period, real estate revenue from core properties was higher ($3.3 million) than in the 2004 Period due to the increase in occupancy in the multifamily and retail sectors and an increase in rental rates in the Multifamily, Retail and Industrial sectors.

A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

	Quarter Ended September 30,			Period Ended September 30,
Sector	2005	2004	Change	2005	2004	Change
Office	90.4%	90.8%	(0.4)%	89.7%	90.9%	(1.2)%
Retail	98.2%	94.6%	3.6%	97.3%	94.5%	2.8%
Multifamily	94.9%	91.4%	3.5%	93.6%	90.1%	3.5%
Industrial	94.5%	92.6%	1.9%	94.3%	92.2%	2.1%

Total	93.0%	91.7%	1.3%	92.2%	91.4%	0.8%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall economic occupancy increased 130 basis points for the 2005 Quarter and 80 basis points for the 2005 Period as a result of occupancy gains in the Retail, Multifamily and Industrial sectors, partially offset by a decline in occupancy in the Office sector. Occupancy in the Multifamily sector increased due to the lease-up of units at the Ashby that were vacant for renovation in 2004. Industrial occupancy increased 190 basis points in the 2005 Quarter over the 2004 Quarter and 210 basis points in the 2005 Period over the 2004 Period due to leasing activity in the core portfolio and a combined occupancy of 99.4% in the 2005 Quarter and 97.7% in the 2005 Period for the properties acquired in 2005 (Coleman Building and Albemarle Point) and 2004 (8880 Gorman Road, for the year, and Dulles Business Park, for the quarter and year). Retail occupancy was positively impacted by completion of redevelopment activities in the fourth quarter of 2004 at Westminster Shopping Center, allowing for the move in of a large grocery anchor. Office occupancy decreased primarily due to the expiration of several leases that did not renew at 7900 Westpark and 1700 Research Boulevard in the fourth quarter of 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Property operating expenses	$10,928	$9,713	$1,215	12.5%	$31,229	$28,016	$3,213	11.5%
Real estate taxes	3,999	3,435	564	16.4%	11,846	10,344	1,502	14.5%

	$14,927	$13,148	$1,779	13.5%	$43,075	$38,360	$4,715	12.3%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 30.5% and 30.6% of revenue in the 2005 Quarter and Period, respectively, and 30.4% and 30.0% of revenue in the 2004 Quarter and Period, respectively. The properties acquired in 2004 and 2005 accounted for $0.6 million of the $1.2 million increase in property operating expenses and $0.3 million of the $0.6 million increase in real estate taxes over the 2004 Quarter. Core real estate operating expenses increased $0.8 million as a result of higher utility costs, real estate taxes and repair and maintenance expenses.

Properties acquired in 2004 and 2005 accounted for $1.4 million of the $3.2 million increase in property operating expenses and almost $0.8 of the $1.5 million increase in real estate taxes over the 2004 Period. Core property operating expenses increased $2.5 million as a result of higher utility costs, real estate taxes, repairs and maintenance expenses.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Depreciation & amortization	$11,988	$10,017	$1,971	19.7%	$35,467	$29,027	$6,440	22.2%
Interest expense	9,798	8,760	1,038	11.8%	27,668	25,949	1,719	6.6%
General & administrative	2,036	1,616	420	26.0%	6,361	4,572	1,789	39.1%

	$23,822	$20,393	$3,429	16.8%	$69,496	$59,548	$9,948	16.7%

Depreciation and amortization expense increased $2.0 million (19.7%) to $12.0 million in the 2005 Quarter from $10.0 million in the 2004 Quarter and increased $6.4 million (22.2%) to $35.5 million in the 2005 Period from $29.0 million in the 2004 Period, due primarily to total acquisitions of $205.8 million and capital and tenant improvement expenditures of $57.2 million in 2004 and in the 2005 Period, combined. In the 2005 Quarter and Period, $1.6 million and $3.5 million, respectively, of the increase in depreciation and amortization expense was from properties acquired in 2005 and 2004. Accelerated depreciation related to development activities at Foxchase and South Washington Street accounted for $0.9 million for the 2005 Quarter and $2.8 million for the Period.

Interest expense increased $1.0 million to $9.8 million in the 2005 Quarter and $1.7 million to $27.7 million in the 2005 Period. The increase in interest expense for the 2005 Quarter over the 2004 Quarter was primarily due to an increase of $0.7 million in mortgage interest resulting from mortgage assumptions with certain acquisitions. The increase in interest expense for the 2005 Period over the 2004 Period is due to the increased mortgage debt described above as well as an increase in short- term borrowing on the lines of credit to fund acquisitions.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

A summary of interest expense for the Quarter and Period ended September 30, 2005 and 2004, respectively, appears below (in millions):

	Quarter Ended September 30,			Period Ended September 30,
Debt Type	2005	2004	$ Change	2005	2004	$ Change
Notes payable	$6.4	$6.3	$0.1	$17.7	$18.8	$(1.1)
Mortgages	3.0	2.5	0.5	8.8	7.2	1.6
Lines of credit	0.7	0.2	0.5	1.9	0.4	1.5
Capitalized interest	(0.3)	(0.2)	(0.1)	(0.7)	(0.5)	(0.2)

Total	$9.8	$8.8	$1.0	$27.7	$25.9	$1.8

General and administrative expenses increased to $2.0 million for the 2005 Quarter compared to $1.6 million for the 2004 Quarter, and $6.3 million for the 2005 Period compared to $4.6 million for the 2004 Period primarily due to higher compensation expense and accounting and consulting fees.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT sold the following properties during the 2005 Period:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)	Gain on Sale
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150	$8,527
February 1, 2005	Tycon Plaza II	Office	127,000	19,400	8,867
February 1, 2005	Tycon Plaza III	Office	137,000	27,950	14,696
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000	3,038

	Total 2005 Period		480,000	$73,500	$35,128

The Office properties, classified as discontinued operations effective November 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2. In September 2005 the Industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account. Discontinued operations for the 2005 Quarter and 2005 Period consist of the properties sold in February and September 2005. For the 2004 Quarter and 2004 Period, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. In addition there was a gain of $1.9 million recognized in the 2005 Period previously deferred from the sale of Boone Boulevard.

Discontinued operations for the 2005 Quarter and Period consist of the properties sold in February 2005 and September 2005. For the 2004 Quarter and Period, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter ended September 30,		Period ended September 30,
	2005	2004	2005	2004
Revenues	$(34)	$2,282	$656	$6,811
Property expenses	(48)	(752)	(401)	(2,402)
Depreciation and amortization	(18)	(497)	(71)	(1,481)

	$(100)	$1,033	$184	$2,928

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

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

	Quarter Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$44,615	$42,983	$1,632	3.8%
Non-core (1)	4,324	263	4,061	n/a

Total Real Estate Rental Revenue	$48,939	$43,246	$5,693	13.2%

Real Estate Expenses
Core	$13,916	$13,091	$825	6.3%
Non-core (1)	1,013	57	956	n/a

Total Real Estate Expenses	$14,929	$13,148	$1,781	13.5%

Net Operating Income
Core	$30,699	$29,892	$807	2.7%
Non-core (1)	3,311	206	3,105	n/a

Total Net Operating Income	$34,010	$30,098	$3,912	13.0%

Reconciliation to Net Income
NOI	$34,010	$30,098
Other revenue	335	59
Interest expense	(9,798)	(8,760)
Depreciation and amortization	(11,988)	(10,017)
General and administrative expenses	(2,036)	(1,616)
Discontinued operations(2)	2,938	1,033

Net Income	$13,461	$10,797

	Quarter Ended September 30,
	2005	2004
Economic Occupancy
Core	92.5%	91.6%
Non-core (1)	98.4%	98.0%

Total	93.0%	91.7%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing, Coleman Building, Albemarle Point

2004 acquisitions – Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

2004 disposals – 8230 Boone Boulevard

We recognized NOI of $34.0 million in the 2005 Quarter, which was $3.9 million or 13.0% greater than in the 2004 Quarter due largely to our acquisitions in the last twelve months. These acquired properties contributed $3.3 million in NOI in the 2005 Quarter (9.7% of total NOI).

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Core properties experienced an increase (2.7%) in NOI due to a $1.6 million increase in revenue offset somewhat by a $0.8 increase in property expenses. Real estate revenue benefited from increased occupancy and rental rates in the Multifamily, Retail and Industrial sectors offset somewhat by increased vacancy and reduced rental rates in the Office sector. The increase in core expenses was driven by the Office and Multifamily sectors, which contributed $0.3 million and $0.4 million, respectively, to the increase as a result of higher utilities, repairs and maintenance expense and real estate taxes.

Overall economic occupancy increased from 91.7% in the 2004 Quarter to 93.0% in the 2005 Quarter as core economic occupancy increased from 91.6% to 92.5%, due largely to increases in the Retail, Multifamily and Industrial sectors, offset somewhat by a 40 basis point decrease in core Office sector occupancy. As of September 30, 2005, 14.4% of the total commercial square footage leased is scheduled to expire in 2006. During the quarter, 85% of the square footage that expired was renewed. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$23,196	$23,073	$123	0.5%
Non-core (1)	1,169	263	906	n/a

Total Real Estate Rental Revenue	$24,365	$23,336	$1,029	4.4%

Real Estate Expenses
Core	$7,613	$7,302	$311	4.3%
Non-core (1)	335	57	278	n/a

Total Real Estate Expenses	$7,948	$7,359	$589	8.0%

Net Operating Income
Core	$15,583	$15,771	$(188)	(1.2)%
Non-core (1)	834	206	628	n/a

Total Net Operating Income	$16,417	$15,977	$440	2.8%

Reconciliation to Net Income
NOI	$16,417	$15,977
Interest expense	(1,112)	(1,146)
Depreciation and amortization	(6,355)	(6,050)
Discontinued operations(2)	—	979

Net Income	$8,950	$9,760

	Quarter Ended September 30,
	2005	2004
Economic Occupancy
Core	90.2%	90.7%
Non-core (1)	95.2%	98.0%

Total	90.4%	90.8%

(1)	Non-core properties include:

2005 acquisitions – Albemarle Point Office Building

2004 acquisitions – Shady Grove Medical Village II and 8301 Arlington Boulevard

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposals – 8230 Boone Boulevard

The Office sector recognized NOI of $16.4 million in the 2005 Quarter, which was $0.4 million, or 2.8%, higher than in the 2004 Quarter primarily due to the NOI contribution of the properties acquired in 2004. These properties contributed $0.6 million to the increase in NOI. Core Office sector NOI was $0.2 million (1.2%) lower than in the comparable quarter in 2004 due primarily to a $0.3 million increase in core real estate expenses offset somewhat by an increase of $0.1 million in rental revenues.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

The Core Office rental revenue was flat because rental rates were down 1.3% compared to the second quarter 2004 and occupancy was down 50 basis points. This was driven by the expiration of several leases in the fourth quarter of 2004 that were not renewed at 7900 Westpark and 1700 Research Boulevard. Core real estate expenses were higher due primarily to increased utility and real estate tax expenses as a result of supplier rate increases and higher value assessments, respectively.

Core economic occupancy decreased from 90.7% to 90.2% as a result of the aforementioned vacancies. As of September 30, 2005, 15.0% of the total Office square footage leased is scheduled to expire in 2006. During the quarter, 93% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 156,300 square feet of Office space with primarily no change in rental rates.

Retail Sector

	Quarter Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$7,160	$6,714	$446	6.6%
Non-core (1)	1,119	—	1,119	n/a

Total Real Estate Rental Revenue	$8,279	$6,714	$1,565	23.3%

Real Estate Expenses
Core	$1,513	$1,443	$70	4.9%
Non-core (1)	185	—	185	n/a

Total Real Estate Expenses	$1,698	$1,443	$255	17.7%

Net Operating Income
Core	$5,647	$5,271	$376	7.1%
Non-core (1)	934	—	934	n/a

Total Net Operating Income	$6,581	$5,271	$1,310	24.9%

Reconciliation to Net Income
NOI	$6,581	$5,271
Interest Expense	(353)	—
Depreciation and amortization	(1,871)	(926)

Net Income	$4,357	$4,345

	Quarter Ended September 30,
	2005	2004
Economic Occupancy
Core	97.9%	94.6%
Non-core (1)	100.0%	—

Total	98.2%	94.6%

(1)	Non-core properties include:

2005 acquisition – Frederick Crossing

Retail sector NOI increased in the 2005 Quarter to $6.6 million from $5.3 million in the 2004 Quarter. The acquisition in March, 2005 contributed $0.9 million (14.2%) to NOI.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

The increase in core NOI of $0.4 million was due to a $0.4 million increase in revenues driven a 330 basis point increase in occupancy due to the move-in of the grocery anchor tenant at Westminster Shopping Center upon completion of the center’s redevelopment and a slight increase in rental rates. Core real estate expenses increased slightly due to higher real estate taxes.

As of September 30, 2005, 7.9% of the total Retail square footage leased is scheduled to expire in 2006. During the quarter, 98% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 52,100 square feet of Retail space at an average rent increase of 20%.

Multifamily Sector

	Quarter Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,829	$7,288	$541	7.4%

Real Estate Expenses
Core/Total	$3,385	$3,011	$374	12.4%

Net Operating Income
Core/Total	$4,444	$4,277	$167	3.9%

Reconciliation to Net Income
NOI	$4,444	$4,277
Interest expense	(986)	(1,066)
Depreciation and amortization	(1,272)	(1,238)

Net Income	$2,186	$1,973

	Quarter Ended September 30,
	2005	2004
Economic Occupancy
Core/Total	94.9%	91.4%

Multifamily NOI was higher in the 2005 Quarter as compared to the same time period in 2004 because of a $0.5 million increase in real estate revenue offset partially by a $0.4 million increase in real estate expenses. Revenues were higher due to a 4.0% increase in rental rates that was generally portfolio-wide, and a 350 basis point increase in occupancy resulting from the completed renovation and occupancy of several units at the Ashby at McLean which were off the market in the 2004 Quarter, and higher occupancy at other properties. The increase in real estate expenses was for higher repairs and maintenance expenses and utility costs, as well as increased marketing and other administrative expenses.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Industrial Sector

	Quarter Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$6,430	$5,908	$522	8.8%
Non-core (1)	2,036	—	2,036	n/a

Total Real Estate Rental Revenue	$8,466	$5,908	$2,558	43.3%

Real Estate Expenses
Core	$1,405	$1,335	$70	5.2%
Non-core (1)	493	—	493	n/a

Total Real Estate Expenses	$1,898	$1,335	$563	42.2%

Net Operating Income
Core	$5,025	$4,573	$452	9.9%
Non-core (1)	1,543	—	1,543	n/a

Total Net Operating Income	$6,568	$4,573	$1,995	43.6%

Reconciliation to Net Income
NOI	$6,568	$4,573
Interest expense	(506)	(250)
Depreciation and amortization	(2,380)	(1,387)
Discontinued operations(2)	2,938	54

Net Income	$6,620	$2,990

	Quarter Ended September 30,
	2005	2004
Economic Occupancy
Core	92.7%	92.6%
Non-core (1)	99.4%	—

Total	94.5%	92.6%

(1)	Non-core properties include:

2005 acquisition – Coleman Building , Albemarle Point Industrial Buildings

2004 acquisitions – Dulles Business Park

(2)	Discontinued Operations include:

2005 disposal – Pepsi Distribution Center

The Industrial sector recognized NOI of $6.6 million in the 2005 Quarter, which was $2.0 million (43.6%) greater than in the 2004 Quarter due to a $0.5 million increase in core NOI and the acquisitions of Albemarle Point in July 2005, the Coleman Building in April 2005 and the Dulles Business Park portfolio in December 2004 which combined contributed $1.5 million (23.5%) to NOI.

Core properties experienced a $0.5 million (9.9%) increase in NOI due to a $0.5 million improvement in revenues, while real estate expenses increased slightly to $1.4 million from $1.3 million. Core revenues increased due primarily to a 4.9% growth in rental rates and a slight increase in occupancy. As of September 30, 2005, 17.7% of the total Industrial square footage leased is scheduled to expire in 2006. During the 2005 Quarter, 76.1% of the square footage that expired was renewed.

During the 2005 Quarter, we executed new leases for 234,100 square feet of industrial space at an average rent increase of 25%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

2005 Period Compared to the 2004 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2005 Period compared to the 2004 Period. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$130,122	$127,025	$3,097	2.4%
Non-core (1)	10,666	897	9,769	n/a

Total Real Estate Rental Revenue	$140,788	$127,922	$12,866	10.1%

Real Estate Expenses
Core	$40,660	$38,206	$2,454	6.4%
Non-core (1)	2,415	154	2,261	n/a

Total Real Estate Expenses	$43,075	$38,360	$4,715	12.3%

Net Operating Income
Core	$89,462	$88,819	$643	0.7%
Non-core (1)	8,251	743	7,508	n/a

Total Net Operating Income	$97,713	$89,562	$8,151	9.1%

Reconciliation to Net Income
NOI	$97,713	$89,562
Other revenue	655	239
Other income from property settlement	504	—
Interest expense	(27,668)	(25,949)
Depreciation and amortization	(35,467)	(29,027)
General and administrative expenses	(6,361)	(4,572)
Discontinued operations(2)	37,195	2,928

Net Income	$66,571	$33,181

	Period Ended September 30,
	2005	2004
Economic Occupancy
Core	91.8%	91.4%
Non-core (1)	97.6%	99.9%

Total	92.2%	91.4%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing, Coleman Building and Albemarle Point

2004 acquisitions – 8880 Gorman Road, Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

2004 disposal – 8230 Boone Boulevard

We recognized NOI of $97.7 million in the 2005 Period, which was $8.2 million or 9.1% greater than in the 2004 Period due largely to our 2004 and 2005 acquisitions. These acquired properties contributed $8.3 million in NOI in the 2005 Period (8.4% of total NOI).

Core properties experienced a $0.6 million (0.7%) increase in NOI due primarily to the $3.1 million increase in revenue, which was offset somewhat by a $2.5 million increase in real estate expenses. Real estate revenue was positively impacted by the growth in rental rates and increased occupancy in the Multifamily, Industrial and Retail sectors and an increase in expense reimbursements in the Office sector. This was offset somewhat by the decrease in rental rates and occupancy in the Office sector.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

The increase in core expenses was a result of increased utility costs, real estate taxes and marketing and other administrative expenses.

Overall economic occupancy increased from 91.4% in the 2004 Period to 92.2% in the 2005 Period due largely to the properties acquired in 2005 and 2004. Core economic occupancy was higher at 91.8% compared to 91.4% due largely to the combined increases in the Retail, Multifamily and Industrial occupancy, offset by a 130 basis point decrease in Office sector occupancy. During the 2005 Period, 73.6% of the square footage that expired was renewed. An analysis of NOI by sector follows.

Office Sector

	Period Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$68,024	$68,613	$(589)	(0.9)%
Non-core (1)	2,802	263	2,539	n/a

Total Real Estate Rental Revenue	$70,826	$68,876	$1,950	2.8%

Real Estate Expenses
Core	$22,279	$21,127	$1,152	5.5%
Non-core (1)	812	57	755	n/a

Total Real Estate Expenses	$23,091	$21,184	$1,907	9.0%

Net Operating Income
Core	$45,745	$47,486	$(1,741)	(3.7)%
Non-core (1)	1,990	206	1,784	n/a

Total Net Operating Income	$47,735	$47,692	$43	0.1%

Reconciliation to Net Income
NOI	$47,735	$47,692
Interest expense	(3,449)	(3,241)
Depreciation and amortization	(18,851)	(17,714)
Discontinued operations(2)	34,204	2,760

Net Income	$59,639	$29,497

	Period Ended September 30,
	2005	2004
Economic Occupancy
Core	89.5%	90.8%
Non-core (1)	95.5%	98.0%

Total	89.7%	90.9%

(1)	Non-core properties include:

2005 acquisitions – Albemarle Point Office Building

2004 acquisition – Shady Grove Medical Village II and 8301 Arlington Boulevard

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals – Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike

2004 disposal – 8230 Boone Boulevard

The Office sector recognized NOI of $47.7 million in the 2005 Period and 2004 period due primarily to increased vacancy in our core portfolio and increased operating expenses, offset by our acquisitions of Shady Grove Medical Village II in August 2004, 8301 Arlington Boulevard in October 2004 and Albemarle Point in July 2005. These properties contributed $2.0 million to NOI (4.2% of the total).

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Core Office properties experienced a $1.7 million (3.7%) decrease in NOI due to a $1.1 million increase in real estate expenses and a $0.6 million decline in revenues. Core Office occupancy was 130 basis points lower in the 2005 Period than the 2004 Period. This was offset somewhat by an increase of $0.7 million in recoveries from tenants due to higher operating expenses. Core real estate expenses were higher due primarily to higher utility costs, repairs and maintenance expenses and real estate taxes.

Core economic occupancy for the Office sector was down to 89.5% from 90.8% and overall economic occupancy decreased from 90.9% to 89.7%. During the 2005 Period, 76.7% of the square footage that expired was renewed. This renewal rate was lower than usual due to pricing pressure in a period of low demand.

During the 2005 Period, we executed new leases for 581,400 square feet of Office space at an average rent increase of 3.7%.

Retail Sector

	Period Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$21,129	$20,283	$846	4.2%
Non-core (1)	2,360	—	2,360	n/a

Total Real Estate Rental Revenue	$23,489	$20,283	$3,206	15.8%

Real Estate Expenses
Core	$4,730	$4,495	$235	5.2%
Non-core (1)	373	—	373	n/a

Total Real Estate Expenses	$5,103	$4,495	$608	13.5%

Net Operating Income
Core	$16,399	$15,788	$611	3.9%
Non-core (1)	1,987	—	1,987	n/a

Total Net Operating Income	$18,386	$15,788	$2,598	16.5%

Reconciliation to Net Income
NOI	$18,386	$15,788
Other income from property settlement	504	—
Interest Expense	(740)	—
Depreciation and amortization	(6,313)	(2,762)

Net Income	$11,837	$13,026

	Period Ended September 30,
	2005	2004
Economic Occupancy
Core	97.0%	94.5%
Non-core (1)	100.0%	—

Total	97.3%	94.5%

(1)	Non-core properties include:

2005 acquisitions – Frederick Crossing

The Retail sector recognized NOI of $18.4 million in the 2005 Period, which was $2.6 million (16.5%) greater than in the 2004 Period due primarily to the acquisition of Frederick Crossing in March, 2005 which contributed $2.0 million in NOI (10.8% of the total NOI), and an increase in core NOI of $0.6 million.

The increase in core NOI was due to a $0.8 million increase in rental revenues offset somewhat by an increase in real estate expenses of $0.2 million. The revenue increase was driven by increased occupancy and rental rates as well as a $0.6 million increase in expense reimbursements. This was offset somewhat by a $0.1 million decrease in percentage rent. Real estate expenses increased $0.2 million due to increased real estates taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Core economic occupancy for the Retail sector increased to 97.0% from 94.5% primarily as a result of commencement of operations of the grocery anchor tenant after the development activity at Westminster. During the 2005 Period, 96.3% of the square footage that expired was renewed.

During the 2005 Period, we executed new leases for 136,100 square feet of retail space at an average rent increase of 23.6%.

Multifamily Sector

	Period Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$22,867	$21,522	$1,345	6.2%

Real Estate Expenses
Core/Total	$9,515	$8,717	$798	9.2%

Net Operating Income
Core/Total	$13,352	$12,805	$547	4.3%

Reconciliation to Net Income
NOI	$13,352	$12,805
Interest expense	(3,112)	(3,201)
Depreciation and amortization	(3,757)	(3,631)

Net Income	$6,483	$5,973

	Period Ended September 30,
	2005	2004
Economic Occupancy
Core/Total	93.6%	90.1%

Multifamily NOI increased $0.5 million (4.3%) due primarily to a $1.3 million increase in real estate revenue as a result of increased occupancy and increased rental rates, offset by increased real estate expenses due to increases in property marketing costs and administrative expenses as well as utility costs, repairs and maintenance expenses and real estate taxes. Revenues increased due to a 350 basis point increase in occupancy due primarily to the completed renovation and subsequent leasing of units taken off-market at The Ashby at McLean during the 2004 Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Industrial Sector

	Period Ended September 30,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$18,102	$16,607	$1,495	9.0%
Non-core (1)	5,504	634	4,870	n/a

Total Real Estate Rental Revenue	$23,606	$17,241	$6,365	36.9%

Real Estate Expenses
Core	$4,136	$3,867	$269	7.0%
Non-core (1)	1,230	97	1,133	n/a

Total Real Estate Expenses	$5,366	$3,964	$1,402	35.4%

Net Operating Income
Core	$13,966	$12,740	$1,226	9.6%
Non-core (1)	4,274	537	3,737	n/a

Total Net Operating Income	$18,240	$13,277	$4,963	37.4%

Reconciliation to Net Income
NOI	$18,240	$13,277
Interest expense	(1,526)	(755)
Depreciation and amortization	(6,220)	(3,988)
Discontinued operations(2)	2,991	168

Net Income	$13,485	$8,702

	Period Ended September 30,
	2005	2004
Economic Occupancy
Core	92.9%	92.1%
Non-core (1)	97.7%	100.0%

Total	94.3%	92.2%

(1)	Non-core properties include:

2005 acquisition – Coleman Building, Albemarle Point Industrial Buildings

2004 acquisitions – 8880 Gorman Road and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposal – Pepsi Distribution Center

The Industrial sector recognized NOI of $18.2 million in the 2005 Period, which was $5.0 million (37.4%) greater than in the 2004 Period due to a $1.2 million increase in core NOI and the acquisitions of Albemarle Point in July 2005, the Coleman Building in April 2005, 8880 Gorman Road in March 2004 and Dulles Business Park in December 2004 which together contributed $4.3 million (23.4%) of the total NOI.

Core properties experienced a $1.2 million (9.6%) increase in NOI due to a $1.5 million improvement in revenues, while real estate expenses increased $0.3 million. Core revenues increased due primarily to an 80 basis point growth in occupancy and increased rental rates. During the 2005 Period, 63.3% of the square footage that expired was renewed.

During the 2005 Period, we executed new leases for 611,800 square feet of Industrial space at an average rent increase of 12.0%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of September 30, 2005, we had approximately $12.7 million in cash and cash equivalents and $61.5 million available for borrowing under our unsecured credit facilities. In February 2005, we sold Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike for a combined sale price of $67.5 million. We used $31.0 million of the proceeds in February 2005 to pay down credit facility borrowings, $19.5 million toward the purchase of Frederick Crossing in March 2005 and $8.3 million toward the purchase of the Coleman Building in April 2005. In late April, 2005, we paid in full the remaining amounts outstanding under our unsecured credit facilities using proceeds from two issuances of $50 million unsecured notes (for a net total of $99.3 million) at 5.05% and 5.35%, respectively.

In the 2005 Quarter our unsecured credit facilities funded the purchase of Albemarle Point for $63.0 million, the payoff of mortgages for Avondale and Woodburn, $7.5 million and $18.0 million respectively, and development costs. This left $61.5 million available for borrowing under our credit facilities.

In October 2005 we issued an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, at an effective yield of 5.49%. $93.5 million of the $100.7 million proceeds (including $2.4 million of accrued interest) from the sale of these notes was used to repay borrowings under our lines of credit and the remainder may be used for the acquisition of real estate and general corporate purposes.

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

As we review the results of the first nine months and anticipate the business activity for the remainder of 2005, we expect to complete the year with the same significant capital requirements as previously estimated, except for tenant improvements and development costs. Therefore, for the twelve months ended, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $33.0 million to invest in our existing portfolio of operating assets, including approximately $8.0 million to fund tenant-related capital requirements;

•	Approximately $18.0 million to invest in our development projects;

•	Approximately $121.0 million to fund our expected property acquisitions;

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at September 30, 2005 is summarized as follows (in thousands):

Fixed rate mortgages	$170,393
Unsecured credit facilities	93,500
Unsecured notes payable	420,000

Total debt	$683,893

The $170.4 million in fixed rate mortgages, which includes $4.2 million in unamortized premiums due to fair value adjustments associated with the assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.9% at September 30, 2005 and had a weighted average maturity of 5.8 years.

Our primary external source of liquidity is our two revolving credit facilities. At September 30 we could borrow up to $155.0 million under these lines which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $70.0 million unsecured credit facility that expires in July 2008.

On April 26, 2005, we sold $50.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured noted due May 1, 2015 at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.3 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder may be used for the acquisition of real estate and general corporate purposes.

On October 3, 2005, subsequent to the end of the third quarter, we reopened our series of 5.35% senior unsecured notes due May 1, 2015 and issued an additional $100 million of notes at an effective yield of 5.49%. $93.5 million of the $100.7 million proceeds (including $2.4 million of accured interest) from the sale of these notes was used to repay borrowings under our lines of credit and the remainder may be used for the acquisition of real estate and general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

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

$420,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2004 10-K, all of which were met as of September 30, 2005.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the 2005 Quarter and 2005 Period (in thousands).

	Quarter Ended September 30,		Period Ended September 30,
	2005	2004	2005	2004
Common dividends	$16,955	$16,401	$50,397	$48,353
Minority interest distributions	33	32	98	95

	$16,998	$16,433	$50,495	$48,448

Dividends paid for the 2005 Quarter and 2005 Period increased as a direct result of a dividend rate increase from $0.3925 per share in June 2004 to $.4025 per share in June 2005.

Acquisitions and Development

As of September 30 we had acquired one Retail, one Industrial and one Office/Industrial property in 2005 and one Industrial and one Office property in 2004 for a purchase price of $44.8 million, $8.8 million, $67.0 million, $11.5 million and $18.5 million, respectively. The Retail acquisition in 2005 was financed through the assumption of a loan in the amount of $24.3 million bearing an interest rate of 5.95% per annum, escrowed proceeds from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February, 2005 and borrowings under credit facility No. 1. The Industrial 2005 acquisition was funded with escrowed proceeds from the aforementioned dispositions and through borrowings under Credit Facility No. 1 and the Office/Industrial acquisition in 2005 was funded with borrowings under Credit Facility No. 2 and from general corporate funds. All outstanding amounts under our credit facilities were then paid off with the proceeds of the debt issuance in April, 2005 discussed above and the subsequent debt issuance on October 3, 2005. The 2004 Industrial acquisition was financed through a line of credit advance and the Office acquisition through the assumption of a $10.1 million mortgage bearing interest at 6.98% (fair valued at $11.2 million and 5.26%) and a line of credit advance.

As of September 30, 2005, we had funded $24.3 million, in development and land costs, on two major development projects — Rosslyn Towers and South Washington Street — and one major redevelopment project at Foxchase Shopping Center. Investment during the third quarter of 2005 on these projects totaled $5.9 million compared to $1.8 million in the third quarter of 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended September 30,
	2005	2004	Change
Cash provided by operating activities	$62.3	$56.6	$5.7
Cash used in investing activities	$(61.6)	$(42.8)	$(18.8)
Cash used in financing activities	$(0.2)	$(16.2)	$16.0

Operations generated $62.3 million of net cash in the 2005 Period compared to $56.6 million of net cash generated during the comparable period in 2004. The increase in cash flow was due primarily to additional income from assets acquired in 2005 and 2004. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $61.6 million in the 2005 Period compared to the $42.8 million net cash used in the 2004 Period. This was primarily due to the purchase of Albemarle Point for $67.0 million, $8.3 million to fund the purchase of the Coleman Building and the purchase of Frederick Crossing for $44.8 million net of the assumption of a $24.3 million mortgage. This was partially offset by $66.2 million in cash proceeds ($31.3 million of the proceeds were escrowed in a restricted cash account) from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike and $1.9 million from the receipt of a portion of the gain previously deferred from the November, 2004 sale of 8230 Boone Boulevard. Also, capital improvements to real estate increased $7.5 million due to increased funding for the development of Rosslyn Towers and South Washington Street and the redevelopment of Foxchase Shopping Center.

Our financing activities used net cash of $0.2 million in the 2005 Period compared to $16.2 million in the 2004 Period. $23.5 million was repaid on our lines of credit compared with $30.9 million in net borrowings in the first half of 2004 and in September 2005, two mortgages were repaid for $25.8 million. Additionally, there was a $2.0 million increase in dividends paid in the 2005 Period due to an increase in the dividend rate to $0.4025 in the 2005 Quarter from $0.3925 in the 2004 Quarter. This was offset somewhat by the proceeds of $99.0 million from the April, 2005 debt issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6 – Notes Payable).

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,		Period Ended September 30,
	2005	2004	2005	2004
Earnings to fixed charges	2.0x	2.1x	2.0x	2.1x
Debt service coverage	3.0x	3.3x	3.1x	3.3x

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2005

(UNAUDITED)

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2005	2004	2005	2004
Net income	$13,461	$10,797	$66,571	$33,181
Adjustments:
Other income from property settlement	—	—	(504)	—
Gain on disposal of real estate investment	(3,038)	—	(37,011)	—
Depreciation and amortization	11,988	10,017	35,467	29,027
Discontinued operations depreciation & amortization	18	499	71	1,481

FFO as defined by NAREIT	$22,429	$21,313	$64,594	$63,689

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	(a)	Exhibits

		10.	Management Contracts, Plans and Arrangements

			(n)	Employment Agreement dated October 3, 2005 with Christopher P. Mundy.

			(o)	Change in Control Agreement dated October 3, 2005 with Christopher P. Mundy.

		12.	Computation of Ratios

		31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

			(a)	Certification – Chief Executive Officer

			(b)	Certification – Senior Vice President

			(c)	Certification – Chief Financial Officer

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

Date: November 9, 2005