Form 10-K
period 2005-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2006-03-16
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For fiscal year ended December 31, 2005

COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State of incorporation)	(IRS Employer Identification Number)

6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND	20852
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code (301) 984-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 27, 2006 42,175,428 Shares of Beneficial Interest were outstanding. As of June 30, 2005, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,314,238,598 (based on the closing price of the stock on June 30, 2005).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

The Trust

Washington Real Estate Investment Trust (“WRIT,” the “Trust,” or the “company”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real properties in the greater Washington—Baltimore region. We own a diversified portfolio of general purpose office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. $33.5 million of gains from property disposed in 2005 was reinvested in replacement properties. Approximately $3.5 of gains from disposed property in 2005 was distributed to share holders. We distributed all of our 2005, 2004 and 2003 ordinary taxable income to our shareholders. Gains from the property disposed in 2004 were distributed to shareholders. No provision for income taxes was necessary in 2005, 2004 or 2003. Over the last five years, dividends paid per share have been $1.60 for 2005, $1.55 for 2004, $1.47 for 2003, $1.39 for 2002 and $1.31 for 2001.

We generally incur short-term floating rate debt in connection with the acquisition of real estate. As market conditions permit, we replace the floating rate debt with fixed-rate secured loans or unsecured senior notes, or repay the debt with the proceeds of sales of equity securities. We may acquire one or more properties in exchange for our equity securities or operating partnership units which are convertible into WRIT shares.

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

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 46.

The Greater Washington/Baltimore Economy

2005 proved to be a year of strong performance for the greater Washington/Baltimore area with both the professional and business services sectors fueling job growth. Federal procurement spending continues to be strong, particularly in the defense industry, with its issuance of defense, intelligence and security contracts. Continued spending by the General Services Administration and the corresponding government contracting firms and professional services firms is expected to further drive regional growth. Office leasing activity has increased and has had a positive impact on the industrial and multifamily rental markets. Retail leasing space has been positively affected by the Metro area’s overall population growth and high levels of discretionary income.

We believe regional job growth in 2006 will continue to be driven by professional services firms, including government contractors. According to Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property types including office, industrial, retail and apartments:

•	The Metropolitan Washington region led the nation in job growth for the fifth year in a row, adding 86,900 jobs through the 12 months ended November 2005.

•	The Washington area unemployment rate was 3.3% in November 2005, down from 3.7% one year ago and well below the national rate of 5.0%.

•	Approximately 75,000 new jobs are projected for the region in 2006.

While growth is very important, from an investment perspective, economic stability is equally important. The Federal government, professional/business services and transportation are the core industries in the greater Washington/Baltimore area economy. Increased spending by the Federal government is expected to continue driving regional economic growth. Federal government spending in the region increased 15% in 2005 and accounts for 17% of the Gross Regional Product.

Greater Washington/Baltimore Real Estate Markets

The economic stability in the greater Washington/Baltimore region has translated into stronger relative real estate market performance in each of our four sectors, compared to other national metropolitan regions as reported by Delta:

Office and Medical Office Sectors

•	Rents rose 2.5% in 2005 in the region as a whole, rents are expected to rise 4.0% Metro wide in 2006, as vacancy in suburban Maryland submarkets and Northern Virginia declines.

•	Vacancy was 7.9% (with sublet space included) at year-end 2005, down from 9.2% (with sublet space) at year-end 2004, among the lowest of any major metro area.

•	The overall vacancy rate is projected to increase in the District over the next two years due to levels of new construction.

•	Net absorption totaled 7.6 million square feet, down from 11.6 million square feet in 2004.

•	Of the 17.7 million square feet of office space under construction at year-end 2005, 49% was estimated as pre-leased.

Multifamily Sector

•	Overall, apartment rents increased 4.6% in the greater Washington/Baltimore region in 2005.

•	Rental rates are expected to rise over the next 12 months with nominal concessions.

•	The pipeline of new supply is at its lowest level in several years.

Grocery-Anchored Retail Centers Sector

•	Retail employment increased by 8,200 positions in 2005.

•	Strong regional household income averages as follows—Fairfax County, Virginia—$130,000, Montgomery County, Maryland—$128,300 and Alexandria, Virginia—$115,700—versus a national average of $64,800.

•	Steady vacancy rates at 2.9% at year-end 2005 compared to 2.8% at year-end 2004.

•	Rental rates at Grocery-Anchored Centers increased 22.7% in 2005.

Industrial/Flex Sector

•	Average industrial rents increased 1.5% in the greater Washington/Baltimore region in 2005.

•	Rents are projected to increase 2-3% in 2006, as vacancy rates improve.

•	Vacancy was 2.4% (with sublet space) at year-end 2005, down from 10.4% (with sublet space) at year-end 2004.

•	Of the 5.1 million square feet of industrial space under construction at year-end 2005, 34% is pre-leased, as compared to 3.7 million and 19%, respectively, at year-end 2004.

WRIT PORTFOLIO

As of December 31, 2005, we owned a diversified portfolio of 68 properties consisting of 21 office buildings, 7 medical office buildings, 12 retail centers, 9 multifamily buildings and 19 industrial/flex properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and develop ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2005, 2004 and 2003 and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2005 were as follows:

Percent Leased* December 31, 2005		Real Estate Rental Revenue*
		2005	2004	2003
91%	Office buildings	40%	45%	46%
99%	Medical office buildings	10	8	5
99%	Retail centers	17	16	17
91%	Multifamily	16	17	18
93%	Industrial	17	14	14

		100%	100%	100%

*	Data excludes discontinued operations.

On a combined basis, our portfolio was 94% leased at December 31, 2005 and 92% leased at December 31, 2004 and 2003.

Total rental revenue from continuing operations was $190.0 million for 2005, $171.6 million for 2004 and $153.6 million for 2003. During the three year period ending December 31, 2005, we acquired two office buildings, five medical office buildings, two retail centers and five industrial properties. During that same time frame, we sold three office buildings and one industrial property. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 3.3% of revenue in 2005, 3.3% of revenue in 2004, and 2.5% of revenue in 2003. All Federal government tenants in the aggregate accounted for approximately 1.8% of our 2005 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, U.S. Department of Consumer Affairs and the National Institutes of Health. WRIT’s larger non-Federal government tenants include the World Bank, Sunrise Senior Living, Inc., Lockheed Corporation, George Washington University, IQ Solutions, Sun Microsystems, INOVA Health Systems, United Communications Group and Westat.

We expect to continue investing in additional income producing properties. We only invest in properties which we believe will increase in income and value. Our properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

We have recently engaged in ground-up development in order to further strengthen our portfolio with long-term growth prospects. We currently have three ground-up development projects underway. The first is a 224-unit mixed-use residential and retail property in Arlington, VA referred to as Rosslyn Towers, with completion of the mid rise building expected in late 2006 and the high rise building expected in the second quarter 2007. The second is a 75-unit mixed-use residential and retail property in Alexandria, VA referred to as South Washington Street, with completion expected in early 2007. The third is our December 2005 acquisition of Dulles Station in Herndon, VA. These two office buildings will total 540,000 square feet when the two phases are complete. The completion of the first 185,000 square feet of building construction is expected late in 2007 and the second building of 355,000 square feet is expected to be completed sometime in 2008 or 2009 depending on market conditions.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2005, 2004, and 2003 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 28, 2006, we had 260 employees including 179 persons engaged in property management functions and 81 persons engaged in corporate, financial, leasing and asset management functions.

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

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 46.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that if our office, medical office, industrial, multifamily and retail properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, industrial, multi-family or retail properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	weather conditions;

•	consumer confidence, unemployment rates, and consumer tastes and preferences;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	the economic health of our tenants and ability to collect rents from tenants.

We are dependent upon the economic climate of the greater Washington/Baltimore region.

All of our properties are located in the greater Washington/Baltimore region. General economic conditions and local real estate conditions in this geographic region have a particularly strong effect.

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

The ground-up development of Rosslyn Towers, South Washington Street and Dulles Station, as opposed to renovation and redevelopment of an existing property, is a relatively new activity for WRIT. Developing properties, in addition to the risks historically associated with our business, presents a number of new and additional risks for us, including risks that:

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

From 2006 through 2010, leases on our Office, Medical Office, Retail and Industrial properties will expire on a total of approximately 69% of our leased square footage as of December 31, 2005, with leases on approximately 14% of our leased square footage expiring in 2006, 11% in 2007, 15% in 2008, 14% in 2009 and 15% in 2010. We derive substantially all of our income from rent received from tenants. Also, when our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2005, 2004 and 2003, the residential tenant retention rate was 57%, 59% and 53%, respectively.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. Although we have not experienced material losses from tenant bankruptcies or insolvencies in the past, a major tenant could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.

Our properties face significant competition.

We face significant competition from developers, owners and operators of office, medical office, industrial, multifamily, retail and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

Compliance or failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including commercial and multifamily properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the Federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders. We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our cash flow and results from operations.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2007. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

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

We have a storage tank third party liability, corrective action and cleanup policy in place to cover potential hazardous releases from underground storage tanks on our properties. This insurance is in place to mitigate any potential remediation costs from the effect of releases of hazardous or toxic substances from these storage tanks. Additional coverage is in place under a pollution legal liability real estate policy. This would, dependent on circumstance and type of pollutants discovered, provide further coverage above and beyond the storage tank policy.

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

Recently enacted changes in securities laws are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required change in some of our corporate governance and accounting practices. In addition, the New York Stock Exchange has promulgated a number of regulations. We expect these laws, rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. We also expect these new rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new laws, rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of trustees, particularly to serve on our audit committee, and qualified executive officers.

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

As with any public company, a number of factors may adversely influence the public market price of our common shares, many of which are beyond our control. These factors include:

•	level of institutional interest in us;

•	perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	attractiveness of securities of REITs in comparison to other companies taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares; and

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

[None]

ITEM 2.	PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2005, which consisted of 68 properties.

As of December 31, 2005, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/05
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	92%
51 Monroe Street	Rockville, MD	1979	1975	208,000	96%
515 King Street	Alexandria, VA	1992	1966	78,000	78%
The Lexington Building	Rockville, MD	1993	1970	46,000	64%
The Saratoga Building	Rockville, MD	1993	1977	59,000	99%
Brandywine Center	Rockville, MD	1993	1969	35,000	94%
6110 Executive Boulevard	Rockville, MD	1995	1971	199,000	85%
1220 19th Street	Washington, D.C.	1995	1976	102,000	100%
Maryland Trade Center I	Greenbelt, MD	1996	1981	190,000	93%
Maryland Trade Center II	Greenbelt, MD	1996	1984	158,000	88%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	90%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999[1]	521,000	84%
600 Jefferson Plaza	Rockville, MD	1999	1985	115,000	89%
1700 Research Boulevard	Rockville, MD	1999	1982	103,000	95%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	100%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	100%
Courthouse Square	Alexandria, VA	2000	1979	113,000	98%
One Central Plaza	Rockville, MD	2001	1974	267,000	94%
The Atrium Building	Rockville, MD	2002	1980	81,000	96%
1776 G Street	Washington, D.C.	2003	1979	262,000	100%
Albemarle Point	Chantilly, VA	2005	2001	90,000	89%

Subtotal				3,021,000	91%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	97%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	50,000	88%

Subtotal				538,000	99%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	146,000	90%
Concord Centre	Springfield, VA	1973	1960	76,000	100%
Wheaton Park	Wheaton, MD	1977	1967	72,000	100%
Bradlee	Alexandria, VA	1984	1955	168,000	100%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	50,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	99%
Shoppes of Foxchase[2]	Alexandria, VA	1994	1960	128,000	97%
Frederick County Square	Frederick, MD	1995	1973	227,000	100%
800 S. Washington Street[3]	Alexandria, VA	1998/2003[2]	1955/1959	45,000	100%
Centre at Hagerstown	Hagerstown, MD	2002	2000	334,000	100%
Frederick Crossing	Frederick, MD	2005	1999/2003	295,000	100%

Subtotal				1,790,000	99%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable* Square Feet	Percent Leased 12/31/05
Multifamily Buildings / # units
3801 Connecticut Avenue / 306	Washington, D.C.	1963	1951	177,000	91%
Roosevelt Towers / 190	Falls Church, VA	1965	1964	168,000	89%
Country Club Towers / 227	Arlington, VA	1969	1965	159,000	96%
Park Adams / 200	Arlington, VA	1969	1959	172,000	92%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	90%
The Ashby at McLean / 254	McLean, VA	1996	1982	244,000	81%
Walker House Apartments / 212	Gaithersburg, MD	1996	1971/2003[4]	154,000	95%
Bethesda Hill Apartments / 194	Bethesda, MD	1997	1986	226,000	92%
Avondale / 237	Laurel, MD	1999	1987	170,000	94%

Subtotal (2,099 units)				1,729,000	91%

Industrial Distribution/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980	104,000	100%
Charleston Business Center	Rockville, MD	1993	1973	85,000	93%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	167,000	88%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	70%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	100%
The Earhart Building	Chantilly, VA	1996	1987	93,000	100%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	91%
Ammendale Technology Park II	Beltsville, MD	1997	1986	108,000	76%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	100%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	788,000	94%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	100%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	49%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	245,000	100%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	83%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004	1999-2004	325,000	99%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	206,000	100%

Subtotal				3,225,000	93%

TOTAL				10,303,000

[1]	A 49,000 square foot addition to 7900 Westpark Drive was completed in September 1999.

[2]	Approximately 60,000 square feet of the center is under development.

[3]	South Washington Street includes 718 E. Jefferson Street, acquired in May 2003 to complete the ownership of the entire block of 800 S. Washington Street.

[4]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 47,300 shareholders.

The high and low sales price for our shares for 2005 and 2004, by quarter, and the amount of dividends we paid per share are as follows:

	Dividends Per Share	Quarterly Share Price Range
Quarter		High	Low
2005
Fourth	$.4025	$32.00	$28.36
Third	$.4025	$33.69	$29.42
Second	$.4025	$32.54	$28.70
First	$.3925	$33.95	$27.65

2004
Fourth	$.3925	$34.48	$30.17
Third	$.3925	$31.47	$27.31
Second	$.3925	$32.95	$25.21
First	$.3725	$32.50	$28.10

We have historically paid dividends on a quarterly basis. Dividends are normally paid based on our cash flow from operating activities.

During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a) (3)) made any repurchases of our shares during the fourth quarter of the fiscal years covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Real estate rental revenue	$190,046	$171,646	$153,576	$141,136	$134,775
Income from continuing operations	$40,443	$40,641	$40,558	$41,725	$40,496
Discontinued Operations:
Income from operations of properties sold or held for sale	$184	$3,894	$4,329	$6,273	$7,561
Gain on property disposed	$37,011	$1,029	—	$3,838	—
Income before gain on sale of real estate	$77,638	$45,564	$44,887	$51,836	$48,057
Gain on sale of real estate	—	—	—	—	$4,296
Net income	$77,638	$45,564	$44,887	$51,836	$52,353
Income per share from continuing operations—diluted	$0.96	$0.97	$1.02	$1.06	$1.08
Earnings per share—diluted	$1.84	$1.09	$1.13	$1.32	$1.38
Total assets	$1,141,285	$1,012,393	$928,089	$756,299	$707,935
Lines of credit payable	$24,000	$117,000	—	$50,750	—
Mortgage notes payable	$169,617	$173,429	$142,182	$86,951	$94,726
Notes payable	$520,000	$320,000	$375,000	$265,000	$265,000
Shareholders’ equity	$380,305	$366,009	$378,748	$326,177	$323,607
Cash dividends paid	$67,322	$64,836	$58,605	$54,352	$49,686
Cash dividends paid per share	$1.60	$1.55	$1.47	$1.39	$1.31

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to estimated useful lives of real estate assets, estimated fair value of acquired leases, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of December 31, 2005, we owned a diversified portfolio of 68 properties, consisting of 21 office buildings, 7 medical office buildings, 12 retail centers, 9 multifamily buildings and 19 industrial complexes totaling 10.3 million net rentable square feet. We also hold land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

During 2005 we continued our long-standing strategy of focusing in the greater Washington/Baltimore region, one of the most stable real estate markets in the country. The region posted positive job growth of approximately 3.0% in the twelve months ended November 2005 and an unemployment rate of 3.3% compared to the national average of 5.0%. The job growth occurred principally in the professional/business services, retail and construction sectors. This is a positive sign for continued economic growth in the region. Overall conditions in the region improved during the year, with continued strength in the retail sector and stabilizing rents in the office and industrial sectors, as the multifamily sector began to benefit from the overall market conditions.

Overall occupancies as well as our results in 2005 were primarily impacted by the $229.1 million in acquisitions we completed in 2004 and 2005, dispositions of $83.5 million and the performance of our core portfolio (consisting of properties owned for the entirety of 2005 and the same time period in 2004) which improved slightly compared to 2004.

The performance of our five operating segments generally reflected market conditions in our region:

•	The regional office market, particularly Northern Virginia, improved during the year. While leasing activity increased, rental rates generally remained flat to slightly up due to remaining vacant space. Our Northern Virginia office portfolio was 87% leased, compared to 98% in our Washington, DC portfolio and 93% in the Maryland portfolio. The Washington, DC office market led the region in overall occupancy and development activity and experienced moderate rental rate growth due to strong market conditions. Overall leasing activity in the suburban Maryland market improved, however rental rates were generally flat to down depending on the submarket, as the pace of economic recovery was slower than anticipated and National Institutes of Health and its subcontractors showed little demand.

•	The medical office market is excellent with little to no new construction activity and strong demand. This is reflected in our medical office portfolio which is 99% leased at year end.

•	The neighborhood and community shopping center market remained strong in the region due to continued job growth spurring high occupancies and strong sales, as was reflected in our retail portfolio which was 99% leased at year end.

•	The multifamily market is in strong condition due to the healthy job market and low unemployment rate combined with decreasing supply due to condo conversions. The multifamily portfolio was 91% occupied as of December 31, 2005.

•	The industrial market benefited from the region’s strengthening economy during the year, particularly in the Baltimore/Washington and Dulles corridors, with positive absorption and increased rents. Our industrial portfolio was 93% leased at year-end.

During 2005 development continued on Phase I of Rosslyn Towers, our mixed-use residential and retail community in Virginia. We began development at South Washington Street and redevelopment at Foxchase Shopping center, both in Alexandria, Virginia and started the planning, late in the year, for the development of Dulles Station, acquired in December 2005.

Significant transactions during the two years ended December 31, 2005 are summarized below:

2005

•

The acquisition of one retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable retail space which was 100% leased as of the end of 2005, one industrial property for a purchase price of $8.8 million, adding approximately 60,000 square feet of rentable industrial space which was 100.0% leased as of the end of 2005 and one office and industrial property for a purchase price of $66.8 million, adding approximately 90,000 square feet of rentable office space and approximately 206,000 square feet of rentable industrial space which was 97% leased as of the end of 2005. The acquisition of land for $24.7 million for the development of a 540,000 square foot office complex with an estimated completion date for the first building, 185,000 square feet, in the second quarter 2007.

•	The disposition of one industrial and three office properties, totaling approximately 480,000 square feet, for a gain of approximately $35.1 million and the recognition of a previously deferred gain of $1.9 million from the sale of an Office property in November, 2004.

•	The extension and increase of our line of Credit Facility No. 2 until 2008 for $70 million.

•	The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359%, respectively. On October 3, 2005, we reopened the series of 5.35% senior unsecured notes and issued an additional $100 million of notes.

•	The investment of $17.3 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,720,000 square feet of Office, Medical Office, Retail and Industrial space, combined.

2004

•	The acquisitions of two Industrial properties for an aggregate purchase price of $57.5 million, adding approximately 406,000 square feet of Industrial rental space, and two Medical Office properties for an aggregate price of $26.5 million, adding approximately 116,000 square feet of Medical Office rental space.

•	The disposition of 8230 Boone Boulevard, a 58,000 square foot Office property, for a sale price of $10.0 million and a gain of $1.0 million.

•	The execution of new leases for 1,799,000 square feet of Office, Medical Office, Retail, and Industrial space combined.

•	The execution of a new $85.0 million line of credit with Bank One, NA and Wells Fargo Bank, National Association that replaced the previous $25.0 million facility with Bank One, NA.

•	The repayment of $55.0 million of 7.78% unsecured notes in November 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Capital Expenditures

We capitalize those expenditures related to acquiring new assets, significantly increasing the value of an existing asset, or substantially extending the useful life of an existing asset. In addition, we capitalize tenant leasehold improvements when certain conditions are met, including when we supervise construction and will own the improvements. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

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

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their relative fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The aggregate value of the cash flow for above market leases results in Net Lease Intangible Assets which are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. The aggregate value of the cash flow for below market leases results in Net Lease Intangible Liabilities which are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. The aggregate value of the cash flow of leases at market results in no additional assets or liabilities.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

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

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2005.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2005 and 2004 ordinary taxable income, and the gains from the property disposed in 2004, to shareholders. $33.5 million of the gains from property disposed in 2005 was reinvested in replacement properties. Approximately $3.5 million of gains from disposed property in 2005 was distributed to shareholders. We distributed 100% of our 2003 ordinary taxable income to our shareholders. No provision for income taxes was necessary during the three year period ended December 31, 2005.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	2005	2004	2003	2005 vs 2004	% Change	2004 vs 2003	% Change
Minimum base rent	$170,038	$154,956	$139,035	$15,082	9.7%	$15,921	11.4%
Recoveries from tenants	15,482	11,989	9,885	3,493	29.1%	2,104	21.2%
Parking and other tenant charges	4,526	4,701	4,656	(175)	(3.7%)	45	1.0%

	$190,046	$171,646	$153,576	$18,400	10.7%	$18,070	11.8%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees and percentage rents.

Minimum base rent increased $15.1 million (9.7%) in 2005 as compared to 2004 and $15.9 million (11.4%) in 2004 as compared to 2003. The increase in minimum base rent in 2005 was due primarily to the increase in rent from properties acquired in 2004 and 2005 ($12.5 million), combined with a $2.6 million increase in minimum base rent from core properties due to lower vacancies and rental rate increases in the Retail, Industrial and Multifamily sectors. The increase in minimum base rent in 2004 was due primarily to the increase in rent from properties acquired in 2004 ($1.8 million) and 2003 ($13.1 million), combined with a $1.0 million increase in minimum base rent from core properties due to rental rate increases and lower vacancies in the Office and Retail sectors.

A summary of economic occupancy for properties classified as continuing operations by sector follows:

Consolidated Economic Occupancy

Sector	2005	2004	2003	2005 vs 2004	2004 vs 2003
Office	88.1%	89.2%	88.9%	(1.1%)	0.3%
Medical Office	98.4%	98.2%	97.4%	0.2%	0.8%
Retail	97.6%	94.8%	96.0%	2.8%	(1.2%)
Multifamily	93.2%	90.5%	90.8%	2.7%	(0.3%)
Industrial	94.5%	92.7%	87.9%	1.8%	4.8%

Total	92.4%	91.4%	90.6%	1.0%	0.8%

Our overall economic occupancy increased 100 basis points in 2005 as compared to 2004 and increased 80 basis points in 2004 as compared to 2003. Property acquisitions in the Industrial and Retail sectors and decreased vacancy in the Multifamily sector, partially offset by higher vacancies in the Office sector, accounted for the increase in overall economic occupancy in 2005. Acquisitions of highly occupied properties and increased Industrial leasing activity, partially offset by higher vacancies in the Multifamily and Retail sectors accounted for the increase in 2004. A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Recoveries from tenants increased $3.5 million (29.1%) in 2005 as compared to 2004 and $2.1 million (21.2%) in 2004 as compared to 2003. The increase in recoveries from tenants in 2005 was due primarily to increased recovery income from core properties ($1.7 million) due to higher operating expense, utilities, common area maintenance, real estate taxes and from properties acquired in 2005 and 2004 ($1.8 million). The increase in recoveries from tenants in 2004 was due primarily to recoveries from properties acquired in 2003 and 2004 ($0.8 million) and a $1.3 million increase in recoveries from core properties due to higher common area maintenance, real estate tax and operating expenses.

Parking and other tenant charges decreased $0.2 million in 2005 as compared to 2004 and were flat in 2004 as compared to 2003. The decrease in parking and other charges in 2005 was driven by core properties due primarily to lower percentage rent.

Real estate operating expenses

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2005	2004	2003	2005 vs 2004	% Change	2004 vs 2003	% Change
Property operating expenses	$42,158	$37,266	$32,743	$4,892	13.1%	$4,523	13.8%
Real estate taxes	15,958	14,062	11,884	1,896	13.5%	2,178	18.3%

	$58,116	$51,328	$44,627	$6,788	13.2%	$6,701	15.0%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses as a percentage of revenue were 30.6% for 2005, 29.9% for 2004 and 29.1% for 2003.

Properties acquired in 2004 and 2005 accounted for $2.1 million (43.5%) of the $4.9 million increase in 2005 property operating expenses. Core property operating expenses increased $2.9 million as a result of higher utility costs due largely to rate increases and energy taxes, increased administrative expenditures and higher repairs and maintenance costs. Real estate taxes increased $1.9 million due primarily to the properties acquired in 2004 and 2005, which accounted for $1.1 million (59.1%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Property acquisitions in 2004 and 2003 accounted for $2.7 million (60%) of the $4.5 million increase in property operating expenses in 2004. Core property operating expenses increased $1.8 million as a result of higher utility costs due largely to rate increases and an increase in the Montgomery County, MD energy tax, increased security related expenditures and higher repairs and maintenance costs. Real estate taxes increased $2.2 million due primarily to property acquisitions, which accounted for $1.7 million (77%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2005	2004	2003	2005 vs 2004	% Change	2004 vs 2003	% Change
Depreciation and amortization	$47,161	$39,309	$33,490	$7,852	20.0%	$5,819	17.4%
Interest expense	37,743	34,500	30,040	3,243	9.4%	4,460	14.8%
General and administrative	8,005	6,194	5,275	1,811	29.2%	919	17.4%

	$92,909	$80,003	$68,805	$12,906	16.1%	$11,198	16.3%

Depreciation and amortization

The $7.9 million increase in depreciation and amortization expense in 2005 relative to 2004 was due substantially to acquisitions of $145.1 million and $84.0 million in 2005 and 2004, respectively. The increase in depreciation and amortization expense attributable to 2005 and 2004 acquisitions combined was $5.1 million or 64.7% of the total $7.9 million increase.

The $5.8 million increase in depreciation and amortization expense in 2004 as compared to 2003 was due primarily to acquisition activity in both years. The increase in depreciation and amortization expense attributable to 2004 and 2003 acquisitions combined was $4.9 million (84%) of the total $5.8 million increase, due to the $84.0 million and $174.4 million acquisitions in 2004 and 2003, respectively.

Interest expense

The $3.2 million increase in interest expense in 2005 as compared to 2004 was primarily due to (1) the issuance in April 2005 of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015 and in October 2005, the issuance of an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, (2) the increase in short-term borrowing on our lines of credit to fund acquisitions and (3) the mortgage assumption of $24.3 million (fair value of $25.0 million) in March 2005 for the acquisition of Frederick Crossing Shopping Center. The increase to interest expense as a result of this activity ($7.5 million) was partially offset by lower interest expense of $3.9 million due to repayment of $55.0 million of 7.78% unsecured notes in November 2004, and higher capitalized interest on development projects of $0.4 million.

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

A summary of interest expense for the years ended December 31, 2005, 2004, and 2003 appears below (in millions):

Debt Type	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Notes payable	$25.5	$24.5	$21.4	$1.0	$3.1
Mortgages	11.2	9.7	7.4	1.5	2.3
Lines of credit/short-term note payable	2.1	1.0	1.5	1.1	(0.5)
Capitalized interest	(1.1)	(0.7)	(0.3)	(0.4)	(0.4)

Total	$37.7	$34.5	$30.0	$3.2	$4.5

General and administrative expense

The $1.8 million increase in general and administrative expense in 2005 was due to increased salary costs for the addition of the Chief Investment Officer and other staff related to the growth of our portfolio. Benefits expense also increased as a result of both this staffing and benefit rate increases. This was somewhat offset by decreases in reduced depreciation, software maintenance and internal audit costs.

The $0.9 million increase in general and administrative expense in 2004 from 2003 was due primarily to increased internal and external audit costs related to Sarbanes-Oxley Section 404, which requires management to report on the company’s internal control over financial reporting, an increase in long-term equity incentive compensation based on share grants issued in 2003 and 2004 under our long-term incentive plan and increased salary expense due to staffing increases, partially offset by lower short-term (cash) incentive compensation.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

On February 1, 2005 we sold three office buildings, 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza II for a sale price of $67.5 million with a gain on the sale of $32.1 million. $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2.

On September 8, 2005 the Pepsi Distribution Center, an industrial property, was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account. Discontinued operations for 2005 consist of the properties sold in February and September 2005. For 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. There was a gain of $1.9 million recognized in 2005 that had been previously deferred from the sale of Boone Boulevard.

On November 15, 2004, we sold 8230 Boone Boulevard for a sale price of $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which matured in November 2005. We recognized a gain on disposal of $1.0 million and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” SFAS 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. The deferred gain was recognized in April, 2005.

Also in November 2004 we concluded that 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza III met the criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify these properties as held for sale. Senior management had committed to, and actively embarked upon, a plan to sell the assets and the sale was expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan would be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continued to be recognized until the date of sale. Under SFAS No. 144 revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the Statements of Income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	2005	2004	2003
Revenues	$656	$8,895	$9,829
Property expenses	(401)	(3,217)	(3,235)
Depreciation and amortization	(71)	(1,784)	(2,265)

	$184	$3,894	$4,329

Net operations of properties sold or held for sale decreased $3.7 million for 2005 compared to 2004 and $0.4 million for 2004 compared to 2003. Both decreases were due primarily to the timing of the property sales within each year.

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

2005 Compared to 2004

The following tables of selected operating data provide the basis for our discussion of NOI in 2005 compared to 2004. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$173,963	$169,595	$4,368	2.6%
Non-core (1)	16,083	2,051	14,032	684.2%

Total Real Estate Rental Revenue	$190,046	$171,646	$18,400	10.7%

Real Estate Expenses
Core	$54,429	$50,890	$3,539	7.0%
Non-core (1)	3,687	438	3,249	741.8%

Total Real Estate Expenses	$58,116	$51,328	$6,788	13.2%

Net Operating Income
Core	$119,534	$118,705	$829	0.7%
Non-core (1)	12,396	1,613	10,783	668.5%

Total Net Operating Income	$131,930	$120,318	$11,612	9.7%

Reconciliation to Net Income
NOI	$131,930	$120,318
Other revenue	918	326
Other income from property settlement	504	—
Interest expense	(37,743)	(34,500)
Depreciation and amortization	(47,161)	(39,309)
General and administrative expenses	(8,005)	(6,194)
Discontinued operations (2)	184	3,894
Gain on Disposal	37,011	1,029

Net Income	$77,638	$45,564

Economic Occupancy	2005	2004
Core	91.9%	91.4%
Non-core (1)	97.4%	97.8%

Total	92.4%	91.4%

(1)	Non-core properties include:

2005 acquisitions—Frederick Crossing, Coleman Building and Albemarle Point

2004 acquisitions—Shady Grove Medical Village II, 8301 Arlington Boulevard, 8880 Gorman Road and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals—Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

2004 disposal—8230 Boone Boulevard

We recognized NOI of $131.9 million in 2005, which was $11.6 million (9.7%) greater than in 2004 due largely to our acquisitions of one Office building, two Medical Office buildings, one Retail property and four Industrial properties in 2004 and 2005, which added approximately 1,173,000 square feet of net rentable space. Acquired properties contributed $12.4 million in NOI in 2005 (9.4% of total NOI), a $10.8 million increase over 2004. Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the South Washington Street development project.

Core properties experienced a $0.8 million (0.7%) increase in NOI due to a $4.4 million increase in revenues offset by a $3.5 million increase in real estate expenses. The increase in core expenses was driven by the Industrial, Office and Multifamily sectors, which contributed $0.5, $1.2 and $1.2 million, respectively, in additional expense as a result of higher utilities, repairs and maintenance, operating services, and real estate taxes. Revenue was positively impacted by improvements in all lines of business except the Office sector due to lower occupancy and reduced rental rates. Higher occupancy and rental rate increases in the Industrial, Medical Office, Retail and Multifamily sectors and higher expense recoveries in the Retail and Industrial sectors positively impacted those respective lines of business.

Overall economic occupancy increased from 91.4% in 2004 to 92.4% in 2005 due to higher core occupancy, higher occupancy in our acquired office property and 100% occupancy in our acquired retail property. Core economic occupancy increased 50 basis points due to increases in every sector except the Office sector. During 2005, 70.2% of the square footage expiring was renewed as compared to 65.9% in 2004 and 1,720,000 square feet were leased at an average rental rate increase of 8.7%

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$76,055	$77,070	$(1,015)	(1.3%)
Non-core (1)	921	—	921	100%

Total Real Estate Rental Revenue	$76,976	$77,070	$(94)	(0.1%)

Real Estate Expenses
Core	$26,015	$24,835	$1,180	4.8%
Non-core (1)	262	—	262	100%

Total Real Estate Expenses	$26,277	$24,835	$1,442	5.8%

Net Operating Income
Core	$50,040	$52,235	$(2,195)	(4.2%)
Non-core (1)	659	—	659	100%

Total Net Operating Income	$50,699	$52,235	$(1,536)	(2.9%)

Economic Occupancy	2005	2004
Core	88.1%	89.2%
Non-core (1)	90.1%	—

Total	88.1%	89.2%

(1)	Non-core properties include:

2005 acquisitions—Albemarle Point Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals—Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike

2004 disposal—8230 Boone Boulevard

The Office sector recognized NOI of $50.7 million (2.9%) lower than in 2004 due primarily to the $2.2 million reduction in Core NOI. The property acquired in 2005 contributed $0.7 million (1.3% of total) to NOI.

Core Office properties experienced a $2.2 million (4.2%) decrease in NOI due to a $1.0 million decline in revenues combined with a $1.2 million increase in core real estate expenses. Revenue was impacted by lower minimum base rent of $0.6 million due primarily to higher vacancies and a decrease in rental rates, higher bad debt expense of $0.3 million and lower lease termination fee income of $0.1 million. The increase in real estate expenses was due to higher utility costs driven by escalating fuel rates and energy taxes, additional real estate tax expense due to higher value assessments for properties across several tax jurisdictions and increased repairs and maintenance costs.

Core economic occupancy declined 110 basis points due to vacancies at Maryland Trade Center I, 6110 Executive Boulevard, Saratoga, Lexington, and 515 King Street. Overall economic occupancy decreased from 89.2% to 88.1%.

During 2005, 65.1% of the square footage that expired was renewed compared to 50.5% in 2004, excluding properties sold or classified as held for sale. During 2005, we executed new leases for 711,700 square feet of Office space at an average rent increase of 3.8%.

Medical Office Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$14,787	$14,016	$771	5.5%
Non-core (1)	3,237	1,034	2,203	213.1%

Total Real Estate Rental Revenue	$18,024	$15,050	$2,974	19.8%

Real Estate Expenses
Core	$3,686	$3,400	$286	8.4%
Non-core (1)	964	286	678	237.1%

Total Real Estate Expenses	$4,650	$3,686	$964	26.2%

Net Operating Income
Core	$11,101	$10,616	$485	4.6%
Non-core (1)	2,273	748	1,525	203.9%

Total Net Operating Income	$13,374	$11,364	$2,010	17.7%

Economic Occupancy	2005	2004
Core	99.3%	98.4%
Non-core (1)	94.5%	96.3%

Total	98.4%	98.2%

(1)	Non-core properties include:

2004 acquisitions—Shady Grove Medical Village II and 8301 Arlington Boulevard

The Medical Office Sector NOI increased from $11.4 million in 2004 to $13.4 million in 2005, an increase of $2.0 million or 17.7%. This was substantially due to the acquisitions made in 2004 which contributed $2.3 to the NOI and added approximately 116,000 net rentable square feet to the portfolio.

Core Medical Office property NOI increased $0.5 million with a $0.8 million revenue increase offset somewhat by a $0.3 million increase in real estate expenses. Revenues for core properties were positively impacted by increased occupancy and rental rates as well as increased expense reimbursements from tenants. Expenses increased due to higher utility costs and real estate taxes. Core occupancy increased 90 basis points as vacancies decreased at Woodburn II.

During 2005, 74.7% of the square footage that expired was renewed compared to 100% in 2004. During 2005, we executed new leases for 40,000 square feet of Medical Office space at an average rent increase of 11.2%.

Retail Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$28,425	$27,243	$1,182	4.3%
Non-core (1)	3,482	—	3,482	100%

Total Real Estate Rental Revenue	$31,907	$27,243	$4,664	17.1%

Real Estate Expenses
Core	$6,296	$5,899	$397	6.7%
Non-core (1)	582	—	582	100%

Total Real Estate Expenses	$6,878	$5,899	$979	16.6%

Net Operating Income
Core	$22,129	$21,344	$785	3.7%
Non-core (1)	2,900	—	2,900	100%

Total Net Operating Income	$25,029	$21,344	$3,685	17.3%

Economic Occupancy	2005	2004
Core	97.3%	94.8%
Non-core (1)	100.0%	—

Total	97.6%	94.8%

(1)	Non-core properties include:

2005 acquisition—Frederick Crossing

Retail sector NOI increased $3.7 million (17.3%) in 2005 due to the 2005 acquisition which contributed $2.9 million to NOI and a $0.8 million increase in NOI from core properties. The acquisition NOI was $2.9 million (11.6%) of the total. The core revenue increase was due to rental rate growth of 1.5% driven by escalating market rates, higher common area maintenance and real estate tax recoveries and higher occupancy. Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the South Washington Street development project.

Overall economic occupancy for the Retail sector increased approximately 250 basis points primarily as a result of the completion of the renovation at Westminster for a national grocery store chain, which took possession in November 2004. During 2005, our retention rate was 95.3% compared to 77.4% in 2004 and we executed new leases for 180,700 square feet of retail space at an average rent increase of 28.6%.

Multifamily Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$30,529	$28,858	$1,671	5.8%

Real Estate Expenses
Core/Total	12,816	11,637	1,179	10.1%

Net Operating Income

Core/Total	$17,713	$17,221	$492	2.9%

Economic Occupancy	2005	2004
Core/Total	93.2%	90.5%

Multifamily NOI increased $0.5 million (2.9%) as compared to 2004 as a result of a $1.7 million increase in revenue offset somewhat by a $1.2 million increase in expenses. The revenue increase was driven by an increase in minimum base rent and increases in occupancy throughout most of the portfolio. Occupancy for the overall portfolio increased 270 basis points compared to 2004. Revenue was additionally impacted by increased rent abatements, the result of efforts to improve leasing activity across the portfolio. Real estate expenses increased $1.2 million due primarily to higher administrative costs related to property-level leasing and maintenance positions and increased marketing costs, higher repairs and maintenance expense and increased utility expense related to higher fuel costs.

Industrial Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$24,167	$22,408	$1,759	7.8%
Non-core (1)	8,443	1,017	7,426	730.2%

Total Real Estate Rental Revenue	$32,610	$23,425	$9,185	39.2%

Real Estate Expenses
Core	$5,616	$5,119	$497	42.4%
Non-core (1)	1,879	152	1,727	1136.2%

Total Real Estate Expenses	$7,495	$5,271	$2,224	42.4%

Net Operating Income
Core	$18,551	$17,289	$1,262	7.3%
Non-core (1)	6,564	865	5,699	658.8%

Total Net Operating Income	$25,115	$18,154	$6,961	38.3%

Economic Occupancy	2005	2004
Core	93.0%	92.4%
Non-core (1)	98.6%	99.5%

Total	94.5%	92.7%

(1)	Non-core properties include:

2005 acquisitions—Coleman Building and Albemarle Point Industrial Buildings

2004 acquisitions—8880 Gorman Road and Dulles Business Park

(2)	Discontinued operations include gain on disposal and income from operations for:

2005 disposal—Pepsi Distribution Center

Industrial sector NOI increased $7.0 million (38.3%) over 2004 due to the acquisitions of 8880 Gorman Road and Dulles Business Park in 2004 and the acquisition of the Coleman Building and the Albemarle Point Industrial Buildings in 2005. These acquisitions contributed $6.6 million in NOI, 26.1% of the total NOI.

Core properties experienced a $1.3 million (7.3%) increase in NOI due to a $1.8 million increase in real estate revenues, while real estate expenses increased only $0.5 million. The revenue increase was driven by a 60 basis point growth in occupancy due to increased leasing activity, particularly at Ammendale Technology Park II, Earhart and Northern Virginia Industrial Park. Revenue was also positively impacted by higher lease termination fees and reimbursements for common area maintenance and real estate taxes ($0.5 million combined) and a 4.4% increase in rental rates.

We executed new leases for 787,500 square feet of Industrial space at an average rent increase of 12.2%.

2004 Compared to 2003

The following tables of selected operating data provide the basis for our discussion of NOI in 2004 compared to 2003. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$148,250	$146,250	$2,000	1.4%
Non-core (1)	23,396	7,326	16,070	219.4%

Total Real Estate Rental Revenue	$171,646	$153,576	$18,070	11.8%

Real Estate Expenses
Core	$45,053	$42,713	$2,340	5.5%
Non-core (1)	6,275	1,914	4,361	227.8%

Total Real Estate Expenses	$51,328	$44,627	$6,701	15.0%

Net Operating Income
Core	$103,197	$103,537	$(340)	(1.3%)
Non-core (1)	17,121	5,412	11,709	216.4%

Total Net Operating Income	$120,318	$108,949	$11,369	10.4%

Reconciliation to Net Income
NOI	$120,318	$108,949
Other revenue	326	414
Interest expense	(34,500)	(30,040)
Depreciation and amortization	(39,309)	(33,490)
General and administrative expenses	(6,194)	(5,275)
Discontinued operations (2)	4,923	4,329

Net income	$45,564	$44,887

Economic Occupancy	2004	2003
Core	90.1%	90.4%
Non-core (1)	98.9%	93.8%

Total	91.4%	90.6%

(1)	Non-core properties include:

2004 acquisitions—8880 Gorman Road, Shady Grove Medical Village II, 8301 Arlington Boulevard and Dulles Business Park

2003 acquisitions—1776 G Street, Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III, 718 Jefferson Street and Fullerton Industrial.

(2)	Discontinued operations include the gain on disposals and income from operations for:

2005 disposals—7700 Leesburg Pike, Tycon II, Tycon III and the Pepsi Distribution Center

2004 disposal—8230 Boone Boulevard

NOI was $11.4 million (10.4%) greater than in 2003 due largely to our acquisitions of one Office building, five Medical Office buildings, one Retail property and three Industrial properties in 2003 and 2004, which added 1,181,000 square feet of net rentable space. These acquired properties contributed $17.1 million in NOI in 2004 (14.2% of total NOI) and $5.4 million in NOI in 2003 (5.0% of total NOI). 718 Jefferson Street was acquired in connection with our development projects at South Washington Street.

Core property NOI was flat due to a $2.0 million increase in revenues offset by a $2.3 million increase in real estate expenses. The revenue increase was driven by higher revenue in the Retail, Multifamily and Industrial sectors due to higher minimum base rent and increased rental rates. The increase in core expenses was driven by the Office and Multifamily sectors which contributed $1.5 million and $0.8 million, respectively, to the increase as a result of higher utilities, property administrative costs, common area maintenance and operating services and supplies. Overall economic occupancy increased from 90.6% in 2003 to 91.4% in 2004. The decrease in core economic occupancy was due to higher vacancies in every sector except Industrial which increased due to greater leasing activity. During 2004, the retention rate on our commercial properties (Office, Medical Office, Retail and Industrial sectors) was 63.1% compared to 72.3% in 2003.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$65,980	$66,184	$(204)	(0.3%)
Non-core (1)	11,090	4,123	6,967	169.0%

Total Real Estate Rental Revenue	$77,070	$70,307	$6,763	9.6%

Real Estate Expenses
Core	$21,432	$19,981	$1,451	7.3%
Non-core (1)	3,403	1,210	2,193	181.2%

Total Real Estate Expenses	$24,835	$21,191	$3,644	17.2%

Net Operating Income
Core	$44,548	$46,203	$(1,655)	(3.6%)
Non-core (1)	7,687	2,913	4,774	163.9%

Total Net Operating Income	$52,235	$49,116	$3,119	6.4%

Economic Occupancy	2004	2003
Core	87.6%	88.8%
Non-core (1)	100.0%	90.1%

Total	89.2%	88.9%

(1)	Non-core properties include:

2003 acquisitions—1776 G Street

(2)	Discontinued operations include gain on disposal and income from operation for:

2005 disposals—7700 Leesburg Pike, Tycon II and Tycon III

2004 disposal—8230 Boone Boulevard

Office NOI was $3.1 million (6.4%) higher than in 2003 due primarily to WRIT’s acquisition of 1776 G Street in August 2003 which contributed $7.7 million in NOI.

Core Office properties experienced a $1.7 million (3.6%) decrease in NOI due to a $0.2 million decrease in revenues, while core real estate expenses increased $1.5 million. The revenue decline was due to a 120 basis point drop in occupancy and expenses increased due to higher utility costs, additional real estate tax expense due to higher value assessments for properties across several tax jurisdictions, increased repairs and maintenance costs and additional security related expenditures.

Overall occupancy for the Office sector increased to 89.2% from 88.9%. Core occupancy decreased to 87.6% from 88.8%. This was driven primarily by increased vacancy at Maryland Trade Center I and II, 7900 Westpark and the Tyson’s Corner properties sold in early 2005, offset somewhat by the decreased vacancy at 1700 Research Boulevard. The increase in non-core occupancy from 90.1% to 100.0% reflects the 100.0% occupancy at 1776 G Street acquired in 2003.

During 2004 we executed new leases for 668,900 square feet of Office space at an average rent increase of 1.3%.

Medical Office Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$5,097	$5,084	$13	0.3%
Non-core (1)	9,953	1,947	8,006	411.2%

Total Real Estate Rental Revenue	$15,050	$7,031	$8,019	114.1%

Real Estate Expenses
Core	$1,259	$1,217	$42	3.5%
Non-core (1)	2,427	411	2,016	490.5%

Total Real Estate Expenses	$3,686	$1,628	$2,058	126.4%

Net Operating Income
Core	$3,838	$3,867	$(29)	(0.7%)
Non-core (1)	7,526	1,536	5,990	390.0%

Total Net Operating Income	$11,364	$5,403	$5,961	100.3%

Economic Occupancy	2004	2003
Core	96.4%	97.3%
Non-core (1)	99.3%	97.7%

Total	98.2%	97.4%

(1)	Non-core properties include:

2004 acquisitions—Shady Grove Medical Village II and 8301 Arlington Boulevard

2003 acquisition—Prosperity Medical Center I, Prosperity Medical Center II, Prosperity Medical Center III

Medical Office NOI increased $6.0 million (100.3%) due to the three acquisitions in October 2003 and the two acquisitions in the second half of 2004. The five acquisitions combined added 371,000 of net rentable square feet to the Medical Office portfolio. The Core property NOI was flat due to slight increases in both rental revenue and real estate expenses.

Overall occupancy increased 80 basis points to 98.2% in 2004 from 97.4% in 2003 due to the 99.3% occupancy of the properties acquired in 2003 and 2004. Core occupancy decreased by 90 basis points from 97.3% in 2003 to 96.4% in 2004 due to increased vacancy at Woodburn I.

Retail Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$27,222	$26,450	$772	2.9%
Non-core (1)	21	24	(3)	(12.5%)

Total Real Estate Rental Revenue	$27,243	$26,474	$769	2.9%

Real Estate Expenses
Core	$5,888	$5,910	$(22)	(0.4%)
Non-core (1)	11	11	—	—

Total Real Estate Expenses	$5,899	$5,921	$(22)	(0.4%)

Net Operating Income
Core	$21,334	$20,540	$794	3.9%
Non-core (1)	10	13	(3)	(23.1%)

Total Net Operating Income	$21,344	$20,553	$791	3.8%

Economic Occupancy	2004	2003
Core	94.6%	95.8%
Non-core (1)	95.9%	96.4%

Total	94.8%	96.0%

(1)	Non-core properties include:

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

Both core and overall economic occupancy for the Retail sector declined approximately 120 basis points primarily as a result of the renovation at Westminster for a regional grocery store chain, which took possession in November 2004. The 2004 retention rate of 77.4% was lower than the past year because of the intentional termination of a large tenant at Foxchase in preparation for the center’s planned renovation. The City Council of Alexandria, VA approved our renovation plans in February 2005, the project is underway and we expect the project to be completed in late 2006.

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

Multifamily NOI declined $0.2 million (1.1%) as compared to 2003 as a result of a $0.6 million increase in revenue offset by a $0.8 million increase in expenses. The revenue increase was driven by an increase in minimum base rent that was generally portfolio-wide, but driven by the addition of 16 garden-style apartment units at Walker House in October 2003 and higher rates on the 51 renovated units at The Ashby at McLean, 47 of which were leased as of December 31, 2004. The exception was Bethesda Hill, which experienced significantly lower occupancy as compared to 2003, and no increase in rental rates. Occupancy for the overall portfolio was relatively flat compared to 2003. Revenue was additionally impacted by increased rent abatements, in an effort to improve leasing activity across the portfolio. Real estate expenses increased $0.8 million due primarily to higher administrative costs related to property-level leasing and maintenance positions and increased marketing costs, higher repairs and maintenance expense and increased utility expense related to higher fuel costs.

Industrial Sector

	Years Ended December 31,
	2004	2003	$ Change	% Change
Real Estate Rental Revenue
Core	$21,093	$20,266	$827	4,1%
Non-core (1)	2,332	1,232	1,100	89.3%

Total Real Estate Rental Revenue	$23,425	$21,498	$1,927	9.0%

Real Estate Expenses
Core	$4,837	$4,745	$92	1.9%
Non-core (1)	434	282	152	53.9%

Total Real Estate Expenses	$5,271	$5,027	$244	4..9%

Net Operating Income
Core	$16,256	$15,521	$735	4.7%
Non-core (1)	1,898	950	948	99.8%

Total Net Operating Income	$18,154	$16,471	$1,683	10.2%

Economic Occupancy	2004	2003
Core	92.3%	87.9%
Non-core (1)	97.8%	89.1%

Total	92.7%	87.9%

(1)	Non-core properties include:

2004 acquisitions—8880 Gorman Road and Dulles Business Park

2003 acquisition—Fullerton Industrial

(2)	Discontinued operations include: the gain on disposals and income from operations for:

2005 disposal—Pepsi Distribution Center

Industrial sector NOI increased $1.7 million (10.2%) over 2003 due to the acquisitions of Fullerton Industrial Center in 2003 and 8880 Gorman Road and Dulles Business Park in 2004. These acquisitions contributed $1.9 million in NOI, a 99.8% increase over 2003 NOI from non-core properties. The 870 basis point increase in non-core occupancy was driven by properties acquired in 2004, which had a combined occupancy of 99.5% during the year.

Core properties experienced a $0.7 million (4.7%) increase in NOI due to a $0.8 million increase in real estate revenues, while real estate expenses remained relatively flat at $4.8 million. The revenue increase was driven by a 440 basis point increase in occupancy due to leasing activity beginning in the second half of 2003 through the third quarter of 2004, particularly at Ammendale Technology Park II, Earhart and Northern Virginia Industrial Park. Revenue was also positively impacted by higher recoveries of common area expense and real estate taxes ($0.3 million combined), partially offset by a 1.1% decline in rental rates.

During 2004, retention in the Industrial portfolio was 82% compared to 71% in 2003. We executed new leases for 759,000 square feet of Industrial space at an average rent increase of 9.4%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are our real estate operations and our unsecured credit facilities, in addition to the capital markets. As of December 31, 2005, we had approximately $4.9 million in cash and cash equivalents and $129.0 million available for borrowing under our unsecured credit facilities excluding letters of credit. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on our ability to lease our properties to tenants, the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During 2006, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $39.4 million to invest in our existing portfolio of operating assets, including approximately $10.4 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $82.0 million to invest in our development projects;

•	Approximately $118.0 million to fund our expected property acquisitions;

We expect to meet our capital requirements using cash generated by our real estate operations, borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public markets, asset dispositions or funding acquisitions of properties through property-specific mortgage debt.

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

In May 2005, we issued $50 million of seven-year and $50 million of ten-year unsecured notes. Also in October 2005, we reopened the 2015 issuance and raised an additional $100 million in unsecured notes, at an effective interest rate of 5.5%.

In March and December 2003, respectively, we issued $60 million of 5.125% and $100 million of 5.25%, unsecured notes. Also in December 2003, we issued 2.2 million common shares for net proceeds of approximately $63.0 million. During 2004, we issued no notes or equity securities.

In April 2004, we filed a shelf registration with the Securities and Exchange Commission (“SEC”), which allows us to offer from time to time common shares, warrants to purchase common shares and unsecured senior or subordinated debt securities up to an aggregate amount of approximately $503.0 million.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We would either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. At December 31, 2005, there were no derivative securities outstanding.

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2005, Standard & Poors had assigned its A- rating, and Moody’s Investor Service has assigned its Baa1 rating, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position, or a downturn in general economic condition. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. Each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2005 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$169,617
Unsecured credit facilities	24,000
Senior unsecured notes	520,000

$713,617

The $169.6 million in fixed rate mortgages, which includes $3.9 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 5.9% at December 31, 2005 and had a weighted average maturity of 5.6 years.

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $155.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $70.0 million unsecured credit facility expiring in July 2008. We had $0.0 outstanding as of December 31, 2005 related to Credit Facility No. 1, with $0.9 million in Letters of Credit issued and $84.1 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $67.0 million was outstanding under this facility, all of which was paid in full using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year 5.05% unsecured notes and $50.0 million of ten-year 5.35% unsecured notes (See Note 6—Notes Payable). Borrowings were used to repay mortgage debt in August and September 2005 of $7.5 million and $18.0 million, respectively, and an additional $5.0 million in September to fund capital improvements were repaid in October 2005 using a portion of the proceeds from the October 2005 issuance of an additional $100.0 million of our 5.35% senior unsecured notes maturing in May 2015.

We had $24.0 million outstanding as of December 31, 2005 related to Credit Facility No. 2, with an additional $1.1 million in Letters of Credit issued and $44.9 million unused and available for subsequent acquisitions or capital improvements. Of the $24.0 million outstanding at December 31, 2005, $21.0 million was borrowed in December 2005 to fund the acquisition of Dulles Station and $3.0 million was borrowed to fund certain capital improvements to real estate. At December 31, 2004, $50.0 million was outstanding under this facility. In February 2005, we repaid $31.0 million of the $50.0 million outstanding at December 31, 2004 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we repaid the remaining outstanding balance at December 31, 2004 under Credit Facility No. 2 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6—Notes Payable). In July 2005, we borrowed $63.0 million under this facility to fund our purchase of Albemarle Point, all of which we repaid in October 2005 using a portion of the proceeds from the October 2005 issuance of an additional $100.0 million of our 5.35% senior unsecured notes maturing in May 2015.

In March 2004, we borrowed $11.0 million under Credit Facility No. 1 to fund the acquisition of 8880 Gorman Road, an additional $8.6 million in August 2004 to fund the acquisition of Shady Grove Medical Village II, $7.8 million in October to fund the acquisition of 8301 Arlington Boulevard, $7.0 million in November to pay down a portion of the $55.0 million of 7.78% unsecured notes due, plus accrued interest, $28.0 million in November and December to fund the acquisition of Dulles Business Park and $13.2 million to fund certain capital improvements to real estate. The $8.6 million borrowed to fund the Shady Grove Medical Village II acquisition was subsequently repaid in November. We borrowed $50.0 million in November 2004 under Credit Facility No. 2 to pay down the remaining portion of the $55.0 million 7.78% notes due. In February 2005 we repaid $31.0 million under Credit Facility No. 2 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III.

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

As of December 31, 2005, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

December 31, 2005 Note Principal
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.103% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.41% notes due 2015	150,000
7.25% notes due 2028	50,000

$520,000

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.1 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder was used for general corporate purposes.

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

We are in compliance with our unsecured notes covenants as of December 31, 2005.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Common dividends	$67,322	$64,836	$58,605
Minority interest distributions	172	155	89

	$67,494	$64,991	$58,694

Dividends paid for 2005 as compared to 2004 increased as a direct result of a dividend rate increase from $1.55 per share in 2004 to $1.60 per share in 2005. Dividends paid in 2004 increased as compared to 2003 due to the dividend rate increase to $1.55 per share from $1.47 per share and the issuance of 2.2 million shares in December 2003.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased from $79.9 million in 2004 to $87.5 million in 2005 due in part to acquisitions completed in 2004 and 2005. If our cash flows from operations were to decline significantly, we may be unable to sustain our dividend payment at its current rate.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2005, we had under development a residential and retail project with 224 apartment units and 5,900 square feet of retail space in Arlington, VA (Rosslyn Towers), a mixed-use project with 75 residential units and 2,600 square feet of retail space in Alexandria, VA (South Washington Street), and a 5.27 acre development site located along the Dulles Toll Road which is to be developed in two phases to include approximately 540,000 square feet of office and retail space (Dulles Station). Our total investment in Rosslyn Towers is expected to be $63.6 million. As of December 31, 2005, we had invested $20.2 million in Rosslyn Towers including land costs, and we expect to fund approximately $29.0 million of the total project costs during 2006. Our total investment in South Washington Street is expected to be $32.2 million. As of December 31, 2005, we had invested $7.2 million in this project, completing the first of three phases, and we expect to fund approximately $19.0 million of the total project costs during 2006. There is a $6.2 million letter agreement in place for the second phase of construction. Our investment in phase one of Dulles Station is expected to be $55.8 million including land costs. As of December 31, 2005, we had invested $26.6 million to acquire the land for both phases of this project, and we expect to fund approximately $26.0 million of the total project costs during 2006.

In addition, we anticipate funding a redevelopment project in our retail portfolio during 2006, Foxchase Shopping Center, and several major renovations in our office and residential portfolios at Maryland Trade Centers I and II, Country Club Towers, Bethesda Hill, Roosevelt Towers and Wayne Plaza. Our total investment in Foxchase is expected to be $10.0 million. As of December 31, 2005, we had invested $2.7 million in this project, and we expect to fund approximately $7.3 million of the total project costs during 2006. Our total investment in Maryland Trade Centers I and II is expected to be $3.1 million. As of December 31, 2005, we had invested $1.7 million in this project, and we expect to fund approximately $1.4 million of the total project costs during 2006. Our total investment in Country Club Towers is expected to be $3.2 million. As of December 31, 2005, we had invested $0.1 million in this project, and we expect to fund approximately $3.1 million of the total project costs during 2006. Our total investment in Bethesda Hill is expected to be $2.9 million. As of December 31, 2005, we had invested $0.1 million in this project, and we expect to fund approximately $2.8 million of the total project costs during 2006. Our total investment in Roosevelt Towers is expected to be $1.8 million. As of December 31, 2005, we had invested $0.1 million in this project, and we expect to fund approximately $1.7 million of the total project costs during 2006. Our total investment in Wayne Plaza is expected to be $1.5 million. As of December 31, 2005, we had invested $0.5 million in this project, and we expect to fund approximately $1.0 million of the total project costs during 2006. In addition, we anticipate funding $7.6 million for smaller redevelopment projects within our existing portfolio during 2006, though not all of the anticipated spending had been committed via executed construction contracts at December 31, 2005. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,020,595	$99,025	$248,262	$69,101	$604,207
Purchase obligations (2)	12,133	3,031	6,177	821	2,104
Estimated development commitments (3)	85,705	65,915	19,790	—	—
Tenant-related capital (4)	5,495	4,529	966	—	—
Building capital (5)	10,391	10,391	—	—	—
Operating leases	21	21	—	—	—

(1)	See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2016, electricity sales agreements with terms through 2008 and natural gas purchase agreements with terms through 2006.

(3)	Committed development obligations based on contracts in place as of December 31, 2005.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2005.

(5)	Committed building capital additions based on contracts in place as of December 31, 2005.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $11.3 million in 2006. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue at this level into 2007.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Cash provided by operating activities	$87.5	$79.9	$76.0	$7.6	$3.9
Cash used in investing activities	$(98.5)	$(80.4)	$(147.5)	$(18.1)	$67.1
Cash provided by financing activities	$10.9	$0.8	$63.6	$10.1	$(62.8)

Operations generated $87.5 million of net cash in 2005 compared to $79.9 million in 2004 and $76.0 million in 2003. The increase in cash flow in both 2004 and 2005 was due primarily to the additional income from assets acquired in 2004 and 2005. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $98.5 million in 2005, $80.4 million in 2004 and $147.5 million in 2003. The change in cash flows from investing activities in 2005 was due to the $123.4 million in acquisitions throughout the year which was $68.3 million higher than the prior year, offset somewhat by property disposals in the first and third quarters that were $65.8 million higher than the prior year. In addition, capital improvements to existing properties increased $15.4 million in 2005 due largely to the redevelopment of Foxchase and improvements across the Residential portfolio especially at the Ashby. The change in cash flows used in investing activities in 2004 was due primarily to real estate acquisitions net of assumed debt of $55.1 million, $64.9 million lower than acquisitions completed in 2003, and $8.1 million in proceeds from the disposition of 8230 Boone Boulevard, partially offset by an increase in capital improvement expenditures of $5.9 million due largely to the common area renovation project at Munson Hill Towers and increased spending on the redevelopment project at Westminster Shopping Center.

Our financing activities provided net cash of $10.9 million in 2005, $0.8 million in 2004 and $63.6 million in 2003. The increase in net cash provided by financing activities in 2005 is the result of the debt offerings in April and October which provided $197.2 million offset somewhat by repayment of borrowing on the lines of credit of $93.0 million, payment of dividends of $67.3 million and mortgage principal payments of $28.8 million. The decrease in net cash provided by financing activities in 2004 was due primarily to the fact that we drew on our credit facilities to fund acquisitions and development spending and to pay down $55.0 million in unsecured debt that matured in November, and we increased our dividend rate. We issued no unsecured debt or equity in 2004.

CAPITAL IMPROVEMENTS

Capital improvements of $48.6 million were completed in 2005, including tenant improvements. Capital improvements to our properties in 2004 and 2003 were $33.2 million and $27.4 million, respectively.

Our capital improvement costs for the three years ending December 31, 2005 were as follows (in thousands): (CC6)

	Year Ended December 31,
	2005	2004	2003
Accretive capital improvements:
Acquisition related	$918	$212	$612
Expansions and major renovations/development	29,628	14,525	10,725
Tenant improvements	8,932	9,432	9,506

Total accretive capital improvements	39,478	24,169	20,843
Other:	9,125	9,068	6,548

Total	$48,603	$33,237	$27,391

Accretive Capital Improvements

Acquisition Related—These are capital improvements to properties acquired during the current and preceding two years which were anticipated at the time we acquired the properties. These types of improvements were made in 2005 to Frederick Crossing and 1776 G Street.

Expansions and Major Renovations—Expansion projects increase the rentable area of a property. Major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2005 expansions and major renovations included Foxchase Shopping Center, which includes construction of a pad site for a large regional grocer; common area renovations for The Ashby at McLean, Munson Hill, Roosevelt Towers and Park Adams; and lobby renovations at Maryland Trade Centers I and II.

In February 2001, we acquired an apartment building at 1611 North Clarendon Boulevard adjacent to our 1600 Wilson Boulevard office property with the intent of developing a high-rise apartment building on that site utilizing the available density rights from both properties. We subsequently acquired the retail property 1620 Wilson Boulevard in 2002, also adjacent, as part of this planned development. This effort to develop a mixed-use space with 224 multifamily units and 5,900 square feet of retail space is referred to as Rosslyn Towers, with expected completion in late 2006 for the Mid Rise building and mid-2007 for the High Rise building. In May 2003, we acquired 718 E. Jefferson Street to complete our ownership of the entire block of 800 S. Washington Street, with the intent of developing a mixed-use property with 75 apartment units and 2,600 square feet of retail space. Completion of South Washington Street is expected in early 2007. Development costs in each of the years presented include costs associated with the development of Rosslyn Towers and South Washington Street. In December 2005, we acquired a 5.27 acre site located along the Dulles Toll Road—the site, referred to as Dulles Station, is part of a planned 63-acre mixed use development, and is approved for 540,000 square feet of office and ancillary retail space. Construction will occur in two phases. The first phase is a 185,000 square-foot six-story building, with planned delivery in the fourth quarter of 2007. The second phase is a twelve-story, 355,000 square-foot office tower with anticipated delivery in 2008 or 2009 depending on market conditions.

Tenant Improvements—Tenant Improvements are costs, such as space build-out, associated with commercial lease transactions.

Our average Tenant Improvement Costs per square foot of space leased were as follows during the three years ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
Office Buildings*	$10.42	$7.13	$11.41
Medical Office Buildings	$7.65	$9.35	$10.48
Retail Centers	$0.85	$0.90	$0.81
Industrial/Flex Properties*	$1.44	$1.01	$1.91

*	Excludes properties sold or classified as held for sale.

The $3.29 increase in tenant improvement costs per square foot of space leased for Office buildings in 2005 was primarily due to leases executed at Maryland Trade Centers I & II and 1776 G Street in 2005, allowing for $2.1 and $1.2 million respectively in tenant improvements. The Retail and Industrial tenant improvement costs are substantially lower than Office and Medical Office improvement costs due to the tenant improvements required in these property types being substantially less extensive. Excluding properties sold or classified as held for sale, approximately 65% of our Office tenants renewed their leases with us in 2005, compared to 50% in 2004 and 68% in 2003. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be re-incurred to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.9 million in 2005 and averaged $1,084 per apartment for the 39% of apartments turned over relative to our total portfolio of apartment units. In addition, during 2005, we incurred repair and maintenance expenses of $7.3 million that were not capitalized, to maintain the quality of our buildings.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include the following statements with respect to the greater Washington real estate markets: (a) job growth in 2005 is a positive sign for continued economic growth in the region; (b) continued spending by the Federal Government, government contracting firms and professional services firms is expected to further drive regional economic growth; (c) increased office leasing activity is expected to have a positive impact occupancy with moderate rental rate growth going forward; (d) retail leasing space may continue to be positively affected by the Metro area’s overall population growth and high levels of discretionary income; (e) the office sector vacancy rate is projected to decline over the next two years; (f) multifamily sector occupancy will be impacted by the number of units taken off line for renovation; (g) the Washington Metro area market continues to be a strong retail market and we expect to continue to increase rents substantially; and (h) industrial sector rents are projected to increase in the first half of 2006, as vacancy rates improve. Such forward looking statements also include the following statements with respect to WRIT: (a) our intention to invest in properties that we believe will increase in income and value; (b) our belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; and (c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward looking statements also include other statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions.

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

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2005		2004		2003
Earnings to fixed charges	2.01	x	2.13	x	2.33	x
Debt service coverage	3.05	x	3.29	x	3.53	x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, plus interest costs capitalized.

We computed the debt service coverage ratio by dividing EBITDA (which is earnings before interest income and expense, taxes, depreciation, amortization and gain on sale of real estate) by interest expense and principal amortization.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2005	2004	2003
Net income	$77,638	$45,564	$44,887
Adjustments
Depreciation and amortization	47,161	39,309	33,490
Gain on property disposed	(37,515)	(1,029)	—
Discontinued operations depreciation and amortization	71	1,784	2,265

FFO as defined by NAREIT	$87,355	$85,628	$80,642

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2005.

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$50,000	—	$60,000	—	—	$410,000	$520,000	$523,768
Interest payments	$30,264	$26,639	$24,569	$22,500	$22,500	$129,401	$255,873
Interest rate on debt maturities	7.49%	—	6.74%	—	—	5.57%	5.89%

Unsecured variable rate debt
Principal	—	—	$24,000	—	—	—	$24,000	$24,000
Variable interest rate on debt maturities (a)	—	—	4.97%	—	—	—	4.97%
Mortgages
Principal amortization (30 year schedule)	$8,678	$9,991	$2,232	$52,338	$2,438	$93,940	$169,617	$171,478
Interest payments	$9,850	$9,004	$8,883	$7,884	$5,107	$9,923	$50,651
Weighted average interest rate on principal amortization	5.76%	6.46%	5.22%	7.06%	5.23%	5.27%	5.92%

(a)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 59 to 88 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2006 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement. In addition, we have adopted a Code of Ethics which can be reviewed and printed from our website www.writ.com.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	466,779	$23.93	1,313,000
Equity compensation plans not approved by security holders	64,000	25.76	66,000	*

Total	530,779	$24.15	1,379,000

*	We maintain a Share Grant Plan for officers and trustees. The aggregate number of shares which can be made the subject of awards under this Share Grant Plan, together with the aggregate number of shares issued either directly or in connection with the exercise of a stock option under any other plan maintained by the Trust, may not exceed three percent (3%) of the number of then-outstanding shares in any one calendar year and may not exceed, in the aggregate, during any five (5) year period, ten percent (10%) of the number of then-outstanding shares. As of December 31, 2005, 228,164 shares have been granted under this plan. We maintained a stock option plan for trustees which provided for the annual granting of 2,000 non-qualified stock options to trustees the last of which were granted in 2004. 84,000 options had been granted as of December 31, 2005.

See Note 7 to the consolidated financial statements for a description of the Share Grant Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Report:

3.		Declaration of Trust and Bylaws
	(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.
	(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.
	(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.

4.		Instruments Defining Rights of Security Holders
	(a)	[Intentionally omitted ]
	(b)	Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and SunTrust Bank, as agent. (1)
	(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago. (2)
	(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996 (2)
	(e)	[Intentionally omitted]
	(f)	Form of 2006 Notes (2)
	(g)	Form of MOPPRS Notes (3)
	(h)	Form of 30 year Notes (3)
	(i)	Remarketing Agreement (3)
	(j)	Form of 2004 fixed-rate notes (4)
	(k)	[Intentionally omitted]
	(l)	Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent (7)

	(m)	Amendment to amended and restated credit agreement dated July 25, 2002, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement). (7)
	(n)	Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003. (8)
	(o)	Form of 2013 Notes. (8)
	(p)	Officer’s Certificate Establishing Terms of the Notes, dated December 8, 2003. (9)
	(q)	Form of 2014 Notes. (9)
	(r)	[Intentionally omitted]
	(s)	Amended and Restated Credit Agreement, Dated as of July 21, 2004, among Washington Real Estate Investment Trust, as borrower and Bank One, NA, and Wells Fargo Bank, National Association, as lenders and Bank One, NA, as agent and Banc One Capital Markets, Inc., as lead arranger and sole book runner. (10)
	(t)	Form of 5.05% Senior Notes due May 1, 2012 (11)
	(u)	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005 (11)
	(v)	Officer’s Certificate establishing the terms of the Notes, dated April 20, 2005 (11)
	(w)	Credit agreement dated July 25, 2005 between Washington Real Estate Investment Trust as borrower and SunTrust Bank as lender. (12)
	(x)	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005 (13)
	(y)	Officer’s Certificate establishing the terms of the Notes, dated October 3, 2005 (13)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.		Management Contracts, Plans and Arrangements
	(a)	Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr. (5)
	(b)	1991 Incentive Stock Option Plan, as amended. (5)
	(c)	Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr. (5)
	(d)	Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K filed March 29, 1996.
	(e)	Share Grant Plan (6)
	(f)	Share Option Plan for Trustees (6)
	(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2000 Form 10-K filed March 19, 2001.
	(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2000 Form 10-K filed March 19, 2001.
	(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.
	(j)	Share Purchase Plan. (7)
	(k)	Supplemental Executive Retirement Plan. (7)
	(l)	Description of Washington Real Estate Investment Trust Short-term and Long-term Incentive Plan incorporated herein by reference to Exhibit 10(l) to the 2005 Form 10-K filed March 16, 2005.
	(m)	Description of Washington Real Estate Investment Trust Revised Trustee Compensation Plan incorporated herein by reference to Exhibit 10(m) to the 2005 Form 10-K filed March 16, 2005.
	(n)	Employment Agreement dated October 3, 2005 with Christopher P. Mundy. (14)
	(o)	Change in control Agreement dated October 3, 2005 with Christopher P. Mundy. (15)
	(p)	Supplemental Executive Retirement Plan
	(q)	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell
	(r)	Change in control Agreement dated June 13, 2005 with David A. DiNardo
	(s)	Change in control Agreement dated May 22, 2003 with George F. McKenzie

	(t)	Change in control Agreement dated May 22, 2003 with Laura M. Franklin
	(u)	Change in control Agreement dated May 22, 2003 with Kenneth C. Reed
	(v)	Change in control Agreement dated May 22, 2003 with Sara L. Grootwassink
	(w)	Change in control Agreement dated January 1, 2006 with James B. Cederdahl

12.		Computation of Ratio of Earnings to Fixed Charges

21.		Subsidiaries of Registrant

In 1995, WRIT formed a subsidiary partnership, WRIT Limited Partnership; a Maryland limited partnership in which it owns 100% of the partnership interest.

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

23.		Consents
	(a)	Consent of Independent Registered Public Accounting Firm

31.		Rule 13a-14(a)/15(d)-14(a) Certifications
	(a)	Certification – Chief Executive Officer
	(b)	Certification – Senior Vice President – Accounting and Administration
	(c)	Certification – Chief Financial Officer

32.		Section 1350 Certifications
	(a)	Written Statement of Chief Executive Officer and Financial Officers

(1)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-K filed March 24, 2000.

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed December 11, 2003.

(10)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed August 6, 2004.

(11)	Incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 to the Trust’s Form 8-K filed April 26, 2005

(12)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed August 5, 2005

(13)	Incorporated herein by reference to Exhibit 4.1 and 4.2 to the Trust’s Form 8-K filed October 6, 2005

(14)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed November 9, 2005

(15)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 8-K filed October 7, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 16, 2006

	By:	/s/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Trustee	March 16, 2006

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	March 16, 2006

/s/ JOHN P. MCDANIEL John P. McDaniel	Trustee	March 16, 2006

/s/ CHARLES T. NASON Charles T. Nason	Trustee	March 16, 2006

/s/ DAVID M. OSNOS David M. Osnos	Trustee	March 16, 2006

/s/ ROBERT W. PIVIK Robert W. Pivik	Trustee	March 16, 2006

/s/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	March 16, 2006

/s/ LAURA M. FRANKLIN Laura M. Franklin	Senior Vice President Accounting and Administration and Corporate Secretary	March 16, 2006

/s/ SARA L. GROOTWASSINK Sara L. Grootwassink	Chief Financial Officer	March 16, 2006

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Trust’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Washington Real Estate Investment Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Washington Real Estate Investment Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Washington Real Estate Investment Trust and Subsidiaries and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2006

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(IN THOUSANDS)

	2005	2004
Assets
Land	$226,217	$204,831
Income producing property	1,024,702	895,553

	1,250,919	1,100,384
Accumulated depreciation and amortization	(240,153)	(200,375)

Net income producing property	1,010,766	900,009
Development in progress	58,241	12,280

Total investments in real estate, net	1,069,007	912,289
Investment in real estate held for sale, net	—	36,986
Cash and cash equivalents	4,938	5,065
Restricted cash	1,764	962
Rents and other receivables, net of allowance for doubtful accounts of $2,916 and $2,636, respectively	25,258	21,402
Prepaid expenses and other assets	40,318	34,969
Other assets related to properties held for sale	—	720

Total assets	$1,141,285	$1,012,393

Liabilities
Accounts payable and other liabilities	$32,728	$22,586
Advance rents	5,572	5,108
Tenant security deposits	7,393	5,784
Other liabilities related to properties held for sale	—	848
Mortgage notes payable	169,617	173,429
Lines of credit	24,000	117,000
Notes payable	520,000	320,000

Total liabilities	759,310	644,755

Minority interest	1,670	1,629

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized: 42,139 and 42,000 shares issued and outstanding, respectively	421	420
Additional paid in capital	407,972	405,029
Distributions in excess of net income	(25,228)	(35,544)
Less: Deferred compensation on restricted shares	(2,860)	(3,896)

Total shareholders’ equity	380,305	366,009

Total liabilities and shareholders’ equity	$1,141,285	$1,012,393

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2005	2004	2003
Revenue
Real estate rental revenue	$190,046	$171,646	$153,576
Expenses
Utilities	11,153	9,375	7,677
Real estate taxes	15,958	14,062	11,884
Repairs and maintenance	7,255	6,668	5,848
Property administration	5,472	4,965	4,223
Property management	5,678	5,153	4,685
Operating services and common area maintenance	9,967	8,834	8,153
Other real estate expenses	2,633	2,271	2,157
Depreciation and amortization	47,161	39,309	33,490
General and administrative expenses	8,005	6,194	5,275

	113,282	96,831	83,392

Real estate operating income	76,764	74,815	70,184

Other income (expense)
Interest expense	(37,743)	(34,500)	(30,040)
Other income	918	326	414
Other income from property settlement	504	—	—

	(36,321)	(34,174)	(29,626)

Income from continuing operations	40,443	40,641	40,558

Discontinued operations:
Income from operations of properties sold or held for sale	184	3,894	4,329
Gain on disposal	37,011	1,029	—

Net Income	$77,638	$45,564	$44,887

Basic net income per share
Continuing operations	$0.96	$0.98	$1.03
Discontinued operations including gain on disposal	0.89	0.11	0.11

Net income per share	$1.85	$1.09	$1.14

Diluted net income per share
Continuing operations	$0.96	$0.97	$1.02
Discontinued operations including gain on disposal	0.88	0.12	0.11

Net income per share	$1.84	$1.09	$1.13

Weighted average shares outstanding—basic	42,069	41,642	39,399

Weighted average shares outstanding—diluted	42,203	41,863	39,600

Dividends paid per share	$1.60	$1.55	$1.47

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Deferred Compensation	Additional Paid in Capital	Distributions in excess of Net Income	Shareholders’ Equity
Balance, December 31, 2002	39,168	392	(458)	328,797	(2,554)	326,177
Net income	—	—	—	—	44,887	44,887
Dividends	—	—	—	—	(58,605)	(58,605)
Share offering	2,201	22	—	62,802	—	62,824
Share options exercised	181	2	—	3,236	—	3,238
Share grants, net of share grant amortization	57	—	(1,400)	1,627	—	227

Balance, December 31, 2003	41,607	416	(1,858)	396,462	(16,272)	378,748
Net income	—	—	—	—	45,564	45,564
Dividends	—	—	—	—	(64,836)	(64,836)
Share options exercised	302	3	—	5,662	—	5,665
Share grants, net of share grant amortization	91	1	(2,038)	2,905	—	868

Balance, December 31, 2004	42,000	$420	$(3,896)	$405,029	$(35,544)	$366,009
Net income	—	—	—	—	77,638	77,638
Dividends	—	—	—	—	(67,322)	(67,322)
Share options exercised	136	1	—	2,845	—	2,846
Share grants, net of share grant amortization, net of forfeitures	3	—	1,036	98	—	1,134

Balance, December 31, 2005	42,139	$421	$(2,860)	$407,972	$(25,228)	$380,305

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS)

	2005	2004	2003
Cash flows from operating activities
Net income	$77,638	$45,564	$44,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(37,011)	(1,029)	—
Depreciation and amortization	47,233	41,093	35,755
Provision for losses on accounts receivable	872	964	1,835
Amortization of share grants	1,134	868	227
Changes in other assets	(6,735)	(9,404)	(8,448)
Changes in other liabilities	4,391	1,867	1,723

Net cash provided by operating activities	87,522	79,923	75,979

Cash flows from investing activities
Real estate acquisitions, net*	(123,358)	(55,135)	(120,000)
Capital improvements to real estate	(48,603)	(33,237)	(27,391)
Net cash received for sale of real estate	73,879	8,071	—
Non-real estate capital improvements	(437)	(101)	(132)

Net cash used in investing activities	(98,519)	(80,402)	(147,523)

Cash flows from financing activities
Net proceeds from share offering	—	—	62,824
Line of credit (repayments)/borrowings, net	(93,000)	117,000	(50,750)
Notes payable repayments	—	(55,000)	(50,000)
Dividends paid	(67,322)	(64,836)	(58,605)
Principal payments—mortgage notes payable	(28,820)	(2,041)	(1,333)
Net proceeds from debt offering	197,166	—	158,178
Net proceeds from exercise of share options	2,846	5,665	3,238

Net cash provided by financing activities	10,870	788	63,552

Net (decrease) increase in cash and cash equivalents	(127)	309	(7,992)
Cash and cash equivalents at beginning of year	5,065	4,756	12,748

Cash and cash equivalents at end of year	$4,938	$5,065	$4,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,662	$32,157	$28,889

*	Supplemental discussion of non-cash investing and financing activities:

On March 23, 2005 we purchased Frederick Crossing Shopping Center for $44.8 million. We assumed a mortgage in the amount of $24.3 million, fair valued at $25.0 million, and funded the balance ($20.5 million) utilizing $1.0 million in credit facility borrowings and $19.5 million of the $31.3 million in cash escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The $24.3 million of assumed mortgage is not included in the $20.9 million shown as real estate acquisitions for the year ended December 31, 2005, as the assumption of the mortgage was a non-cash acquisition cost. On April 9, 2005 we purchased the DBP Coleman Building for $8.8 million which was funded in part ($8.3 million) from cash escrowed from the aforementioned sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike.

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Nature of Business:

Washington Real Estate Investment Trust (“WRIT,” the “company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership of income-producing real estate properties in the greater Washington—Baltimore region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

We qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. All of the gains on the sale of properties disposed in 2005 were reinvested in replacement properties. We distributed 100% of our 2005, 2004 and 2003 ordinary taxable income to our shareholders. The gain on the property sold during 2004 was paid out to the shareholders. No provision for income taxes was necessary in 2005, 2004 or 2003.

The following is a breakdown of the taxable percentage of our dividends for 2005, 2004 and 2003, respectively:

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2005	81%	14%	5%	0%
2004	86%	10%	2%	2%
2003	97%	3%	0%	0%

2.	Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Statement No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The Company will be required to apply the provisions of this statement as of January 1, 2006.

Since we used the fair-value-based method of accounting under the original provisions of SFAS No. 123, in pro forma disclosure, we are required to adopt the provisions of the new standard using either the modified-prospective-transition or the modified-retrospective-transition method. Under both methods, for awards granted, settled or modified subsequent to adopting the standard and for awards granted prior to the date of adoption for which the requisite service has not been completed as of the adoption date, compensation cost must be recognized in the financial statements. Under the modified retrospective method, financial statements for prior periods are restated for this change and under the modified prospective method only statements subsequent to adoption will include this compensation cost. The modified prospective method also requires a cumulative adjustment in the first period of adoption to conform to the new standard. The Company plans to adopt SFAS No. 123R using the modified prospective transition method. The Company anticipates that adoption of SFAS No. 123R will not have material impact on its results of operations and its financial position.

Revenue Recognition

Residential properties (our Multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our Office, Medical Office, Retail and Industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13 “Accounting for Leases.” Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $172,000, $154,800 and $167,400 for the years ended December 31, 2005, 2004 and 2003 respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2005 and 2004 deferred financing costs of $14.5 million and $11.3 million, respectively, net of accumulated amortization of $5.8 million and $4.7 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income.

The amortization of debt costs included in interest expense totaled $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of December 31, 2005 and 2004 deferred leasing costs of $15.1 million and $11.5 million, respectively, net of accumulated amortization of $4.9 million and $3.6 million, were included in Prepaid Expenses and Other Assets on the balance sheets.

The amortization of deferred leasing costs included in expense for continuing operations totaled $2.0 million, $1.5 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 was $41.8 million, $34.4 million and $29.6 million, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $1,127,300, $703,400 and $247,600, for the years ended December 31, 2005, 2004 and 2003, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the three-year period ended December 31, 2005.

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2005 and 2004 are as follows (in millions):

	December 31,
	2005			2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$12.3	$3.8	$8.5	$8.2	$1.9	$6.3
Leasing Commissions	$7.4	$2.2	$5.2	$5.2	$1.1	$4.1
Net Lease Intangible Assets	$6.8	$1.7	$5.1	$5.5	$0.7	$4.8
Net Lease Intangible Liabilities	$8.9	$1.8	$7.1	$4.1	$0.7	$3.4

Amortization of these components combined was $3.0 million, $2.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. No value had been assigned to Customer Relationship Value at December 31, 2005 or December 31, 2004.

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

Restricted Cash

Restricted cash at December 31, 2005 and December 31, 2004 consisted of $1.8 million and $1.0 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers and trustees under the Share Grant Plans. Officer share grants vest over 5 years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the Trustee’s service.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense for the trustee grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer share grants is recognized as deferred compensation.

Unvested shares are forfeited upon an employee’s termination while unvested shares for employees eligible for retirement fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period compensation cost is recognized over the explicit service period with acceleration of expense upon the date of actual retirement for these employees. The Company will continue this practice for awards granted prior to the adoption of FAS 123(R) and for shares granted after the adoption of FAS 123(R) the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire.) The Company will recognize $1.0 million in compensation cost in the future for awards amortized over the explicit service period.

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vest over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options are accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost for stock options.

Had we determined compensation cost for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Pro-forma Information
Net income, as reported	$77,638	$45,564	$44,887
Add: Stock-based employee compensation expense included in reported net income	1,134	868	227
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,210)	(1,218)	(935)

Pro-forma net income	$77,562	$45,214	$44,179

Earnings per share:
Basic—as reported	$1.85	$1.09	$1.14
Basic—pro-forma	$1.84	$1.09	$1.12
Diluted—as reported	$1.84	$1.09	$1.13
Diluted—pro-forma	$1.84	$1.08	$1.12

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed using the treasury stock method, which is net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Using this method, dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans that could potentially reduce or “dilute” earnings per share.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Real Estate Investments:

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2005	2004
Office buildings	$548,110	$486,691
Medical Office buildings	142,067	141,510
Retail centers	200,395	145,757
Multifamily	153,549	131,617
Industrial/Flex properties	265,039	207,089

	$1,309,160	$1,112,664

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2—Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as held for sale at December 31, 2005, and four held for sale at December 31, 2004 as follows (in thousands):

	December 31,
	2005	2004
Office buildings	—	$45,573
Industrial buildings	—	4,211

Total	—	49,784
Less accumulated depreciation	—	(12,798)

	—	$36,986

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include commercial office, medical office, retail, multifamily and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements. Because the properties are located primarily in the Washington-Baltimore region, the Company is subject to a concentration of credit risk related to these properties.

As of December 31, 2005 no single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties we acquired during the years ending December 31, 2005, 2004 and 2003 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
March 23, 2005	Frederick Crossing	Retail	295,000	$44,800
April 8, 2005	Coleman Building	Industrial	60,000	8,800
July 29,2005	Albemarle Point	Office/Industrial	296,000	66,800
December 2, 2005	Dulles Station	Development	n/a	24,700

		Total 2005	651,000	$145,100

March 10, 2004	8880 Gorman Road	Industrial	141,000	$11,500
August 12, 2004	Shady Grove Medical Village II	Medical Office	66,000	18,500
October 12, 2004	8301 Arlington Boulevard	Medical Office	50,000	8,000
December 22, 2004	Dulles Business Park	Industrial	265,000	46,000

		Total 2004	522,000	$84,000

January 24, 2003	Fullerton Industrial Center	Industrial	137,000	$10,550
May 29, 2003	718 Jefferson Street	Retail	5,000	1,120
August 7, 2003	1776 G Street	Office	262,000	84,750
October 9, 2003	Prosperity Medical Center I	Medical Office	92,000	27,990
October 9, 2003	Prosperity Medical Center II	Medical Office	88,000	27,010
October 9, 2003	Prosperity Medical Center III	Medical Office	75,000	23,000

		Total 2003	659,000	$174,420

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

The fair value of in-place leases recorded as a result of the above acquisitions follows (in millions):

	Fair Value of In-Place Leases
	2005	2004	2003
Tenant origination costs	$4.2	$2.8	$4.7
Leasing commissions	$2.2	$1.3	$2.6
Net lease intangible assets	$1.3	$2.9	$0.8
Net least intangible liabilities	$4.8	$0.8	$3.0

The weighted average life in months for the components above ranged from 58 months to 120 months for 2005 acquisitions and from 62 months to 102 months for 2004 acquisitions.

The difference in total 2005 contract purchase price of properties acquired per the above chart of $145.1 million and the acquisition cost per the Statement of Cash Flows of $123.4 million is the $24.3 million mortgage assumed on the acquisition of Frederick Crossing, offset by $1.7 million in predevelopment costs (not included in the contract price) paid at closing for Dulles Station and closing costs on all acquisitions.

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

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2005 and 2004 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2005 and December 31, 2004. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2005	2004
Real estate revenues	$194,957	$190,343
Income from continuing operations	$40,480	$41,804
Net income	$77,675	$46,727
Diluted earnings per share	$1.84	$1.12

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

Properties we sold during the three years ending December 31, 2005 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000

		Total	480,000	$73,500

November 15, 2004	8230 Boone Boulevard	Office	58,000	$10,000

The Office properties sold on February 1, 2005, classified as discontinued operations effective November 2004, were sold to a single buyer for a $67.5 million contract sales price. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2. In September 2005 the Industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account and were used to partially fund the purchase of Dulles Station in December 2005. Discontinued operations for 2005 consist of the properties sold in February and September 2005. For 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. There was a gain of $1.9 million recognized in April 2005 that had been previously deferred from the sale of Boone Boulevard.

On November 15, 2004, we sold 8230 Boone Boulevard for a sale price of $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which was scheduled to mature in November 2005. We recognized a gain on disposal of $1.0 million and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with Statement of

Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” SFAS 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. We distributed the gain from the 2004 disposition of 8230 Boone Boulevard to the shareholders.

Also in November 2004 we concluded that 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza III met the criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify these properties as held for sale. Senior management had committed to and actively embarked upon a plan to sell the assets and the sale was expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan would be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continued to be recognized until the date of sale. Under SFAS No.144 revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the Statements of Income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2005	2004	2003
Revenues	$656	$8,894	$9,829
Property expenses	(401)	(3,216)	(3,235)
Depreciation and amortization	(71)	(1,784)	(2,265)

	$184	$3,894	$4,329

Operating income by property is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2005	2004	2003
8230 Boone Boulevard	Office	$0	$204	$144
7700 Leesburg	Office	89	903	1,245
Tycon Plaza II	Office	30	1,340	1,652
Tycon Plaza III	Office	111	1,223	1,054
Pepsi Distribution Center	Industrial	(46)	224	234

		$184	$3,894	$4,329

4.	Mortgage Notes Payable:

	December 31,
	2005	2004
On November 30, 1998, we assumed a $9.2 million mortgage note payable and a $12.4 million mortgage note payable as partial consideration for our acquisition of Woodburn Medical Park I and II. Both mortgages bore interest at 7.69% per annum. Principal and interest were payable monthly until September 15, 2005, at which time all unpaid principal and interest were paid in full.	$—	$18,658

On September 20, 1999, we assumed an $8.7 million mortgage note payable as partial consideration for our acquisition of the Avondale Apartments. The mortgage bore interest at 7.88% per annum. Principal and interest were payable monthly until November 1, 2005. This mortgage was paid off prior to maturity on August 15,2005.	—	7,677

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	50,000	50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,144	8,487

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value* of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,292	6,491

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,196	48,911

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,855	11,149

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,443	22,056

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	24,687	—

	$169,617	$173,429

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.

Total carrying amount of the above mortgaged properties was $289.4 million and $282.0 million at December 31,2005 and 2004, respectively. Scheduled principal payments during the five years subsequent to December 31, 2005 and thereafter are as follows (in thousands):

Principal Payments
2006	$8,678
2007	9,991
2008	2,233
2009	52,338
2010	2,438
Thereafter	93,939

$169,617

5.	Unsecured Lines of Credit Payable and Short-term Note Payable:

As of December 31, 2005, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No. 1”) and a $70.0 million line of credit maturing in July 2008 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $0.0 outstanding as of December 31, 2005 related to Credit Facility No. 1, with $0.9 million in Letters of Credit issued and $84.1 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2004, $67.0 million was outstanding under this facility, all of which was paid in full using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year 5.05% unsecured notes and $50.0 million of ten-year 5.35% unsecured notes (See Note 6—Notes Payable). Borrowings were used to repay mortgage debt in August and September 2005 of $7.5 million and $18.0 million, respectively, and an additional $5.0 million in September to fund capital improvements were repaid in October 2005 using a portion of the proceeds from the October 2005 issuance of an additional $100.0 million of our 5.35% senior unsecured notes maturing in May 2015.

Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2005, 2004 and 2003, we recognized interest expense (excluding unused commitment and facility fees) of $783,000, $455,000, and $251,000, respectively, on Credit Facility No. 1, representing an average interest rate of 3.30%, 2.36%, and 1.90% per annum, respectively.

From July 2002 through July 20, 2004, Credit Facility No. 1 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees which averaged 0.326% in 2004 and 0.279% in 2003. These fees were payable quarterly. For the years ended December 31, 2004 and 2003, we incurred unused commitment fees of $29,500 and $40,200, respectively.

On July 21, 2004, we closed on a new $50.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. Currently, Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. For the years ended December 31, 2005 and 2004, we incurred facility fees of $131,200 and $41,200, respectively.

Credit Facility No. 2

We had $24.0 million outstanding as of December 31, 2005 related to Credit Facility No. 2, with an additional $1.1 million in Letters of Credit issued and $44.9 million unused and available for subsequent acquisitions or capital improvements. Of the $24.0 million outstanding at December 31, 2005, $21.0 million was borrowed in December 2005 to fund the acquisition of Dulles Station and $3.0 million was borrowed to fund certain capital improvements to real estate. At December 31, 2004, $50.0 million was outstanding under this facility. In February 2005, we repaid $31.0 million of the $50.0 million outstanding at December 31, 2004 using a portion of the $67.5 million proceeds from the disposition of 7700 Leesburg, Tycon Plaza II and Tycon Plaza III. In April 2005, we repaid the remaining outstanding balance at December 31, 2004 under Credit Facility No. 2 using a portion of the proceeds from the April 2005 issuance of $50.0 million of seven-year, 5.05% unsecured notes and $50.0 million of ten-year, 5.35% unsecured notes (See Note 6—Notes Payable). In July 2005, we borrowed $63.0 million under this facility to fund our purchase of Albemarle Point, all of which we repaid in October 2005 using a portion of the proceeds from the October 2005 issuance of an additional $100.0 million of our 5.35% senior unsecured notes maturing in May 2015.

Advances under this agreement bear interest at LIBOR plus a spread. An advance may also be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2005, 2004 and 2003, we recognized interest expense (excluding unused commitment and facility fees) of $898,000, $192,000 and $442,000, respectively, on Credit Facility No. 2, representing an average interest rate of 3.88%, 2.93% and 1.91% per annum, respectively.

Before its renewal in July 2005, Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee was paid quarterly in arrears. For the years ended December 31, 2005, 2004 and 2003, we incurred $38,400, $89,000 and $54,000, respectively in unused commitment fees on this facility.

On July 25, 2005, we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. For the year ended December 31, 2005, we incurred facility fees of $46,700.

Credit Facility No. 3

On August 7, 2003, we executed a $60.0 million unsecured term note, the proceeds of which were utilized as partial payment for the acquisition of 1776 G Street. With the acquisition of Prosperity Medical Center on October 9, 2003, we increased this facility to $90.0 million and drew $27.0 million on the extension to fund a portion of the purchase price. We subsequently repaid these borrowings using proceeds from the issuance of $100.0 million of 5.25% unsecured notes in December 2003. Subsequent to 2003, we had no additional borrowings under this facility, which we allowed to expire without renewal in February 2004. For the year ended December 31, 2003 we recognized interest expense of $457,000 on Credit Facility No. 3, representing an average interest rate of 1.82% per annum.

Borrowings under this facility bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due on a monthly basis.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2005.

Information related to revolving credit facilities is as follows (in thousands) (1):

	2005	2004	2003
Total revolving credit facilities at December 31	$155,000	$135,000	$75,000
Borrowings outstanding at December 31	24,000	117,000	—
Weighted average daily borrowings during the year	46,229	26,338	35,378
Maximum daily borrowings during the year	$117,000	$117,000	$72,500
Weighted average interest rate during the year	3.58%	2.43%	1.91%
Weighted average interest rate at December 31	4.97%	3.07%	—

(1)	Excludes Credit Facility No. 3 which was not a revolving facility.

6.	Notes Payable:

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

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.1 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder was used for general corporate purposes. In October 2005, we sold an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, at an effective yield of 5.49%. $93.5 million of the $98.1 million net proceeds from the sale of these notes was used to repay borrowings under our lines of credit and to fund general corporate purposes.

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2005.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This legislation, originally scheduled to expire on December 31, 2005, was extended through December 31, 2007, with the enactment of the Terrorism Risk Insurance Extension Act of 2005. With the extension, the Federal share of compensation for insured losses decreases to 85% in 2007.

Scheduled maturity dates of securities during the five years subsequent to December 31, 2005 and thereafter are as follows:

(in thousands)
2006	$50,000
2007	—
2008	60,000
2009	—
2010	—
Thereafter	410,000

$520,000

7.	Share Options and Grants:

Options

We have historically maintained Incentive Stock Option Plans (the “Plans”), which included qualified and non-qualified options. In 2003 the Board approved a change in the composition of officer share options and share grant awards such that annual incentive compensation is awarded as the same percentage of cash compensation as in prior years except it is in the form of share grants only. The last option awards to Officers were in 2003 and to Trustees in 2004. Effective 2005 officers and Trustees received annual share grant awards only.

We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan (“New Stock Option Plan”) to replace the 1991 Stock Option Plan (“Stock Option Plan”) that expired on June 25, 2001. Under the Plans, options, which were issued at market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust Stock Option Plan for Trustees in March 1998. Options granted to trustees were fully vested on the grant date. Activity under the Plans is summarized below:

	2005		2004		2003
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	667,000	23.49	977,000	21.99	1,107,000	$20.94
Granted	—	—	12,000	33.09	57,000	29.49
Exercised	(136,000)	20.91	(302,000)	18.70	(181,000)	17.83
Expired/Forfeited	—	—	(20,000)	28.14	(6,000)	25.36
Outstanding at December 31	531,000	24.15	667,000	23.49	977,000	21.99
Exercisable at December 31	531,000	24.15	652,000	23.34	834,000	21.16

The 531,000 options outstanding at December 31, 2005, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.15 and a weighted average remaining contractual life of 6.1 years. Of the 531,000 options outstanding at December 31, 2005, 185,000 options have an exercise price between $14.47 and $21.34, with a weighted-average exercise price of $20.61 and a weighted average remaining contractual life of 4.8 years. The remaining 346,000 options outstanding have an exercise price between $24.84 and $33.09, with a weighted-average exercise price of $26.04, and a weighted average remaining contractual life of 6.8 years.

The weighted-average fair value of options granted and related assumptions are summarized below:

	2005	2004	2003
Weighted-average fair value of options Granted	—	$2.79	$2.04
Weighted-average assumptions:
Expected lives (years)	—	5	5
Risk free interest rate	—	3.53%	3.18%
Expected volatility	—	15.30%	14.40%
Expected dividend yield	—	4.75%	4.97%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options. The option values are based upon a Black Scholes model calculation.

Share Grants

We maintain a Share Grant Plan for officers and trustees. At the approval of the Board, the Share Grant Plan was changed in 2003 so that officers received an award of shares with a market value of a percentage of the individual’s cash compensation depending on level of officer.

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and executives. The first cash benefits under the amended short-term plan were paid in late 2005, and the first share grants under the amended long-term plan will be made in 2006. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets for funds from operations (FFO) per share (a non-GAAP financial measure) and EBITDA as defined by the revised plan (earnings before interest, taxes, depreciation and amortization). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on WRIT’s total shareholder return compared to a benchmark or index appropriate to the industry. Shares granted to officers under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. Prior to 2004, each Trustee received an annual grant of 400 unrestricted shares under the trustee compensation plan. In November 2004, the Board of Trustees approved revisions to the trustee compensation plan, under which the first cash and share grant benefits were paid in 2005. Under this plan, annual long-term incentive compensation for trustees is changed from options for 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These restricted shares vest immediately and are restricted from sale for the period of the Trustees’ service. Additionally, the amounts of certain director fees and retainers were amended.

During 2005, 2004 and 2003, we issued 17,044, 87,066 and 56,678 share grants, respectively, to our executives and trustees. Of the restricted shares awarded in 2005, 11,182 were awarded by the Trust pursuant to the Employment Agreement of the Executive Vice President and Chief Investment Officer in October 2005. The Employment Agreement provides for an additional installment of share grants with a market value of $150,000 on May 31, 2006, assuming the CIO is promoted to Chief Operating Officer on or before that date. The CIO shares granted in October 2005 (and, if granted, in May 2006) will vest 50% upon his fourth anniversary of employment and the remaining 50% upon his fifth anniversary. For the first five years of the CIO’s employment, his long term incentive payout will be based on WRIT’s total shareholder return compared to a benchmark or index appropriate to the industry for the nearest whole number of years in which he has been employed (e.g. in year one, a one year average, in year two, a two year average, etc.). The 87,066 of restricted shares awarded in 2004 includes a special award of 59,859 shares to officers in recognition of the Trust’s performance for 2003, and 4,066 shares to non-officer key employees.

The total share grants vested at December 31, 2005, 2004 and 2003 were 124,175, 87,467 and 65,528, respectively. The total share grants unvested at December 31, 2005, 2004 and 2003 were 103,989, 137,684 and 68,491, respectively. The total compensation expense recognized in income for stock-based compensation awards for December 31, 2005, 2004 and 2003 was $1.2 million, $0.9 million and $0.2 million, respectively. Share grants awarded in 2005 were valued at $31.10 per share based on their market value on the date of grant.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	2005	2004	2003
Numerator for basic and diluted per share calculations:
Income from continuing operations	$40,443	$40,641	$40,558
Discontinued operations including gain on disposal	37,195	4,923	4,329

Net income	$77,638	$45,564	$44,887
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts—weighted average shares	42,069	41,642	39,399
Effect of dilutive securities:
Employee stock options	134	221	201

Denominator for diluted per share amounts	42,203	41,863	39,600
Income from continuing operations per share
Basic	$0.96	$0.98	$1.03
Diluted	$0.96	$0.97	$1.02
Discontinued operations including gain on disposal
Basic	$0.89	$0.11	$0.11
Diluted	$0.88	$0.12	$0.11
Net income per share
Basic	$1.85	$1.09	$1.14
Diluted	$1.84	$1.09	$1.13

8.	Other Benefit Plan

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2005, 2004 and 2003, the company made contributions to the 401K plan of $0.3 million each year.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest, which is equal to the cash value and death benefit of each policy to the extent of the sum of premium payments we have made.

Subsequent to July 2002 we discontinued premium advances under this plan for the benefit of executive officers. For the years ended December 31, 2005, 2004 and 2003, the company paid premiums of $0.2 million, $0.4 million and $0, respectively. We expect to terminate the split dollar agreements in February 2006 upon the purchase of additional life insurance for the officers. We intend to transfer ownership of the policies back to WRIT. At December 31, 2005 and 2004 the cash surrender value was approximately $1.2 million, which is less than the premiums paid since the plan’s inception.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.6 million, $1.3 million and $0.9 million at December 31, 2005, 2004 and 2003, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the executive officers, including the Chief Investment Officer appointed in October 2005, and other company officers. Under these plans, upon a participant’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive an annual benefit equal to his or her accrued benefit times his or her vested interest. We account for these plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of each participant’s employment which is not less than the present value of the estimated benefit payments to be made. For the three years ended December 31, 2005, 2004 and 2003, we recognized current service cost of $565,000, $355,000 and $309,000, respectively.

9.	Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2005. The estimated market values have not been updated since December 31, 2005; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2005.

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

Notes payable

The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

	2005		2004
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$6,702	$6,702	$6,027	$6,027
Mortgage notes payable	$169,617	$171,478	$173,429	$179,585
Lines of credit payable	$24,000	$24,000	$117,000	$117,000
Notes payable	$520,000	$523,768	$320,000	$335,353

10.	Rentals under Operating Leases:

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2006	$141.0
2007	127.9
2008	112.4
2009	92.8
2010	71.4
Thereafter	181.5

$727.0

Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.1 million, $0.3 million and $0.5 million in 2005, 2004 and 2003, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $15.5 million, $12.0 million and $9.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11.	Commitments and Contingencies:

Development Commitments

At December 31, 2005 and 2004, we had various contracts outstanding with third parties in connection with our ongoing development projects. Total accumulated spending, including land costs, for development projects at December 31, 2005 and December 31, 2004 were $56.7 million and $12.8 million, respectively. Remaining contractual commitments for development projects at December 31, 2005 were $85.6 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2005, we were contingently liable under an $885,000 unused letter of credit related to our assumption of mortgage debt on Dulles Business Park to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $1,053,000 related to our development projects at Rosslyn Towers, Foxchase Shopping Center and South Washington Street, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

12.	Segment Information:

We have five reportable segments: Office Buildings, Medical Office Buildings, Retail Centers, Multifamily and Industrial/Flex Properties. Office Buildings provide office space for various types of businesses and professions. Medical Office buildings provide offices and facilities for a variety of medical services. Retail Centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington Metropolitan area. Industrial/Flex Centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2005	2004	2003
Office Buildings	40%	45%	46%
Medical Office Buildings	10%	8%	5%
Retail Centers	17%	16%	17%
Multifamily Properties	16%	17%	18%
Industrial/Flex Centers	17%	14%	14%

Real estate assets as a percentage of the total for each of the five reportable operating segments are as follows:

	December 31,
	2005	2004
Office Buildings	42%	44%
Medical Office Buildings	11%	12%
Retail Centers	15%	13%
Multifamily Properties	12%	12%
Industrial/Flex Centers	20%	19%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment revenues less direct segment operating expenses.

Included in our segment reporting for 2005, 2004 and 2003 is the new Medical Office segment. This portfolio of buildings was previously reported as part of the Office segment and has now become a significant element of our diversified total portfolio.

Segment reporting has been restated for prior periods to conform to this presentation.

The following table presents revenues and net operating income for the years ended December 31, 2005, 2004 and 2003, from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands) :

	2005
	Office Buildings	Medical Office	Retail Centers	Multifamily	Industrial/Flex Properties	Corporate and Other	Consolidated
Real estate rental revenue	$76,976	$18,024	$31,907	$30,529	$32,610	$—	$190,046
Real estate expenses	26,277	4,650	6,878	12,816	7,495	—	58,116

Net Operating Income	$50,699	$13,374	$25,029	$17,713	$25,115	$—	$131,930
Depreciation and amortization							(47,161)
Interest expense							(37,743)
General and administrative							(8,005)
Other income							1,422
Income from discontinued operations							184
Gain on property disposal							37,011

Net income							$77,638

Capital expenditures	$14,625	$609	$9,743	$20,982	$2,644	$437	$49,040

Total assets	$457,398	$133,274	$182,098	$108,632	$237,808	$22,075	$1,141,285

	2004
	Office Buildings	Medical Office	Retail Centers	Multifamily	Industrial/Flex Properties	Corporate and Other	Consolidated
Real estate rental revenue	$77,070	$15,050	$27,243	$28,858	$23,425	$—	$171,646
Real estate expenses	24,835	3,686	5,899	11,637	5,271	—	51,328

Net Operating Income	$52,235	$11,364	$21,344	$17,221	$18,154	$—	$120,318
Depreciation and amortization							(39,309)
Interest expense							(34,500)
General and administrative							(6,194)
Other income							326
Income from discontinued operations							3,894
Gain on property disposal							1,029

Net income							$45,564

Capital expenditures	$14,707	$375	$5,644	$10,008	$2,503	$101	$33,338

Total assets	$447,439	$137,136	$127,915	$91,870	$187,295	$20,738	$1,012,393

	2003
	Office Buildings	Medical Office	Retail Centers	Multifamily	Industrial/Flex Properties	Corporate and Other	Consolidated
Real estate rental revenue	$70,307	$7,031	$26,474	$28,266	$21,498	$—	$153,576
Real estate expenses	21,191	1,628	5,921	10,860	5,027	—	44,627

Net Operating Income	$49,116	$5,403	$20,553	$17,406	$16,471	$—	$108,949
Depreciation and amortization							(33,490)
Interest expense							(30,040)
General and administrative							(5,275)
Other income							414
Income from discontinued operations							4,329
Gain on property disposal							—

Net income							$44,887

Capital expenditures	$16,835	$4	$2,055	$7,199	$1,298	$132	$27,523

Total assets	$458,775	$112,333	$127,884	$83,445	$128,844	$16,808	$928,089

13.	Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes our financial data by quarter for 2005 and 2004.

	Quarter (1)
	First	Second	Third	Fourth
2005:
Real estate rental revenue (2)	$45,282	$46,567	$48,939	$49,258
Income from continuing operations (2)	9,848	9,004	10,523	11,068
Net income	42,234	10,875	13,461	11,068
Income from continuing operations per share (2)
Basic	$0.24	$0.21	$0.25	$0.26
Diluted	$0.23	$0.21	$0.25	$0.26
Net income per share (3)
Basic	$1.01	$0.26	$0.32	$0.26
Diluted	$1.01	$0.26	$0.32	$0.26
2004:
Real estate rental revenue (2)	$42,159	$42,517	$43,246	$43,724
Income from continuing operations (2)	10,403	10,086	9,764	10,388
Net income	11,302	11,082	10,797	12,383
Income from continuing operations per share (2)
Basic	$0.25	$0.24	$0.23	$0.25
Diluted	$0.25	$0.24	$0.23	$0.25
Net income per share (3)
Basic	$0.27	$0.27	$0.26	$0.30
Diluted	$0.27	$0.26	$0.26	$0.30

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)	These amounts differ from amounts previously reported due to the disposal of the Pepsi Distribution Center in September 2005 as discussed in Note 3—Real Estate Investments.

(3)	Includes gain on the sale of real estate of $0.77 per share, basic and $0.76 per share, diluted in the first quarter of 2005, $.04 per share in the second quarter of 2005, $0.07 per share in the third quarter of 2005 and $0.02 per share in the fourth quarter of 2004.

14.	Subsequent Event

On February 14, 2006 WRIT purchased The Hampton Properties, a five building, 303,000 square foot Industrial portfolio located in Capitol Heights, MD for $23.1 million. We drew $23.1 million on our line of credit to complete the transaction. The properties are 74% leased.

SCHEDULE III

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2005			Accumulated Depreciation At December 31, 2005	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$12,795,000	$892,000	$16,276,000	$17,168,000	$9,147,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	16,747,000	840,000	27,616,000	28,456,000	14,793,000	1975	August	1979	208,000		41 Years
515 King Street	Virginia	4,102,000	3,931,000	2,156,000	4,102,000	6,087,000	10,189,000	2,271,000	1966	July	1992	78,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	1,280,000	1,180,000	2,542,000	3,722,000	1,102,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	2,190,000	1,464,000	3,744,000	5,208,000	1,590,000	1977	November	1993	59,000		50 Years
Brandywine Center	Maryland	718,000	735,000	1,448,000	718,000	2,183,000	2,901,000	735,000	1969	November	1993	35,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	6,430,000	4,621,000	18,356,000	22,977,000	7,843,000	1971	January	1995	199,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	3,033,000	7,803,000	14,399,000	22,202,000	4,892,000	1976	November	1995	102,000		30 Years
Maryland Trade Center I	Maryland	3,330,000	12,747,000	7,396,000	3,330,000	20,143,000	23,473,000	6,808,000	1981	May	1996	190,000		30 Years
Maryland Trade Center II	Maryland	2,826,000	9,486,000	3,653,000	2,826,000	13,139,000	15,965,000	4,291,000	1984	May	1996	158,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	4,394,000	6,661,000	21,136,000	27,797,000	6,001,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	16,199,000	12,049,000	88,024,000	100,073,000	23,381,000	1972/’86/’99	November	1997	521,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	1,356,000	2,296,000	13,544,000	15,840,000	3,383,000	1985	May	1999	115,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	2,551,000	1,847,000	13,656,000	15,503,000	2,829,000	1982	May	1999	103,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	655,000	714,000	4,708,000	5,422,000	1,083,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	3,011,000	1,564,000	9,254,000	10,818,000	1,798,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	0	17,096,000	1,664,000	0	18,760,000	18,760,000	3,588,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	7,659,000	5,480,000	46,766,000	52,246,000	7,960,000	1974	April	2001	267,000		30 Years
Atrium Building	Maryland	3,182,000	11,281,000	1,884,000	3,182,000	13,165,000	16,347,000	1,801,000	1980	July	2002	81,000		30 Years
1776 G Street	Washington, DC	31,500,000	54,327,000	533,000	31,500,000	54,860,000	86,360,000	6,090,000	1979	August	2003	262,000		30 Years
Albermarle Point	Virginia	1,326,000	18,211,000	1,000	1,326,000	18,212,000	19,538,000	332,000	2001	July	2005	90,000		30 Years
Dulles Station (f)	Virginia	26,584,000	0	560,000	26,584,000	560,000	27,144,000	0	n/a	December	2005	0		n/a

		$120,979,000	$329,535,000	$97,595,000	$120,979,000	$427,130,000	$548,109,000	$111,718,000				3,021,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$913,000	$2,563,000	$13,373,000	$15,936,000	$3,300,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	752,000	2,632,000	18,326,000	20,958,000	4,373,000	1988	November	1998	96,000		30 Years
8501 Arlington Blvd. (a)	Virginia	2,071,000	26,317,000	154,000	2,071,000	26,471,000	28,542,000	2,151,000	2000	October	2003	92,000		30 Years
8503 Arlington Blvd (a)	Virginia	1,598,000	25,850,000	1,000	1,598,000	25,851,000	27,449,000	2,084,000	2001	October	2003	88,000		30 Years
8505 Arlington Blvd. (a)	Virginia	2,819,000	19,680,000	66,000	2,819,000	19,746,000	22,565,000	1,601,000	2002	October	2003	75,000		30 Years
Shady Grove Medical II (a)	Maryland	1,995,000	16,601,000	0	1,995,000	16,601,000	18,596,000	860,000	1999	August	2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	1,251,000	6,589,000	182,000	1,251,000	6,771,000	8,022,000	312,000	1965	October	2004	50,000		30 Years

		$14,929,000	$125,071,000	$2,068,000	$14,929,000	$127,139,000	$142,068,000	$14,681,000				538,000

Retail Center
Takoma Park	Maryland	$415,000	$1,084,000	$94,000	$415,000	$1,178,000	$1,593,000	$978,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	8,581,000	519,000	10,356,000	10,875,000	2,985,000	1969	September	1972	146,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,145,000	413,000	3,995,000	4,408,000	2,275,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	3,711,000	796,000	4,568,000	5,364,000	2,064,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	6,999,000	4,152,000	12,382,000	16,534,000	6,252,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	3,744,000	1,549,000	8,048,000	9,597,000	3,509,000	1975	September	1985	50,000		50 Years
Montgomery Village Center	Maryland	11,625,000	9,105,000	1,371,000	11,625,000	10,476,000	22,101,000	3,075,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	3,480,000	5,838,000	6,459,000	12,297,000	1,196,000	1960	June	1994	128,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	2,063,000	6,561,000	8,893,000	15,454,000	3,370,000	1973	August	1995	227,000		30 Years
800 S. Washington Street (f)	Virginia	3,173,000	5,489,000	5,688,000	3,604,000	10,746,000	14,350,000	1,143,000	1951/’55/’59/’90	June	1998	45,000		30 Years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	470,000	13,029,000	25,885,000	38,914,000	3,270,000	2000	June	2002	334,000		30 Years
Frederick Crossing (a)	Virginia	12,759,000	34,763,000	1,333,000	12,759,000	36,096,000	48,855,000	1,055,000	1999-2003	March	2005	295,000		30 Years

		$60,829,000	$98,834,000	$40,679,000	$61,260,000	$139,082,000	$200,342,000	$31,172,000				1,790,000

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2005			Accumulated Depreciation At December 31, 2005	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$5,826,000	$420,000	$8,504,000	$8,924,000	$5,948,000	1951	January	1963	177,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	5,704,000	336,000	7,700,000	8,036,000	3,807,000	1964	May	1965	168,000	190	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	5,593,000	299,000	8,155,000	8,454,000	4,922,000	1965	July	1969	159,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	6,157,000	287,000	7,811,000	8,098,000	4,178,000	1959	January	1969	172,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	11,616,000	322,000	14,953,000	15,275,000	6,945,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	9,917,000	4,356,000	27,019,000	31,375,000	7,832,000	1982	August	1996	244,000	250	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	4,598,000	2,851,000	12,544,000	15,395,000	4,007,000	1971	March	1996	154,000	212	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	4,229,000	3,900,000	17,641,000	21,541,000	5,271,000	1986	November	1997	226,000	194	30 Years
Avondale	Maryland	3,460,000	9,244,000	2,758,000	3,460,000	12,002,000	15,462,000	3,027,000	1987	September	1999	170,000	236	30 Years
Rosslyn Towers (f)	Virginia	2,861,000	917,000	17,263,000	4,774,000	16,267,000	21,041,000	6,000	1957	February	2001	—	—	-

		$19,092,000	$60,848,000	$73,661,000	$21,005,000	$132,596,000	$153,601,000	$45,943,000				1,729,000	2,095

Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$958,000	$950,000	$4,275,000	$5,225,000	$1,970,000	1980	September	1985	104,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	717,000	2,045,000	2,808,000	4,853,000	786,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	928,000	2,086,000	5,672,000	7,758,000	2,301,000	1990	May	1995	167,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	808,000	894,000	2,754,000	3,648,000	864,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	411,000	878,000	3,709,000	4,587,000	1,347,000	1981/1982	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	1,404,000	916,000	5,533,000	6,449,000	1,878,000	1987	December	1996	93,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	1,489,000	1,335,000	7,955,000	9,290,000	2,902,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	1,111,000	862,000	6,107,000	6,969,000	1,916,000	1986	February	1997	108,000		30 Years
Pickett Industrial Park	Virginia	3,300,000	4,920,000	1,020,000	3,300,000	5,940,000	9,240,000	1,761,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	8,690,000	4,971,000	34,360,000	39,331,000	9,825,000	1968/1991	May	1998	788,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	153,000	372,000	1,642,000	2,014,000	500,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	223,000	913,000	6,220,000	7,133,000	1,482,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	234,000	1,052,000	6,740,000	7,792,000	1,532,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	-4,000	246,000	1,983,000	2,229,000	414,000	1986	September	1999	31,000		30 Years
Sullyfield Center (a)	Virginia	2,803,000	19,711,000	674,000	2,803,000	20,385,000	23,188,000	2,855,000	1985	November	2001	245,000		30 Years
Fullerton Industrial (a)	Virginia	2,465,000	8,397,000	201,000	2,465,000	8,598,000	11,063,000	862,000	1980/1982	January	2003	137,000		30 Years
8880 Gorman Road	Maryland	1,771,000	9,230,000	89,000	1,771,000	9,319,000	11,090,000	626,000	2000	March	2004	141,000		30 Years
Dulles Business Park (a)	Virginia	6,085,000	50,504,000	278,000	6,085,000	50,782,000	56,867,000	2,084,000	1999/2004/2005	December/ April	‘04/’05	325,000		30 Years
Albermarle Point	Virginia	6,159,000	40,154,000	1,000	6,158,000	40,156,000	46,314,000	734,000	2001/2003/2005	July	2005	206,000		30 Years

		$40,103,000	$205,552,000	$19,385,000	$40,102,000	$224,938,000	$265,040,000	$36,639,000				3,225,000	—

Total		$255,932,000	$819,840,000	$233,388,000	$258,275,000	$1,050,885,000	$1,309,160,000	$240,153,000				10,303,000	2,095

Notes:

(a)	At December 31, 2005, our properties were encumbered by non-recourse mortgage amounts as follows: $13,700,000 on the Ashby, $7,755,000 on Country Club Towers, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $8,144,000 on Sullyfield Center, $6,292,000 on Fullerton Industrial Center, $10,855,000 on Shady Grove Medical Village II, $24,687,000 on Frederick Crossing, $48,196,000 on Prosperity Medical Center and $21,443,000 on Dulles Business Park.

(b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative fair values.

(c)	At December 31, 2005, total land, buildings and improvements are carried at $1,372,726,000 for federal income tax purposes.

(d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

(e)	Residential properties are presented in gross square feet.

(f)	As of December 31, 2005, we had under development a residential and retail project with 224 apartment units and 5,900 square feet of retail space in Arlington, VA (Rosslyn Towers), a mixed-use project with 75 residential units and 2,600 square feet of retail space in Alexandria, VA (South Washington Street), and a 5.27 acre development site located along the Dulles Toll Road which is to be developed in two phases to include approximately 540,000 square feet of office and retail space (Dulles Station).

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003:

(In Thousands)	2005	2004	2003
Real Estate Assets
Balance, beginning of period	$1,162,448	$1,052,866	$850,805
Additions—property acquisitions*	149,696	85,047	176,156
—improvements*	50,858	33,439	27,391
Deductions—write-off of disposed assets	(4,099)	(182)	(1,486)
Deductions—property sales	(49,743)	(8,722)	—

Balance, end of period	$1,309,160	$1,162,448	$1,052,866

Accumulated Depreciation
Balance, beginning of period	$213,173	$177,640	$146,912
Additions—depreciation	43,876	37,387	32,214
Deductions—write-off of disposed assets	(4,099)	(182)	(1,486)
Deductions—property sales	(12,797)	(1,672)	—

Balance, end of period	$240,153	$213,173	$177,640

*	Includes non-cash accruals for capital items and assumed mortgage.

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

Date: March 16, 2006