Form 10-Q
period 2006-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2006-05-05
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

Commission File Number: 1-6622

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

Number of shares outstanding of common stock, as of April 24, 2006: 42,188,459

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2005 included in the Trust’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Land	$233,265	$226,217
Income producing property	1,047,939	1,024,702

	1,281,204	1,250,919
Accumulated depreciation and amortization	(251,284)	(240,153)

Net income producing property	1,029,920	1,010,766
Development in progress	69,820	58,241

Total investment in real estate, net	1,099,740	1,069,007

Cash and cash equivalents	2,981	4,938
Restricted cash	2,401	1,764
Rents and other receivables, net of allowance for doubtful accounts of $2,972 and $2,916, respectively	26,955	25,258
Prepaid expenses and other assets	42,762	40,318

Total assets	$1,174,839	$1,141,285

Liabilities
Accounts payable and other liabilities	$37,134	$32,728
Advance rents	5,532	5,572
Tenant security deposits	7,575	7,393
Mortgage notes payable	168,965	169,617
Lines of credit payable	59,000	24,000
Notes payable	520,000	520,000

Total liabilities	798,206	759,310

Minority Interest	1,687	1,670

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 42,183 and 42,139 shares issued and outstanding	422	421
Additional paid-in capital	406,098	405,112
Distributions in excess of net income	(31,574)	(25,228)

Total Shareholders’ Equity	374,946	380,305

Total Liabilities and Shareholders’ Equity	$1,174,839	$1,141,285

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue
Real estate rental revenue	$50,925	$45,281
Expenses
Real estate expenses	15,517	14,189
Depreciation and amortization	11,968	10,537
General and administrative	2,656	2,231

	30,141	26,957

Real estate operating income	20,784	18,324

Other income (expense)
Interest expense	(10,322)	(8,588)
Other income	170	114

	(10,152)	(8,474)

Income from continuing operations	10,632	9,850

Discontinued operations:
Income from operations of properties sold or held for sale	—	295
Gain on disposal	—	32,089

	—	32,384

Net income	$10,632	$42,234

Basic net income per share
Continuing operations	$0.25	$0.24
Discontinued operations, including gain on disposal	—	0.77

Net income per share	$0.25	$1.01

Diluted net income per share
Continuing operations	$0.25	$0.24
Discontinued operations, including gain on disposal	—	0.77

Net income per share	$0.25	$1.01

Weighted average shares outstanding – basic	42,052	41,866
Weighted average shares outstanding – diluted	42,197	42,015
Dividends paid per share	$0.4025	$0.3925

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2005	42,139	$421	$405,112	$(25,228)	$380,305
Net income	—	—	—	10,632	10,632
Dividends	—	—	—	(16,978)	(16,978)
Share options exercised	34	1	691	—	692
Share grants and amortization, net of forfeitures	10	—	295	—	295

Balance, March 31, 2006	42,183	$422	$406,098	$(31,574)	$374,946

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$10,632	$42,234
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(32,089)
Depreciation and amortization	11,968	10,565
Provision for losses on accounts receivable	117	419
Amortization of share grants	295	241
Changes in other assets	(5,492)	(848)
Changes in other liabilities	1,879	(1,725)

Net cash provided by operating activities	19,399	18,797

Cash flows from investing activities
Real estate acquisitions, net*	(23,155)	(20,872)
Net cash received from sale of real estate	—	66,197
Restricted cash held in escrow for tax-free exchanges	—	(11,765)
Capital improvements to real estate and development costs	(16,176)	(9,902)
Non-real estate capital improvements	(86)	(353)

Cash (used in) provided by investing activities	(39,417)	23,305

Cash flows from financing activities
Line of credit borrowings/(repayments), net	35,000	(26,500)
Dividends paid	(16,978)	(16,486)
Principal payments – mortgage notes payable	(653)	(664)
Net proceeds from the exercise of share options	692	90

Net cash provided by (used in) financing activities	18,061	(43,560)

Net decrease in cash and cash equivalents	(1,957)	(1,458)
Cash and cash equivalents, beginning of period	4,938	5,065

Cash and cash equivalents, end of period	$2,981	$3,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,973	$13,264

*	Supplemental discussion of non-cash investing and financing activities: On March 23, 2005 we purchased Frederick Crossing Shopping Center for $44.8 million. We assumed a mortgage in the amount of $24.3 million, fair valued at $25.0 million, and paid the balance ($20.5 million) utilizing $1.0 million in credit facility borrowings and $19.5 million of the $31.3 million in cash escrowed from the sale of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February 2005. The $24.3 million of assumed mortgage is not included in the $20.9 million shown as real estate acquisitions for the three months ended March 31, 2005, as the assumption of the mortgage was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first quarter 2006 and all of the gains on the sale of properties in 2005 were reinvested in replacement properties.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Within these notes to the financial statements, we refer to the three months ended March 31, 2006 as the “2006 Quarter” and the three months ended March 31, 2005 as the “2005 Quarter”.

New Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Statement No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The Company has applied the provisions of this statement as of January 1, 2006.

Since we used the fair-value-based method of accounting under the original provisions of SFAS No. 123, in pro forma disclosure, we were required to adopt the provisions of the new standard using either the modified-prospective-transition or the modified-retrospective-transition method. Under both methods, for awards granted, settled or modified subsequent to adopting the standard and for awards granted prior to the date of adoption for which the requisite service has not been completed as of the adoption date, compensation cost must be recognized in the financial statements. Under the modified-retrospective- method, financial statements for prior periods are restated for this change and under the modified prospective method only statements subsequent to adoption will include this compensation cost. The modified-prospective-method also requires a cumulative adjustment in the first period of adoption to conform to the new standard. The Company has adopted SFAS No. 123R using the modified-prospective-transition method and that adoption did not have a material impact on income from continuing operations, net income, cash flows from operations or financing activities , or basic and diluted EPS.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $50,000 for the 2006 Quarter and $45,800 for the 2005 Quarter. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of March 31, 2006 and December 31, 2005, the deferred financing costs of $14.6 million and $14.5 million, respectively, net of accumulated amortization of $6.2 million and $5.8 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.4 million for the 2006 Quarter and $0.3 million for the 2005 Quarter.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of March 31, 2006 and December 31, 2005 deferred leasing costs of $16.4 million and $15.1 million, respectively, net of accumulated amortization of $5.3 million and $4.9 million, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred leasing costs included in expense for properties classified as continuing operations totaled $0.6 million and $0.4 million for the first quarters of 2006 and 2005, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2006 Quarter was $10.7 million and $9.4 million for the 2005 Quarter. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $701,200 and $206,300 for the 2006 Quarter and 2005 Quarter, respectively. Interest capitalized is depreciated over the useful life of the related underlying assets when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2006 and 2005 Quarters.

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

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2006 and December 31, 2005 are as follows (in millions):

	March 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$13.0	$4.3	$8.7	$12.3	$3.8	$8.5
Leasing Commissions	$7.5	$2.4	$5.1	$7.4	$2.2	$5.2
Net Lease Intangible Assets	$6.9	$2.0	$4.9	$6.8	$1.7	$5.1
Net Lease Intangible Liabilities	$9.2	$2.1	$7.1	$8.9	$1.8	$7.1

Amortization of these components combined was $0.7 million for the 2006 and 2005 Quarters. No value had been assigned to Customer Relationship Value at March 31, 2006 or December 31, 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These criteria include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS No. 144, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash at March 31, 2006 and December 31, 2005 consisted of $2.4 million and $1.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers, non-officer key employees and trustees under the Share Grant Plans. Officer and non-officer key employee share grants vest over five years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant and are restricted from sale for the period of the Trustees’ service.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense for the trustee grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer key employee share grants is recognized in compensation cost ratably over the vesting period.

Unvested shares are forfeited upon an employee’s termination while unvested shares for employees eligible for retirement fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized over the explicit service period with acceleration of expense upon the date of actual retirement for these employees. The Company will continue this practice for awards granted prior to January 1, 2006, when FAS 123(R) was adopted, and for shares granted after the adoption of FAS 123(R) the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vest over a two year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options were accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we recognized no compensation cost for stock options.

Had we determined compensation cost prior to January 1, 2006, for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

Quarter ended March 31, 2005
Pro-forma Information
Net income, as reported	$42,234
Add: Stock-based employee compensation expense included in reported net income	286
Deduct: Total stock-based employee compensation expense determined under fair value method	(305)

Pro-forma net income	$42,215

Earnings per share:
Basic – as reported	$1.01
Basic – pro-forma	$1.01
Diluted – as reported	$1.01
Diluted – pro-forma	$1.00

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2006	December 31, 2005
Office Buildings	$554,641	$548,110
Medical Office Buildings	142,166	142,067
Retail Centers	205,682	200,395
Multifamily Properties	159,290	153,549
Industrial/Flex Properties	289,245	265,039

	$1,351,024	$1,309,160

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as held for sale at March 31, 2006 or December 31, 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

WRIT acquired the following properties during the 2006 Quarter:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 14, 2006	Hampton Overlook	Industrial/Flex	134,770	$10,040
February 14, 2006	Hampton South	Industrial/Flex	168,300	13,060

		Total 2006 Quarter	303,070	$23,100

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of Hampton Overlook and Hampton South resulted in the recognition of $0.6 million in tenant origination costs, $0.2 million in leasing commissions, $0.1 million in net intangible lease assets, and $0.3 million in net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

WRIT had no properties classified as discontinued operations in the first quarter 2006. Discontinued operations for the first quarter 2005 consisted of the following dispositions from 2005:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000

		Total	480,000	$73,500

The office properties, classified as discontinued operations effective November 2004, were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We escrowed $31.3 million of the proceeds from the disposition in a tax-free property exchange account and subsequently used that to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. We used $31.0 million of the proceeds to pay down $31.0 million outstanding under Credit Facility No. 2. In September 2005 the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

Quarter ended March 31, 2005
Revenues	$648
Property expenses	(325)
Depreciation and amortization	(28)

$295

Operating income by property is summarized below (in thousands):

Property	Quarter ended March 31, 2005
7700 Leesburg Pike	$92
Tycon Plaza II	30
Tycon Plaza III	112
Pepsi Distribution Center	61

Total	$295

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	March 31, 2006	December 31, 2005
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum, and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	8,067	8,144

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value* of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest are payable monthly until September 1, 2006, at which time all unpaid principal and interest are payable in full.	6,244	6,292

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	48,002	48,196

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,783	10,855

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,295	21,443

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,574	24,687

	$168,965	$169,617

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.

Total carrying amount of the above mortgaged properties was $290.6 million and $289.4 million at March 31, 2006 and December 31, 2005, respectively. Scheduled principal payments for the remaining nine months in 2006 and the remaining years subsequent to March 31, 2006 are as follows (in thousands):

Total Principal Payments
2006	$8,025
2007	9,991
2008	2,233
2009	52,338
2010	2,438
Thereafter	93,940

Total	$168,965

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2006, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No.1”) and a $70.0 million line of credit maturing in July 2008 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $0.0 million outstanding as of March 31, 2006 and at December 31, 2005 related to Credit Facility No. 1, with $0.9 million in a Letter of Credit issued and $84.1 million unused and available for subsequent acquisitions or capital improvements. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred no interest for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, we incurred $524,500 in interest expense (excluding facility fees), representing an average interest rate of 3.13%, per annum.

Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $31,500 and $32,200 for the quarters ended March 31, 2006 and 2005, respectively.

Credit Facility No. 2

We had $59.0 million outstanding as of March 31, 2006 related to Credit Facility No. 2, and $1.1 million in Letters of Credit issued, with $9.9 million unused and available for subsequent acquisitions or capital improvements. Of the $59.0 million outstanding at March 31, 2006, $23.0 million was borrowed in February 2006 to fund the acquisition of Hampton Overlook and Hampton South, $21.0 million was borrowed in December 2005 to fund the acquisition of Dulles Station, and $15.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. At December 31, 2005, $24.0 million was outstanding under this facility. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable on a monthly basis. We incurred $492,900 and $250,900 in interest expense (excluding facility fees) for the quarters ended March 31, 2006 and 2005, respectively, representing an average interest rate of 5.16% and 3.24%, respectively, per annum.

Before its renewal in July 2005, Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. The fee was paid quarterly in arrears. We incurred unused commitment fees of $9,500 for the quarter ended March 31, 2005.

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating on our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $26,300 for the quarter ended March 31, 2006.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2006. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

In October 2005 we issued an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, at an effective yield of 5.49%. We used $93.5 million of the $98.1 million net proceeds from the sale of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

Interest on these notes is payable semi-annually. They contain certain financial and non-financial covenants, all of which we have met as of March 31, 2006.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have a separate insurance policy which provides terrorism coverage; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by Federal law. Under this formula the United States pays 90% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This legislation, originally scheduled to expire on December 31, 2005, was extended through December 31, 2007, with the enactment of the Terrorism Risk Insurance Act of 2005. With the extension, the Federal share of compensation for insured losses decreases to 85% in 2007.

Scheduled maturity dates of the securities for the remaining nine months in 2006 and the remaining years subsequent to March 31, 2006 are as follows (in thousands):

2006	$50,000
2007	—
2008	60,000
2009	—
2010	—
Thereafter	410,000

$520,000

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 7: BENEFIT PLANS

Share Options and Grants

We have historically maintained Incentive Stock Option Plans (the “Plans”), which included qualified and non-qualified options. In 2003 the Board approved a change in the composition of officer share options and share grant awards such that annual incentive compensation is awarded at the same percentage of cash compensation as in prior years except it is in the form of share grants only. The last option awards to Officers were in 2003 and to Trustees in 2004 and all such options were vested as of December 31, 2005. Effective 2005 officers and Trustees receive annual share grant awards only.

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

	2006
	Shares	WtdAvg Ex Price
Outstanding at December 31	531,000	$24.15
Granted	—	—
Exercised	(34,000)	$20.70
Expired/Forfeited	—	—
Outstanding at March 31	497,000	$24.38
Exercisable at March 31	497,000	$24.38

The 497,000 options outstanding at March 31, 2006, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.38 and a weighted average remaining contractual life of 5.9 years. The aggregate intrinsic value of outstanding exercisable shares at March 31, 2006 was $5.9 million. There were no forfeitures in the first quarter 2006.

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and non-officer key employees. The first benefits under the amended short-term and long term plan were paid in late 2005, and the first share grants under the amended long-term plan were made in February 2006. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets for Funds From Operations (FFO) per share (a non-GAAP financial measure) and EBITDA as defined by the revised plan (a non GAAP measure calculated as earnings before interest income and expense, taxes, depreciation and amortization, and gains on sale of real estate). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on WRIT’s total shareholder return compared to a benchmark or index appropriate to the industry. Shares granted to officers and non-officer key employees under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. Prior to 2004, each Trustee received an annual grant of 400 unrestricted shares under the trustee compensation plan. In November 2004, the Board of Trustees approved revisions to the trustee compensation plan, under which the first cash and share grant benefits were paid in 2005. Under this plan, annual long-term incentive compensation for trustees is changed from options for 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These restricted shares will vest immediately and are restricted from sale for the period of the Trustees’ service. Additionally, the amounts of certain director fees and retainers were amended.

During the quarter ended March 31, 2006 we issued 10,428 share grants under the long-term incentive plan to our officers and non-officer key employees. We did not issue share grants to our executives and non-officer key employees during the quarter ended March 31, 2005. Share grants awarded for the quarter ended March 31, 2006 were valued at $32.50 per share based on their market value on the date of grant. There were no forfeitures of share grants in the first quarter 2006.

The total share grants vested at March 31, 2006 and December 31, 2005 were 138,097 and 124,175, respectively. The total share grants unvested at March 31, 2006 and December 31, 2005 were 100,496 and 103,989, respectively, and the weighted average grant-date fair value of those unvested shares was $30.85 and $30.76, respectively. The total compensation expense

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

recognized in income for stock-based compensation awards for the quarters ended March 31, 2006 and 2005 was $0.3 million and $0.2 million, respectively. As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $3.1 million, expected to be recognized over a weighted average period of 40 months.

Other Benefit Plans

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, the company may make discretionary contributions on behalf of eligible employees. The company made contributions to the 401(k) plan of $74,000 and $67,000, for the quarters ended March 31, 2006 and 2005, respectively.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan is to provide these officers with financial security in exchange for a career commitment. It is intended that we will recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. It is intended that the officers can use the cash values of the policy in excess of the Trust’s interest. The Trust has a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments we have made. The company paid no premiums for the quarter ended March 31, 2006, and paid premiums of $0.2 million for the quarter ended March 31, 2005. We expect to terminate the split-dollar agreements in May 2006 upon the purchase of additional life insurance for the officers. We intend to transfer ownership of the policies back to WRIT.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.7 million and $1.6 million at March 31, 2006 and December 31, 2005, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the executive officers, including the Chief Investment Officer appointed in October 2005, and other company officers. Under these plans, upon a participant’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive an annual benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of each participant’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost of $180,000 and $101,000 for the quarters ended March 31, 2006 and 2005, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter ended March 31,
	2006	2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$10,632	$9,850

Discontinued operations including gain on sale of real estate	—	32,384

Net income	$10,632	$42,234

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	42,052	41,866
Effect of dilutive securities:
Employee stock option and share grant awards	145	149

Denominator for diluted per share amounts	42,197	42,015

Income from continuing operations per share
Basic	$0.25	$0.24
Diluted	$0.25	$0.24
Discontinued operations, including gain on sale of real estate, per share
Basic	$0.00	$0.77
Diluted	$0.00	$0.77
Net income per share
Basic	$0.25	$1.01
Diluted	$0.25	$1.01

NOTE 9: SEGMENT INFORMATION

We have five reportable segments: office buildings, medical office buildings, retail centers, multifamily properties and industrial/flex centers. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide housing for families throughout the Washington Metropolitan area. Industrial/flex centers are used for flex-office, warehousing and distribution type facilities.

Segment reporting has been restated for prior periods to conform to the presentation of the medical office segment separate from the office segment.

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended March 31,
	2006	2005
Office Buildings	40%	41%
Medical Office Buildings	9%	10%
Retail Centers	18%	16%
Multifamily Properties	15%	16%
Industrial/Flex Centers	18%	17%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

The percentage of total real estate assets, at cost, for each of the five reportable operating segments is as follows:

	March 31, 2006	December 31, 2005
Office Buildings	41%	42%
Medical Office Buildings	11%	11%
Retail Centers	15%	15%
Multifamily Properties	12%	12%
Industrial/Flex Centers	21%	20%

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

Segment Information (in thousands):

Quarter Ended March 31, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$20,242	$4,533	$8,919	$7,846	$9,385	$—	$50,925
Real estate expenses	6,793	1,209	1,862	3,350	2,303	—	15,517

Net operating income	13,449	3,324	7,057	4,496	7,082	—	35,408

Depreciation and amortization							11,968
Interest expense							10,322
General and administration							2,656
Other income							170

Net Income							$10,632

Capital expenditures	$5,644	$99	$3,567	$6,052	$814	$86	$16,262

Total assets	$460,115	$132,267	$186,316	$112,671	$259,743	$23,727	$1,174,839

Quarter Ended March 31, 2005
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$18,686	$4,538	$7,077	$7,459	$7,521	$—	$45,281
Real estate expenses	6,539	1,198	1,618	3,120	1,714	—	14,189

Net operating income	12,147	3,340	5,459	4,339	5,807	—	31,092

Depreciation and amortization							10,537
Interest expense							8,588
General and administration							2,231
Other income							114
Income from discontinued operations							295
Gain on property disposal							32,089

Net Income							$42,234

Capital expenditures	$2,261	$106	$1,228	$5,453	$854	$353	$10,255

Total assets	$410,996	$136,179	$176,683	$95,512	$186,349	$31,112	$1,036,831

NOTE 10: SUBSEQUENT EVENTS

On April 11, 2006 WRIT acquired Alexandria Professional Center, a twelve-story medical office building totaling 113,048 square feet for $26.9 million, funded with borrowings on our line of credit. The property is located in Alexandria, Virginia and is 100% leased.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

On April 13, 2006, WRIT purchased 9707 Medical Center Drive, a three-story medical office building totaling 38,367 square feet for $15.8 million, funded with borrowing on our line of credit. The property is located in Rockville, Maryland and is 100% leased.

On April 19, 2006 WRIT purchased 15001 Shady Grove Road for $21.0 million, part of a 4 building medical office portfolio in Rockville and Bel Air, Maryland, which included 9707 Medical Center Drive, encompassing 175,289 square feet. This building is 100% leased and the purchase was funded with borrowing on our lines of credit. The purchase, for a total of $67.0 million, will be completed on the remaining two buildings after approval of the mortgage assumptions by the mortgage lenders.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

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

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) ended March 31, 2006 and 2005, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2005 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the Greater Washington-Baltimore region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of March 31, 2006, we owned a diversified portfolio of 72 properties, consisting of 12 retail centers, 21 office properties, 9 medical office buildings, 21 industrial/flex properties and 9 multifamily properties, totaling 10 million net rentable square feet. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment (Non-GAAP). NOI is calculated as real estate rental revenue less real estate operating expenses.

•	Economic occupancy and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a non – GAAP supplemental measure to Net Income.

Our results in the first quarter of 2006 as compared to the first quarter of 2005, showed continued improvement in both occupancy and rental rate growth. The office sector experienced good NOI and rental rate growth and occupancy has improved, particularly at Maryland Trade Centers I and II, as well as 7900 Westpark. The medical office sector remained steady with some gains in occupancy and rental rates. WRIT’s retail centers have remained strong at over 99% leased at

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

quarter end with the highest NOI and rental rate growth in the portfolio, reflecting the retail market throughout the Metropolitan region. The multifamily market showed improved NOI and rental rates with occupancy impacted by what is expected to be the short-term impact of current refurbishment at several properties. The industrial sector posted good rental rate growth and some NOI growth in spite of occupancy declines.

Progress continues on our ground-up development and major redevelopment projects at Rosslyn Towers, South Washington Street and Foxchase Shopping Center. At Foxchase Shopping Center we delivered a pad site to the Harris Teeter grocery store chain and revenue recognition has commenced. Opening is anticipated in late 2006. The development at Rosslyn Towers and South Washington Street is progressing well with completion expected in the second and first quarters 2007, respectively. The office building development at Dulles Station, which we acquired in December 2005, is in the early stages with an expected opening in the first half of 2007.

GENERAL

During the first Quarter 2006 we completed the following significant transactions:

•	The acquisition of two industrial/flex properties, for a purchase price of $23.1 million, adding approximately 303,000 square feet of rentable retail space which was 74.0% leased as of the end of the Quarter.

•	The investment of $11.2 million in the major development and redevelopment of several properties.

•	The execution of new leases for 444,000 square feet of commercial space.

During the first Quarter 2005 we completed the following significant transactions:

•	The acquisition of one retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable space which was 100% leased at the end of the first quarter.

•	The disposition of three office buildings, totaling approximately 411,000 square feet, for a gain of approximately $32.1 million.

•	The execution of new leases for 552,000 square feet of commercial space.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Statement No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The Company has applied the provisions of this statement as of January 1, 2006.

Since we used the fair-value-based method of accounting under the original provisions of SFAS No. 123, in pro forma disclosure, we were required to adopt the provisions of the new standard using either the modified-prospective-transition or the modified-retrospective-transition method. Under both methods, for awards granted, settled or modified subsequent to adopting the standard and for awards granted prior to the date of adoption for which the requisite service has not been completed as of the adoption date, compensation cost must be recognized in the financial statements. Under the modified-retrospective-

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

method, financial statements for prior periods are restated for this change and under the modified prospective method only statements subsequent to adoption will include this compensation cost. The modified-prospective-method also requires a cumulative adjustment in the first period of adoption to conform to the new standard. The Company has adopted SFAS No. 123R using the modified-prospective-transition method and that adoption did not have a material impact on income from continuing operations, net income, cash flows from operations or financing activities, or basic and diluted EPS.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less, and commercial properties are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases.” Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Real Estate Assets

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of March 31, 2006 or December 31, 2005.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or to support other corporate needs, or are distributed to our shareholders.

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of March 31, 2006 there were no properties classified as discontinued operations. As of December 31, 2005 the four properties sold in 2005 were classified as discontinued operations.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first Quarter of 2006 and 2005.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first quarter 2006 and all of the gains on the sale of properties in 2005 were reinvested in replacement properties.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters ended March 31, 2006 and 2005. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in Continuing Operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. Two properties were acquired during the 2006 Quarter and one property was acquired during the 2005 Quarter. Four properties were sold in 2005 and are classified as Discontinued Operations for the 2005 Quarter.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2006	2005	$Change	% Change
Minimum base rent	$45,427	$40,402	$5,025	12.4%
Recoveries from tenants	4,496	3,789	707	18.7%
Parking and other tenant charges	1,002	1,090	(88)	(8.1)%

	$50,925	$45,281	$5,644	12.5%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $5.0 million (12.4%) in the 2006 Quarter compared to the 2005 Quarter primarily due to the one office, one retail and four industrial properties acquired in 2005 and year-to-date in 2006. These acquisitions accounted for $2.8 million of the increase in minimum base rent in the 2006 Quarter over the 2005 Quarter and $0.5 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2006 Quarter increased $2.2 million over the prior year driven by increased occupancy in the office and retail sectors and increases in rental rate growth in the multifamily, retail and industrial sectors offset somewhat by decreased occupancy in the multifamily and industrial sectors.

A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

	Three Months Ended March 31,
Sector	2006	2005	Change
Office Buildings	91.1%	86.8%	4.3%
Medical Office Buildings	98.8%	98.6%	0.2%
Retail Centers	99.5%	96.4%	3.1%
Multifamily Properties	90.8%	92.3%	(1.5)%
Industrial/Flex Centers	93.5%	95.0%	(1.5)%

Total	93.4%	91.4%	2.0%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall economic occupancy increased 200 basis points for the 2006 Quarter as a result of occupancy gains in the office, retail, and medical office sectors, partially offset by a decline in occupancy in the multifamily and industrial sectors. Occupancy in the office sector improved 430 basis points due primarily to leasing activity at Maryland Trade Centers I and II, 1700 Research Boulevard and 7900 Westpark. Retail occupancy increased 310 basis points in the 2006 Quarter over the 2005 Quarter due to the rent commencement for the completion of the Harris Teeter pad site as part of the redevelopment at Foxchase Shopping Center and other leasing activity throughout other properties in the sector. Occupancy in the multifamily sector was impacted by the move-out of a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several units that have been taken off-line for refurbishment at Bethesda Hill and Munson Hill. The industrial sector occupancy decreased due to the loss of one large tenant at Sully Square in the third quarter 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Property operating expenses	$11,190	$10,286	$904	8.8%
Real estate taxes	4,327	3,903	424	10.9%

	$15,517	$14,189	$1,328	9.4%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 30.5% of revenue in the 2006 Quarter and 31.3% of the revenue in the 2005 Quarter. The properties acquired in 2005 and 2006 accounted for $0.5 million of the $0.9 million increase in property operating expenses and $0.3 million of the $0.4 million increase in real estate taxes over the 2005 Quarter. Core real estate operating expenses increased $0.5 million as a result of higher utility costs, repair and maintenance expenses and other miscellaneous expenses.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Depreciation & amortization	$11,968	$10,537	$1,431	13.6%
Interest expense	10,322	8,588	1,734	20.2%
General & administrative	2,656	2,231	425	19.0%

	$24,946	$21,356	$3,590	16.8%

Depreciation and amortization expense increased $1.4 million (13.6%) to $12.0 million in the 2006 Quarter from $10.5 million in the 2005 Quarter due primarily to total operating property acquisitions of $143.5 million and capital and tenant improvement expenditures of $64.8 million in 2005 and in the first quarter 2006, combined. In the 2006 Quarter $1.0 million of the increase in depreciation and amortization expense was from properties acquired in 2006 and 2005.

Interest expense increased $1.7 million to $10.3 million in the 2006 Quarter from $8.6 million the 2005 Quarter primarily due to an increase of $2.8 million for interest on notes payable resulting from the debt issuances in April and October 2005. This increase was offset somewhat by the reduction in mortgage interest for three loans paid off in 2005, reduced interest on our lines of credit for less borrowing and increases in capitalized interest on our development projects.

A summary of interest expense for the Quarter ended March 31, 2006 and 2005, respectively, appears below (in millions):

	Three Months Ended March 31,
Debt Type	2006	2005	$ Change
Notes payable	$7.9	$5.1	$2.8
Mortgages	2.5	2.8	(0.3)
Lines of credit	0.6	0.9	(0.3)
Capitalized interest	(0.7)	(0.2)	(0.5)

Total	$10.3	$8.6	$1.7

General and administrative expenses increased to $2.7 million for the 2006 Quarter compared to $2.2 million for the 2005 Quarter, primarily due to higher incentive compensation expense.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT did not dispose of any properties in the first Quarter 2006, but sold the following properties during 2005 and these properties are classified as Discontinued Operations for the first Quarter 2005:

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

The office properties were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate. ” We escrowed $31.3 million of the proceeds from the disposition in a tax-free property exchange account and subsequently funded a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. A portion of the proceeds, $31.0 million, was used to pay down $31.0 million outstanding under Credit Facility No. 2. In September 2005 the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account.

Operating results of the properties classified as discontinued operations for the first Quarter 2005 are summarized as follows (in thousands):

Quarter ended March 31, 2005
Revenues	$648
Property expenses	(325)
Depreciation and amortization	(28)

$295

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

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

2006 Quarter Compared to the 2005 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2006 Quarter compared to the 2005 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$47,500	$45,173	$2,327	5.2%
Non-core (1)	3,425	108	3,317	n/a

Total Real Estate Rental Revenue	$50,925	$45,281	$5,644	12.5%

Real Estate Expenses
Core	$14,727	$14,179	$548	3.9%
Non-core (1)	790	10	780	n/a

Total Real Estate Expenses	$15,517	$14,189	$1,328	9.4%

Net Operating Income
Core	$32,773	$30,994	$1,779	5.7%
Non-core (1)	2,635	98	2,537	n/a

Total Net Operating Income	$35,408	$31,092	$4,316	13.9%

Reconciliation to Net Income
NOI	$35,408	$31,092
Other revenue	170	114
Interest expense	(10,322)	(8,588)
Depreciation and amortization	(11,968)	(10,537)
General and administrative expenses	(2,656)	(2,231)
Discontinued operations(2)	—	32,384

Net Income	$10,632	$42,234

	Quarter Ended March 31,
	2006	2005
Economic Occupancy
Core	93.2%	91.4%
Non-core (1)	96.3%	100.0%

Total	93.4%	91.4%

(1)	Non-core properties include:
2006 acquisitions – Hampton Overlook and Hampton South
2005 acquisitions – Frederick Crossing, Coleman Building, Albemarle Point

(2)	Discontinued operations include gain on disposals and income from operations for:
2005 disposals – Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

We recognized NOI of $35.4 million in the 2006 Quarter, which was $4.3 million or 13.9% greater than in the 2005 Quarter due partly to our acquisitions in 2005 and in the first quarter 2006. These acquired properties contributed $2.6 million in NOI in the 2006 Quarter (7.4% of total NOI).

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Core properties experienced a $1.8 million increase (5.7%) in NOI due to a $2.3 million increase in revenue offset somewhat by a $0.5 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors offset somewhat by increased vacancy in the multifamily and industrial sectors, as well as increased rental rates in the multifamily, retail and industrial sectors. The increase in core expenses was driven by the retail, industrial and multifamily sectors, which contributed $0.1 million, $0.1 million and $0.2 million, respectively, to the increase as a result of higher utilities, repairs and maintenance expense and real estate taxes.

Overall economic occupancy increased from 91.4% in the 2005 Quarter to 93.4% in the 2006 Quarter as core economic occupancy increased from 91.4% to 93.2%, due largely to increases in the office and retail sectors, offset somewhat by decreases in core multifamily and industrial sector occupancy. As of March 31, 2006, 12.3% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2006 quarter, 60.9% of the square footage that expired was renewed. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$19,696	$18,686	$1,010	5.4%
Non-core (1)	546	—	546	100.0%

Total Real Estate Rental Revenue	$20,242	$18,686	$1,556	8.3%

Real Estate Expenses
Core	$6,654	$6,539	$115	1.8%
Non-core (1)	139	—	139	100.0%

Total Real Estate Expenses	$6,793	$6,539	$254	3.9%

Net Operating Income
Core	$13,042	$12,147	$895	7.4%
Non-core (1)	407	—	407	100.0%

Total Net Operating Income	$13,449	$12,147	$1,302	10.7%

	Quarter Ended March 31,
	2006	2005
Economic Occupancy
Core	91.1%	86.8%
Non-core (1)	89.9%	—

Total	91.1%	86.8%

(1)	Non-core properties include:
2005 acquisitions – Albemarle Point office building

The office sector recognized NOI of $13.4 million in the 2006 Quarter, which was $1.3 million or 10.7%, higher than in the 2005 Quarter due somewhat to the NOI contribution of the property acquired in 2005. This property contributed $0.4 million to the increase in NOI. Core office sector NOI was $0.9 million (7.4%) higher than in the comparable quarter in 2005 due primarily to a 430 basis point increase in occupancy.

The core office rental revenue increased because rental rates were up 1.6% compared to the first quarter 2005 and occupancy was up substantially. This was driven by the leasing activity at 7900 Westpark, 1700 Research Boulevard and Maryland Trade Centers I and II. Core real estate expenses were up slightly due primarily to increased utility cost as a result of supplier rate increases.

Core economic occupancy increased from 86.8% to 91.1% as a result of the leasing activity at the properties described above. As of March 31, 2006, 13.4% of the total office square footage leased is scheduled to expire in the next twelve months. During the quarter, 52.5% of the square footage that expired was renewed and we executed new leases for 219,500 square feet of office space with a 2.8% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Medical Office Sector

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$4,533	$4,538	$(5)	(0.1%)

Real Estate Expenses
Core/Total	$1,209	$1,198	$11	0.9%

Net Operating Income
Core/Total	$3,324	$3,340	$(16)	(0.5)%

	Quarter Ended March 31,
	2006	2005
Economic Occupancy
Core/Total	98.8%	98.6%

The medical office sector recognized NOI of $3.3 million in both the 2006 and 2005 Quarters. Medical office properties were stable for these periods in both occupancy and rental rates as there was very little tenant rollover.

Economic occupancy increased from 98.6% to 98.8% and as of March 31, 2006, 4.4% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the quarter, 90.4% of the square footage that expired was renewed and we executed new leases for 7,400 square feet of medical office space with a 16.1% increase in rental rates.

Retail Sector

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$7,754	$6,969	$785	11.3%
Non-core (1)	1,165	108	1,057	n/a

Total Real Estate Rental Revenue	$8,919	$7,077	$1,842	26.0%

Real Estate Expenses
Core	$1,675	$1,608	$67	4.2%
Non-core (1)	187	10	177	n/a

Total Real Estate Expenses	$1,862	$1,618	$244	15.1%

Net Operating Income
Core	$6,079	$5,361	$718	13.4%
Non-core (1)	978	98	880	n/a

Total Net Operating Income	$7,057	$5,459	$1,598	29.3%

	Quarter Ended March 31,
	2006	2005
Economic Occupancy

Core	99.4%	96.4%
Non-core (1)	100.0%	100.0%

Total	99.5%	96.4%

(1)	Non-core properties include:
2005 acquisition – Frederick Crossing

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Retail sector NOI increased in the 2006 Quarter to $7.1 million from $5.5 million in the 2005 Quarter. The acquisition in March, 2005 contributed $1.0 million (13.9%) to NOI for the current quarter. The increase in core NOI of $0.7 million was due to an $0.8 million increase in revenues arising from a 7.3% increase in rental rates driven by commencement of the Harris Teeter lease at Foxchase combined with a 300 basis point increase in occupancy due to leasing activity in the second half of 2005 across the portfolio. Core real estate expenses increased slightly due to higher real estate taxes.

As of March 31, 2006, 6.3% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 84.2% of the square footage that expired was renewed and we executed new leases for 24,400 square feet of retail space at an average rent increase of 24.0%.

Multifamily Sector

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,846	$7,459	$387	5.2%

Real Estate Expenses
Core/Total	$3,350	$3,120	$230	7.4%

Net Operating Income
Core/Total	$4,496	$4,339	$157	3.6%

	Quarter Ended March 31,
	2006	2005
Economic Occupancy
Core/Total	90.8%	92.3%

Multifamily NOI was higher in the 2006 Quarter as compared to the same time period in 2005 because of a $0.4 million increase in real estate revenue offset partially by a $0.2 million increase in real estate expenses. Revenues were higher due to a 6.3% increase in rental rates that was generally portfolio-wide, offset somewhat by a 150 basis point decrease in occupancy resulting from a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several off-line units at both Bethesda Hill and Munson Hill for planned renovations. The increase in real estate expenses was for higher repairs and maintenance expenses and utility costs, as well as increased marketing and other administrative expenses.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Industrial Sector

	Quarter Ended March 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$7,671	$7,521	$150	2.0%
Non-core (1)	1,714	—	1,714	100.0%

Total Real Estate Rental Revenue	$9,385	$7,521	$1,864	24.8%

Real Estate Expenses
Core	$1,839	$1,714	$125	7.3%
Non-core (1)	464	—	464	100.0%

Total Real Estate Expenses	$2,303	$1,714	$589	34.4%

Net Operating Income
Core	$5,832	$5,807	$25	0.4%
Non-core (1)	1,250	—	1,250	100.0%

Total Net Operating Income	$7,082	$5,807	$1,275	22.0%

	Quarter Ended March 31,
	2006	2005
Economic Occupancy
Core	92.9%	95.0%
Non-core (1)	96.4%	—

Total	93.5%	95.0%

(1)	Non-core properties include:
2006 acquisitions – Hampton Overlook, Hampton South
2005 acquisition – Coleman Building, Albemarle Point industrial buildings

The industrial sector recognized NOI of $7.1 million in the 2006 Quarter, which was $1.3 million (22.0%) greater than in the 2005 Quarter due to the acquisitions of Hampton Overlook and Hampton South in February 2006, Albemarle Point in July 2005 and the Coleman Building in April 2005.

Core properties NOI was flat due to a slight increase in revenue offset almost entirely by an increase in expenses. Core revenues increased due to a 3.4% growth in rental rates offset by a 210 basis point decrease in occupancy. This decrease in occupancy was primarily the result of a single tenant vacating at Sully Square. As of March 31, 2006, 15.7% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2006 Quarter, 54.3% of the square footage that expired was renewed and we executed new leases for 192,800 square feet of industrial space at an average rent increase of 13.9%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of March 31, 2006, we had approximately $3.0 million in cash and cash equivalents and $94.0 million available for borrowing under our unsecured credit facilities. In February 2006 we borrowed $23.0 million on our line of credit facilities to purchase Hampton Overlook and Hampton South. In addition, we borrowed $12.0 million in the quarter to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

In February 2005, we sold Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike for a combined sale price of $67.5 million. We used $31.0 million of the proceeds in February 2005 to pay down credit facility borrowings, $19.5 million toward the purchase of Frederick Crossing in March 2005 and $8.3 million toward the purchase of the Coleman Building in April 2005. In late April, 2005, we paid in full the remaining amounts outstanding under our unsecured credit facilities using proceeds from two issuances of $50 million unsecured notes (for a net total of $99.1 million), bearing interest at 5.05% and 5.35% per annum, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

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

As we review the results of the first three months and anticipate the business activity for the remainder of 2006, we expect to complete the year with significant capital requirements revised from previous estimates. Therefore, for the twelve months ended December 31, 2006, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $39.4 million to invest in our existing portfolio of operating assets, including approximately $10.4 million to fund tenant-related capital requirements;

•	Approximately $82.0 million to invest in our development projects;

•	Approximately $150.0 million to fund our expected property acquisitions;

•	Repayment of $50.0 million in Notes due August, 2006.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at March 31, 2006 is summarized as follows (in thousands):

Fixed rate mortgages	$168,965
Unsecured credit facilities	59,000
Unsecured notes payable	520,000

Total debt	$747,965

The $169.0 million in fixed rate mortgages, which includes $3.7 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.9% at March 31, 2006 and had a weighted average maturity of 5.3 years.

Our primary external source of liquidity is our two revolving credit facilities. At March 31, 2006 we could borrow up to $155.0 million under these lines which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $70.0 million unsecured credit facility that expires in July 2008.

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured noted due May 1, 2015, at effective yields of 5.064% and 5.359%, respectively. We used net proceeds from the sale of the notes of $99.1 million to repay borrowings under our lines of credit totaling $90.5 million and the remainder for the acquisition of real estate and general corporate purposes.

On October 3, 2005, we reopened our series of 5.35% senior unsecured notes due May 1, 2015 and issued an additional $100 million of notes at an effective yield of 5.49%. We used $93.5 million of the $98.1 million proceeds from the sale of these notes to repay borrowings under our lines of credit and the remainder for general corporate purposes.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
7.25% notes due 2006	50,000
6.74% notes due 2008	60,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
7.25% notes due 2028	50,000

$520,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2005 10-K, all of which were met as of March 31, 2006.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the first Quarter 2006 and 2005 (in thousands):

	Quarter Ended March 31,
	2006	2005
Common dividends	$16,978	$16,486
Minority interest distributions	33	32

	$17,011	$16,518

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

Dividends paid for the 2006 Quarter increased as a direct result of a dividend rate increase from $0.3925 per share in June 2004 to $.4025 per share in June 2005.

Acquisitions and Development

As of March 31, 2006 we had acquired two industrial properties in 2006 and one retail, one industrial, one office/industrial and one parcel for development of an office property in 2005 for a purchase price of $23.1 million, $44.8 million, $8.8 million, $66.8 million and $24.7 million, respectively. The industrial acquisitions in 2006 were financed through borrowings on our line of credit. The retail acquisition in 2005 was financed through the assumption of a loan in the amount of $24.3 million bearing an interest rate of 5.95% per annum, escrowed proceeds from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February, 2005 and borrowings under Credit Facility No. 1. The industrial acquisition in 2005 was funded with escrowed proceeds from the aforementioned dispositions and through borrowings under Credit Facility No. 1 and the office/industrial acquisition in 2005 was funded with borrowings under Credit Facility No. 2 and from general corporate funds. The acquisition of the parcel for development was funded through borrowings under Credit Facility No. 2 and escrowed proceeds from the disposition of Pepsi Distribution Center in September 2005. All outstanding amounts under our credit facilities, related to the 2005 acquisitions, prior to the acquisition of the development parcel, were then paid off with the proceeds of the debt issuance in April, 2005 discussed above and the debt issuance on October 3, 2005.

As of March 31, 2006, we had funded $65.8 million, in development and land costs, on three major development projects — Rosslyn Towers, South Washington Street and Dulles Station — and one major redevelopment project at Foxchase Shopping Center. Investment during the first quarter of 2006 on these projects totaled $9.1 million compared to $3.2 million in the first quarter of 2005.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Three Months Ended March 31,
	2006	2005	Change
Cash provided by operating activities	$19.4	$18.8	$0.6
Cash (used in) provided by investing activities	$(39.4)	$23.3	$(62.7)
Cash provided by (used in) financing activities	$18.1	$(43.6)	$61.7

Operations generated $19.4 million of net cash in the 2006 Quarter compared to $18.8 million of net cash generated during the comparable period in 2005. The increase in cash flow was due primarily to additional income from assets acquired in 2006 and 2005. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $39.4 million in the 2006 Quarter compared to the $23.3 million net cash provided in the 2005 Quarter. This was due primarily to the purchase of Hampton Overlook and Hampton South in February for $23.1 million and capital improvements to real estate of $16.2 million, $6.3 million more than the first quarter 2005, the majority of which was for our development and redevelopment projects at Rosslyn Towers, South Washington Street and Foxchase Shopping Center. In 2005, we purchased Frederick Crossing for $44.8 million net of the assumption of a $24.3 million mortgage. This was partially offset by $66.2 million in cash proceeds ($31.3 million of the proceeds were escrowed in a restricted cash account) from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike.

Our financing activities provided net cash of $18.1 million in the 2006 Quarter compared to $43.6 million used in the 2005 Quarter. We borrowed $35.0 million on our lines of credit compared with $26.5 million repaid on our lines of credit in the first quarter 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended March 31,
	2006	2005
Earnings to fixed charges	1.9x	2.1x
Debt service coverage	3.0x	3.2x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended March 31,
	2006	2005
Net income	$10,632	$42,234
Adjustments:
Gain on property disposition	—	(32,089)
Depreciation and amortization	11,968	10,537
Discontinued operations depreciation & amortization	—	28

FFO as defined by NAREIT	$22,600	$20,710

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2006

(UNAUDITED)

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

Our interest rate risk has not changed significantly from what was disclosed in our 2005 Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The risks that we believe are material to our shareholders are as described in the Trust’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

10.	Management Contracts, Plans and Arrangements

(x)	Change in Control Agreement dated December 17, 1999 with Edmund B. Cronin, Jr.

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Senior Vice President

(c)	Certification – Chief Financial Officer

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

Date: May 5, 2006