Form 10-Q
period 2006-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2006-08-08
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer ☒                                         Accelerated Filer ☐                                         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Number of shares outstanding of common stock, as of July 31, 2006: 44,997,021

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2006	December 31, 2005
Assets
Land	$266,329	$225,038
Income producing property	1,155,280	1,022,160

	1,421,609	1,247,198
Accumulated depreciation and amortization	(262,150)	(239,051)

Net income producing property	1,159,459	1,008,147
Development in progress and land held for development	90,612	58,241

Total investment in real estate, net	1,250,071	1,066,388
Investment in real estate held for sale, net	3,244	2,620
Cash and cash equivalents	13,970	4,938
Restricted cash	2,540	1,764
Rents and other receivables, net of allowance for doubtful accounts of $3,301 and $2,910, respectively	29,047	25,240
Prepaid expenses and other assets	44,892	38,143
Other assets related to properties held for sale	31	66

Total assets	$1,343,795	$1,139,159

Liabilities
Accounts payable and other liabilities	$54,082	$31,988
Advance rents	6,279	5,461
Tenant security deposits	8,445	7,325
Other liabilities related to properties held for sale	184	193
Mortgage notes payable	178,834	169,617
Lines of credit payable	19,000	24,000
Notes payable	618,662	518,600

Total liabilities	885,486	757,184

Minority Interest	1,699	1,670

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 44,998 and 42,139 shares issued and outstanding	450	421
Additional paid-in capital	498,577	405,112
Distributions in excess of net income	(42,417)	(25,228)

Total Shareholders’ Equity	456,610	380,305

Total Liabilities and Shareholders’ Equity	$1,343,795	$1,139,159

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Real estate rental revenue	$52,916	$46,410	$103,683	$91,503
Expenses
Real estate expenses	15,574	13,870	30,998	27,965
Depreciation and amortization	12,955	12,903	24,893	23,399
General and administrative	5,276	2,092	7,931	4,324

	33,805	28,865	63,822	55,688

Real estate operating income	19,111	17,545	39,861	35,815

Other income (expense)
Interest expense	(11,604)	(9,283)	(21,926)	(17,870)
Other income from property settlement	—	504	—	504
Other income	175	207	345	320

	(11,429)	(8,572)	(21,581)	(17,046)

Income from continuing operations	7,682	8,973	18,280	18,769
Discontinued operations:
Income from operations of properties sold or held for sale	37	19	71	368
Gain on disposal	—	1,883	—	33,973

	37	1,902	71	34,341

Net income	$7,719	$10,875	$18,351	$53,110

Basic net income per share
Continuing operations	$0.18	$0.21	$0.43	$0.45
Discontinued operations, including gain on disposal	—	.05	—	.82

Net income per share	$0.18	$0.26	$0.43	$1.27

Diluted net income per share
Continuing operations	$0.18	$0.21	$0.43	$0.45
Discontinued operations, including gain on disposal	—	.05	—	0.81

Net income per share	$0.18	$0.26	$0.43	$1.26

Weighted average shares outstanding – basic	42,852	41,932	42,454	41,899
Weighted average shares outstanding – diluted	43,037	42,059	42,620	42,023
Dividends paid per share	$0.4125	$0.4025	$0.8150	$0.7950

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2005	42,139	$421	$405,112	$(25,228)	$380,305
Net income	—	—	—	18,351	18,351
Dividends	—	—	—	(35,540)	(35,540)
Equity offering	2,745	27	90,879	—	90,906
Share options exercised	39	1	849	—	850
Share grants and amortization, net of forfeitures	75	1	1,737	—	1,738

Balance, June 30, 2006	44,998	$450	$498,577	$(42,417)	$456,610

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$18,351	$53,110
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(33,973)
Depreciation and amortization	24,959	23,531
Provision for losses on accounts receivable	553	613
Amortization of share grants	1,738	467
Changes in other assets	(9,851)	57
Changes in other liabilities	11,867	5,156

Net cash provided by operating activities	47,617	48,961
Cash flows from investing activities
Real estate acquisitions, net*	(146,956)	(29,814)
Net cash received from sale of real estate	—	68,080
Restricted cash held in escrow for tax-free exchanges	—	(3,470)
Capital improvements to real estate	(17,424)	(14,599)
Development costs	(23,009)	(5,632)
Non-real estate capital improvements	(511)	(392)

Cash (used in) provided by investing activities	(187,900)	14,173
Cash flows from financing activities
Line of credit borrowings/(repayments), net	(5,000)	(117,000)
Dividends paid	(35,540)	(33,443)
Principal payments – mortgage notes payable	(1,315)	(1,479)
Net proceeds from debt offering	99,414	98,961
Net proceeds from equity offering	90,906	—
Net proceeds from the exercise of share options	850	2,675

Net cash provided by (used in) financing activities	149,315	(50,286)
Net increase in cash and cash equivalents	9,032	12,848
Cash and cash equivalents, beginning of period	4,938	3,607

Cash and cash equivalents, end of period	$13,970	$16,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,578	$16,988

*	Supplemental discussion of non-cash investing and financing activities: In 2006 we purchased 9707 Medical Center Drive and Plumtree Medical Center for $23.5 million and in 2005 we purchased Frederick Crossing for $44.8 million and assumed mortgages on those properties. The $10.5 million in 2006 and $24.3 million in 2005 of assumed mortgages are not included in the amounts shown as real estate acquisitions for the six months ended June 30, 2006 and June 30, 2005, as the assumption of the mortgages was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT,” the “Company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real estate properties in the greater Washington – Baltimore region. We own a diversified portfolio of general purpose office buildings, medical office buildings, industrial/flex properties, multifamily properties and retail centers.

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first six months of 2006 and all of the gains on the sale of properties in 2005 were reinvested in replacement properties.

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

Within these notes to the financial statements, we refer to the three and six months ended June 30, 2006 as the “2006 Quarter” and “2006 Period”, respectively, and the three months and six months ended June 30, 2005 as the “2005 Quarter” and “2005 Period”, respectively.

New Accounting Pronouncements

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN No. 48 will have on the Company’s financial statements.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $46,200 and $96,200 for the 2006 Quarter and 2006 Period, respectively and $36,700 and $82,500 for the 2005 Quarter and 2005 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of June 30, 2006 and December 31, 2005, deferred financing costs of $12.1 million and $11.1 million, respectively, net of accumulated amortization of $5.3 million and $4.6 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.4 million and $0.7 million for the 2006 Quarter and 2006 Period, respectively and $0.3 million and $0.6 million for the 2005 Quarter and 2005 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of June 30, 2006 and December 31, 2005 deferred leasing costs of $17.2 million and $15.1 million, respectively, net of accumulated amortization of $5.8 million and $4.9 million, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

leasing costs included in expense for properties classified as continuing operations totaled $0.6 million and $1.2 million for the 2006 Quarter and 2006 Period, respectively, and $0.4 million and $0.8 million for the 2005 Quarter and 2005 Period, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2006 Quarter and 2006 Period was $11.4 million and $22.1 million, respectively, and $11.5 million and $20.9 million for the 2005 Quarter and 2005 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $769,200 and $1,470,400 for the 2006 Quarter and 2006 Period, respectively, and $234,000 and $441,000 for the 2005 Quarter and 2005 Period, respectively. Interest capitalized is depreciated over the useful life of the related underlying assets when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2006 and 2005 Periods.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2006 and December 31, 2005 are as follows (in millions):

	June 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$15.4	$4.9	$10.5	$12.3	$3.8	$8.5
Leasing Commissions	$8.4	$2.7	$5.7	$7.4	$2.2	$5.2
Net Lease Intangible Assets	$8.5	$2.4	$6.1	$6.8	$1.7	$5.1
Net Lease Intangible Liabilities	$10.8	$2.5	$8.3	$8.9	$1.8	$7.1

Amortization of these components combined was $0.8 million for the 2006 Quarter and $1.6 million for the 2006 Period and $0.7 million and $1.5 million for the 2005 Quarter and 2005 Period, respectively. No value had been assigned to Customer Relationship Value at June 30, 2006 or December 31, 2005.

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

Restricted Cash

Restricted cash at June 30, 2006 and December 31, 2005 consisted of $2.5 million and $1.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers, non-officer key employees and trustees under the Share Grant Plans. Officer and non-officer key employee share grants vest over three or five years in annual installments commencing one year after the date of grant. Trustee share grants are fully vested immediately upon date of share grant and are restricted from sale for the period of the Trustees’ service.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vested over a two year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options were accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we recognized no compensation cost for stock options.

Had we determined compensation cost prior to January 1, 2006, for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarter Ended June 30, 2005	Period Ended June 30, 2005
Pro-forma Information
Net income, as reported	$10,875	$53,110
Add: Stock-based employee compensation expense included in reported net income	271	557
Deduct: Total stock-based employee compensation expense determined under fair value method	(290)	(595)

Pro-forma net income	$10,856	$53,072

Earnings per share:
Basic – as reported	$0.26	$1.27
Basic – pro-forma	$0.26	$1.27
Diluted – as reported	$0.26	$1.26
Diluted – pro-forma	$0.26	$1.26

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2006	December 31, 2005
Office Buildings	$565,001	$544,388
Medical Office Buildings	212,553	142,067
Retail Centers	263,737	200,395
Multifamily Properties	168,378	153,550
Industrial/Flex Properties	302,552	265,039

	$1,512,221	$1,305,439

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property) or are currently in development. We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had one property classified as held for sale at June 30, 2006 and December 31, 2005 as follows (in thousands):

	June 30, 2006	December 31, 2005
Office Building	$4,405	$3,722
Less accumulated depreciation	(1,161)	(1,102)

	$3,244	$2,620

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

WRIT acquired the following properties during the 2006 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 14, 2006	Hampton Overlook	Industrial	134,000	$10,040
February 14, 2006	Hampton South	Industrial	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 19, 2006	15001 Shady Grove Road	Medical Office	51,000	21,000
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,085
May 16, 2006	Montrose Shopping Center	Retail	145,000	33,165
May 26, 2006	9950 Business Parkway	Industrial	101,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700

		Total 2006 Period	865,000	$156,450

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the above nine properties resulted in the recognition of $3.1 million in tenant origination costs, $1.0 million in leasing commissions, $1.7 million in net intangible lease assets, and $1.8 million in net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The following unaudited pro-forma combined condensed statements of operations present the consolidated results of operations for the 2006 Quarter and Period and the 2005 Quarter and Period, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the Quarters and Periods presented. The unaudited data presented is in thousands, except per share data.

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Real estate revenues	$53.9	$50.0	$108.0	$98.6
Income from continuing operations	$7.5	$9.0	$17.6	$19.2
Net income	$7.6	$10.9	$17.6	$53.5
Diluted earnings per share	$0.18	$0.26	$0.41	$1.27

WRIT had one property held for sale, the Lexington office building with approximately 46,000 rentable square feet, and classified as discontinued operations in the 2006 Period. Discontinued operations for the 2005 Period consisted of the Lexington building and the following dispositions from 2005:

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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Revenues	$153	$200	$311	$1,036
Property expenses	(81)	(117)	(174)	(536)
Depreciation and amortization	(35)	(64)	(66)	(132)

	$37	$19	$71	$368

Operating income by property is summarized below (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
Property	2006	2005	2006	2005
7700 Leesburg Pike	$—	$—	$—	$90
Tycon Plaza II	—	—	—	30
Tycon Plaza III	—	—	—	112
Pepsi Distribution Center	—	(12)	—	51
Lexington	37	31	71	85

Total	$37	$19	$71	$368

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	June 30, 2006	December 31, 2005
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum, and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	7,990	8,144

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value* of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest were paid monthly until July 10, 2006, at which time all unpaid principal and interest were paid in full.	6,195	6,292

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	47,813	48,196

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,714	10,855

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	21,146	21,443

On March 23, 2005, we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,467	24,687

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,637	—

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,872	—

	$178,834	$169,617

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Total carrying amount of the above mortgaged properties was $314.6 million and $289.4 million at June 30, 2006 and December 31, 2005, respectively. Scheduled principal payments for the remaining six months in 2006 and the remaining years subsequent to December 31, 2006 are as follows (in thousands):

Total Principal Payments
2006	$7,489
2007	10,207
2008	2,460
2009	52,579
2010	2,692
Thereafter	103,407

Total	$178,834

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2006, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No. 1”) and a $70.0 million unsecured line of credit maturing in July 2008 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $0.0 million outstanding as of June 30, 2006 and at December 31, 2005 related to Credit Facility No. 1, with $0.9 million in a Letter of Credit issued and $84.1 million unused and available for subsequent acquisitions or capital improvements. Acquisition related borrowings during the 2006 Quarter totaled $84.0 million, including $28.0 million in May 2006 to partially fund the Randolph and Montrose Shopping Centers and in April, $25.0 million to partially fund Alexandria Professional Center, $21.0 million for 15001 Shady Grove Road and $10.0 million for 9707 Medical Center Drive. These borrowings were paid in full on June 6, 2006 using a portion of the proceeds from the June 2006 public offering of 2.745 million common shares of beneficial interest and the June 2006 issuance of $100.0 million five-year 5.95% unsecured notes (See Note 6 – Notes Payable). Advances under this agreement bear interest at LIBOR plus a spread based on the credit ratings of our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred $554,900 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, representing an average interest rate of 5.57%, per annum. For the 2005 Quarter and 2005 Period, we incurred $162,900 and $687,400 in interest expense (excluding facility fees), respectively, representing an average interest rate of 3.43% and 3.20%, respectively, per annum.

Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating of our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $32,200 and $63,800 for the 2006 Quarter and 2006 Period, respectively. For the 2005 Quarter and 2005 Period, we incurred facility fees of $33,800 and $66,000, respectively.

Credit Facility No. 2

We had $19.0 million outstanding as of June 30, 2006 related to Credit Facility No. 2, and $1.1 million in Letters of Credit issued, with $49.9 million unused and available for subsequent acquisitions or capital improvements. The maximum allowable borrowing on this facility was raised from $70.0 million to $102.0 million from May 15, 2006 through June 15, 2006 to accommodate acquisition related borrowings during the quarter, which included $22.5 million in May to partially fund Randolph and Montrose Shopping Centers, $12.0 million in May for 9950 Business Parkway and $2.0 million in April to partially fund Alexandria Professional Center. An additional $24.0 million was borrowed during the quarter to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs, of which $19.0 million was outstanding at June 30, 2006. $100.5 million in borrowings from October of 2005 through May 2006 were paid in full on June 6, 2006 using a portion of the proceeds from the June 2006 public offering of 2.745 million common shares of beneficial interest and the June 2006 issuance of $100.0 million five-year 5.95% unsecured notes (See Note 6 – Notes Payable). At December 31, 2005, $24.0 million was outstanding under this facility. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable on a monthly basis. We incurred $748,800 and $1,241,700 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

average interest rate of 5.49% and 5.33%, respectively, per annum. For the 2005 Quarter and 2005 Period, we incurred $54,600 and $304,000 in interest expense (excluding facility fees), respectively, representing an average interest rate of 3.57% and 3.28%, respectively, per annum.

Before its renewal in July 2005, Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating of our publicly issued debt. The fee was paid quarterly in arrears. We incurred unused commitment fees of $22,200 and $31,700 for the 2005 Quarter and 2005 Period, respectively.

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit ratings of our publicly issued debt. These fees are payable quarterly. We incurred $30,000 and $56,300 in facility fees for the 2006 Quarter and 2006 Period, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount. Effective as of June 30, 2006, we amended Credit Facility No. 1, to revise the financial covenant ratio of the value of unencumbered assets to consolidated unsecured indebtedness (as defined in the agreement) from 1.82 to 1.67 and the ratio of consolidated total indebtedness to total capitalization (as defined in the agreement) from 55% to 60%. Accordingly, all covenants under Credit Facility No. 1 and No. 2 have been met as of June 30, 2006.

NOTE 6: NOTES PAYABLE

On August 13, 1996 we sold $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million.

On February 20, 1998 we sold $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at a price of 101.2% of par and an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

On March 17, 2003, we sold $60.0 million of 5.125% unsecured notes due March 2013 at an issue price of 99.599% of par, resulting in an effective interest rate of 5.23%. Our total proceeds, net of underwriting fees, were $59.1 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund general corporate purposes.

On December 11, 2003, we sold $100.0 million of 5.25% unsecured notes due January 2014 at an issue price of 99.985% of par, resulting in an effective interest rate of 5.34%. Our total proceeds, net of underwriting fees, were $99.3 million. We used the proceeds of these notes to repay advances on our lines of credit.

On April 26, 2005, we sold $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The notes were sold at an issue price of 99.917% and 99.930% of par, respectively. The net proceeds from the sale of the notes of $99.1 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder was used for general corporate purposes.

In October 2005 we issued an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015 at a price of 98.942% of par, resulting in an effective yield of 5.49%. We used $93.5 million of the $98.1 million net proceeds from the sale of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On June 6, 2006, we sold $100.0 million of 5.95% unsecured notes due June 15, 2011 at an issue price of 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay advances on one of our lines of credit.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The following is a summary of our unsecured note borrowings (in thousands):

	June 30, 2006	December 31, 2005
7.25% notes due 2006	$50,000	$50,000
6.74% notes due 2008	60,000	60,000
5.95% notes due 2011	100,000	—
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,758)	(1,838)
Premium on notes issued	420	438

Total	$618,662	$518,600

The required principal payments excluding the effects of note discounts or premium for the remaining six months in 2006 and the remaining years subsequent to December 31, 2006 are as follows (in thousands):

2006	$50,000
2007	—
2008	60,000
2009	—
2010	—
Thereafter	510,000

$620,000

Interest on these notes is payable semi-annually. They contain certain financial and non-financial covenants, all of which we have met as of June 30, 2006.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

	Shares	Wtd Avg Ex Price
Outstanding at December 31, 2005	531,000	$24.15
Granted	—	—
Exercised	(39,000)	$21.74
Expired	—	—
Outstanding at June 30, 2006	492,000	$24.34
Exercisable at June 30, 2006	492,000	$24.34

The 492,000 options outstanding at June 30, 2006, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.34 and a weighted average remaining contractual life of 5.6 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2006 was $6.1 million.

In November 2004, the Board of Trustees approved an amended short-term and long-term incentive plan for officers and non-officer key employees. The first benefits under the amended short-term and long term plan were paid in late 2005, and the first share grants under the amended long-term plan were made in February 2006. The short-term incentive compensation plan provides for the annual payment of cash bonuses based upon WRIT’s achievement of its annual targets for Funds From Operations (FFO) per share (a non-GAAP financial measure) and EBITDA as defined by the revised plan (a non-GAAP measure calculated as earnings before interest income and expense, taxes, depreciation and amortization, and gains on sale of real estate). Each target will be determined in November of the preceding year by management and approved by the Board of Trustees. The long-term incentive plan provides for the annual grant of restricted WRIT shares based on WRIT’s total shareholder return compared to a benchmark or index appropriate to the industry. Shares granted to officers and non-officer key employees under the Share Grant Plan vest 20% per year over five years and are restricted from transfer for five years from the date of grant. Prior to 2004, each Trustee received an annual grant of 400 unrestricted shares under the trustee compensation plan. In November 2004, the Board of Trustees approved revisions to the trustee compensation plan, under which the first cash and share grant benefits were paid in 2005. Under this plan, annual long-term incentive compensation for trustees is changed from options for 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These restricted shares will vest immediately and are restricted from sale for the period of the Trustees’ service. Additionally, the amounts of certain director fees and retainers were amended.

During the quarter ended June 30, 2006 we issued 64,700 share grants under the long-term incentive plan to our officers. We did not issue share grants to our executives and non-officer key employees during the quarter ended June 30, 2005. Share grants awarded for the quarter ended June 30, 2006 were valued at $36.73 per share based on their market value on the date of grant. There were no forfeitures of share grants in the second quarter 2006.

The total share grants vested at June 30, 2006 and December 31, 2005 were 170,628 and 124,175, respectively. The total share grants unvested at June 30, 2006 and December 31, 2005 were 132,665 and 103,989, respectively, and the weighted average grant-date fair value of those unvested shares was $32.73 and $30.76, respectively. The total compensation expense recognized in income for stock-based compensation awards for the 2006 Quarter and 2006 Period was $1.5 million and $1.8 million, respectively and $0.3 million and $0.6 million for the 2005 Quarter and 2005 Period, respectively. As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $4.3 million, expected to be recognized over a weighted average period of 35 months.

Other Benefit Plans

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, the company may make discretionary contributions on behalf of eligible employees. The company made contributions to the 401(k) plan of $80,000 and $154,000,

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

for the 2006 Quarter and 2006 Period, respectively and $74,000 and $141,000 for the 2005 Quarter and 2005 Period, respectively.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan was to provide these officers with financial security in exchange for a career commitment. It was intended that we would recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. Prior to April, 2006, the Trust had a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made, while the officers had an interest in the excess cash value of each policy over the premiums WRIT paid. The company paid no premiums during the 2005 Quarter and premiums of $0.2 million for the 2005 Period under the split dollar plans. We terminated the split-dollar agreements in April 2006, thus regaining ownership of the policies. The company paid premiums of $0.5 million for both the 2006 Quarter and 2006 Period under the new corporate owned life insurance policies.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.7 million and $1.6 million at June 30, 2006 and December 31, 2005, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Under this plan, upon the participant’s termination of employment from the Trust for any reason other than death or discharge for cause the participant will be entitled to receive an annual benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of each participant’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost of $117,000 and $233,000 for the 2006 Quarter and 2006 Period, respectively, and $101,000 and $203,000 for the 2005 Quarter and 2005 Period, respectively.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the executive officers and other company officers. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. We recognized current service cost of $64,000 and $128,000 for the 2006 Quarter and 2006 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$7,682	$8,973	$18,280	$18,769
Discontinued operations including gain on sale of real estate	37	1,902	71	34,341

Net income	$7,719	$10,875	$18,351	$53,110
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	42,852	41,932	42,454	41,899
Effect of dilutive securities:
Employee stock option and share grant awards	185	127	166	124

Denominator for diluted per share amounts	43,037	42,059	42,620	42,023

Income from continuing operations per share
Basic	$0.18	$0.21	$0.43	$0.45
Diluted	$0.18	$0.21	$0.43	$0.45
Discontinued operations, including gain on sale of real estate, per share
Basic	$0.00	$0.05	$0.00	$0.82
Diluted	$0.00	$0.05	$0.00	$0.81
Net income per share
Basic	$0.18	$0.26	$0.43	$1.27
Diluted	$0.18	$0.26	$0.43	$1.26

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

Segment reporting has been restated for prior periods to conform to the presentation of the medical office segment separate from the office segment.

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Office Buildings	38%	40%	39%	40%
Medical Office Buildings	11%	10%	10%	10%
Retail Centers	18%	18%	18%	17%
Multifamily Properties	15%	16%	15%	16%
Industrial/Flex Centers	18%	16%	18%	17%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The percentage of total real estate assets, at cost, for each of the five reportable operating segments is as follows:

	June 30, 2006	December 31, 2005
Office Buildings	38%	42%
Medical Office Buildings	14%	11%
Retail Centers	17%	15%
Multifamily Properties	11%	12%
Industrial/Flex Centers	20%	20%

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

Segment Information (in thousands):

Quarter Ended June 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$20,302	$5,961	$9,370	$7,900	$9,383	—	$52,916
Real estate expenses	6,740	1,679	1,972	2,957	2,226	—	15,574

Net operating income	$13,562	$4,282	$7,398	$4,943	$7,157	—	$37,342
Depreciation and amortization							12,955
Interest expense							11,604
General and administration							5,276
Other income							175
Income from discontinued operations							37

Net income							$7,719

Capital expenditures	$7,980	$342	$5,568	$8,259	$2,108	$425	$24,682

Total assets	$470,236	$203,098	$243,155	$120,067	$270,711	$36,528	$1,343,795

Quarter Ended June 30, 2005
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$18,677	$4,402	$8,132	$7,580	$7,619	$—	$46,410
Real estate expenses	6,205	1,116	1,787	3,011	1,751	—	13,870

Net operating income	12,472	3,286	6,345	4,569	5,868	—	32,540
Depreciation and amortization							12,903
Interest expense							9,283
General and administration							2,092
Non-disposal gain							504
Other income							207
Income from discontinued operations							19
Gain on property disposal							1,883

Net income							$10,875

Capital expenditures	$3,798	$113	$1,319	$4,640	$469	$38	$10,377

Total assets	$409,794	$135,059	$175,854	$98,344	$194,102	$34,718	$1,047,871

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Period Ended June 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$40,384	$10,495	$18,289	$15,746	$18,769	—	$103,683
Real estate expenses	13,438	2,889	3,835	6,307	4,529	—	30,998

Net operating income	$26,946	$7,606	$14,454	$9,439	$14,240	—	$72,685
Depreciation and amortization							24,893
Interest expense							21,926
General and administration							7,931
Other income							345
Income from discontinued operations							71

Net income							$18,351

Capital expenditures	$13,624	$441	$9,135	$14,311	$2,922	$511	$40,944

Period Ended June 30, 2005
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$37,174	$8,941	$15,210	$15,038	$15,140	—	$91,503
Real estate expenses	12,649	2,314	3,405	6,130	3,467	—	27,965

Net operating income	$24,525	$6,627	$11,805	$8,908	$11,673	—	$63,538
Depreciation and amortization							23,399
Interest expense							17,870
General and administration							4,324
Other income							320
Non-disposal gain							504
Income from discontinued operations							368
Gain on property disposal							33,973

Net income							$53,110

Capital expenditures	$6,059	$219	$2,547	$10,083	$1,323	$392	$20,623

NOTE 10: SUBSEQUENT EVENTS

On July 10, 2006, we paid off the $6.2 million mortgage for the Fullerton Industrial Center. This loan payoff was funded with borrowing from our lines of credit.

On July 12, 2006 we acquired 15005 Shady Grove Road, the final property in a medical office portfolio acquisition announced on April 18, 2006. The purchase price was $22.5 million for the building in Rockville, Maryland with approximately 52,300 square feet of rentable space. The purchase was funded through a mortgage assumption and borrowings on our lines of credit.

On July 26, 2006, we raised $49.8 million through the reopening of our series of 5.95% senior unsecured notes due June 15, 2011 and the sale of an additional $50 million. The notes have an effective yield of 5.917%. We used the net proceeds to repay borrowings under our lines of credit and for general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

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

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2006, the “2006 Quarter” and “2006 Period”, respectively, and the three months and six months ended June 30, 2005, the “2005 Quarter” and “2005 Period”, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of June 30, 2006, we owned a diversified portfolio of 77 properties, consisting of 14 retail centers, 21 general purpose office buildings, 11 medical office buildings, 22 industrial/flex properties and 9 multifamily properties, totaling 11 million net rentable square feet. We also own land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment (a Non-GAAP measure). NOI is calculated as real estate rental revenue less real estate operating expenses.

•	Economic occupancy and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a non –GAAP supplemental measure to Net Income.

Our results in the 2006 Quarter and Period as compared to the 2005 Quarter and Period, showed continued improvement in both occupancy and rental rate growth. The office sector experienced NOI and rental rate growth and occupancy has improved, particularly at Maryland Trade Centers I and II, 1600 Wilson Boulevard and 7900 Westpark. The medical office

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

sector remained steady with stable occupancy and small gains in rental rates. WRIT’s retail centers have remained strong this Quarter and Period with high core NOI and rental rate growth, reflecting the retail market throughout the Metropolitan region. The multifamily market showed improved NOI and rental rates with occupancy impacted by what is expected to be the short-term impact of current refurbishment at several properties. The industrial sector posted rental rate growth and some NOI growth in spite of occupancy declines.

Progress continues on our ground-up development and major redevelopment projects at Rosslyn Towers, South Washington Street, Dulles Station and Foxchase Shopping Center. At Foxchase Shopping Center we have delivered a pad site to the Harris Teeter grocery store chain and revenue recognition has commenced. Opening is anticipated in late 2006. The development at Rosslyn Towers and South Washington Street is progressing well with completion expected in the third and second quarters of 2007, respectively. The office building development at Dulles Station I, which we acquired in December 2005, is in the early stages with an expected opening in the second half of 2007.

GENERAL

During the first six months of 2006 we completed the following significant transactions:

•	The acquisition of four medical office properties for a purchase price of $71.4 million, adding approximately 235,000 square feet of rentable space which was 100.0% leased at the end of the 2006 Period, three industrial/flex properties for a purchase price of $34.8 million, adding approximately 404,000 square feet of rentable space which was 80.0% leased at the end of the 2006 Period and two retail centers, for a purchase price of $50.3 million, adding approximately 227,000 square feet of rentable space which was 70.7% leased as of the end of the 2006 Period.

•	The completion of a public offering of 2,745,000 shares of beneficial interest priced at $34.40 per share raising $90.9 million, net.

•	The issuance of $100.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961% raising $99.4 million, net.

•	The investment of $23.0 million in the major development and redevelopment of several properties.

•	The execution of new leases for 777,000 square feet of commercial space.

During the first six months of 2005 we completed the following significant transactions:

•	The acquisition of one retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable retail space which was 100% leased as of the end of the 2005 Period, and one industrial property for a purchase price of $8.8 million, adding approximately 60,000 square feet of rentable industrial space which was 100.0% leased as of the end of the 2005 Period.

•	The disposition of three office buildings, totaling approximately 411,000 square feet, for a gain of approximately $32.1 million.

•	The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively raising $99.1 million, net.

•	The investment of $5.6 million in the major development and redevelopment of several properties.

•	The execution of new leases for 887,000 square feet of commercial space.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

Since we used the fair-value-based method of accounting under the original provisions of SFAS No. 123, in pro forma disclosure, we were required to adopt the provisions of the new standard using either the modified-prospective-transition or the modified-retrospective-transition method. Under both methods, for awards granted, settled or modified subsequent to adopting the standard and for awards granted prior to the date of adoption for which the requisite service has not been completed as of the adoption date, compensation cost must be recognized in the financial statements. Under the modified-retrospective-method, financial statements for prior periods are restated for this change and under the modified prospective method only statements subsequent to adoption will include this compensation cost. The modified-prospective-method also requires a cumulative adjustment in the first period of adoption to conform to the new standard. The Company has adopted SFAS No. 123R using the modified-prospective-transition method and that adoption did not have a material impact on income from continuing operations, net income, cash flows from operations or financing activities, or basic and diluted EPS.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN No. 48 will have on the Company’s financial statements.

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

Real Estate Assets

We capitalize those expenditures related to acquiring new assets, significantly increasing the value of an existing asset, or substantially extending the useful life of an existing asset. We also capitalize costs incurred in connection with our development projects, including capitalizing interest during periods in which development projects are in progress. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of June 30, 2006 or December 31, 2005.

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

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of June 30, 2006 there was one property classified as discontinued operations. As of December 31, 2005 there were five properties classified as discontinued operations, one property held for sale and the four properties sold in 2005.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2006 and 2005 Periods.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first six months of 2006 and all of the gains on the sale of properties in 2005 were reinvested in replacement properties.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters and Periods ended June 30, 2006 and 2005. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in Continuing Operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. Nine properties were acquired during the 2006 Period and two properties were acquired during the 2005 Period. One property was held for sale in the 2006 Period and classified as Discontinued Operations for the 2006 and 2005 Periods. Four properties were sold in 2005 and are also classified as Discontinued Operations for the 2005 Period.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2006	2005	Change		2006	2005	Change
			$	%			$	%
Minimum base rent	$47,561	$41,681	$5,880	14.1%	$92,833	$81,905	$10,928	13.3%
Recoveries from tenants	4,414	3,652	762	20.9%	8,905	7,431	1,474	19.8%
Parking/other tenant charges	941	1,077	(136)	(12.6%)	1,945	2,167	(222)	(10.2%)

	$52,916	$46,410	$6,506	14.0%	$103,683	$91,503	$12,180	13.3%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $5.9 million (14.1%) in the 2006 Quarter compared to the 2005 Quarter and $10.9 million (13.3%) in the 2006 Period compared to the 2005 Period primarily due to the one office, three retail, four medical office and four industrial properties acquired in 2005 and year-to-date in 2006. These acquisitions accounted for $3.7 million of the increase in minimum base rent in the 2006 Quarter over the 2005 Quarter and $6.5 million in the 2006 Period over the 2005 Period. Acquisitions contributed $0.6 million of the increase in recoveries from tenants in the 2006 Quarter and $1.2 million in

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

the 2006 Period. Minimum base rent from core properties in the 2006 Quarter and 2006 Period increased $2.2 million and $4.4 million, respectively, over the 2005 Quarter and Period driven by increased occupancy in the office and retail sectors and increases in rental rate growth in the multifamily, retail and office sectors offset somewhat by decreased occupancy in the multifamily and industrial sectors.

A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

	Quarter Ended June 30,			Period Ended June 30,
Sector	2006	2005	Change	2006	2005	Change
Office Buildings	92.7%	88.2%	4.5%	92.1%	87.6%	4.5%
Medical Office Buildings	98.7%	98.5%	0.2%	98.7%	98.6%	0.1%
Retail Centers	96.1%	97.2%	(1.1%)	97.7%	96.8%	0.9%
Multifamily Properties	90.4%	93.7%	(3.3%)	90.6%	93.0%	(2.4%)
Industrial/Flex Centers	92.5%	93.6%	(1.1%)	93.0%	94.2%	(1.2%)

Total	93.5%	92.3%	1.2%	93.5%	91.9%	1.6%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues.

For the 2006 Quarter our overall economic occupancy increased 120 basis points as a result of occupancy gains in the office and medical office sectors, partially offset by a decline in occupancy in the multifamily, retail and industrial sectors. Occupancy in the office sector improved 450 basis points due primarily to leasing activity at Maryland Trade Centers I and II, 1600 Wilson Boulevard and 7900 Westpark. Retail occupancy decreased 110 basis points in the 2006 Quarter over the 2005 Quarter but was relatively flat for the 2006 Period over the 2005 Period, due to the 58.0% occupancy at the recently acquired Montrose Shopping Center somewhat offset by the rent commencement for the completion of the Harris Teeter pad site at Foxchase Shopping Center and leasing activity throughout other properties in the sector. Occupancy for the 2006 Quarter and Period in the multifamily sector was impacted by the move-out of a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several units that have been taken off-line for refurbishment at Bethesda Hill and Munson Hill. The industrial sector occupancy decreased due to the loss of one large tenant at Sully Square in the third quarter 2005.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2006	2005	Change		2006	2005	Change
			$	%			$	%
Property operating expenses	$11,241	$9,941	$1,300	13.1%	$22,352	$20,146	$2,206	11.0%
Real estate taxes	4,333	3,929	404	10.3%	8,646	7,819	827	10.6%

	$15,574	$13,870	$1,704	12.3%	$30,998	$27,965	$3,033	10.8%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Property operating expenses were 21.2% and 21.6% of revenue in the 2006 Quarter and 2006 Period, respectively and 21.4% and 22.0% of the revenue in the 2005 Quarter and 2005 Period, respectively. The properties acquired in 2005 and 2006 accounted for $0.9 million of the $1.3 million increase in property operating expenses and all of the $0.4 million increase in real estate taxes over the 2005 Quarter. Those acquired properties accounted for $1.5 million of the $2.2 million increase in property operating expenses and $0.7 million of the $0.8 million increase in real estate taxes over the 2005 Period. Core property operating expenses increased $0.4 million in the 2006 Quarter over the 2005 Quarter and $0.7 million in the 2006 Period over the 2005 Period as a result of higher utility costs and repair and maintenance expenses.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
	2006	2005	Change		2006	2005	Change
			$	%			$	%
Depreciation & amortization	$12,955	$12,903	$52	0.4%	$24,893	$23,399	$1,494	6.4%
Interest expense	11,604	9,283	2,321	25.0%	21,926	17,870	4,056	22.7%
General & administrative	5,276	2,092	3,184	152.2%	7,931	4,324	3,607	83.4%

	$29,835	$24,278	$5,557	22.9%	$54,750	$45,593	$9,157	20.1%

Depreciation and amortization expense increased $0.1 million (0.4%) in the 2006 Quarter and $1.5 million (6.4%) in the 2006 Period compared to 2005 due primarily to total operating property acquisitions of $301.6 million in 2006 and 2005 combined and capital and tenant improvement expenditures of $48.7 million in 2005 and in the first six months of 2006, combined. An offsetting factor in the Quarter was $1.9 million of accelerated depreciation in 2005 for demolition at our development sites at South Washington Street and Foxchase Shopping Center.

Interest expense increased $2.3 million in the 2006 Quarter from $9.3 million in the 2005 Quarter and $4.0 million in the 2006 Period due to an increase in interest on notes payable resulting from the debt issuance in October 2005 and increased borrowing in 2006 to fund acquisitions. This increase was offset somewhat by the reduction in mortgage interest for three loans paid off in 2005 and increases in capitalized interest on our development projects.

A summary of interest expense for the Quarter and Period ended June 30, 2006 and 2005, respectively, appears below (in millions):

	Quarter Ended June 30,			Period Ended June 30,
Debt Type	2006	2005	$ Change	2006	2005	$ Change
Notes payable	$8.3	$6.1	$2.2	$16.2	$11.3	$4.9
Mortgages	2.6	3.1	(0.5)	5.1	5.9	(0.8)
Lines of credit	1.5	0.3	1.2	2.1	1.2	0.9
Capitalized interest	(0.8)	(0.2)	(0.6)	(1.5)	(0.5)	(1.0)

Total	$11.6	$9.3	$2.3	$21.9	$17.9	$4.0

General and administrative expenses increased to $5.3 million for the 2006 Quarter compared to $2.1 million for the 2005 Quarter, and $7.9 million for the 2006 Period compared to $4.3 million for the 2005 Period primarily due to the severance costs ($1.4 million) associated with the departure of the EVP, CIO, the full expensing of second quarter 2006 share grants ($0.8 million) related to the CEO and higher incentive compensation cost.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT has one property held for sale in the 2006 Period, and sold four properties during 2005 and these properties are classified as Discontinued Operation for the 2006 and 2005 Periods:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Sale Price (in thousands)	Gain on Sale
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150	$8,527
February 1, 2005	Tycon Plaza II	Office	127,000	19,400	8,867
February 1, 2005	Tycon Plaza III	Office	137,000	27,950	14,696
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000	3,038
n/a	Lexington	Office	46,000	—	—

	Total		526,000	$73,500	$35,128

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

The office properties were sold to a single buyer for a $67.5 million contract sales price on February 1, 2005. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We escrowed $31.3 million of the proceeds from the disposition in a tax-free property exchange account and subsequently funded a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. A portion of the proceeds, $31.0 million, was used to pay down borrowings outstanding under Credit Facility No. 2. In September 2005 the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account.

Discontinued operations for the 2006 and 2005 Quarters and 2006 and 2005 Periods consist of the property held for sale in 2006 and the properties sold in February 2005 and September 2005. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Revenues	$153	$200	$311	$1,036
Property expenses	(81)	(117)	(174)	(536)
Depreciation and amortization	(35)	(64)	(66)	(132)

	$37	$19	$71	$368

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

2006 Quarter Compared to the 2005 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2006 Quarter compared to the 2005 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$48,430	$46,219	$2,211	4.8%
Non-core (1)	4,486	191	4,295	n/a

Total Real Estate Rental Revenue	$52,916	$46,410	$6,506	14.0%

Real Estate Expenses
Core	$14,174	$13,843	$331	2.4%
Non-core (1)	1,400	27	1,373	n/a

Total Real Estate Expenses	$15,574	$13,870	$1,704	12.3%

Net Operating Income
Core	$34,256	$32,376	$1,880	5.8%
Non-core (1)	3,086	164	2,922	n/a

Total Net Operating Income	$37,342	$32,540	$4,802	14.8%

Reconciliation to Net Income
NOI	$37,342	$32,540
Other revenue	175	207
Interest expense	(11,604)	(9,283)
Other income from property settlement	—	504
Depreciation and amortization	(12,955)	(12,903)
General and administrative expenses	(5,276)	(2,092)
Discontinued operations (2)	37	1,902

Net Income	$7,719	$10,875

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core	93.8%	92.4%
Non-core (1)	89.9%	82.9%
Total	93.5%	92.3%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Randolph Shopping Center, Montrose Shopping Center, 9950 Business Parkway and Plumtree

2005 acquisitions – Coleman Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2006 held for sale – The Lexington Building

2005 disposals – Pepsi Distribution Center

We recognized NOI of $37.3 million in the 2006 Quarter, which was $4.8 million or 14.8% greater than in the 2005 Quarter due partly to our acquisitions in 2005 and in the first quarter 2006. These acquired properties contributed $3.1 million in NOI in the 2006 Quarter (8.3% of total NOI).

Core properties experienced a $1.9 million increase (5.8%) in NOI due to a $2.2 million increase in revenue offset somewhat by a $0.3 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors, offset somewhat by increased vacancy in the multifamily and industrial sectors, as well as increased rental rates. The increase in core expenses was driven by the office and retail sectors, which contributed $0.4 million and $0.1 million, respectively, to the increase as a result of higher utilities and real estate taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Overall economic occupancy increased from 92.3% in the 2005 Quarter to 93.5% in the 2006 Quarter as core economic occupancy increased from 92.4% to 93.8%, due largely to a 460 basis point increase in the office sector, offset somewhat by decreases in core multifamily and industrial sector occupancy. Occupancy in the medical office and industrial sectors was flat. As of June 30, 2006, 11.7% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2006 quarter, 88.6% of the square footage that expired was renewed and we executed leases for 333,000 square feet of commercial space with an average rental rate increase of 11.5%. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$19,756	$18,677	$1,079	5.8%
Non-core (1)	546	—	546	100.0%

Total Real Estate Rental Revenue	$20,302	$18,677	$1,625	8.7%

Real Estate Expenses
Core	$6,567	$6,205	$362	5.8%
Non-core (1)	173	—	173	100.0%

Total Real Estate Expenses	$6,740	$6,205	$535	8.6%

Net Operating Income
Core	$13,189	$12,472	$717	5.7%
Non-core (1)	373	—	373	100.0%

Total Net Operating Income	$13,562	$12,472	$1,090	8.7%

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core	92.8%	88.2%
Non-core (1)	89.9%	—

Total	92.7%	88.2%

(1)	Non-core properties include:

2005 acquisitions – Albemarle Point office building

The office sector recognized NOI of $13.6 million in the 2006 Quarter, which was $1.1 million or 8.7%, higher than in the 2005 Quarter due in part to the NOI contribution of the property acquired in 2005. This property contributed $0.4 million to the increase in NOI. Core office sector NOI was $0.7 million (5.7%) higher than in the comparable quarter in 2005 due primarily to a 460 basis point increase in occupancy.

The core office rental revenue increased because rental rates were up 2.3% compared to the second quarter 2005 and occupancy was up substantially. This was driven by the leasing activity at 7900 Westpark, 1600 Wilson Boulevard and Maryland Trade Centers I and II. Core real estate expenses were up slightly due primarily to increased utility cost as a result of supplier rate increases.

Core economic occupancy increased from 88.2% to 92.8% as a result of the leasing activity at the properties described above. As of June 30, 2006, 13.2% of the total office square footage leased is scheduled to expire in the next twelve months. During the quarter, 87.5% of the square footage that expired was renewed and we executed new leases for 129,000 square feet of office space with an 8.0% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Medical Office Sector

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$4,490	$4,402	$88	2.0%
Non-core (1)	1,471	—	1,471	100.0%

Total Real Estate Rental Revenue	$5,961	$4,402	$1,559	35.4%

Real Estate Expenses
Core	$1,133	$1,116	$17	1.5%
Non-core (1)	546	—	546	100.0%

Total Real Estate Expenses	$1,679	$1,116	$563	50.4%

Net Operating Income
Core	$3,357	$3,286	$71	2.2%
Non-core (1)	925	—	925	100.0%

Total Net Operating Income	$4,282	$3,286	$996	30.3%

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core	98.5%	98.5%
Non-core (1)	99.4%	—

Total	98.7%	98.5%

(1)	Non-core properties include:

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road and Plumtree

The medical office sector recognized NOI of $4.3 million in the 2006 Quarter, an increase of $1.0 million over the 2005 Quarter. This increase was primarily due to the $0.9 million (21.6% of the total NOI) contributed by the properties acquired in 2006.

Core medical office properties occupancy and rental rates were substantially the same in both the 2006 and 2005 Quarters.

Economic occupancy increased from 98.5% to 98.7% as of June 30, 2006 due to the acquisitions. Of the total medical office square footage leased, 6.9% is scheduled to expire in the next twelve months. During the quarter, 100.0% of the square footage that expired was renewed and we executed new leases for 12,000 square feet of medical office space with a 13.6% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Retail Sector

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$8,939	$8,132	$807	9.9%
Non-core (1)	431	—	431	100.0%

Total Real Estate Rental Revenue	$9,370	$8,132	$1,238	15.2%

Real Estate Expenses
Core	$1,881	$1,787	$94	5.3%
Non-core (1)	91	—	91	100.0%

Total Real Estate Expenses	$1,972	$1,787	$185	10.4%

Net Operating Income
Core	$7,058	$6,345	$713	11.2%
Non-core (1)	340	—	340	100.0%

Total Net Operating Income	$7,398	$6,345	$1,053	16.6%

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core	99.0%	97.2%
Non-core (1)	61.6%	—

Total	96.1%	97.2%

(1)	Non-core properties include:

2006 acquisitions – Randolph and Montrose Shopping Centers

Retail sector NOI increased in the 2006 Quarter to $7.4 million from $6.3 million in the 2005 Quarter. The acquisitions in 2006 contributed $0.3 million (4.6%) to NOI for the current quarter. The increase in core NOI of $0.7 million was due to a $0.8 million increase in revenues arising from an 8.0% increase in rental rates driven by commencement of the Harris Teeter lease at Foxchase combined with a 180 basis point increase in occupancy due to leasing activity across the portfolio. Core real estate expenses increased slightly due to higher real estate taxes.

As of June 30, 2006, 8.2% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 98.0% of the square footage that expired was renewed and we executed new leases for 49,700 square feet of retail space at an average rent increase of 22.8%.

Multifamily Sector

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$7,900	$7,580	$320	4.2%

Real Estate Expenses
Core/Total	$2,957	$3,011	$(54)	(1.8%)

Net Operating Income
Core/Total	$4,943	$4,569	$374	8.2%

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core/Total	90.4%	93.7%

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Multifamily NOI was $0.4 million higher in the 2006 Quarter as compared to the same time period in 2005 because of a $0.3 million increase in real estate revenue and a slight decrease in real estate expenses. Revenues were higher due to a 6.5% increase in rental rates that was generally portfolio-wide, offset somewhat by a 330 basis point decrease in occupancy resulting from a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several off-line units at Bethesda Hill for planned renovations. Occupancy without the impact of the off-line units was 91.2%

Industrial Sector

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$7,345	$7,428	$(83)	(1.1%)
Non-core (1)	2,038	191	1,847	n/a

Total Real Estate Rental Revenue	$9,383	$7,619	$1,764	23.2%

Real Estate Expenses
Core	$1,636	$1,724	$(88)	(5.1%)
Non-core (1)	590	27	563	n/a

Total Real Estate Expenses	$2,226	$1,751	$475	27.1%

Net Operating Income
Core	$5,709	$5,704	$5	0.1%
Non-core (1)	1,448	164	1,284	n/a

Total Net Operating Income	$7,157	$5,868	$1,289	22.0%

	Quarter Ended June 30,
	2006	2005
Economic Occupancy
Core	92.4%	93.6%
Non-core (1)	93.4%	82.9%

Total	92.5%	93.6%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisition – Coleman Building, Albemarle Point industrial buildings

The industrial sector recognized NOI of $7.2 million in the 2006 Quarter, which was $1.3 million (22.0%) greater than in the 2005 Quarter due to the acquisitions of 9950 Business Parkway in May 2006, Hampton Overlook and Hampton South in February 2006, Albemarle Point in July 2005 and the Coleman Building in April 2005.

Core properties NOI was flat due to a slight decrease in revenue offset by a decrease in expenses. Core revenues decreased due to a 120 basis point decrease in occupancy offset somewhat by a 2.1% increase in rental rates. This decrease in occupancy was primarily the result of a single tenant that vacated at Sully Square. As of June 30, 2006, 13.3% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2006 Quarter, 85.1% of the square footage that expired was renewed and we executed new leases for 142,500 square feet of industrial space at an average rent increase of 12.0%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

2006 Period Compared to the 2005 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2006 Quarter compared to the 2005 Quarter. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$94,611	$90,071	$4,540	5.0%
Non-core (1)	9,072	1,432	7,640	n/a

Total Real Estate Rental Revenue	$103,683	$91,503	$12,180	13.3%

Real Estate Expenses
Core	$28,612	$27,748	$864	3.1%
Non-core (1)	2,386	217	2,169	n/a

Total Real Estate Expenses	$30,998	$27,965	$3,033	10.8%

Net Operating Income
Core	$65,999	$62,323	$3,676	5.9%
Non-core (1)	6,686	1,215	5,471	n/a

Total Net Operating Income	$72,685	$63,538	$9,147	14.4%

Reconciliation to Net Income
NOI	$72,685	$63,538
Other income	345	320
Interest expense	(21,926)	(17,870)
Other income from property settlement	—	504
Depreciation and amortization	(24,893)	(23,399)
General and administrative expenses	(7,931)	(4,324)
Discontinued operations (2)	71	34,341

Net Income	$18,351	$53,110

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core	93.5%	91.9%
Non-core (1)	93.5%	97.2%

Total	93.5%	91.9%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Building, 9707 Medical Center Drive, 15001 Shady Grove Road, Randolph Shopping Center, Montrose Shopping Center, 9950 Business Parkway and Plumtree

2005 acquisitions – Frederick Crossing, Coleman Building, Albemarle Point

(2)	Discontinued operations include gain on disposals and income from operations for:

2006 held for sale – The Lexington Building

2005 disposals – Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

We recognized NOI of $72.7 million in the 2006 Period, which was $9.1 million or 14.4% greater than in the 2005 Period due partly to our acquisitions in 2006 and 2005. These acquired properties contributed $6.7 million in NOI in the 2006 Period (9.2% of total NOI).

Core properties experienced a $3.7 million increase (5.9%) in NOI due to a $4.5 million increase in revenue offset somewhat by a $0.9 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors offset somewhat by increased vacancy in the multifamily and industrial sectors, as well as increased rental rates in the retail, multifamily, office and industrial sectors. The increase in core expenses was driven by the office, retail and multifamily sectors, which contributed $0.5 million, $0.1 million and $0.2 million, respectively, to the increase as a result of higher utilities, repairs and maintenance expense, administrative expenses and real estate taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Overall and core economic occupancy increased from 91.9 % in the 2005 Period to 93.5% in the 2006 Period due largely to increases in the office and retail sectors, offset somewhat by decreases in core multifamily and industrial sector occupancy. As of June 30, 2006, 11.7% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2006 Period, 73.8% of the square footage that expired was renewed and 777,000 square feet of leases have been executed. An analysis of NOI by sector follows.

Office Sector

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$39,293	$37,174	$2,119	5.7%
Non-core (1)	1,091	—	1,091	100.0%

Total Real Estate Rental Revenue	$40,384	$37,174	$3,210	8.6%

Real Estate Expenses
Core	$13,126	$12,649	$477	3.8%
Non-core (1)	312	—	312	100.0%

Total Real Estate Expenses	$13,438	$12,649	$789	6.2%

Net Operating Income
Core	$26,167	$24,525	$1,642	6.7%
Non-core (1)	779	—	779	100.0%

Total Net Operating Income	$26,946	$24,525	$2,421	9.9%

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core	92.1%	87.6%
Non-core (1)	89.9%	—

Total	92.1%	87.6%

(1)	Non-core properties include:

2005 acquisitions – Albemarle Point office building

The office sector recognized NOI of $26.9 million in the 2006 Period which was $2.4 million or 9.9% higher than in the 2006 Quarter due in part to the NOI contribution of the property acquired in 2005. This property contributed $0.8 million to the increase in NOI. Core office sector NOI was $1.6 (6.7%) higher than in the comparable period in 2005 due primarily to the 450 basis point increase in occupancy and an increase in rental rates.

The core rental revenue increase was due to the 2.0% increase in rental rates and the increase in occupancy due to leasing activity at Maryland Trade Centers I and II, 1600 Wilson Boulevard and 7900 Westpark. Core real estate expenses increased 3.8% due to higher utility costs for increased consumption and increased rates from suppliers as well as higher real estate taxes.

Core economic occupancy increased to 92.1% from 87.6% due to the leasing activity discussed above. As of June 30, 2006, 13.2% of the total office square footage leased is scheduled to expire in the next 12 months. During the 2006 Period, 71.3% of the square feet that expired was renewed and we executed leases for 348,600 square feet with a 4.8% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Medical Office Sector

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$9,024	$8,941	$83	0.9%
Non-core (1)	1,471	—	1,471	100.0%

Total Real Estate Rental Revenue	$10,495	$8,941	$1,554	17.4%

Real Estate Expenses
Core	$2,343	$2,314	$29	1.3%
Non-core (1)	546	—	546	100.0%

Total Real Estate Expenses	$2,889	$2,314	$575	24.8%

Net Operating Income
Core	$6,681	$6,627	$54	0.8%
Non-core (1)	925	—	925	100.0%

Total Net Operating Income	$7,606	$6,627	$979	14.8%

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core	98.6%	98.6%
Non-core (1)	99.4%	—

Total	98.7%	98.6%

(1)	Non-core properties include:

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road and Plumtree

The medical office sector recognized $7.6 million of NOI in the 2006 Period compared to $6.6 million in the 2005 Period, an increase of 14.8%. This increase was due primarily to the acquisitions in 2006 which contributed $0.9 million or 12.2% of the total NOI.

Core medical office NOI increased $0.1 million in the 2006 Period due to higher rental revenue resulting from a slight increase in rental rates, offset somewhat by a small increase in real estate expenses for repairs and maintenance.

Core economic occupancy was 98.6% as of June 30, 2006 with a 0.4% increase in rental rates. As of June 30, 2006, 6.9% of the total medical office square footage is scheduled to expire in the next 12 months. During the 2006 Period, 92.9% of the square feet that expired was renewed and we executed leases for 19,000 square feet with a 14.5% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Retail Sector

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$15,532	$13,969	$1,563	11.2%
Non-core (1)	2,757	1,241	1,516	122.2%

Total Real Estate Rental Revenue	$18,289	$15,210	$3,079	20.2%

Real Estate Expenses
Core	$3,361	$3,217	$144	4.5%
Non-core (1)	474	188	286	152.1%

Total Real Estate Expenses	$3,835	$3,405	$430	12.6%

Net Operating Income
Core	$12,171	$10,752	$1,419	13.2%
Non-core (1)	2,283	1,053	1,230	116.8%

Total Net Operating Income	$14,454	$11,805	$2,649	22.4%

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core	99.2%	96.5%
Non-core (1)	90.6%	100.0%

Total	97.7%	96.8%

(1)	Non-core properties include:

2006 acquisitions – Randolph Shopping Center and Montrose Shopping Center

2005 acquisition – Frederick Crossing

Retail sector NOI increased in the 2006 Period to $14.5 million from $11.8 million in the 2005 Period. This $2.6 million (22.4%) increase was primarily due to the $1.4 million increase in core real estate NOI and the $1.2 million increase in NOI contributed by the acquisitions in 2005 and 2006. The increase in NOI from acquired properties reflects the ownership of Frederick Crossing for the entirety of the 2006 Period (property was acquired in late March 2005) and the May 2006 acquisitions of Randolph and Montrose Shopping Centers.

Core NOI increased due to a $1.6 million increase in real estate revenue arising from an increase in rental rates due to the commencement of the Harris Teeter lease at Foxchase combined with a 270 basis point increase in occupancy due to the leasing activity across the portfolio. Core real estate expenses increased slightly due to higher real estate taxes.

Core retail occupancy increased to 99.2%% in the 2006 Period from 96.5% in the 2005 Period with an 8.3% increase in rental rates. As of June 30, 2006, 8.2% of the total retail square footage is scheduled to expire in the next 12 months. During the 2006 Period, 91.2% of the square feet that expired was renewed and we executed leases for 74,000 square feet with a 23.4% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

Multifamily Sector

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$15,746	$15,038	$708	4.7%

Real Estate Expenses
Core/Total	$6,307	$6,130	$177	2.9%

Net Operating Income
Core/Total	$9,439	$8,908	$531	6.0%

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core/Total	90.6%	93.0%

Multifamily NOI was higher in the 2006 Period compared to the same period in 2005 due to a $0.7 million increase in rental revenue offset somewhat by a $0.2 million increase in real estate expenses. Revenue was higher due to a 6.4% increase in rental rates offset slightly by a 240 basis point decrease in occupancy resulting from a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several off-line units at both Bethesda Hill and Munson Hill for planned renovations. The increase in real estate expenses was for higher repairs and maintenance expenses and utility costs, as well as increased marketing and other administrative expenses.

Industrial Sector

	Period Ended June 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$15,016	$14,949	$67	0.4%
Non-core (1)	3,753	191	3,562	n/a

Total Real Estate Rental Revenue	$18,769	$15,140	$3,629	24.0%

Real Estate Expenses
Core	$3,475	$3,438	$37	1.1%
Non-core (1)	1,054	29	1,025	n/a

Total Real Estate Expenses	$4,529	$3,467	$1,062	30.6%

Net Operating Income
Core	$11,541	$11,511	$30	0.3%
Non-core (1)	2,699	162	2,537	n/a

Total Net Operating Income	$14,240	$11,673	$2,567	22.0%

	Period Ended June 30,
	2006	2005
Economic Occupancy
Core	92.5%	94.4%
Non-core (1)	94.7%	82.9%

Total	93.0%	94.2%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisition – Coleman Building, Albemarle Point industrial buildings

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

The industrial sector recognized NOI of $14.2 million in the 2006 Period which was $2.6 million (22.0%) greater than in the 2005 Period due to the acquisitions in 2006 and 2005. These acquisitions contributed $2.7 million or 19.0% of the total industrial sector NOI.

Core property NOI was flat due to a slight increase in rental revenue offset almost entirely by a slight increase in real estate expenses. Core rental revenue increased due to a 2.7% rise in rental rates offset by a 190 basis point decrease in occupancy primarily due to a single tenant that vacated at Sully Square.

As of June 30, 2006, 13.3% of the total industrial square feet was scheduled to expire in the next 12 months. During the 2006 Period, 67.5% of the square feet that expired was renewed and we executed leases for 335,400 square feet with a 13.1% increase in rental rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of June 30, 2006, we had approximately $14.0 million in cash and cash equivalents and $134.0 million available for borrowing under our unsecured credit facilities. Acquisition related borrowings during the 2006 Quarter totaled $120.5 million, including $50.5 million in May for Randolph and Montrose Shopping Centers, $27.0 million in April for Alexandria Professional Center, $21.0 million in April for 15001 Shady Grove Road, $12.0 million in May for Business Parkway, and $10.0 million in April for 9707 Medical Center Drive. An additional $24.0 million was borrowed during the quarter to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs, of which $19.0 million was outstanding at June 30, 2006.

On June 6, 2006, we repaid $184.5 million outstanding on these borrowings using a portion of the proceeds from the June 2006 public offering of 2.745 million common shares of beneficial interest and the June 2006 issuance of $100.0 million five-year unsecured notes at a coupon of 5.95%.

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

As we review the results of the first six months and anticipate the business activity for the remainder of 2006, we expect to complete the year with significant capital requirements revised from previous estimates. For the twelve months ended December 31, 2006, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $42.0 million to invest in our existing portfolio of operating assets, including approximately $10.0 million to fund tenant-related capital requirements;

•	Approximately $82.0 million to invest in our development projects;

•	Approximately $228.0 million to fund our expected property acquisitions;

•	Repayment of $50.0 million in Notes due August, 2006.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at June 30, 2006 is summarized as follows (in thousands):

Fixed rate mortgages	$178,834
Unsecured credit facilities	19,000
Unsecured notes payable	618,662

Total debt	$816,496

The $178.8 million in fixed rate mortgages, which includes $3.5 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.9% at June 30, 2006 and had a weighted average maturity of 5.6 years.

Our primary external source of liquidity is our two revolving credit facilities. At June 30, 2006 we could borrow up to $155.0 million under these lines which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $70.0 million unsecured credit facility that expires in July 2008.

On April 26, 2005, we issued $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured noted due May 1, 2015, at effective yields of 5.064% and 5.359%, respectively. We used net proceeds from the sale of the notes of $99.1 million to repay borrowings under our lines of credit totaling $90.5 million and the remainder for the acquisition of real estate and general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

On October 3, 2005, we reopened our series of 5.35% senior unsecured notes due May 1, 2015 and issued an additional $100.0 million of notes at an effective yield of 5.49%. We used $93.5 million of the $98.1 million proceeds from the sale of these notes to repay borrowings under our lines of credit and the remainder for general corporate purposes.

On June 6, 2006 we issued $100.0 of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961%. We used the net proceeds from the sale of the notes of $99.4 million to repay borrowings on our lines of credit.

On July 26, 2006, we raised $49.8 million through the reopening of our series of 5.95% senior unsecured notes due June 15, 2011 and the sale of an additional $50 million. The notes have an effective yield of 5.917%. We used the net proceeds to repay borrowings under our lines of credit and for general corporate purposes.

We anticipate that over the near term, interest rate fluctuations will have minimal effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from August 2006 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
7.25% notes due 2006	$50,000
6.74% notes due 2008	60,000
5.95% notes due 2011	100,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
7.25% notes due 2028	50,000

$620,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2005 10-K. Effective as of June 30, 2006, we amended our credit agreement with JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A., (Credit Facility No. 1), to revise the financial covenant ratio of the value of unencumbered assets to consolidated unsecured indebtedness (as defined in the agreement) from 1.82 to 1.67 and the ratio of consolidated total indebtedness to total capitalization (as defined in the agreement) from 55% to 60%. All of the aforementioned covenants were met as of June 30, 2006.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the 2006 and 2005 Quarters and the 2006 and 2005 Periods (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Common dividends	$18,562	$16,957	$35,540	$33,443
Minority interest distributions	34	33	67	65

	$18,596	$16,990	$35,607	$33,508

Dividends paid for the 2006 Quarter and Period increased as a direct result of a dividend rate increase from $0.4025 per share in June 2005 to $0.4125 per share in June 2006 as well as an increase of 2.745 million shares outstanding as a result of our equity offering on June 6, 2006.

Acquisitions and Development

As of June 30, 2006 we had acquired four medical office properties, three industrial properties and two retail centers in 2006 and one retail, one industrial, one office/industrial and one parcel for development of an office property in 2005. The purchase price of these acquisitions was $71.4 million, $34.8 million and $50.3 million, respectively for the 2006 acquisitions, and $44.8 million, $8.8 million, $66.8 million and $24.7 million, respectively for the 2005 acquisitions. All of the 2006 acquisitions were financed through borrowings on our lines of credit which were later repaid with the net proceeds of the debt and equity offerings completed in June 2006 and discussed in Note 5 – Unsecured Lines of Credit Payable and Note 6 – Notes Payable.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

As of June 30, 2006, we had funded $79.7 million, in development and land costs, on three major development projects — Rosslyn Towers, South Washington Street and Dulles Station — and one major redevelopment project at Foxchase Shopping Center. Investment during the 2006 Period on these projects totaled $23.0 million compared to $5.6 million in the 2005 Period.

On July 12, 2006 we acquired 15005 Shady Grove Road, the final property in a medical office portfolio acquisition announced on April 18, 2006. The purchase price was $22.5 million for the building in Rockville, Maryland with approximately 52,300 square feet of rentable space. The purchase was funded through a mortgage assumption and borrowings on our lines of credit

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended June 30,
	2006	2005	Change
Cash provided by operating activities	$47.6	$49.0	$(1.4)
Cash (used in) provided by investing activities	$(187.9)	$14.2	$(202.1)
Cash provided by (used in) financing activities	$149.3	$(50.3)	$199.6

Operations generated $47.6 million of net cash in the 2006 Period compared to $49.0 million of net cash generated during the comparable period in 2005. The slight decrease in cash flow was due primarily to the timing of payment of expenses.

Our investing activities used net cash of $187.9 million in the 2006 Period compared to the $14.2 million net cash provided in the 2005 Period. This was due primarily to $147.0 million for the purchase of four medical office properties, three industrial properties and two retail centers. With those acquisitions, we assumed mortgages totaling $10.5 million and $24.3 million in the 2006 and 2005 Periods, respectively, which were non-cash acquisition costs. We also had capital improvements to real estate of $17.4 million, $2.8 million more than the 2005 Period and development costs which were $23.0 million compared to $5.6 million in the 2005 Period, for our development and redevelopment projects at Rosslyn Towers, South Washington Street, Dulles Station and Foxchase Shopping Center.

Our financing activities provided net cash of $149.3 million in the 2006 Period compared to $50.3 million used in the 2005 Period. In June, 2006 we completed a public offering of 2.745 million common shares of beneficial interest which provided $90.9 million and we issued $100.0 million five-year 5.95% unsecured notes (See Note 6 – Notes Payable) which provided $99.4 million. Using those proceeds, we repaid all of the borrowings made throughout the 2006 Period for the acquisitions described above.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,				Period Ended June 30,
	2006		2005		2006		2005
Earnings to fixed charges	1.6	x	1.9	x	1.7	x	2.0	x
Debt service coverage	2.6	x	3.0	x	2.8	x	3.1	x

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
Net income	$7,719	$10,875	$18,351	$53,110
Adjustments:
Gain on property disposition	—	(1,883)	—	(33,973)
Other income from property settlement	—	(504)	—	(504)
Depreciation and amortization	12,955	12,903	24,893	23,399
Discontinued operations depreciation & amortization	35	64	66	132

FFO as defined by NAREIT	$20,709	$21,455	$43,310	$42,164

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2006

(UNAUDITED)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of Shareholders on May 26, 2006, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative Votes	Non-Votes
Mr. John M. Derrick, Jr.	36,143,984	1,008,454	5,030,363
Mr. Charles T. Nason	36,559,977	592,461	5,030,363

Mr. Derrick and Mr. Nason were elected as Trustees. Trustees whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr., Mr. John P. McDaniel, Mr. David M. Osnos, Mr. Robert W. Pivik and Ms. Susan J. Williams.

The Shareholders approved a recommendation to the trustees and officers regarding increasing the number of trustees that may be elected to the Board to eleven trustees. The proposal received the following votes:

Affirmative Votes	Negative Votes	Abstain Votes	Non-Votes
35,788,434	1,041,553	322,451	5,030,363

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

4.	Instruments Defining Rights of Security Holders

(z)	Form of 5.95% Senior Notes due June 15, 2011. (1)

(aa)	Officers’ Certificate establishing the terms of the Notes, dated June 6, 2006 (1)

(bb)	Amendment to Credit Facility No 1 dated as of June 30, 2006

10.	Management Contract, Plans and Arrangements

(p)	Separation Agreement dated July 10, 2006 with Christopher P. Mundy

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Senior Vice President

(c)	Certification – Chief Financial Officer

32.	Sarbanes-Oxley Act of 2002 section 906 Certification

(a)	Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Officer

(1)	Incorporated herein by reference to Exhibits 4 .1 and 4.2, respectively to the Trust’s Form 8-K filed June 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ Edmund B. Cronin, Jr.
Edmund B. Cronin, Jr.
Chairman of the Board and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Senior Vice President Accounting, Administration and Corporate Secretary

/s/ Sara L. Grootwassink
Sara L. Grootwassink
Chief Financial Officer

Date: August 8, 2006