Form 10-Q
period 2006-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2006-11-09
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of common stock, as of October 31, 2006: 45,011,462

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

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Land	$293,797	$225,038
Income producing property	1,278,955	1,022,160

	1,572,752	1,247,198
Accumulated depreciation and amortization	(275,059)	(239,051)

Net income producing property	1,297,693	1,008,147

Development in progress and land held for development	110,394	58,241

Total investment in real estate, net	1,408,087	1,066,388

Investment in real estate held for sale, net	3,267	2,620

Cash and cash equivalents	11,832	4,938
Restricted cash	4,692	1,764
Rents and other receivables, net of allowance for doubtful accounts of $3,981 and $2,910, respectively	30,400	25,240
Prepaid expenses and other assets	55,155	38,143
Other assets related to properties held for sale	66	66

Total assets	$1,513,499	$1,139,159

Liabilities
Notes payable	$728,216	$518,600
Mortgage notes payable	238,051	169,617
Lines of credit payable	28,000	24,000
Accounts payable and other liabilities	52,309	31,988
Advance rents	6,543	5,461
Tenant security deposits	9,448	7,325
Other liabilities related to properties held for sale	125	193

Total liabilities	1,062,692	757,184

Minority Interest	1,717	1,670

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 45,011 and 42,139 shares issued and outstanding	450	421
Additional paid-in capital	499,393	405,112
Distributions in excess of net income	(50,753)	(25,228)

Total Shareholders’ Equity	449,090	380,305

Total Liabilities and Shareholders’ Equity	$1,513,499	$1,139,159

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Real estate rental revenue	$56,546	$48,769	$160,230	$140,272

Expenses
Real estate expenses	17,755	14,837	48,753	42,801
Depreciation and amortization	14,138	11,950	39,031	35,350
General and administrative	2,230	2,036	10,161	6,361

	34,123	28,823	97,945	84,512

Real estate operating income	22,423	19,946	62,285	55,760

Other income (expense)
Interest expense	(12,527)	(9,798)	(34,454)	(27,668)
Other income from property settlement	—	—	—	504
Other income	293	335	637	655

	(12,234)	(9,463)	(33,817)	(26,509)

Income from continuing operations	10,189	10,483	28,468	29,251

Discontinued operations:
Income (loss) from operations of properties sold or held for sale	41	(60)	112	309
Gain on disposal	—	3,038	—	37,011

	41	2,978	112	37,320

Net income	$10,230	$13,461	$28,580	$66,571

Basic net income per share
Continuing operations	$0.23	$0.25	$0.66	$0.70
Discontinued operations, including gain on disposal	—	.07	—	.88

Net income per share	$0.23	$0.32	$0.66	$1.58

Diluted net income per share
Continuing operations	$0.23	$0.25	$0.66	$0.69
Discontinued operations, including gain on disposal	—	.07	—	0.89

Net income per share	$0.23	$0.32	$0.66	$1.58

Weighted average shares outstanding – basic	44,874	42,005	43,270	42,088
Weighted average shares outstanding – diluted	45,093	42,147	43,453	42,228
Dividends declared and paid per share	$0.4125	$0.4025	$1.2275	$1.1975

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2005	42,139	$421	$405,112	$(25,228)	$380,305
Net income	—	—	—	28,580	28,580
Dividends	—	—	—	(54,106)	(54,106)
Equity offering	2,745	27	90,879	—	90,906
Share options exercised	53	1	1,155	—	1,156
Share grants and amortization, net of forfeitures	74	1	2,247	1	2,249

Balance, September 30, 2006	45,011	$450	$499,393	$(50,753)	$449,090

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$28,580	$66,571
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	—	(37,011)
Depreciation and amortization	39,096	35,538
Provision for losses on accounts receivable	1,336	611
Amortization of share grants	2,249	835
Changes in other assets	(17,360)	(6,780)
Changes in other liabilities	11,585	2,293

Net cash provided by operating activities	65,486	62,057
Cash flows from investing activities
Real estate acquisitions, net*	(226,349)	(96,769)
Net cash received from sale of real estate	—	73,879
Restricted cash held in escrow for tax-free exchanges	—	(5,802)
Capital improvements to real estate	(28,058)	(20,981)
Development costs	(42,922)	(11,524)
Non-real estate capital improvements	(863)	(403)

Cash used in investing activities	(298,192)	(61,600)

Cash flows from financing activities
Line of credit borrowings/(repayments), net	4,000	(23,500)
Dividends paid	(54,106)	(50,387)
Principal payments – mortgage notes payable	(8,171)	(28,047)
Net proceeds from debt offerings	255,815	98,949
Note repayments	(50,000)	—
Net proceeds from equity offering	90,906	—
Net proceeds from the exercise of share options	1,156	2,718

Net cash provided by (used in) financing activities	239,600	(267)

Net increase in cash and cash equivalents	6,894	190
Cash and cash equivalents, beginning of period	4,938	5,065

Cash and cash equivalents, end of period	$11,832	$5,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,632	$30,314

•	Supplemental discussion of non-cash investing and financing activities: In 2006 we purchased 9707 Medical Center Drive, Plumtree Medical Center, 15005 Shady Grove Road, and the Matan Portfolio for $140.0 million and in 2005 we purchased Frederick Crossing for $44.8 million and assumed mortgages on those properties. The $76.6 million in 2006 and $24.3 million in 2005 of assumed mortgages are not included in the amounts shown as real estate acquisitions for the nine months ended September 30, 2006 and September 30, 2005, as the assumption of the mortgages was a non-cash acquisition cost.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first nine months of 2006 and all of the gains except $3.5 million on the sale of properties in 2005 were reinvested in replacement properties. The $3.5 million was a capital gain distributed to our shareholders.

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

Within these notes to the financial statements, we refer to the three and nine months ended September 30, 2006 as the “2006 Quarter” and “2006 Period”, respectively, and the three months and nine months ended September 30, 2005 as the “2005 Quarter” and “2005 Period”, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The Company has applied the provisions of this statement as of January 1, 2006.

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

SEPTEMBER 30, 2006

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by allocating the minority owner’s percentage ownership interest of the net income of the property to minority interest included in our general and administrative expenses, thereby reducing net income. Minority interest expense was $52,000 and $148,200 for the 2006 Quarter and 2006 Period, respectively and $43,100 and $125,600 for the 2005 Quarter and 2005 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

Costs associated with the issuance of mortgage and other notes and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of September 30, 2006 and December 31, 2005, deferred financing costs of $15.7 million and $11.1 million, respectively, net of accumulated amortization of $5.4 million and $4.6 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.4 million and $1.2 million for the 2006 Quarter and 2006 Period, respectively and $0.4 million and $1.0 million for the 2005 Quarter and 2005 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of September 30, 2006 and December 31, 2005 deferred leasing costs of $18.7 million and $15.1 million, respectively, net of accumulated amortization of $6.2 million and $4.9 million, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred leasing costs included in expense for properties classified as continuing operations totaled $0.7 million and $1.9 million for the 2006 Quarter and 2006 Period, respectively, and $0.5 million and $1.3 million for the 2005 Quarter and 2005 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense for the 2006 Quarter and 2006 Period was $12.3 million and $34.4 million, respectively, and $10.5 million and $31.4 million for the 2005 Quarter and 2005 Period, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $1,038,000 and $2,508,400 for the 2006 Quarter and 2006 Period, respectively, and $288,700 and $729,200 for the 2005 Quarter and 2005 Period, respectively. Interest capitalized is added to the cost basis of the related underlying assets and depreciated over the useful life when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated cash flows associated with future development expenditure. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2006 and 2005 Periods.

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining life of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at September 30, 2006 and December 31, 2005 are as follows (in millions):

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$18.5	$5.6	$12.9	$12.3	$3.8	$8.5
Leasing Commissions	$9.5	$3.0	$6.5	$7.4	$2.2	$5.2
Net Lease Intangible Assets	$12.0	$2.9	$9.1	$6.8	$1.7	$5.1
Net Lease Intangible Liabilities	$10.9	$2.9	$8.0	$8.9	$1.8	$7.1

Amortization of these components combined was $0.8 million for the 2006 Quarter and $4.9 million for the 2006 Period and $0.8 million and $2.3 million for the 2005 Quarter and 2005 Period, respectively. No value had been assigned to Customer Relationship Value at September 30, 2006 or December 31, 2005.

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

Restricted Cash

Restricted cash at September 30, 2006 and December 31, 2005 consisted of $4.7 million and $1.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Had we determined compensation cost prior to January 1, 2006, for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarter Ended September 30, 2005	Period Ended September 30, 2005
Pro-forma Information
Net income, as reported	$13,461	$66,571
Add: Stock-based employee compensation expense included in reported net income	278	835
Deduct: Total stock-based employee compensation expense determined under fair value method	(297)	(892)

Pro-forma net income	$13,442	$66,514

Earnings per share:
Basic – as reported	$0.32	$1.58
Basic – pro-forma	$0.32	$1.58
Diluted – as reported	$0.32	$1.58
Diluted – pro-forma	$0.32	$1.58

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” “Basic earnings per share” is computed as net income divided by the weighted-average common shares outstanding. “Diluted earnings per share” is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans that could potentially reduce or “dilute” earnings per share, based on the treasury stock method. Other potentially dilutive common shares, including shares potentially resulting from the senior convertible notes, are considered when calculating diluted earnings per share.

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

Comprehensive Income

We recorded no comprehensive income for the periods ended September 30, 2006 or September 30, 2005.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2006	December 31, 2005
Office Buildings	$637,046	$517,245
Medical Office Buildings	246,525	142,067
Retail Centers	244,590	190,383
Multifamily Properties	140,501	132,465
Industrial/Flex Properties	304,090	265,038

	$1,572,752	$1,247,198

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property). The cost of our real estate portfolio in development is illustrated below (in thousands):

	September 30, 2006	December 31, 2005
Office Buildings	$47,791	$27,144
Medical Office Buildings	—	—
Retail Centers	23,734	10,012
Multifamily Properties	38,869	21,085
Industrial/Flex Properties	—	—

	$110,394	$58,241

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had one property classified as held for sale at September 30, 2006 and December 31, 2005 as follows (in thousands):

	September 30, 2006	December 31, 2005
Office Building	$4,428	$3,722
Less accumulated depreciation	(1,161)	(1,102)

	$3,267	$2,620

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

WRIT acquired the following properties during the 2006 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 14, 2006	Hampton Overlook	Industrial	134,000	$10,040
February 14, 2006	Hampton South	Industrial	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 19, 2006	15001 Shady Grove Road	Medical Office	51,000	21,000
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,085
May 16, 2006	Montrose Shopping Center	Retail	145,000	33,165
May 26, 2006	9950 Business Parkway	Industrial	101,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700
July 12, 2006	15005 Shady Grove Road	Medical Office	52,000	22,500
August 10, 2006	6565 Arlington Boulevard	Office	139,000	30,000
August 25, 2006	West Gude Drive	Office	289,000	57,000
August 25, 2006	The Ridges	Office	104,000	25,000
August 25, 2006	The Crescent	Medical Office	49,000	12,000

		Total 2006 Period	1,498,000	$302,950

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the above fourteen properties resulted in the recognition of $6.1 million in tenant origination costs, $2.1 million in leasing commissions, $5.2 million in net intangible lease assets, and $2.0 million in net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

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

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Real estate revenues	$58.5	$56.0	$173.6	$161.7
Income from continuing operations	$10.1	$11.4	$29.4	$32.0
Net income	$10.2	$11.4	$29.5	$69.3
Diluted earnings per share	$0.23	$0.27	$0.68	$1.64

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Revenues	$128	$137	$439	$1,172
Property expenses	(87)	(141)	(262)	(675)
Depreciation and amortization	—	(56)	(65)	(188)

	$41	$(60)	$112	$309

NOTE 4: MORTGAGE NOTES PAYABLE

	September 30, 2006	December 31, 2005
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum, and includes a significant prepayment penalty. Principal and interest are payable monthly until February 1, 2007, at which time all unpaid principal and interest are payable in full.	7,912	8,144

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value* of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bore interest at 6.77% per annum. Principal and interest were paid monthly until July 10, 2006, at which time all unpaid principal and interest were paid in full.	—	6,292

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	47,695	48,196

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,645	10,855

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,997	21,443

On March 23, 2005, we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,359	24,687

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,604	—

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,854	—

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,785	—

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	34,129	—

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010	23,071	—

	$238,051	$169,617

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%.. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $417.7 million and $289.4 million at September 30, 2006 and December 31, 2005, respectively. Scheduled principal payments for the remaining three months in 2006 and the remaining years subsequent to December 31, 2006 are as follows (in thousands):

Total Principal Payments
2006	$977
2007	11,264
2008	3,571
2009	53,768
2010	25,428
Thereafter	143,043

Total	$238,051

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2006, we maintained an $85.0 million unsecured line of credit maturing in July 2007 (“Credit Facility No.1”) and a $70.0 million unsecured line of credit maturing in July 2008 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $0.0 million outstanding as of September 30, 2006 and at December 31, 2005 related to Credit Facility No. 1, with $0.9 million in a Letter of Credit issued and $84.1 million unused and available for subsequent acquisitions or capital improvements. Borrowings during the 2006 Quarter totaled $37.0 million, including $25.0 million in August 2006 to partially fund the acquisition of West Gude, Ridges, and Crescent and $12.0 million in August 2006 to partially pay off the $50.0 million of 7.25% unsecured notes due August 13, 2006. These borrowings were paid in full on September 11, 2006 using a portion of the proceeds from the September 2006 public offering of $110 million of convertible senior notes due September 15, 2026. Advances under this agreement bear interest at LIBOR plus a spread based on the credit ratings of our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2007. Interest only payments are due and payable generally on a monthly basis. We incurred $129,200 and $684,100 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an average interest rates of 5.92% and 5.63%, respectively, per annum. For the 2005 Quarter and 2005 Period, we incurred $77,200 and $764,600 in interest expense (excluding facility fees), respectively, representing an average interest rate of 4.27% and 3.28%, respectively, per annum.

Credit Facility No. 1 requires us to pay the lender a facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating of our publicly issued debt. These fees are payable quarterly. We incurred facility fees of $32,600 and $96,300 for the 2006 Quarter and 2006 Period, respectively. For the 2005 Quarter and 2005 Period, we incurred facility fees of $32,600 and $98,600, respectively.

Credit Facility No. 2

We had $28.0 million outstanding as of September 30, 2006 related to Credit Facility No. 2, and $1.9 million in Letters of Credit issued, with $40.1 million unused and available for subsequent acquisitions or capital improvements. Acquisition related borrowings during the 2006 Quarter totaled $40.0 million, including $28.0 million in August to fund 6565 Arlington Boulevard and $12.0 million in July to fund 15005 Shady Grove Road. Additional borrowings included $40.0 million in August 2006 to partially pay off the $50.0 million of 7.25% unsecured notes due August 13, 2006, $6.5 million in July 2006 to pay off the mortgage at Fullerton Industrial Center, and $20.0 million to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. $97.5 million of these borrowings were repaid in July and September using a portion of the proceeds from the July 2006 sale of the $50.0 million of 5.95% unsecured notes due June 15, 2011 and the September 2006 public offering of $110 million of convertible senior notes due September 15, 2026. At December 31, 2005, $24.0 million was outstanding under this facility. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable on a monthly basis. We incurred $489,900 and $1,731,600 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an average interest rate of 5.90% and 5.48%, respectively, per annum. For the 2005 Quarter and 2005 Period, we incurred $464,200 and $769,600 in interest expense (excluding facility fees), respectively, representing an average interest rate of 4.15% and 3.75%, respectively, per annum.

Before its renewal in July 2005, Credit Facility No. 2 required us to pay the lender unused line of credit fees ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit rating of our publicly issued debt. The fee was paid quarterly in arrears. We incurred unused commitment fees of $6,700 and $38,400 for the 2005 Quarter and 2005 Period, respectively.

On July 25, 2005 we renewed Credit Facility No. 2, extending its maturity date to July 25, 2008, and increasing the maximum available commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 2 requires us to pay the lender an annual facility fee on the total commitment ranging from 0.15% to 0.25% per annum according to a sliding scale based on the credit ratings of our publicly issued debt. These fees are payable quarterly. We incurred $26,800 and $83,100 in facility fees for the 2006 Quarter and 2006 Period, respectively. For both the 2005 Quarter and 2005 Period, we incurred facility fees of $19,800.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount. Accordingly, all covenants under Credit Facility No. 1 and No. 2 have been met as of September 30, 2006.

NOTE 6: NOTES PAYABLE

On August 13, 1996 we sold $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, using the proceeds from August draws on Credit Facility No. 1 and Credit Facility No. 2.

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

On October 6, 2005 we issued an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015 at a price of 98.942% of par, resulting in an effective yield of 5.49%. We used $93.5 million of the $98.1 million net proceeds from the sale of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On June 6, 2006, we issued $100.0 million of 5.95% unsecured notes due June 15, 2011 at an issue price of 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay advances on one of our lines of credit.

On July 26, 2006 we issued an additional $50.0 million of the series of 5.95% unsecured notes due June 15, 2011 at a price of 100.127% of par, resulting in an effective yield of 5.92%. Our total proceeds, net of underwriting fees, were $50.2 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On September 11, 2006, we issued $100.0 million of 3.875% senior convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were sold at an issue price of 99.5% of par, resulting in an effective interest rate of 3.89%. Our total proceeds, net of underwriting fees, were $106.7 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

The notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial exchange price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances including an adjustment to the rate if the dividend rate to common shareholders is in excess of $0.4125 per share. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof.

On or after September 20, 2011, we may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, those senior convertible notes are not dilutive in the period end not included in our earning per share calculations.

The following is a summary of our unsecured note borrowings (in thousands):

	September 30, 2006	December 31, 2005
7.25% notes due 2006	$—	$50,000
6.74% notes due 2008	60,000	60,000
5.95% notes due 2011	150,000	—
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	110,000	—
7.25% notes due 2028	50,000	50,000

Discount on notes issued	(2,255)	(1,838)
Premium on notes issued	471	438

Total	$728,216	$518,600

The required principal payments excluding the effects of note discounts or premium for the remaining three months in 2006 and the remaining years subsequent to December 31, 2006 are as follows (in thousands):

2006	$—
2007	—
2008	60,000
2009	—
2010	—
Thereafter	670,000

$730,000

Interest on these notes is payable semi-annually. They contain certain financial and non-financial covenants, all of which we have met as of September 30, 2006.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

	Shares	Wtd Avg Ex Price
Outstanding at December 31, 2005	531,000	$24.15
Granted	—	—
Exercised	(54,000)	$21.59
Expired	—	—
Outstanding at September 30, 2006	477,000	$24.43
Exercisable at September 30, 2006	477,000	$24.43

The 477,000 options outstanding at September 30, 2006, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.43 and a weighted average remaining contractual life of 5.4 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2006 was $7.3 million.

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

We did not issue share grants under the long-term incentive plan to our executives and non-officer key employees during the quarters ended September 30, 2006 and September 30, 2005. There were forfeitures of 1,138 share grants in the third quarter 2006. These shares were valued at $32.50 per share based on their fair market value on the date of the grant.

The total share grants vested at September 30, 2006 and December 31, 2005 were 174,038 and 124,175, respectively. The total share grants unvested at September 30, 2006 and December 31, 2005 were 128,117 and 103,989, respectively, and the weighted average grant-date fair value of those unvested shares was $32.89 and $30.76, respectively. The total compensation expense recognized in income for stock-based compensation awards for the 2006 Quarter and 2006 Period was $0.5 million and $2.2 million, respectively and $0.2 million and $0.7 million for the 2005 Quarter and 2005 Period, respectively. As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $4.2 million, expected to be recognized over a weighted average period of 32 months.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Other Benefit Plans

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, the company may make discretionary contributions on behalf of eligible employees. The company made contributions to the 401(k) plan of $80,000 and $235,000, for the 2006 Quarter and 2006 Period, respectively and $86,000 and $227,000 for the 2005 Quarter and 2005 Period, respectively.

We adopted a split dollar life insurance plan for executive officers (the Chief Financial Officer, Executive Vice President of Real Estate and Senior Vice President Accounting and Administration) and other company officers, excluding the Chief Executive Officer (“CEO”), in 2000. The purpose of the plan was to provide these officers with financial security in exchange for a career commitment. It was intended that we would recover our costs from the life insurance policies at death prior to retirement, termination prior to retirement or retirement at age 65. Prior to April, 2006, the Trust had a security interest in the cash value and death benefit of each policy to the extent of the sum of premium payments made, while the officers had an interest in the excess cash value of each policy over the premiums WRIT paid. The company paid no premiums during the 2005 Quarter and premiums of $0.2 million for the 2005 Period under the split dollar plans. We terminated the split-dollar agreements in April 2006, thus regaining ownership of the policies. The company no premiums during the 2006 Quarter and premiums of $0.5 million for the 2006 Period under the new corporate owned life insurance policies.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.8 million and $1.6 million at September 30, 2006 and December 31, 2005, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Under this plan, upon the CEO’s termination of employment from the Trust for any reason other than death or discharge for cause he will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of each participant’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost of $117,000 and $350,000 for the 2006 Quarter and 2006 Period, respectively, and $101,000 and $304,000 for the 2005 Quarter and 2005 Period, respectively.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the executive officers and other company officers. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. We recognized current service cost of $65,000 and $193,000 for the 2006 Quarter and 2006 Period, respectively, and $62,500 for both the 2005 Quarter and 2005 Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted per share calculations:
Income from continuing operations	$10,189	$10,483	$28,468	$29,251

Discontinued operations including gain on sale of real estate	41	2,978	112	37,320

Net income	$10,230	$13,461	$28,580	$66,571

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	44,874	42,005	43,270	42,088
Effect of dilutive securities:
Employee stock option and share grant awards	219	142	183	140

Denominator for diluted per share amounts	45,093	42,147	43,453	42,228

Income from continuing operations per share
Basic	$0.23	$0.25	$0.66	$0.70
Diluted	$0.23	$0.25	$0.66	$0.69
Discontinued operations, including gain on sale of real estate, per share
Basic	$0.00	$0.07	$0.00	$0.88
Diluted	$0.00	$0.07	$0.00	$0.89
Net income per share
Basic	$0.23	$0.32	$0.66	$1.58
Diluted	$0.23	$0.32	$0.66	$1.58

NOTE 9: SEGMENT INFORMATION

We have five reportable segments: general purpose office buildings, medical office buildings, retail centers, multifamily properties and industrial/flex centers. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide housing for families throughout the Washington Metropolitan area. Industrial/flex centers are used for flex-office, warehousing and distribution type facilities.

Segment reporting has been restated for prior periods to conform to the presentation of the medical office segment separate from the office segment.

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Office Buildings	39%	40%	39%	40%
Medical Office Buildings	12%	10%	11%	10%
Retail Centers	17%	17%	17%	17%
Multifamily Properties	15%	16%	15%	16%
Industrial/Flex Centers	17%	17%	18%	17%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	September 30, 2006	December 31, 2005
Office Buildings	40%	42%
Medical Office Buildings	16%	11%
Retail Centers	16%	15%
Multifamily Properties	9%	11%
Industrial/Flex Centers	19%	21%

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

Segment Information (in thousands):

Quarter Ended September 30, 2006

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$21,878	$7,045	$9,499	$8,354	$9,770	—	$56,546
Real estate expenses	7,789	2,187	2,079	3,419	2,281	—	17,755

Net operating income	$14,089	$4,858	$7,420	$4,935	$7,489	—	$38,791

Depreciation and amortization							14,138
Interest expense							12,527
General and administration							2,230
Other income							293
Income from discontinued operations							41

Net income							$10,230

Capital expenditures	$15,223	$428	$5,016	$8,440	$1,440	$352	$30,899

Total assets	$594,412	$237,157	$248,226	$130,273	$270,411	$33,020	$1,513,499

Quarter Ended September 30, 2005

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$19,596	$4,599	$8,280	$7,829	$8,465	$—	$48,769
Real estate expenses	6,688	1,167	1,698	3,385	1,899	—	14,837

Net operating income	12,909	3,432	6,582	4,444	6,566	—	33,932

Depreciation and amortization							11,950
Interest expense							9,798
General and administration							2,036
Non-disposal gain							—
Other income							335
Income (loss)from discontinued operations							(60)
Gain on property disposal							3,038

Net income							$13,461

Capital expenditures	$2,752	$226	$3,724	$4,826	$745	$10	$12,283

Total assets	$431,017	$134,437	$178,626	$102,705	$238,952	$25,467	$1,111,204

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Period Ended September 30, 2006

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$62,263	$17,540	$27,788	$24,100	$28,539	—	$160,230
Real estate expenses	21,227	5,077	5,913	9,726	6,810	—	48,753

Net operating income	$41,036	$12,463	$21,875	$14,374	$21,729	—	$111,477

Depreciation and amortization							39,031
Interest expense							34,454
General and administration							10,161
Other income							637
Income from discontinued operations							112

Net income							$28,580

Capital expenditures	$28,848	$869	$14,151	$22,751	$4,362	$863	$71,844

Period Ended September 30, 2005

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$56,771	$13,540	$23,488	$22,867	$23,606	—	$140,272
Real estate expenses	19,337	3,481	5,103	9,515	5,365	—	42,801

Net operating income	$37,434	$10,059	$18,385	$13,352	$18,241	—	$97,471

Depreciation and amortization							35,350
Interest expense							27,668
General and administration							6,361
Other income							655
Non-disposal gain							504
Income from discontinued operations							309
Gain on property disposal							37,011

Net income							$66,571

Capital expenditures	$8,849	$408	$6,271	$14,910	$2,068	$402	$32,908

NOTE 10: SUBSEQUENT EVENTS

On November 2, 2006, subsequent to the end of the third quarter 2006, we entered into a new, unsecured revolving credit facility of $200.0 million with Wells Fargo Bank, National Association, as Lead Arranger, The Royal Bank of Scotland PLC, as Syndication Agent, and The Bank of New York, as the Documentation Agent. This facility replaces Credit Facility No. 1. Under the new Credit Facility interest only payments are due on a monthly basis until the maturity of this facility on November 2, 2010.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

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

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2006, the “2006 Quarter” and “2006 Period”, respectively, and the three months and nine months ended September 30, 2005, the “2005 Quarter” and “2005 Period”, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington/Baltimore region. As of September 30, 2006, we owned a diversified portfolio of 82 properties, consisting of 14 retail centers, 24 general purpose office buildings, 13 medical office properties, 22 industrial/flex properties and 9 multifamily properties, totaling more than 11 million net rentable square feet. We also own land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results in the 2006 Quarter and Period as compared to the 2005 Quarter and Period, showed continued improvement in both occupancy and rental rate growth. The office sector experienced NOI and rental rate growth and occupancy has improved, particularly at Maryland Trade Center II, 1600 Wilson Boulevard and 51 Monroe. The medical office sector

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

remained steady with higher occupancy and small gains in rental rates. WRIT’s retail centers have remained strong this Quarter and Period with good core NOI and high rental rate growth, reflecting the retail market throughout the Metropolitan region. The multifamily market showed improved NOI and rental rates with occupancy impacted by what is expected to be the short-term effect of current refurbishment at several properties. The industrial sector posted rental rate growth and some NOI growth with increased occupancy.

Progress continues on our ground-up development and major redevelopment projects at Rosslyn Towers, South Washington Street, Dulles Station and Foxchase Shopping Center. At Foxchase Shopping Center we have delivered a pad site to the Harris Teeter grocery store chain and revenue recognition has commenced. The Grand Opening was in late October, 2006 after the end of the third quarter as expected. The development at Rosslyn Towers and South Washington Street is progressing well with completion expected in the third and second quarters of 2007, respectively. The office building development at Dulles Station I, which we acquired in December 2005, is in the early stages with an expected opening in the second half of 2007.

GENERAL

During the first nine months of 2006 we completed the following significant transactions:

•	The acquisition of six medical office properties for a purchase price of $105.9 million, adding approximately 337,000 square feet of rentable space which was 98.3% leased at the end of the 2006 Period, three general purpose office properties for a purchase price of $112.0 million adding approximately 533,000 square feet of rentable space which was 92% leased at the end of the 2006 Period, three industrial/flex properties for a purchase price of $34.8 million, adding approximately 404,000 square feet of rentable space which was 84.0% leased at the end of the 2006 Period and two retail centers, for a purchase price of $50.3 million, adding approximately 227,000 square feet of rentable space which was 75.8% leased as of the end of the 2006 Period.

•	The completion of a public offering of 2,745,000 shares of beneficial interest priced at $34.40 per share raising $90.9 million, net.

•	The issuance of $150.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961% raising $149.2 million, net.

•	The issuance of $100 million in convertible senior notes with a coupon of 3.875%, which raised $96.7 million, net and the issuance of an additional $10 million of the convertible senior notes upon the exercise of the underwriters over allotment which raised an additional $9.7 million.

•	The investment of $43.0 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,327,000 square feet of commercial space.

During the first nine months of 2005 we completed the following significant transactions:

•	The acquisition of one retail property, for a purchase price of $44.8 million, adding approximately 295,000 square feet of rentable retail space which was 100% leased as of the end of the 2005 Period, one industrial property for a purchase price of $8.8 million, adding approximately 60,000 square feet of rentable industrial space which was 100.0% leased as of the end of the 2005 Period and one office and industrial property for a purchase price of $67.0 million, adding approximately 90,000 square feet of rentable office space and approximately 206,000 square feet of rentable industrial space which was 97% leased as of the end of the 2005 Period.

•	The disposition of one industrial and three office properties, totaling approximately 480,000 square feet, for a gain of approximately $35.2 million and the recognition of a previously deferred gain of $1.9 million from the sale of an office property in November, 2004.

•	The extension and increase of our line of credit facility No. 2 until 2008 for $70 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

•	The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. And subsequent to September 30, 2005, reopened the series of 5.35% senior unsecured notes and issued an additional $100 million of notes.

•	The investment of $11.6 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,329,000 square feet of commercial space.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

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

The amounts used to calculate Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of September 30, 2006 or December 31, 2005.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of September 30, 2006 there was one property classified as discontinued operations.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations, development or land held for future development, when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2006 and 2005 Periods.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first nine months of 2006 and all of the gains on the sale of properties in 2005 were reinvested in replacement properties.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters and Periods ended September 30, 2006 and 2005. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or Discontinued Operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in Continuing Operations. Results for properties sold or held for sale during any of the periods evaluated are classified as Discontinued Operations. Fourteen properties were acquired during the 2006 Period and four properties were acquired during the 2005 Period. One property was held for sale in the 2006 Period and classified as Discontinued Operations for the 2006 and 2005 Periods. Four properties were sold in 2005 and are also classified as Discontinued Operations for the 2005 Period.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Minimum base rent	$51,011	$43,365	$7,646	17.6%	$143,845	$125,269	$18,576	14.8%
Recoveries from tenants	5,017	4,094	923	22.5%	13,922	11,525	2,397	20.8%
Parking/other tenant charges	518	1,310	(792)	(60.5)%	2,463	3,478	(1,015)	(29.2)%

	$56,546	$48,769	$7,777	15.9%	$160,230	$140,272	$19,958	14.2%

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $7.6 million (17.6%) in the 2006 Quarter compared to the 2005 Quarter and $18.6 million (14.8%) in the 2006 Period compared to the 2005 Period primarily due to the three office, two retail, six medical office and three industrial properties acquired in 2005 and year-to-date in 2006. These acquisitions accounted for $5.1 million of the increase in minimum base rent in the 2006 Quarter over the 2005 Quarter and $ 11.6 million in the 2006 Period over the 2005 Period. Acquisitions contributed $0.8 million of the increase in recoveries from tenants in the 2006 Quarter and $2.0 million in the 2006 Period. Minimum base rent from core properties in the 2006 Quarter and 2006 Period increased $2.5 million and $7.0 million, respectively, over the 2005 Quarter and Period driven by increased occupancy in the office and retail sectors and increases in rental rate growth in the multifamily, retail and office sectors offset somewhat by decreased occupancy in the multifamily sector.

A summary of consolidated economic occupancy by sector for properties classified as continuing operations follows:

	Quarter Ended September 30,			Period Ended September 30,
Sector	2006	2005	Change	2006	2005	Change
Office Buildings	93.0%	89.1%	3.9%	92.4%	88.1%	4.3%
Medical Office Buildings	99.5%	98.1%	1.4%	99.0%	98.4%	0.6%
Retail Centers	94.0%	98.2%	(4.2)%	96.4%	97.3%	(0.9)%
Multifamily Properties	94.4%	94.9%	(0.5)%	91.9%	93.6%	(1.7)%
Industrial/Flex Centers	94.4%	94.5%	(0.1)%	93.5%	94.3%	(0.8)%

Total	94.3%	93.2%	1.1%	93.8%	92.4%	1.4%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues.

For the 2006 Quarter our overall economic occupancy increased 110 basis points as a result of occupancy gains in the office and medical office sectors, partially offset by a decline in occupancy in the retail, multifamily and industrial sectors. Occupancy in the office sector improved 390 basis points due primarily to leasing activity at Maryland Trade Center II, 1600 Wilson Boulevard and 51 Monroe. Retail occupancy decreased 420 basis points in the 2006 Quarter over the 2005 Quarter but was relatively flat for the 2006 Period over the 2005 Period, due to the 46.0% occupancy during the 2006 Quarter at the recently acquired Montrose Shopping Center, somewhat offset by the rent commencement for the completion of the Harris Teeter pad site at Foxchase Shopping Center and leasing activity throughout other properties in the sector. Occupancy in the multifamily sector for the 2006 Quarter and Period was impacted by units that have been taken off-line for refurbishment at Bethesda Hill and the 2006 Period was impacted by the move-out of a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment as well as several units taken off line for renovation at Munson Hill. The industrial sector occupancy was flat for the 2006 Quarter and decreased in the 2006 Period due to the loss of one large tenant at Sully Square in the third quarter 2005.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Property operating expenses	$13,075	$10,850	$2,225	20.5%	$35,426	$30,997	$4,429	14.3%
Real estate taxes	4,680	3,987	693	17.4%	13,327	11,804	1,523	12.9%

	$17,755	$14,837	$2,918	19.7%	$48,753	$42,801	$5,952	13.9%

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real Estate operating expenses were 31.4% and 30.4% of revenue in the 2006 Quarter and 2006 Period, respectively and 30.4% and 30.5% of the revenue in the 2005 Quarter and 2005 Period, respectively. The properties acquired in 2005 and 2006 accounted for $1.5 million of the $2.2 million increase in property operating expenses over the 2005 Quarter and $0.5 of the $0.7 million increase in real estate taxes over the 2005 Quarter. Those acquired properties accounted for $2.9 million of the $4.4 million increase in property operating expenses and $1.2 million of the $1.5 million increase in real estate taxes over the 2005 Period. Core property operating expenses increased $0.8 million in the 2006 Quarter over the 2005 Quarter and $1.5 million in the 2006 Period over the 2005 Period as a result of higher utility costs, management fees and repair and maintenance expenses.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Depreciation & amortization	$14,138	$11,950	$2,188	18.3%	$39,031	$35,350	$3,681	10.4%
Interest expense	12,527	9,798	2,729	27.9%	34,454	27,668	6,786	24.5%
General & administrative	2,230	2,036	194	9.5%	10,161	6,361	3,800	59.7%

	$28,895	$23,784	$5,111	21.5%	$83,646	$69,379	$14,267	20.6%

Depreciation and amortization expense increased $2.2 million (18.3%) in the 2006 Quarter and $3.7 million (10.4%) in the 2006 Period compared to 2005 due primarily to total operating property acquisitions of $369.8 million in 2006 and 2005 combined and capital and tenant improvement expenditures of $51.9 million in 2005 and in the first nine months of 2006, combined.

Interest expense increased to $12.5 million in the 2006 Quarter from $9.8 million in the 2005 Quarter and to $34.5 million in the 2006 Period from $27.7 million in the 2005 Period due to an increase in interest on notes payable resulting from the debt issuances in the 2006 Quarter and increased borrowing in 2006 to fund acquisitions and mortgage assumptions on some of those acquisitions. This increase was offset somewhat by the reduction in mortgage interest for three loans paid off in 2005 and increases in capitalized interest on our development projects.

A summary of interest expense for the Quarter and Period ended September 30, 2006 and 2005, respectively, appears below (in millions):

	Quarter Ended September 30,			Period Ended September 30,
Debt Type	2006	2005	$ Change	2006	2005	$ Change
Notes payable	$9.7	$6.4	$3.3	$25.9	$17.7	$8.2
Mortgages	3.1	3.0	0.1	8.2	8.8	(.6)
Lines of credit	0.7	0.7	—	2.8	1.9	0.9
Capitalized interest	(1.0)	(0.3)	(0.7)	(2.5)	(0.7)	(1.8)

Total	$12.5	$9.8	$2.7	$34.4	$27.7	$6.7

General and administrative expenses increased to $2.2 million for the 2006 Quarter compared to $2.0 million for the 2005 Quarter due to increased compensation expense, and $10.2 million for the 2006 Period compared to $6.4 million for the 2005 Period primarily due to the severance costs ($1.4 million) associated with the departure of the EVP, CIO, the full expensing of second quarter 2006 share grants ($0.8 million) related to the CEO and higher incentive compensation cost.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

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

Discontinued operations for the 2006 and 2005 Quarters and 2006 and 2005 Periods consist of the property held for sale in 2006 and the properties sold in February 2005 and September 2005. Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Revenues	$128	$136	$439	$1,172
Property expenses	(87)	(143)	(262)	(675)
Depreciation and amortization	—	(53)	(65)	(188)

	$41	$(60)	$112	$309

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

September 30, 2006

(UNAUDITED)

2006 Quarter Compared to the 2005 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2006 Quarter compared to the 2005 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$49,437	$47,661	$1,776	3.7%
Non-core (1)	7,109	1,108	6,001	541.6%

Total Real Estate Rental Revenue	$56,546	$48,769	$7,777	15.9%

Real Estate Expenses
Core	$15,507	$14,549	$958	6.6%
Non-core (1)	2,248	288	1,960	680.6%

Total Real Estate Expenses	$17,755	$14,837	$2,918	19.7%

Net Operating Income
Core	$33,930	$33,112	$818	2.5%
Non-core (1)	4,861	820	4,041	492.8%

Total Net Operating Income	$38,791	$33,932	$4,859	14.3%

Reconciliation to Net Income
NOI	$38,791	$33,932
Other revenue	293	335
Interest expense	(12,527)	(9,798)
Depreciation and amortization	(14,138)	(11,950)
General and administrative expenses	(2,230)	(2,036)
Discontinued operations(2)	41	2,978

Net Income	$10,230	$13,461

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core	95.2%	93.0%
Non-core (1)	88.9%	100.0%

Total	94.3%	93.2%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Randolph Shopping Center, Montrose Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd., West Gude Drive, The Ridges and The Crescent

2005 acquisitions – Albemarle Point Office Building and Albemarle Point Industrial Buildings

(2)	Discontinued operations include gain on disposals and income from operations for:

2006 held for sale – The Lexington Building

2005 disposals – Pepsi Distribution Center

We recognized NOI of $38.8 million in the 2006 Quarter, which was $4.9 million or 14.3% greater than in the 2005 Quarter due partly to our acquisitions in 2005 and 2006. These acquired properties contributed $4.9 million in NOI in the 2006 Quarter (12.5% of total NOI).

Core properties experienced a $0.8 million increase (2.5%) in NOI due to a $1.8 million increase in revenue offset somewhat by a $1.0 million increase in property expenses. Real estate revenue benefited from increased rental rates in all sectors and increased occupancy in the office, retail and industrial sectors, offset somewhat by increased vacancy in the multifamily sector. The increase in core expenses was driven by the office and retail sectors, which contributed $0.6 million and $0.2 million, respectively, to the increase as a result of higher utilities and real estate taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Overall economic occupancy increased from 93.2% in the 2005 Quarter to 94.3% in the 2006 Quarter as core economic occupancy increased from 93.0% to 95.2%, due largely to a 430 basis point increase in the office sector, 120 basis point increase in the medical office sector and increases of 110 basis points and 60 basis points in the retail and industrial sectors, respectively. Occupancy in the multifamily sector decreased 50 basis points from the 2005 Quarter. As of September 30, 2006, 11.2% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2006 quarter, 85.6% of the square footage that expired was renewed and we executed leases for approximately 550,000 square feet of commercial space with an average rental rate increase of 15.4%. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$19,963	$19,219	$744	3.9%
Non-core (1)	1,915	377	1,538	408.0%

Total Real Estate Rental Revenue	$21,878	$19,596	$2,282	11.6%

Real Estate Expenses
Core	$7,183	$6,595	$588	8.9%
Non-core (1)	606	92	514	558.7%

Total Real Estate Expenses	$7,789	$6,687	$1,102	16.5%

Net Operating Income
Core	$12,780	$12,624	$156	1.2%
Non-core (1)	1,309	285	1,024	359.3%

Total Net Operating Income	$14,089	$12,909	$1,180	9.1%

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core	93.2%	88.9%
Non-core (1)	90.1%	100.0%

Total	93.0%	89.1%

(1)	Non-core properties include:

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive and The Ridges

2005 acquisitions – Albemarle Point office building

The office sector recognized NOI of $14.0 million in the 2006 Quarter, which was $1.2 million or 9.1%, higher than in the 2005 Quarter due in part to the NOI contribution of the properties acquired in 2005 and 2006. These properties contributed $1.0 million to the increase in NOI. Core office sector NOI was $0.2 million (1.2%) higher than in the comparable quarter in 2005 due primarily to a 430 basis point increase in occupancy.

The core office rental revenue increased because rental rates were up 2.0% compared to the second quarter 2005 and occupancy was up substantially. This was driven by the leasing activity at 51 Monroe, 1600 Wilson Boulevard and Maryland Trade Center II. Core real estate expenses were up slightly due primarily to increased utility cost as a result of supplier rate increases and increased consumption.

Core economic occupancy increased from 88.9% to 93.2% as a result of the leasing activity at the properties described above. As of September 30, 2006, 10.9% of the total office square footage leased is scheduled to expire in the next twelve months. During the quarter, 69.0% of the square footage that expired was renewed and we executed new leases for 166,000 square feet of office space with a 14.4% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Medical Office Sector

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$4,563	$4,599	$(36)	(0.8)%
Non-core (1)	2,482	—	2,482	100.00%

Total Real Estate Rental Revenue	$7,045	$4,599	$2,446	53.2%

Real Estate Expenses
Core	$1,238	$1,167	$71	6.1%
Non-core (1)	949	—	949	100.0%

Total Real Estate Expenses	$2,187	$1,167	$1,020	87.4%

Net Operating Income
Core	$3,325	$3,432	$(107)	(3.1)%
Non-core (1)	1,533	—	1,533	100.0%

Total Net Operating Income	$4,858	$3,432	$1,426	41.6%

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core	99.3%	98.1%
Non-core (1)	100.0%	—

Total	99.5%	98.1%

(1)	Non-core properties include:

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $4.9 million in the 2006 Quarter, an increase of $1.4 million over the 2005 Quarter. This increase was primarily due to the $1.5 million (31.6% of the total NOI) contributed by the properties acquired in 2006.

Core medical office properties occupancy increased 120 basis points over the 2005 quarter and rental rates were substantially the same in both the 2006 and 2005 Quarters.

Economic occupancy increased from 98.1% to 99.5% as of September 30, 2006 due to the acquisitions. Of the total medical office square footage leased, 8.9% is scheduled to expire in the next twelve months. During the quarter, 65.8% of the square footage that expired was renewed and we executed new leases for 47,000 square feet of medical office space with a 25.0% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Retail Sector

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$8,710	$8,280	$430	5.2%
Non-core (1)	789	—	789	100.0%

Total Real Estate Rental Revenue	$9,499	$8,280	$1,219	14.7%

Real Estate Expenses
Core	$1,907	$1,698	$209	12.3%
Non-core (1)	172	—	172	100.0%

Total Real Estate Expenses	$2,079	$1,698	$381	22.4%

Net Operating Income
Core	$6,803	$6,582	$221	3.4%
Non-core (1)	617	—	617	100.0%

Total Net Operating Income	$7,420	$6,582	$838	12.7%

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core	99.3%	98.2%
Non-core (1)	59.9%	—

Total	94.0%	98.2%

(1)	Non-core properties include:

2006 acquisitions – Randolph and Montrose Shopping Centers

Retail sector NOI increased in the 2006 Quarter to $7.4 million from $6.6 million in the 2005 Quarter. The acquisitions in 2006 contributed $0.6 million (8.3%) to NOI for the current quarter. The increase in core NOI of $0.2 million was due to a $0.4 million increase in revenues arising from an 8.0% increase in rental rates driven by commencement of the Harris Teeter lease at Foxchase combined with a 110 basis point increase in occupancy due to leasing activity across the portfolio. Core real estate expenses increased slightly due to higher real estate taxes.

As of September 30, 2006, 10.5% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 81.8% of the square footage that expired was renewed and we executed new leases for 35,000 square feet of retail space at an average rent increase of 10.0%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Multifamily Sector

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$8,354	$7,829	$525	6.7%

Real Estate Expenses
Core/Total	$3,419	$3,385	$34	1.0%

Net Operating Income
Core/Total	$4,935	$4,444	$491	11.0%

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core/Total	94.4%	94.9%

Multifamily NOI was $0.5 million higher in the 2006 Quarter as compared to the same time period in 2005 because of a $0.5 million increase in real estate revenue offset somewhat by a slight increase in real estate expenses. Revenues were higher due to a 6.7% increase in rental rates that was generally portfolio-wide, offset somewhat by a 50 basis point decrease in occupancy resulting from several off-line units at Bethesda Hill for planned renovations. Occupancy without the impact of the off-line units was 95.0%

Industrial Sector

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$7,847	$7,734	$113	1.5%
Non-core (1)	1,923	731	1,192	163.0%

Total Real Estate Rental Revenue	$9,770	$8,465	$1,305	15.4%

Real Estate Expenses
Core	$1,760	$1,704	$56	3.3%
Non-core (1)	521	195	326	167.2%

Total Real Estate Expenses	$2,281	$1,899	$382	20.1%

Net Operating Income
Core	$6,087	$6,030	$57	0.9%
Non-core (1)	1,402	536	866	161.6%

Total Net Operating Income	$7,489	$6,566	$923	14.1%

	Quarter Ended September 30,
	2006	2005
Economic Occupancy
Core	94.5%	93.9%
Non-core (1)	93.9%	100.0%

Total	94.4%	94.5%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisition – Albemarle Point industrial buildings

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

The industrial sector recognized NOI of $7.5 million in the 2006 Quarter, which was $0.9 million (14.1%) greater than in the 2005 Quarter due to the acquisitions of 9950 Business Parkway in May 2006, Hampton Overlook and Hampton South in February 2006 and Albemarle Point in July 2005.

Core properties NOI increased 0.9% to $6.1 million in the 2006 Quarter due to an increase in revenue offset somewhat by a slight increase in expenses. Core revenues increased due to a 60 basis point increase in occupancy and a 2.1% increase in rental rates. As of September 30, 2006, 12.3% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2006 Quarter, 96.6% of the square footage that expired was renewed and we executed new leases for 301,000 square feet of industrial space at an average rent increase of 13.2%.

2006 Period Compared to the 2005 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2006 Quarter compared to the 2005 Quarter. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$142,647	$136,380	$6,267	4.6%
Non-core (1)	17,583	3,892	13,691	351.8%

Total Real Estate Rental Revenue	$160,230	$140,272	$19,958	14.2%

Real Estate Expenses
Core	$43,855	$42,076	$1,779	4.2%
Non-core (1)	4,898	725	4,173	575.6%

Total Real Estate Expenses	$48,753	$42,801	$5,952	13.9%

Net Operating Income
Core	$98,792	$94,304	$4,488	4.8%
Non-core (1)	12,685	3,167	9,518	300.5%

Total Net Operating Income	$111,477	$97,471	$14,006	14.4%

Reconciliation to Net Income
NOI	$111,477	$97,471
Other income	637	655
Interest expense	(34,454)	(27,668)
Other income from property settlement	—	504
Depreciation and amortization	(39,031)	(35,350)
General and administrative expenses	(10,161)	(6,361)
Discontinued operations(2)	112	37,320

Net Income	$28,580	$66,571

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core	94.0%	92.2%
Non-core (1)	92.0%	99.0%

Total	93.8%	92.4%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Building, 9707 Medical Center Drive, 15001 Shady Grove Road, Randolph Shopping Center, Montrose Shopping Center, 9950 Business Parkway, Plumtree Medical Center and 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges and The Crescent

2005 acquisitions – Frederick Crossing, Coleman Building, Albemarle Point

(2)	Discontinued operations include gain on disposals and income from operations for:

2006 held for sale – The Lexington Building

2005 disposals – Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

We recognized NOI of $111.5 million in the 2006 Period, which was $14.0 million or 14.4% greater than in the 2005 Period due partly to our acquisitions in 2006 and 2005. These acquired properties contributed $12.7 million in NOI in the 2006 Period (11.4% of total NOI).

Core properties experienced a $4.5 million increase (4.8%) in NOI due to a $6.3 million increase in revenue offset somewhat by a $1.8 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors offset somewhat by increased vacancy in the multifamily and industrial sectors, as well as increased rental rates across all sectors. The increase in core expenses was driven primarily by the office, retail and multifamily sectors, which contributed $1.0 million, $0.3 million and $0.2 million, respectively, to the increase as a result of higher utilities, repairs and maintenance expense, administrative expenses and real estate taxes.

Overall occupancy increased 140 basis points and core economic occupancy increased 180 basis points in the 2006 Period. Core occupancy increased largely due to increases in the office and retail sectors, offset somewhat by decreases in core multifamily and industrial sector occupancy. As of September 30, 2006, 11.2% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2006 Period, 78.6% of the square footage that expired was renewed and 1,327,000 square feet of leases were executed with an increase in rental rates of 11.5% overall. An analysis of NOI by sector follows.

Office Sector

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$59,256	$56,394	$2,862	5.1%
Non-core (1)	3,007	377	2,630	697.6%

Total Real Estate Rental Revenue	$62,263	$56,771	$5,492	9.7%

Real Estate Expenses
Core	$20,309	$19,245	$1,064	5.5%
Non-core (1)	918	92	826	897.8%

Total Real Estate Expenses	$21,227	$19,337	$1,890	9.8%

Net Operating Income
Core	$38,947	$37,149	$1,798	4.8%
Non-core (1)	2,089	285	1,804	633.0%

Total Net Operating Income	$41,036	$37,434	$3,602	9.6%

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core	92.5%	88.0%
Non-core (1)	90.0%	100.0%

Total	92.4%	88.1%

(1)	Non-core properties include:

2006 acquisitions – 6565 Arlington Blvd., West Gude Drive and The Ridges

2005 acquisitions – Albemarle Point office building

The office sector recognized NOI of $41.0 million in the 2006 Period which was $3.6 million or 9.6% higher than in the 2005 Period due in part to the NOI contribution of the properties acquired in 2005 and 2006. These properties contributed $1.8 million to the increase in NOI. Core office sector NOI was $1.8 (4.8%) higher than in the comparable period in 2005 due primarily to the 430 basis point increase in occupancy and an increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

The core rental revenue increase was due to the 2.0% increase in rental rates and the increase in occupancy due to leasing activity at Maryland Trade Center II, 1600 Wilson Boulevard, 51 Monroe and 7900 Westpark. Core real estate expenses increased 5.5% due to higher utility costs for increased consumption and increased rates from suppliers.

Core economic occupancy increased to 92.5% from 88.0% due to the leasing activity discussed above. As of September 30, 2006, 10.9% of the total office square footage leased is scheduled to expire in the next 12 months. During the 2006 Period, 70.2% of the square feet that expired was renewed and we executed leases for 515,000 square feet with a 7.8% increase in rental rates.

Medical Office Sector

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$13,587	$13,540	$47	0.3%
Non-core (1)	3,953	—	3,953	100.0%

Total Real Estate Rental Revenue	$17,540	$13,540	$4,000	29.5%

Real Estate Expenses
Core	$3,581	$3,481	$100	2.9%
Non-core (1)	1,496	—	1,496	100.0%

Total Real Estate Expenses	$5,077	$3,481	$1,596	45.8%

Net Operating Income
Core	$10,006	$10,059	$(53)	(0.5)%
Non-core (1)	2,457	—	2,457	100.0%

Total Net Operating Income	$12,463	$10,059	$2,404	23.9%

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core	98.8%	98.4%
Non-core (1)	99.8%	—

Total	99.0%	98.4%

(1)	Non-core properties include:

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized $12.5 million of NOI in the 2006 Period compared to $10.1 million in the 2005 Period, an increase of 23.9%. This increase was due primarily to the acquisitions in 2006 which contributed $2.5 million or 19.76% of the total NOI.

Core medical office NOI decreased slightly in the 2006 Period due to flat rental revenue and a small increase in real estate expenses driven by higher utility costs.

Core economic occupancy was 98.8% in the 2006 Period compared to 98.4% in the 2005 Period. As of September 30, 2006, 8.9% of the total medical office square footage is scheduled to expire in the next 12 months. During the 2006 Period, 83.1% of the square feet that expired was renewed and we executed leases for 65,900 square feet with a 22.0% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Retail Sector

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$23,117	$21,129	$1,988	9.4%
Non-core (1)	4,671	2,359	2,312	98.0%

Total Real Estate Rental Revenue	$27,788	$23,488	$4,300	18.3%

Real Estate Expenses
Core	$5,058	$4,730	$328	6.9%
Non-core (1)	855	373	482	129.2%

Total Real Estate Expenses	$5,913	$5,103	$810	15.9%

Net Operating Income
Core	$18,059	$16,399	$1,660	10.1%
Non-core (1)	3,816	1,986	1,830	92.1%

Total Net Operating Income	$21,875	$18,385	$3,490	19.0%

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core	99.2%	97.0%
Non-core (1)	84.9%	100.0%

Total	96.4%	97.3%

(1)	Non-core properties include:

2006 acquisitions – Randolph Shopping Center and Montrose Shopping Center

2005 acquisition – Frederick Crossing

Retail sector NOI increased in the 2006 Period to $21.9 million from $18.4 million in the 2005 Period. This $3.5 million (19.0%) increase was primarily due to the $1.7 million increase in core real estate NOI and the $1.8 million increase in NOI contributed by the acquisitions in 2005 and 2006. The increase in NOI from acquired properties reflects the ownership of Frederick Crossing for the entirety of the 2006 Period (property was acquired in late March 2005) and the May 2006 acquisitions of Randolph and Montrose Shopping Centers.

Core NOI increased due to a $2.0 million increase in real estate revenue arising from an increase in rental rates due to the commencement of the Harris Teeter lease at Foxchase, combined with a 220 basis point increase in occupancy due to the leasing activity across the portfolio. Core real estate expenses increased $0.3 million due to higher real estate taxes.

Core retail occupancy increased to 99.2%% in the 2006 Period from 97.0% in the 2005 Period with an 8.7% increase in rental rates. As of September 30, 2006, 10.5% of the total retail square footage is scheduled to expire in the next 12 months. During the 2006 Period, 89.0% of the square feet that expired was renewed and we executed leases for 109,400 square feet with a 20.3% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Multifamily Sector

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$24,100	$22,867	$1,233	5.4%

Real Estate Expenses
Core/Total	$9,726	$9,515	$211	2.2%

Net Operating Income
Core/Total	$14,374	$13,352	$1,022	7.7%

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core/Total	91.9%	93.6%

Multifamily NOI was $1.0 million higher in the 2006 Period compared to the same period in 2005 due to a $1.2 million increase in rental revenue offset somewhat by a $0.2 million increase in real estate expenses. Revenue was higher due to a 6.5% increase in rental rates offset slightly by a 170 basis point decrease in occupancy resulting from a large group of tenants vacating from the Ashby at McLean at the end of their diplomatic assignment and several off-line units at both Bethesda Hill and Munson Hill for planned renovations. The increase in real estate expenses was for higher repairs and maintenance expenses and utilities.

Industrial Sector

	Period Ended September 30,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$22,587	$22,450	$137	0.6%
Non-core (1)	5,952	1,156	4,796	414.9%

Total Real Estate Rental Revenue	$28,539	$23,606	$4,933	20.9%

Real Estate Expenses
Core	$5,181	$5,105	$76	1.5%
Non-core (1)	1,629	260	1,369	526.5%

Total Real Estate Expenses	$6,810	$5,365	$1,445	26.9%

Net Operating Income
Core	$17,406	$17,345	$61	0.4%
Non-core (1)	4,323	896	3,427	382.5%

Total Net Operating Income	$21,729	$18,241	$3,488	19.1%

	Period Ended September 30,
	2006	2005
Economic Occupancy
Core	93.1%	94.2%
Non-core (1)	94.7%	96.9%

Total	93.5%	94.3%

(1)	Non-core properties include:

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisition – Coleman Building, Albemarle Point industrial buildings

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

The industrial sector recognized NOI of $21.7 million in the 2006 Period which was $3.5 million (19.1%) greater than in the 2005 Period due to the acquisitions in 2006 and 2005. These acquisitions contributed $4.3 million or 19.9% of the total industrial sector NOI.

Core property NOI was flat due to a slight increase in rental revenue offset somewhat by a slight increase in real estate expenses. Core rental revenue increased due to a 2.6% rise in rental rates offset by a 110 basis point decrease in occupancy primarily due to a single tenant that vacated at Sully Square.

As of September 30, 2006, 12.3% of the total industrial square feet was scheduled to expire in the next 12 months. During the 2006 Period, 81.0% of the square feet that expired was renewed and we executed leases for 636,600 square feet with a 13.2% increase in rental rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations, our unsecured credit facilities and the public offering of shares of beneficial interest. As of September 30, 2006, we had approximately $11.8 million in cash and cash equivalents and $124.2 million available for borrowing under our unsecured credit facilities. Acquisition related borrowings during the 2006 Quarter totaled $65.0 million, including $28.0 million in August for 6565 Arlington Boulevard, $25.0 million in August for West Gude, Ridges and Crescent, and $12.0 million in July for 15005 Shady Grove Road. An additional $52.0 million was borrowed in August to pay off the $50.0 million of 7.25% unsecured notes, plus accrued interest, due August 13, 2006, $6.5 million was borrowed in July to pay off the mortgage at Fullerton Industrial Center, and $20.0 million was borrowed during the quarter to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

On July 26, 2006, we repaid $37.5 million outstanding on these borrowings using a portion of the proceeds from the July 2006 sale of the $50.0 million of 5.95% unsecured notes due June 15, 2011. On September 11, 2006, we repaid $97.0 million outstanding on these borrowings using a portion of the proceeds from the September 2006 public offering of $110.0 million of contingently convertible senior notes due September 15, 2026. Of these borrowings, $28.0 million remained outstanding at September 30, 2006.

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

As we review the results of the first nine months and anticipate the business activity for the remainder of 2006, we expect to complete the year with significant capital requirements revised from previous estimates. For the twelve months ended December 31, 2006, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $42.0 million to invest in our existing portfolio of operating assets, including approximately $10.0 million to fund tenant-related capital requirements;

•	Approximately $56.6 million to invest in our development projects;

•	Approximately $303.0 million to fund our expected property acquisitions;

•	Repayment of $50.0 million in Notes due August, 2006.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at September 30, 2006 is summarized as follows (in thousands):

Fixed rate mortgages	$238,051
Unsecured credit facilities	28,000
Unsecured notes payable	728,216

Total debt	$994,267

The $238.1 million in fixed rate mortgages, which includes $3.3 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.9% at September 30, 2006 and had a weighted average maturity of 5.6 years.

Our primary external source of liquidity is our two revolving credit facilities. At September 30, 2006 we could borrow up to $155.0 million under these lines which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $85.0 million unsecured credit facility expiring in July 2007. Credit Facility No. 2 is a three-year $70.0 million unsecured credit facility that expires in July 2008. On November 2, 2006, subsequent to the end of the third quarter 2006, we entered into a new, unsecured revolving credit facility of $200.0 million with Wells Fargo Bank, National Association, as Lead Arranger, The Royal Bank of Scotland PLC, as Syndication Agent, and The Bank of New York, as the Documentation Agent. This facility replaces Credit Facility No. 1. Interest only payments are due on a monthly basis until the maturity of this facility on November 2, 2010.

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

September 30, 2006

(UNAUDITED)

On October 3, 2005, we reopened our series of 5.35% senior unsecured notes due May 1, 2015 and issued an additional $100.0 million of notes at an effective yield of 5.49%. We used $93.5 million of the $98.1 million proceeds from the sale of these notes to repay borrowings under our lines of credit and the remainder for general corporate purposes.

On June 6, 2006 we issued $100.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961%. We used the net proceeds from the sale of the notes of $99.4 million to repay borrowings on our lines of credit.

On July 26, 2006, we reopened our series of 5.95% senior unsecured notes due June 15, 2011 and issued an additional $50 million of notes at an effective yield of 5.917%. We used the $49.8 million net proceeds from the sale of these notes to repay borrowings under our lines of credit and for general corporate purposes.

On September 11, 2006, we issued $100.0 million of 3.875% senior convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were sold at an issue price of 99.5% of par, resulting in an effective interest rate of 3.89%. The notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial exchange price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. On or after September 20, 2011, we may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

We anticipate that over the near term, interest rate fluctuations will have minimal effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from June 2008 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
6.74% notes due 2008	60,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026	110,000
7.25% notes due 2028	50,000

$730,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2005 10-K. Effective as of June 30, 2006, we amended our credit agreement with JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A., (Credit Facility No. 1), to revise the financial covenant ratio of the value of unencumbered assets to consolidated unsecured indebtedness (as defined in the agreement) from 1.82 to 1.67 and the ratio of consolidated total indebtedness to total capitalization (as defined in the agreement) from 55% to 60%. All of the aforementioned covenants were met as of September 30, 2006.

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

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Common dividends	$18,567	$16,955	$54,106	$50,397
Minority interest distributions	34	33	101	98

	$18,601	$16,988	$54,207	$50,495

Dividends paid for the 2006 Quarter and Period increased as a direct result of a dividend rate increase from $0.4025 per share in September 2005 to $0.4125 per share in September 2006 as well as an increase of 2.745 million shares outstanding as a result of our equity offering on June 6, 2006.

Acquisitions and Development

As of September 30, 2006 we had acquired six medical office properties, three office properties, three industrial properties and two retail centers in 2006; and one each retail, industrial, office/industrial and parcel for development of an office property in 2005. The purchase price of these acquisitions was $105.9 million, $112.0 million, $34.8 million and $50.3 million, respectively for the 2006 acquisitions, and $44.8 million, $8.8 million, $66.8 million and $24.7 million, respectively for the 2005 acquisitions. Of the total $303.0 million in 2006 acquisitions, $211.5 million was financed through borrowings on our lines of credit which were later repaid, with the exception of the $28.0 million currently outstanding, using the net proceeds of the debt and equity offerings completed in June, July and September 2006, as discussed in Note 5 – Unsecured Lines of Credit Payable and Note 6 – Notes Payable. Of the remaining $91.5 million in acquisition cost, $76.6 million was financed through the assumption of loans discussed in Note 4 - Mortgage Notes Payable, and $14.9 million came from general corporate funds. The retail acquisition in 2005 was financed through the assumption of a loan in the amount of $24.3 million, escrowed proceeds from the disposition of Tycon Plaza II, Tycon Plaza III and 7700 Leesburg Pike in February, 2005 and line of credit borrowings. The industrial acquisition in 2005 was funded with escrowed proceeds from the aforementioned dispositions and through line of credit borrowings; and the office/industrial acquisition in 2005 was funded with line of credit borrowings and from general corporate funds. The acquisition of the parcel for development was funded through line of credit borrowings and escrowed proceeds from the disposition of Pepsi Distribution Center in September 2005. All outstanding amounts under our credit facilities, related to the 2005 acquisitions, prior to the acquisition of the development parcel, were then paid off with the proceeds of the debt issuances in April and October of 2005.

As of September 30, 2006, we had funded $99.6 million, in development and land costs, on three major development projects - Rosslyn Towers, South Washington Street and Dulles Station — and one major redevelopment project at Foxchase Shopping Center. Investment during the 2006 Quarter on these projects totaled $19.9 million compared to $5.9 million in the 2005 Quarter.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended September 30,
	2006	2005	Change
Cash provided by operating activities	$65.3	$62.8	$2.5
Cash used in investing activities	$(298.2)	$(61.6)	$236.6
Cash provided by (used in) financing activities	$239.8	$(0.2)	$240.0

Operations generated $65.3 million of net cash in the 2006 Period compared to $62.8 million of net cash generated during the comparable period in 2005. The slight increase in cash flow was due primarily to the timing of payment of expenses.

Our investing activities used net cash of $298.2 million in the 2006 Period compared to $61.6 million used in the 2005 Period. This was due primarily to $226.3 million for the purchase of six medical office properties, three general purpose office properties, three industrial properties and two retail centers. With those acquisitions, we assumed mortgages totaling $76.6 million and $24.3 million in the 2006 and 2005 Periods, respectively, which were non-cash acquisition costs. We also had capital improvements to real estate of $28.1 million, $7.1 million more than the 2005 Period and development costs which were $42.9 million compared to $11.5 million in the 2005 Period, for our development and redevelopment projects at Rosslyn Towers, South Washington Street, Dulles Station and Foxchase Shopping Center.

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

(UNAUDITED)

Our financing activities provided net cash of $239.8 million in the 2006 Period compared to $0.2 million used in the 2005 Period. In June, 2006 we completed a public offering of 2.745 million common shares of beneficial interest which provided $90.9 million and we issued $100.0 million five-year 5.95% unsecured notes which provided $99.4 million and we issued $100 million in convertible senior notes with a coupon of 3.875%, which raised $96.7 million, net and the issuance of an additional $10 million of the convertible senior notes for the underwriters over allotment which raised an additional $9.7 million (See Note 6 – Notes Payable). Using those proceeds, we repaid all but $28 million of the borrowings made throughout the 2006 Period for the acquisitions described above.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Earnings to fixed charges	1.7x	2.0x	1.7x	2.0x
Debt service coverage	2.8x	3.0x	2.8x	3.1x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2006	2005	2006	2005
Net income	$10,230	$13,461	$28,580	$66,571
Adjustments:
Gain on property disposition	—	(3,038)	—	(37,011)
Other income from property settlement	—	—	—	(504)
Depreciation and amortization	14,138	11,950	39,031	35,350
Discontinued operations depreciation & amortization	—	56	65	188

FFO as defined by NAREIT	$24,368	$22,429	$67,676	$64,594

WASHINGTON REAL ESTATE INVESTMENT TRUST

September 30, 2006

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

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

(a) Exhibits

4. Instruments Defining Rights of Security Holders

(cc) Form of 3.875% Senior Convertible Notes due September 15, 2026. (1)

(dd) Officers’ Certificate establishing the terms of the Notes, dated September 11, 2006 (1)

(ee) Form of additional 3.875% Senior Convertible Notes due September 15, 2026 (2)

12. Computation of Ratios

31. Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a) Certification – Chief Executive Officer

(b) Certification – Senior Vice President

(c) Certification – Chief Financial Officer

32. Sarbanes-Oxley Act of 2002 section 906 Certification

(a) Written Statement of Chief Executive Officer, Senior Vice President and Chief Financial Officer

(1)	Incorporated herein by reference to the Trust’s Form 424B5 filed September 11, 2006.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8 K filed September 26, 2006.

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

Date: November 9, 2006