Form 10-K
period 2006-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2007-03-01
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For fiscal year ended December 31, 2006

COMMISSION FILE NO. 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State of incorporation)	(IRS Employer Identification Number)

6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND	20852
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code (301) 984-9400

Securities registered pursuant to Section 12(b) of the Act: None

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

As of February 23, 2007 45,042,185 Shares of Beneficial Interest were outstanding. As of June 30, 2006, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,653,042,190 (based on the closing price of the stock on June 30, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

The Trust

Washington Real Estate Investment Trust (“WRIT,” the “Trust,” or the “company”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real properties in the greater Washington metro region. We own a diversified portfolio of general purpose office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We did not dispose of any of our properties in 2006, and we distributed all of our 2006, 2005, and 2004 ordinary taxable income to our shareholders. In 2005, $33.5 million of the gains from the property disposal were reinvested in replacement properties and approximately $3.5 million of the gains were distributed to shareholders. Gains from the property disposed in 2004 were distributed to shareholders. No provision for income taxes was necessary in 2006, 2005, or 2004. Over the last five years, dividends paid per share have been $1.64 for 2006, $1.60 for 2005, $1.55 for 2004, $1.47 for 2003, and $1.39 for 2002.

We generally incur short-term floating rate debt in connection with the acquisition and development of real estate. As market conditions permit, we replace the floating rate debt with fixed-rate secured loans or unsecured senior notes, or repay the debt with the proceeds of sales of equity securities. We may acquire one or more properties in exchange for our equity securities or operating partnership units which are convertible into WRIT shares.

Our geographic focus is based on two principles:

1.	Real estate is a local business and is more effectively selected and managed by owners located, and with expertise, in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and diversified enough to withstand downturns in their primary industry.

We consider markets to be local if they can be reached from the Washington centered market within two hours by car. Our Washington centered market reaches north to Philadelphia, Pennsylvania and south to Richmond, Virginia. While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we will and have considered investments within the two-hour radius described above. We will also consider opportunities to duplicate our Washington focused approach in other geographic markets which meet the criteria described above.

All of our Trustees, officers and employees live and work in the greater Washington metro region and our officers average over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 47.

The Greater Washington Metro Area Economy

The Washington metro region is currently the 8th largest metropolitan statistical area in the United States. 2006 proved to be another year of strong performance for the greater Washington metro region with the professional and business services sectors fueling job growth. The region’s labor market economic indicators verify the strength of the region’s economy with the unemployment rate at 3.0% for the 12 months ended November 2006, which is the lowest rate among all of the nation’s largest metro areas and well below the national average of 4.5%. The U.S. Department of Labor, Bureau of Labor Statistics, reported the metropolitan Washington region experienced above average job growth by adding 66,200 jobs through the 12 months ended November 2006, 21% above the long-term average of 54,800. According to the Center for Regional Analysis (“CRA”) at George Mason University, the increase in jobs were concentrated in the professional and business services and high value-added occupations in health, education, and finance which accounted for 63.4% of the gains.

While there have been shifts among its core industries, the Washington metro area has a robust economy that continues to grow. The professional and business services, education and health services, and retail trade are the core industries that experienced the most job growth in the greater Washington metro economy. In 2005, the Federal government, professional and business services, and transportation were the sectors that led job growth. Federal government employees are pursuing higher paid jobs as contractors, fueling growth in professional and business services. While analysts project a shift in Congress’ focus, overall Federal procurement spending should remain high in the region, but will taper off from the growth levels experienced in 2004 and 2005. The Washington area’s gross regional product (“GRP”) was $334.8 billion in 2006, a 4% increase compared to 2005. Over one-third of the area’s GRP was generated by the Federal government. We believe regional job growth in 2007 will continue to be driven by professional and business services firms, including government contractors. CRA projects the economy will add 56,600 new jobs in 2007 and forecast GRP growth of 3.5% for the Washington metro area in 2007.

Greater Washington Metro Region Real Estate Markets

The robust economy in the greater Washington metro region has translated into stronger relative real estate market performance in each of our sectors, compared to other national metropolitan regions as reported by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property types including office, industrial, retail and apartments:

Office and Medical Office Sectors

•	Rents rose 2.7% in 2006 in the region, and rents are expected to rise 2.5% in 2007.

•	Vacancy was 8.5% at year-end 2006, up from 7.9% at year-end 2005 and down from 9.2% at year-end 2004. The region has the fifth lowest vacancy rate of large metro areas in the United States.

•	The overall vacancy rate is projected to increase to 9.4% in the District over the next two years due to increased supply – still below the national average of 10.4%.

•	Net absorption totaled 6.8 million square feet, down from 7.6 million square feet in 2005.

•	Of the 16.8 million square feet of office space under construction at year-end 2006, 35% is pre-leased.

Multifamily Sector

•	Overall, apartment rents increased 4.7% in the greater Washington metro region in 2006.

•	Delta reports that given modest vacancy rates and solid rent growth, prospects for the apartment market in the Washington market are excellent.

Grocery-Anchored Retail Centers Sector

•	Steady vacancy rates at 2.3% at year-end 2006 compared to 2.9% at year-end 2005.

•	Rental rates at grocery-anchored centers increased 5.7% in 2006.

Industrial/Flex Sector

•	Average industrial rents increased 2.8% in the greater Washington/Baltimore region in 2006.

•	Rents are projected to increase 1.5-2.5% in 2007, as market conditions remain favorable.

•	Vacancy was 9.8% at year-end 2006, up from 9.4% at year-end 2005 and down from 10.4% at year-end 2004.

•	Of the 10.1 million square feet of industrial space under construction at year-end 2006, 21% is pre-leased, compared to 5.1 million and 34%, respectively, at year-end 2005.

WRIT PORTFOLIO

As of December 31, 2006, we owned a diversified portfolio of 82 properties consisting of 24 general purpose office properties, 13 medical office properties, 14 retail centers, 9 multifamily properties, 22 industrial/flex properties and land held for development. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2006, 2005 and 2004 and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2006 were as follows:

Percent Leased*		Real Estate Rental Revenue*
December 31, 2006		2006	2005	2004
93%	Office buildings	40%	40%	45%
99%	Medical office buildings	11	10	8
96%	Retail centers	17	17	16
94%	Multifamily	15	16	17
93%	Industrial	17	17	14

		100%	100%	100%

* Data excludes discontinued operations.

On a combined basis, our portfolio was 94% leased at December 31, 2006, 94% leased at December 31, 2005 and 92% leased at December 31, 2004.

Total rental revenue from continuing operations was $219.7 million for 2006, $190.0 million for 2005 and $171.6 million for 2004. During the three year period ended December 31, 2006, we acquired four general purpose office buildings, eight medical office buildings, three retail centers and seven industrial properties. During that same time frame, we sold three office buildings and one industrial property. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 3.5% of revenue in 2006, 3.3% of revenue in 2005, and 3.3% of revenue in 2004. All Federal government tenants in the aggregate accounted for approximately 2.3% of our 2006 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, Secret Service, Federal Aviation Administration, NASA and the National Institutes of Health. WRIT’s larger non-federal government tenants include the World Bank, Sunrise Senior Living, Inc., Sun Microsystems, INOVA Health Systems, URS Corporations, George Washington University, Lockheed Corporations, United Communications Group and Westat.

We expect to continue investing in additional income producing properties. We only invest in properties which we believe will increase in income and value. Our properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

We have recently engaged in ground-up development in order to further strengthen our portfolio with long-term growth prospects. We currently have three ground-up development projects underway. The first is a 224-unit apartment property in Arlington, VA, referred to as Bennett Park, formerly Rosslyn Towers, with completion of the mid-rise building expected in the second quarter 2007 and the high-rise building expected in the third quarter 2007. The second is a 75-unit apartment property in Alexandria, VA referred to as The Clayborne Apartments, formerly South Washington Street, with completion expected in the third quarter of 2007. The third is our December 2005 acquisition of Dulles Station in Herndon, VA. The property is entitled for two office buildings totaling 540,000 square feet. The completion of the first 180,000 square foot office building is expected in the third quarter 2007 and construction of the 360,000 square foot second building is expected to commence sometime in 2008 or 2009, depending on market conditions.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2006, 2005, and 2004 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 22, 2007, we had 282 employees including 199 persons engaged in property management functions and 83 persons engaged in corporate, financial, leasing, asset management and other functions.

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

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our "shareholders." This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 47.

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

•	the economic health of our tenants and the ability to collect rents.

We are dependent upon the economic climate of the Washington metropolitan region.

All of our properties are located in the Washington metropolitan region which exposes us to a greater amount of risk than if we were geographically diverse. General economic conditions and local real estate conditions in our geographic region may be dependent upon one or more industries, thus, a downturn in one of the industries may have a particularly strong effect. In particular, economic conditions in our market are directly affected by Federal government spending in the region. In the event of reduced Federal spending or negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to make distributions to our shareholders.

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

•

even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations have findings that are unacceptable;

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

The ground-up development of Bennett Park, formerly Rosslyn Towers, The Clayborne Apartments, formerly South Washington Street, and Dulles Station, as opposed to renovation and redevelopment of an existing property, is a relatively new activity for WRIT. Developing properties, in addition to the risks historically associated with our business, presents a number of new and additional risks for us, including risks that:

•

the development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred, if we are unable to obtain all necessary zoning and other required governmental permits and authorizations or abandon the project for any other reason;

•

the development and construction costs of the project may exceed original estimates due to increased interest rates and increased materials, labor, leasing or other costs, which could make the completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	construction and/or permanent financing may not be available on favorable terms or may not be available at all, which may cause the cost of the project to increase and lower the expected return;

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the trading price of our common shares, and ability to satisfy our debt service obligations and to pay dividends to shareholders.

We face potential difficulties or delays renewing leases or re-leasing space.

From 2007 through 2011, leases on our commercial properties will expire on a total of approximately 69% of our leased square footage as of December 31, 2006, with leases on approximately 11% of our leased square footage expiring in 2007, 12% in 2008, 15% in 2009, 18% in 2010 and 13% in 2011. We derive substantially all of our income from rent received from tenants. Also, if our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2006, 2005 and 2004, the residential tenant retention rate was 68%, 57% and 59%, respectively.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an "all risk" basis, which is in full force and effect until renewal in September 2007. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in some of our corporate governance and accounting practices. In addition, the New York Stock Exchange has promulgated a number of regulations. We expect these laws, rules and regulations to increase our legal and financial compliance costs and to continue to make some activities more difficult, time consuming and costly. We also expect these rules and regulations to continue to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we incur significantly higher costs to obtain coverage. These laws, rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of trustees, particularly to serve on our audit committee, and qualified executive officers.

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

As with any public company, a number of factors may adversely influence the public market price of our common shares, many of which are beyond our control. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in WRIT, in comparison to other REITs;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares; and

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

Provisions of the Maryland General Corporation Law, or the MGCL, may limit a change in control of our company.

There are several provisions of the Maryland General Corporation Law, or the MGCL, that may limit the ability of a third party to acquire a change in control of our company, including:

•

a provision where a corporation is not required to engage in any business combination with any “interested stockholder,” defined as any holder or affiliate of any holder of 10% or more of the corporation’s stock, for a period of five years pursuant to that holder becoming an “interested stockholder;”

•

a provision where the voting rights of “control shares” acquired in a “control share acquisition,” as defined in the law, may be restricted, such that the “control shares” have no voting rights, except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.

These provisions may delay, defer, or prevent a transaction or a change in control of our company that may involve a premium price for holders of our common stock or otherwise be in their best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2006, which consisted of 82 properties.

As of December 31, 2006, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/06
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	99%
51 Monroe Street	Rockville, MD	1979	1975	210,000	100%
515 King Street	Alexandria, VA	1992	1966	76,000	84%
The Lexington Building	Rockville, MD	1993	1970	46,000	50%
The Saratoga Building	Rockville, MD	1993	1977	58,000	100%
Brandywine Center	Rockville, MD	1993	1969	35,000	94%
6110 Executive Boulevard	Rockville, MD	1995	1971	198,000	95%
1220 19th Street	Washington, D.C.	1995	1976	102,000	100%
Maryland Trade Center I	Greenbelt, MD	1996	1981	184,000	97%
Maryland Trade Center II	Greenbelt, MD	1996	1984	158,000	90%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	94%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999[1]	523,000	88%
600 Jefferson Plaza	Rockville, MD	1999	1985	112,000	91%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	100%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	97%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	85%
Courthouse Square	Alexandria, VA	2000	1979	113,000	100%
One Central Plaza	Rockville, MD	2001	1974	267,000	91%
The Atrium Building	Rockville, MD	2002	1980	80,000	94%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
Albemarle Point	Chantilly, VA	2005	2001	89,000	95%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	140,000	82%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	289,000	95%
The Ridges	Gaithersburg, MD	2006	1990	104,000	100%

Subtotal				3,542,000	93%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	100%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	99%
Alexandria Professional Center	Alexandria, VA	2006	1968	113,000	100%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	100%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	100%
15005 Shady Grove Road	Rockville, MD	2006	2002	52,000	100%
The Crescent	Gaithersburg, MD	2006	1989	49,000	88%

Subtotal				873,000	99%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	151,000	90%
Concord Centre	Springfield, VA	1973	1960	76,000	98%
Wheaton Park	Wheaton, MD	1977	1967	72,000	100%
Bradlee	Alexandria, VA	1984	1955	168,000	100%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	99%
Shoppes of Foxchase[2]	Alexandria, VA	1994	1960	128,000	99%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable* Square Feet	Percent Leased 12/31/06
Retail Centers (continued)
Frederick County Square	Frederick, MD	1995	1973	227,000	99%
800 S. Washington Street[3]	Alexandria, VA	1998/2003	1955/1959	44,000	95%
Centre at Hagerstown	Hagerstown, MD	2002	2000	332,000	100%
Frederick Crossing	Frederick, MD	2005	1999/2003	295,000	100%
Randolph Shopping Center	Rockville, MD	2006	1972	82,000	93%
Montrose Shopping Center	Rockville, MD	2006	1970	143,000	67%

Subtotal				2,016,000	96%

Multifamily Buildings / # units
3801 Connecticut Avenue / 306	Washington, D.C.	1963	1951	179,000	94%
Roosevelt Towers / 190	Falls Church, VA	1965	1964	170,000	94%
Country Club Towers / 227	Arlington, VA	1969	1965	163,000	94%
Park Adams / 200	Arlington, VA	1969	1959	173,000	96%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	94%
The Ashby at McLean / 254	McLean, VA	1996	1982	252,000	93%
Walker House Apartments / 212	Gaithersburg, MD	1996	1971/2003[4]	159,000	96%
Bethesda Hill Apartments / 194	Bethesda, MD	1997	1986	226,000	86%
Avondale / 237	Laurel, MD	1999	1987	170,000	96%

Subtotal (2,099 units)				1,751,000	94%

Industrial/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980/1982	104,000	91%
Charleston Business Center	Rockville, MD	1993	1973	85,000	93%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	166,000	90%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	100%
The Earhart Building	Chantilly, VA	1996	1987	92,000	100%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	100%
Ammendale Technology Park II	Beltsville, MD	1997	1986	107,000	77%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	100%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	787,000	93%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	96%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	53%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	244,000	73%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	99%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004	1999-2004	324,000	100%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	207,000	100%
Hampton Overlook	Capital Heights, MD	2006	1989	134,000	100%
Hampton South	Capital Heights, MD	2006	1989/2005	168,000	100%
9950 Business Parkway	Lanham, MD	2006	2005	102,000	79%

Subtotal				3,624,000	93%

TOTAL				11,806,000

[1]	A 49,000 square foot addition to 7900 Westpark Drive was completed in September 1999.

[2]	Development on approximately 60,000 square feet of the center was completed in December 2006.

[3]	South Washington Street includes 718 E. Jefferson Street, acquired in May 2003 to complete the ownership of the entire block of 800 S. Washington Street.

[4]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 45,800 shareholders.

The high and low sales price for our shares for 2006 and 2005, by quarter, and the amount of dividends we paid per share are as follows:

Quarter	Dividends Per Share	Quarterly Share Price Range
		High	Low
2006
Fourth	$.4125	$43.40	$38.36
Third	$.4125	$41.89	$35.90
Second	$.4125	$39.17	$33.70
First	$.4025	$36.61	$30.06

2005
Fourth	$.4025	$32.00	$28.36
Third	$.4025	$33.69	$29.42
Second	$.4025	$32.54	$28.70
First	$.3925	$33.95	$27.65

We have historically paid dividends on a quarterly basis. Dividends are normally paid based on our cash flow from operating activities.

During the period covered by this report, we did not sell equity securities without registration under the Securities Act.

Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a) (3)) made any repurchases of our shares during the fourth quarter of the fiscal years covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Real estate rental revenue	$219,662	$190,046	$171,646	$153,576	$141,136
Income from continuing operations	$38,661	$40,443	$40,641	$40,558	$41,725
Discontinued Operations:
Income from operations of properties sold or held for sale	—	$184	$3,894	$4,329	$6,273
Gain on property disposed	—	$37,011	$1,029	—	$3,838
Net income	$38,661	$77,638	$45,564	$44,887	$51,836
Income per share from continuing operations—diluted	$0.88	$0.96	$0.97	$1.02	$1.06
Earnings per share—diluted	$0.88	$1.84	$1.09	$1.13	$1.32
Total assets	$1,531,265	$1,139,159	$1,012,393	$928,089	$756,299
Lines of credit payable	$61,000	$24,000	$117,000	—	$50,750
Mortgage notes payable	$237,073	$169,617	$173,429	$142,182	$86,951
Notes payable	$728,255	$518,600	$319,597	$374,493	$264,610
Shareholders’ equity	$441,931	$380,305	$366,009	$378,748	$326,177
Cash dividends paid	$72,681	$67,322	$64,836	$58,605	$54,352
Cash dividends declared and paid per share	$1.64	$1.60	$1.55	$1.47	$1.39
*	See footnote 3 which indicates the Company’s acquisitions and dispositions as such activity impacts the comparability of the information year to year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2006, we owned a diversified portfolio of 82 properties, consisting of 14 retail centers, 24 general purpose office properties, 13 medical office properties, 22 industrial/flex properties, 9 multi-family properties encompassing in the aggregate 11.8 million net rentable square feet, and land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses excluding depreciation. It is a supplemental measure to Net Income.

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

During 2006, we continued our long-standing strategy of focusing our investment in the greater Washington metro region, one of the most stable real estate markets in the country. The area’s economy continues to expand, but at a decelerating pace as growth rates have normalized from the accelerated growth experienced in 2004 and 2005. The region posted positive job growth of approximately 2.3% in the twelve months ended November 2006 and an unemployment rate of 3.0% compared to the national averages of 1.3% and 4.5%, respectively. The job growth occurred principally in the professional and business services, education and health, and retail trade sectors. Overall conditions in the region were strong in 2006, with Washington, D.C. remaining one of the top office and high-rise apartment investment markets in the country.

Overall occupancies, as well as our results in 2006, were primarily impacted by the $423.4 million in acquisitions we completed in 2006 and 2005, dispositions in 2005 of $37.0 million and the performance of our core portfolio (consisting of properties owned for the entirety of 2006 and the same time period in 2005) which improved compared to 2005.

The performance of our five operating segments generally reflected market conditions in our region:

•

The regional office market was steady during the year with overall vacancy increasing slightly due to increased supply. Northern Virginia and the District experienced strong absorption, while suburban Maryland’s market softened. The Washington metro region has the fifth lowest overall vacancy rate in the United States, among large metro areas; however, the overall vacancy rate for the region increased slightly to 8.6% from 7.9% one year ago. Our general purpose office portfolio was 92.1% occupied, for 2006, a significant improvement from the year 2005 at 87.9%.

•

The medical office market continues to be excellent with little to no new construction activity and strong demand. This is reflected in our medical office portfolio occupancy of 98.9% for the year 2006.

•

The neighborhood and community shopping center market remained strong in the region due to continued job growth, leading to high occupancies and strong sales. Our retail portfolio was 96.0% occupied for the year 2006.

•

The multifamily market is in strong condition due to job market and low unemployment rate combined with high barriers to entry that have kept the pipeline of on-coming apartment supply in check. The multifamily portfolio was 92.4% occupied for the year 2006.

•

The industrial market is still healthy, but has softened since last year. Rents have increased 2.6% while absorption has declined from 2005 levels. Our industrial portfolio experienced positive rental rate growth and was 93% occupied for the year 2006.

During 2006, we completed the redevelopment of the Shoppes at Foxchase, a retail shopping center anchored by the Harris Teeter grocery store. Development continued at Bennett Park, formerly Rosslyn Towers, which is a Class A high-rise and mid-rise apartment community located in Arlington, Virginia. We progressed on the development of The Clayborne Apartments, formerly South Washington Street, which is a Class A apartment building that includes additional retail space located in Alexandria, Virginia. Development began on the first phase of Dulles Station, which consists of 180,000 square feet of office space located in Herndon, Virginia. The development of Bennett Park, The Clayborne Apartments, and phase one of Dulles Station is anticipated to be complete during 2007.

Significant transactions during the two years ended December 31, 2006 are summarized below:

2006

•

The acquisition of six medical office properties for $105.9 million, adding approximately 336,000 square feet of rentable space, 98.3% leased at the end of 2006, three general purpose office properties for $112.0 million adding approximately 533,000 square feet of rentable space, 92.6% leased at the end of 2006, three industrial/flex properties for $34.8 million, adding approximately 404,000 square feet of rentable space, 82.3% leased at the end of 2006 and two retail centers, for $50.3 million, adding approximately 225,000 square feet of rentable space, 70.8% leased as of the end of 2006.

•	The completion of a public offering of 2,745,000 shares of beneficial interest priced at $34.40 per share raising $90.9 million, net.

•	The issuance of $150.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961% raising $149.6 million, net.

•

The issuance of $100 million in convertible senior notes with a coupon of 3.875%, raising $97.0 million, net and the issuance of an additional $10 million of the convertible senior notes upon the exercise of the underwriters over-allotment option, raising an additional $9.7 million, net.

•

The opening of a new, unsecured revolving credit facility of $200.0 million. This facility replaces Credit Facility No. 3. Under the new Credit Facility interest only payments are due on a monthly basis until the maturity of this facility on November 2, 2010.

•	The investment of $68.6 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,611,000 square feet of commercial space.

2005

•

The acquisition of one retail property, for $44.8 million, adding approximately 295,000 square feet of rentable retail space, 100% leased as of the end of 2005, one industrial property for $8.8 million, adding approximately 60,000 square feet of rentable industrial space, 100.0% leased as of the end of 2005 and one office and industrial property for $66.8 million, adding approximately 90,000 square feet of rentable office space and approximately 206,000 square feet of rentable industrial space, 97% leased as of the end of 2005. The $24.7 million acquisition of land for the development of a 540,000 square foot office complex.

•

The disposition of one industrial and three office properties, totaling approximately 480,000 square feet, for a gain of approximately $35.1 million and the recognition of a previously deferred gain of $1.9 million from the sale of an office property in November, 2004.

•	The extension and increase of our line of Credit Facility No. 1 until 2008 for $70 million.

•

The issuance of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359%, respectively. On October 3, 2005, we reopened the series of 5.35% senior unsecured notes and issued an additional $100 million of notes.

•	The investment of $17.3 million in the development and redevelopment of several properties.

•	The execution of new leases for 1,720,000 square feet of commercial space.

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

In July, 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. WRIT will adopt FIN 48 as of January 1, 2007, as required. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligation as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2006. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its defined benefit plan. See Note 8 to the consolidated financial statements for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “Absorption Cost”), (2) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

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

Under SFAS No. 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of December 31, 2006 there were no properties held for sale or classified as discontinued operations.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations, development or land held for future development, when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during the three-year period ended December 31, 2006.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2006 and 2005 ordinary taxable income to shareholders. $33.5 million of the gain from property disposed in 2005 was reinvested in replacement properties. Approximately $3.5 million of the gain from disposed property in 2005 was distributed to shareholders. No provision for income taxes was necessary during the three year period ended December 31, 2006.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. Fourteen properties were acquired during 2006, four properties were acquired during 2005 and four properties were acquired in 2004. There were no properties sold or classified as held for sale in 2006. Four properties were sold in 2005 and are classified as discontinued operations for the 2005 and 2004 Periods. One property was sold in 2004 and classified as discontinued operations for that year.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real Estate Rental Revenue is summarized as follows (all data in thousands except percentage amounts):

	2006	2005	2004	2006 vs 2005	% Change	2005 vs 2004	% Change
Minimum base rent	$196,922	$170,038	$154,956	$26,884	15.8%	$15,082	9.7%
Recoveries from tenants	19,029	15,482	11,989	3,547	22.9%	3,493	29.1%
Parking and other tenant charges	3,711	4,526	4,701	(815)	(18.0%)	(175)	(3.7%)

	$219,662	$190,046	$171,646	$29,616	15.6%	$18,400	10.7%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees and percentage rents.

Minimum base rent increased $26.9 million (15.8%) in 2006 as compared to 2005 and $15.1 million (9.7%) in 2005 as compared to 2004. The increase in minimum base rent in 2006 was due primarily to additional rent from properties acquired in 2005 and 2006 ($17.9 million), combined with a $9.0 million increase in minimum base rent from core properties due to rental rate increases in the office, multifamily, industrial and retail sectors and lower vacancies in the office sector. The increase in minimum base rent in 2005 was due primarily to the increase in rent from properties acquired in 2004 and 2005 ($12.5 million), combined with a $2.6 million increase in minimum base rent from core properties due to lower vacancies and rental rate increases in the retail, industrial and multifamily sectors.

A summary of economic occupancy for properties classified as continuing operations by sector follows:

Consolidated Economic Occupancy

Sector	2006	2005	2004	2006 vs 2005	2005 vs 2004
Office	92.1%	87.9%	89.2%	4.2%	(1.3%)
Medical Office	98.9%	98.4%	98.2%	0.5%	0.2%
Retail	96.0%	97.6%	94.8%	(1.6%)	2.8%
Multifamily	92.4%	93.2%	90.5%	(0.8%)	2.7%
Industrial	93.3%	94.5%	92.7%	(1.2%)	1.8%

Total	93.7%	92.3%	91.4%	1.4%	0.9%

Our overall economic occupancy increased 140 basis points in 2006 as compared to 2005 and increased 90 basis points in 2005 as compared to 2004. Property acquisitions and decreased vacancy in the office and medical office sectors, partially offset by higher vacancies in the retail, industrial and multifamily sectors, accounted for the increase in overall economic occupancy in 2006. Property acquisitions in the industrial and retail sectors and decreased vacancy in the multifamily sector, partially offset by higher vacancies in the office sector, accounted for the increase in overall economic occupancy in 2005. A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Recoveries from tenants increased $3.5 million (22.9%) in 2006 as compared to 2005 and $3.5 million (29.1%) in 2005 as compared to 2004. The increase in recoveries from tenants in 2006 was due primarily to properties acquired in 2006 and 2005 ($3.1 million) and increased recovery income from core properties ($0.4 million) due to higher operating expense, utilities, common area maintenance, real estate taxes. The increase in recoveries from tenants in 2005 was due primarily to increased recovery income from core properties ($1.7 million) due to higher operating expense, utilities, common area maintenance, real estate taxes and from properties acquired in 2005 and 2004 ($1.8 million).

Parking and other tenant charges decreased $0.8 million in 2006 as compared to 2005 and decreased $0.2 million in 2005 as compared to 2004. The decrease in parking and other charges in 2006 was driven by core properties due primarily to higher bad debt expense and lower percentage rent. The decrease in parking and other tenant charges for 2005 compared to 2004 was due primarily to lower percentage rent.

Real estate operating expenses

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2006	2005	2004	2006 vs 2005	% Change	2005 vs 2004	% Change
Property operating expenses	$48,933	$42,158	$37,266	$6,775	16.1%	$4,892	13.1%
Real estate taxes	18,335	15,958	14,062	2,377	14.9%	1,896	13.5%

	$67,268	$58,116	$51,328	$9,152	15.7%	$6,788	13.2%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses. Real estate operating expenses as a percentage of revenue were 30.6% for 2006, 30.6% for 2005 and 29.9% for 2004.

Properties acquired in 2005 and 2006 accounted for $4.8 million (70.8%) of the $6.8 million increase in 2006 property operating expenses. Core property operating expenses increased $2.0 million as a result of higher utility costs due largely to rate increases, increased administrative expenditures and higher repairs and maintenance costs. Real estate taxes increased $2.4 million due primarily to the properties acquired in 2005 and 2006, which accounted for $1.8 million (77.7%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Property acquisitions in 2004 and 2005 accounted for $2.1 million (43.5%) of the $4.9 million increase in property operating expenses in 2005. Core property operating expenses increased $2.9 million as a result of higher utility costs due largely to rate increases and an increase in the Montgomery County, MD energy tax, increased administrative expenditures and higher repairs and maintenance costs. Real estate taxes increased $1.9 million due primarily to property acquisitions, which accounted for $1.1 million (59.1%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2006	2005	2004	2006 vs 2005	% Change	2005 vs 2004	% Change
Depreciation and amortization	$54,170	$47,161	$39,309	$7,009	14.9%	$7,852	20.0%
Interest expense	47,846	37,743	34,500	10,103	26.8%	3,243	9.4%
General and administrative	12,622	8,005	6,194	4,617	57.7%	1,811	29.2%

	$114,638	$92,909	$80,003	$21,729	23.4%	$12,906	16.1%

Depreciation and amortization

The $7.0 million increase in depreciation and amortization expense in 2006 relative to 2005 was due substantially to acquisitions of $303.0 million and $145.1 million in 2006 and 2005, respectively.

The $7.9 million increase in depreciation and amortization expense in 2005 as compared to 2004 was due primarily to acquisition activity in both years. The increase in depreciation and amortization expense attributable to 2005 and 2004 acquisitions combined was $5.1 million (64.7%) of the total $7.9 million increase, due to the $145.1 million and $84.0 million acquisitions in 2005 and 2004, respectively.

Interest expense

Interest expense increased $10.1 million in 2006 compared to 2005 due to increased acquisition and development activity and increases in short term interest rates, partially offset by the refinancing of higher interest rate unsecured notes and mortgages. This activity was funded primarily by debt, including: (1) the issuance in June 2006 of $100.0 million of 5.95% unsecured notes due June 15, 2011 and $50.0 million of 5.95% unsecured notes due June 15, 2011, in September 2006 the issuance of $110.0 million of 3.875% senior convertible notes due September 15, 2026 as well as the issuance in April 2005 of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015 and in October 2005, the issuance of an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, (2) the increase in short-term borrowing on our lines of credit, and (3) the assumption of five mortgages totaling $76.1 million for the acquisitions of 9707 Medical Center Drive ($5.7 million), Plumtree Medical Center ($4.9 million), 15005 Shady Grove Road ($8.8 million), West Gude Drive ($33.9 million) and The Ridges and Crescent ($23.0 million), offset somewhat by an increase in capitalized interest of $2.7 million.

Interest expense increased $3.2 million in 2005 as compared to 2004 due to increased acquisition and development activity and increases in short term interest rates, partially offset by the refinancing of higher interest rate unsecured notes in November 2004, and higher rate mortgages repaid in 2005. This activity was funded with debt, including: (1) the issuance in April 2005 of $50.0 million of 5.05% senior unsecured notes due May 1, 2012 and $50.0 million of 5.35% senior unsecured notes due May 1, 2015 and in October 2005, the issuance of an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, (2) the increase in short-term borrowing on our lines of credit, and (3) the mortgage assumption of $24.3 million in March 2005 for the acquisition of Frederick Crossing Shopping Center. Capitalized interest on development projects increased by $0.4 million.

A summary of interest expense for the years ended December 31, 2006, 2005 and 2004 appears below (in millions):

Debt Type	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Notes payable	$36.2	$25.5	$24.5	$10.7	$1.0
Mortgages	11.8	11.2	9.7	0.6	1.5
Lines of credit/short-term note payable	3.6	2.1	1.0	1.5	1.1
Capitalized interest	(3.8)	(1.1)	(0.7)	(2.7)	(0.4)

Total	$47.8	$37.7	$34.5	$10.1	$3.2

General and administrative expense

The $4.6 million increase in general and administrative expense in 2006 was due to increased salary costs for the addition of the Chief Investment Officer in 2005 and subsequent severance costs associated with his departure in June, 2006 of $1.6 million, recognition of compensation expense for accelerated vesting of CEO share grants (upon the adoption of SFAS No. 123R) of $1.2 million, higher incentive compensation and staff salary increases related to the growth of our portfolio. Benefits expense also increased as a result of these staffing and compensation increases.

The $1.8 million increase in general and administrative expense in 2005 from 2004 was due primarily to increased salary costs for the addition of the Chief Investment Officer and other staff related to the growth of our portfolio. Benefits expenses also increased as a result of both this staffing and benefit rate increases. This was somewhat offset by decreases in reduced software maintenance and internal audit costs.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development, or distributed to our shareholders.

There were no discontinued operations for 2006. Discontinued operations for 2005 consist of the properties sold in February and September 2005. For 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. There was a gain of $1.9 million recognized in 2005 that had been previously deferred from the sale of Boone Boulevard.

On September 8, 2005 the Pepsi Distribution Center, an industrial property, was sold for $6.0 million resulting in a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account.

On February 1, 2005 we sold three office buildings, 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza II for $67.5 million with a gain on the sale of $32.1 million. Proceeds of $31.3 million were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. The remaining $31.0 million of the proceeds were used to pay down $31.0 million outstanding under Credit Facility No. 2.

On November 15, 2004, we sold 8230 Boone Boulevard for a sale price of $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which matured in November 2005. We recognized a gain on disposal of $1.0 million gain at the time of sale, and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” SFAS 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. The deferred gain was recognized in April, 2005.

In November 2004 we classified 7700 Leesburg, Tycon Plaza II, Tycon Plaza III and certain development rights and approvals related to Tycon Plaza III as held for sale as specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	2005	2004
Revenues	$656	$8,895
Property expenses	(401)	(3,217)
Depreciation and amortization	(71)	(1,784)

	$184	$3,894

Net operations of properties sold or held for sale decreased $0.2 million for 2006 compared to 2005 and $3.7 million for 2005 compared to 2004. The decrease from 2005 to 2006 was because there were no property sales in 2006 and the decrease in 2005 from 2004 was due primarily to the number and timing of the property sales within each year.

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

2006 Compared to 2005

The following tables of selected operating data provide the basis for our discussion of NOI in 2006 compared to 2005. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$191,464	$183,069	$8,395	4.6%
Non-core (1)	28,198	6,977	21,221	304.2%

Total Real Estate Rental Revenue	$219,662	$190,046	$29,616	15.6%

Real Estate Expenses
Core	$59,188	$56,682	$2,506	4.4%
Non-core (1)	8,081	1,434	6,647	463.5%

Total Real Estate Expenses	$67,269	$58,116	$9,153	15.7%

Net Operating Income
Core	$132,276	$126,387	$5,889	4.7%
Non-core (1)	20,117	5,543	14,574	262.9%

Total Net Operating Income	$152,393	$131,930	$20,463	15.5%

Reconciliation to Net Income
NOI	$152,393	$131,930
Other revenue	906	918
Other income from property settlement	—	504
Interest expense	(47,846)	(37,743)
Depreciation and amortization	(54,170)	(47,161)
General and administrative expenses	(12,622)	(8,005)
Discontinued operations (2)	—	184
Gain on Disposal	—	37,011

Net Income	$38,661	$77,638

Economic Occupancy	2006	2005
Core	93.9%	92.2%
Non-core (1)	92.3%	94.9%

Total	93.7%	92.3%

(1)	Non-core properties include:

2006 acquisitions—Hampton Overlook, Hampton South, Alexandria Medical Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges, The Crescent

2005 acquisitions—Frederick Crossing, Coleman Building and Albemarle Point

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals—Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

We recognized NOI of $152.4 million in 2006, which was $20.5 million (15.5%) greater than in 2005 due largely to our acquisitions of four office properties, six medical office properties, three retail centers and five industrial properties in 2005 and 2006, which added approximately 2,151,000 square feet of net rentable space. Acquired properties contributed $20.1 million in NOI in 2006 (13.2% of total NOI), a $14.6 million increase over 2005.

Core properties experienced a $5.9 million (4.7%) increase in NOI due to an $8.3 million increase in revenues offset by a $2.5 million increase in real estate expenses. Revenue was positively impacted by improvements in all lines of business due to rental rate growth across the portfolio (3.4%) and higher core occupancy in the office, retail and medical office sectors. The increase in core expenses was driven by the office, retail and multifamily sectors, which contributed $1.7, $0.4 and $0.4 million, respectively, in additional expense as a result of higher utilities, repairs and maintenance, operating services, and real estate taxes.

Overall economic occupancy increased from 92.3% in 2005 to 93.7% in 2006 due to higher core occupancy in the office and retail sectors and higher occupancy in our acquired office and medical office properties. Core economic occupancy increased 170 basis points due to a 400 basis point increase in the office sector and a 180 basis point increase in the retail sector offset somewhat by a 130 basis point decrease in the industrial sector and an 80 basis point decrease in the multifamily sector. During 2006, 78.0% of the commercial square footage expiring was renewed as compared to 70.2% in 2005 and 1,611,000 commercial square feet were leased at an average rental rate increase of 12.8%

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$80,113	$76,055	$4,058	5.3%
Non-core (1)	6,700	921	5,779	627.5%

Total Real Estate Rental Revenue	$86,813	$76,976	$9,837	12.8%

Real Estate Expenses
Core	$27,704	$26,015	$1,689	6.5%
Non-core (1)	2,160	262	1,898	724.4%

Total Real Estate Expenses	$29,864	$26,277	$3,587	13.7%

Net Operating Income
Core	$52,409	$50,040	$2,369	4.7%
Non-core (1)	4,540	659	3,881	588.9%

Total Net Operating Income	$56,949	$50,699	$6,250	12.3%

Economic Occupancy	2006	2005
Core	92.1%	88.1%
Non-core (1)	91.9%	80.7%

Total	92.1%	87.9%

(1)	Non-core properties include:

2006 acquisitions—6565 Arlington Blvd, West Gude Drive, The Ridges

2005 acquisitions—Albemarle Point Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2005 disposals—Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike

The office sector recognized NOI of $56.9 million which was $6.3 million (12.3%) higher than in 2005 due primarily to the $2.4 million increase in Core NOI and the NOI from acquired properties in 2006 which contributed $4.5 million (8.0% of total) to NOI.

Core office properties achieved a $2.4 million (4.7%) increase in NOI due to a $4.1 million increase in revenues offset somewhat by a $1.7 million increase in core real estate expenses. Core revenue was higher due to the 400 basis point increase in occupancy ($3.1 million) led by occupancy gains at Maryland Trade Center I and II, 1600 Wilson Boulevard, 1700 Research Boulevard, 600 Jefferson Plaza and 7900 Westpark, and rental rate increases ($1.7 million). This increase was offset somewhat by an increase in bad debt reserves ($0.3 million) and rent abatements ($0.3 million). The increase in real estate expenses was due to higher utility costs driven by escalating fuel rates, consumption and energy taxes, real estate tax expense that increased due to higher value assessments for properties across several tax jurisdictions and increased custodial costs associated with the increase in occupancy.

During 2006, 71.4% of the square footage that expired was renewed compared to 65.1% in 2005, excluding properties sold or classified as held for sale. During 2006, we executed new leases for 597,000 square feet of office space at an average rent increase of 9.1%.

Medical Office Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$18,094	$18,024	$70	0.4%
Non-core (1)	6,566	—	6,566	—

Total Real Estate Rental Revenue	$24,660	$18,024	$6,636	36.8%

Real Estate Expenses
Core	$4,759	$4,649	$110	2.4%
Non-core (1)	2,427	—	2,427	—

Total Real Estate Expenses	$7,186	$4,649	$2,537	54.6%

Net Operating Income
Core	$13,335	$13,375	$(40)	(0.3%)
Non-core (1)	4,139	—	4,139	—

Total Net Operating Income	$17,474	$13,375	$4,099	30.6%

Economic Occupancy	2006	2005
Core	98.8%	98.4%
Non-core (1)	99.2%	—

Total	98.9%	98.4%

(1)	Non-core properties include:

2006 acquisitions—Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector NOI increased from $13.4 million in 2005 to $17.5 million in 2006, an increase of $4.1 million or 30.6%. This was substantially due to the acquisitions made in 2006 which contributed $4.1 million to the NOI and added approximately 336,000 net rentable square feet to the portfolio.

Core medical office property NOI was flat. Revenues for core properties were positively impacted by a 40 basis point increase in occupancy and a 0.6% increase in rental rates. Expenses increased due to higher repair and maintenance costs.

During 2006, 87.7% of the square footage that expired was renewed compared to 74.7% in 2005. During 2006, we executed new leases for 119,900 square feet of medical office space at an average rent increase of 19.9%.

Retail Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$30,545	$28,425	$2,120	7.5%
Non-core (1)	6,718	3,482	3,236	92.9%

Total Real Estate Rental Revenue	$37,263	$31,907	$5,356	16.8%

Real Estate Expenses
Core	$6,718	$6,296	$422	6.7%
Non-core (1)	1,265	583	682	117.0%

Total Real Estate Expenses	$7,983	$6,879	$1,104	16.0%

Net Operating Income
Core	$23,827	$22,129	$1,698	7.7%
Non-core (1)	5,453	2,899	2,554	88.1%

Total Net Operating Income	$29,280	$25,028	$4,252	17.0%

Economic Occupancy	2006	2005
Core	99.1%	97.3%
Non-core (1)	84.2%	100.0%

Total	96.0%	97.6%

(1)	Non-core properties include:

2006 acquisitions—Randolph and Montrose Shopping Centers

2005 acquisition—Frederick Crossing

Retail sector NOI increased $4.3 million (17.0%) in 2006 due to the 2006 and 2005 acquisitions which contributed $5.4 million to NOI (18.6% of the total) and a $1.7 million increase in NOI from core properties. The core revenue increase was due to rental rate growth of 8.5% driven by the Harris Teeter lease at Shoppes at Foxchase and escalating market rates at other centers and a 180 basis point increase in occupancy across most of the remaining portfolio.

Overall economic occupancy for the retail sector decreased approximately 160 basis points primarily as a result of the acquisitions of the Montrose and Randolph shopping centers which were 58% and 91% leased, respectively, at the time of their acquisition. During 2006, our retention rate was 90.8% compared to 95.3% in 2005 and we executed new leases for approximately 123,000 square feet of retail space at an average rent increase of 20.8%.

Multifamily Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$32,478	$30,529	$1,949	6.4%

Real Estate Expenses
Core/Total	13,220	12,816	404	3.2%

Net Operating Income

Core/Total	$19,258	$17,713	$1,545	8.7%

Economic Occupancy	2006	2005
Core/Total	92.4%	93.2%

Multifamily NOI increased $1.5 million (8.7%) in 2006 as compared to 2005 as a result of a $1.9 million increase in revenue offset somewhat by a $0.4 million increase in expenses. The revenue increase was driven by an increase in minimum base rent throughout the portfolio ($2.0 million), offset somewhat by the 80 basis point decrease in occupancy ($0.4 million) compared to 2005 due to units at two properties that were taken off-line for renovation and the move out of a block of 28 units leased by one individual. Real estate expenses increased $0.4 million due primarily to higher repairs and maintenance costs, higher administrative costs related to property-level leasing and maintenance positions and increased marketing costs, and increased utility expense related to higher fuel costs.

Industrial Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$30,234	$30,036	$198	0.7%
Non-core (1)	8,214	2,574	5,640	219.1%

Total Real Estate Rental Revenue	$38,448	$32,610	$5,838	17.9%

Real Estate Expenses
Core	$6,787	$6,906	($119)	(1.7%)
Non-core (1)	2,229	589	1,640	278.4%

Total Real Estate Expenses	$9,016	$7,495	$1,521	20.3%

Net Operating Income
Core	$23,447	$23,130	$317	1.4%
Non-core (1)	5,985	1,985	4,000	201.5%

Total Net Operating Income	$29,432	$25,115	$4,317	17.2%

Economic Occupancy	2006	2005
Core	92.8%	94.1%
Non-core (1)	95.1%	98.5%

Total	93.3%	94.2%

(1)	Non-core properties include:

2006 acquisitions—Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisitions—Coleman Building and Albemarle Point Industrial Buildings

(2)	Discontinued operations include gain on disposal and income from operations for:

2005 disposal—Pepsi Distribution Center

Industrial sector NOI increased $4.3 million (17.2%) over 2005 due to acquisitions in 2005 and 2006. These acquisitions contributed $6.0 million in NOI, 20.3% of the total NOI.

Core properties achieved a $0.3 million (1.4%) increase in NOI due to a $0.2 million increase in real estate revenues, while real estate expenses decreased $0.1 million. The revenue increase was driven by a 2.6% increase in rental rates offset somewhat by a 130 basis point decrease in occupancy primarily due to vacancies at Sully Square.

During 2006 our retention rate was 79.3% compared to 65.0% in 2005 and we executed new leases for approximately 770,000 square feet of industrial space at an average rent increase of 14.3%.

2005 Compared to 2004

The following tables of selected operating data provide the basis for our discussion of NOI in 2005 compared to 2004. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$173,963	$169,595	$4,368	2.6%
Non-core (1)	16,083	2,051	14,032	684.2%

Total Real Estate Rental Revenue	$190,046	$171,646	$18,400	10.7%

Real Estate Expenses
Core	$54,429	$50,890	$3,539	7.0%
Non-core (1)	3,687	438	3,249	741.8%

Total Real Estate Expenses	$58,116	$51,328	$6,788	13.2%

Net Operating Income
Core	$119,534	$118,705	$829	0.7%
Non-core (1)	12,396	1,613	10,783	668.5%

Total Net Operating Income	$131,930	$120,318	$11,612	9.7%

Reconciliation to Net Income
NOI	$131,930	$120,318
Other revenue	918	326
Other income from property settlement	504	—
Interest expense	(37,743)	(34,500)
Depreciation and amortization	(47,161)	(39,309)
General and administrative expenses	(8,005)	(6,194)
Discontinued operations(2)	184	3,894
Gain on Disposal	37,011	1,029

Net Income	$77,638	$45,564

Economic Occupancy	2005	2004
Core	91.9%	91.4%
Non-core (1)	97.4%	97.8%

Total	92.3%	91.4%

(1)	Non-core properties include:

2005 acquisitions—Frederick Crossing, Coleman Building and Albemarle Point

2004 acquisitions—Shady Grove Medical Village II, 8301 Arlington Boulevard, 8880 Gorman Road and Dulles Business Park

(2)	Discontinued operations include gain on disposals and income from operations for:

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

Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the Clayborne Apartments development project.

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

Overall economic occupancy increased from 91.4% in 2004 to 92.4% in 2005 due to higher core occupancy, higher occupancy in our acquired office property and 100% occupancy in our acquired retail property. Core economic occupancy increased 50 basis points due to increases in every sector except the office sector. During 2005, 70.2% of the square footage expiring was renewed as compared to 65.9% in 2004 and 1,720,000 square feet were leased at an average rental rate increase of 8.7%.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$76,055	$77,070	$(1,015)	(1.3%)
Non-core (1)	921	—	921	100.0%

Total Real Estate Rental Revenue	$76,976	$77,070	$(94)	(0.1%)

Real Estate Expenses
Core	$26,015	$24,835	$1,180	4.8%
Non-core (1)	262	—	262	100.0%

Total Real Estate Expenses	$26,277	$24,835	$1,442	5.8%

Net Operating Income
Core	$50,040	$52,235	$(2,195)	(4.2%)
Non-core (1)	659	—	659	100.0%

Total Net Operating Income	$50,699	$52,235	$(1,536)	(2.9%)

Economic Occupancy	2005	2004
Core	88.1%	89.2%
Non-core (1)	90.1%	—

Total	87.9%	89.2%

(1)	Non-core properties include:

2005 acquisitions—Albemarle Point Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

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

2004 acquisitions—Shady Grove Medical Village II and 8301 Arlington Boulevard

The medical office sector NOI increased from $11.4 million in 2004 to $13.4 million in 2005, an increase of $2.0 million or 17.7%. This was substantially due to the acquisitions made in 2004 which contributed $2.3 million to the NOI and added approximately 116,000 net rentable square feet to the portfolio.

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

Retail Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$28,425	$27,243	$1,182	4.3%
Non-core (1)	3,482	—	3,482	100.0%

Total Real Estate Rental Revenue	$31,907	$27,243	$4,664	17.1%

Real Estate Expenses
Core	$6,296	$5,899	$397	6.7%
Non-core (1)	582	—	582	100.0%

Total Real Estate Expenses	$6,878	$5,899	$979	16.6%

Net Operating Income
Core	$22,129	$21,344	$785	3.7%
Non-core (1)	2,900	—	2,900	100.0%

Total Net Operating Income	$25,029	$21,344	$3,685	17.3%

Economic Occupancy	2005	2004
Core	97.3%	94.8%
Non-core (1)	100.0%	—

Total	97.6%	94.8%

(1)	Non-core properties include:

2005 acquisition—Frederick Crossing

Retail sector NOI increased $3.7 million (17.3%) in 2005 due to the 2005 acquisition which contributed $2.9 million to NOI and a $0.8 million increase in NOI from core properties. The acquisition NOI was $2.9 million (11.6%) of the total. The core revenue increase was due to rental rate growth of 1.5% driven by escalating market rates, higher common area maintenance and higher occupancy. Rental operations at 718 Jefferson Street ceased in the third quarter of 2004 as the property was incorporated into the Clayborne Apartments development project.

Overall economic occupancy for the retail sector increased approximately 280 basis points primarily as a result of the completion of the renovation at Westminster where a national grocery store chain took possession in November 2004. During 2005, our retention rate was 95.3% compared to 77.4% in 2004 and we executed new leases for 180,700 square feet of retail space at an average rent increase of 28.6%.

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

Industrial Sector

	Years Ended December 31,
	2005	2004	$ Change	% Change
Real Estate Rental Revenue
Core	$24,167	$22,408	$1,759	7.8%
Non-core (1)	8,443	1,017	7,426	730.2%

Total Real Estate Rental Revenue	$32,610	$23,425	$9,185	39.2%

Real Estate Expenses
Core	$5,616	$5,119	$497	9.7%
Non-core (1)	1,879	152	1,727	1136.2%

Total Real Estate Expenses	$7,495	$5,271	$2,224	42.2%

Net Operating Income
Core	$18,551	$17,289	$1,262	7.3%
Non-core (1)	6,564	865	5,699	658.8%

Total Net Operating Income	$25,115	$18,154	$6,961	38.3%

Economic Occupancy	2005	2004
Core	93.0%	92.4%
Non-core (1)	98.6%	99.5%

Total	94.5%	92.7%

(1)	Non-core properties include:

2005 acquisitions—Coleman Building and Albemarle Point Industrial Buildings

2004 acquisitions—8880 Gorman Road and Dulles Business Park

(2)	Discontinued operations include gain on disposal and income from operations for:

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time; however the capital markets may not consistently be available on terms that we consider attractive.

We currently expect that our principal sources of liquidity for acquisitions, development, expansion and renovation of properties, plus operating and administrative will include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities;

•	Proceeds for unsecured note issuances and equity offerings; and

•	Net proceeds from the sale of assets.

During 2007, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $44.0 million to invest in our existing portfolio of operating assets, including approximately $16.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $64.0 million to invest in our development projects;

•	Approximately $150.0 million to fund our expected property acquisitions;

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general, greater Washington metro region, or tenant economic downturns, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We would either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. At December 31, 2006, there were no derivative securities outstanding.

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2006, Standard & Poors had assigned its A- rating with a negative outlook, and Moody's Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position, or a downturn in general economic condition. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. Each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2006 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$237,073
Unsecured credit facilities	61,000
Senior unsecured notes	730,000

$1,028,073

Mortgage Debt

At December 31, 2006, our $237.1 million in fixed rate mortgages, which includes $3.1 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 5.9% and had a weighted average maturity of 5.3 years. We generally do not initiate secured mortgage debt, but will assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $270.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $70.0 million unsecured credit facility expiring in July 2008. We had $28.0 outstanding as of December 31, 2006 related to Credit Facility No. 1, $1.9 million in letters of credit issued and $40.1 million unused and available.

Credit Facility No. 2 is a four-year $200.0 million unsecured credit facility expiring in November 2010, with a one year extension option. This facility replaces the previous $85 million credit facility.

We had $33.0 million outstanding as of December 31, 2006, related to Credit Facility No. 2, as a result of borrowings for development and capital improvements.

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

As of December 31, 2006, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Senior Unsecured Notes

We generally issue senior unsecured notes to fund our real estate assets long-term. We intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2008 through February 2028 (see Note 6), as follows (in thousands):

December 31, 2006 Note Principal
2007	$—
2008	60,000
2009	—
2010	—
2011	150,000
Thereafter	520,000
$730,000

Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

We are in compliance with our unsecured notes covenants as of December 31, 2006.

Common Equity

We have authorized for issuance 45 million common shares, of which 42.1 million shares were outstanding at December 31, 2006.

In June 2006, we completed a public offering of 2.745 million common shares of beneficial interest which provided net cash of $90.9 million. We used the proceeds to repay borrowings on our lines of credit.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2006, 2005 and 2004 (in thousands).

	2006	2005	2004
Common dividends	$72,681	$67,322	$64,836
Minority interest distributions	134	131	127

	$72,815	$67,453	$64,963

Dividends paid for 2006 as compared to 2005 increased as a direct result of a dividend rate increase from $1.60 per share in 2005 to $1.64 per share in 2006 as well as the issuance of 2,745,000 shares in an equity offering in June 2006. Dividends paid in 2005 increased as compared to 2004 due to the dividend rate increase to $1.60 per share from $1.55 per share.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations decreased from $87.5 million in 2005 to $85.2 million in 2006 due in part to an increase in other assets for the acquisitions completed in 2006. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce the dividend payout rate.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2006, we had under development Bennett Park, Clayborne Apartments and Dulles Station. Our total investment in Bennett Park is expected to be $76.6 million and we expect to fund $32.0 million during 2007; a construction contract worth approximately $55.7 million has been executed for this project. As of December 31, 2006, we had invested $44.7 million in Bennett Park including land costs. Our total investment in Clayborne Apartments is expected to be $32.7 million. As of December 31, 2006, we had invested $18.0 million in this project, and we expect to fund approximately $14.7 million of the total project costs during 2007. There is a $14.7 million construction contract in place for the project’s completion. Our investment in phase one of Dulles Station is expected to be $59.2 million. As of December 31, 2006, we had invested $51.5 million in this project, including $26.2 million to acquire the land for both phases, and we expect to fund approximately $33.9 million of the total project costs during 2007.

As of December 31, 2006, the redevelopment of the Shoppes at Foxchase was substantially complete after an investment of $11.2 million. We expect to fund the remaining project cost of approximately $0.6 million in 2007. In addition, we anticipate funding several major renovation projects in our portfolios during 2007, as follows (in thousands):

Sector	Project Spending
Office buildings	$5,179
Medical office buildings	390
Retail centers	1,117
Multifamily	9,462
Industrial	1,493

Total	$17,641

These projects include common area and unit renovations at several of our multifamily properties, roof replacement projects at some of our industrial and retail properties, and restroom, façade and common area renovations at some of our office properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2006. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,712,551	$70,735	$365,395	$316,279	$960,142
Purchase obligations (2)	9,142	3,339	3,635	728	1,440
Estimated development commitments (3)	52,161	52,161		—	—
Tenant-related capital (4)	3,111	2,890	32	110	79
Building capital (5)	11,729	8,738	2,991	—	—
Operating leases	71	34	37	—	—

(1)	See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2016, electricity sales agreements with terms through 2008, and natural gas purchase agreements with terms through 2007.

(3)	Committed development obligations based on contracts in place as of December 31, 2006.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2006.

(5)	Committed building capital additions based on contracts in place as of December 31, 2006.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. Development commitments include executed construction and professional services contracts associated with our Bennett Park, Clayborne Apartments, Dulles Station and Shoppes at Foxchase projects. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $18.9 million in 2007. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2008.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Cash provided by operating activities	$86.3	$87.5	$79.8	$(1.2)	$7.7
Cash used in investing activities	$(334.7)	$(98.5)	$(80.4)	$(236.2)	$(18.1)
Cash provided by financing activities	$252.1	$10.9	$0.9	$241.2	$10.0

Operations generated $86.3 million of net cash in 2006 compared to $87.5 million in 2005. The decrease in cash flow in 2006 compared to 2005 was due primarily changes in rents and other assets from properties acquired in 2005 and 2006. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $334.7 million in 2006 and $98.5 million in 2005. The change in cash flows from investing activities in 2006 was primarily due to the $226.5 million of cash invested in acquisitions, net of assumed debt, throughout the year, which was $103.2 million higher than the prior year and development spending of $68.6 million which was $50.8 million higher than the prior year, property disposals in 2005 that provided $73.9 million of net cash proceeds in the prior year and increased spending on capital improvements of $7.1 million.

Our financing activities provided net cash of $252.1 million in 2006 and $10.9 million in 2005. The increase in net cash provided by financing activities in 2006 is the result of the debt offerings in June, July and September which provided $255.1 million and the equity offering in June which provided $90.9 million. Borrowings on the lines of credit provided $37.0 million, offset somewhat by the note repayments of $50.0 million, payment of dividends of $72.7 million and mortgage principal payments of $9.1 million. Dividends increased in 2006 due to the issuance of 2,745,000 shares in June and an increase in the dividend rate.

CAPITAL IMPROVEMENTS AND DEVELOPMENT COSTS

Capital improvements and development costs of $106.4 million were completed in 2006, including tenant improvements. These improvements to our properties in 2005 and 2004 were $48.6 million and $33.2 million, respectively. We consider capital improvements to be accretive to revenue and not necessarily to net income.

Our capital improvement and development costs for the three years ending December 31, 2006 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Accretive capital improvements:
Acquisition related	$1,430	$918	$212
Expansions and major renovations	18,195	11,762	6,446
Development/redevelopment	68,621	17,866	8,079
Tenant improvements	9,473	8,932	9,432

Total accretive capital improvements	97,719	39,478	24,169
Other:	8,685	9,125	9,068

Total	$106,404	$48,603	$33,237

Accretive Capital Improvements

Acquisition Related—These are capital improvements to properties acquired during the current and preceding two years which were anticipated at the time we acquired the properties. These types of improvements were made in 2006 to Albemarle Point, Montrose, Randolph, Dulles Business Park, Alexandria Professional, Hampton Overlook and Hampton South.

Expansions and Major Renovations—Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2006 expansions and major renovations included common area and unit renovations for Bethesda Hill, Munson Hill, Park Adams and Country Club Towers; façade renovation at Wayne Plaza; lobby renovations at Maryland Trade Centers I and II; and roof replacements at Ammendale Park, Tech 100 and Northern Virginia Industrial Park.

Development/Re-development—Development costs represent expenditures for ground up development of new operating properties. Re-development costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of Bennett Park and Clayborne. In 2006 these costs also include expenditures associated with Dulles Station. Completion of Bennett Park, our residential project under development in Arlington, VA, is expected in the second quarter 2007 for the mid-rise building and third quarter 2007 for the high-rise building. Completion of Clayborne Apartments, our residential project under construction in Alexandria, VA, is also expected in the third quarter 2007. Completion of Phase I of Dulles Station, our 540,000 square foot office project in Herndon, VA, of which Phase I represents 180,000 square feet, is expected in the third quarter of 2007. Re-development costs in each of the years presented were incurred for the Shoppes at Foxchase, which was substantially completed in 2006. In 2004 and 2005, re-development costs included expenditures for the completion of the Food Lion grocery store at Westminster.

Tenant Improvements—Tenant Improvements are costs, such as space build-out, associated with commercial lease transactions. Our average Tenant Improvement Costs per square foot of space leased were as follows during the three years ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
Office Buildings*	$11.52	$10.42	$7.13
Medical Office Buildings	$17.78	$7.65	$9.35
Retail Centers	$0.05	$0.85	$0.90
Industrial/Flex Properties*	$1.84	$1.44	$1.01

*	Excludes properties sold or classified as held for sale.

The $1.10 increase in tenant improvement costs per square foot of space leased for office buildings in 2006 was primarily due to leases executed at 7900 Westpark requiring $2.7 million in tenant improvements, including $1.5 million for a single tenant. The $10.13 increase in tenant improvement costs per square foot of space leased for medical office buildings in 2006 was primarily due to leases executed at 15001 Shady Grove and Woodburn I requiring $1.8 million in tenant improvements, primarily to a single tenant. The retail and industrial tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical. Excluding properties sold or classified as held for sale, approximately 71% of our office tenants renewed their leases with us in 2006, compared to 65% in 2005 and 50% in 2004. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.6 million in 2006, and averaged $925 per apartment for the 32% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties aside from apartment turnover discussed above, these include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2006, we incurred repair and maintenance expenses of $8.2 million that were not capitalized, to maintain the quality of our buildings.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include the following statements with respect to the metropolitan Washington real estate markets: (a) continued spending by the Federal Government, government contracting firms and professional services firms is expected to continue to drive regional economic growth; (b) industrial rental rates are projected to increase; (c) the Washington metro area is expected to be a strong multifamily market; and (d) office vacancy is expected to increase due to increased supply in the market. Such forward looking statements also include the following statements with respect to WRIT: (a) our intention to invest in properties that we believe will increase in income and value; (b) our belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of shares or notes; and (c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward looking statements also include other statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington Metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; (p) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (q) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2006	2005	2004
Earnings to fixed charges	1.68x	2.01x	2.13x
Debt service coverage	2.76x	3.05x	3.29x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2006	2005	2004
Net income	$38,661	$77,638	$45,564
Adjustments
Depreciation and amortization	54,170	47,161	39,309
Gain on property disposed	—	(37,515)	(1,029)
Discontinued operations depreciation and amortization	—	71	1,784

FFO as defined by NAREIT	$92,831	$87,355	$85,628

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2006.

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	—	$60,000	—	—	$150,000	$520,000	$730,000	$736,081
Interest payments	$39,826	$37,757	$35,688	$35,688	$31,225	$170,837	$351,021
Interest rate on debt maturities	—	6.74%	—	—	6.00%	5.23%	5.51%
Unsecured variable rate debt
Principal	—	$28,000	—	$33,000	—	—	$61,000	$61,000
Variable interest rate on debt maturities (a)	—	5.90%	—	5.78%	—	—	5.83%
Mortgages
Principal amortization (30 year schedule)	$11,264	$3,571	$53,768	$25,428	$12,763	$130,279	$237,073	$239,781
Interest payments	$13,427	$13,241	$12,151	$8,863	$7,796	$10,521	$65,999
Weighted average interest rate on principal amortization	6.38%	5.43%	7.02%	5.76%	5.30%	5.46%	5.88%

(a)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 60 to 92 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K. During the three months ended December 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2007 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a Code of Ethics which can be reviewed and printed from our website www.writ.com .

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information*

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	407,006	$24.18	1,313,000
Equity compensation plans not approved by security holders	44,000	26.67	66,000

Total	451,006	$24.42	1,379,000

*	We maintain a Share Grant Plan for officers, trustees and non-officer employees. As of December 31, 2006, 306,710 shares and 21,880 restricted share units have been granted under this plan. We maintained a stock option plan for trustees which provided for the annual granting of 2,000 non-qualified stock options to trustees the last of which were granted in 2004. 84,000 options had been granted as of December 31, 2006.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Report:

		Page
1.	Financial Statements
	Management’s Report on Internal Control Over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	58
	Report of Independent Registered Public Accounting Firm	59
	Consolidated Balance Sheets as of December 31, 2006 and 2005	60
	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	61
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	62
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	63
	Notes to Consolidated Financial Statements	64

2.	Financial Statement Schedules
	Schedule III—Consolidated Real Estate and Accumulated Depreciation	89

3.	Exhibits:

3.		Declaration of Trust and Bylaws
	(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.
	(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.
	(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.
	(f)	Articles of Amendment to Declaration of Trust dated June 1, 2006. Incorporated herein by reference to Exhibit 4d to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of August 28, 2006.

4.		Instruments Defining Rights of Security Holders
	(a)	[Intentionally omitted]
	(b)	Amended and restated credit agreement dated July 25, 1999, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank (successor by merger to Crestar Bank), as lender, First Union National Bank (successor by merger to Signet Bank), as lender, and SunTrust Bank, as agent.(1)
	(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago.(2)
	(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996(2)
	(e)	[Intentionally omitted]
	(f)	Form of 2006 Notes(2)
	(g)	Form of MOPPRS Notes(3)
	(h)	Form of 30 year Notes(3)
	(i)	Remarketing Agreement(3)

	(j)	Form of 2004 fixed-rate notes(4)
	(k)	[Intentionally omitted]
	(l)	Credit agreement dated July 23, 2002 between Washington Real Estate Investment Trust, as borrower, Bank One, as lender, and Bank One, as agent(7)
	(m)	Amendment to amended and restated credit agreement dated July 25, 2002, among Washington Real Estate Investment Trust, as borrower, SunTrust Bank, successor to Crestar Bank, as Agent, and SunTrust Bank (SunTrust), successor to Crestar Bank, and Wachovia Bank, National Association (Wachovia), successor to First Union National Bank (the Credit Agreement).(7)
	(n)	Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.(8)
	(o)	Form of 2013 Notes.(8)
	(p)	Officers’ Certificate Establishing Terms of the Notes, dated December 8, 2003.(9)
	(q)	Form of 2014 Notes.(9)
	(r)	[Intentionally omitted]
	(s)	Amended and Restated Credit Agreement, Dated as of July 21, 2004, among Washington Real Estate Investment Trust, as borrower and Bank One, NA, and Wells Fargo Bank, National Association, as lenders and Bank One, NA, as agent and Banc One Capital Markets, Inc., as lead arranger and sole book runner.(10)
	(t)	Form of 5.05% Senior Notes due May 1, 2012(11)
	(u)	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005(11)
	(v)	Officers Certificate establishing the terms of the Notes, dated April 20, 2005(11)
	(w)	Amendment to credit agreement dated July 25, 2005 between Washington Real Estate Investment Trust as borrower and SunTrust Bank as lender.(12)
	(x)	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005(13)
	(y)	Officers Certificate establishing the terms of the Notes, dated October 3, 2005(13)
	(z)	Form of 5.95% Senior Notes due June 15, 2011(16)
	(aa)	Officers’ Certificate establishing the terms of the Notes, dated June 6, 2006(16)
	(bb)	Amendments to Credit Facility No. 1 dated as of June 30, 2006(23)
	(cc)	Form of 3.875% Senior Convertible Notes due September 15, 2026(17)
	(dd)	Officers’ Certification establishing the terms of the Notes, dated September 11, 2006(17)
	(ee)	Form of additional 3.875% Senior convertible Notes due September 15, 2026(18)
	(ff)	Form of 5.95% senior notes due June 15, 2011, dated July 21, 2006(19)
	(gg)	Officers’ Certification establishing the terms of the Notes, dated July 21, 2006(19)
	(hh)	Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent(20)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.		Management Contracts, Plans and Arrangements
	(a)	Employment Agreement dated May 11, 1994 with Edmund B. Cronin, Jr.(5)
	(b)	1991 Incentive Stock Option Plan, as amended.(5)
	(c)	Nonqualified Stock Option Agreement dated December 14, 1994 with Edmund B. Cronin, Jr.(5)
	(d)	Nonqualified Stock Option Agreement dated December 19, 1995 with Edmund B. Cronin, Jr. Incorporated herein by reference to Exhibit 10(e) to the 1995 Form 10-K filed March 29, 1996.
	(e)	Share Grant Plan(6)
	(f)	Share Option Plan for Trustees(6)
	(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2000 Form 10-K filed March 19, 2001.

	(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2000 Form 10-K filed March 19, 2001.
	(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.
	(j)	Share Purchase Plan.(7)
	(k)	Supplemental Executive Retirement Plan.(7)
	(l)	Description of Washington Real Estate Investment Trust Short-term and Long-term Incentive Plan incorporated herein by reference to Exhibit 10(l) to the 2005 Form 10-K filed March 16, 2005.
	(m)	Description of Washington Real Estate Investment Trust Revised Trustee Compensation Plan incorporated herein by reference to Exhibit 10(m) to the 2005 Form 10-K filed March 16, 2005.
	(n)	Employment Agreement dated October 3, 2005 with Christopher P. Mundy.(14)
	(o)	Change in control Agreement dated October 3, 2005 with Christopher P. Mundy.(15)
	(p)	Supplemental Executive Retirement Plan(21)
	(q)	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell(21)
	(r)	Change in control Agreement dated June 13, 2005 with David A. DiNardo(21)
	(s)	Change in control Agreement dated May 22, 2003 with George F. McKenzie(21)
	(t)	Change in control Agreement dated May 22, 2003 with Laura M. Franklin(21)
	(u)	Change in control Agreement dated May 22, 2003 with Kenneth C. Reed(21)
	(v)	Change in control Agreement dated May 22, 2003 with Sara L. Grootwassin(21)
	(w)	Change in control Agreement dated January 1, 2006 with James B. Cederdahl(21)
	(x)	Change in Control Agreement dated December 17, 1999 with Edmund B. Cronin, Jr.(22)
	(y)	Separation Agreement dated July 10, 2006 with Christopher P. Mundy(23)
	(z)	Amendment No. 2 to the Share Grant Plan
	(aa)	Long Term Incentive Plan, effective January 1, 2006
	(bb)	Short Term Incentive Plan, effective January 1, 2006

12.		Computation of Ratio of Earnings to Fixed Charges

21.		Subsidiaries of Registrant

23.		Consents
	(a)	Consent of Independent Registered Public Accounting Firm

31.		Rule 13a-14(a)/15(d)-14(a) Certifications
	(a)	Certification – Chief Executive Officer
	(b)	Certification – Senior Vice President – Accounting and Administration
	(c)	Certification – Chief Financial Officer

32.		Section 1350 Certifications
	(a)	Written Statement of Chief Executive Officer and Financial Officers

(1)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-K filed March 24, 2000.

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed December 11, 2003.

(10)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed August 6, 2004.

(11)	Incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 to the Trust’s Form 8-K filed April 26, 2005

(12)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed August 5, 2005

(13)	Incorporated herein by reference to Exhibit 4.1 and 4.2 to the Trust’s Form 8-K filed October 6, 2005

(14)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed November 9, 2005

(15)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 8-K filed October 7, 2005

(16)	Incorporated herein by reference to Exhibits 4.1 and 4.2, respectively to the Trust’s Form 8-K filed June 6, 2006

(17)	Incorporated herein by reference to the Trust’s Form 424B5 filed September 11, 2006

(18)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed September 26, 2006

(19)	Incorporated herein by reference to the Trust’s Form 424B5 filed July 21, 2006

(20)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 8, 2006

(21)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-K filed March 16, 2006

(22)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed May 5, 2006

(23)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed August 8, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 1, 2007

	By:	/s/ EDMUND B. CRONIN, JR.
Edmund B. Cronin, Jr. President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Trustee	March 1, 2007

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	March 1, 2007

/s/ JOHN P. MCDANIEL John P. McDaniel	Trustee	March 1, 2007

/s/ CHARLES T. NASON Charles T. Nason	Trustee	March 1, 2007

/s/ DAVID M. OSNOS David M. Osnos	Trustee	March 1, 2007

/s/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	March 1, 2007

/s/ Edward S. Civera Edward S. Civera	Trustee	March 1, 2007

/s/ Thomas Edgie Russell, III Thomas Edgie Russell, III	Trustee	March 1, 2007

/s/ LAURA M. FRANKLIN Laura M. Franklin	Senior Vice President Accounting and Administration and Corporate Secretary	March 1, 2007

/s/ SARA L. GROOTWASSINK Sara L. Grootwassink	Chief Financial Officer	March 1, 2007

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Trust’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Washington Real Estate Investment Trust and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Washington Real Estate Investment Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 26, 2007 expressed an unqualified opinion thereon.

McLean, Virginia

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

McLean, Virginia

February 26, 2007

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(IN THOUSANDS)

	2006	2005
Assets
Land	$294,977	$226,217
Income producing property	1,300,824	1,024,702

	1,595,801	1,250,919
Accumulated depreciation and amortization	(290,003)	(240,153)

Net income producing property	1,305,798	1,010,766
Development in progress	120,656	58,241

Total investments in real estate, net	1,426,454	1,069,007
Cash and cash equivalents	8,721	4,938
Restricted cash	4,151	1,764
Rents and other receivables, net of allowance for doubtful accounts of $3,635 and $2,916, respectively	32,632	25,258
Prepaid expenses and other assets	59,307	38,192

Total assets	$1,531,265	$1,139,159

Liabilities
Notes payable	$728,255	$518,600
Mortgage notes payable	237,073	169,617
Lines of credit	61,000	24,000
Accounts payable and other liabilities	45,291	32,002
Advance rents	6,325	5,572
Tenant security deposits	9,651	7,393

Total liabilities	1,087,595	757,184

Minority interest	1,739	1,670

Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000 shares authorized:
45,042 and 42,139 shares issued and outstanding, respectively	451	421
Additional paid in capital	500,727	405,112
Distributions in excess of net income	(59,247)	(25,228)

Total shareholders’ equity	441,931	380,305

Total liabilities and shareholders’ equity	$1,531,265	$1,139,159

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2006	2005	2004
Revenue
Real estate rental revenue	$219,662	$190,046	$171,646
Expenses
Utilities	13,858	11,153	9,375
Real estate taxes	18,335	15,958	14,062
Repairs and maintenance	8,182	7,255	6,668
Property administration	6,195	5,472	4,965
Property management	6,592	5,678	5,153
Operating services and common area maintenance	11,342	9,967	8,834
Other real estate expenses	2,765	2,633	2,271
Depreciation and amortization	54,170	47,161	39,309
General and administrative	12,622	8,005	6,194

	134,061	113,282	96,831

Real estate operating income	85,601	76,764	74,815

Other income (expense)
Interest expense	(47,846)	(37,743)	(34,500)
Other income	906	918	326
Other income from property settlement	—	504	—

	(46,940)	(36,321)	(34,174)

Income from continuing operations	38,661	40,443	40,641
Discontinued operations:
Income from operations of properties sold or held for sale	—	184	3,894
Gain on disposal	—	37,011	1,029

Net income	$38,661	$77,638	$45,564

Basic net income per share
Continuing operations	$0.89	$0.96	$0.98
Discontinued operations including gain on disposal	—	0.89	0.11

Net income per share	$0.89	$1.85	$1.09

Diluted net income per share
Continuing operations	$0.88	$0.96	$0.97
Discontinued operations including gain on disposal	—	0.88	0.12

Net income per share	$0.88	$1.84	$1.09

Weighted average shares outstanding – basic	43,679	42,069	41,642

Weighted average shares outstanding – diluted	43,874	42,203	41,863

Dividends paid per share	$1.64	$1.60	$1.55

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in excess of Net Income	Shareholders’ Equity
Balance, December 31, 2003	41,607	$416	$394,604	$(16,272)	$378,748
Net income	—	—	—	45,564	45,564
Dividends	—	—	—	(64,836)	(64,836)
Share options exercised	302	3	5,662	—	5,665
Share grants, net of share grant amortization	91	1	867	—	868

Balance, December 31, 2004	42,000	420	401,133	(35,544)	366,009
Net income	—	—	—	77,638	77,638
Dividends	—	—	—	(67,322)	(67,322)
Share options exercised	136	1	2,845	—	2,846
Share grants, net of share grant amortization	3	—	1,134	—	1,134

Balance, December 31, 2005	42,139	421	405,112	(25,228)	380,305
Net income	—	—	—	38,661	38,661
Dividends	—	—	—	(72,703)	(72,703)
Equity offering, net	2,745	28	90,904		90,932
Share options exercised	80	1	1,802	—	1,803
Share grants, net of share grant amortization, net of forfeitures	78	1	2,909	23	2,933

Balance, December 31, 2006	45,042	$451	$500,727	$(59,247)	$441,931

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS)

	2006	2005	2004
Cash flows from operating activities
Net income	$38,661	$77,638	$45,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(37,011)	(1,029)
Depreciation and amortization	54,170	47,233	41,093
Provision for losses on accounts receivable	1,500	872	964
Amortization of share grants, net	2,933	1,134	868
Changes in other assets	(17,927)	(6,735)	(9,507)
Changes in other liabilities	7,005	4,391	1,867

Net cash provided by operating activities	86,342	87,522	79,820

Cash flows from investing activities
Real estate acquisitions, net*	(226,538)	(123,358)	(55,135)
Capital improvements to real estate	(37,846)	(30,737)	(25,158)
Development costs	(68,621)	(17,866)	(8,079)
Net cash received for sale of real estate	—	73,879	8,071
Non-real estate capital improvements	(1,666)	(437)	(101)

Net cash used in investing activities	(334,671)	(98,519)	(80,402)

Cash flows from financing activities
Net proceeds from equity offering	90,932	—	—
Line of credit (repayments)/borrowings, net	37,000	(93,000)	117,000
Notes payable repayments	(50,000)	—	(55,000)
Dividends paid	(72,681)	(67,322)	(64,836)
Principal payments – mortgage notes payable	(9,149)	(28,820)	(2,041)
Proceeds from debt offering	259,465	198,810	—
Deferred financing costs	(5,449)	(1,782)
Note discount amortization	191	138	103
Proceeds from exercise of share options	1,803	2,846	5,665

Net cash provided by financing activities	252,112	10,870	891

Net increase (decrease) in cash and cash equivalents	3,783	(127)	309
Cash and cash equivalents at beginning of year	4,938	5,065	4,756

Cash and cash equivalents at end of year	$8,721	$4,938	$5,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,660	$36,662	$32,157

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Nature of Business:

Washington Real Estate Investment Trust (“WRIT,” the “Company” or the “Trust”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership of income-producing real estate properties in the greater Washington metropolitan region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. We distributed 100% of our 2006, 2005 and 2004 ordinary taxable income to our shareholders. $33.5 million of the gains from property disposed in 2005 was reinvested in replacement properties. Approximately $3.5 million of gains from disposed property in 2005 was distributed to shareholders. The gain on the property sold during 2004 was paid out to the shareholders. No provision for income taxes was necessary in 2006, 2005 or 2004.

The following is a breakdown of the taxable percentage of our dividends for 2006, 2005 and 2004, respectively:

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2006	84%	16%	0%	0%
2005	81%	14%	5%	0%
2004	86%	10%	2%	2%

2.	Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the intrinsic value method of accounting in APB No. 25, which was permitted under SFAS No. 123, as originally issued. The Company was required to apply the provisions of this statement as of January 1, 2006.

Since we used the fair-value-based method of accounting under the original provisions of SFAS No. 123, in pro forma disclosure, we were required to adopt the provisions of the new standard using either the modified-prospective-transition or the modified-retrospective-transition method. Under both methods, for awards granted, settled or modified subsequent to adopting the standard and for awards granted prior to the date of adoption for which the requisite service has not been completed as of the adoption date, compensation cost must be recognized in the financial statements. Under the modified retrospective method, financial statements for prior periods are restated for this change and under the modified prospective method only statements subsequent to adoption will include this compensation cost. The modified prospective method also requires a cumulative adjustment in the first period of adoption to conform to the new standard. The Company has adopted SFAS No. 123R using the modified prospective transition method and that adoption did not have a material impact on income from continuing operations, net income, cash flows from operations or financing activities, or basic and diluted EPS.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. WRIT will adopt FIN 48 as of January 1, 2007, as required. We do not expect that the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB also issued FASB Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007 and according all the provisions of SFAS No. 157 will be considered when we adopt it in January 2008.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligation as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition as of December 31, 2006. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. At December 31, 2006 the projected accrued pension obligation and accrued benefit obligation are each $1.7 million. See Note 8 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority interest expense by applying the minority owner’s percentage ownership interest the net income of the property and including such amounts in our general and administrative expenses, thereby reducing net income. Minority interest expense was $204,100, $172,000 and $154,800 for the years ended December 31, 2006, 2005 and 2004 respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2006 and 2005 deferred financing costs of $16.6 million and $11.1 million, respectively, net of accumulated amortization of $5.5 million and $4.6 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $1.6 million, $1.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of December 31, 2006 and 2005 deferred leasing costs of $20.0 million and $15.1 million, respectively, net of accumulated amortization of $6.8 million and $4.9 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $2.6 million, $2.0 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2006, 2005 and 2004 was $47.6 million, $41.8 million and $34.4 million, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $3,781,600, $1,127,300 and $703,400, for the years ended December 31, 2006, 2005 and 2004, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during the three-year period ended December 31, 2006.

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

The fair value of in-place leases consists of the following components—(1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “Absorption Cost”), (2) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2006 and 2005 are as follows (in millions):

	December 31,
	2006			2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$19.8	$6.4	$13.4	$12.3	$3.8	$8.5
Leasing Commissions/Absorption Costs	$16.3	$3.3	$13.0	$7.4	$2.2	$5.2
Net Lease Intangible Assets	$9.2	$3.5	$5.7	$6.8	$1.7	$5.1
Net Lease Intangible Liabilities	$13.0	$3.3	$9.7	$8.9	$1.8	$7.1

Amortization of these components combined was $4.0 million, $3.0 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. No value had been assigned to Customer Relationship Value at December 31, 2006 or December 31, 2005.

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

Restricted Cash

Restricted cash at December 31, 2006 and December 31, 2005 consisted of $4.2 million and $1.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain a Share Grant Plan and Incentive Stock Option Plans as described in Note 7, and pursuant to these plans we have made restricted share grants and granted share options to officers, eligible employees and trustees. Shares are granted to officers, non-officer employees and trustees under the Share Grant Plan. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant and share grants that vest over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over 5 years. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense for the trustee grants is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period.

Unvested shares are forfeited upon an employee’s termination while unvested shares for employees eligible for retirement fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized over the explicit service period with acceleration of expense upon the date of actual retirement for these employees. The Company will continue this practice for awards granted prior to January 1, 2006, when SFAS No. 123R was adopted, and for shares granted after the adoption of SFAS No. 123R the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

Stock options were historically issued annually to officers, non-officer key employees and trustees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vested over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options issued prior to the adoption of SFAS No. 123R are accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost for stock options.

Had we determined compensation cost prior to January 1, 2006 for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004
Pro-forma Information
Net income, as reported	$77,638	$45,564
Add: Stock-based employee compensation expense included in reported net income	1,134	868
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,210)	(1,218)

Pro-forma net income	$77,562	$45,214

Earnings per share:
Basic—as reported	$1.85	$1.09
Basic—pro-forma	$1.84	$1.09
Diluted—as reported	$1.84	$1.09
Diluted—pro-forma	$1.84	$1.08

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles U.S. generally accepted requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive Income

We recorded no comprehensive income for the twelve months ending December 31, 2006, 2005 and 2004.

3.	Real Estate Investments:

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2006	2005
Office buildings	$645,414	$520,966
Medical office buildings	246,143	142,067
Retail centers	254,472	190,383
Multifamily	145,007	132,464
Industrial/Flex properties	304,765	265,039

	$1,595,801	$1,250,919

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development in our office and multifamily sectors and one property in our retail sector that was in redevelopment for 2005 and most of 2006, but placed in service in 2006. The cost of our real estate portfolio in development is illustrated below (in thousands):

	December 31,
	2006	2005
Office buildings	$54,168	$27,144
Medical office buildings	—	—
Retail centers	745	3,054
Multifamily	65,743	28,043
Industrial/Flex properties	—	—

	$120,656	$58,241

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2—Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties held for sale at December 31, 2006 and December 31, 2005.

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include general purpose office, medical office, retail, multifamily and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements. Because the properties are located primarily in the Washington metro region, the Company is subject to a concentration of credit risk related to these properties.

As of December 31, 2006 no single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties we acquired during the years ending December 31, 2006, 2005 and 2004 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
February 15, 2006	Hampton Overlook	Industrial	134,000	$10,040
February 15, 2006	Hampton South	Industrial	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 29, 2006	15001 Shady Grove Rd	Medical Office	51,000	21,000
May 16, 2006	Montrose Shopping Center	Retail	143,000	33,200
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,100
May 26, 2006	9950 Business Parkway	Industrial	102,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700
July 12, 2006	15005 Shady Grove Road	Medical Office	52,000	22,500
August 11, 2006	6565 Arlington Blvd	Office	140,000	30,000
August 25, 2006	West Gude Drive	Office	289,000	57,000
August 25, 2006	The Ridges	Office	104,000	25,000
August 25, 2006	The Crescent	Medical Office	49,000	12,000

		Total 2006	1,498,000	$303,000

March 23, 2005	Frederick Crossing	Retail	295,000	$44,800
April 8, 2005	Coleman Building	Industrial	60,000	8,800
July 29,2005	Albemarle Point	Office/Industrial	296,000	66,800
December 2, 2005	Dulles Station	Development	n/a	24,700

		Total 2005	651,000	$145,100

March 10, 2004	8880 Gorman Road	Industrial	141,000	$11,500
August 12, 2004	Shady Grove Medical Village II	Medical Office	66,000	18,500
October 12, 2004	8301 Arlington Boulevard	Medical Office	50,000	8,000
December 22, 2004	Dulles Business Park	Industrial	265,000	46,000

		Total 2004	522,000	$84,000

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values in accordance with SFAS No. 141, “Business Combinations.” The results of operations of the acquired properties are included in the income statement as of their respective acquisition date.

We have allocated the total purchase price of the above acquisitions as follows (in millions):

	Allocation of Purchase Price
	2006	2005	2004
Land	$68.8	$21.4	$10.0
Buildings	219.6	124.1	72.3
Tenant origination costs	7.5	4.2	2.8
Leasing commissions/Absorption costs	8.9	2.2	1.3
Net lease intangible assets	2.3	1.3	2.9
Net least intangible liabilities	(4.1)	(4.8)	(0.8)

Total*	$303.0	$148.4	$88.5

*	Additional settlement costs, closing costs and adjustments are included in the basis for 2006, 2005 and 2004

The weighted average life in months for the components above, other than land and building, ranged from 4 months to 118 months for 2006 acquisitions and from 58 months to 120 months for 2005 acquisitions.

The difference in total 2006 contract purchase price of properties acquired per the above chart of $303.0 million and the acquisition cost per the Statement of Cash Flows of $226.5 million is the $76.5 million in mortgages assumed on the acquisitions of 9707 Medical Center Drive, Plumtree Medical Center, 15005 Shady Grove Road, West Gude Drive, The Ridges and Crescent. The difference in total 2005 contract purchase price of properties acquired per the above chart of $145.1 million and the acquisition cost per the Statement of Cash Flows of $123.4 million is the $25.0 million mortgage assumed on the acquisition of Frederick Crossing, offset by $3.3 million in predevelopment costs (not included in the contract price) paid at closing for Dulles Station and closing costs on all acquisitions.

The difference in total 2004 contract purchase price of properties acquired per the above chart of $84.0 million and the acquisition cost per the Statement of Cash Flows of $55.1 million is the $28.9 million in mortgages assumed on the acquisitions of Shady Grove Medical Village II and Dulles Business Park, net of closing costs.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2006 and 2005 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2006 and December 31, 2005. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2006	2005
Real estate revenues	$233,214	$219,014
Income from continuing operations	$40,301	$45,307
Net income	$40,301	$82,502
Diluted earnings per share	$0.92	$1.95

Properties that were sold or classified as held for sale during the three years ending December 31, 2006 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sale Price (in thousands)
February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000

		Total	480,000	$73,500

November 15, 2004	8230 Boone Boulevard	Office	58,000	$10,000

The office properties sold on February 1, 2005, classified as discontinued operations effective November 2004, were sold to a single buyer for $67.5 million. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. The proceeds of $31.0 million were used to pay down borrowings outstanding under Credit Facility No. 2 (See Note 5- Unsecured Lines of Credit Payable). In September 2005, the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account and were used to partially fund the purchase of Dulles Station on December 2, 2005. There were no properties classified as discontinued operations in 2006. Discontinued operations for 2005 consist of the properties sold in February and September 2005. For 2004, discontinued operations include those same properties and 8230 Boone Boulevard, which was sold on November 15, 2004. There was a gain of $1.9 million recognized in April 2005 that had been previously deferred from the sale of Boone Boulevard.

On November 15, 2004, we sold 8230 Boone Boulevard for $10.0 million. A portion of the proceeds was in the form of a subordinated $1.8 million 10% note receivable from the seller, which was scheduled to mature in November 2005. We recognized a gain on disposal of $1.0 million and offset the $1.8 million note from the buyer with a deferred gain liability in the same amount, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 limits gain recognition when the seller’s note is subject to future subordination to the amount by which the buyer’s cash payments at settlement exceed the seller’s cost of the property sold. We distributed the gain from the 2004 disposition of 8230 Boone Boulevard to the shareholders.

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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2005	2004
Revenues	$656	$8,894
Property expenses	(401)	(3,216)
Depreciation and amortization	(71)	(1,784)

	$184	$3,894

Operating income by property is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2005	2004
8230 Boone Boulevard	Office	$0	$204
7700 Leesburg	Office	89	903
Tycon Plaza II	Office	30	1,340
Tycon Plaza III	Office	111	1,223
Pepsi Distribution Center	Industrial	(46)	224

		$184	$3,894

4.	Mortgage Notes Payable:

	December 31,
	2006	2005
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum and includes a significant prepayment penalty. Principal and interest were payable monthly until February 1, 2007. All unpaid principal and interest were paid in full in January 2007.	7,833	8,144

On January 24, 2003, we assumed a $6.6 million mortgage note payable, with an estimated fair value* of $6.8 million, as partial consideration for our acquisition of Fullerton Industrial Center. The mortgage bears interest at 6.77% per annum. Principal and interest were payable monthly until July 10, 2006, at which time all unpaid principal and interest were paid in full.	—	6,292

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	47,441	48,196

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,574	10,855

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,846	21,443

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	24,246	24,687

	December 31,
	2006	2005
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	$5,569	$—

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,836	—

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,751	—

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,990	—

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,987	—

	$237,073	$169,617

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $422.0 million and $289.4 million at December 31, 2006 and 2005, respectively. Scheduled principal payments during the five years subsequent to December 31, 2006 and thereafter are as follows (in thousands):

Principal Payments
2007	$11,264
2008	3,571
2009	53,768
2010	25,428
2011	12,763
Thereafter	130,279

$237,073

5.	Unsecured Lines of Credit Payable:

As of December 31, 2006, we maintained a $70.0 million unsecured line of credit maturing in July 2008 (“Credit Facility No. 1”) and a $200.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $28.0 million outstanding as of December 31, 2006 related to Credit Facility No. 1, and $1.9 million in Letters of Credit issued, with $40.1 million unused and available for subsequent acquisitions or capital improvements. $24.0 million was outstanding under this facility at December 31, 2005. During 2006, we borrowed $53.0 million to fund development projects, $102.5 million to fund acquisitions and $46.5 million for secured and unsecured debt maturities. $198.0 million of gross borrowing was repaid under Credit Facility No. 1 in 2006 with proceeds from the $150.0 million 5.95% notes issued in June and July 2006, and the $110 million 3.875% convertible notes issued in September 2006. Advances under this agreement bear interest at LIBOR plus a spread. An advance may also be converted into a term loan based upon a Treasury rate plus a spread. All outstanding advances are due and payable upon maturity in July 2008. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2006, 2005 and 2004, we recognized interest expense (excluding unused commitment and facility fees) of $2,154,000, $898,000 and $192,000, respectively, on Credit Facility No. 1, representing an average interest rate of 5.64%, 3.88% and 2.93% per annum, respectively.

Before its renewal in July 2005, Credit Facility No. 1 required us to pay the lender unused line of credit fees ranging of 0.15% per annum. The fee was paid quarterly in arrears. For the years ended December 31, 2005 and 2004, we incurred $38,400 and $89,000, respectively, in unused commitment fees on this facility.

On July 25, 2005, we renewed Credit Facility No. 1, extending its maturity date to July 25, 2008, and increasing the commitment to $70.0 million. This renewal and extension included a carve-out for letters of credit in the amount of $14.0 million. Credit Facility No. 1 requires us to pay the lender an annual facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the years ended December 31, 2006 and 2005, we incurred facility fees of $109,900 and $46,700, respectively.

Credit Facility No. 2

On November 2, 2006, we entered into a new, unsecured revolving credit facility of $200.0 million with Wells Fargo Bank National Association, as Lead Arranger, The Royal Bank of Scotland PLC, as Syndication Agent and the Bank of New York, as the Document Agent. This facility replaces Credit Facility No. 3 (See –next section). WRIT has the option to further increase the capacity under the new facility up to $400 million from $200 million to the extent banks (from the syndicate or otherwise) agree to provide the additional commitment. In addition, WRIT has the ability to extend the maturity date of the facility for an additional one-year period to November 1, 2011. Under the new facility, WRIT may obtain letters of credit up to $20 million. We had $33.0 million outstanding as of December 31, 2006 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued. Borrowings during 2006 totaled $33.0 million to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

Advances under this agreement bear interest at WRIT’s option of LIBOR plus 0.40% or Wells Fargo Bank’s prime rate. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the year ended December 31, 2006, we recognized interest expense (excluding facility fees) of $48,000 representing an average interest rate of 5.86%.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the year ended December 31, 2006, we incurred facility fees of $50,000.

Credit Facility No. 3

This $85.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association was terminated on November 2, 2006 and replaced with Credit Facility No. 2. No balance was outstanding under this facility at December 31, 2006 and December 31, 2005. During 2006, we borrowed $109.0 million to fund acquisitions and $12.0 million to fund unsecured debt maturities. All borrowings were repaid using proceeds from the $100.0 million 5.95% notes issued in June 2006 and the $110.0 million 3.875% convertible notes issued in September 2006. Advances under this agreement bore interest at LIBOR plus 55 basis points, based on the credit rating of our publicly issued debt. There were no outstanding advances payable under the facility upon the termination of the agreement in November 2006. Interest only payments were due and payable generally on a monthly basis. For the years ended December 31, 2006, 2005 and 2004, we recognized interest expense (excluding unused commitment and facility fees) of $684,000, $783,000, and $455,000, respectively, on Credit Facility No. 3, representing an average interest rate of 5.71%, 3.30%, and 2.36% per annum, respectively.

From July 2002 through July 20, 2004, Credit Facility No. 3 had a maximum available commitment of $25.0 million and required us to pay the lender unused line of credit fees which averaged 0.326% in 2004. These fees were payable quarterly. For the year ended December 31, 2004 we incurred unused commitment fees of $29,500.

On July 21, 2004, we closed on a $50.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association, replacing the former $25.0 million facility. On November 10, 2004, we amended the Credit Agreement to increase the maximum available commitment from $50.0 million to $85.0 million. Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. For the years ended December 31, 2006, 2005 and 2004, we incurred facility fees of $108,000, $131,200 and $41,200, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2006.

Information related to revolving credit facilities is as follows (in thousands):

	2006	2005	2004
Total revolving credit facilities at December 31	$270,000	$155,000	$135,000
Borrowings outstanding at December 31	61,000	24,000	117,000
Weighted average daily borrowings during the year	50,937	46,229	26,338
Maximum daily borrowings during the year	$184,500	$117,000	$117,000
Weighted average interest rate during the year	5.66%	3.58%	2.43%
Weighted average interest rate at December 31	6.05%	4.97%	3.07%

6.	Notes Payable:

On August 13, 1996 we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from Credit Facility No. 1 and Credit Facility No. 3.

On February 20, 1998 we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

On November 6, 2000 we issued $55.0 million of 7.78% unsecured notes due November 2004. The notes bear an effective interest rate of 7.89%. Our total proceeds, net of underwriting fees, were $54.8 million. We used the proceeds of these notes to repay advances on our lines of credit. We repaid notes on November 15, 2004, with a $50.0 million advance under Credit Facility No. 1 and a $7.0 million advance under Credit Facility No. 3.

On March 17, 2003, we issued $60.0 million of 5.125% unsecured notes due March 2013. The notes bear an effective interest rate of 5.23%. Our total proceeds, net of underwriting fees, were $59.1 million. We used portions of the proceeds of these notes to repay advances on our lines of credit and to fund general corporate purposes.

On December 11, 2003, we issued $100.0 million of 5.25% unsecured notes due January 2014. The notes bear an effective interest rate of 5.34%. Our total proceeds, net of underwriting fees, were $99.3 million. We used portions of the proceeds of these notes to repay advances on our lines of credit.

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

On June 6, 2006, we issued $100.0 million of 5.95% unsecured notes due June 15, 2011 at 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay advances on one of our lines of credit.

On July 26, 2006 we issued an additional $50.0 million of the series of 5.95% unsecured notes due June 15, 2011 at 100.127% of par, resulting in an effective yield of 5.92%. Our total proceeds, net of underwriting fees, were $50.2 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On September 11, 2006, we issued $100.0 million of 3.875% senior convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 99.5% of par, resulting in an effective interest rate of 4.000%. Our total proceeds, net of underwriting fees, were $106.7 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

These notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive in the period and not included in our earnings per share calculations.

On or after September 20, 2011, we may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

The following is a summary of our unsecured note borrowings (in thousands):

	December 31,
	2006	2005
7.25% notes due 2006	$—	$50,000
6.74% notes due 2008	60,000	60,000
5.95% notes due 2011	150,000	—
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	110,000	—
7.25% notes due 2028	50,000	50,000

Discount on notes issued	(2,204)	(1,838)
Premium on notes issued	459	438

Total	$728,255	$518,600

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2006 are as follows (in thousands):

2007	$—
2008	60,000
2009	—
2010	—
2011	150,000
Thereafter	520,000

$730,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2006.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This legislation expires December 31, 2007.

7.	Share Options and Grants:

Options

We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan to replace the 1991 Stock Option Plan that expired on June 25, 2001. The plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant vested 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust Stock Option Plan for Trustees in March 1998. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. Effective 2005 officers, non-officer key employees, and trustees received annual share grant awards described below.

	2006		2005		2004
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	531,000	24.15	667,000	23.49	977,000	$21.99
Granted	—	—	—	—	12,000	33.09
Exercised	(80,000)	22.60	(136,000)	20.91	(302,000)	18.70
Expired/Forfeited	—	—	—	—	(20,000)	28.14

Outstanding at December 31	451,000	24.42	531,000	24.15	667,000	23.49
Exercisable at December 31	451,000	24.42	531,000	24.15	652,000	23.34

The 451,000 options outstanding at December 31, 2006, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.42 and a weighted average remaining contractual life of 5.2 years. The aggregate intrinsic value of outstanding exercisable shares at December 31, 2006 was $7.0 million. The aggregate intrinsic value of options exercised in 2006, 2005 and 2004 was $1.2 million, $1.3 million and $3.4 million, respectively. The weighted-average fair value of options granted and related assumptions are summarized below:

2004
Weighted-average fair value of options granted	$2.79
Weighted-average assumptions:
Expected lives (years)	5
Risk free interest rate	3.53%
Expected volatility	15.30%
Expected dividend yield	4.75%

The assumptions used in the calculations of weighted average fair value of options granted are as prescribed under accounting principles generally accepted in the United States. Such assumptions may not be the same as those used by the financial community and others in determining the fair value of such options. The option values are based upon a Black Scholes model calculation.

Share Grants, Performance Share Units and Restricted Share Units

We maintain a Share Grant Plan for officers, trustees, and other members of management.

In 2004 and 2005, awards were granted to officers and other members of management in the form of restricted shares, with a value equal to various percentages of a participant’s salary based upon WRIT’s performance compared to an appropriate benchmark target, with minimum and maximum thresholds. The awards were valued based on market value at the date of grant. Shares vest ratably over a five year period from the date of grant.

In December 2006, WRIT Board of Trustees approved written amendments to the Share Grant Plan providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award will be in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award will be in the form of performance share units. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. The grants and each award are based on cumulative performance over three years, and performance share units will cliff vest at the end of the three year period based upon the percentage of the performance targets achieved. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. WRIT’s Chairman and CEO was excluded from long-term awards under the Share Grant Plan in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units based on the stock price at the end of the period was approximately $1.7 million of which $554,000 was recognized in 2006. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 21,877 restricted share units awarded to officers and other members of management. Performance and restricted share units awarded were valued at a weighted average price of $39.54 per share based upon the market value on the date of grant.

In 2004, trustees were awarded 400 share grants each. Beginning in 2005, annual long-term incentive compensation for trustees was changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These shares vest immediately and are restricted from sale for the period of the trustees service.

During 2006, 2005 and 2004 we issued 75,128, 11,182 and 88,732 share grants, respectively, to officers and other members of management. Of the restricted shares awarded in 2005, 11,182 were awarded by the Trust pursuant to the Employment Agreement of the Executive Vice President and Chief Investment Officer (CIO) in October 2005. These shares were fully vested upon the CIO’s severance from the Trust in June 2006. The 75,128 shares awarded in 2006 included an award of 64,700 shares to officers as the Trust transitions from 100% restricted share grants to the terms of the share grant plan as amended in December 2006. The 64,700 shares vest twenty-five percent from date of grant in years one and two and fifty percent in year three except shares awarded to the CEO, totaling 21,349 shares, who announced his intention to retire in 2007, which shares vested and were expensed immediately upon date of grant.

The following are tables of activity for the years ended December 31, 2006, 2005 and 2004 related to our share grants, and restricted share unit grants.

Share Grants

	2006		2005		2004
	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price
Unvested at January 1	103,989	30.76	137,684	30.56	68,491	27.47
Granted	79,683	36.34	17,044	31.10	91,132	31.88
Vested during year	(67,042)	32.78	(36,708)	30.10	(21,939)	26.47
Expired/Forfeited	(1,138)	32.50	(14,031)	30.85	—	—

Unvested at December 31	115,492	33.16	103,989	30.76	137,684	30.56
Vested at December 31	191,217	27.17	124,175	24.14	87,467	21.64

The total fair value of shares vested during the years ending December 31, 2006, 2005 and 2004 is $2.5 million, $1.1 million and $0.7 million, respectively. As of December 31, 2006, the total compensation cost related to non-vested share awards not yet recognized was $2.9 million, which is expected to be recognized over a weighted average period of 30 months on a straight-line basis.

Restricted Share Units

2006
	Shares	Wtd Avg Grant Price
Unvested at January 1	—	—
Granted	21,877	39.54
Exercised	—	—
Expired/Forfeited	—	—
Unvested at December 31	21,877	39.54
Vested at December 31	—	—

The value of unvested restricted share units at December 31, 2006 was $865,000, which is expected to be recognized as compensation cost over a period of 60 months on a straight-line basis.

Total compensation expense recognized for stock based awards in each of the three years ending 2006 was (in millions):

Stock-based Compensation Expense
2004	$0.9
2005	$1.2
2006 (1)	$2.7

(1)	Included $1.2 million related to the accelerated vesting of CEO share grant awards as required by SFAS No. 123R—Share based payments and $358,000 related to the severance of the former CIO.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	2006	2005	2004
Numerator for basic and diluted per share calculations:
Income from continuing operations	$38,661	$40,443	$40,641
Discontinued operations including gain on disposal	—	37,195	4,923

Net income	$38,661	$77,638	$45,564
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts—weighted average shares	43,679	42,069	41,642
Effect of dilutive securities:
Employee stock options/restricted share awards and units	195	134	221

Denominator for diluted per share amounts	43,874	42,203	41,863
Income from continuing operations per share
Basic	$0.89	$0.96	$0.98
Diluted	$0.88	$0.96	$0.97
Discontinued operations including gain on disposal
Basic	$—	$0.89	$0.11
Diluted	$—	$0.88	$0.12
Net income per share
Basic	$0.89	$1.85	$1.09
Diluted	$0.88	$1.84	$1.09

8.	Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2006, 2005 and 2004, the Company made contributions to the 401K plan of $0.3 million each year.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.8 million, $1.6 million and $1.3 million at December 31, 2006, 2005 and 2004, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Under this plan, upon the CEO’s termination of employment from the Trust for any reason other than death or discharge for cause he will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. For the three years ended December 31, 2006, 2005 and 2004, we recognized current service cost of $467,000, $419,000 and $355,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability upon the CEO’s retirement.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2006 and 2005, we recognized current service cost of $269,000 and $146,000, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

9.	Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2006. The estimated market values have not been updated since December 31, 2006; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2006.

Cash and cash equivalents

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

Notes payable

The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

	2006		2005
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$12,871	$12,871	$6,702	$6,702
Mortgage notes payable	$237,073	$239,781	$169,617	$171,478
Lines of credit payable	$61,000	$61,000	$24,000	$24,000
Notes payable	$728,255	$736,081	$518,600	$523,768

10.	Rentals under Operating Leases:

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2007	$170.4
2008	152.9
2009	130.8
2010	105.4
2011	76.1
Thereafter	198.4

$834.0

Apartment leases are not included as they are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.4 million, $0.1 million and $0.3 million in 2006, 2005 and 2004, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $19.0 million, $15.5 million and $12.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Commitments and Contingencies:

Development Commitments

At December 31, 2006 and 2005, we had various contracts outstanding with third parties in connection with our ongoing development projects. Total accumulated spending, including land costs, for development projects at December 31, 2006 and December 31, 2005 were $125.3 million and $56.7 million, respectively. Remaining contractual commitments for development projects at December 31, 2006 were $52.2 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2006, we were contingently liable under unused letters of credit in the amounts of $885,000 and $815,000, related to our assumption of mortgage debt on Dulles Business Park and West Gude, respectively, to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $1,053,000 related to our development projects at Clayborne Apartments, the Shoppes at Foxchase and Bennett Park, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

12.	Segment Information:

We have five reportable segments: general purpose office buildings, medical office buildings, retail centers and multifamily and industrial/flex properties. General purpose office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2006	2005	2004
Office	40%	40%	45%
Medical office	11%	10%	8%
Retail	17%	17%	16%
Multifamily	15%	16%	17%
Industrial/Flex	17%	17%	14%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	December 31,
	2006	2005
Office	41%	42%
Medical office	15%	11%
Retail	16%	15%
Multifamily	9%	11%
Industrial/Flex	19%	21%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment revenues less direct segment operating expenses.

The following table presents revenues and net operating income for the years ended December 31, 2006, 2005 and 2004 from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	2006
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$86,813	$24,660	$37,263	$32,478	$38,448	$—	$219,662
Real estate expenses	29,864	7,186	7,983	13,220	9,016	—	67,269

Net operating income	$56,949	$17,474	$29,280	$19,258	$29,432	$—	$152,393
Depreciation and amortization							(54,170)
Interest expense							(47,846)
General and administrative							(12,622)
Other income							906

Net income							$38,661

Capital expenditures	$17,268	$1,126	$966	$13,290	$5,218	$1,666	$39,534

Total assets	$599,062	$236,552	$233,810	$159,720	$269,341	$32,780	$1,531,265

	2005
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$76,976	$18,024	$31,907	$30,529	$32,610	$—	$190,046
Real estate expenses	26,277	4,650	6,878	12,816	7,495	—	58,116

Net operating income	$50,699	$13,374	$25,029	$17,713	$25,115	$—	$131,930
Depreciation and amortization							(47,161)
Interest expense							(37,743)
General and administrative							(8,005)
Other income							1,422
Income from discontinued operations							184
Gain on property disposal							37,011

Net income							$77,638

Capital expenditures	$14,625	$609	$1,904	$10,955	$2,644	$437	$31,174

Total assets	$457,398	$133,274	$175,141	$115,589	$237,808	$19,949	$1,139,159

	2004
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$77,070	$15,050	$27,243	$28,858	$23,425	$—	$171,646
Real estate expenses	24,835	3,686	5,899	11,637	5,271	—	51,328

Net operating income	$52,235	$11,364	$21,344	$17,221	$18,154	$—	$120,318
Depreciation and amortization							(39,309)
Interest expense							(34,500)
General and administrative							(6,194)
Other income							326
Income from discontinued operations							3,894
Gain on property disposal							1,029

Net income							$45,564

Capital expenditures	$14,707	$375	$741	$6,838	$2,503	$101	$25,265

Total assets	$447,439	$137,136	$126,594	$93,191	$187,295	$20,738	$1,012,393

13.	Selected Quarterly Financial Data (in thousands, unaudited):

The following table summarizes our financial data by quarter for 2006 and 2005:

	Quarter (1)
	First	Second	Third	Fourth
2006:
Real estate rental revenue	$50,925	$53,070	$56,675	$58,993
Income from continuing operations	10,632	7,719	10,230	10,081
Net income	10,632	7,719	10,230	10,081
Income from continuing operations per share
Basic	$0.25	$0.18	$0.23	$0.22
Diluted	$0.25	$0.18	$0.23	$0.22
Net income per share
Basic	$0.25	$0.18	$0.23	$0.22
Diluted	$0.25	$0.18	$0.23	$0.22
2005:
Real estate rental revenue	$45,282	$46,567	$48,939	$49,258
Income from continuing operations	9,848	9,004	10,523	11,068
Net income	42,234	10,875	13,461	11,068
Income from continuing operations per share
Basic	$0.24	$0.21	$0.25	$0.26
Diluted	$0.23	$0.21	$0.25	$0.26
Net income per share (2)
Basic	$1.01	$0.26	$0.32	$0.26
Diluted	$1.01	$0.26	$0.32	$0.26

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)

Includes gain on the sale of real estate of $0.77 per share, basic and $0.76 per share, diluted in the first quarter of 2005, $.04 per share in the second quarter of 2005 and $0.07 per share in the third quarter of 2005.

14.	Subsequent Events

On January 17, 2007, WRIT sold $135.0 million of 3.875% senior convertible notes due September 15, 2026. On January 30, 2007, we closed an additional $15.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of the over-allotment option. The notes were sold at an issue price of 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.3 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

SCHEDULE III

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2006			Accumulated Depreciation At December 31, 2006	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$13,187,000	$892,000	$16,668,000	$17,560,000	$9,906,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	17,404,000	840,000	28,273,000	29,113,000	16,238,000	1975	August	1979	210,000		41 Years
515 King Street	Virginia	4,102,000	3,931,000	2,780,000	4,102,000	6,711,000	10,813,000	2,537,000	1966	July	1992	76,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	1,983,000	1,180,000	3,245,000	4,425,000	1,241,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	2,414,000	1,464,000	3,968,000	5,432,000	1,829,000	1977	November	1993	58,000		50 Years
Brandywine Center	Maryland	718,000	735,000	1,467,000	718,000	2,202,000	2,920,000	868,000	1969	November	1993	35,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	7,851,000	4,621,000	19,777,000	24,398,000	8,812,000	1971	January	1995	198,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	3,476,000	7,803,000	14,842,000	22,645,000	5,574,000	1976	November	1995	102,000		30 Years
Maryland Trade Center I	Maryland	3,330,000	12,747,000	8,921,000	3,330,000	21,668,000	24,998,000	7,990,000	1981	May	1996	184,000		30 Years
Maryland Trade Center II	Maryland	2,826,000	9,486,000	5,229,000	2,826,000	14,715,000	17,541,000	4,997,000	1984	May	1996	158,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	5,006,000	6,661,000	21,748,000	28,409,000	6,988,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	18,543,000	12,049,000	90,368,000	102,417,000	27,330,000	1972/’86/‘99	November	1997	523,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	2,390,000	2,296,000	14,578,000	16,874,000	3,940,000	1985	May	1999	112,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	2,726,000	1,847,000	13,831,000	15,678,000	3,579,000	1982	May	1999	101,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	929,000	714,000	4,982,000	5,696,000	1,294,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	4,587,000	1,564,000	10,830,000	12,394,000	2,205,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	0	17,096,000	3,020,000	0	20,116,000	20,116,000	4,477,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	8,138,000	5,480,000	47,245,000	52,725,000	10,123,000	1974	April	2001	267,000		30 Years
Atrium Building	Maryland	3,182,000	11,281,000	2,003,000	3,182,000	13,284,000	16,466,000	2,503,000	1980	July	2002	80,000		30 Years
1776 G Street	Washington, DC	31,500,000	54,327,000	560,000	31,500,000	54,887,000	86,387,000	8,073,000	1979	August	2003	263,000		30 Years
Albermarle Point	Virginia	1,326,000	18,211,000	463,000	1,326,000	18,674,000	20,000,000	1,063,000	2001/03/05	July	2005	89,000		30 Years
Dulles Station (f)	Virginia	24,465,000	1,719,000	27,982,000	24,465,000	29,701,000	54,166,000	0	n/a	December	2005	0		n/a
West Gude (a)	Maryland	11,580,000	43,240,000	1,518,000	11,580,000	44,758,000	56,338,000	713,000	1984/'86/'88	August	2006	289,000		30 Years
The Ridges (a)	Maryland	4,058,000	19,207,000	13,000	4,058,000	19,220,000	23,278,000	280,000	1990	August	2006	104,000		30 Years
6565 Arlington Boulevard	Virginia	5,584,000	23,195,000	14,000	5,584,000	23,209,000	28,793,000	346,000	1967	August	2006	140,000		30 Years

		$140,082,000	$416,896,000	$142,604,000	$140,082,000	$559,500,000	$699,582,000	$132,906,000				3,542,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$1,748,000	$2,563,000	$14,208,000	$16,771,000	$3,792,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	905,000	2,632,000	18,479,000	21,111,000	5,042,000	1988	November	1998	96,000		30 Years
8501 Arlington Blvd. (a)	Virginia	2,071,000	26,317,000	150,000	2,071,000	26,467,000	28,538,000	3,126,000	2000	October	2003	92,000		30 Years
8503 Arlington Blvd (a)	Virginia	1,598,000	25,850,000	7,000	1,598,000	25,857,000	27,455,000	3,028,000	2001	October	2003	88,000		30 Years
8505 Arlington Blvd. (a)	Virginia	2,819,000	19,680,000	73,000	2,819,000	19,753,000	22,572,000	2,331,000	2002	October	2003	75,000		30 Years
Shady Grove Medical II (a)	Maryland	1,995,000	16,601,000	57,000	1,995,000	16,658,000	18,653,000	1,483,000	1999	August	2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	1,251,000	6,589,000	435,000	1,251,000	7,024,000	8,275,000	590,000	1965	October	2004	49,000		30 Years
Alexandria Professional Ctr	Virgina	6,783,000	19,676,000	211,000	6,783,000	19,887,000	26,670,000	540,000	1968	April	2006	113,000		30 Years
9707 Medical Center Drive (a)	Maryland	3,069,000	11,777,000	10,000	3,069,000	11,787,000	14,856,000	342,000	1994	April	2006	38,000		30 Years
15001 Shady Grove Road	Maryland	4,094,000	16,410,000	5,000	4,094,000	16,415,000	20,509,000	461,000	1999	April	2006	51,000		30 Years
15005 Shady Grove Road (a)	Maryland	4,186,000	17,548,000	9,000	4,186,000	17,557,000	21,743,000	296,000	2002	July	2006	52,000		30 Years
Plum Tree Medical Center (a)	Maryland	1,723,000	5,749,000	7,000	1,723,000	5,756,000	7,479,000	131,000	1991	June	2006	33,000		30 Years
The Crescent (a)	Maryland	2,060,000	9,451,000	0	2,060,000	9,451,000	11,511,000	145,000	1989	August	2006	49,000		30 Years

		$36,844,000	$205,682,000	$3,617,000	$36,844,000	$209,299,000	$246,143,000	$21,307,000				873,000

Retail Center
Takoma Park	Maryland	$415,000	$1,084,000	$95,000	$415,000	$1,179,000	$1,594,000	$1,007,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	8,977,000	519,000	10,752,000	11,271,000	3,536,000	1969	September	1972	151,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,002,000	413,000	3,852,000	4,265,000	2,392,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	4,174,000	796,000	5,031,000	5,827,000	2,247,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	7,012,000	4,152,000	12,395,000	16,547,000	6,687,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	3,914,000	1,549,000	8,218,000	9,767,000	3,805,000	1975	September	1985	49,000		50 Years

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2006			Accumulated Depreciation At December 31, 2006	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Montgomery Village Center	Maryland	11,625,000	9,105,000	1,428,000	11,625,000	10,533,000	22,158,000	3,339,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	11,965,000	5,838,000	14,944,000	20,782,000	1,442,000	1960	June	1994	128,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	2,107,000	6,561,000	8,937,000	15,498,000	3,762,000	1973	August	1995	227,000		30 Years
800 S. Washington Street	Virginia	2,904,000	5,489,000	-988,000	2,904,000	4,501,000	7,405,000	1,315,000	1951/’55/’59/’90	June	1998	44,000		30 Years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	363,000	13,029,000	25,778,000	38,807,000	4,191,000	2000	June	2002	332,000		30 Years
Frederick Crossing (a)	Virginia	12,759,000	35,477,000	654,000	12,759,000	36,131,000	48,890,000	2,416,000	1999-2003	March	2005	295,000		30 Years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	82,000	4,928,000	13,107,000	18,035,000	370,000	1972	May	2006	82,000		30 Years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	348,000	11,612,000	22,758,000	34,370,000	505,000	1970	May	2006	143,000		30 Years

		$77,100,000	$134,983,000	$43,133,000	$77,100,000	$178,116,000	$255,216,000	$37,014,000				2,016,000

Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$6,497,000	$420,000	$9,175,000	$9,595,000	$6,321,000	1951	January	1963	179,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	7,363,000	336,000	9,359,000	9,695,000	4,235,000	1964	May	1965	170,000	190	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	9,772,000	299,000	12,334,000	12,633,000	5,299,000	1965	July	1969	163,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	6,879,000	287,000	8,533,000	8,820,000	4,598,000	1959	January	1969	173,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	12,154,000	322,000	15,491,000	15,813,000	7,748,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	10,276,000	4,356,000	27,378,000	31,734,000	9,393,000	1982	August	1996	252,000	250	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	4,944,000	2,851,000	12,890,000	15,741,000	4,704,000	1971/'03	March	1996	159,000	212	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	7,850,000	3,900,000	21,262,000	25,162,000	6,200,000	1986	November	1997	226,000	194	30 Years
Avondale	Maryland	3,460,000	9,244,000	3,110,000	3,460,000	12,354,000	15,814,000	3,594,000	1987	September	1999	170,000	236	30 Years
Bennett Park (f)	Virginia	2,861,000	917,000	43,709,000	4,774,000	42,713,000	47,487,000	6,000	N/A	February	2001	—	—	—
The Clayborne (f)	Virginia	269,000	—	17,988,000	700,000	17,557,000	18,257,000	—	N/A	June	2003	—	—	—

		$19,361,000	$60,848,000	$130,542,000	$21,705,000	$189,046,000	$210,751,000	$52,098,000				1,751,000	2,095

Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$1,170,000	$950,000	$4,487,000	$5,437,000	$2,083,000	1980	September	1985	104,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	717,000	2,045,000	2,808,000	4,853,000	879,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	1,983,000	2,086,000	6,727,000	8,813,000	2,541,000	1990	May	1995	166,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	880,000	894,000	2,826,000	3,720,000	1,006,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	528,000	878,000	3,826,000	4,704,000	1,504,000	1981/'82	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	1,463,000	916,000	5,592,000	6,508,000	2,115,000	1987	December	1996	92,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	2,182,000	1,335,000	8,648,000	9,983,000	3,287,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	1,647,000	862,000	6,643,000	7,505,000	2,210,000	1986	February	1997	107,000		30 Years
Pickett Industrial Park	Virginia	3,300,000	4,920,000	1,045,000	3,300,000	5,965,000	9,265,000	2,026,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	9,458,000	4,971,000	35,128,000	40,099,000	11,465,000	1968/'91	May	1998	787,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	160,000	372,000	1,649,000	2,021,000	555,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	246,000	913,000	6,243,000	7,156,000	1,709,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	259,000	1,052,000	6,765,000	7,817,000	1,768,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	0	246,000	1,987,000	2,233,000	481,000	1986	September	1999	31,000		30 Years
Sullyfield Center (a)	Virginia	2,803,000	19,711,000	592,000	2,803,000	20,303,000	23,106,000	3,560,000	1985	November	2001	244,000		30 Years
Fullerton Industrial	Virginia	2,465,000	8,397,000	394,000	2,465,000	8,791,000	11,256,000	1,161,000	1980/'82	January	2003	137,000		30 Years
8880 Gorman Road	Maryland	1,771,000	9,230,000	99,000	1,771,000	9,329,000	11,100,000	983,000	2000	March	2004	141,000		30 Years

SCHEDULE III

(CONTINUED)

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2006			Accumulated Depreciation At December 31, 2006	Year of Construction			Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Properties		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)			Date of Acquisition
Dulles Business Park (a)	Virginia	6,085,000	50,504,000	1,085,000	6,085,000	51,589,000	57,674,000	4,187,000	1999/'04/'05	December/ April	'04/'05	324,000		30 Years
Albermarle Point	Virginia	6,159,000	40,154,000	342,000	6,159,000	40,496,000	46,655,000	2,315,000	2001/'03/'05	July	2005	207,000		30 Years
Hampton	Maryland	7,048,000	16,223,000	298,000	7,048,000	16,521,000	23,569,000	609,000	1989/'05	February	2006	302,000		30 Years
9950 Business Parkway	Maryland	2,035,000	9,236,000	20,000	2,035,000	9,256,000	11,291,000	234,000	2005	May	2006	102,000		30 Years

		$49,186,000	$231,011,000	$24,568,000	$49,186,000	$255,579,000	$304,765,000	$46,678,000				3,624,000	—

Total		$322,573,000	$1,049,420,000	$344,464,000	$324,917,000	$1,391,540,000	$1,716,457,000	$290,003,000				11,806,000	2,095

Notes:

a)	At December 31, 2006, our properties were encumbered by non-recourse mortgage amounts as follows: $13,700,000 on the Ashby, $7,755,000 on Country Club Towers, $10,560,000 on Munson Hill Towers, $9,625,000 on Park Adams, $8,360,000 on Roosevelt Towers, $7,833,000 on Sullyfield Center, $10,574,000 on Shady Grove Medical Village II, $24,246,000 on Frederick Crossing, $47,441,000 on Prosperity Medical Center, $20,846,000 on Dulles Business Park, $5,569,000 on 9707 Medical Center Drive, $4,836,000 on Plum Tree Medical Center, $8,751,000 on 15005 Shady Grove Road, $33,990,000 on West Gude Drive and $22,987,000 on The Ridges and The Crescent.

b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative fair values.

c)	At December 31, 2006, total land, buildings and improvements are carried at $1,735,111,000 for federal income tax purposes.

d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e)	Residential properties are presented in gross square feet.

f)	As of December 31, 2006, we had under development a residential and retail project with 224 apartment units and 5,900 square feet of retail space in Arlington, VA (Bennett Park), a mixed-use project with 75 residential units and 2,600 square feet of retail space in Alexandria, VA (The Clayborne Apartments at South Washington), and an office project with 540,000 square feet of office space to be developed in two phases in Herndon, VA (Dulles Station). The total land value of our development projects at December 31, 2006 was $29.9 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004:

(In Thousands)	2006	2005	2004
Real Estate Assets
Balance, beginning of period	$1,309,160	$1,162,448	$1,052,866
Additions—property acquisitions*	295,853	149,696	85,047
—improvements*	111,784	50,858	33,439
Deductions—write-off of disposed assets	(340)	(4,099)	(182)
Deductions—property sales	—	(49,743)	(8,722)

Balance, end of period	$1,716,457	$1,309,160	$1,162,448

Accumulated Depreciation
Balance, beginning of period	$240,153	$213,173	$177,640
Additions—depreciation	50,190	43,876	37,387
Deductions—write-off of disposed assets	(340)	(4,099)	(182)
Deductions—property sales	—	(12,797)	(1,672)

Balance, end of period	$290,003	$240,153	$213,173

*	Includes non-cash accruals for capital items and assumed mortgages.

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

Date: March 1, 2007