Form 10-Q
period 2007-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2007-05-09
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of common stock, as of May 4, 2007: 45,045,385

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders' Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2006 included in the Trust's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Land	$316,269	$288,821
Income producing property	1,394,944	1,264,442

	1,711,213	1,553,263
Accumulated depreciation and amortization	(290,663)	(277,016)

Net income producing property	1,420,550	1,276,247

Development in progress	136,831	120,656

Total investment in real estate, net	1,557,381	1,396,903
Investment in real estate held for sale, net	29,167	29,551
Cash and cash equivalents	7,305	8,721
Restricted cash	5,143	4,151
Rents and other receivables, net of allowance for doubtful accounts of $3,735 and $3,464, respectively	33,342	31,649
Prepaid expenses and other assets	70,263	58,192
Other assets related to properties held for sale	2,039	2,098

Total assets	$1,704,640	$1,531,265

Liabilities
Notes payable	$879,035	$728,255
Mortgage notes payable	228,367	237,073
Lines of credit payable	91,200	61,000
Accounts payable and other liabilities	52,227	45,089
Advance rents	6,838	5,894
Tenant security deposits	9,510	9,231
Other liabilities related to properties held for sale	1,062	1,053

Total liabilities	1,268,239	1,087,595

Minority Interest	1,758	1,739

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 45,045 and 45,042 shares issued and outstanding	451	451
Additional paid-in capital	501,325	500,727
Distributions in excess of net income	(67,133)	(59,247)

Total Shareholders’ Equity	434,643	441,931

Total Liabilities and Shareholders’ Equity	$1,704,640	$1,531,265

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenue
Real estate rental revenue	$60,798	$49,220

Expenses
Real estate expenses	18,959	14,777
Depreciation and amortization	16,378	11,496
General and administrative	2,883	2,656

	38,220	28,929

Real estate operating income	22,578	20,291

Other income (expense)
Interest expense	(14,376)	(10,322)
Other income	618	170
Other income from life insurance proceeds	1,303	—

	(12,455)	(10,152)

Income from continuing operations	10,123	10,139

Discontinued operations:
Income from operations of properties held for sale	589	493

Net income	$10,712	$10,632

Basic net income per share
Continuing operations	$0.23	$0.24
Discontinued operations	0.01	0.01

Basic net income per share	$0.24	$0.25

Diluted net income per share
Continuing operations	$0.23	$0.24
Discontinued operations	0.01	0.01

Diluted net income per share	$0.24	$0.25

Weighted average shares outstanding – basic	44,931	42,052
Weighted average shares outstanding – diluted	45,153	42,197
Dividends paid per share	$0.4125	$0.4025

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2006	45,042	$451	$500,727	$(59,247)	$441,931
Net income	—	—	—	10,712	10,712
Dividends	—	—	—	(18,598)	(18,598)
Share options exercised	3	—	80	—	80
Share grants and amortization, net of forfeitures	—	—	518	—	518

Balance, March 31, 2007	45,045	$451	$501,325	$(67,133)	$434,643

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$10,712	$10,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,775	11,968
Provision for losses on accounts receivable	511	117
Amortization of share grants	510	295
Changes in other assets	(4,198)	(5,492)
Changes in other liabilities	5,494	1,879

Net cash provided by operating activities	29,804	19,399

Cash flows from investing activities
Real estate acquisitions, net*	(154,418)	(23,155)
Capital improvements to real estate	(7,506)	(7,074)
Development in progress	(17,773)	(9,102)
Non-real estate capital improvements	(457)	(86)

Cash used in investing activities	(180,154)	(39,417)

Cash flows from financing activities
Line of credit borrowings, net	30,200	35,000
Dividends paid	(18,590)	(16,978)
Principal payments – mortgage notes payable	(8,706)	(653)
Proceeds from debt offering	150,750	—
Deferred financing costs	(4,800)	—
Net proceeds from the exercise of share options	80	692

Net cash provided by financing activities	148,934	18,061

Net decrease in cash and cash equivalents	(1,416)	(1,957)
Cash and cash equivalents, beginning of period	8,721	4,938

Cash and cash equivalents, end of period	$7,305	$2,981

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,103	$12,973

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WRIT,” the “Company” or the “Trust”), a Maryland Real Estate Investment Trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex centers, multifamily properties and retail centers.

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first quarter 2007 or in the year 2006.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Within these notes to the financial statements, we refer to the three months ended March 31, 2007 as the “2007 Quarter” and the three months ended March 31, 2006 as the “2006 Quarter”.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes” (FIN 48), FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia and the District of Columbia but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed or to be filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax position, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB also issued FASB Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U. S. generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007 and accordingly all the provisions of SFAS No. 157 will be considered when we adopt it in January 2008.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income. Minority interest expense was $52,300 for the 2007 Quarter and $50,000 for the 2006 Quarter. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of March 31, 2007 and December 31, 2006, the deferred financing costs of $21.4 million and $16.6 million, respectively, net of accumulated amortization of $6.0 million and $5.5 million were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.6 million for the 2007 Quarter and $0.4 million for the 2006 Quarter.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of March 31, 2007 and December 31, 2006 deferred leasing costs of $20.4 million and $19.0 million, respectively, net of accumulated amortization of $6.9 million and $6.5 million, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred leasing costs included in expense for properties classified as continuing operations totaled $0.8 million and $0.5 million for the first quarters of 2007 and 2006, respectively.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense, for properties classified as continuing operations, was $12.7 million and $10.3 million for the 2007 and 2006 Quarter, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $1.3 million and $0.7 million for the 2007 Quarter and 2006 Quarter, respectively. Interest capitalized is depreciated over the useful life of the related underlying assets when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2007 and 2006 Quarters.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-through expenses (referred to as “Absorption Cost”); (2) the estimated cost of tenant improvements and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Cost”); (3) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions and Absorption Costs and Net Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2007 and December 31, 2006 are as follows (in millions):

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$24.7	$7.4	$17.3	$19.8	$6.4	$13.4
Leasing Commissions and Absorption Costs	$23.6	$5.0	$18.6	$16.3	$3.3	$13.0
Net Lease Intangible Assets	$9.0	$3.5	$5.5	$9.2	$3.5	$5.7
Net Lease Intangible Liabilities	$16.8	$4.2	$12.6	$13.0	$3.3	$9.7

Amortization of these components combined was $2.3 million for the 2007 Quarter and $0.7 million for the 2006 Quarter. No value had been assigned to Customer Relationship Value at March 31, 2007 or December 31, 2006.

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

Restricted Cash

Restricted cash at March 31, 2007 and December 31, 2006 consisted of $5.1 million and $4.2 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers, non-officer employees and trustees under the Share Grant Plan. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant and share grants that vest over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over five years. Trustee share grants are fully vested immediately upon date of share grant and are restricted from sale for the period of the trustees’ service.

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

Unvested shares are forfeited upon an employee’s termination while unvested shares for employees eligible for retirement fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized over the explicit service period with acceleration of expense upon determination of the date of actual retirement for these employees. The Company will continue this practice for awards granted

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

prior to January 1, 2006, when FAS 123R was adopted, and for shares granted after the adoption of FAS 123R the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2007	December 31, 2006
Office buildings	$681,347	$602,875
Medical office Buildings	296,161	246,144
Retail centers	255,089	254,472
Multifamily properties	147,783	145,007
Industrial/Flex properties	330,833	304,765

	$1,711,213	$1,553,263

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

We have several properties in development in our office and multifamily sectors and one property in our retail sector that was in redevelopment for most of 2006, but was placed in service in 2006. The cost of our real estate portfolio in development is illustrated below (in thousands):

	March 31, 2007	December 31, 2006
Office buildings	$59,468	$54,168
Medical office buildings	—	—
Retail centers	52	745
Multifamily	77,311	65,743
Industrial/Flex properties	—	—

	$136,831	$120,656

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had two properties classified as held for sale at March 31, 2007 and December 31, 2006. Those two properties were Maryland Trade Centers I and II with a total of 342,000 net rentable square feet, and they were classified as discontinued operations in the 2007 and 2006 Quarters.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended March 31,
	2007	2006
Revenues	$1,796	$1,705
Property expenses	(810)	(740)
Depreciation and amortization	(397)	(472)

	$589	$493

Operating income by property is summarized below (in thousands):

		Operating Income For the Quarter Ended March 31,
Property	Segment	2007	2006
Maryland Trade Center I	Office	$308	$241
Maryland Trade Center II	Office	281	252

		$589	$493

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

WRIT acquired the following properties during the 2007 Quarter:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000

Total 2007 Quarter			472,000	$154,700

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the properties listed above resulted in the recognition of $5.4 million in absorption costs and $1.8 million in leasing commissions, $.05 million in net intangible lease assets, $5.0 million in tenant origination costs and $3.8 million in net intangible lease liabilities. The weighted average life of these assets ranges from 7 to 110 months. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

The purchase of 270 Technology Park in February 2007 was funded from the proceeds of our convertible debt offering in January 2007. The purchase of Monument II in March 2007 was funded with proceeds from the January 2007 convertible debt offering and borrowings of $30 million on our line of credit. The purchase of the 2440 M Street property was funded by borrowings on our line of credit. The borrowings for these acquisitions were outstanding as of March 31, 2007.

The following unaudited pro-forma combined condensed statements of operations present the consolidated results of operations for the 2007 Quarter and the 2006 Quarter, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the Quarters presented. The unaudited data presented is in thousands, except per share data.

	Quarter Ended March 31,
	2007	2006
Real estate revenues	$63.1	$52.8
Income from continuing operations	$11.5	$11.3
Net income	$12.1	$11.8
Diluted earnings per share	$0.27	$0.28

NOTE 4: MORTGAGE NOTES PAYABLE

	March 31, 2007	December 31, 2006
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bore interest at 9.00% per annum. Principal and interest were paid monthly until January 2, 2007, at which time all unpaid principal and interest were paid in full.	—	7,833

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	47,237	47,441

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,500	10,574

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,695	20,846

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,127	24,246

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,535	5,569

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,817	4,836

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,715	8,751

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,843	33,990

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,898	22,987

	$ 228,367	$ 237,073

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $399.9 million and $422.0 million at March 31, 2007 and December 31, 2006, respectively. Scheduled principal payments for the remaining nine months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

Total Principal Payments
2007	$2,558
2008	3,571
2009	53,768
2010	25,428
2011	12,763
Thereafter	130,279

Total	$228,367

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2007, we maintained a $70.0 million unsecured line of credit maturing in July 2008 (“Credit Facility No. 1”) and a $200.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had no amounts outstanding as of March 31, 2007 related to Credit Facility No. 1, and $1.9 million in Letters of Credit issued, with $68.1 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2006, $28.0 million was outstanding under this facility. During the quarter, $28.0 million of gross borrowing was repaid with proceeds from the $150 million 3.875% convertible notes issued in January 2007. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. All outstanding advances are due and payable

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

upon maturity in July 2008. Interest only payments are due and payable on a monthly basis. We incurred $96,400 and $492,900 in interest expense (excluding facility fees) for the quarters ended March 31, 2007 and March 31, 2006, respectively, representing an average interest rate of 5.90% and 5.16%, respectively, per annum.

Credit Facility No. 1 requires us to pay the lender an annual facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. We incurred facility fees of $26,300 for both the quarters ended March 31, 2007 and 2006.

Credit Facility No. 2

We had $91.2 million outstanding as of March 31, 2007 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $107.9 million unused and available for subsequent acquisitions or capital improvements. $33.0 million was outstanding under this facility at December 31, 2006. During the quarter, $49.2 million was borrowed in March to fund the acquisition of 2440 M Street, $30.0 million was borrowed in February to fund the acquisition of Monument II, and $20.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. $41.0 million of gross borrowing was repaid with proceeds from the $150 million 3.875% convertible notes issued in January 2007.

Advances under this agreement bear interest at WRIT’s option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the quarter ended March 31, 2007, we recognized interest expense (excluding facility fees) of $476,200 representing an average interest rate of 5.75%.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the quarter ended March 31, 2007, we incurred facility fees of $75,000.

Credit Facility No. 3

This $85.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association was terminated on November 2, 2006 and replaced with Credit Facility No. 2. Advances under this agreement bore interest at LIBOR plus 55 basis points, based on the credit rating of our publicly issued debt. There were no borrowings outstanding and payable under the facility upon the termination of the agreement in November 2006. Interest only payments were due and payable generally on a monthly basis. We incurred no interest for the quarter ended March 31, 2006.

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred facility fees of $31,500 for the quarter ended March 31, 2006.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2007. In addition, Credit Facility No. 1 requires approval to be obtained from the lender for purchases by the Trust over an agreed upon amount.

NOTE 6: NOTES PAYABLE

On August 13, 1996, we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from Credit Facility No. 1 and Credit Facility No. 3.

On February 20, 1998, we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. These notes do not require any principal payment and are due in full at maturity.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

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

On January 22, 2007, we issued an additional $135.0 million of the 3.875% senior convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and a portion of the acquisition of Monument II, to repay borrowings under our lines of credit, and to fund general corporate purposes.

The senior convertible notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive in the period and not included in our earnings per share calculations.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

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

The following is a summary of our unsecured note borrowings (in thousands):

	March 31, 2007	December 31, 2006
6.74% notes due 2008	$60,000	$60,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	110,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(2,153)	(2,204)
Premium on notes issued	1,188	459
Total	$879,035	$728,255

The required principal payments excluding the effects of note discounts or premium for the remaining nine months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

2007	$—
2008	60,000
2009	—
2010	—
2011	150,000
Thereafter	670,000

$880,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of March 31, 2007 except for the covenant described below.

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

Interest on these notes is payable semi-annually. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our note covenants as of March 31, 2007, except the financial covenant requiring that total debt not exceed 60% of total assets (defined as GAAP assets before depreciation less accounts receivable and intagibles). Currently, our total debt is approximately 60.68% of total assets as defined, or approximately $13.4 million in excess of the amount permitted by the covenant. Under the terms of the notes, we would have 60 days after being given written notice of noncompliance with this covenant by the trustee under the indenture governing the notes or the holders of 25% or more of the non-convertible notes to remedy the noncompliance. As of May 9 2007, we have not received any such notice. If we were to receive such a notice and to fail to remedy the noncompliance within such 60 days period, it would constitute an event of default, and the holders of the notes would be entitled to assert the remedies provided in the indenture with respect to an event of default so long as the event of default was continuing.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

NOTE 7: BENEFIT PLANS

Share Options and Grants

Options

We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan to replace the 1991 Stock Option Plan that expired on June 25, 2001. The plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant vested 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust Stock Option Plan for Trustees in March 1998. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. Effective 2005 officers, non-officer key employees, and trustees received annual share grant awards.

Activity under the Plans is summarized below:

	2007
	Shares	Wtd Avg Ex Price
Outstanding at January 1	451,000	$24.42
Granted	—	—
Exercised	(3,000)	$25.10
Expired/Forfeited	—	—
Outstanding at March 31	448,000	$24.42
Exercisable at March 31	448,000	$24.42

The 448,000 options outstanding at March 31, 2007, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.42 and a weighted average remaining contractual life of 4.9 years. The aggregate intrinsic value of outstanding exercisable shares at March 31, 2007 was $5.8 million. The aggregate intrinsic value of options exercised in the first quarter of 2007 was $48,700. There were no forfeitures of options in the first quarter 2007.

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

In December 2006, WRIT Board of Trustees approved written amendments to the Share Grant Plan providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award will be in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award will be in the form of performance share units. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and CEO was excluded from long-term awards under the Share Grant Plan in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units based on the stock price at the end of the period was approximately $1.7 million of which $104,000 was recognized during the quarter ending March 31, 2007. The estimated expense related to the 2007 performance share units is approximately $1.4 million of which $107,000 was recognized during the quarter ending March 31, 2007. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 21,877 restricted share units awarded to officers and other members of management in December 2006 and no awards in the first quarter of 2007. Performance and restricted share units awarded were valued at a weighted average price of $39.54 per share based upon the market value on the date of grant.

In 2004, trustees were awarded 400 share grants each. Beginning in 2005, annual long-term incentive compensation for trustees was changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The following are tables of activity for the quarter ended March 31, 2007 related to our share grants and restricted share unit grants.

Share Grants

	2007
	Shares	Wtd Avg Grant Price
Vested at January 1	191,217	27.17
Unvested at January 1	115,492	33.16
Granted	—	—
Vested during year	(12,093)	31.25
Expired/Forfeited	(100)	32.50

Unvested at March 31	103,299	33.37
Vested at March 31	203,310	27.57

There were no share grants issued during the quarter ending March 31, 2007. The total fair value of shares vested during the quarter ending March 31, 2007 is $0.5 million. As of March 31, 2007, the total compensation cost related to non-vested share awards not yet recognized was $2.3 million, which is expected to be recognized over a weighted average period of 26 months on a straight-line basis.

Restricted Share Units

2007
	Shares	Wtd Avg Grant Price
Unvested at January 1	21,877	39.54
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—

Unvested at March 31	21,877	39.54
Vested at March 31	—	—

The value of unvested restricted share units at March 31, 2007 was $813,000, which is expected to be recognized as compensation cost over a period of 57 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the quarters ending March 31, 2007 and 2006 was $0.5 million and $0.3 million, respectively. The expense related to the quarter ending March 31, 2007 includes $131,000 related to the accelerated vesting of CEO share grant awards as required by SFAS No. 123R – Share based payments.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401(k) plan of $104,000 and $74,000, for the quarters ended March 31, 2007 and 2006, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.9 million and $1.8 million at March 31, 2007 and December 31, 2006, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the CEO. Under this plan, upon the CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he will be entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that will result in an accrued balance at the end of the CEO’s employment which is not less than the present value of the estimated benefit payments to be made. For the quarters ended March 31, 2007 and 2006, we recognized current service cost of $63,000 and $117,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the March 31, 2007 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at March 31, 2007, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability upon the CEO’s retirement.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the quarters ended March 31, 2007 and 2006, we recognized current service cost of $53,000 and $63,000, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

In first quarter 2007 it was determined that upon the death of a retired executive officer, the Company as beneficiary on a life insurance policy, earned proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the first quarter 2007.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter ended March 31,
	2007	2006
Numerator for basic and diluted per share calculations:
Income from continuing operations	$10,123	$10,139
Discontinued operations	589	493

Net income	$10,712	$10,632
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	44,931	42,052
Effect of dilutive securities:
Employee stock option and share grant awards	222	145

Denominator for diluted per share amounts	45,153	42,197

Income from continuing operations per share
Basic	$0.23	$0.24
Diluted	$0.23	$0.24
Discontinued operations per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Net income per share
Basic	$0.24	$0.25
Diluted	$0.24	$0.25

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended March 31,
	2007	2006
Office Buildings	39%	38%
Medical Office Buildings	13%	9%
Retail Centers	18%	18%
Multifamily Properties	13%	16%
Industrial/Flex Centers	17%	19%

The percentage of total real estate assets, at cost, for each of the five reportable operating segments is as follows:

	March 31, 2007	December 31, 2006
Office Buildings	41%	40%
Medical Office Buildings	17%	16%
Retail Centers	14%	15%
Multifamily Properties	10%	11%
Industrial/Flex Centers	18%	18%

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Segment Information (in thousands):

Quarter Ended March 31, 2007

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$23,578	$7,962	$10,689	$8,172	$10,397	$—	$60,798
Real estate expenses	7,915	2,391	2,254	3,618	2,781	—	18,959

Net operating income	15,663	5,571	8,435	4,554	7,616	—	41,839

Depreciation and amortization							16,378
Interest expense							14,376
General and administration expense							2,883
Other income							618
Other income—life insurance proceeds							1,303
Income from discontinued operations							589

Net Income							$10,712

Capital expenditures	$2,950	$630	$186	$3,340	$400	$457	$7,963

Total assets	$681,486	$286,241	$231,838	$172,176	$293,716	$39,183	$1,704,640

Quarter Ended March 31, 2006

	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$18,536	$4,533	$8,919	$7,846	$9,386	$—	$49,220
Real estate expenses	6,052	1,210	1,862	3,350	2,303	—	14,777

Net operating income	12,484	3,323	7,057	4,496	7,083	—	34,443

Depreciation and amortization							11,496
Interest expense							10,322
General and administration expense							2,656
Other income							170
Income from discontinued operations							493

Net Income							$10,632

Capital expenditures	$4,104	$99	$(237)	$2,294	$814	$86	$7,160

Total assets	$460,115	$132,267	$176,086	$122,900	$259,744	$21,669	$1,172,781

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion that follows is based on our consolidated results of operations for the three months (hereinafter referred to as the “Quarter”) ended March 31, 2007 and 2006, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2006 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington Metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to the technology and biotechnology sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington Metro region. As of March 31, 2007, we owned a diversified portfolio of 85 properties, consisting of 14 retail centers, 25 general purpose office properties, 14 medical office buildings, 23 industrial/flex properties and 9 multifamily properties, totaling 12 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Our results in the first quarter of 2007 as compared to the first quarter of 2006, showed continued improvement in both occupancy and rental rate growth. The office sector experienced strong NOI and rental rate growth as occupancy has improved, particularly at 6110 Executive Boulevard and 1600 Wilson Boulevard, as well as 7900 Westpark and 515 King Street. The medical office sector remained steady with some gains in occupancy and rental rates. WRIT’s retail centers had strong rental rate increases that were offset by lower occupancy. The multifamily market showed improved NOI and rental rates with occupancy impacted by what is expected to be the short-term impact of current refurbishment at several properties. The industrial sector posted rental rate growth and an increase in occupancy.

Progress continues on our ground-up development projects at Bennett Park, formerly Rosslyn Towers, The Clayborne Apartments, formerly South Washington Street and Dulles Station. The development at Bennett Park and The Clayborne Apartments is progressing well with completion expected in the fourth and third quarters 2007, respectively. At Dulles Station, the building shell completion is expected early in the third quarter 2007.

GENERAL

During the first Quarter 2007 we completed the following significant transactions:

•

The acquisition of one general purpose office property for $78.2 million adding approximately 205,000 square feet which was 100.0% leased at the end of the Quarter, one medical office property for $50.0 million adding approximately 110,000 square feet which was 96.0% leased at the end of the Quarter, and one industrial/flex property for $26.5 million adding approximately 157,000 square feet which was 97.0% leased at the end of the Quarter.

•	The issuance of $150.0 million of 3.875% senior unsecured notes due 2026 at an effective yield of 4.003% raising $146.0 million, net.

•	The investment of $17.8 million in our development projects.

•	The execution of new leases for 365,500 square feet of commercial space.

During the first Quarter 2006 we completed the following significant transactions:

•

The acquisition of two industrial/flex properties, for a purchase price of $23.1 million, adding approximately 303,000 square feet of rentable space which was 74.0% leased as of the end of the Quarter.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia and the District of Columbia but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed or to be filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax position, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB also issued FASB Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007 and accordingly all the provisions of SFAS No. 157 will be considered when we adopt it in January 2008.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-through expenses

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

(referred to as “Absorption Cost”), (2) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of March 31, 2007 or December 31, 2006.

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

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of March 31, 2007 and December 31, 2006 there were two properties classified as discontinued operations on our Consolidated Balance Sheets.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first Quarter of 2007 and 2006.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first quarter 2007 and 2006.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters ended March 31, 2007 and 2006. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. Three properties were acquired during the 2007 Quarter and two properties were acquired during the 2006 Quarter. Two properties are classified as discontinued operations for the 2007 and 2006 Quarters.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue is summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Minimum base rent	$55,433	$45,427	$10,006	22.0%
Recoveries from tenants	6,055	4,496	1,559	34.7%
Parking and other tenant charges	1,106	1,002	104	10.4%

	$62,594	$50,925	$11,669	22.9%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $10.0 million (22.0%) in the 2007 Quarter compared to the 2006 Quarter primarily due to the acquisitions in 2006 and year-to-date in 2007. These acquisitions accounted for $8.1 million of the increase in minimum base rent in the 2007 Quarter over the 2006 Quarter and $1.1 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2007 Quarter increased $1.8 million over the prior year driven by increased occupancy in the office and industrial sectors and increases in rental rate growth in the multifamily, retail, office and industrial sectors offset somewhat by decreased occupancy in the multifamily and retail sectors.

Discontinued operations contributed $1.8 million and $1.7 million to consolidated real estate revenue for the first quarter 2007 and 2006, respectively.

A summary of consolidated economic occupancy by sector follows:

	Three Months Ended March 31,
Sector	2007	2006	Change
Office Buildings	92.9%	91.1%	1.8%
Medical Office Buildings	98.9%	98.8%	0.1%
Retail Centers	94.8%	99.5%	(4.7)%
Multifamily Properties	90.6%	90.8%	(0.2)%
Industrial/Flex Centers	94.2%	93.5%	0.7%

Total	93.8%	93.4%	0.4%

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues. Our overall consolidated economic occupancy was relatively flat for the 2007 Quarter. However, occupancy in the office sector improved 180 basis points due primarily to leasing activity at 6110 Executive Boulevard, 7900 Westpark, 1600 Wilson Boulevard and 515 King Street. Occupancy in the retail sector was impacted by the vacancies at the Montrose Shopping Center acquired in 2006 and lease termination of a single tenant at South Washington Street.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Property operating expenses	$14,443	$11,190	$3,253	29.1%
Real estate taxes	5,326	4,327	999	23.1%

	$19,769	$15,517	$4,252	27.4%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 31.6% of revenue in the 2007 Quarter and 30.5% of the revenue in the 2006 Quarter. The properties acquired in 2006 and 2007 accounted for $2.1 million of the $3.3 million increase in property operating expenses and $0.7 million of the $1.0 million increase in real estate taxes over the 2006 Quarter. Core real estate operating expenses increased $1.1 million as a result of higher utility costs and repair and maintenance expenses. Discontinued operations property expenses increased $0.1 million in the 2007 Quarter compared to the 2006 Quarter.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Depreciation & amortization	$16,775	$11,968	$4,807	40.2%
Interest expense	14,376	10,322	4,054	39.3%
General & administrative	2,883	2,656	227	8.5%

	$34,034	$24,946	$9,088	36.4%

Depreciation and amortization expense increased $4.8 million (40.2%) to $16.8 million in the 2007 Quarter from $12.0 million in the 2006 Quarter due primarily to total operating property acquisitions of $303.0 million in 2006 and $154.7 in 2007 plus capital and tenant improvement expenditures of $45.2 million in 2006 and the first quarter 2007, combined. In the 2007 Quarter $4.2 million of the increase in depreciation and amortization expense was from properties acquired in 2007 and 2006.

Interest expense increased $4.1 million to $14.4 million in the 2007 Quarter from $10.3 million the 2006 Quarter, as 2006 and first quarter 2007 acquisitions were funded primarily by debt, $3.6 million of the impact was for interest on notes payable resulting from the debt issuances in June, July and September 2006 and January 2007 to fund our acquisition and development activity offset somewhat by interest on a note that was paid off in 2006. Mortgage interest also increased $0.9 million due to the mortgage assumptions for some acquisitions in 2006 and interest on our lines of credit increased $0.2 for increased borrowings, all of which was offset somewhat by increases in capitalized interest on our development projects.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

A summary of interest expense for the Quarter ended March 31, 2007 and 2006, respectively, appears below (in millions):

	Three Months Ended March 31,
Debt Type	2007	2006	$ Change
Notes payable	$11.5	$7.9	$3.6
Mortgages	3.4	2.5	0.9
Lines of credit	0.8	0.6	0.2
Capitalized interest	(1.3)	(0.7)	(0.6)

Total	$14.4	$10.3	$4.1

General and administrative expenses increased to $2.9 million for the 2007 Quarter compared to $2.7 million for the 2006 Quarter, primarily due to the long term incentive compensation expense of the performance share unit plan in the 2007 quarter compared to none in the 2006 quarter.

OTHER INCOME

In April 2007 it was determined that upon the death of a retired executive officer in March 2007, the Company as beneficiary on a life insurance policy, earned proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the first quarter 2007.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT did not dispose of any properties in the first Quarter 2007 or 2006 but there were two properties classified as held for sale and reported as discontinued operations.

Operating results of the properties classified as discontinued operations for the first Quarter 2007 and 2006 are summarized as follows (in thousands):

	Quarter ended March 31,
	2007	2006
Revenues	$1,796	$1,705
Property expenses	(810)	(740)
Depreciation and amortization	(397)	(472)

	$589	$493

NET OPERATING INCOME

Real estate NOI is one of the key performance measures we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with U. S. generally accepted accounting principles (“GAAP”) NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue, plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income is provided below.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

2007 Quarter Compared to the 2006 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2007 Quarter compared to the 2006 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$51,287	$48,992	$2,295	4.7%
Non-core (1)	9,511	228	9,283	n/a

Total Real Estate Rental Revenue	$60,798	$49,220	$11,578	23.5%

Real Estate Expenses
Core	$16,122	$14,712	$1,410	9.6%
Non-core (1)	2,837	65	2,772	n/a

Total Real Estate Expenses	$18,959	$14,777	$4,182	28.3%

Net Operating Income
Core	$35,165	$34,280	$885	2.6%
Non-core (1)	6,674	163	6,511	n/a

Total Net Operating Income	$41,839	$34,443	$7,396	21.5%

Reconciliation to Net Income
NOI	$41,839	$34,443
Other income	618	170
Other income from life insurance proceeds	1,303	—
Interest expense	(14,376)	(10,322)
Depreciation and amortization	(16,378)	(11,496)
General and administrative expenses	(2,883)	(2,656)
Discontinued operations(2)	589	493

Net Income	$10,712	$10,632

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core	94.2%	93.7%
Non-core (1)(2)	91.6%	77.8%

Total	93.8%	93.4%

(1)	Non-core properties include:

2007 acquisitions – 270 Technology Park, Monument II and 2440 M Street

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges and The Crescent

(2)	Discontinued operations include income from operations for:

2007 Quarter and 2006 Quarter held for sale – Maryland Trade Centers I and II

We recognized NOI of $41.8 million in the 2007 Quarter, which was $7.4 million or 21.5% greater than in the 2006 Quarter due primarily to our acquisitions in 2006 and in the first quarter 2007. These acquired properties contributed $6.7 million in NOI in the 2007 Quarter (16.0% of total NOI).

Core properties experienced a $0.9 million increase (2.6%) in NOI due to a $2.3 million increase in revenue offset somewhat by a $1.4 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office sector, as well as increased rental rates in all sectors, offset somewhat by increased vacancy in the multifamily and industrial sectors. The increase in core expenses was driven by the office, multifamily, retail and industrial sectors, which contributed $0.7 million, $0.3 million, $0.2 million and $0.2 million, respectively, to the increase as a result of higher real estate taxes, utilities and maintenance expense.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Overall economic occupancy increased from 93.4% in the 2006 Quarter to 93.8% in the 2007 Quarter as core economic occupancy increased from 93.7% to 94.2%, due largely to increases in the office sector, offset somewhat by decreases in core retail, multifamily and industrial sector occupancy. As of March 31, 2007, 12.4% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2007 quarter, 94.3% of the square footage that expired was renewed and we executed new leases for 365,500 square feet with a 9.9% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$19,793	$18,536	$1,257	6.8%
Non-core (1)	3,785	—	3,785	100.0%

Total Real Estate Rental Revenue	$23,578	$18,536	$5,042	27.2%

Real Estate Expenses
Core	$6,721	$6,052	$669	11.1%
Non-core (1)	1,194	—	1,194	100.0%

Total Real Estate Expenses	$7,915	$6,052	$1,863	30.8%

Net Operating Income
Core	$13,072	$12,484	$588	4.7%
Non-core (1)	2,591	—	2,591	100.0%

Total Net Operating Income	$15,663	$12,484	$3,179	25.5%

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core	93.7%	91.4%
Non-core (1)	90.4%	87.5%

Total	92.9%	91.1%

(1)	Non-core properties include:

2007 acquisition – Monument II

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, The Ridges

2007 and 2006 held for sale – Maryland Trade Centers I and II

The office sector recognized NOI of $15.7 million in the 2007 Quarter, which was $3.2 million or 25.5%, higher than in the 2006 Quarter due primarily to the NOI contribution of the properties acquired in 2006 and 2007. Those properties contributed $2.6 million to the increase in NOI. Core office sector NOI was $0.6 million (4.7%) higher than in the comparable quarter in 2006 due primarily to a 230 basis point increase in occupancy and increased rental rates.

The core office rental revenue increased as rental rates were up 2.1% compared to the first quarter 2006 and occupancy increased 230 basis points. This was driven by the leasing activity at 6110 Executive Boulevard, 7900 Westpark, 1600 Wilson Boulevard and 515 King Street. Core real estate expenses increased 11.1% due primarily to increased utility cost as a result of supplier rate increases for the Maryland and DC properties and real estate taxes.

Core economic occupancy increased from 91.4% to 93.7% as a result of the leasing activity at the properties described above.

As of March 31, 2007, 8.3% of the total office square footage leased is scheduled to expire in the next twelve months. During the quarter, 94.6% of the square footage that expired was renewed and we executed new leases for 185,000 square feet of office space with a 6.0% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Medical Office Sector

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$4,595	$4,533	$62	1.4%
Non-core(1)	3,367	—	3,367	100.0%

Total Real Estate Rental Revenue	$7,962	$4,533	$3,429	75.6%

Real Estate Expenses
Core	$1,286	$1,210	$76	6.3%
Non-core(1)	1,105	—	1,105	100.0%

Total Real Estate Expenses	$2,391	$1,210	$1,181	97.6%

Net Operating Income
Core	$3,309	$3,323	$(14)	(0.4)%
Non-core(1)	2,262	—	2,262	100.0%

Total Net Operating Income	$5,571	$3,323	$2,248	67.6%

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core	98.8%	98.8%
Non-core (1)	98.9%	—

Total	98.9%	98.8%

(1)	Non-core properties include:

2007 acquisition – 2440 M Street

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $5.6 million in the 2007 Quarter which was $2.2 million or 67.6% higher than the 2006 Quarter due to the properties acquired in 2006 and year to date in 2007. The acquired properties contributed $2.3 million to the increase in NOI. Core medical office sector NOI was slightly lower than 2006 primarily due to rental rate increases being offset by higher maintenance, utility and payroll expenses. Medical office properties were stable for these periods in both occupancy and rental rates as there was very little tenant rollover.

Economic occupancy was flat and as of March 31, 2007, 8.2% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the quarter, 64.9% of the square footage that expired was renewed and we executed new leases for 21,400 square feet of medical office space with a 10.5% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Retail Sector

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$9,639	$8,919	$720	8.1%
Non-core (1)	1,050	—	1,050	100.0%

Total Real Estate Rental Revenue	$10,689	$8,919	$1,770	19.8%

Real Estate Expenses
Core	$2,064	$1,862	$202	10.8%
Non-core (1)	190	—	190	100.0%

Total Real Estate Expenses	$2,254	$1,862	$392	21.1%

Net Operating Income
Core	$7,575	$7,057	$518	7.3%
Non-core (1)	860	—	860	100.0%

Total Net Operating Income	$8,435	$7,057	$1,378	19.5%

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core	97.3%	99.5%
Non-core (1)	78.0%	—

Total	94.8%	99.5%

(1)	Non-core properties include:

2006 acquisitions – Montrose Shopping Center and Randolph Shopping Center

Retail sector NOI increased in the 2007 Quarter to $8.4 million from $7.1 million in the 2006 Quarter. The acquisitions in April 2006 contributed $0.9 million (10.2%) to NOI for the current quarter. The increase in core NOI of $0.5 million was due to a $0.7 million increase in revenues, primarily for leasing activity at The Shoppes at Foxchase combined with a rental rate increase of 8.2%. Core real estate expenses increased slightly due to un-reimbursed common area maintenance expenses and higher real estate taxes.

As of March 31, 2007, 13.8% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 86.1% of the square footage that expired was renewed and we executed new leases for 73,800 square feet of retail space at an average rent increase of 18.0%.

Multifamily Sector

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$8,172	$7,846	$326	4.2%
Real Estate Expenses
Core/Total	$3,618	$3,350	$268	8.0%

Net Operating Income
Core/Total	$4,554	$4,496	$58	1.3%

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core/Total	90.6%	90.8%

Multifamily NOI was flat due to an increase in revenue offset substantially by an increase in expenses. Revenues were higher by $0.3 million in the 2007 Quarter compared to the 2006 Quarter due to a 5.2% increase in rental rates as a result of renovated units at Bethesda Hill, 3801 Connecticut Avenue and Park Adams, offset slightly due to several off-line units at the same properties for planned renovations. The increase in real estate expenses was primarily due to higher payroll, utilities and real estate tax expenses.

Industrial Sector

	Quarter Ended March 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$9,088	$9,158	$(70)	(0.8)%
Non-core (1)	1,309	228	1,081	474.1%

Total Real Estate Rental Revenue	$10,397	$9,386	$1,011	10.8%

Real Estate Expenses
Core	$2,433	$2,238	$195	8.7%
Non-core (1)	348	65	283	435.4%

Total Real Estate Expenses	$2,781	$2,303	$478	20.8%

Net Operating Income
Core	$6,655	$6,920	$(265)	(3.8)%
Non-core (1)	961	163	798	489.6%

Total Net Operating Income	$7,616	$7,083	$533	7.5%

	Quarter Ended March 31,
Economic Occupancy	2007	2006
Core	93.9%	94.0%
Non-core (1)	95.7%	77.8%

Total	94.2%	93.5%

(1)	Non-core properties include:

2007 acquisition – 270 Technology Park

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

The industrial sector recognized NOI of $7.6 million in the 2007 Quarter, which was $0.5 million (7.5%) greater than in the 2006 Quarter due to the acquisitions of 270 Technology Park in February 2007 and Hampton Overlook and Hampton South in February 2006.

Core property NOI decreased by $0.3 million or 3.8% in the 2007 Quarter from the 2006 Quarter due to a slight decrease in revenue and an increase in expenses. Core revenues decreased slightly due to a decrease in occupancy and increased bad debt expense. Core property expenses increased 8.7% due to higher maintenance services cost. As of March 31, 2007, 16.8% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 100.0% of the square footage that expired was renewed and we executed new leases for 85,000 square feet of industrial space at an average rent increase of 18.6%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of March 31, 2007, we had approximately $7.3 million in cash and cash equivalents and $176.0 million available for borrowing under our unsecured credit facilities. In March 2007 we borrowed $79.2 million on our credit facilities to purchase Monument II and 2440 M Street. In addition, we borrowed $20.0 million in the quarter to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

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

As we review the results of the first three months and anticipate the business activity for the remainder of 2007, we expect to complete the year with significant capital requirements revised from previous estimates. Therefore, for the twelve months ended December 31, 2007, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $44.0 million to invest in our existing portfolio of operating assets, including approximately $10.4 million to fund tenant-related capital requirements;

•	Approximately $64.0 million to invest in our development projects;

•	Approximately $275.0 million to fund our expected property acquisitions;

We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public market, possible asset dispositions or funding acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general, greater Washington Metro regional, or tenant economic downturns, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions, or make necessary routine capital improvements or undertake redevelopment opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

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

MARCH 31, 2007

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at March 31, 2007 is summarized as follows (in thousands):

Fixed rate mortgages	$228,367
Unsecured credit facilities	91,200
Unsecured notes payable	880,000

Total debt	$1,199,567

The $228.4 million in fixed rate mortgages, which includes $2.9 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.9% at March 31, 2007 and had a weighted average maturity of 5.2 years.

Our primary external source of liquidity is our two revolving credit facilities. At March 31, 2007 we could borrow up to an additional $176.0 million under these lines which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a three-year, $70.0 million unsecured credit facility expiring in July 2008. Credit Facility No. 2 is a four-year $200.0 million unsecured credit facility that expires in November 2010.

On June 6, 2006, we issued $100.0 million of 5.95% unsecured notes due June 15, 2011 at 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay borrowings on one of our lines of credit.

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

On January 22, 2007 we issued an additional $135.0 million of the 3.875% senior convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of the 3.875% senior convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and $30 million of the acquisition of Monument II, to repay borrowings under our lines of credit, and to fund general corporate purposes.

These notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive in the period and not included in our earnings per share calculations.

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

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2008 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
6.74% notes due 2008	$60,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026	260,000
7.25% notes due 2028	50,000

$880,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2006 10-K, all of which were met as of March 31, 2007 except as discussed below.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our unsecured note covenants as of March 31, 2007, except the financial covenant requiring that total debt not exceed 60% of total assets (defined as GAAP assets before depreciation less accounts receivable and intagibles). Currently, our total debt is approximately 60.68 percent of total assets as defined, or approximately $13.4 million in excess of the amount permitted by the covenant. Under the terms of the notes, we would have 60 days after being given written notice of noncompliance with this covenant by the trustee under the indenture governing the notes or the holders of 25% or more of the non-convertible notes to remedy the noncompliance. As of May 9, 2007, we have not received any such notice. If we were to receive such a notice and to fail to remedy the noncompliance within such 60 days period, it would constitute an event of default, and the holders of the notes would be entitled to assert the remedies provided in the indenture with respect to an event of default so long as the event of default was continuing. We believe this noncompliance is immaterial because the covenant, calculated using GAAP assets before depreciation less accounts receivable and intagibles, substantially understates the value of our assets and therefore substantially overstates debt as a percentage of assets. In addition, we anticipate that we will restore compliance within the period required by the notes by means of the sale of a property we currently hold for sale and the application of a portion of the proceeds to debt payment and/or the sale of shares of our equity securities to investors.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the first Quarter 2007 and 2006 (in thousands):

	Quarter Ended March 31,
	2007	2006
Common dividends	$18,590	$16,978
Minority interest distributions	34	33

	$18,624	$17,011

Dividends paid for the 2007 Quarter increased as a direct result of a dividend rate increase from $0.4025 per share in June 2005 to $.4125 per share in June 2006 and the addition of 2.745 million shares as a result of the equity offering in June 2006.

Acquisitions and Development

As of March 31, 2007 we had acquired three properties; one industrial, one general purpose office and one medical office property and two industrial properties in the first quarter 2006 for a purchase price of $26.5 million, $78.2 million, $50.0 million, and $23.1 million, respectively. The industrial acquisition in 2007 was financed with the proceeds from our convertible debt offering in January 2007. The general purpose office acquisition was funded with proceeds from our convertible debt offering in January 2007 and borrowing on our line of credit, Facility No. 2. The medical office acquisition was funded with borrowings on our line of credit, Facility No. 2. Borrowings for these acquisitions on Credit Facility No. 2 remain outstanding as of March 31, 2007.

As of March 31, 2007, we had funded $131.5 million, in development and land costs, on three major development projects — Bennett Park, The Clayborne Apartments and Dulles Station. Investment during the first quarter of 2007 on these projects totaled $17.8 million compared to $9.1 million for those properties, and the redevelopment of the Shoppes at Foxchase, in the first quarter of 2006.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Cash provided by operating activities	$29.8	$19.3	$10.5
Cash (used in) provided by investing activities	$(180.2)	$(39.4)	$(140.8)
Cash provided by (used in) financing activities	$148.9	$18.1	$130.8

Operations generated $29.8 million of net cash in the 2007 Quarter compared to $19.3 million of net cash generated during the comparable period in 2006. The increase in cash flow was due primarily to additional income from assets acquired in 2007 and 2006. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $180.2 million in the 2007 Quarter compared to $39.4 million in the 2006 Quarter. This was due primarily to the purchase of 270 Technology Park in February 2007 and Monument II and 2440 M Street in March 2007 for a total of $154.4 million compared to the purchase of Hampton and Hampton South in February 2006 for $23.1 million. There were also expenditures on Bennett Park, The Clayborne Apartments and Dulles Station, our development projects, of $17.8 million which was $8.7 million more than the first quarter 2006.

Our financing activities provided net cash of $148.9 million in the 2007 Quarter compared to $18.1 million used in the 2006 Quarter. This was due primarily to the proceeds from the convertible debt offering (See Note 6) in January 2007 of $150.8 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended March 31,
	2007	2006
Earnings to fixed charges	1.6x	1.9x
Debt service coverage	2.6x	3.0x

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

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with U. S. generally accepted accounting principles (“GAAP”). Although FFO is a widely used measure of operating performance for equity real estate investment trusts (“REITs”), FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended March 31,
	2007	2006
Net income	$10,712	$10,632
Adjustments:
Other income from life insurance proceeds	(1,303)	—
Depreciation and amortization	16,378	11,496
Discontinued operations depreciation & amortization	397	472

FFO as defined by NAREIT	$26,184	$22,600

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2007

(UNAUDITED)

Our interest rate risk has not changed significantly from what was disclosed in our 2006 Form 10-K.

ITEM 4:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were not effective as of March 31, 2007, solely because of the matter discussed below.

We purchase life insurance policies to serve as a source of funds to assist us in meeting our liabilities under retirement obligations. These policies are reported in our balance sheet, in accordance with GAAP, at their cash surrender value. In March 2007, one of our retired executives died, entitling us to the proceeds of a life insurance policy. Although we seek to match such insurance coverage and retirement obligations and believed that the coverage and the obligations with respect to this person were approximately equal, due to favorable investment results and the reinvestment of dividends in additional insurance, the benefits payable to us under the insurance policy exceeded the cash surrender value of the policy, resulting in an approximately $1.3 million gain in the first quarter of 2007. We did not obtain information with respect to this gain until after the publication of our earnings release with respect to the quarter, and accordingly this gain was not included in the results disclosed in the earnings release. As a result of this experience, we have instituted procedures to monitor insurance coverage on policies associated with retirement obligations. As of the date hereof, we believe we have remediated the weakness in our disclosure controls and that as of the date hereof, our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The risks that we believe are material to our shareholders are as described in Item 1A of our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and are updated as follows:

Covenants in our debt agreements could adversely affect our financial condition.

Our credit facilities and other debt instruments contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain certain ratios, including total debt to assets, secured debt to total assets, debt service coverage and minimum ratios of unencumbered assets to unsecured debt. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants.

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

Date: May 9, 2007