Form 10-Q
period 2007-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2007-08-09
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of common stock, as of August 3, 2007: 46,665,178

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Land	$326,452	$288,821
Income producing property	1,474,874	1,264,442

	1,801,326	1,553,263
Accumulated depreciation and amortization	(305,647)	(277,016)

Net income producing property	1,495,679	1,276,247
Development in progress	151,393	120,656

Total investment in real estate, net	1,647,072	1,396,903
Investment in real estate held for sale, net	29,341	29,551
Cash and cash equivalents	8,133	8,721
Restricted cash	6,835	4,151
Rents and other receivables, net of allowance for doubtful accounts of $4,134 and $3,464, respectively	35,435	31,649
Prepaid expenses and other assets	68,439	58,192
Other assets related to properties held for sale	1,940	2,098

Total assets	$1,797,195	$1,531,265

Liabilities
Notes payable	$879,064	$728,255
Mortgage notes payable	254,324	237,073
Lines of credit payable	95,500	61,000
Accounts payable and other liabilities	66,529	45,089
Advance rents	6,666	5,894
Tenant security deposits	10,376	9,231
Other liabilities related to properties held for sale	818	1,053

Total liabilities	1,313,277	1,087,595

Minority Interest	1,776	1,739

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 46,665 and 45,042 shares issued and outstanding	467	451
Additional paid-in capital	560,276	500,727
Distributions in excess of net income	(78,601)	(59,247)

Total Shareholders’ Equity	482,142	441,931

Total Liabilities and Shareholders’ Equity	$1,797,195	$1,531,265

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Real estate rental revenue	$64,202	$51,351	$125,000	$100,572
Expenses
Real estate expenses	19,756	14,841	38,715	29,618
Depreciation and amortization	16,880	12,462	33,258	23,958
General and administrative	5,367	5,276	8,250	7,931

	42,003	32,579	80,223	61,507

Real estate operating income	22,199	18,772	44,777	39,065

Other income (expense)
Interest expense	(15,298)	(11,604)	(29,674)	(21,926)
Other income	420	175	1,038	344
Other income from life insurance proceeds	—	—	1,303	—

	(14,878)	(11,429)	(27,333)	(21,582)

Income from continuing operations	7,321	7,343	17,444	17,483
Discontinued operations:
Income from operations of properties held for sale	1,016	376	1,605	868

Net income	$8,337	$7,719	$19,049	$18,351

Basic net income per share
Continuing operations	$0.16	$0.17	$0.39	$0.41
Discontinued operations	0.02	0.01	0.03	0.02

Basic net income per share	$0.18	$0.18	$0.42	$0.43

Diluted net income per share
Continuing operations	$0.16	$0.17	$0.38	$0.41
Discontinued operations	0.02	0.01	0.04	0.02

Diluted net income per share	$0.18	$0.18	$0.42	$0.43

Weighted average shares outstanding – basic	45,490	42,852	45,212	42,454
Weighted average shares outstanding – diluted	45,658	43,037	45,407	42,620
Dividends paid per share	$0.4225	$0.4125	$0.8350	$0.8150

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2006	45,042	$451	$500,727	$(59,247)	$441,931
Net income	—	—	—	19,049	19,049
Dividends	—	—	—	(38,402)	(38,402)
Equity offering	1,600	16	57,774	—	57,790
Share options exercised	7	—	176	—	176
Share grants and amortization, net of forfeitures	16	—	1,598	—	1,598

Balance, June 30, 2007	46,665	$467	$560,275	$(78,600)	$482,142

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$19,049	$18,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,655	24,959
Provision for losses on accounts receivable	948	553
Amortization of share grants	1,598	1,738
Changes in other assets	(3,500)	(9,851)
Changes in other liabilities	14,406	11,867

Net cash provided by operating activities	66,156	47,617
Cash flows from investing activities
Real estate acquisitions, net*	(200,123)	(146,956)
Capital improvements to real estate	(20,341)	(17,424)
Development in progress	(34,359)	(23,009)
Non-real estate capital improvements	(2,359)	(511)

Cash used in investing activities	(257,182)	(187,900)
Cash flows from financing activities
Line of credit borrowings, net	34,500	(5,000)
Dividends paid	(38,402)	(35,540)
Principal payments – mortgage notes payable	(9,548)	(1,315)
Proceeds from debt offering	150,809	100,045
Deferred financing costs	(4,887)	(631)
Net proceeds from equity offering	57,790	90,906
Net proceeds from the exercise of share options	176	850

Net cash provided by financing activities	190,438	149,315
Net (decrease)/increase in cash and cash equivalents	(588)	9,032
Cash and cash equivalents, beginning of period	8,721	4,938

Cash and cash equivalents, end of period	$8,133	$13,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,682	$22,578

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the Company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first six months of 2007 or in the year 2006.

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

Within these notes to the financial statements, we refer to the three and six months ended June 30, 2007 as the “2007 Quarter” and the “2007 Period”, respectively, and the three and six months ended June 30, 2006 as the “2006 Quarter” and the “2006 Period”, respectively.

New Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes” (FIN 48). FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia and the District of Columbia but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.

Tax returns filed or to be filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB also issued FASB Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007 and accordingly all the provisions of SFAS No. 157 will be considered when we adopt it in January 2008.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined Company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income. Minority interest expense was $52,900 and $105,200 for the 2007 Quarter and 2007 Period, respectively, and $46,200 and $96,200 for the 2006 Quarter and 2006 Period, respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of June 30, 2007 and December 31, 2006, the deferred financing costs of $21.8 million and $16.6 million, respectively, net of accumulated amortization of $6.6 million and $5.5 million, respectively, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.6 million and $1.1 million for the 2007 Quarter and 2007 Period, respectively, and $0.4 million and $0.8 for the 2006 Quarter and 2006 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of June 30, 2007 and December 31, 2006, deferred leasing costs of $22.1 million and $19.0 million, respectively, net of accumulated amortization of $7.4 million and $6.5 million, respectively, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred leasing costs included in expense for properties classified as continuing operations totaled $0.7 million and $0.6 million for the 2007 and 2006 Quarters, respectively, and $1.5 million and $1.1 million for the 2007 and 2006 Periods, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense, for properties classified as continuing operations, was $15.0 million and $11.6 million for the 2007 and 2006 Quarters, respectively, and $28.8 million and $22.3 million for the 2007 and 2006 Periods, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $1.6 million and $2.9 million for the 2007 Quarter and Period, respectively, and $0.8 million and $1.5 million for the 2006 Quarter and Period, respectively. Interest capitalized is depreciated over the useful life of the related underlying assets when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2007 and 2006 Quarters and 2007 and 2006 Periods.

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-through expenses (referred to as “Absorption Cost”); (2) the estimated cost of tenant improvements and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangibles”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Income Producing Property Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions and Absorption Costs and Net Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2007 and December 31, 2006 are as follows (in millions):

	June 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$27.6	$8.5	$19.1	$19.8	$6.4	$13.4
Leasing Commissions and Absorption Costs	$26.8	$6.2	$20.6	$16.3	$3.3	$13.0
Net Lease Intangible Assets	$9.2	$3.9	$5.3	$9.2	$3.5	$5.7
Net Lease Intangible Liabilities	$17.6	$4.9	$12.7	$13.0	$3.3	$9.7

Amortization of these components combined was $2.0 million and $4.2 million for the 2007 Quarter and Period, respectively, and $0.8 million and $1.6 million for the 2006 Quarter and Period, respectively. No value had been assigned to Customer Relationship Value at June 30, 2007 or December 31, 2006.

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

Restricted Cash

Restricted cash at June 30, 2007 and December 31, 2006 consisted of $6.8 million and $4.2 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Share Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers, non-officer employees and trustees under the Share Grant Plan. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant and share grants that vest over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three-year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over five years. Trustee share grants are fully vested immediately upon date of share grant and are restricted from sale for the period of the trustees’ service. Restricted share units issued to the non-executive Chairman vest over three years from the grant date and are restricted from sale for the period of the non-executive Chairman’s service.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense, for trustee grants that vest immediately upon the grant date, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer, non-officer employee and trustee share grants is recognized in compensation cost over the vesting period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Unvested shares are forfeited upon an employee’s termination while unvested shares for employees eligible for retirement fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized over the explicit service period with acceleration of expense upon determination of the date of actual retirement for these employees. The Company will continue this practice for awards granted prior to January 1, 2006, when FAS 123R was adopted, and for shares granted after the adoption of FAS 123R the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire). Unvested trustee shares are forfeited upon premature termination of the trustee’s service.

Stock options were historically issued annually to officers, trustees and non-officer key employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vested over a two-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options issued prior to the adoption of FAS No. 123R are accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we recognized no compensation expense for stock options.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2007	December 31, 2006
Office buildings	$710,615	$602,875
Medical office buildings	348,714	246,144
Retail centers	256,005	254,472
Multifamily properties	153,708	145,007
Industrial/Flex properties	332,284	304,765

	$1,801,326	$1,553,263

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

We have several properties in development in our office and multifamily sectors and one property in our retail sector that was in redevelopment for most of 2006, but was placed in service in 2006. The cost of our real estate portfolio in development is illustrated below (in thousands):

	June 30, 2007	December 31, 2006
Office buildings	$65,700	$54,168
Medical office buildings	—	—
Retail centers	—	745
Multifamily	85,693	65,743
Industrial/Flex properties	—	—

	$151,393	$120,656

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had two properties classified as held for sale at June 30, 2007 and December 31, 2006. Those two properties were Maryland Trade Centers I and II with a total of 342,000 net rentable square feet, and they were classified as discontinued operations in the 2007 and 2006 Quarters and 2007 and 2006 Periods.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Revenues	$1,831	$1,718	$3,627	$3,423
Property expenses	(815)	(814)	(1,625)	(1,554)
Depreciation and amortization	—	(528)	(397)	(1,001)

	$1,016	$376	$1,605	$868

Operating income by property is summarized below (in thousands):

		Quarter Ended June 30,		Period Ended June 30,
Property	Segment	2007	2006	2007	2006
Maryland Trade Center I	Office	$533	$188	$840	$429
Maryland Trade Center II	Office	483	188	765	439

		$1,016	$376	$1,605	$868

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

WRIT acquired the following properties during the first six months of 2007:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical office	125,000	29,000
June 1, 2007	Woodholme Center	Office	73,000	20,000
June 1, 2007	Ashburn Farm Office Park	Medical office	75,400	23,000

		Total 2007 Period	745,400	$226,700

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the properties listed above resulted in the recognition of $7.8 million in absorption costs and $2.7 million in leasing commissions, $0.3 million in net intangible lease assets, $7.9 million in tenant origination costs and $4.6 million in net intangible lease liabilities. The weighted average life of these assets ranges from 7 to 110 months. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

The purchase of 270 Technology Park in February 2007 was funded from the proceeds of our convertible debt offering in January 2007. The purchase of Monument II in March 2007 was funded with proceeds from the January 2007 convertible debt offering and borrowings of $30 million on our line of credit. The purchases of 2440 M Street, Woodholme Center, Woodholme Medical Office Building and Ashburn Farm Park properties were funded by borrowings on our line of credit. Gross borrowings of $57.7 million were repaid with proceeds from the June 2007 equity offering of 1.6 million shares. Borrowings of $67.5 million for these acquisitions on Credit Facility No. 2 remain outstanding as of June 30, 2007. For the purchase of Woodholme Medical Office Building and Ashburn Farm Park, mortgages were assumed for $21.2 million and $6.1 million, respectively. See discussion of the mortgages in Note 4.

The following unaudited pro-forma combined condensed statements of operations present the consolidated results of operations for the 2007 Quarter and Period and the 2006 Quarter and Period, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the Quarters and Periods presented. The unaudited data presented is in thousands, except per share data.

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Real estate revenues	$65.6	$57.2	$130.9	$112.2
Income from continuing operations	$7.8	$9.1	$19.2	$20.9
Net income	$8.8	$9.4	$20.8	$21.7
Diluted earnings per share	$0.19	$0.22	$0.46	$0.51

NOTE 4: MORTGAGE NOTES PAYABLE

	June 30, 2007	December 31, 2006
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000
On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bore interest at 9.00% per annum. Principal and interest were paid monthly until January 2, 2007, at which time all unpaid principal and interest were paid in full.	—	7,833
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	47,038	47,441
On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,430	10,574

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,542	20,846
On March 23, 2005, we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	24,015	24,246
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,500	5,569
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,799	4,836
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,682	8,751
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,705	33,990
On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,815	22,987
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal is payable beginning November 1, 2007, and principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	21,200	—
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,598	—

	$254,324	$237,073

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.

**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Total carrying amount of the above mortgaged properties was $445.4 million and $422.0 million at June 30, 2007 and December 31, 2006, respectively. Scheduled principal payments for the remaining six months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

Total Principal Payments

2007	$1,839
2008	4,057
2009	54,285
2010	25,973
2011	13,339
Thereafter	154,831

Total	$254,324

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2007, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $200.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

On June 29, 2007, WRIT entered into an unsecured revolving credit facility with SunTrust Bank. The facility, “Credit Facility No. 1”, has a committed capacity of $75.0 million and a maturity date of June 29, 2011. The $75.0 million facility replaces WRIT’s prior unsecured revolving credit facility with SunTrust Bank, “Credit Facility No. 4”, which had a committed capacity of $70.0 million and a maturity date of July 25, 2008. WRIT has the option to further increase the capacity under the new facility up to $200.0 million from $75.0 million to the extent banks (from a syndicate or otherwise) agree to provide the additional commitment. In addition, WRIT has the ability to extend the maturity date of the facility for an additional one-year period to June 29, 2012. Under the new facility, WRIT can obtain letters of credit up to $15 million and swingline loans (payable on demand) up to $15 million. As of June 30, 2007, $1.4 million in Letters of Credit, previously issued under Credit Facility No. 4, were issued, with $73.6 million unused and available capacity.

Borrowings under the new facility will bear interest at WRIT’s option of LIBOR plus 0.375% or SunTrust Bank’s prime rate. In addition, WRIT pays a facility fee currently equal to 0.125% of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in WRIT’s senior unsecured credit ratings.

During the 2007 Quarter and 2007 Period, there were no borrowings, and no facility fees or interest expense were incurred on Credit Facility No. 1.

Credit Facility No. 2

We had $95.5 million outstanding as of June 30, 2007 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $103.6 million unused and available capacity. There was $33.0 million outstanding under this facility at December 31, 2006. During the quarter, $28.0 million was borrowed in May to fund the acquisition of the Woodholme Portfolio, $18.0 million was borrowed in June to fund the acquisition of Ashburn Farm Office Park, and $16.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. We repaid $57.7 million of gross borrowings with proceeds from the June 2007 equity offering.

Advances under this agreement bear interest at WRIT’s option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2007 Quarter and 2007 Period, we incurred interest expense (excluding facility fees) of $1,341,600 and $1,817,800, respectively, representing an average interest rate of 5.81% and 5.79%, respectively, per annum.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the 2007 Quarter and 2007 Period, we incurred facility fees of $76,000 and $151,000, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

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

Credit Facility No. 4

We had no amounts outstanding as of June 30, 2007 related to Credit Facility No. 4, which was replaced by Credit Facility No. 1 on June 29, 2007. At December 31, 2006, $28.0 million was outstanding under this facility. During the first quarter, $28.0 million of gross borrowing was repaid with proceeds from the $150 million 3.875% convertible notes issued in January 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable on a monthly basis. For the 2007 Period, we incurred $96,400 in interest expense (excluding facility fees) representing an average interest rate of 5.90%. We incurred $748,800 and $1,241,700 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an average interest rate of 5.49% and 5.33%, respectively, per annum.

Credit Facility No. 4 required us to pay the lender an annual facility fee on the total commitment of 0.15% per annum. These fees were payable quarterly. We incurred facility fees of $26,500 and $52,800 for the 2007 Quarter and 2007 Period, respectively. For the 2006 Quarter and 2006 Period, we incurred facility fees of $30,000 and $56,300, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of June 30, 2007.

NOTE 6: NOTES PAYABLE

On August 13, 1996, we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from our lines of credit.

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

JUNE 30, 2007

(UNAUDITED)

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

The following is a summary of our unsecured note borrowings (in thousands):

	June 30, 2007	December 31, 2006
6.74% notes due 2008	$60,000	$60,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	110,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(2,102)	(2,204)
Premium on notes issued	1,166	459

Total	$879,064	$728,255

The required principal payments excluding the effects of note discounts or premium for the remaining six months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

2007	$—
2008	60,000
2009	—
2010	—
2011	150,000
Thereafter	670,000

$880,000

Interest on these notes is payable semi-annually. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. On June 29, 2007 we received the consent of the holders of the notes to the modification of a financial covenant requiring that total debt not exceed 60% of total assets to increase the percentage to 65% and to change the definition of total assets to more accurately reflect the value of these assets. See Exhibit 99.1 to the Form 8-K filed on June 27, 2007 and Exhibit 99.1 to the Form 8-K filed on June 28, 2007 for a description of these and other modifications to the covenants. As of June 30, 2007 we were in compliance with all of our unsecured note covenants.

The covenants under the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. This legislation expires December 31, 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Activity under the Plans is summarized below:

	2007
	Shares	WtdAvg Ex Price
Outstanding at January 1	451,000	$24.42
Granted	—	—
Exercised	(7,000)	$24.96
Expired/Forfeited	—	—
Outstanding at June 30	444,000	$24.41
Exercisable at June 30	444,000	$24.41

The 444,000 options outstanding at June 30, 2007, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.41 and a weighted average remaining contractual life of 4.7 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2007 was $4.3 million. The aggregate intrinsic value of options exercised in 2007 was $94,800. There have been no forfeitures of options for the 2007 Period.

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

In December 2006, WRIT Board of Trustees approved written amendments to the Share Grant Plan providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award will be in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award will be in the form of performance share units. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and former CEO was excluded from long-term awards under the Share Grant Plan in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units based on the stock price at the end of the period was approximately $1.9 million of which $167,000 and $271,000 were recognized during the 2007 Quarter and 2007 Period, respectively. The estimated expense related to the 2007 performance share units is approximately $2.3 million of which $261,000 and $368,000 were recognized during the 2007 Quarter and 2007 Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 21,877 restricted share units awarded to officers and other members of management in December 2006 and 24,344 restricted share units awarded to the former CEO in the second quarter of 2007. Performance and restricted share units awarded in 2007 were valued at a weighted average price of $36.97 per share based upon the market value on the date of grant.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

In 2004, trustees were awarded 400 share grants each. Beginning in 2005, annual long-term incentive compensation for trustees was changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The following are tables of activity for the quarter ended June 30, 2007 related to our share grants and restricted share unit grants.

	2007
Share Grants	Shares	Wtd Avg. Grant Price
Vested at January 1	191,217	27.17

Unvested at January 1	115,492	33.16
Granted	15,962	37.59
Vested during year	(59,726)	33.73
Expired/Forfeited	(100)	32.50

Unvested at June 30	71,628	33.65

Vested at June 30	250,943	28.86

During the quarter ending June 30, 2007 15,962 share grants were issued to the former CEO valued at a price of $37.59 per share based on the market value on the date of grant. The total fair value of shares vested during the Period ending June 30, 2007 is $2.3 million. As of June 30, 2007, the total compensation cost related to non-vested share awards not yet recognized was $1.9 million, which is expected to be recognized over a weighted-average period of 24 months on a straight-line basis.

	2007
Restricted Share Units	Shares	Wtd Avg Grant Price
Unvested at January 1	21,877	39.54
Granted	24,344	36.97
Exercised	—	—
Expired/Forfeited	—	—

Unvested at June 30	46,221	38.19
Vested at June 30	—	—

The value of unvested restricted share units at June 30, 2007 was $1.6 million, which is expected to be recognized as compensation cost over a period of 44 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the 2007 and 2006 Quarters was $1.1 million and $1.5 million, respectively and $1.7 million and $1.8 million for the 2007 and 2006 Periods, respectively. The expense related to the quarter ending June 30, 2007 includes $87,600 related to the accelerated vesting of the share grant awards of the former CEO as required by FAS No. 123R.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401(k) plan of $94,000 and $198,000, for the 2007 Quarter and 2007 Period, respectively and $79,000 and $153,000 for the 2006 Quarter and 2006 Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $1.9 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the former CEO, who retired on May 31, 2007. Under this plan, upon the former CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he was entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrued benefit cost in an amount resulting in an accrued balance at the end of the former CEO’s employment which is not less than the present value of the estimated benefit payments to be made. For the 2007 Quarter and 2007 Period, we recognized current service cost of $190,000 and $253,000, respectively and $117,000 and $233,000 for the 2006 Quarter and 2006 Period, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the June 30, 2007 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the former CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at June 30, 2007, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the former CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2007 Quarter and 2007 Period we recognized current service cost of $53,000 and $106,000, respectively and $65,000 and $127,000 for the 2006 Quarter and 2006 Period, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

In first quarter 2007 upon the death of a retired executive officer, the Company as beneficiary on a life insurance policy, earned proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the 2007 Period.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Quarter ended June 30,		Period ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted per share calculations:
Income from continuing operations	$7,321	$7,343	$17,444	$17,483
Discontinued operations	1,016	376	1,605	868

Net income	$8,337	$7,719	$19,049	$18,351

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	45,490	42,852	45,212	42,454
Effect of dilutive securities:
Employee stock option and share grant awards	168	185	195	166

Denominator for diluted per share amounts	45,658	43,037	45,407	42,620

Income from continuing operations per share
Basic	$0.16	$0.17	$0.39	$0.41
Diluted	$0.16	$0.17	$0.38	$0.41
Discontinued operations per share
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.04	$0.02
Net income per share
Basic	$0.18	$0.18	$0.42	$0.43
Diluted	$0.18	$0.18	$0.42	$0.43

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Office Buildings	40%	37%	39%	37%
Medical Office Buildings	14%	12%	14%	10%
Retail Centers	16%	18%	17%	18%
Multifamily Properties	13%	15%	13%	16%
Industrial/Flex Centers	17%	18%	17%	19%

The percentage of total real estate assets, at cost, for each of the five reportable operating segments (excluding properties held for sale and in-development) is as follows:

	June 30, 2007	December 31, 2006
Office Buildings	40%	40%
Medical Office Buildings	19%	16%
Retail Centers	14%	15%
Multifamily Properties	9%	11%
Industrial/Flex Centers	18%	18%

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

Segment Information (in thousands):

	Quarter Ended June 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/ Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$25,416	$9,364	$10,064	$8,429	$10,929	$—	$64,202
Real estate expenses	8,427	2,889	2,291	3,536	2,613	—	19,756

Net operating income	16,989	6,475	7,773	4,893	8,316	—	44,446
Depreciation and amortization							(16,880)
Interest expense							(15,298)
General and administration expense							(5,367)
Other income							420
Income from discontinued operations							1,016

Net Income							$8,337

Capital expenditures	$7,416	$1,460	$826	$1,928	$1,195	$1,902	$14,727

Total assets	$711,134	$341,197	$230,931	$184,808	$291,831	$37,294	$1,797,195

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

	Quarter Ended June 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$18,735	$5,963	$9,370	$7,900	$9,383	$—	$51,351
Real estate expenses	6,006	1,680	1,972	2,957	2,226	—	14,841

Net operating income	12,729	4,283	7,398	4,943	7,157	—	36,510
Depreciation and amortization							(12,462)
Interest expense							(11,604)
General and administration expense							(5,276)
Other income							175
Income from discontinued operations							376

Net Income							$7,719

Capital expenditures	$4,605	$342	$296	$3,017	$2,107	$425	$10,792

Total assets	$470,236	$203,098	$229,505	$133,717	$270,711	$36,528	$1,343,795

	Period Ended June 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$48,996	$17,326	$20,753	$16,601	$21,324	$—	$125,000
Real estate expenses	16,343	5,279	4,544	7,156	5,393	—	38,715

Net operating income	32,653	12,047	16,209	9,445	15,931	—	86,285
Depreciation and amortization							(33,258)
Interest expense							(29,674)
General and administration expense							(8,250)
Other income							1,038
Other income - life insurance proceeds							1,303
Income from discontinued operations							1,605

Net Income							$19,049

Capital expenditures	$10,366	$2,090	$1,010	$5,280	$1,595	$2,359	$22,700

	Period Ended June 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$37,273	$10,495	$18,289	$15,746	$18,769	$—	$100,572
Real estate expenses	12,059	2,889	3,835	6,306	4,529	—	29,618

Net operating income	25,214	7,606	14,454	9,440	14,240	—	70,954
Depreciation and amortization							(23,958)
Interest expense							(21,926)
General and administration expense							(7,931)
Other income							344
Income from discontinued operations							868

Net Income							$18,351

Capital expenditures	$8,692	$441	$59	$5,311	$2,922	$511	$17,936

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2007, the “2007 Quarter” and “2007 Period”, respectively, and the three months and six months ended June 30, 2006, the “2006 Quarter” and “2006 Period”, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2006 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington Metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; and (o) weather conditions. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington Metro region. As of June 30, 2007, we owned a diversified portfolio of 88 properties, consisting of 14 retail centers, 26 general purpose office properties, 16 medical office buildings, 23 industrial/flex properties and 9 multifamily properties, totaling 12.6 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Our results in the second quarter of 2007 as compared to the second quarter of 2006, showed continued improvement in both occupancy and rental rate growth. The office sector experienced NOI increases as occupancy has improved. The medical office sector remained steady with some gains in rental rates. Retail centers had strong rental rate increases that were offset by lower occupancy. The multifamily NOI was flat as increased rental rates were offset by increased operating expenses. The industrial sector posted good rental rate growth and an increase in occupancy. All commercial sectors are benefiting from NOI contributions from the acquisitions of the last 18 months.

Progress continues on our ground-up development projects at Bennett Park, formerly Rosslyn Towers, The Clayborne Apartments, formerly South Washington Street, and Dulles Station. The development at Bennett Park and The Clayborne Apartments is progressing well with completion expected in the fourth and third quarters 2007, respectively. At Dulles Station, the building shell completion occurred early in the third quarter 2007.

GENERAL

During the first six months of 2007 we completed the following significant transactions:

•

The acquisition of two general purpose office properties for $96.4 million adding approximately 278,000 square feet which were 98.7% leased at the end of the Quarter, three medical office properties for $103.8 million adding approximately 310,400 square feet which were 96.9% leased at the end of the Quarter, and one industrial/flex property for $26.5 million adding approximately 157,000 square feet which was 97.3% leased at the end of the Quarter.

•	The issuance of $150.0 million of 3.875% senior unsecured notes due 2026 at an effective yield of 4.003% raising $146.0 million, net.

•	The completion of a public offering of 1,600,000 shares of beneficial interest priced at $37.00 per share raising $57.8 million, net.

•	The opening of a new unsecured revolving credit facility with SunTrust Bank with a committed capacity of $75.0 million and a maturity date of June 29, 2011.

•	The completion of modification to our bond covenants from a restrictive total assets definition to a market based asset definition.

•	The investment of $34.4 million in our development projects.

•	The execution of new leases for 899,600 square feet of commercial space.

During the first six months of 2006 we completed the following significant transactions:

•

The acquisition of four medical office properties for a purchase price of $71.4 million, adding approximately 235,000 square feet of rentable space which was 100.0% leased at the end of the 2006 Quarter, three industrial/flex properties for a purchase price of $34.8 million, adding approximately 404,000 square feet of rentable space which was 80.0% leased at the end of the 2006 Quarter and two retail centers, for a purchase price of $50.3 million, adding approximately 227,000 square feet of rentable space which was 70.7% leased as of the end of the 2006 Quarter.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48). FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia and the District of Columbia but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.

Tax returns filed or to be filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

JUNE 30, 2007

(UNAUDITED)

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

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-through expenses (referred to as “Absorption Cost”), (2) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) the estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of June 30, 2007 or December 31, 2006.

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

Under SFAS 144, revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of June 30, 2007 and December 31, 2006 there were two properties classified as discontinued operations on our Consolidated Balance Sheets.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first six months of 2007 and 2006.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the Company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first six months of 2007 and 2006.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters and Periods ended June 30, 2007 and 2006. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. Three properties were acquired during the 2007 Quarter and seven properties were acquired during the 2006 Quarter. A total of six properties were acquired during the 2007 Period and nine properties were acquired during the 2006 Period. Two properties are classified as discontinued operations for the 2007 and 2006 Quarters.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue for properties classified as continuing operations is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Minimum base rent	$56,653	$46,040	$10,613	23.1%	$110,344	$89,853	$20,491	22.8%
Recoveries from tenants	6,528	4,359	2,169	49.8%	12,514	8,801	3,713	42.2%
Parking and other tenant charges	1,021	952	69	7.2%	2,142	1,918	224	11.7%

	$64,202	$51,351	$12,851	25.0%	$125,000	$100,572	$24,428	24.3%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Minimum base rent increased $10.6 million (23.1%) in the 2007 Quarter compared to the 2006 Quarter primarily due to the acquisitions in 2006 and year-to-date in 2007. These acquisitions accounted for $8.7 million of the increase in minimum base rent in the 2007 Quarter over the 2006 Quarter and $0.9 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2007 Quarter increased $1.9 million over the prior year driven by increased occupancy in the office and industrial sectors and increases in rental rate growth in the multifamily, office and industrial sectors, offset somewhat by decreased occupancy in the retail sector. Minimum base rent increased $20.5 million (22.8%) in the 2007 Period compared to the 2006 Period primarily due to the acquisitions in 2006 and 2007. These acquisitions accounted for $16.9 million of the minimum rent increase and $2.1 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2007 Period increased by $3.6 million due to increased occupancy in the office and industrial sectors and increased rental rates in the office, residential and industrial sectors.

A summary of consolidated economic occupancy by sector follows:

	Quarter Ended June 30,			Period Ended June 30,
	2007	2006	Change	2007	2006	Change
Sector
Office Buildings	95.1%	92.4%	2.7%	94.0%	91.7%	2.3%
Medical Office Buildings	96.1%	98.7%	(2.6%)	97.3%	98.7%	(1.4)%
Retail Centers	95.1%	96.1%	(1.0%)	94.8%	97.7%	(2.9)%
Multifamily Properties	90.8%	90.4%	0.4%	90.7%	90.6%	0.1%
Industrial/Flex Centers	94.0%	92.5%	1.5%	94.1%	93.1%	1.0%

Total	94.4%	93.3%	1.1%	94.1%	93.4%	0.7%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing either actual rental revenues or gross potential rental revenues.

Our overall consolidated economic occupancy increased 110 basis points for the 2007 Quarter over the 2006 Quarter. Occupancy in the office sector improved 270 basis points due primarily to leasing activity at 6110 Executive Boulevard, 7900 Westpark, 1600 Wilson Boulevard, 1700 Research Boulevard and 515 King Street. Industrial sector occupancy increased 150 basis points due primarily to the lease-up of Hampton South Phase II. Occupancy in the retail sector was impacted by vacancy at newly built space at the Shoppes at Foxchase and lease termination of a single tenant at South Washington Street. The medical office sector occupancy for the quarter was impacted by units pre-leased at acquisition for 2440 M Street but occupancy not commencing until July 1, 2007.

Consolidated economic occupancy was 94.1% for the 2007 Period which was an increase of 70 basis points compared to the 2006 Period. Occupancy at the various sectors was impacted by the activity in the second quarter, discussed above.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses, for properties classified as continuing operations, are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Property operating expenses	$14,321	$10,650	$3,671	34.5%	$28,115	$21,254	$6,861	32.3%
Real estate taxes	5,435	4,191	1,244	29.7%	10,600	8,364	2,236	26.7%

	$19,756	$14,841	$4,915	33.1%	$38,715	$29,618	$9,097	30.7%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 30.8% of revenue in the 2007 Quarter and 28.9% of the revenue in the 2006 Quarter. The properties acquired in 2006 and 2007 accounted for $2.3 million of the $3.7 million increase in property operating expenses and $0.7 million of the $1.2 million increase in real estate taxes over the 2006 Quarter. Core real estate operating expenses increased $1.9 million as a result of higher utility costs, repair and maintenance expenses and real estate taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Real estate operating expenses were 31.0% of revenue for the 2007 Period and 29.4% of revenue for the 2006 Period. The properties acquired in 2006 and 2007 accounted for $4.5 million of the $6.9 million increase in property operating expenses and $1.4 million of the $2.2 million increase in real estate taxes over the 2006 Period. Core real estate operating expenses increased $3.2 million as a result of higher utility costs, repair and maintenance expenses and real estate taxes.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Depreciation & amortization	$16,880	$12,462	$4,418	35.5%	$33,258	$23,958	$9,300	38.8%
Interest expense	15,298	11,604	3,694	31.8%	29,674	21,926	7,748	35.3%
General & administrative	5,367	5,276	91	1.7%	8,250	7,931	319	4.0%

	$37,545	$29,342	$8,203	28.0%	$71,182	$53,815	$17,367	32.3%

Depreciation and amortization expense increased $4.4 million (35.5%) to $16.9 million in the 2007 Quarter from $12.5 million in the 2006 Quarter and $9.3 million (38.8%) to $33.3 million in the 2007 Period from $24.0 million in the 2006 Period due primarily to acquisitions, capital expenditures and tenant improvements. Total operating property acquisitions were $303.0 million in 2006 and $226.7 million in 2007 and capital and tenant improvement expenditures were $58.2 million in 2006 and the first half 2007, combined.

Interest expense increased $3.7 million to $15.3 million in the 2007 Quarter from $11.6 million the 2006 Quarter, as 2006 and first quarter 2007 acquisitions and development activity were funded primarily by debt. Mortgage interest also increased $0.9 million for the 2007 Quarter and $1.8 million for the 2007 Period due to the mortgage assumptions for some acquisitions in 2006 and 2007. Interest on our development projects is capitalized.

A summary of interest expense for the Quarter and Period ended June 30, 2007 and 2006, respectively, appears below (in millions):

	Quarter Ended June 30,			Period Ended June 30,
	2007	2006	$ Change	2007	2006	$ Change
Debt Type
Notes payable	$11.9	$8.3	$3.6	$23.3	$16.2	$7.1
Mortgages	3.5	2.6	0.9	6.9	5.1	1.8
Lines of credit	1.5	1.5	—	2.3	2.1	0.2
Capitalized interest	(1.6)	(0.8)	(0.8)	(2.9)	(1.5)	(1.4)

Total	$15.3	$11.6	$3.7	$29.6	$21.9	$7.7

General and administrative expenses increased to $5.4 million for the 2007 Quarter compared to $5.3 million for the 2006 Quarter and $8.3 million for the 2007 Period compared to $7.9 million for the 2006 period, primarily due to the bondholder consent solicitation fees incurred in the second quarter 2007.

OTHER INCOME

In March 2007, upon the death of a retired executive officer, the Company, as beneficiary on a life insurance policy, recognized proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the 2007 Period.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations or support corporate needs, or distributed to our shareholders. WRIT did not dispose of any properties in the 2007 or 2006 Periods, but there were two properties classified as held for sale and reported as discontinued operations.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Operating results of the properties classified as discontinued operations for the 2007 and 2006 Quarters and Periods are summarized as follows (in thousands):

	Quarter ended June 30,			Period ended June 30,
	2007	2006	$ Change	2007	2006	$ Change
Revenues	$1,831	$1,718	$113	$3,627	$3,423	$204
Property expenses	(815)	(814)	(1)	(1,625)	(1,554)	(71)
Depreciation and amortization	—	(528)	528	(397)	(1,001)	604

	$1,016	$376	$640	$1,605	$868	$737

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

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$52,362	$49,360	$3,002	6.1%
Non-core (1)	11,840	1,991	9,849	494.7%

Total Real Estate Rental Revenue	$64,202	$51,351	$12,851	25.0%
Real Estate Expenses
Core	$16,042	$14,176	$1,866	13.2%
Non-core (1)	3,714	665	3,049	458.5%

Total Real Estate Expenses	$19,756	$14,841	$4,915	33.1%
Net Operating Income
Core	$36,320	$35,184	$1,136	3.2%
Non-core (1)	8,126	1,326	6,800	512.8%

Total Net Operating Income	$44,446	$36,510	$7,936	21.7%

Reconciliation to Net Income
NOI	$44,446	$36,510
Other income	420	175
Interest expense	(15,298)	(11,604)
Depreciation and amortization	(16,880)	(12,462)
General and administrative expenses	(5,367)	(5,276)
Discontinued operations(2)	1,016	376

Net Income	$8,337	$7,719

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core	94.8%	93.7%
Non-core (1)(2)	93.1%	88.2%

Total	94.4%	93.3%

(1)	Non-core properties include:

2007 in development – Bennett Park, Clayborne Apartments

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center and Ashburn Farm Office Park

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges and The Crescent

(2)	Discontinued operations include income from operations for:

2007 Quarter and 2006 Quarter held for sale – Maryland Trade Centers I and II

We recognized NOI of $44.4 million in the 2007 Quarter, which was $7.9 million or 21.7% greater than in the 2006 Quarter due primarily to our acquisitions in 2006 and in the first quarter 2007. These acquired properties contributed $8.1 million in NOI in the 2007 Quarter (18.3% of total NOI).

Core properties experienced a $1.1 million increase (3.2%) in NOI due to a $3.0 million increase in revenue offset somewhat by a $1.9 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and industrial sectors, as well as increased rental rates in all sectors, offset somewhat by increased vacancy in the retail sector. The increase in core expenses was driven primarily by the office, multifamily, retail and industrial sectors, which contributed $0.8 million, $0.5 million, $0.2 million and $0.2 million respectively, to the increase as a result of higher real estate taxes, utilities and maintenance expense.

Overall economic occupancy increased from 93.3% in the 2006 Quarter to 94.4% in the 2007 Quarter as core economic occupancy increased from 93.7% to 94.8%, due largely to increases in the office sector, offset somewhat by decreases in core retail sector occupancy. As of June 30, 2007, 12.2% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 62.9% of the square footage that expired was renewed and we executed new leases for 534,000 square feet with a 20.8% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$20,200	$18,735	$1,465	7.8%
Non-core (1)	5,216	—	5,216	100.0%

Total Real Estate Rental Revenue	$25,416	$18,735	$6,681	35.7%
Real Estate Expenses
Core	$6,846	$6,006	$840	14.0%
Non-core (1)	1,581	—	1,581	100.0%

Total Real Estate Expenses	$8,427	$6,006	$2,421	40.3%
Net Operating Income
Core	$13,354	$12,729	$625	4.9%
Non-core (1)	3,635	—	3,635	100.0%

Total Net Operating Income	$16,989	$12,729	$4,260	33.5%

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core	95.6%	92.6%
Non-core (1)	93.8%	90.6%

Total	95.1%	92.4%

(1)	Non-core properties include:

2007 acquisitions – Monument II and Woodholme Center

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, The Ridges

2007 and 2006 held for sale – Maryland Trade Centers I and II

The office sector recognized NOI of $17.0 million in the 2007 Quarter, which was $4.3 million or 33.5%, higher than in the 2006 Quarter due primarily to the NOI contribution of the properties acquired in 2006 and 2007. Those properties contributed $3.6 million to the increase in NOI. Core office sector NOI was $0.6 million (4.9%) higher than in the comparable quarter in 2006 due primarily to increased occupancy and rental rates.

The core office rental revenue increased as rental rates were up 1.7% compared to the second quarter 2006 and occupancy increased 300 basis points. This was driven by the leasing activity at 1700 Research Boulevard, 6110 Executive Boulevard, 7900 Westpark, 1600 Wilson Boulevard, 1901 Pennsylvania Avenue and 515 King Street. Core real estate expenses increased 14.0% due primarily to increased utility cost as a result of supplier rate increases for the Maryland and DC properties and higher occupancy and real estate taxes.

Core economic occupancy increased to 95.6% from 92.6% as a result of the leasing activity at the properties described above.

As of June 30, 2007, 10.8% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 47.2% of the square footage that expired was renewed and we executed new leases for 116,000 square feet of office space with a 14.4% increase in rental rates.

Medical Office Sector

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$4,669	$4,491	$178	4.0%
Non-core(1)	4,695	1,472	3,223	219.0%

Total Real Estate Rental Revenue	$9,364	$5,963	$3,401	57.0%
Real Estate Expenses
Core	$1,270	$1,134	$136	12.0%
Non-core(1)	1,619	546	1,073	196.5%

Total Real Estate Expenses	$2,889	$1,680	$1,209	72.0%
Net Operating Income
Core	$3,399	$3,357	$42	1.3%
Non-core(1)	3,076	926	2,150	232.2%

Total Net Operating Income	$6,475	$4,283	$2,192	51.2%

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core	98.3%	98.5%
Non-core (1)	93.6%	99.5%

Total	96.1%	98.7%

(1)	Non-core properties include:

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building and Ashburn Farm Office Park

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $6.5 million in the 2007 Quarter which was $2.2 million or 51.2% higher than the 2006 Quarter due to the properties acquired in 2006 and year to date in 2007. The acquired properties contributed $2.2 million to the increase in NOI. Core medical office sector NOI was slightly higher than 2006 primarily due to rental rate increases being offset by higher real estates taxes and utility costs.

Core economic occupancy decreased slightly in the 2007 Quarter compared to the 2006 Quarter and as of June 30, 2007, 11.1% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 79.0% of the square footage that expired was renewed and we executed new leases for 15,100 square feet of medical office space with a 17.8% increase in rental rates.

Retail Sector

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$9,039	$8,939	$100	1.1%
Non-core (1)	1,025	431	594	137.8%

Total Real Estate Rental Revenue	$10,064	$9,370	$694	7.4%
Real Estate Expenses
Core	$2,095	$1,881	$214	11.4%
Non-core (1)	196	91	105	115.4%

Total Real Estate Expenses	$2,291	$1,972	$319	16.2%
Net Operating Income
Core	$6,944	$7,058	$(114)	(1.6)%
Non-core (1)	829	340	489	143.8%

Total Net Operating Income	$7,773	$7,398	$375	5.1%

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core	96.1%	99.0%
Non-core (1)	86.4%	56.2%

Total	95.1%	96.1%

(1)	Non-core properties include:

2006 acquisitions – Montrose Shopping Center and Randolph Shopping Center

Retail sector NOI increased in the 2007 Quarter to $7.8 million from $7.4 million in the 2006 Quarter. The acquisitions in April 2006 contributed $0.8 million (10.7%) to NOI for the current quarter. The decrease in core NOI of $0.1 million was due to a $0.2 million increase in real estate expenses for higher real estate taxes and higher management payroll and maintenance expenses, offset somewhat by a $0.1 million increase in revenues.

Core economic occupancy decreased by 290 basis points compared to the 2006 Quarter primarily due to a tenant that vacated at South Washington Street. As of June 30, 2007, 11.3% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 83.4% of the square footage that expired was renewed and we executed new leases for 79,300 square feet of retail space at an average rent increase of 40.6%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Multifamily Sector

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$8,429	$7,900	$529	6.7%
Non-core (1)	—	—	—	—

Total Real Estate Rental Revenue	$8,429	$7,900	$529	6.7%
Real Estate Expenses
Core/Total	$3,428	$2,957	$471	15.9%
Non-core (1)	108	—	108	100.0%

Total Real Estate Expenses	$3,536	$2,957	579	19.6%

Net Operating Income
Core/Total	$5,001	$4,943	$58	1.2%
Non-core (1)	(108)	—	(108)	100.0%

Total Net Operating Income	$4,893	$4,943	$(50)	(1.0)%

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core/Total	90.8%	90.4%
Non-core (1)	—	—

Total	90.8%	90.4%

(1)	Non-core properties include:

2007 in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat due to a $0.5 million increase in revenue offset by a $0.5 million increase in expenses at core properties as well as $0.1 million of expenses related to the properties in development. Core revenues were higher in the 2007 Quarter compared to the 2006 Quarter due to a 5.8% increase in rental rates as a result of renovated units at Bethesda Hill and Country Club Towers. The increase in real estate expenses was primarily due to higher payroll, maintenance and real estate tax expenses.

Industrial Sector

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$10,025	$9,295	$730	7.9%
Non-core (1)	904	88	816	927.3%

Total Real Estate Rental Revenue	$10,929	$9,383	$1,546	16.5%
Real Estate Expenses
Core	$2,403	$2,198	$205	9.3%
Non-core (1)	210	28	182	650.0%

Total Real Estate Expenses	$2,613	$2,226	$387	17.4%
Net Operating Income
Core	$7,622	$7,097	$525	7.4%
Non-core (1)	694	60	634	1056.7%

Total Net Operating Income	$8,316	$7,157	$1,159	16.2%

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

	Quarter Ended June 30,
	2007	2006
Economic Occupancy
Core	94.0%	92.6%
Non-core (1)	93.2%	82.9%

Total	94.0%	92.5%

(1)	Non-core properties include:

2007 acquisition – 270 Technology Park

2006 acquisition – 9950 Business Parkway

The industrial sector recognized NOI of $8.3 million in the 2007 Quarter, which was $1.2 million (16.2%) greater than in the 2006 Quarter due to the acquisitions of 270 Technology Park in February 2007 and 9950 Business Parkway in May 2006. These acquisitions contributed $0.6 million to the increase in industrial sector NOI.

Core property NOI increased by $0.5 million or 7.4% in the 2007 Quarter from the 2006 Quarter due to a $0.7 million increase in revenue and offset somewhat by a $0.2 million increase in expenses. Core revenues increased due to a 3.4% increase in rental rates, lower bad debt expenses and leasing activity at Hampton South Phase II, NVIP and Fullerton Industrial Center. Core property expenses increased 9.3% due to higher maintenance services cost.

Core economic occupancy increased 140 basis points over the 2006 Quarter due to the full lease-up of Hampton South Phase II and increased leasing activity at the Earhart Building and Fullerton Industrial Center. As of June 30, 2007, 14.4% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 79.7% of the square footage that expired was renewed and we executed new leases for 323,000 square feet of industrial space at an average rent increase of 18.3%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

2007 Period Compared to the 2006 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2007 Period compared to the 2006 Period. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$102,999	$97,870	$5,129	5.2%
Non-core (1)	22,001	2,702	19,299	714.4%

Total Real Estate Rental Revenue	$125,000	$100,572	$24,428	24.3%
Real Estate Expenses
Core	$32,003	$28,761	$3,242	11.3%
Non-core (1)	6,712	857	5,855	683.1%

Total Real Estate Expenses	$38,715	$29,618	$9,097	30.7%
Net Operating Income
Core	$70,996	$69,109	$1,887	2.7%
Non-core (1)	15,289	1,845	13,444	728.5%

Total Net Operating Income	$86,285	$70,954	$15,331	21.6%

Reconciliation to Net Income
NOI	$86,285	$70,954
Other income	1,038	344
Other income from life insurance proceeds	1,303	—
Interest expense	(29,674)	(21,926)
Depreciation and amortization	(33,258)	(23,958)
General and administrative expenses	(8,250)	(7,931)
Discontinued operations (2)	1,605	868

Net Income	$19,049	$18,351

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	94.5%	93.8%
Non-core (1)(2)	92.5%	86.8%

Total	94.1%	93.4%

(1)	Non-core properties include:

2007 in development – Bennett Park, Clayborne Apartments

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center and Ashburn Farm Office Park

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

2007 Quarter and 2006 Quarter held for sale – Maryland Trade Centers I and II

We recognized NOI of $86.3 million in the 2007 Period, which was $15.3 million or 21.6% greater than in the 2006 Period due primarily to our acquisitions in 2006 and 2007. These acquired properties contributed $15.3 million in NOI in the 2007 Period (17.7% of total NOI).

Core properties experienced a $1.9 million increase (2.7%) in NOI due to a $5.1 million increase in revenue offset somewhat by a $3.2 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and industrial sectors, as well as increased rental rates in all sectors, offset somewhat by increased vacancy in the retail sector. The

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

increase in core expenses was driven by the office, multifamily, retail and industrial sectors, which contributed $1.5 million, $0.7 million, $0.4 million and $0.4 million, respectively, to the increase as a result of higher real estate taxes, utilities and maintenance expense.

Overall economic occupancy increased from 93.4% in the 2006 Period to 94.1% in the 2007 Period as non-core occupancy increased primarily due to leasing activity at some acquisitions from 2006. Core economic occupancy increased from 97.2% to 97.9%, due largely to increases in the office and industrial sectors, offset somewhat by decreases in core retail and medical office sector occupancy. As of June 30, 2007, 12.2% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 73.5% of the square footage that expired was renewed and we executed new leases for 899,600 square feet with a 15.8% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$39,994	$37,273	$2,721	7.3%
Non-core (1)	9,002	—	9,002	100.0%

Total Real Estate Rental Revenue	$48,996	$37,273	$11,723	31.5%
Real Estate Expenses
Core	$13,568	$12,059	$1,509	12.5%
Non-core (1)	2,775	—	2,775	100.0%

Total Real Estate Expenses	$16,343	$12,059	$4,284	35.5%
Net Operating Income
Core	$26,426	$25,214	$1,212	4.8%
Non-core (1)	6,227	—	6,227	100.0%

Total Net Operating Income	$32,653	$25,214	$7,439	29.5%

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	94.6%	92.0%
Non-core (1)(2)	92.1%	89.0%

Total	94.0%	91.7%

(1)	Non-core properties include:

2007 acquisitions – Monument II and Woodholme Center

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, The Ridges

2007 and 2006 held for sale – Maryland Trade Centers I and II

(2)	Discontinued operations include income from operations for:

2007 Quarter and 2006 Quarter held for sale – Maryland Trade Centers I and II

The office sector recognized NOI of $32.7 million in the 2007 Period, which was $7.4 million or 29.5%, higher than in the 2006 Period due primarily to the NOI contribution of the properties acquired in 2006 and 2007. Those properties contributed $6.2 million, 19.1%, to total office sector NOI. Core office sector NOI was $1.2 million (4.8%) higher than in the comparable quarter in 2006 due primarily to increased occupancy and rental rates.

The core office rental revenue increased compared to the 2006 Period as rental rates increased 1.9% and occupancy increased 270 basis points. This was driven by the leasing activity at 6110 Executive Boulevard, 1901 Pennsylvania Avenue and 515 King Street. Core real estate expenses increased 12.5% due primarily to increased utility cost from supplier rate increases for the Maryland and DC properties as well as higher occupancy and real estate taxes.

Core economic occupancy increased from 92.0% to 94.7% as a result of the leasing activity at the properties described above.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

As of June 30, 2007, 10.8% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 65.3% of the square footage that expired was renewed and we executed new leases for 301,200 square feet of office space with a 9.4% increase in rental rates.

Medical Office Sector

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$9,264	$9,024	$240	2.7%
Non-core (1)	8,062	1,471	6,591	448.1%

Total Real Estate Rental Revenue	$17,326	$10,495	$6,831	65.1%
Real Estate Expenses
Core	$2,556	$2,343	$213	9.1%
Non-core (1)	2,723	546	2,177	398.7%

Total Real Estate Expenses	$5,279	$2,889	$2,390	82.7%
Net Operating Income
Core	$6,708	$6,681	$27	0.4%
Non-core (1)	5,339	925	4,414	477.2%

Total Net Operating Income	$12,047	$7,606	$4,441	58.4%

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	98.6%	98.6%
Non-core (1)	95.7%	99.5%

Total	97.3%	98.7%

(1)	Non-core properties include:

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building and Ashburn Farm Office Park

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $12.0 million in the 2007 Period which was $4.4 million or 58.4% higher than the 2006 Period due to the properties acquired in 2006 and year to date in 2007. The acquired properties contributed $4.4 million to the increase in NOI. Core medical office sector NOI was flat compared to 2006 primarily due to rental rate increases offset by higher maintenance, utility and payroll expenses.

Core economic occupancy was flat and as of June 30, 2007, 11.1% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 76.1% of the square footage that expired was renewed and we executed new leases for 36,600 square feet of medical office space with a 13.6% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Retail Sector

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$18,679	$17,858	$821	4.6%
Non-core (1)	2,074	431	1,643	381.2%

Total Real Estate Rental Revenue	$20,753	$18,289	$2,464	13.5%
Real Estate Expenses
Core	$4,159	$3,744	$415	11.1%
Non-core (1)	385	91	294	323.1%

Total Real Estate Expenses	$4,544	$3,835	$709	18.5%
Net Operating Income
Core	$14,520	$14,114	$406	2.9%
Non-core (1)	1,689	340	1,349	396.8%

Total Net Operating Income	$16,209	$14,454	$1,755	12.1%

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	96.7%	99.3%
Non-core (1)	79.7%	56.2%

Total	94.8%	97.7%

(1)	Non-core properties include:

2006 acquisitions – Montrose Shopping Center and Randolph Shopping Center

Retail sector NOI increased in the 2007 Period to $16.2 million from $14.5 million in the 2006 Period, a 12.1% increase. The acquisitions in April 2006 contributed $1.7 million (10.4%) to NOI for the 2007 Period. The increase in core NOI of $0.4 million was due to a $0.8 million increase in revenues as rental rates increased 6.4%, offset somewhat by the increase in vacancy. Core real estate expenses increased due to un-reimbursed common area maintenance expenses and higher real estate taxes.

Core economic occupancy decreased 250 basis points primarily due to the loss of one large tenant at South Washington Street. Non-core occupancy increased due to the leasing activity at the properties acquired in 2006. As of June 30, 2007, 11.3% of the total retail square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 81.4% of the square footage that expired was renewed and we executed new leases for 153,100 square feet of retail space at an average rent increase of 30.1%.

Multifamily Sector

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$16,601	$15,746	$855	5.4%
Non-core (1)	—	—	—	—

Total Real Estate Rental Revenue	$16,601	$15,746	$855	5.4%
Real Estate Expenses
Core	$7,047	$6,306	$741	11.8%
Non-core (1)	109	—	109	100.00%

Total Real Estate Expenses	$7,156	$6,306	$850	13.5%
Net Operating Income
Core	$9,554	$9,440	$114	1.2%
Non-core (1)	(109)	—	(109)	100.0%

Total Net Operating Income	$9,445	$9,440	$5	0.1%

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	90.7%	90.6%
Non-core (1)	—	—

Total	90.7%	90.6%

(1)	Non-core properties include:

2007	in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat due to an increase in revenue offset substantially by an increase in expenses. Revenues were higher by $0.9 million in the 2007 Period compared to the 2006 Period due to a 5.5% increase in rental rates as a result of renovated units at Bethesda Hill, 3801 Connecticut Avenue and Park Adams, offset slightly for several off-line units at the same properties for planned renovations. The increase in real estate expenses was primarily due to higher payroll, maintenance and real estate tax expenses.

Industrial Sector

	Period Ended June 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$18,461	$17,969	$492	2.7%
Non-core (1)	2,863	800	2,063	257.9%

Total Real Estate Rental Revenue	$21,324	$18,769	$2,555	13.6%
Real Estate Expenses
Core	$4,673	$4,309	$364	8.4%
Non-core (1)	720	220	500	227.3%

Total Real Estate Expenses	$5,393	$4,529	$864	19.1%
Net Operating Income
Core	$13,788	$13,660	$128	0.9%
Non-core (1)	2,143	580	1,563	269.5%

Total Net Operating Income	$15,931	$14,240	$1,691	11.9%

	Period Ended June 30,
	2007	2006
Economic Occupancy
Core	93.9%	93.8%
Non-core (1)	95.8%	78.8%

Total	94.1%	93.1%

(1)	Non-core properties include:

2007	acquisition – 270 Technology Park

2006	acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

The industrial sector recognized NOI of $15.9 million in the 2007 Period, which was $1.7 million (11.9%) greater than in the 2006 Period due to the acquisitions of 270 Technology Park in February 2007, Hampton Overlook and Hampton South in February 2006 and 9950 Business Parkway in May 2006.

Core property NOI increased by $0.1 million or 0.9% in the 2007 Period from the 2006 Period due to a $0.5 million increase in revenue offset substantially by a $0.4 million increase in expenses. Core revenues increased due to a 2.7% increase in rental rates offset somewhat by an increase in bad debt expense. Core property expenses increased 8.4% due to higher maintenance services cost and real estate taxes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Overall economic occupancy increased slightly primarily due to the lease-up of Hampton South Phase II. As of June 30, 2007, 14.4% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 81.2% of the square footage that expired was renewed and we executed new leases for 408,600 square feet of industrial space at an average rent increase of 18.3%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of June 30, 2007, we had approximately $8.1 million in cash and cash equivalents and $177.2 million available for borrowing under our unsecured credit facilities. In March 2007, we borrowed $79.2 million on our credit facilities to purchase Monument II and 2440 M Street. In addition, we borrowed $20.0 million in the first quarter 2007 to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. During the second quarter 2007, $28.0 million was borrowed in May to fund the acquisition of the Woodholme Portfolio, $18.0 million was borrowed in June to fund the acquisition of Ashburn Farm Office Park, and $16.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. $57.7 million of gross borrowing was repaid with proceeds from the June 2007 equity offering.

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

As we review the results of the first six months and anticipate the business activity for the remainder of 2007, we expect to complete the year with significant capital requirements revised from previous estimates. Therefore, for the twelve months ended December 31, 2007, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $44.0 million to invest in our existing portfolio of operating assets, including approximately $14.0 million to fund tenant-related capital requirements;

•	Approximately $68.0 million to invest in our development projects;

•	Approximately $250.0 million to fund our expected property acquisitions;

We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public markets, possible asset dispositions or funding acquisitions of properties through property-specific mortgage debt.

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

JUNE 30, 2007

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at June 30, 2007 is summarized as follows (in thousands):

Fixed rate mortgages	$254,324
Unsecured credit facilities	95,500
Unsecured notes payable	879,064

Total debt	$1,228,888

The $254.3 million in fixed rate mortgages, which includes $2.8 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.8% at June 30, 2007 and had a weighted average maturity of 5.5 years.

Our primary external source of liquidity is our two revolving credit facilities. At June 30, 2007 we could borrow up to an additional $177.2 million under these lines which can be expanded for an additional $325.0 million in capacity. The lines bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. Credit Facility No. 2 is a four-year $200.0 million unsecured credit facility that expires in November 2010.

On June 6, 2006, we issued $100.0 million of 5.95% unsecured notes due June 15, 2011 at 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay borrowings on one of our lines of credit.

On July 26, 2006, we issued an additional $50.0 million of the series of 5.95% unsecured notes due June 15, 2011 at 100.127% of par, resulting in an effective yield of 5.92%. Our total proceeds, net of underwriting fees, were $50.2 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

These notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.76 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive in the period and not included in our earnings per share calculations.

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

$880,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2006 10-K, all of which were met as of June 30, 2007.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. On June 29, 2007 we received the consent of the holders of the notes to the modification of a financial covenant requiring that total debt not exceed 60% of total assets to increase the percentage to 65% and to change the definition of total assets to more accurately reflect the value of these assets. See Exhibit 99.1 to the Form 8-K filed on June 27, 2007 and Exhibit 99.1 to the Form 8-K filed on June 28, 2007 for a description of these and other modifications to the covenants. As of June 30, 2007 we were in compliance with all of our unsecured note covenants.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the 2007 and 2006 Quarters and 2007 and 2006 Periods (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Common dividends	$19,812	$18,562	$38,402	$35,540
Minority interest distributions	35	34	68	67

	$19,847	$18,596	$38,470	$35,607

Dividends paid for the 2007 Quarter increased as a result of a dividend rate increase from $0.4125 per share in June 2006 to $0.4225 per share in June 2007 and the addition of 1.6 million shares from the equity offering in June 2007. Dividends paid for the 2007 Period increased as a result of those items and the addition of 2.745 million shares from the equity offering in June 2006.

Acquisitions and Development

As of June 30, 2007 we had acquired six properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical office	125,000	29,000
June 1, 2007	Woodholme Center	Office	73,000	20,000
June 1, 2007	Ashburn Farm Office Park	Medical office	75,400	23,000

		Total 2007 Period	745,400	$226,700

As of June 30, 2006 we had acquired nine properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 14, 2006	Hampton Overlook	Industrial	134,000	$10,040
February 14, 2006	Hampton South	Industrial	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical office	38,000	15,800
April 19, 2006	15001 Shady Grove Road	Medical office	51,000	21,000
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,085
May 16, 2006	Montrose Shopping Center	Retail	145,000	33,165
May 26, 2006	9950 Business Parkway	Industrial	101,000	11,700
June 22, 2006	Plumtree Medical Center	Medical office	33,000	7,700

		Total 2006 Period	865,000	$156,450

The industrial acquisition in 2007 was financed with the proceeds from our convertible debt offering in January 2007. The first general purpose office acquisition in 2007 was funded with proceeds from our convertible debt offering in January 2007 and borrowing on our line of credit, Credit Facility No. 2. The medical office acquisition in March 2007 was funded with borrowings on our line of credit, Credit Facility No. 2. The three acquisitions in June, 2007 were funded with borrowings on our lines of credit. Gross borrowings of $57.7 million were repaid with proceeds from the June 2007 equity offering of 1.6 million shares. Borrowings of $67.5 million for these acquisitions on Credit Facility No. 2 remain outstanding as of June 30, 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

As of June 30, 2007, we had funded $148.1 million, in development and land costs, on three major development projects — Bennett Park, The Clayborne Apartments and Dulles Station. Investment during the second quarter of 2007 on these projects totaled $16.5 million compared to $13.9 million for those properties, and the redevelopment of the Shoppes at Foxchase, in the second quarter of 2006. Investment during the 2007 Period on these projects totaled $34.4 million compared to $23.0 million for those properties, and the redevelopment of the Shoppes at Foxchase, in the 2006 Period.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended June 30,
	2007	2006	Change
Cash provided by operating activities	$66.2	$47.6	$18.6
Cash used in investing activities	$(257.2)	$(187.9)	$(69.3)
Cash provided by financing activities	$190.4	$149.3	$41.1

Operations generated $66.2 million of net cash in the 2007 Period compared to $47.6 million of net cash generated during the comparable period in 2006. The increase in cash flow was due primarily to additional income from assets acquired in 2007 and 2006. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $257.2 million in the 2007 Period compared to $187.9 million in the 2006 Period. This was due primarily to our 2007 Period and 2006 Period acquisitions. There were also expenditures on Bennett Park, The Clayborne Apartments and Dulles Station, our development projects, of $34.4 million which was $11.4 million more than the first six months of 2006.

Our financing activities provided net cash of $190.4 million in the 2007 Period compared to $149.3 million provided in the 2006 Period. This was due primarily to the net borrowings on our lines of credit which increased cash flow by $39.5 million compared to the same period 2006 as well as proceeds from our debt offering in the 2007 Period of $150.8 million and proceeds from our equity offering in the 2007 Period of $57.8 million, compared to proceeds from our debt offering in the 2006 Period of $100.0 million and proceeds from our equity offering in the 2006 Period of $90.9 million.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Earnings to fixed charges	1.3x	1.5x	1.5x	1.7x
Debt service coverage	2.5x	2.6x	2.6x	2.8x

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

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with U. S. generally accepted accounting principles (“GAAP”). Although FFO is a widely used measure of operating performance for equity real estate investment trusts (“REITs”), FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2007

(UNAUDITED)

considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Net income	$8,337	$7,719	$19,049	$18,351
Adjustments:
Other income from life insurance proceeds	—	—	(1,303)	—
Depreciation and amortization	16,880	12,462	33,258	23,958
Discontinued operations depreciation & amortization	—	528	397	1,001

FFO as defined by NAREIT	$25,217	$20,709	$51,401	$43,310

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’s annual meeting of Shareholders on May 17, 2007, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative/ Withheld Votes
Mr. Edmund B Cronin, Jr.	37,826,271	905,978
Mr. John P McDaniel	37,772,980	959,269

Mr. Cronin and Mr. McDaniel were elected as Trustees. Trustees whose term in office continued after the meeting were Mr. John M. Derrick, Jr, Mr. Charles T. Nason, Mr. Edward S. Civera, Mr. Thomas E. Russell, III, and Ms. Susan J. Williams.

The meeting was adjourned until July 12, 2007 for additional solicitation of votes. The Shareholders did not approve the recommendation of the trustees to amend the declaration of trust to authorize the issuance of preferred shares. The proposals received the following votes:

	Affirmative Votes	Negative Votes	Abstain Votes	Non-Votes
Preferred Shares	18,626,196	8,937,627	468,918	11,568,704

The Shareholders did approve the Long Term Incentive Plan. The proposal received the following votes:

	Affirmative Votes	Negative Votes	Abstain Votes	Non-Votes
Long Term Incentive Plan	23,353,009	4,116,059	563,674	11,568,704

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

4.	Instruments Defining Rights of Security Holders

(ii)	Form of 3.875% Convertible Senior Notes due September 15, 2026(24)

(jj)	Officers’ Certificate establishing the terms of the 3.875% Convertible Senior Notes due September 15, 2026(24)

(kk)	Form of additional 3.875% Convertible Senior Notes due September 15, 2026(25)

(ll)	Supplemental Indenture by and between the Trust and the Bank of New York Trust Company, N.A. dated as of July 3, 2007(27)

(mm)	Credit agreement dated June 29, 2007 by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent (28)

10.	Management Contracts, Plans and Arrangements

(cc)	2007 Omnibus Long Term Incentive Plan (26)

(dd)	Change in control Agreement dated June 1, 2007 with George F. McKenzie

(ee)	Change in control Agreement dated May 14, 2007 with Michael S. Paukstitus

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Executive Vice President

(c)	Certification – Chief Financial Officer

32.	Sarbanes-Oxley Act of 2002 section 906 Certification

(a)	Written Statement of Chief Executive Officer,

Executive Vice President and Chief Financial Officer

(24)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 23, 2007

(25)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed February 2, 2007

(26)	Incorporated herein by reference to Appendix B to the Trust’s Form DEF 14A filed April 9, 2007

(27)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed July 5, 2007

(28)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President
Accounting, Administration and
Corporate Secretary

/s/ Sara L. Grootwassink
Sara L. Grootwassink
Executive Vice President and Chief Financial Officer

Date: August 9, 2007