Form 10-Q
period 2007-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2007-11-09
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007	Commission File Number: 1-6622

WASHINGTON REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	53-0261100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Number of shares outstanding of common stock, as of November 5, 2007: 46,670,630

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2006 included in the Trust’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Land	$338,203	$288,821
Income producing property	1,522,790	1,264,442

	1,860,993	1,553,263
Accumulated depreciation and amortization	(321,840)	(277,016)

Net income producing property	1,539,153	1,276,247
Development in progress	138,093	120,656

Total investment in real estate, net	1,677,246	1,396,903
Investment in real estate held for sale, net	—	29,551
Cash and cash equivalents	9,919	8,721
Restricted cash	46,002	4,151
Rents and other receivables, net of allowance for doubtful accounts of $5,096 and $3,464, respectively	35,677	31,649
Prepaid expenses and other assets	76,957	58,192
Other assets related to properties held for sale	—	2,098

Total assets	$1,845,801	$1,531,265

Liabilities
Notes payable	$879,094	$728,255
Mortgage notes payable	253,500	237,073
Lines of credit payable	128,500	61,000
Accounts payable and other liabilities	65,335	45,089
Advance rents	6,561	5,894
Tenant security deposits	10,075	9,231
Other liabilities related to properties held for sale	—	1,053

Total liabilities	1,343,065	1,087,595

Minority Interest	5,593	1,739

Shareholders’ Equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 46,669 and 45,042 shares issued and outstanding	467	451
Additional paid-in capital	560,695	500,727
Distributions in excess of net income	(64,019)	(59,247)

Total Shareholders’ Equity	497,143	441,931

Total Liabilities and Shareholders’ Equity	$1,845,801	$1,531,265

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Real estate rental revenue	$66,028	$54,857	$191,028	$155,428

Expenses
Real estate expenses	20,604	17,025	59,319	46,643
Depreciation and amortization	18,285	13,588	51,543	37,546
General and administrative	3,174	2,230	11,424	10,161

	42,063	32,843	122,286	94,350

Real estate operating income	23,965	22,014	68,742	61,078

Other income (expense)
Interest expense	(15,824)	(12,527)	(45,498)	(34,453)
Other income	357	293	1,395	637
Other income from life insurance proceeds	—	—	1,303	—

	(15,467)	(12,234)	(42,800)	(33,816)

Income from continuing operations	8,498	9,780	25,942	27,262

Discontinued operations:
Gain on sale of real estate	25,022	—	25,022	—
Income from operations of properties held for sale	870	450	2,475	1,319

Net income	$34,390	$10,230	$53,439	$28,581

Basic net income per share
Continuing operations	$0.18	$0.22	$0.57	$0.63
Discontinued operations	0.56	0.01	0.60	0.03

Basic net income per share	$0.74	$0.23	$1.17	$0.66

Diluted net income per share
Continuing operations	$0.18	$0.22	$0.57	$0.63
Discontinued operations	0.55	0.01	0.59	0.03

Diluted net income per share	$0.73	$0.23	$1.16	$0.66

Weighted average shares outstanding – basic	46,596	44,874	45,678	43,270
Weighted average shares outstanding – diluted	46,802	45,093	45,877	43,453
Dividends paid per share	$0.4225	$0.4125	$1.2575	$1.2275

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Shareholders’ Equity
Balance, December 31, 2006	45,042	$451	$500,727	$(59,247)	$441,931
Net income	—	—	—	53,439	53,439
Dividends	—	—	—	(58,211)	(58,211)
Equity offering	1,600	16	57,745	—	57,761
Share options exercised	10	—	262	—	262
Share grants and amortization, net of forfeitures	17	—	1,961	—	1,961

Balance, September 30, 2007	46,669	$467	$560,695	$(64,019)	$497,143

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$53,439	$28,581
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(25,022)	—
Depreciation and amortization	51,940	39,096
Provision for losses on accounts receivable	1,720	1,336
Amortization of share grants	1,961	2,249
Changes in other assets	(12,585)	(17,512)
Changes in other liabilities	15,879	15,892

Net cash provided by operating activities	87,332	69,642

Cash flows from investing activities
Real estate acquisitions, net of mortgages assumed*	(219,353)	(226,349)
Proceeds from sale of real estate	56,344	—
Tax free exchange escrow	(40,110)	—
Capital improvements to real estate	(29,469)	(28,058)
Development in progress	(53,297)	(42,922)
Non-real estate capital improvements	(2,912)	(863)

Cash used in investing activities	(288,797)	(298,192)

Cash flows from financing activities
Line of credit borrowings, net	67,500	4,000
Dividends paid	(58,211)	(54,106)
Principal payments – mortgage notes payable	(10,371)	(8,171)
Proceeds from debt offering	150,839	255,815
Deferred financing costs	(5,117)	(4,156)
Note repayments	—	(50,000)
Net proceeds from equity offering	57,761	90,906
Net proceeds from the exercise of share options	262	1,156

Net cash provided by financing activities	202,663	235,444

Net (decrease)/increase in cash and cash equivalents	1,198	6,894
Cash and cash equivalents, beginning of period	8,721	4,938

Cash and cash equivalents, end of period	$9,919	$11,832

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,042	$35,632

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale are expected to be reinvested in replacement properties. No properties were sold in the year 2006.

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

Within these notes to the financial statements, we refer to the three and nine months ended September 30, 2007 as the “2007 Quarter” and the “2007 Period”, respectively, and the three and nine months ended September 30, 2006 as the “2006 Quarter” and the “2006 Period”, respectively.

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

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB also issued FASB Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007 and accordingly all the provisions of SFAS No. 157 will be considered when we adopt it in January 2008. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our financial position, results of operations, or cash flows.

The FASB has released an exposure draft of FASB Staff Position (FSP) APB 14-a for comment. This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. If issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt. The proposed FSP would require bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. The Company is in the process of assessing the impact of the FSP on its financial statements.

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

Minority Interest

We entered into an operating agreement with members of a limited liability company (LLC) that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this limited liability company based upon defined company ownership units at the date of purchase. We account for this activity by recording minority expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income.

In August 2007 WRIT acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating units in a consolidated subsidiary of WRIT.

Minority interest expense was $101,000 and $207,000 for the 2007 Quarter and 2007 Period, respectively, and $52,000 and $148,000 for the 2006 Quarter and 2006 Period, respectively. Quarterly distributions are made to the minority owners equal to the quarterly dividend per share for each ownership unit.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of September 30, 2007 and December 31, 2006, the deferred financing costs of $23.9 million and $16.6 million, respectively, net of accumulated amortization of $7.2 million and $5.5 million, respectively, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in interest expense on the accompanying consolidated statements of income. The amortization of debt costs included in interest expense totaled $0.7 million and $1.8 million for the 2007 Quarter and 2007 Period, respectively, and $0.4 million and $1.2 million for the 2006 Quarter and 2006 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to expense. As of September 30, 2007 and December 31, 2006, deferred leasing costs of $22.7 million and $19.0 million, respectively, net of accumulated amortization of $7.9 million and $6.5 million, respectively, were included in Prepaid and Other Assets on the balance sheets. The amortization of deferred leasing costs included in expense for properties classified as continuing operations totaled $0.8 million and $0.7 million for the 2007 and 2006 Quarters, respectively, and $2.3 million and $1.8 million for the 2007 and 2006 Periods, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense, for properties classified as continuing operations, was $15.0 million and $11.8 million for the 2007 and 2006 Quarters, respectively, and $41.6 million and $33.0 million for the 2007 and 2006 Periods, respectively. Maintenance and repair costs are charged to expense as incurred.

We capitalize interest costs recognized on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $1.7 million and $4.6 million for the 2007 Quarter and Period, respectively, and $1.0 million and $2.5 million for the 2006 Quarter and Period, respectively. Interest capitalized is depreciated over the useful life of the related underlying assets when those assets are placed into service upon completion of development or construction.

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the 2007 and 2006 Quarters or the 2007 and 2006 Periods.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

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

Tenant Origination Costs are included in Income Producing Property Assets on our balance sheets and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions and Absorption Costs and Net Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively.

Balances net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at September 30, 2007 and December 31, 2006 are as follows (in millions):

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$28.0	$9.8	$18.2	$19.8	$6.4	$13.4
Leasing Commissions and Absorption Costs	$27.7	$7.4	$20.3	$16.3	$3.3	$13.0
Net Lease Intangible Assets	$9.4	$4.3	$5.1	$9.2	$3.5	$5.7
Net Lease Intangible Liabilities	$17.8	$5.6	$12.2	$13.0	$3.3	$9.7

Amortization of these components combined was $2.2 million and $6.4 million for the 2007 Quarter and Period, respectively, and $1.1 million and $2.7 million for the 2006 Quarter and Period, respectively. No value had been assigned to Customer Relationship Value at September 30, 2007 or December 31, 2006.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Restricted Cash

Restricted cash at September 30, 2007 and December 31, 2006 consisted of $46.0 million and $4.2 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. The balance at September 30, 2007 also included $40.1 million in tax-free exchange account funds resulting from the sale of Maryland Trade Centers I and II during the 2007 Quarter.

Share Based Compensation

We maintain Share Grant Plans and Incentive Stock Option Plans as described in Note 7, Share Options and Grants, which include qualified and non-qualified options and deferred shares for eligible employees. Shares are granted to officers, non-officer employees and trustees under the Share Grant Plans. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant and share grants that vest over three years vest twenty-five percent one year from date of grant, twenty-five percent two years from date of grant and fifty percent three years from date of grant. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three-year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over five years in annual installments commencing one year after date of grant. Trustee share grants are fully vested immediately upon date of share grant and are restricted from sale for the period of the trustees’ service. Restricted share units issued to the non-executive Chairman vest over three years from the grant date and are restricted from sale for the period of the non-executive Chairman’s service.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense for trustee grants that vest immediately upon the grant date is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period.

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

Stock options were historically issued annually to officers, trustees and key non-officer employees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to key non-officer employees in 2003 and to trustees in 2004. The options vested over a two-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. Stock options issued prior to the adoption of FAS No. 123R are accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we recognized no compensation expense for stock options.

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed as net income divided by the weighted-average common shares outstanding. Diluted earnings per share is computed as net income divided by the total weighted-average common shares outstanding plus the effect of dilutive common equivalent shares outstanding for the period. Dilutive common equivalent shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans and operating partnership units that could potentially reduce or “dilute” earnings per share, based on the treasury stock method. Other potentially dilutive common shares, including shares potentially resulting from the senior convertible notes, are considered when calculating diluted earnings per share.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2007	December 31, 2006
Office buildings	$732,223	$602,875
Medical office buildings	364,731	246,144
Retail centers	257,587	254,472
Multifamily properties	172,753	145,007
Industrial/Flex properties	333,699	304,765

	$1,860,993	$1,553,263

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development in our office and multifamily sectors and one property in our retail sector that was in redevelopment for most of 2006, but was placed in service in 2006. The mid rise building at Bennett Park is substantially complete and was 70% leased at 2007 quarter end. At Dulles Station, the building shell completion occurred early in the third quarter 2007.The cost of our real estate portfolio in development is illustrated below (in thousands):

	September 30, 2007	December 31, 2006
Office buildings	$44,671	$54,168
Medical office buildings	3,983	—
Retail centers	—	745
Multifamily	89,439	65,743
Industrial/Flex properties	—	—

	$138,093	$120,656

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Two properties, Maryland Trade Centers I and II, were sold as of September 30, 2007 and classified as held for sale at December 31, 2006. The two properties were classified as discontinued operations in the 2007 and 2006 Quarters and Periods. They were sold for a contract sales price of $58.0 million that resulted in a gain on sale of $25.0 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$1,723	$1,818	$5,350	$5,241
Property expenses	(853)	(818)	(2,478)	(2,371)
Depreciation and amortization	—	(550)	(397)	(1,551)

	$870	$450	$2,475	$1,319

Operating income by property is summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Property	Segment	2007	2006	2007	2006
Maryland Trade Center I	Office	$498	$227	$1,338	$656
Maryland Trade Center II	Office	372	223	1,137	663

		$870	$450	$2,475	$1,319

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

WRIT acquired the following properties during the first nine months of 2007:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical office	125,000	29,000
June 1, 2007	Woodholme Center	Office	73,000	20,000
June 1, 2007	Ashburn Farm Office Park	Medical office	75,400	23,000
August 16, 2007	CentreMed I & II	Medical office	52,000	15,300
August 30, 2007	4661 Kenmore Avenue	Land for Development	N/A	3,750

		Total 2007 Period	797,400	$245,750

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the properties listed above resulted in the recognition of $8.4 million in absorption costs and $3.0 million in leasing commissions, $0.4 million in net intangible lease assets, $8.3 million in tenant origination costs and $4.8 million in net intangible lease liabilities. The weighted average life of these assets ranges from 10 to 115 months. The results of operations from these acquired properties are included in the income statement as of their respective acquisition date and forward.

The purchase of 270 Technology Park in February 2007 was funded from the proceeds of our convertible debt offering in January 2007. The purchase of Monument II in March 2007 was funded with proceeds from the January 2007 convertible debt offering and borrowings of $30.0 million on our line of credit. The purchases of 2440 M Street, Woodholme Center, Woodholme Medical Office Building, Ashburn Farm Park and CenterMed properties were funded by borrowings on our line of credit. The borrowings for a portion of these acquisitions were outstanding as of September 30, 2007. CentreMed was acquired through partial reverse tax deferred

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

exchange from the sale of Maryland Trade Centers I and II in September 2007. The purchase of 4661 Kenmore Avenue was funded by issuing operating units in a consolidated subsidiary (see Note 2-Minority Interest). For the purchase of Woodholme Medical Office Building and Ashburn Farm Park, mortgages were assumed for $21.2 million and $6.1 million, respectively. See discussion of the mortgages in Note 4.

The following unaudited pro-forma combined condensed statements of operations present the consolidated results of operations for the 2007 Quarter and Period and the 2006 Quarter and Period, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the Quarters and Periods presented. The unaudited data presented is in millions, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Real estate revenues	$66.3	$61.2	$197.9	$174.0
Income from continuing operations	$8.7	$11.3	$27.8	$31.8
Net income	$34.6	$11.8	$55.3	$33.1
Diluted earnings per share	$.74	$0.26	$1.20	$0.76

NOTE 4: MORTGAGE NOTES PAYABLE

	(in thousands)
	September 30, 2007	December 31, 2006
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000
On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bore interest at 9.00% per annum. Principal and interest were paid monthly until January 2, 2007, at which time all unpaid principal and interest were paid in full.	—	7,833
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	46,913	47,441
On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,359	10,574
On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,389	20,846

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	23,902	24,246
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,464	5,569
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,781	4,836
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,648	8,751
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,565	33,990
On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,730	22,987
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal is payable beginning November 1, 2007, and principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	21,200	—
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,549	—
	$253,500	$237,073

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $447.1 million and $422.0 million at September 30, 2007 and December 31, 2006, respectively. Scheduled principal payments for the remaining three months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

Total Principal Payments
2007	$1,015
2008	4,057
2009	54,285
2010	25,973
2011	13,339
Thereafter	154,831

Total	$253,500

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2007, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $200.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

Credit Facility No. 1 replaced Credit Facility No. 4 (see below) on June 29, 2007. We had $33.0 million outstanding as of September 30, 2007 related to Credit Facility No. 1, and $1.4 million in Letters of Credit issued, with $40.6 million unused and available capacity. During the quarter, $15.0 million was borrowed in August to fund the acquisition of CentreMed and $18.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

Borrowings under the facility bear interest at WRIT’s option of LIBOR plus a spread based on the credit rating on our publicly issued debt or SunTrust Bank’s prime rate. For both the 2007 Quarter and 2007 Period, we incurred interest expense (excluding facility fees) of $176,000, representing an average interest rate of 5.81% per annum.

In addition, WRIT pays a facility fee currently equal to 0.125% of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in WRIT’s senior unsecured credit ratings. For both the 2007 Quarter and 2007 Period, we incurred facility fees of $26,800.

Credit Facility No. 2

We had $95.5 million outstanding as of September 30, 2007 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $103.6 million unused and available capacity. There was $33.0 million outstanding under this facility at December 31, 2006. There were no new advances under this facility during the 2007 Quarter.

Advances under this agreement bear interest at WRIT’s option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2007 Quarter and 2007 Period, we incurred interest expense (excluding facility fees) of approximately $1.4 million and $3.2 million respectively, representing an average interest rate of 5.80% and 5.79%, respectively, per annum.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the 2007 Quarter and 2007 Period, we incurred facility fees of $77,000 and $227,500, respectively.

Credit Facility No. 3

This $85.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association was terminated on November 2, 2006 and replaced with Credit Facility No. 2. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. There were no borrowings outstanding and payable under the facility upon the termination of the agreement in November 2006. Interest only payments were due and payable generally on a monthly basis. We incurred $129,200 and $684,100 in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an average interest rate of 5.92% and 5.63%, respectively, per annum.

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred facility fees of $32,600 and $96,300 for the 2006 Quarter and 2006 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Credit Facility No. 4

Credit Facility No. 4 was replaced by Credit Facility No. 1 on June 29, 2007. At December 31, 2006, $28.0 million was outstanding under this facility. During the first quarter, $28.0 million of gross borrowing was repaid with proceeds from the $150.0 million 3.875% convertible notes issued in January 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable on a monthly basis. We incurred $96,400 in interest expense (excluding facility fees) for the 2007 Period, representing an average interest rate of 5.90%. We incurred $0.5 million and $1.7 million in interest expense (excluding facility fees) for the 2006 Quarter and 2006 Period, respectively, representing an average interest rate of 5.90% and 5.48%, respectively, per annum.

Credit Facility No. 4 required us to pay the lender an annual facility fee on the total commitment of 0.15% per annum. These fees were payable quarterly. We incurred facility fees of $52,800 for the 2007 Period. For the 2006 Quarter and 2006 Period, we incurred facility fees of $26,800 and $83,100, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of September 30, 2007.

NOTE 6: NOTES PAYABLE

On August 13, 1996, we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from our lines of credit.

On February 20, 1998, we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. In February 2008, if the remarketing dealer elects not to remarket the MOPPRS, the Trust is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in February 2008, the interest rate on the MOPPRS will be established at a rate of 5.598% plus the Trust’s applicable credit spread, currently approximately 190-200 basis points, for the Trust’s securities with similar maturities. The MOPPRS may be redeemed, at the Trust’s option, immediately prior to their remarketing in February 2008 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.598% exceeds the then-existing 10-year treasury rate). Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method.

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

SEPTEMBER 30, 2007

(UNAUDITED)

On July 26, 2006 we issued an additional $50.0 million of the series of 5.95% unsecured notes due June 15, 2011 at 100.127% of par, resulting in an effective yield of 5.92%. Our total proceeds, net of underwriting fees, were $50.2 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On September 11, 2006, we issued $100.0 million of 3.875% senior convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of these notes, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 99.5% of par, resulting in an effective interest rate of 4.000%. Our total proceeds, net of underwriting fees, were $106.7 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On January 22, 2007, we issued an additional $135.0 million of the 3.875% senior convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of these notes, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and a portion of the acquisition of Monument II, to repay borrowings under our lines of credit, and to fund general corporate purposes.

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

The following is a summary of our unsecured note borrowings (in thousands):

	September 30, 2007	December 31, 2006
6.74% notes due 2008	$60,000	$60,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	110,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(2,050)	(2,204)
Premium on notes issued	1,144	459

Total	$879,094	$728,255

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

The required principal payments excluding the effects of note discounts or premium for the remaining three months in 2007 and the remaining years subsequent to December 31, 2007 are as follows (in thousands):

2007	$—
2008	60,000
2009	—
2010	—
2011	150,000
Thereafter	670,000

$880,000

Interest on these notes is payable semi-annually. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our note covenants as of September 30, 2007.

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

NOTE 7: BENEFIT PLANS

Share Options and Grants

Options

We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan to replace the 1991 Stock Option Plan that expired on June 25, 2001. The plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant vested 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust Stock Option Plan for Trustees in March 1998. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. Effective 2005 officers, non-officer key employees, and trustees received annual awards of share grants only.

Activity under the Plans is summarized below:

	2007
	Shares	WtdAvg Ex Price
Outstanding at January 1	451,000	$24.42
Granted	—	—
Exercised	(10,000)	$24.97
Expired/Forfeited	—	—
Outstanding at September 30	441,000	$24.41
Exercisable at September 30	441,000	$24.41

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

The 441,000 options outstanding at September 30, 2007, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.41 and a weighted average remaining contractual life of 4.4 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2007 was $3.9 million. The aggregate intrinsic value of options exercised in 2007 was $120,000. There have been no forfeitures of options for the 2007 Period.

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

In December 2006, the WRIT Board of Trustees approved written amendments to the Share Grant Plan providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award will be in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award will be in the form of performance share units. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and former CEO was excluded from long-term awards under the Share Grant Plan in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units based on the stock price at the end of the period was approximately $1.8 million of which $148,000 and $420,000 were recognized during the 2007 Quarter and 2007 Period, respectively. The estimated expense related to the 2007 performance share units is approximately $2.6 million of which $243,000 and $611,000 were recognized during the 2007 Quarter and 2007 Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 21,877 restricted share units awarded to officers and other members of management in December 2006 and 24,344 restricted share units awarded to the former CEO in the second quarter of 2007. Performance and restricted share units awarded in 2007 were valued at a weighted average price of $36.97 per share based upon the market value on the date of grant.

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

The following are tables of activity for the quarter ended September 30, 2007 related to our share grants and restricted share unit grants.

	2007
Share Grants	Shares	Wtd Avg. Grant Price
Vested at January 1	191,217	27.17
Unvested at January 1	115,492	33.16
Granted	15,962	37.59
Vested during year	(61,693)	33.51
Expired/Forfeited	(100)	32.50

Unvested at September 30	69,661	33.84
Vested at September 30	252,910	28.84

There were no shares granted during the 2007 Quarter. The total fair value of shares vested during the Period ending September 30, 2007 is $2.2 million. As of September 30, 2007, the total compensation cost related to non-vested share awards not yet recognized was $1.7 million, which is expected to be recognized over a weighted-average period of 22 months on a straight-line basis.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

	2007
Restricted Share Units	Shares	Wtd Avg Grant Price
Unvested at January 1	21,877	39.54
Granted	24,344	36.97
Exercised	—	—
Expired/Forfeited	—	—

Unvested at September 30	46,221	38.19
Vested at September 30	—	—

The value of unvested restricted share units at September 30, 2007 was $1.5 million, which is expected to be recognized as compensation cost over a period of 41 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the 2007 and 2006 Quarters was $0.5 million and $0.6 million, respectively and $2.2 million and $2.4 million for the 2007 and 2006 Periods, respectively.

In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan. This plan will replace the Share Grant Plan, which expires on December 15, 2007, as well as the 2001 Stock Option Plan and Stock Option Plan for Trustees.

The new Plan provides for the award to WRIT’s trustees, officers and employees of restricted shares, restricted share units, options and other awards to acquire up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. If an award under the new Plan of restricted shares or restricted share units is forfeited or an award of options or other rights granted under the new Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards. To date, no grants have been made under the new Plan.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of $94,000 and $292,000, for the 2007 Quarter and 2007 Period, respectively and $80,000 and $233,000 for the 2006 Quarter and 2006 Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $2.0 million and $1.8 million at September 30, 2007 and December 31, 2006, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the former CEO, who retired on May 31, 2007. Under this plan, upon the former CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he was entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrued benefit cost in an amount resulting in an accrued balance at the end of the former CEO’s employment which is not less than the present value of the estimated benefit payments to be made. We recognized current service cost of $0 and $253,000 for the 2007 Quarter and Period, respectively, and $117,000 and $350,000 for the 2006 Quarter and 2006 Period, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the September 30, 2007 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the former CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

effect on the Trust’s consolidated financial condition at September 30, 2007, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the former CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2007 Quarter and 2007 Period we recognized current service cost of $70,000 and $176,000, respectively and $52,000 and $179,000 for the 2006 Quarter and 2006 Period, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

In first quarter 2007 upon the death of a retired executive officer, the Company as beneficiary on a life insurance policy, earned proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the 2007 Period.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of net income per average share and diluted average shares (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted per share calculations:
Income from continuing operations	$8,498	$9,780	$25,942	$27,262

Discontinued operations	25,892	450	27,497	1,319

Net income	$34,390	$10,230	$53,439	$28,581

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	46,596	44,874	45,678	43,270
Effect of dilutive securities:
Employee stock option and share grant awards and partnership in a subsidiary	206	219	199	183

Denominator for diluted per share amounts	46,802	45,093	45,877	43,453

Income from continuing operations per share
Basic	$0.18	$0.22	$0.57	$0.63
Diluted	$0.18	$0.22	$0.57	$0.63
Discontinued operations per share
Basic	$0.56	$0.01	$0.60	$0.03
Diluted	$0.55	$0.01	$0.59	$0.03
Net income per share
Basic	$0.74	$0.23	$1.17	$0.66
Diluted	$0.73	$0.23	$1.16	$0.66

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Office Buildings	39%	37%	39%	37%
Medical Office Buildings	16%	13%	15%	11%
Retail Centers	15%	17%	16%	18%
Multifamily Properties	13%	15%	13%	16%
Industrial/Flex Centers	17%	18%	17%	18%

The percentage of total real estate assets, at cost, for each of the five reportable operating segments (excluding properties held for sale and in-development) is as follows:

	September 30, 2007	December 31, 2006
Office Buildings	39%	40%
Medical Office Buildings	20%	16%
Retail Centers	14%	17%
Multifamily Properties	9%	9%
Industrial/Flex Centers	18%	18%

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

Segment Information (in thousands):

Three Months Ended September 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$25,779	$10,508	$10,061	$8,840	$10,840	$—	$66,028
Real estate expenses	8,894	3,328	2,098	3,872	2,412	—	20,604

Net operating income	16,885	7,180	7,963	4,968	8,428	—	45,424

Depreciation and amortization							(18,285)
Interest expense							(15,824)
General and administration expense							(3,174)
Other income							357
Income from discontinued operations							25,892

Net Income							$34,390

Capital expenditures	$13,205	$1,870	$4,765	$12,580	$1,998	$1,011	$35,429

Total assets	$679,376	$359,575	$232,428	$202,480	$290,907	$81,035	$1,845,801

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Three Months Ended September 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$20,189	$7,045	$9,499	$8,354	$9,770	$—	$54,857
Real estate expenses	7,059	2,187	2,079	3,419	2,281	—	17,025

Net operating income	13,130	4,858	7,420	4,935	7,489	—	37,832

Depreciation and amortization							(13,588)
Interest expense							(12,527)
General and administration expense							(2,230)
Other income							293
Income from discontinued operations							450

Net Income							$10,230

Capital expenditures	$4,991	$428	$150	$2,734	$1,440	$352	$10,095

Total assets	$594,412	$237,157	$233,081	$145,418	$270,411	$33,020	$1,513,499

Nine Months Ended September 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$74,775	$27,832	$30,814	$25,443	$32,164	$—	$191,028
Real estate expenses	25,238	8,606	6,643	11,026	7,806	—	59,319

Net operating income	49,537	19,226	24,171	14,417	24,358	—	131,709

Depreciation and amortization							(51,543)
Interest expense							(45,498)
General and administration expense							(11,424)
Other income							1,395
Other income from life insurance proceeds							1,303
Income from discontinued operations							27,497

Net Income							$53,439

Capital expenditures	$14,200	$3,329	$2,644	$6,103	$3,193	$2,912	$32,381

Nine Months Ended September 30, 2006
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$57,462	$17,540	$27,788	$24,100	$28,538	$—	$155,428
Real estate expenses	19,120	5,076	5,913	9,725	6,809	—	46,643

Net operating income	38,342	12,464	21,875	14,375	21,729	—	108,785

Depreciation and amortization							(37,546)
Interest expense							(34,453)
General and administration expense							(10,161)
Other income							637
Income from discontinued operations							1,319

Net Income							$28,581

Capital expenditures	$13,700	$869	$209	$8,045	$4,362	$863	$28,048

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2007, the “2007 Quarter” and “2007 Period”, respectively, and the three months and nine months ended September 30, 2006, the “2006 Quarter” and “2006 Period”, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 for the forward looking statements contained herein. Forward looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. The following important factors, in addition to those discussed in our 2006 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington Metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) terrorist attacks or actions; (n) acts of war; (o) weather conditions; and (p) the effects of changes in capital availability to all sectors of the economy. We undertake no obligation to update our forward looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington Metro region. As of September 30, 2007, we owned a diversified portfolio of 88 properties, consisting of 14 retail centers, 24 general purpose office properties, 17 medical office buildings, 23 industrial/flex properties and 10 multifamily properties, totaling 12.3 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Our results in the third quarter of 2007 as compared to the third quarter of 2006, showed continued improvement in both occupancy and rental rate growth. The office sector experienced NOI increases as occupancy continues to improve. The medical office sector remained steady with some gains in rental rates. Retail centers had strong rental rate increases and increased occupancy. The multifamily NOI increased due to increased rental rates offset somewhat by decreased occupancy and increased operating expenses. The industrial sector posted good rental rate growth and an increase in occupancy. All commercial sectors are benefiting from the NOI contributions of the acquisitions in the last 21 months.

Progress continues on our ground-up development projects at Bennett Park, The Clayborne Apartments and Dulles Station. The development at Bennett Park (high rise) and The Clayborne Apartments is progressing well with completion expected in the fourth quarter 2007. The mid rise building at Bennett Park is substantially complete and was 70% leased at quarter end. At Dulles Station, the building shell completion occurred early in the third quarter 2007.

GENERAL

During the first nine months of 2007 we completed the following significant transactions:

•

The acquisition of two general office properties for $96.4 million adding approximately 278,000 square feet which were 96.4% leased at the end of the Quarter, four medical office properties for $119.1 million adding approximately 362,000 square feet which were 97.7% leased at the end of the Quarter, one industrial/flex property for $26.5 million adding approximately 157,000 square feet which was 97.3% leased at the end of the Quarter, and land held for development for $3.8 million.

•	The disposition of two office buildings for a contract sales price of $58.0 million and a gain on sale of $25.0 million.

•	The issuance of $150.0 million of 3.875% senior unsecured notes due 2026 at an effective yield of 4.003% raising $146.0 million, net.

•	The completion of a public offering of 1,600,000 shares of beneficial interest priced at $37.00 per share raising $57.8 million, net.

•	The opening of a new unsecured revolving credit facility with SunTrust Bank with a committed capacity of $75.0 million and a maturity date of June 29, 2011.

•	The completion of modification to our bond covenants from a restrictive total assets definition to a market based asset definition.

•	The investment of $53.3 million in our development projects.

•	The execution of new leases for 1,223,000 square feet of commercial space.

During the first nine months of 2006 we completed the following significant transactions:

•

The acquisition of six medical office properties for a purchase price of $105.9 million, adding approximately 337,000 square feet of rentable space which was 98.3% leased at the end of the 2006 Period, three general purpose office properties for a purchase price of $112.0 million adding approximately 533,000 square feet of rentable space which was 92.0% leased at the end of the 2006 Period, three industrial/flex properties for a purchase price of $34.8 million, adding approximately 404,000 square feet of rentable space which was 84.0% leased at the end of the 2006 Period and two retail centers, for a purchase price of $50.3 million, adding approximately 227,000 square feet of rentable space which was 75.8% leased as of the end of the 2006 Period.

•	The completion of a public offering of 2,745,000 shares of beneficial interest priced at $34.40 per share raising $90.9 million, net.

•	The issuance of $150.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961% raising $149.2 million, net.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

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

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of September 30, 2007 or December 31, 2006.

Assets held for Sale/Discontinued Operations

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

Under SFAS 144, properties are classified as discontinued operations if the following conditions are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the property after the disposal transaction. Revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of December 31, 2006 there were two properties classified as discontinued operations on our Consolidated Balance Sheets. These two properties were sold in the 2007 Quarter.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first nine months of 2007 and 2006.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

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

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our financial position, results of operations, or cash flows.

The FASB has released an exposure draft of FASB Staff Position (FSP) APB 14-a for comment. This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. If issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt. The proposed FSP would require bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. The Company is in the process of assessing the impact of the FSP on its financial statements.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In September 2007 Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale are expected to be reinvested in replacement properties. No properties were sold in the year 2006.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters and Periods ended September 30, 2007 and 2006. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. One property and land for development were

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

acquired and two properties were sold during the 2007 Quarter and five properties were acquired during the 2006 Quarter. A total of seven properties and land for development were acquired during the 2007 Period and fourteen properties were acquired in the 2006 Period. Two properties were classified as held for sale during the 2007 and 2006 Quarters and Periods.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue for properties classified as continuing operations is summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Minimum base rent	$58,847	$49,379	$9,468	19.2%	$169,190	$139,232	$29,958	21.5%
Recoveries from tenants	6,479	4,957	1,522	30.7%	18,994	13,758	5,236	38.1%
Parking and other tenant charges	702	521	181	34.7%	2,844	2,438	406	16.7%

	$66,028	$54,857	$11,171	20.4%	$191,028	$155,428	$35,600	22.9%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $9.5 million (19.2%) in the 2007 Quarter compared to the 2006 Quarter primarily due to the non- core properties. Non-core properties accounted for $7.6 million of the increase in minimum base rent in the 2007 Quarter over the 2006 Quarter and $0.8 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2007 Quarter increased $1.9 million over the prior year driven by increased occupancy in the office sector and increases in rental rate growth in all sectors, offset somewhat by decreased occupancy in the multifamily sector. Minimum base rent increased $30.0 million (21.5%) in the 2007 Period compared to the 2006 Period primarily due to the non-core properties. These non-core properties accounted for $24.9 million of the minimum rent increase and $2.9 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2007 Period increased by $5.1 million due to increased occupancy in the office sector, increased rental rates in all sectors, and increased recoveries from real estate taxes, offset somewhat by decreased occupancy in the retail sector.

A summary of consolidated economic occupancy by sector follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2007	2006	Change	2007	2006	Change
Office Buildings	94.3%	92.6%	1.7%	94.1%	92.0%	2.1%
Medical Office Buildings	99.4%	99.5%	(0.1)%	98.1%	99.0%	(0.9)%
Retail Centers	95.0%	93.9%	1.1%	94.9%	96.3%	(1.4)%
Multifamily Properties	91.5%	94.4%	(2.9)%	91.0%	91.9%	(0.9)%
Industrial/Flex Centers	94.8%	94.4%	0.4%	94.3%	93.5%	0.8%

Total	94.8%	94.2%	0.6%	94.3%	93.7%	0.6%

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall consolidated economic occupancy increased 60 basis points for the 2007 Quarter over the 2006 Quarter. Occupancy in the office sector improved 170 basis points due primarily to leasing activity at 6110 Executive Boulevard, 7900 Westpark and 515 King Street. Industrial sector occupancy increased 40 basis points due primarily to the lease-up of Hampton South Phase II and increased leasing activity at Fullerton Industrial Center and Sully Square. Occupancy in the retail sector increased 110 basis points due to the lease-up at Montrose Crossing offset by newly built space at the Shoppes at Foxchase and the lease termination of a single tenant at South Washington Street. The medical office sector occupancy for the quarter was relatively unchanged. The multifamily sector occupancy decreased 290 basis points due in part to the newly-developed and placed in service mid- rise at Bennett Park and slight decreases in occupancy across the remaining properties in the portfolio.

Consolidated economic occupancy was 94.3% for the 2007 Period which was an increase of 60 basis points compared to the 2006 Period. Occupancy at the various sectors was impacted by the activity in the third quarter, discussed above.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses, for properties classified as continuing operations, are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Property operating expenses	$14,725	$12,492	$2,233	17.9%	$42,839	$33,746	$9,093	27.0%
Real estate taxes	5,879	4,533	1,346	29.7%	16,480	12,897	3,583	27.8%

	$20,604	$17,025	$3,579	21.0%	$59,319	$46,643	$12,676	27.2%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 31.2% of revenue in the 2007 Quarter and 31.0% of the revenue in the 2006 Quarter. Property operating expenses increased $2.2 million as a result of higher utility cost and repair and maintenance expenses. Non-core properties accounted for $2.4 million of the increase and core properties decreased $0.2 million. Non-core properties were $0.7 million of the $1.3 million increase in real estate taxes over the 2006 Quarter. Core real estate taxes increased $0.6 million over the 2006 Quarter.

Real estate operating expenses were 31.1% of revenue for the 2007 Period and 30.0% of revenue for the 2006 Period. The non-core properties accounted for $6.7 million of the $9.1 million increase in property operating expenses and $2.2 million of the $3.6 million increase in real estate taxes over the 2006 Period. Core property operating expenses increased $2.4 million as a result of higher utility costs and repair and maintenance expenses. Core properties real estate taxes increased $1.4 million over the 2006 Period.

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Depreciation & amortization	$18,285	$13,588	$4,697	34.6%	$51,543	$37,546	$13,997	37.3%
Interest expense	15,824	12,527	3,297	26.3%	45,498	34,453	11,045	32.1%
General & administrative	3,174	2,230	944	42.3%	11,424	10,161	1,263	12.4%

	$37,283	$28,345	$8,938	31.5%	$108,465	$82,160	$26,305	32.0%

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Depreciation and amortization expense increased $4.7 million (34.6%) to $18.3 million in the 2007 Quarter from $13.6 million in the 2006 Quarter and $14.0 million (37.3%) to $51.5 million in the 2007 Period from $37.5 million in the 2006 Period due primarily to acquisitions, capital expenditures and tenant improvements. Total operating property acquisitions were $303.0 million in 2006 and $245.8 million in the first nine months of 2007. Capital and tenant improvement expenditures were $67.3 million in 2006 and the first nine months of 2007, combined.

Interest expense increased $3.3 million to $15.8 million in the 2007 Quarter from $12.5 million in the 2006 Quarter, as 2006 and 2007 acquisitions was funded primarily by debt. Mortgage interest also increased $0.7 million for the 2007 Quarter and $2.5 million for the 2007 Period due to the mortgage assumptions on some acquisitions in 2006 and 2007. Interest on our development projects is capitalized.

A summary of interest expense for the Quarter and Period ended September 30, 2007 and 2006, respectively, appears below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Debt Type	2007	2006	$ Change	2007	2006	$ Change
Notes payable	$11.9	$9.7	$2.2	$35.3	$25.9	$9.4
Mortgages	3.8	3.1	0.7	10.7	8.2	2.5
Lines of credit	1.8	0.7	1.1	4.1	2.8	1.3
Capitalized interest	(1.7)	(1.0)	(0.7)	(4.6)	(2.5)	(2.1)

Total	$15.8	$12.5	$3.3	$45.5	$34.4	$11.1

General and administrative expenses increased approximately $0.9 million in the 2007 Quarter compared to the 2006 Quarter and increased $1.3 million in the 2007 Period compared to the 2006 Period. These increases are due primarily to the bondholder consent solicitation fees in the second quarter 2007 and increased incentive compensation in the 2007 Quarter compared to the 2006 Quarter.

OTHER INCOME

In March 2007, upon the death of a retired executive officer, the Company, as beneficiary on a life insurance policy, recognized proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the 2007 Period.

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long term strategic and return objectives or where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, support corporate needs, or distributed to our shareholders. WRIT did not dispose of any properties in the 2006 Quarter and Period but there were two properties classified as held for sale and reported as discontinued operations. WRIT sold those two properties in September 2007. They were classified as discontinued operations for the 2007 Quarter and Period.

Operating results of the properties classified as discontinued operations for the 2007 and 2006 Quarters and Periods are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	$ Change	2007	2006	$ Change
Revenues	$1,723	$1,818	$(95)	$5,350	$5,241	$109
Property expenses	(853)	(818)	(35)	(2,478)	(2,371)	(107)
Depreciation and amortization	—	(550)	550	(397)	(1,551)	1,154

	$870	$450	$420	$2,475	$1,319	$1,156

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

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

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$55,879	$52,982	$2,897	5.5%
Non-core (1)	10,149	1,875	8,274	441.3%

Total Real Estate Rental Revenue	$66,028	$54,857	$11,171	20.4%

Real Estate Expenses
Core	$16,788	$16,388	$400	2.4%
Non-core (1)	3,816	637	3,179	499.1%

Total Real Estate Expenses	$20,604	$17,025	$3,579	21.0%

Net Operating Income
Core	$39,091	$36,594	$2,497	6.8%
Non-core (1)	6,333	1,238	5,095	411.6%

Total Net Operating Income	$45,424	$37,832	$7,592	20.1%

Reconciliation to Net Income
NOI	$45,424	$37,832
Other income	357	293
Interest expense	(15,824)	(12,527)
Depreciation and amortization	(18,285)	(13,588)
General and administrative expenses	(3,174)	(2,230)
Gain on sale	25,022	—
Discontinued operations(2)	870	450

Net Income	$34,390	$10,230

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Core	95.3%	94.2%
Non-core (1)(2)	92.5%	93.6%

Total	94.8%	94.2%

(1)	Non-core properties include:

2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park and CentreMed

2006 acquisitions – 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges and The Crescent

(2)	Discontinued operations include income from operations for:

2007 Quarter and 2006 Quarter held for sale – Maryland Trade Centers I and II

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

We recognized NOI of $45.4 million in the 2007 Quarter, which was $7.6 million or 20.1% greater than in the 2006 Quarter due primarily to our acquisitions in 2006 and in the first nine months of 2007. The non-core properties contributed $6.3 million in NOI in the 2007 Quarter (13.9% of total NOI).

Core properties experienced a $2.5 million increase (6.8%) in NOI due to a $2.9 million increase in revenue offset somewhat by a $0.4 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors, as well as increased rental rates in all sectors, offset somewhat by increased vacancy in the multifamily sector. The increase in core expenses was driven primarily by the office and multifamily sectors, which contributed $0.2 million and $0.2 million respectively, due to the higher real estate taxes and maintenance expense.

Overall economic occupancy increased from 94.2% in the 2006 Quarter to 94.8% in the 2007 Quarter as core economic occupancy increased from 94.2% to 95.3%, due largely to increases in the office and retail sectors, offset somewhat by decreases in core multifamily sector occupancy. As of September 30, 2007, 14.8% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 79.1% of the square footage that expired was renewed and we executed new leases for 323,000 square feet with a 22.6% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$20,275	$18,849	$1,426	7.6%
Non-core (1)	5,504	1,340	4,164	310.8%

Total Real Estate Rental Revenue	$25,779	$20,189	$5,590	27.7%

Real Estate Expenses
Core	$6,849	$6,616	$233	3.5%
Non-core (1)	2,045	443	1,602	361.6%

Total Real Estate Expenses	$8,894	$7,059	$1,835	26.0%

Net Operating Income
Core	$13,426	$12,233	$1,193	9.8%
Non-core (1)	3,459	897	2,562	285.6%

Total Net Operating Income	$16,885	$13,130	$3,755	28.6%

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Core	95.5%	92.6%
Non-core (1) (2)	90.9%	92.6%

Total	94.3%	92.6%

(1)	Non-core properties include:

2007 in development – Dulles Station

2007 acquisitions – Monument II and Woodholme Center

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, The Ridges

(2)	Discontinued operations include income from operations for:

2007 and 2006 held for sale – Maryland Trade Centers I and II

The office sector recognized NOI of $16.9 million in the 2007 Quarter, which was $3.8 million or 28.6% higher than in the 2006 Quarter due primarily to the NOI contribution of the properties acquired in 2006 and 2007. Those properties contributed $2.6 million to the increase in NOI. Core office sector NOI was $1.2 million (9.8%) higher than in the comparable quarter in 2006 due primarily to increased occupancy and rental rates.

Core economic occupancy increased to 95.5% from 92.6% as a result of the leasing activity at 6110 Executive Boulevard, 7900 Westpark, Lexington and 515 King Street.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

As of September 30, 2007, 12.3% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 93.7% of the square footage that expired was renewed and we executed new leases for 82,000 square feet of office space with a 22.7% increase in rental rates.

Medical Office Sector

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$6,602	$6,510	$92	1.4%
Non-core(1)	3,906	535	3,371	630.1%

Total Real Estate Rental Revenue	$10,508	$7,045	$3,463	49.2%

Real Estate Expenses
Core	$1,909	$1,993	$(84)	(4.2)%
Non-core(1)	1,419	194	1,225	631.4%

Total Real Estate Expenses	$3,328	$2,187	$1,141	52.2%

Net Operating Income
Core	$4,693	$4,517	$176	3.9%
Non-core(1)	2,487	341	2,146	629.3%

Total Net Operating Income	$7,180	$4,858	$2,322	47.8%

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Core	99.4%	99.5%
Non-core (1)	99.3%	100.0%

Total	99.4%	99.5%

(1)	Non-core properties include:

2007 acquisition – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed

2006 acquisitions – 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $7.2 million in the 2007 Quarter which was $2.3 million or 47.8% higher than the 2006 Quarter due to the properties acquired in 2006 and year to date in 2007. The acquired properties contributed $2.1 million to the increase in NOI. Core medical office sector NOI was slightly higher than 2006 primarily due to rental rate increases.

Core economic occupancy decreased slightly in the 2007 Quarter compared to the 2006 Quarter and as of September 30, 2007, 13.1% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 38.9% of the square footage that expired was renewed and we executed new leases for 24,000 square feet of medical office space with a 19.8% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Retail Sector

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Total	$10,061	$9,499	$562	5.9%

Real Estate Expenses
Total	$2,098	$2,079	$19	0.9%

Net Operating Income
Total	$7,963	$7,420	$543	7.3%

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Total	95.0%	93.9%

Retail sector NOI increased in the 2007 Quarter to $7.9 million from $7.4 million in the 2006 Quarter due to higher occupancy and rental rate increases. Retail sector expenses increased primarily due to higher real estate taxes.

Occupancy increased by 110 basis points compared to the 2006 Quarter primarily due to the lease-up of Montrose Crossing. As of September 30, 2007, 11.1% of the total retail square footage leased is scheduled to expire in the next twelve months. During the quarter, 65.0% of the square footage that expired was renewed and we executed new leases for 34,000 square feet of retail space at an average rent increase of 37.2%.

Multifamily Sector

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$8,773	$8,354	$419	5.0%
Non-core (1)	67	—	67	—

Total Real Estate Rental Revenue	$8,840	$8,354	$486	5.8%

Real Estate Expenses
Core/Total	$3,659	$3,419	$240	7.0%
Non-core (1)	213	—	213	—

Total Real Estate Expenses	$3,872	$3,419	$453	13.3%

Net Operating Income
Core/Total	$5,114	$4,935	$179	3.6%
Non-core (1)	(146)	—	(146)	—

Total Net Operating Income	$4,968	$4,935	$33	0.7%

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Core/Total	93.2%	94.4%
Non-core (1)	27.0%	—

Total	91.5%	94.4%

(1)	Non-core properties include:

2007 in development – Bennett Park and Clayborne Apartments

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Multifamily NOI was flat due to a $0.5 million increase in revenue offset by a $0.2 million increase in core expenses as well as $0.2 million of expenses related to the properties in development, primarily the mid-rise at Bennett Park that was placed in operations in the 2007 Quarter. The mid-rise was 70 percent leased by quarter end. Core revenues were higher in the 2007 Quarter compared to the 2006 Quarter due to a 4.9% increase in rental rates as a result of renovated units at 3801 Connecticut Avenue, Bethesda Hill and Park Adams. The increase in real estate expenses was primarily due to higher maintenance, administrative costs and real estate taxes.

Industrial Sector

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$10,168	$9,770	$398	4.1%
Non-core (1)	672	—	672	—

Total Real Estate Rental Revenue	$10,840	$9,770	$1,070	11.0%

Real Estate Expenses
Core	$2,273	$2,281	$(8)	(0.4)%
Non-core (1)	139	—	139	—

Total Real Estate Expenses	$2,412	$2,281	$131	5.7%

Net Operating Income
Core	$7,895	$7,489	$406	5.4%
Non-core (1)	533	—	533	—

Total Net Operating Income	$8,428	$7,489	$939	12.5%

	Three Months Ended September 30,
	2007	2006
Economic Occupancy
Core	94.6%	94.4%
Non-core (1)	97.7%	—

Total	94.8%	94.4%

(1)	Non-core properties include:

2007 acquisition – 270 Technology Park

The industrial sector recognized NOI of $8.4 million in the 2007 Quarter, which was $0.9 million (12.5%) greater than in the 2006 Quarter primarily due to the acquisition of 270 Technology Park in February 2007.

Core property NOI increased by $0.4 million or 5.4% in the 2007 Quarter from the 2006 Quarter due to a $0.4 million increase in revenue due to a 2.3% increase in rental rates.

Core economic occupancy increased 20 basis points over the 2006 Quarter due to the full lease-up of Hampton South Phase II and increased leasing activity at Fullerton Industrial Center and Sully Square. As of September 30, 2007, 19.6% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2007 Quarter, 88.5% of the square footage that expired was renewed and we executed new leases for 182,000 square feet of industrial space at an average rent increase of 15.6%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

2007 Period Compared to the 2006 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2007 Period compared to the 2006 Period. All amounts are in thousands except percentage amounts.

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$154,993	$147,393	$7,600	5.2%
Non-core (1)	36,035	8,035	28,000	348.5%

Total Real Estate Rental Revenue	$191,028	$155,428	$35,600	22.9%

Real Estate Expenses
Core	$47,716	$44,017	$3,699	8.4%
Non-core (1)	11,603	2,626	8,977	341.9%

Total Real Estate Expenses	$59,319	$46,643	$12,676	27.2%

Net Operating Income
Core	$107,277	$103,376	$3,901	3.8%
Non-core (1)	24,432	5,409	19,023	351.7%

Total Net Operating Income	$131,709	$108,785	$22,924	21.1%

Reconciliation to Net Income
NOI	$131,709	$108,785
Other income	1,395	637
Other income from life insurance proceeds	1,303	—
Interest expense	(45,498)	(34,453)
Depreciation and amortization	(51,543)	(37,546)
General and administrative expenses	(11,424)	(10,161)
Gain on sale	25,022	—
Discontinued operations(2)	2,475	1,319

Net Income	$53,439	$28,581

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	94.8%	94.2%
Non-core (1)(2)	92.7%	87.8%

Total	94.3%	93.7%

(1)	Non-core properties include:

2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, and CentreMed

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges and The Crescent

(2)	Discontinued operations include income from operations for:

2007 Period and 2006 Period held for sale – Maryland Trade Centers I and II

We recognized NOI of $131.7 million in the 2007 Period, which was $22.9 million or 21.1% greater than in the 2006 Period due primarily to our acquisitions in 2006 and 2007. The non-core properties contributed $24.4 million in NOI in the 2007 Period (18.6% of total NOI).

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Core properties experienced a $3.9 million increase (3.8%) in NOI due to a $7.6 million increase in revenue offset somewhat by a $3.7 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office sector, as well as increased rental rates in all sectors, offset somewhat by increased vacancy in the retail sector. The increase in core expenses was driven by the office, multifamily, retail and industrial sectors, which contributed $1.7 million, $1.0 million, $0.4 million and $0.4 million, respectively, to the increase as a result of higher real estate taxes, utilities and maintenance expense.

Overall economic occupancy increased from 93.7% in the 2006 Period to 94.3% in the 2007 Period as non-core occupancy increased primarily due to leasing activity at some of the properties acquired in 2006. Core economic occupancy increased from 94.2% to 94.8%, due largely to increases in the office sector, offset somewhat by decreases in core retail sector occupancy. As of September 30, 2007, 14.8% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 79.3% of the square footage that expired was renewed and we executed new leases for 1,223,000 square feet with a 17.5% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$60,269	$56,122	$4,147	7.4%
Non-core (1)	14,506	1,340	13,166	982.5%

Total Real Estate Rental Revenue	$74,775	$57,462	$17,313	30.1%

Real Estate Expenses
Core	$20,418	$18,677	$1,741	9.3%
Non-core (1)	4,820	443	4,377	988.0%

Total Real Estate Expenses	$25,238	$19,120	$6,118	32.0%

Net Operating Income
Core	$39,851	$37,445	$2,406	6.4%
Non-core (1)	9,686	897	8,789	979.8%

Total Net Operating Income	$49,537	$38,342	$11,195	29.2%

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	94.9%	92.2%
Non-core (1)(2)	91.7%	90.7%

Total	94.1%	92.0%

(1)	Non-core properties include:

2007 in development – Dulles Station

2007 acquisitions – Monument II and Woodholme Center

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, The Ridges

(2)	Discontinued operations include income from operations for:

2007 Period and 2006 Period held for sale – Maryland Trade Centers I and II

The office sector recognized NOI of $49.5 million in the 2007 Period, which was $11.2 million or 29.2%, higher than in the 2006 Period due primarily to the NOI contribution of the properties acquired in 2006 and 2007. Non-core properties contributed $8.8 million to the increase in office sector NOI. Core office sector NOI was $2.4 million (6.4%) higher than in the comparable period in 2006 due primarily to increased occupancy and rental rates offset somewhat by higher real estate taxes and utility costs.

Core office rental revenue increased 7.4% compared to the 2006 Period as rental rates increased 2.2% and occupancy increased 270 basis points, driven by leasing activity at 7900 Westpark, 1776 G Street, Wayne Plaza and One Central Plaza. Core real estate expenses increased 9.3% due primarily to higher real estate taxes and utility costs.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Core economic occupancy increased from 92.2% to 94.9% as a result of the leasing activity at the properties described above.

As of September 30, 2007, 12.6% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 81.2% of the square footage that expired was renewed and we executed new leases for 383,000 square feet of office space with a 12.3% increase in rental rates.

Medical Office Sector

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$13,851	$13,587	$264	1.9%
Non-core(1)	13,981	3,953	10,028	253.7%

Total Real Estate Rental Revenue	$27,832	$17,540	$10,292	58.7%

Real Estate Expenses
Core	$3,783	$3,581	$202	5.6%
Non-core(1)	4,823	1,495	3,328	222.6%

Total Real Estate Expenses	$8,606	$5,076	$3,530	69.5%

Net Operating Income
Core	$10,068	$10,006	$62	0.6%
Non-core(1)	9,158	2,458	6,700	272.6%

Total Net Operating Income	$19,226	$12,464	$6,762	54.3%

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	98.8%	98.9%
Non-core (1)	97.3%	99.8%

Total	98.1%	99.0%

(1)	Non-core properties include:

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector recognized NOI of $19.2 million in the 2007 Period which was $6.8 million or 54.3% higher than the 2006 Period due to the properties acquired in 2006 and in 2007 Period. Core medical office sector NOI was flat compared to 2006 primarily due to rental rate increases offset by higher real estate taxes and utility costs.

Core economic occupancy was flat and as of September 30, 2007 and 13.1% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 55.3% of the square footage that expired was renewed and we executed new leases for 61,000 square feet of medical office space with a 16.2% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Retail Sector

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$27,746	$26,568	$1,178	4.4%
Non-core (1)	3,068	1,220	1,848	151.5%

Total Real Estate Rental Revenue	$30,814	$27,788	$3,026	10.9%

Real Estate Expenses
Core	$6,066	$5,650	$416	7.4%
Non-core (1)	577	263	314	119.4%

Total Real Estate Expenses	$6,643	$5,913	$730	12.4%

Net Operating Income
Core	$21,680	$20,918	$762	3.6%
Non-core (1)	2,491	957	1,534	160.3%

Total Net Operating Income	$24,171	$21,875	$2,296	10.5%

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	96.4%	99.3%
Non-core (1)	82.5%	56.2%

Total	94.9%	96.3%

(1)	Non-core properties include:

2006 acquisitions – Montrose Shopping Center and Randolph Shopping Center

Retail sector NOI increased in the 2007 Period to $24.2 million from $21.9 million in the 2006 Period, a 10.5% increase. The acquisitions in April 2006 contributed $1.5 million (66.8%) of the increase in NOI from the 2006 Period. The increase in core NOI of $0.8 million was due to a $1.2 million increase in revenues as rental rates increased, offset somewhat by the increase in vacancy. Core real estate expenses increased due to higher common area maintenance expenses and higher real estate taxes.

Core economic occupancy decreased 290 basis points primarily due to planned vacancy after renovation at the Shoppes at Foxchase and the loss of one large tenant at South Washington Street. Non-core occupancy increased due to the leasing activity at the properties acquired in 2006. As of September 30, 2007, 11.1% of the total retail square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 74.5% of the square footage that expired was renewed and we executed new leases for 188,000 square feet of retail space at an average rent increase of 31.8%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

Multifamily Sector

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$25,375	$24,100	$1,275	5.3%
Non-core (1)	68	—	68	—

Total Real Estate Rental Revenue	$25,443	$24,100	$1,343	5.6%

Real Estate Expenses
Core	$10,705	$9,725	$980	10.1%
Non-core (1)	321	—	321	—

Total Real Estate Expenses	$11,026	$9,725	$1,301	13.4%

Net Operating Income
Core	$14,670	$14,375	$295	2.1%
Non-core (1)	(253)	—	(253)	—

Total Net Operating Income	$14,417	$14,375	$42	0.3%

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	91.5%	91.9%
Non-core (1)	27.0%	—

Total	91.0%	91.9%

(1)	Non-core properties include:

2007 in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat due to an increase in revenue offset substantially by an increase in expenses. Revenues were higher by $1.3 million in the 2007 Period compared to the 2006 Period due to an increase in rental rates at all properties and also due to the renovated units at Bethesda Hill, 3801 Connecticut Avenue and Park Adams. The increase in real estate expenses was primarily due to higher payroll, maintenance and real estate tax expenses.

Industrial Sector

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$27,752	$27,016	$736	2.7%
Non-core (1)	4,412	1,522	2,890	189.9%

Total Real Estate Rental Revenue	$32,164	$28,538	$3,626	12.7%

Real Estate Expenses
Core	$6,744	$6,384	$360	5.6%
Non-core (1)	1,062	425	637	149.9%

Total Real Estate Expenses	$7,806	$6,809	$997	14.6%

Net Operating Income
Core	$21,008	$20,632	$376	1.8%
Non-core (1)	3,350	1,097	2,253	205.4%

Total Net Operating Income	$24,358	$21,729	$2,629	12.1%

	Nine Months Ended September 30,
	2007	2006
Economic Occupancy
Core	94.1%	94.3%
Non-core (1)	95.8%	81.8%

Total	94.3%	93.5%

(1)	Non-core properties include:

2007 acquisition – 270 Technology Park

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

The industrial sector recognized NOI of $24.4 million in the 2007 Period, which was $2.6 million (12.1%) greater than in the 2006 Period due to the acquisitions of 270 Technology Park in February 2007, Hampton Overlook and Hampton South in February 2006 and 9950 Business Parkway in May 2006.

Core property NOI increased by $0.4 million or 1.8% in the 2007 Period from the 2006 Period due to a $0.7 million increase in revenue offset somewhat by a $0.3 million increase in expenses. Core revenues increased due to a 2.6% increase in rental rates offset somewhat by decreased occupancy and an increase in bad debt expense. Core property expenses increased 5.6% due to higher maintenance services cost and real estate taxes.

Overall economic occupancy increased 80 basis points primarily due to the lease-up of Hampton South Phase II and NVIP. As of September 30, 2007, 19.6% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2007 Period, 85.9% of the square footage that expired was renewed and we executed new leases for 591,000 square feet of industrial space at an average rent increase of 17.6%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of September 30, 2007, we had approximately $9.9 million in cash and cash equivalents and $144.2 million available for borrowing under our unsecured credit facilities. Restricted cash at September 30, 2007 includes $40.1 million in tax-free exchange account funds resulting from the sale of Maryland Trade Centers I and II during the 2007 Quarter.

In March 2007, we borrowed $79.2 million on our credit facilities to purchase Monument II and 2440 M Street. In addition, we borrowed $20.0 million in the first quarter 2007 to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. During the second quarter 2007, $28.0 million was borrowed in May to fund the acquisition of the Woodholme Portfolio, $18.0 million was borrowed in June to fund the acquisition of Ashburn Farm Office Park, and $16.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs. During the third quarter 2007, $15.0 million was borrowed in August to fund the acquisition of CentreMed and $18.0 million was borrowed to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

In January 2007, $146.0 million of gross borrowing was repaid with proceeds from the senior convertible notes offering. In June 2007 $57.7 million of gross borrowing was repaid with proceeds from the equity offering.

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

As we review the results of the first nine months and anticipate the business activity for the remainder of 2007, we expect to complete the year with significant capital requirements revised from previous estimates. Therefore, for the twelve months ended December 31, 2007, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $44.0 million to invest in our existing portfolio of operating assets, including approximately $14.0 million to fund tenant-related capital requirements;

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

•	Approximately $72.0 million to invest in our development projects;

•	Approximately $280.0 million to fund our expected property acquisitions;

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at September 30, 2007 is summarized as follows (in thousands):

Fixed rate mortgages	$253,500
Unsecured credit facilities	128,500
Unsecured notes payable	880,000

Total debt	$1,262,000

The $253.5 million in fixed rate mortgages, which includes $2.6 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.8% at September 30, 2007 and had a weighted average maturity of 5.3 years.

Our primary external source of liquidity is our two revolving credit facilities. At September 30, 2007 we had availability to borrow an additional $144.2 million under these lines which can be expanded for an additional $325.0 million in capacity. The lines bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. Credit Facility No. 2 is a four-year $200.0 million unsecured credit facility that expires in November 2010.

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

On June 6, 2006, we issued $100.0 million of 5.95% unsecured notes due June 15, 2011 at 99.951% of par, resulting in an effective interest rate of 5.96%. Our total proceeds, net of underwriting fees, were $99.4 million. We used the proceeds of these notes to repay borrowings on one of our lines of credit.

On July 26, 2006 we issued an additional $50.0 million of the series of 5.95% unsecured notes due June 15, 2011 at 100.13% of par, resulting in an effective yield of 5.92%. Our total proceeds, net of underwriting fees, were $50.2 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

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

SEPTEMBER 30, 2007

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

$880,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2006 10-K, all of which were met as of September 30, 2007.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. As of September 30, 2007 we were in compliance with all of our unsecured note covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common dividends	$19,809	$18,566	$58,211	$54,106
Minority interest distributions	35	34	103	101

	$19,844	$18,600	$58,314	$54,207

Dividends paid for the 2007 Quarter and Period increased as a result of a dividend rate increase from $0.4125 per share in June 2006 to $0.4225 per share in June 2007 and the addition of 1.6 million shares from the equity offering in June 2007 and 2.745 million shares from the equity offering in June 2006.

Acquisitions and Development

As of September 30, 2007 we had acquired seven properties and land for development:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical office	125,000	29,000
June 1, 2007	Woodholme Center	Office	73,000	20,000
June 1, 2007	Ashburn Farm Office Park	Medical office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical Office	52,000	15,300
August 30, 2007	4661 Kenmore Ave	Development	Land only	3,750

		Total 2007 Period	797,000	$245,750

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

As of September 30, 2006 we had acquired fourteen properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 14, 2006	Hampton Overlook	Industrial	134,000	$10,040
February 14, 2006	Hampton South	Industrial	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 19, 2006	15001 Shady Grove Road	Medical Office	51,000	21,000
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,085
May 16, 2006	Montrose Shopping Center	Retail	145,000	33,165
May 26, 2006	9950 Business Parkway	Industrial	101,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700
July 12,2006	15005 Shady Grove Road	Medical Office	52,000	22,500
August 11, 2006	6565 Arlington Blvd.	Office	140,000	30,000
August 25, 2006	West Gude Drive	Office	290,000	57,000
August 25, 2006	The Ridges	Office	104,000	25,000
August 25, 2006	The Crescent	Office	49,000	12,000

		Total 2006 Period	1,500,000	$302,950

The industrial acquisition in 2007 was financed with the proceeds from our convertible debt offering in January 2007. The first general purpose office acquisition in 2007 was funded with proceeds from our convertible debt offering in January 2007 and borrowing on our line of credit, Credit Facility No. 2. The medical office acquisition in March 2007 was funded with borrowings on our line of credit, Credit Facility No. 2. The three acquisitions in June 2007 were funded with borrowings on our lines of credit. The medical office acquisition in August 2007 was financed with borrowings on our lines of credit. Gross borrowings of $57.7 million were repaid with proceeds from the June 2007 equity offering. In August 2007, CentreMed was acquired through a partial reverse tax deferred exchange from the sale of Maryland Trade Centers I and II.

As of September 30, 2007, we had funded $166.7 million, in development and land costs, on three major development projects — Bennett Park, The Clayborne Apartments and Dulles Station. During the 2007 Quarter, Bennett Park mid-rise was placed in service; the property was 70% leased at quarter-end. Investment during the third quarter of 2007 on these projects totaled $18.9 million compared to $19.9 million for those properties, and the redevelopment of the Shoppes at Foxchase, in the third quarter of 2006. Investment during the 2007 Period on these projects totaled $53.3 million compared to $42.9 million for those properties, and the redevelopment of the Shoppes at Foxchase, in the 2006 Period.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Nine Months Ended September 30,
	2007	2006	Change
Cash provided by operating activities	$87.3	$69.6	$17.7
Cash used in investing activities	$(288.8)	$(298.2)	$9.4
Cash provided by financing activities	$202.7	$235.4	$(32.7)

Operations generated $87.3 million of net cash in the 2007 Period compared to $69.6 million of net cash generated during the comparable period in 2006. The increase in cash flow was due primarily to additional income from assets acquired in 2007 and 2006. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $288.8 million in the 2007 Period compared to $298.2 million in the 2006 Period. This was due primarily to our 2007 Period and 2006 Period acquisitions offset somewhat by the proceeds from the sale of Maryland Trade Centers I and II in the 2007 Period. There were also expenditures on Bennett Park, The Clayborne Apartments and Dulles Station, our development projects, of $53.3 million in the 2007 Period which was $10.4 million more than the first 2006 Period.

Our financing activities provided net cash of $202.7 million in the 2007 Period compared to $235.4 million provided in the 2006 Period. This difference was due primarily to proceeds from our debt offering in the 2007 Period of $150.8 million and proceeds from

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

(UNAUDITED)

our equity offering of $57.8 million in the 2007 Period, compared to proceeds from our equity offering in the 2006 Period of $90.9 million and proceeds from our debt offering in the 2006 Period of $255.8 million. In addition, net borrowings on our lines of credit increased $63.5 million in the 2007 Period compared to the 2006 Period. In the 2006 period we repaid in full $50.0 million of the unsecured note payable.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings to fixed charges	1.4x	1.6x	1.4x	1.7x
Debt service coverage	2.6x	2.8x	2.6x	2.8x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$34,390	$10,230	$53,439	$28,581
Adjustments:
Other income from life insurance proceeds	—	—	(1,303)	—
Depreciation and amortization	18,285	13,588	51,543	37,546
Discontinued operation gain on sale	(25,022)	—	(25,022)	—
Discontinued operations depreciation & amortization	—	550	397	1,551

FFO as defined by NAREIT	$27,653	$24,368	$79,054	$67,678

WASHINGTON REAL ESTATE INVESTMENT TRUST

SEPTEMBER 30, 2007

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2006 Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

12.	Computation of Ratios(26)

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications
	(a)	Certification – Chief Executive Officer
	(b)	Certification – Executive Vice President
	(c)	Certification – Chief Financial Officer

32.	Sarbanes-Oxley Act of 2002 section 906 Certification
	(a)	Written Statement of Chief Executive Officer,
Executive Vice President and Chief Financial Officer(24)

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

Date November 9, 2007