Form 10-K
period 2007-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2008-02-29
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 26, 2008 46,684,238 Shares of Beneficial Interest were outstanding. As of June 29, 2007, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,587,264,092 (based on the closing price of the stock on June 29, 2007).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2007 FORM 10-K ANNUAL REPORT

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

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale were reinvested in replacement properties. We did not dispose of any of our properties in 2006. In 2005, $33.5 million of the gains from property disposals were reinvested in replacement properties and approximately $3.5 million of the gains were distributed to shareholders. We distributed all of our 2007, 2006, and 2005 ordinary taxable income to our shareholders. No provision for income taxes was necessary in 2007, 2006, or 2005. Over the last five years, dividends paid per share have been $1.68 for 2007, $1.64 for 2006, $1.60 for 2005, $1.55 for 2004, and $1.47 for 2003.

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

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 49.

The Greater Washington Metro Area Economy

Economic conditions in the greater Washington metro region were strong in 2007. The region experienced positive job growth, an increase in gross regional product, higher retail sales, and had the lowest unemployment rate in the nation. The metro Washington region added 44,500 new jobs in 2007, in line with the long-term average of 45,000. The professional and business services, retail trade, and leisure and hospitality sectors led job growth in the region. In 2006, professional and business services, education and health services, and retail trade were the sectors that led growth. According to the Center for Regional Analysis (“CRA”) at George Mason University, the Washington area’s gross regional product (GRP) in 2007 is estimated to have increased 3.3% compared to 2006. Approximately one-third of the area’s GRP was generated by the Federal government. In 2007, retail sales in the Washington metro area increased 3.8%. The region’s unemployment rate was 3.1% at October 2007, slightly up compared to 2006 but remains the lowest rate among all of the nation’s largest metro areas and well below the national average of 4.7%. The Washington metro region is currently the 8th largest metropolitan statistical area in the United States.

The outlook for 2008 is positive, but growth will be modest compared to past years. The Washington Leading Index, which forecasts area economic performance over the next 12 months, was 108.6, as of September 2007, which is 180 bps below the long term average. Gross regional product for the Washington metro region is forecasted to increase by 2.9% in 2008 and 3.3% in 2009. Job growth in the region is forecasted to rise in 2008 and 2009, adding 47,400 and 49,000 new jobs, respectively, compared to the long-term 15-year average of 45,000.

Greater Washington Metro Region Real Estate Markets

Despite softening conditions, the greater Washington metro region remains one of the top performing markets in the nation. According to the Association of Foreign Investors in Real Estate (AFIRE), Washington, DC is tied with London for second place in the Top 5 Global Cities for Real Estate Investment – 2007. The area’s robust economy has translated into stronger relative real estate market performance in each of our sectors, compared to other national metropolitan regions as reported by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property types including office, industrial, retail and apartments:

Office and Medical Office Sectors

•	Rents increased 2.2% in 2007 in the region, and rents are expected to stabilize in 2008.

•	Vacancy was 9.1% at year-end 2007, up from 8.5% one year ago and up from 7.9% at year-end 2005.

•	The region has the fifth lowest vacancy rate of large metro areas in the United States.

•	The overall vacancy rate is projected to increase to 11.3% over the next year.

•	Net absorption totaled 5.4 million square feet, down from 6.8 million square feet in 2006.

•	Of the 20.6 million square feet of office space under construction at year-end 2007, 28% is pre-leased.

Multifamily Sector

•	Rents for investment grade apartments increased 1.8% in the greater Washington metro region during 2007.

•	Rents are expected to increase in the region, but by less than the long-term average of 4.4% per annum.

Grocery-Anchored Retail Centers Sector

•	Sales volume for food retailers in the greater Washington metro area increased 1.8% in 2007.

•	Vacancy rates were 2.3% at year-end 2007 – no change from 2.3% in 2006.

•	Rental rates at grocery-anchored centers increased 3.9% in the region in 2007.

Industrial/Flex Sector

•	Rental rates for the industrial sector increased 2.8% in the greater Washington region in 2007.

•	Overall vacancy was 9.5% at year-end 2007, down from 9.8% one year ago.

•	Net absorption was 6.6 million square feet, compared to 4.3 million square feet in 2006 and above the long-term average of 5.4 million square feet.

•	Of the 6.4 million square feet of industrial space under construction at year-end, 24% is pre-leased, compared to 21% of space under construction that was pre-leased one year ago.

WRIT PORTFOLIO

As of December 31, 2007, we owned a diversified portfolio of 89 properties consisting of 25 office properties, 17 medical office properties, 14 retail centers, 10 multifamily properties, 23 industrial/flex properties and land held for development. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease, and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2007, 2006 and 2005 and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2007 were as follows:

Percent Leased*		Real Estate Rental Revenue*
December 31, 2007		2007	2006	2005
97%	Office buildings	40%	38%	39%
98%	Medical office buildings	15	12	10
98%	Retail centers	16	18	18
87%	Multifamily	13	15	17
96%	Industrial	16	17	16

		100%	100%	100%

*	Data excludes discontinued operations.

On a combined basis, our portfolio was 97% leased at December 31, 2007, 95% leased at December 31, 2006 and 94% leased at December 31, 2005.

Total rental revenue from continuing operations was $255.7 million for 2007, $208.7 million for 2006 and $180.3 million for 2005. During the three year period ended December 31, 2007, we acquired seven office buildings, ten medical office buildings, three retail centers and six industrial properties. During that same time frame, we sold five office buildings and one industrial center. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total revenue reflected above.

No single tenant accounted for more than 3.6% of revenue in 2007, 3.7% of revenue in 2006, and 3.5% of revenue in 2005. All Federal government tenants in the aggregate accounted for approximately 2.2% of our 2007 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, Secret Service, Federal Aviation Administration, NASA and the National Institutes of Health. WRIT’s larger non-federal government tenants include the World Bank, Sunrise Senior Living, Inc., Sun Microsystems, INOVA Health Systems, URS Corporation, George Washington University, United Communications Group, Westat and Lafarge North America, Inc.

We expect to continue investing in additional income producing properties. We only invest in properties which we believe will increase in income and value. Our properties compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

We are engaged in ground-up development in order to further strengthen our portfolio with long-term growth prospects. This year we continued construction on three ground-up development projects. The first is Bennett Park, a 224-unit multifamily property located in Arlington, VA. The majority of units at Bennett Park were delivered at the end of 2007. The second is The Clayborne Apartments, a 74-unit multifamily property located in Alexandria, VA. WRIT began delivering units at The Clayborne Apartments in February 2008. The third is Dulles Station, a Class A office property located in Herndon, VA. Dulles Station is entitled for two office buildings totaling 540,000 square feet. The first 180,000 square foot office building was completed in the third quarter 2007 and construction of the 360,000 square foot second building is being evaluated and is dependent on market conditions.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2007, 2006, and 2005 are discussed under the heading “Capital Improvements.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 21, 2008, we had 305 employees including 214 persons engaged in property management functions and 91 persons engaged in corporate, financial, leasing, asset management and other functions.

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

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington Real Estate Investment Trust as our “shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 49.

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

Our economic performance and the value of our real estate assets are subject to the risk that if our office, medical office, industrial, multifamily and retail properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, medical office, industrial, multi-family or retail properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	weather conditions;

•	consumer confidence, unemployment rates, and consumer tastes and preferences;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war may result in uninsured or underinsured losses;

•

significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	the economic health of our tenants and the ability to collect rents.

We are dependent upon the economic climate of the Washington metropolitan region.

All of our properties are located in the Washington metropolitan region, which exposes us to a greater amount of risk than if we were geographically diverse. General economic conditions and local real estate conditions in our geographic region may be dependent upon one or more industries, thus a downturn in one of the industries may have a particularly strong effect. In particular, economic conditions in our market are directly affected by Federal government spending in the region. In the event of reduced Federal spending or negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to make distributions to our shareholders.

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

•

even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may have findings that are unacceptable;

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

The ground-up development of Bennett Park, The Clayborne Apartments, and Dulles Station, as opposed to renovation and redevelopment of an existing property, is a relatively new activity for WRIT. Developing properties, in addition to the risks historically associated with our business, presents a number of new and additional risks for us, including risks that:

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

From 2008 through 2012, leases on our commercial properties will expire on a total of approximately 68% of our leased square footage as of December 31, 2007, with leases on approximately 13% of our leased square footage expiring in 2008, 14% in 2009, 17% in 2010, 13% in 2011 and 11% in 2012. We derive substantially all of our income from rent received from tenants. Also, if our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2007, 2006 and 2005, the residential tenant retention rate was 67%, 68% and 57%, respectively.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2009. There are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations.

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

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, Federal and historical documents, but do not always involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for mold, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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

We rely on borrowings under our credit facilities and offerings of debt securities to finance acquisitions and development activities and for working capital. The commercial real estate debt markets are currently experiencing volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage backed securities in the market. The volatility has resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. As a result, we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facilities or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

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

As with any public company, a number of factors may adversely influence the public market price of our common shares, most of which are beyond our control. These factors include:

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

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2007, which consisted of 89 properties.

As of December 31, 2007, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

SCHEDULE OF PROPERTIES
Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/07
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	100%
51 Monroe Street	Rockville, MD	1979	1975	210,000	97%
515 King Street	Alexandria, VA	1992	1966	76,000	95%
The Lexington Building	Rockville, MD	1993	1970	46,000	100%
The Saratoga Building	Rockville, MD	1993	1977	58,000	100%
Brandywine Center	Rockville, MD	1993	1969	35,000	94%
6110 Executive Boulevard	Rockville, MD	1995	1971	198,000	96%
1220 19th Street	Washington, D.C.	1995	1976	102,000	100%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	100%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	523,000	94%
600 Jefferson Plaza	Rockville, MD	1999	1985	112,000	96%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	100%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	100%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	99%
Courthouse Square	Alexandria, VA	2000	1979	113,000	100%
One Central Plaza	Rockville, MD	2001	1974	267,000	93%
The Atrium Building	Rockville, MD	2002	1980	80,000	98%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
Albemarle Point	Chantilly, VA	2005	2001	89,000	95%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	140,000	93%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	289,000	95%
The Ridges	Gaithersburg, MD	2006	1990	104,000	100%
Monument II	Herndon, VA	2007	2000	205,000	97%
Woodholme Center	Pikesville, MD	2007	1989	73,000	95%
2000 M Street	Washington, D.C.	2007	1971	227,000	100%

Subtotal				3,705,000	97%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	98%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	97%
Alexandria Professional Center	Alexandria, VA	2006	1968	113,000	99%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	100%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	100%
15005 Shady Grove Road	Rockville, MD	2006	2002	52,000	100%
The Crescent	Gaithersburg, MD	2006	1989	49,000	66%
2440 M Street	Washington, D.C.	2007	1986/2006	110,000	95%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996	125,000	97%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002	75,000	100%
CentreMed I & II	Centreville, VA	2007	1998	52,000	100%

Subtotal				1,235,000	98%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	151,000	100%
Concord Centre	Springfield, VA	1973	1960	76,000	100%
Wheaton Park	Wheaton, MD	1977	1967	72,000	100%
Bradlee	Alexandria, VA	1984	1955	168,000	97%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	98%
Shoppes of Foxchase[1]	Alexandria, VA	1994	1960	134,000	89%
Frederick County Square	Frederick, MD	1995	1973	227,000	98%

SCHEDULE OF PROPERTIES (continued)
Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/07
Retail Centers (continued)
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959	44,000	95%
Centre at Hagerstown	Hagerstown, MD	2002	2000	332,000	100%
Frederick Crossing	Frederick, MD	2005	1999/2003	295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972	82,000	95%
Montrose Shopping Center	Rockville, MD	2006	1970	143,000	96%

Subtotal				2,022,000	98%

Multifamily Buildings / # units
3801 Connecticut Avenue / 307	Washington, D.C.	1963	1951	179,000	96%
Roosevelt Towers / 191	Falls Church, VA	1965	1964	170,000	87%
Country Club Towers / 227	Arlington, VA	1969	1965	163,000	94%
Park Adams / 200	Arlington, VA	1969	1959	173,000	94%
Munson Hill Towers / 279	Falls Church, VA	1970	1963	259,000	94%
The Ashby at McLean / 253	McLean, VA	1996	1982	252,000	93%
Walker House Apartments / 212	Gaithersburg, MD	1996	1971/2003[2]	159,000	97%
Bethesda Hill Apartments / 195	Bethesda, MD	1997	1986	226,000	89%
Avondale / 237	Laurel, MD	1999	1987	170,000	90%
Bennett Park / 211	Arlington, VA	2007	2007	268,000	24%

Subtotal (2,312 units)				2,019,000	87%

Industrial/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980	104,000	100%
Charleston Business Center	Rockville, MD	1993	1973	85,000	95%
Tech 100 Industrial Park	Elkridge, MD	1995	1990	166,000	97%
Crossroads Distribution Center	Elkridge, MD	1995	1987	85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982	87,000	100%
The Earhart Building	Chantilly, VA	1996	1987	92,000	86%
Ammendale Technology Park I	Beltsville, MD	1997	1985	167,000	91%
Ammendale Technology Park II	Beltsville, MD	1997	1986	107,000	91%
Pickett Industrial Park	Alexandria, VA	1997	1973	246,000	94%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991	787,000	97%
8900 Telegraph Road	Lorton, VA	1998	1985	32,000	100%
Dulles South IV	Chantilly, VA	1999	1988	83,000	100%
Sully Square	Chantilly, VA	1999	1986	95,000	74%
Amvax	Beltsville, MD	1999	1986	31,000	100%
Sullyfield Center	Chantilly, VA	2001	1985	244,000	84%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	97%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004/2005	1999-2005	324,000	96%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	207,000	100%
Hampton Overlook	Capital Heights, MD	2006	1989	134,000	96%
Hampton South	Capital Heights, MD	2006	1989/2005	168,000	100%
9950 Business Parkway	Lanham, MD	2006	2005	102,000	100%
270 Technology Park	Frederick, MD	2007	1986-1987	157,000	87%

Subtotal				3,781,000	95%

TOTAL				12,762,000

[1]	Development on approximately 60,000 square feet of the center was completed in December 2006.

[2]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 48,500 shareholders.

The high and low sales price for our shares for 2007 and 2006, by quarter, and the amount of dividends we paid per share are as follows:

Quarter	Dividends Per Share	Quarterly Share Price Range
		High	Low
2007
Fourth	$.4225	$35.81	$29.57
Third	$.4225	$35.12	$28.97
Second	$.4225	$39.43	$33.17
First	$.4125	$43.33	$36.50
2006
Fourth	$.4125	$43.40	$38.36
Third	$.4125	$41.89	$35.90
Second	$.4125	$39.17	$33.70
First	$.4025	$36.61	$30.06

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

ITEM 6.	SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Real estate rental revenue	$255,655	$208,741	$180,255	$162,631	$143,085
Income from continuing operations	$32,139	$35,620	$37,390	$38,061	$36,317
Discontinued Operations:
Income from operations of properties sold or held for sale	$4,720	$3,041	$3,237	$6,474	$8,570
Gain on property disposed	$25,022	—	$37,011	$1,029	—
Net income	$61,881	$38,661	$77,638	$45,564	$44,887
Income per share from continuing operations—diluted	$0.70	$0.81	$0.89	$0.91	$0.92
Earnings per share—diluted	$1.34	$0.88	$1.84	$1.09	$1.13
Total assets	$1,898,326	$1,531,265	$1,139,159	$1,012,393	$928,089
Lines of credit payable	$192,500	$61,000	$24,000	$117,000	—
Mortgage notes payable	$252,484	$229,240	$161,631	$164,942	$133,406
Notes payable	$879,123	$728,255	$518,600	$319,597	$374,493
Shareholders’ equity	$486,544	$441,931	$380,305	$366,009	$378,748
Cash dividends paid	$78,050	$72,681	$67,322	$64,836	$58,605
Cash dividends declared and paid per share	$1.68	$1.64	$1.60	$1.55	$1.47

*	See footnote 3 which indicates the Company’s acquisitions and dispositions as such activity impacts the comparability of the information year to year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2007, we owned a diversified portfolio of 89 properties, consisting of 14 retail centers, 25 office properties, 17 medical office properties, 23 industrial/flex properties, 10 multifamily properties encompassing in the aggregate 12.8 million net rentable square feet, and land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•

Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses excluding depreciation and general and administrative. It is a supplemental measure to Net Income.

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

During 2007, we continued our fundamental strategy of investing in diversified property types in the greater Washington metro region. The area’s economy continues to expand and overall economic conditions in the region remain healthy. The unemployment rate for the Washington metro area is 3.1%, compared to 4.7% nationally, as of October 2007. Job growth increased 1.4%, compared to 1.2% nationally. Professional and business services, retail trade, and leisure and hospitality sectors led job growth in the metro area in 2007. The Washington metro area economy is forecasted to expand at a modest pace in 2008, adding 47,400 new payroll jobs, according to Delta Associates and economist Dr. Steven Fuller of George Mason University.

Overall occupancies, as well as our results in 2007, were primarily impacted by acquisitions and dispositions and the performance of our core portfolio. In 2007 and 2006, we completed acquisitions and dispositions totaling, $622.3 million and $58.0 million, respectively. The performance of our core portfolio, consisting of properties owned for the entirety of 2007 and the same time period in 2006, improved compared to 2006.

The performance of our five operating segments generally reflected market conditions in our region:

•

The regional office market expanded at a modest pace during 2007. The Washington metro region has the fifth lowest overall vacancy rate in the United States at 9.1%. Vacancy in the submarkets was 10.3% for Northern Virginia, 10.6% for Suburban Maryland, and 6.4% in the District of Columbia. Net

absorption was below average in all submarkets; however, the pipeline increased to 20.6 million SF from 16.8 million SF in the prior year. Our office portfolio was 96.7% leased at year-end 2007, an increase from 93.3% leased in the prior year. By submarket, our office portfolio was 96.0% leased in Northern Virginia, 95.8% leased in Suburban Maryland, and 100% leased in the District of Columbia.

•

The medical office market in the region is very healthy. Demand for medical services continues to increase, especially with the aging baby boomer population. Our medical office portfolio was 97.5% leased as of year-end 2007.

•

The region’s retail market continued its strong performance in 2007. Vacancy in the region for grocery-anchored shopping centers was 2.3%, compared to the long-term average of 3.3%. Arlington County, District of Columbia, and Montgomery County submarkets performed the strongest with vacancy below 2.0%; 9 of WRIT’s 14 retail properties are located in these top performing submarkets. Rental rates in the region increased 3.9% in 2007. Our retail portfolio was 97.6% leased at year-end 2007.

•

The multifamily sector grew at a modest pace in 2007. Demand for apartments remains high with the area’s low unemployment rate, new payroll jobs, and a transient workforce. Vacancy in the Washington metro region for investment grade apartments was 3.7% at year-end. Our multifamily portfolio was 87% leased at year-end 2007.

•

The industrial market has improved since last year and is on solid footing. Rents have increased 2.8% and vacancy decreased to 9.5%, compared to 9.8% one year ago. Net absorption increased to 6.6 million SF, compared to 4.3 million SF in 2006. Our industrial portfolio experienced positive rental rate growth and was 95.1% leased at year-end 2007.

During 2007, we completed the development of Dulles Station Phase One and delivered the majority of units at Bennett Park. Subsequent to the year-end, we began delivering units at The Clayborne Apartments. Dulles Station Phase One is a Class A office property located in Herndon, VA. Bennett Park is a Class A high-rise and mid-rise apartment community with retail space located in Arlington, VA. The Clayborne Apartments is a Class A apartment building with retail space located in Alexandria, VA.

Significant transactions during the two years ended December 31, 2007 are summarized below:

2007

•

The acquisition of three office properties for $169.9 million adding approximately 505,000 square feet which were 98.0% leased at the end of 2007, four medical office properties for $119.1 million adding approximately 362,000 square feet which were 97.5% leased at the end of 2007, one industrial/flex property for $26.5 million adding approximately 157,000 square feet which was 87.3% leased at the end of 2007, and land held for development funded by issuing operating partnership units in a consolidated subsidiary of WRIT.

•	The disposition of two office buildings for a contract sales price of $58.0 million and a gain on sale of $25.0 million.

•	The issuance of $150.0 million of 3.875% convertible senior unsecured notes due 2026, raising $146.0 million, net.

•	The completion of a public offering of 1,600,000 shares of beneficial interest priced at $37.00 per share raising $57.8 million, net.

•	The opening of a new unsecured revolving credit facility with a committed capacity of $75.0 million and a maturity date of June 29, 2011.

•	The completion of modification to our bond covenants from a restrictive total assets definition to a market based asset definition.

•	The investment of $66.5 million in our development projects.

•	The execution of new leases for 1,765,000 square feet of commercial space.

2006

•

The acquisition of six medical office properties for $105.9 million, adding approximately 336,000 square feet of rentable space, 98.3% leased at the end of 2006; three office properties for $112.0 million adding approximately 533,000 square feet of rentable space, 92.6% leased at the end of 2006; three industrial/flex properties for $34.8 million, adding approximately 404,000 square feet of rentable space, 82.3% leased at the end of 2006; and two retail centers, for $50.3 million, adding approximately 225,000 square feet of rentable space, 70.8% leased as of the end of 2006.

•	The completion of a public offering of 2,745,000 shares of beneficial interest priced at $34.40 per share raising $90.9 million, net.

•	The issuance of $100.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.961% raising $99.4 million, net.

•	The issuance of $50.0 million of 5.95% senior unsecured notes due June 15, 2011 at an effective yield of 5.917% raising $50.2 million, net.

•

The issuance of $100 million in convertible senior notes with a coupon of 3.875%, raising $97.0 million, net and the issuance of an additional $10.0 million of the convertible senior notes upon the exercise of the underwriter’s over-allotment option, raising an additional $9.7 million, net.

•	The opening of a new, unsecured revolving credit facility of $200.0 million. This facility replaces Credit Facility No. 3. The new Credit Facility matures on November 2, 2010.

•	The investment of $68.6 million in the major development and redevelopment of several properties.

•	The execution of new leases for 1,611,000 square feet of commercial space.

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

Tax returns filed for the 2004 through 2007 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SAFS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore do not expect adoption of this statement to have a material impact on our financial statements upon adoption. However, this statement will require us to provide expanded disclosures of our valuation techniques.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any assets or liabilities, and therefore do not expect adoption of the statement to have a material impact on our financial statements upon adoption.

The FASB has released an exposure draft of FASB Staff Position APB 14-a (the proposed FSP) for comment. This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. If issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt. The proposed FSP would require bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. In a November 26, 2007 update to its website, the FASB announced it is expected to begin its redeliberations of the guidance in that proposed FSP in January 2008. Final guidance will not be issued until at least the first quarter of 2008, and we are therefore unsure of the final effective date. We believe that adoption of the proposed FSP could have a significant impact on our financial statements if adopted in its current form due to our convertible debt outstanding, but have not quantified the impact because it is uncertain what the final FSP will require.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision of SFAS No. 141. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs, and delays when restructuring related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008, and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of the revised SFAS on its financial statements.

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

The amounts used to calculate Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of December 31, 2007 or December 31, 2006.

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

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations, development or land held for future development, when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during the three-year period ended December 31, 2007.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. We have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In September 2007 Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale were reinvested in replacement properties. We distributed 100% of our 2007 and 2006 ordinary taxable income to shareholders. $33.5 million of the gain from property disposed in 2005 was reinvested in replacement properties. Approximately $3.5 million of the gain from disposed property in 2005 was distributed to shareholders. No provision for income taxes was necessary during the three year period ended December 31, 2007.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. A total of nine properties and land for development were acquired during 2007, fourteen properties were acquired during 2006 and four properties were acquired in 2005. Two properties were sold and two properties classified as held for sale in 2007 and are classified as discontinued operations for the 2007, 2006 and 2005 Periods. There were no properties sold or classified as held for sale in 2006. Four properties were sold in 2005 and are classified as discontinued operations for the 2005 Period.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real Estate Rental Revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	2007	2006	2005	2007 vs 2006	% Change	2006 vs 2005	% Change
Minimum base rent	$225,736	$186,710	$161,232	$39,026	20.9%	$25,478	15.8%
Recoveries from tenants	25,782	18,088	14,638	7,694	42.5%	3,450	23.6%
Parking and other tenant charges	4,137	3,943	4,385	194	4.9%	(442)	(10.1%)

	$255,655	$208,741	$180,255	$46,914	22.5%	$28,486	15.8%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking and termination fees and percentage rents.

Minimum base rent increased $39.0 million (20.9%) in 2007 as compared to 2006 and $25.5 million (15.8%) in 2006 as compared to 2005. The increase in minimum base rent in 2007 was due primarily to additional rent from properties acquired in 2007 and 2006 ($31.6 million), combined with a $7.4 million increase in minimum base rent from core properties due to increased occupancy in the office and industrial sectors and rental rate increases in all sectors. The increase in minimum base rent in 2006 was due primarily to additional rent from properties acquired in 2005 and 2006 ($18.1 million), combined with a $7.4 million increase in minimum base rent from core properties due to rental rate increases in the office, multifamily, industrial and retail sectors and lower vacancies in the office sector.

A summary of economic occupancy for properties classified as continuing operations by sector follows:

Consolidated Economic Occupancy

Sector	2007	2006	2005	2007 vs 2006	2006 vs 2005
Office	94.7%	92.1%	89.4%	2.6%	2.7%
Medical Office	98.0%	98.9%	98.4%	(0.9%)	0.5%
Retail	95.2%	96.0%	97.6%	(0.8%)	(1.6%)
Multifamily	89.3%	92.4%	93.2%	(3.1%)	(0.8%)
Industrial	95.3%	93.7%	94.4%	1.6%	(0.7%)

Total	94.5%	93.8%	93.0%	0.7%	0.8%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy increased 70 basis points in 2007 as compared to 2006 and increased 80 basis points in 2006 as compared to 2005. Decreased vacancy in the office and industrial sectors, partially offset by higher vacancies in the medical office, retail and multifamily sectors, accounted for the increase in overall economic occupancy in 2007. Property acquisitions and decreased vacancy in the office and medical office sectors, partially offset by higher vacancies in the retail, industrial and multifamily sectors, accounted for the increase in overall economic occupancy in 2006. A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Recoveries from tenants increased $7.7 million (42.5%) in 2007 as compared to 2006 and $3.5 million (23.6%) in 2006 as compared to 2005. The increase in recoveries from tenants in 2007 was due primarily to properties acquired in 2007 and 2006 ($4.0 million) and increased recovery income from core properties ($3.7 million) due to higher operating expense, utilities, common area maintenance and real estate taxes. The increase in recoveries from tenants in 2006 was due primarily to properties acquired in 2006 and 2005 ($3.1 million) and increased recovery income from core properties ($0.4 million) due to higher operating expense, utilities, common area maintenance and real estate taxes.

Parking and other tenant charges increased $0.2 million in 2007 as compared to 2006 and decreased $0.4 million in 2006 as compared to 2005. The increase in parking and other charges in 2007 was driven by properties acquired in 2007 and 2006 due primarily to higher parking income and antenna rent. The decrease in parking and other charges for 2006 compared to 2005 was driven by core properties due primarily to higher bad debt expense and rent abatements.

Real estate operating expenses

Real estate operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2007	2006	2005	2007 vs 2006	% Change	2006 vs 2005	% Change
Property operating expenses	$57,707	$45,826	$39,448	$11,881	25.9%	$6,378	16.2%
Real estate taxes	22,207	17,399	15,080	4,808	27.6%	2,319	15.4%

	$79,914	$63,225	$54,528	$16,689	26.4%	$8,697	15.9%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses. Real estate operating expenses as a percentage of revenue were 31.3% for 2007, 30.3% for 2006 and 30.3% for 2005.

Properties acquired in 2006 and 2007 accounted for $8.1 million (68.1%) of the $11.9 million increase in 2007 property operating expenses. Core property operating expenses increased $3.8 million as a result of higher utility costs due largely to rate increases, higher repairs and maintenance costs and increased administrative expenditures. Real estate taxes increased $4.8 million due primarily to the properties acquired in 2006 and 2007, which accounted for $2.9 million (60.4%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Properties acquired in 2005 and 2006 accounted for $4.8 million (75.0%) of the $6.4 million increase in 2006 property operating expenses. Core property operating expenses increased $1.6 million as a result of higher utility costs due largely to rate increases and higher repairs and maintenance costs. Real estate taxes increased $2.3 million due primarily to the properties acquired in 2005 and 2006, which accounted for $1.8 million (78.3%) of the increase. The remainder of the increase in real estate taxes was due primarily to higher value assessments among our core properties.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2007	2006	2005	2007 vs 2006	% Change	2006 vs 2005	% Change
Depreciation and amortization	$69,775	$50,915	$44,561	$18,860	37.0%	$6,354	14.3%
Interest expense	61,906	47,265	37,193	14,641	31.0%	10,072	27.1%
General and administrative	15,099	12,622	8,005	2,477	19.6%	4,617	57.7%

	$146,780	$110,802	$89,759	$35,978	32.5%	$21,043	23.4%

Depreciation and amortization

The $18.9 million increase in depreciation and amortization expense in 2007 relative to 2006 was due substantially to acquisitions of $319.3 million and $303.0 million in 2007 and 2006, respectively.

The $6.4 million increase in depreciation and amortization expense in 2006 relative to 2005 was due substantially to acquisitions of $303.0 million and $145.1 million in 2006 and 2005, respectively.

Interest expense

Interest expense increased $14.6 million in 2007 compared to 2006 due to increased acquisition and development activity, partially offset by the refinancing of higher interest rate unsecured notes and mortgages. This activity was funded primarily by debt, including: (1) the issuance in January 2007 of $150.0 million of 3.875% senior convertible notes due August 31, 2026, in June 2006 the issuance of $100.0 million of 5.95% unsecured notes due June 15, 2011 and $50.0 million of 5.95% unsecured notes due June 15, 2011, and in September 2006 the issuance of $110.0 million of 3.875% senior convertible notes due September 15, 2026, (2) the increase in short-term borrowing on our lines of credit, and (3) the assumption of mortgages totaling $26.8 million for the acquisitions of the Woodholme Portfolio ($21.2 million) and Ashburn Farm Office Park ($5.6 million), offset somewhat by an increase in capitalized interest of $2.3 million.

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

A summary of interest expense for the years ended December 31, 2007, 2006 and 2005 appears below (in millions):

Debt Type	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Notes payable	$47.2	$36.2	$25.5	$11.0	$10.7
Mortgages	14.5	11.3	10.7	3.2	0.6
Lines of credit/short-term note payable	6.3	3.6	2.1	2.7	1.5
Capitalized interest	(6.1)	(3.8)	(1.1)	(2.3)	(2.7)

Total	$61.9	$47.3	$37.2	$14.6	$10.1

General and administrative expense

The $2.5 million increase in general and administrative expense in 2007 was due to bondholder consent fees associated with the modifications to our bond covenants, higher incentive compensation, equity compensation issued to the retiring CEO, higher trustee fees due to an increase in the value of annual equity awards and increased staff salaries primarily due to the growth in our portfolio.

The $4.6 million increase in general and administrative expense in 2006 was due to increased salary costs for the addition of the Chief Investment Officer in 2005 and subsequent severance costs associated with his departure in June, 2006 of $1.6 million, recognition of compensation expense for accelerated vesting of CEO share grants (upon the adoption of SFAS No. 123R) of $1.2 million, higher incentive compensation and staff salary increases related to the growth of our portfolio. Benefits expense also increased as a result of these staffing increases.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, support corporate needs, or distributed to our shareholders.

WRIT sold two properties and classified two properties as held for sale in 2007. The two sold properties, Maryland Trade Centers I and II, were classified as held for sale as of March 31, 2007 and sold as of September 26, 2007. They were sold for a contract sales price of $58.0 million, and WRIT recognized a gain on disposal of $25.0 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $15.3 million of the proceeds from the disposition was used to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

In November 2007 we concluded that Sullyfield Center and The Earhart Building met the criteria specified in SFAS No. 144, “accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify these properties as held for sale. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the Statements of Income.

For 2006, discontinued operations consist of the four properties classified as held for sale or sold in 2007. Discontinued operations for 2005 consist of those same properties and the four properties sold in February and September 2005.

On September 8, 2005 the Pepsi Distribution Center, an industrial property, was sold for $6.0 million resulting in a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account and subsequently used to fund a portion of the purchase price of Dulles Station I and II.

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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	2007	2006	2005
Revenues	$9,355	$10,921	$10,447
Property expenses	(3,385)	(4,045)	(3,989)
Depreciation and amortization	(1,250)	(3,255)	(2,671)
Interest expense	—	(580)	(550)

	$4,720	$3,041	$3,237

Net operations of properties sold or held for sale increased $1.7 million for 2007 compared to 2006 and decreased $0.2 million for 2006 compared to 2005. The increase from 2007 to 2006 is primarily due to the discontinuation of depreciation expense for Maryland Trade Center I & II in March 2007.

Net Operating Income

Real estate Net Operating Income (“NOI”), defined as real estate rental revenue less real estate operating expenses, is the primary performance measure we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income follows.

2007 Compared to 2006

The following tables of selected operating data provide the basis for our discussion of NOI in 2007 compared to 2006. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$203,725	$193,325	$10,400	5.4%
Non-core (1)	51,930	15,416	36,514	236.9%

Total Real Estate Rental Revenue	$255,655	$208,741	$46,914	22.5%

Real Estate Expenses
Core	$62,885	$58,140	$4,745	8.2%
Non-core (1)	17,029	5,085	11,944	234.9%

Total Real Estate Expenses	$79,914	$63,225	$16,689	26.4%

Net Operating Income
Core	$140,840	$135,185	$5,655	4.2%
Non-core (1)	34,901	10,331	24,570	237.8%

Total Net Operating Income	$175,741	$145,516	$30,225	20.8%

Reconciliation to Net Income
NOI	$175,741	$145,516
Other revenue	3,178	906
Interest expense	(61,906)	(47,265)
Depreciation and amortization	(69,775)	(50,915)
General and administrative expenses	(15,099)	(12,622)
Discontinued operations (2)	4,720	3,041
Gain on Disposal	25,022	—

Net Income	$61,881	$38,661

Economic Occupancy	2007	2006
Core	95.0%	94.3%
Non-core (1)	92.5%	87.9%

Total	94.5%	93.8%

(1)	Non-core properties include:

2007 in development—Bennett Park, Clayborne Apartments and Dulles Station

2007 acquisitions—270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed I & II and 2000 M Street

2006 acquisitions—Hampton Overlook, Hampton South, Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges, The Crescent

(2)	Discontinued operations include gain on disposals and income from operations for:

2007 held for sale—Sullyfield Center and The Earhart Building

2007 disposals—Maryland Trade Center I and II

We recognized NOI of $175.7 million in 2007, which was $30.2 million (20.8%) greater than in 2006 due largely to our acquisitions of six office properties, ten medical office properties, two retail centers and four industrial properties in 2006 and 2007, which added approximately 2.5 million square feet of net rentable space. Non core properties contributed $34.9 million in NOI in 2007 (19.9% of total NOI), a $24.6 million increase over 2006.

Core properties experienced a $5.7 million (4.2%) increase in NOI due to a $10.4 million increase in revenues offset by a $4.7 million increase in real estate expenses. Revenue was positively impacted by improvements in all lines of business due to rental rate growth across the portfolio (3.4%) and higher core occupancy in the office and industrial sectors. The increase in core expenses was driven by the office, multifamily, retail and industrial sectors, which contributed $2.2, $1.1, $0.6 and $0.6 million, respectively, in additional expense as a result of higher real estate taxes, utilities, repairs and maintenance and administrative costs.

Overall economic occupancy increased from 93.8% in 2006 to 94.5% in 2007 due to higher core occupancy in the office and industrial sectors and higher occupancy in our acquired retail and industrial properties. Core economic occupancy increased 70 basis points due to a 310 basis point increase in the office sector and a 90 basis point increase in the industrial sector offset somewhat by a 110 basis point decrease in the multifamily sector. During 2007, 79.9% of the commercial square footage expiring was renewed as compared to 77.1% in 2006 and 1,765,000 commercial square feet were leased at an average rental rate increase of 17.3%.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$80,747	$75,236	$5,511	7.3%
Non-core (1)	20,831	4,455	16,376	367.6%

Total Real Estate Rental Revenue	$101,578	$79,691	$21,887	27.5%

Real Estate Expenses
Core	$27,373	$25,136	$2,237	8.9%
Non-core (1)	7,114	1,546	5,568	360.2%

Total Real Estate Expenses	$34,487	$26,682	$7,805	29.3%

Net Operating Income
Core	$53,374	$50,100	$3,274	6.5%
Non-core (1)	13,717	2,909	10,808	371.5%

Total Net Operating Income	$67,091	$53,009	$14,082	26.6%

Economic Occupancy	2007	2006
Core	95.2%	92.1%
Non-core (1)	92.7%	92.2%

Total	94.7%	92.1%

(1)	Non-core properties include:

2007 acquisitions—Monument II, Woodholme Center and 2000 M Street

2006 acquisitions—6565 Arlington Blvd, West Gude Drive, The Ridges

The office sector recognized NOI of $67.1 million which was $14.1 million (26.6%) higher than in 2006 due primarily to the $3.3 million increase in Core NOI and the NOI from acquired properties in 2006 and 2007, which contributed $13.7 million (20.4% of total) to NOI.

Core office properties achieved a $3.3 million (6.5%) increase in NOI due to a $5.5 million increase in revenues offset somewhat by a $2.2 million increase in core real estate expenses. Core revenue was higher due to the 310 basis point increase in occupancy ($2.2 million) led by occupancy gains at 7900 Westpark, 6110 Executive Boulevard, 515 King Street, the Lexington and 1901 Pennsylvania Avenue, rental rate increases ($1.6 million) and increases in recoveries ($1.7 million). The increase in real estate expenses was due to real estate tax expense that increased due to higher value assessments for properties across several tax jurisdictions, higher utility costs driven by escalating fuel rates, consumption and energy taxes, and increased custodial costs associated with the increase in occupancy.

During 2007, 82.7% of the square footage that expired was renewed compared to 67.7% in 2006, excluding properties sold or classified as held for sale. During 2007, we executed new leases for 525,600 square feet of office space at an average rent increase of 12.1%.

Medical Office Sector

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$18,478	$18,094	$384	2.1%
Non-core (1)	20,414	6,566	13,848	210.9%

Total Real Estate Rental Revenue	$38,892	$24,660	$14,232	57.7%

Real Estate Expenses
Core	$5,018	$4,759	$259	5.4%
Non-core (1)	7,004	2,427	4,577	188.6%

Total Real Estate Expenses	$12,022	$7,186	$4,836	67.3%

Net Operating Income
Core	$13,460	$13,335	$125	0.9%
Non-core (1)	13,410	4,139	9,271	224.0%

Total Net Operating Income	$26,870	$17,474	$9,396	53.8%

Economic Occupancy	2007	2006
Core	98.8%	98.8%
Non-core (1)	97.3%	99.2%

Total	98.0%	98.9%

(1)	Non-core properties include:

2007 acquisitions—2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park, and CentreMed I & II

2006 acquisitions—Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center, 15005 Shady Grove Road and The Crescent

The medical office sector NOI increased from $17.5 million in 2006 to $26.9 million in 2007, an increase of $9.4 million or 53.8%. This was substantially due to the acquisitions made in 2006 and 2007 which contributed $13.4 million (49.9% of total) to NOI and added approximately 698,000 net rentable square feet to the portfolio.

Core medical office property NOI increased $0.1 million from 2006. Revenues for core properties were positively impacted by a 2.3% increase in rental rates. Expenses increased due to higher repair and maintenance costs.

During 2007, 50.0% of the square footage that expired was renewed compared to 87.7% in 2006. During 2007, we executed new leases for 103,200 square feet of medical office space at an average rent increase of 19.8%.

Retail Sector

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$37,066	$35,194	$1,872	5.3%
Non-core (1)	4,446	2,069	2,377	114.9%

Total Real Estate Rental Revenue	$41,512	$37,263	$4,249	11.4%

Real Estate Expenses
Core	$8,090	$7,512	$578	7.7%
Non-core (1)	831	471	360	76.4%

Total Real Estate Expenses	$8,921	$7,983	$938	11.8%

Net Operating Income
Core	$28,976	$27,682	$1,294	4.7%
Non-core (1)	3,615	1,598	2,017	126.2%

Total Net Operating Income	$32,591	$29,280	$3,311	11.3%

Economic Occupancy	2007	2006
Core	96.3%	99.2%
Non-core (1)	85.7%	59.6%

Total	95.2%	96.0%

(1)	Non-core properties include:

2006 acquisitions—Randolph and Montrose Shopping Centers

Retail sector NOI increased $3.3 million (11.3%) in 2007 due to the 2006 acquisitions which contributed $3.6 million to NOI (11.1% of the total) and a $1.3 million increase in NOI from core properties. The core revenue increase was due to rental rate growth of 5.7% driven by the completion of redevelopment at the Shoppes at Foxchase and escalating market rates at Bradlee Shopping Center.

Overall economic occupancy for the retail sector decreased 80 basis points primarily as a result of decreased occupancy at South Washington Street, the Shoppes at Foxchase and Bradlee Shopping Center. Non core occupancy increased by 2,610 basis points due to the successful leasing efforts at Montrose and Randolph shopping centers. During 2007, our retention rate was 82.1% compared to 90.8% in 2006 and we executed new leases for approximately 223,900 square feet of retail space at an average rent increase of 32.7%.

Multifamily Sector

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$34,012	$32,478	$1,534	4.7%
Non-core (1)	275	—	275	—

Total Real Estate Rental Revenue	$34,287	$32,478	$1,809	5.6%

Real Estate Expenses
Core	$14,323	$13,220	$1,103	8.3%
Non-core (1)	639	—	639	—

Total Real Estate Expenses	$14,962	$13,220	$1,742	13.2%

Net Operating Income
Core	$19,689	$19,258	$431	2.2%
Non-core (1)	(364)	—	(364)	—

Total Net Operating Income	$19,325	$19,258	$67	0.3%

Economic Occupancy	2007	2006
Core	91.3%	92.4%
Non-core (1)	24.0%	—

Total	89.3%	92.4%

(1)	Non-core properties include:

2007 development—Bennett Park and The Clayborne Apartments

Multifamily NOI was flat in 2007 as compared to 2006. The revenue increase of $1.5 million was driven by higher minimum base rent throughout the portfolio ($1.8 million) and an increase in utilities reimbursement ($0.2 million), offset somewhat by the 110 basis point decrease in occupancy ($0.5 million) compared to 2006. Real estate expenses increased $1.1 million due primarily to higher repairs and maintenance costs, higher real estate taxes, and increased operating services and supplies costs.

The non-core net operating loss of $0.4 million is due to the substantial completion of Bennett Park in the fourth quarter of 2007. The property is in its lease-up phase and had an occupancy of 24.0% at year end.

Overall economic occupancy decreased from 92.4% in 2006 to 89.3% in 2007 primarily due to the substantial completion of Bennett Park in the fourth quarter of 2007 as described in the preceding paragraph.

Industrial Sector

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$33,422	$32,323	$1,099	3.4%
Non-core (1)	5,964	2,326	3,638	156.4%

Total Real Estate Rental Revenue	$39,386	$34,649	$4,737	13.7%

Real Estate Expenses
Core	$8,081	$7,513	$568	7.6%
Non-core (1)	1,441	641	800	124.8%

Total Real Estate Expenses	$9,522	$8,154	$1,368	16.8%

Net Operating Income
Core	$25,341	$24,810	$531	2.1%
Non-core (1)	4,523	1,685	2,838	168.4%

Total Net Operating Income	$29,864	$26,495	$3,369	12.7%

Economic Occupancy	2007	2006
Core	95.4%	94.5%
Non-core (1)	95.1%	84.4%

Total	95.3%	93.7%

(1)	Non-core properties include:

2007 acquisition—270 Technology Park

2006 acquisitions— Hampton Overlook, Hampton South and 9950 Business Parkway

Industrial sector NOI increased $3.4 million (12.7%) over 2006 due to acquisitions in 2006 and 2007. These acquisitions contributed $4.5 million in NOI, 15.1% of the total NOI.

Core properties achieved a $0.5 million (2.1%) increase in NOI due to a $1.1 million increase in real estate revenues, while real estate expenses increased $0.6 million. The revenue increase was driven by a 2.8% increase in rental rates and a 90 basis point increase in occupancy.

During 2007 our retention rate from continuing operations was 83.8% compared to 79.3% in 2006 and we executed new leases for approximately 912,100 square feet of industrial space at an average rent increase of 17.0%.

2006 Compared to 2005

The following tables of selected operating data provide the basis for our discussion of NOI in 2006 compared to 2005. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$180,543	$173,278	$7,265	4.2%
Non-core (1)	28,198	6,977	21,221	304.2%

Total Real Estate Rental Revenue	$208,741	$180,255	$28,486	15.8%

Real Estate Expenses
Core	$55,144	$53,094	$2,050	3.9%
Non-core (1)	8,081	1,434	6,647	463.5%

Total Real Estate Expenses	$63,225	$54,528	$8,697	15.9%

Net Operating Income
Core	$125,399	$120,184	$5,215	4.3%
Non-core (1)	20,117	5,543	14,574	262.9%

Total Net Operating Income	$145,516	$125,727	$19,789	15.7%

Reconciliation to Net Income
NOI	$145,516	$125,727
Other revenue	906	918
Other income from property settlement	—	504
Interest expense	(47,265)	(37,193)
Depreciation and amortization	(50,915)	(44,561)
General and administrative expenses	(12,622)	(8,005)
Discontinued operations (2)	3,041	3,237
Gain on Disposal	—	37,011

Net Income	$38,661	$77,638

Economic Occupancy	2006	2005
Core	94.1%	92.9%
Non-core (1)	92.3%	97.9%

Total	93.8%	93.0%

(1)	Non-core properties include:

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

2007 held for sale—Sullyfield Center and The Earhart Building

2007 disposals—Maryland Trade Center I and II

2005 disposals—Tycon Plaza II, Tycon Plaza III, 7700 Leesburg Pike and the Pepsi Distribution Center

We recognized NOI of $145.5 million in 2006, which was $19.8 million (15.7%) greater than in 2005 due largely to our acquisitions of four office properties, six medical office properties, three retail centers and five industrial properties in 2005 and 2006, which added approximately 2,151,000 square feet of net rentable space. Acquired properties contributed $20.1 million in NOI in 2006 (13.8% of total NOI), a $14.6 million increase over 2005. Core properties experienced a $5.2 million (4.3%) increase in NOI due to a $7.3 million increase in revenues offset by a $2.1 million increase in real estate expenses. Revenue was positively impacted by improvements in all lines of business due to rental rate growth across the portfolio (3.5%) and higher core occupancy in the office, retail and medical office sectors. The increase in core expenses was driven by the office, retail and multifamily sectors, which contributed $1.3, $0.4 and $0.4 million, respectively, in additional expense as a result of higher utilities, repairs and maintenance, operating services, and real estate taxes.

Overall economic occupancy increased from 93.0% in 2005 to 93.8% in 2006 due to higher core occupancy in the office, medical office and retail sectors and higher occupancy in our acquired office and medical office properties. Core economic occupancy increased 120 basis points due to a 270 basis point increase in the office sector and a 180 basis point increase in the retail sector offset somewhat by a 70 basis point decrease in the industrial sector and an 80 basis point decrease in the multifamily sector. During 2006, 77.1% of the commercial square footage expiring from continuing operations was renewed as compared to 67.9% in 2005 and 1,611,000 commercial square feet were leased at an average rental rate increase of 12.8%.

An analysis of NOI by sector follows.

Office Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$72,991	$70,271	$2,720	3.9%
Non-core (1)	6,700	921	5,779	627.5%

Total Real Estate Rental Revenue	$79,691	$71,192	$8,499	11.9%

Real Estate Expenses
Core	$24,522	$23,261	$1,261	5.4%
Non-core (1)	2,160	262	1,898	724.4%

Total Real Estate Expenses	$26,682	$23,523	$3,159	13.4%

Net Operating Income
Core	$48,469	$47,010	$1,459	3.1%
Non-core (1)	4,540	659	3,881	588.9%

Total Net Operating Income	$53,009	$47,669	$5,340	11.2%

Economic Occupancy	2006	2005
Core	92.1%	89.4%
Non-core (1)	92.1%	89.8%

Total	92.1%	89.4%

(1)	Non-core properties include:

2006 acquisitions—6565 Arlington Blvd, West Gude Drive, The Ridges

2005 acquisitions—Albemarle Point Office Building

The office sector recognized NOI of $53.0 million which was $5.3 million (11.2%) higher than in 2005 due primarily to the $3.9 million increase in NOI from acquired properties and the $1.5 million increase in Core NOI in 2006.

Core office properties achieved a $1.5 million (3.1%) increase in NOI due to a $2.7 million increase in revenues offset somewhat by a $1.3 million increase in core real estate expenses. Core revenue was higher due to the 270 basis point increase in occupancy ($1.8 million) led by occupancy gains at 1600 Wilson Boulevard, 1700 Research Boulevard, 600 Jefferson Plaza and 7900 Westpark, and rental rate increases ($1.2 million). This increase was offset somewhat by an increase in bad debt reserves ($0.4 million) and rent abatements ($0.3 million). The increase in real estate expenses was due to higher utility costs driven by escalating fuel rates, consumption and energy taxes, real estate tax expense that increased due to higher value assessments for properties across several tax jurisdictions and increased payroll costs.

During 2006, 67.7% of the square footage that expired was renewed compared to 61.9% in 2005, excluding properties sold or classified as held for sale. During 2006, we executed new leases for 597,000 square feet of office space at an average rent increase of 9.1%.

Medical Office Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$18,094	$18,024	$70	0.4%
Non-core (1)	6,566	—	6,566	—

Total Real Estate Rental Revenue	$24,660	$18,024	$6,636	36.8%

Real Estate Expenses
Core	$4,759	$4,649	$110	2.4%
Non-core (1)	2,427	—	2,427	—

Total Real Estate Expenses	$7,186	$4,649	$2,537	54.6%

Net Operating Income
Core	$13,335	$13,375	($40)	(0.3%)
Non-core (1)	4,139	—	4,139	—

Total Net Operating Income	$17,474	$13,375	$4,099	30.6%

Economic Occupancy	2006	2005
Core	98.8%	98.4%
Non-core (1)	99.2%	—

Total	98.9%	98.4%

(1)	Non-core properties include:

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

Retail Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$30,545	$28,425	$2,120	7.5%
Non-core (1)	6,718	3,482	3,236	92.9%

Total Real Estate Rental Revenue	$37,263	$31,907	$5,356	16.8%

Real Estate Expenses
Core	$6,718	$6,296	$422	6.7%
Non-core (1)	1,265	583	682	117.0%

Total Real Estate Expenses	$7,983	$6,879	$1,104	16.1%

Net Operating Income
Core	$23,827	$22,129	$1,698	7.7%
Non-core (1)	5,453	2,899	2,554	88.1%

Total Net Operating Income	$29,280	$25,028	$4,252	17.0%

Economic Occupancy	2006	2005
Core	99.1%	97.3%
Non-core (1)	84.2%	100.0%

Total	96.0%	97.6%

(1)	Non-core properties include:

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

Multifamily Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$32,478	$30,529	$1,949	6.4%

Real Estate Expenses
Core/Total	13,220	12,815	405	3.2%

Net Operating Income

Core/Total	$19,258	$17,714	$1,544	8.7%

Economic Occupancy	2006	2005
Core/Total	92.4%	93.2%

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

Industrial Sector

	Years Ended December 31,
	2006	2005	$ Change	% Change
Real Estate Rental Revenue
Core	$26,435	$26,029	$406	1.6%
Non-core (1)	8,214	2,574	5,640	219.1%

Total Real Estate Rental Revenue	$34,649	$28,603	$6,046	21.1%

Real Estate Expenses
Core	$5,925	$6,073	($148)	(2.4%)
Non-core (1)	2,229	589	1,640	278.4%

Total Real Estate Expenses	$8,154	$6,662	$1,492	22.4%

Net Operating Income
Core	$20,510	$19,956	$554	2.8%
Non-core (1)	5,985	1,985	4,000	201.5%

Total Net Operating Income	$26,495	$21,941	$4,554	20.8%

Economic Occupancy	2006	2005
Core	93.3%	94.0%
Non-core (1)	95.2%	98.6%

Total	93.7%	94.4%

(1)	Non-core properties include:

2006 acquisitions—Hampton Overlook, Hampton South and 9950 Business Parkway

2005 acquisitions—Coleman Building and Albemarle Point Industrial Buildings

Industrial sector NOI increased $4.6 million (20.8%) over 2005 due to acquisitions in 2005 and 2006. These acquisitions contributed $6.0 million in NOI, 22.6% of the total NOI.

Core properties achieved a $0.5 million (2.8%) increase in NOI due to a $0.4 million increase in real estate revenues, while real estate expenses decreased $0.1 million. The revenue increase was driven by a 2.0% increase in rental rates offset somewhat by a 70 basis point decrease in occupancy primarily due to vacancies at Sully Square.

During 2006 our retention rate was 79.3% compared to 60.7% in 2005, excluding properties sold or classified as held for sale. During 2006, we executed new leases for approximately 770,000 square feet of industrial space at an average rent increase of 14.3%.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time; however the capital markets may not consistently be available on terms that we consider attractive.

We currently expect that our principal sources of liquidity for acquisitions, development, expansion and renovation of properties, plus operating and administrative will include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units of partnership in WRIT or its subsidiaries;

•	Proceeds from long-term secured or unsecured debt financings;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2008, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $35.1 million to invest in our existing portfolio of operating assets, including approximately $28.2 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $12.4 million to invest in our development projects;

•	Approximately $100.0-$120.0 million to fund our expected property acquisitions;

•

In the first quarter of 2008, $8.7 million was used to fund a non-recurring charge, resulting from an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”);

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general market conditions in the greater Washington metro region, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including mortgages, unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2007, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. Each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2007 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$252,484
Unsecured credit facilities	192,500
Senior unsecured notes	880,000

$1,324,984

Mortgage Debt

At December 31, 2007, our $252.5 million in fixed rate mortgages, which includes $2.5 million in unamortized premiums due to fair value adjustments, bore an effective weighted average interest rate of 5.8% and had a weighted average maturity of 5.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. We had $70.0 million outstanding and $1.4 million in letters of credit issued as of December 31, 2007, related to Credit Facility No. 1.

Credit Facility No. 2 is a four-year $200.0 million unsecured credit facility expiring in November 2010, with a one year extension option. Subsequent to the year-end, we exercised a portion of the accordion feature to increase our total borrowing capacity on the line from $200.0 million to $262.0 million. We had $122.5 million outstanding and $0.9 million in letters of credit issued as of December 31, 2007, related to Credit Facility No. 2.

Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum tangible net worth;

•	A maximum ratio of total liabilities to gross asset value, calculated using a fair market value of our assets;

•	A maximum ratio of secured indebtedness to gross asset value, calculated using a fair market value of our assets;

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges, including interest expense;

•	A minimum ratio of net operating income from our unencumbered properties to unsecured interest expense; and

•	A maximum ratio of development in progress to gross asset value, calculated using a fair market value of our assets.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity.

As of December 31, 2007, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

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

It is possible that over the near term, interest rate fluctuations could have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2008 through February 2028 (see Note 6), as follows (in thousands):

December 31, 2007 Note Principal
2008	$60,000
2009	—
2010	—
2011	150,000
2012	50,000
Thereafter	620,000

$880,000

Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

We are in compliance with our unsecured notes covenants as of December 31, 2007.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 46.7 million shares were outstanding at December 31, 2007.

In June 2007, we completed a public offering of 1.6 million common shares of beneficial interest which provided net cash of $57.8 million. We used the proceeds to repay borrowings on our lines of credit.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2007, 2006 and 2005 (in thousands).

	2007	2006	2005
Common dividends	$78,050	$72,681	$67,322
Minority interest distributions	156	134	131

	$78,206	$72,815	$67,453

Dividends paid for 2007 as compared to 2006 increased as a direct result of a dividend rate increase from $1.64 per share in 2006 to $1.68 per share in 2007 as well as the issuance of 1,600,000 shares in an equity offering in June 2007. Dividends paid for 2006 as compared to 2005 increased as a direct result of a dividend rate increase from $1.60 per share in 2005 to $1.64 per share in 2006 as well as the issuance of 2,745,000 shares in an equity offering in June 2006.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased from $86.5 million in 2006 to $115.5 million in 2007, primarily due to increases in operating income from properties acquired in 2006 and 2007 and improvement in performance at our core properties. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce the dividend payout rate.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2007, we had under development Bennett Park, Clayborne Apartments, Dulles Station and 4661 Kenmore. We are evaluating a number of potential redevelopment projects at properties such as 6565 Arlington Boulevard, Montrose and NVIP. Our total investment in Bennett Park is expected to be $83.2 million and we expect to fund $8.3 million during 2008; a construction contract worth approximately $64.1 million has been executed for this project. As of December 31, 2007, we had invested $74.9 million in Bennett Park including land and carrying costs. Our total investment in Clayborne Apartments is expected to be $36.3 million. As of December 31, 2007, we had invested $33.0 million in this project, and we expect to fund approximately $3.3 million of the total project costs during 2008. There is a $16.7 million construction contract in place for the project’s completion. Our investment in Dulles Station phase one is expected to be approximately $60.0 million. As of December 31, 2007 we had invested $43.0 million and $24.5 million on phases one and two of this project, respectively, including $26.2 million to acquire the land for both phases. We expect to fund approximately $9.0 million of the total project costs during 2008.

As of December 31, 2006, the redevelopment of the Shoppes at Foxchase was substantially complete after an investment of $11.2 million. We funded the remaining project cost of approximately $0.5 million in 2007. We anticipate funding several major renovation projects in our portfolios during 2008, as follows (in thousands):

Sector	Project Spending
Office buildings	$2,301
Medical office buildings	—
Retail centers	500
Multifamily	10,841
Industrial	1,932

Total	$15,574

These projects include common area and unit renovations at several of our multifamily properties, roof replacement projects at some of our industrial and retail properties, and restroom, garage and common area renovations at some of our office properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2007. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,835,633	$131,431	$589,832	$308,133	$806,237
Purchase obligations (2)	4,219	4,219	—	—	—
Estimated development commitments (3)	7,974	7,974		—	—
Tenant-related capital (4)	1,394	1,113	236	45	—
Building capital (5)	10,592	10,592	—	—	—
Operating leases	104	47	57	—	—

(1)	See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. Amounts include principal, interest, put option on the $60 million MOPPRs, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2008, electricity sales agreements with terms through 2008, and natural gas purchase agreements with terms through 2008.

(3)	Committed development obligations based on contracts in place as of December 31, 2007.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2007.

(5)	Committed building capital additions based on contracts in place as of December 31, 2007.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. Development commitments include executed construction and professional services contracts associated with our Bennett Park and Clayborne Apartments projects. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $24.0 million in 2008. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2008.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Cash provided by operating activities	$115.5	$86.5	$87.7	$29.0	$(1.2)
Cash used in investing activities	$(348.6)	$(334.7)	$(98.5)	$(13.9)	$(236.2)
Cash provided by financing activities	$245.9	$251.9	$10.7	$(6.0)	$241.2

Operations generated $115.5 million of net cash in 2007 compared to $86.5 million in 2006. The increase in cash flow in 2007 compared to 2006 was due primarily to properties acquired in 2006 and 2007. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $348.6 million in 2007 and $334.7 million in 2006. The change in cash flows from investing activities in 2007 was primarily due to the $294.2 million of cash invested in acquisitions, net of assumed debt, throughout the year, which was $67.7 million higher than the prior year. This was offset by net cash received of $56.3 million from the sale of Maryland Trade Center I & II.

Our financing activities provided net cash of $245.9 million in 2007 and $251.9 million in 2006. The decrease in net cash provided by financing activities in 2007 is the primarily result of the higher debt and equity offerings in 2006 and an increase in dividends paid in 2007, offset by larger borrowings on lines of credit in 2007. Net borrowings/repayments on the lines of credit provided $131.5 million in 2007, offset somewhat by payment of dividends of $78.1 million and mortgage principal payments of $11.4 million. Dividends increased in 2007 due to the issuance of 1,600,000 shares in June and an increase in the dividend rate.

CAPITAL IMPROVEMENTS AND DEVELOPMENT COSTS

Capital improvements and development costs of $107.6 million were completed in 2007, including tenant improvements. These improvements to our properties in 2006 and 2005 were $106.4 million and $48.6 million, respectively. We consider capital improvements to be accretive to revenue but not necessarily accretive to net income.

Our capital improvement and development costs for the three years ending December 31, 2007 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Accretive capital improvements:
Acquisition related	$1,954	$1,430	$918
Expansions and major renovations	10,684	18,258	11,762
Development/redevelopment	66,489	68,621	17,866
Tenant improvements	16,587	9,473	8,932

Total accretive capital improvements	95,714	97,782	39,478
Other:	11,897	8,685	9,125

Total	$107,611	$106,467	$48,603

Accretive Capital Improvements

Acquisition Related—These are capital improvements to properties acquired during the current and preceding two years which were anticipated at the time we acquired the properties. These types of improvements were made in 2007 to 6565 Arlington Boulevard, Montrose, West Gude, Ridges and Alexandria Professional Center.

Expansions and Major Renovations—Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2007 expansions and major renovations included common area and unit renovations for Bethesda Hill; common area renovations at Avondale; restroom renovations at 515 King Street and 6110 Executive Boulevard; balcony renovations at Roosevelt Towers; and elevator modernization projects at 3801 Connecticut Avenue and Country Club Towers.

Development/Re-development—Development costs represent expenditures for ground up development of new operating properties. Re-development costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of Bennett Park and Clayborne. In 2006 and 2007 these costs also include expenditures associated with Dulles Station. Completion of Bennett Park, our residential project under development in Arlington, VA, occurred in the third quarter 2007 for the mid-rise building and fourth quarter 2007 for the high-rise building. Completion of Clayborne Apartments, our residential project under construction in Alexandria, VA, is expected in the first quarter 2008. Completion of Phase I of Dulles Station, our 540,000 square foot office project in Herndon, VA, of which Phase I represents 180,000 square feet, occurred in the third quarter of 2007, however completion of tenant improvements is pending lease up of the space. Additionally in 2007, we acquired land for future development of medical office space at 4661 Kenmore in Alexandria, VA. Development spending in 2007 includes pre-development activities related to this project. Re-development costs in each of the years presented were incurred for the Shoppes of Foxchase, which was substantially completed in 2006. In 2005, re-development costs included expenditures for the completion of the Food Lion grocery store at Westminster.

Tenant Improvements—Tenant Improvements are costs, such as space build-out, associated with commercial lease transactions. Our average Tenant Improvement Costs per square foot of space leased were as follows during the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
Office Buildings*	$13.68	$12.95	$9.32
Medical Office Buildings	$13.95	$17.78	$7.65
Retail Centers	$1.84	$0.05	$0.85
Industrial/Flex Properties*	$2.64	$1.91	$1.66

*	Excludes properties sold or classified as held for sale.

The $0.73 increase in tenant improvement costs per square foot of space leased for office buildings in 2007 was primarily due to leases executed at 6110 Executive Boulevard and 30 West Gude requiring $1.3 million and $0.7 million, respectively, in tenant improvements, including $1.1 million and $0.4 million, respectively, for a single tenant. The $3.63 increase in tenant improvement costs per square foot of space leased for office buildings in 2006 as compared to 2005 was primarily due to leases executed at 7900 Westpark requiring $2.7 million in tenant improvements, including $1.5 million for a single tenant.

The $3.83 decrease in tenant improvement costs per square foot of space leased for medical office buildings in 2007 was primarily due to leases executed in 2006 at 15001 Shady Grove and Woodburn I requiring $1.8 million in tenant improvements, primarily to a single tenant. These leases drove the $10.13 increase in tenant improvement costs per square foot of space leased for medical office buildings in 2006 over 2005.

The $1.79 increase in tenant improvement costs per square foot of retail space leased in 2007 was primarily due to leases executed at Montrose Center, The Shoppes of Foxchase and South Washington Street requiring $0.3 million in combined tenant improvements for single tenants. The $0.73 increase in tenant improvement costs per square foot of industrial space leased in 2007 was primarily due to leases executed at Dulles Business Park and Gorman Road requiring $0.8 million and $0.4 million, respectively, in tenant improvements, entirely for single tenants.

The industrial tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical. The retail tenant improvement costs are substantially lower than office and medical office improvement costs because our retail tenants tend to pay for their own improvements. Excluding properties sold or classified as held for sale, approximately 83% of our office tenants renewed their leases with us in 2007, compared to 68% in 2006 and 62% in 2005. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other Capital Improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.0 million in 2007, and averaged $1,273 per apartment for the 38% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties aside from apartment turnover discussed above, these include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2007, we incurred repair and maintenance expenses of $9.5 million that were not capitalized, to maintain the quality of our buildings.

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

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2007	2006	2005
Earnings to fixed charges	1.38x	1.62x	1.95x
Debt service coverage	2.56x	2.76x	3.05x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2007	2006	2005
Net income	$61,881	$38,661	$77,638
Adjustments
Depreciation and amortization	69,775	50,915	44,561
Gain on property disposed	(25,022)	—	(37,011)
Other gain	(1,303)	—	(504)
Discontinued operations depreciation and amortization	1,250	3,255	2,671

FFO as defined by NAREIT	$106,581	$92,831	$87,355

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2007.

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$60,000 (a)	—	—	$150,000	$50,000	$620,000	$880,000	$853,275
Interest payments	$43,569	$41,500	$41,500	$37,038	$31,313	$241,825	$436,745
Interest rate on debt maturities	6.74%	—	—	5.95%	5.06%	4.89%	5.20%
Unsecured variable rate debt
Principal	—	—	$122,500	$70,000	—	—	$$192,500	$192,500
Variable interest rate on debt maturities (b)	—	—	5.55%	5.17%	—	—	5.41%
Mortgages
Principal amortization (30 year schedule)	$4,057	$54,285	$25,973	$13,339	$21,088	$133,742	$252,484	$249,911
Interest payments	$14,677	$13,557	$10,240	$9,142	$8,203	$8,199	$64,018
Weighted average interest rate on principal amortization	5.43%	7.01%	5.75%	5.30%	4.90%	5.44%	5.80%

(a)	In the first quarter of 2008, WRIT repaid the $60 million outstanding principal balance under its 6.898% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes.
(b)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 61 to 96 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K. During the three months ended December 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control for financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2008 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a Code of Ethics which can be reviewed and printed from our website www.writ.com.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information*

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	398,523	$24.17	1,932,000
Equity compensation plans not approved by security holders	40,000	26.78	—

Total	438,523	$24.40	1,932,000

*	We previously maintained a Share Grant Plan for officers, trustees and non-officer employees, which expired on December 15, 2007. 322,325 shares and 27,675 restricted share units had been granted under this plan. We previously maintained a stock option plan for trustees which provided for the annual granting of 2,000 non-qualified stock options to trustees the last of which were granted in 2004. The plan expired on December 15, 2007, and 84,000 options had been granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A).	The following documents are filed as part of this Report:

3.		Declaration of Trust and Bylaws
	(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to the Trust’s registration statement on Form 8-B dated July 10, 1996.
	(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to the Trust’s Form 10-Q dated November 13, 1998.
	(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.
	(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the Trust’s Form 10-K dated April 1, 2002.
	(f)	Articles of Amendment to Declaration of Trust dated June 1, 2006. Incorporated herein by reference to Exhibit 4d to the Trust’s Form S-3 registration statement filed with the Securities and Exchange Commission as of August 28, 2006.

4.		Instruments Defining Rights of Security Holders
	(a)	[Intentionally omitted]
	(c)	Indenture dated as of August 1, 1996 between Washington Real Estate Investment Trust and The First National Bank of Chicago.(2)
	(d)	Officers’ Certificate Establishing Terms of the Notes, dated August 8, 1996(2)
	(e)	[Intentionally omitted]
	(f)	Form of 2006 Notes(2)
	(g)	Form of MOPPRS Notes(3)
	(h)	Form of 30 year Notes(3)
	(i)	Remarketing Agreement(3)
	(j)	Form of 2004 fixed-rate notes(4)
	(k)	[Intentionally omitted]
	(n)	Officer’s Certificate Establishing Terms of the Notes, dated March 12, 2003.(8)
	(o)	Form of 2013 Notes.(8)
	(p)	Officers’ Certificate Establishing Terms of the Notes, dated December 8, 2003.(9)

	(q)	Form of 2014 Notes.(9)
	(r)	[Intentionally omitted]
	(t)	Form of 5.05% Senior Notes due May 1, 2012(11)
	(u)	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005(11)
	(v)	Officers Certificate establishing the terms of the Notes, dated April 20, 2005(11)
	(x)	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005(13)
	(y)	Officers Certificate establishing the terms of the Notes, dated October 3, 2005(13)
	(z)	Form of 5.95% Senior Notes due June 15, 2011(16)
	(aa)	Officers’ Certificate establishing the terms of the Notes, dated June 6, 2006(16)
	(cc)	Form of 3.875% Senior Convertible Notes due September 15, 2026(17)
	(dd)	Officers’ Certification establishing the terms of the Notes, dated September 11, 2006(17)
	(ee)	Form of additional 3.875% Senior convertible Notes due September 15, 2026(18)
	(ff)	Form of 5.95% senior notes due June 15, 2011, dated July 21, 2006(19)
	(gg)	Officers’ Certification establishing the terms of the Notes, dated July 21, 2006(19)
	(hh)	Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent(20)
	(ii)	Form of 3.875% Convertible Senior Notes due September 15, 2026(24)
	(jj)	Officers’ Certificate establishing the terms of the 3.85% Convertible Senior Notes due September 15, 2026(24)
	(kk)	Form of additional 3.85% Convertible Senior Notes due September 15, 2026(25)
	(ll)	Supplemental Indenture by and between the Trust and the Bank of New York Trust Company, N.A. dated as of July 3, 2007(27)
	(mm)	Credit agreement dated June 29, 2007 by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent(28)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.		Management Contracts, Plans and Arrangements
	(b)	1991 Incentive Stock Option Plan, as amended.(5)
	(e)	Share Grant Plan(6)
	(f)	Share Option Plan for Trustees(6)
	(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2000 Form 10-K filed March 19, 2001.
	(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2000 Form 10-K filed March 19, 2001.
	(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.
	(j)	Share Purchase Plan.(7)
	(k)	Supplemental Executive Retirement Plan.(7)
	(l)	Description of Washington Real Estate Investment Trust Short-term and Long-term Incentive Plan incorporated herein by reference to Exhibit 10(l) to the 2005 Form 10-K filed March 16, 2005.
	(m)	Description of Washington Real Estate Investment Trust Revised Trustee Compensation Plan incorporated herein by reference to Exhibit 10(m) to the 2005 Form 10-K filed March 16, 2005.
	(p)	Supplemental Executive Retirement Plan(21)
	(q)	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell(21)
	(r)	Change in control Agreement dated June 13, 2005 with David A. DiNardo(21)
	(s)	Change in control Agreement dated May 22, 2003 with George F. McKenzie(21)

	(t)	Change in control Agreement dated May 22, 2003 with Laura M. Franklin(21)
	(u)	Change in control Agreement dated May 22, 2003 with Kenneth C. Reed(21)
	(v)	Change in control Agreement dated May 22, 2003 with Sara L. Grootwassink(21)
	(w)	Change in control Agreement dated January 1, 2006 with James B. Cederdahl(21)
	(x)	Change in Control Agreement dated December 17, 1999 with Edmund B. Cronin, Jr.(22)
	(y)	Separation Agreement dated July 10, 2006 with Christopher P. Mundy(23)
	(z)	Amendment No. 2 to the Share Grant Plan
	(aa)	Long Term Incentive Plan, effective January 1, 2006
	(bb)	Short Term Incentive Plan, effective January 1, 2006
	(cc)	2007 Omnibus Long Term Incentive Plan.(26)
	(dd)	Change in control Agreement dated June 1, 2007 with George F. McKenzie.(29)
	(ee)	Change in control Agreement dated May 14, 2007 with Michael S. Paukstitus.(29)
	(ff)	Deferred Compensation Plan for Directors dated December 1, 2000
	(gg)	Deferred Compensation for Officers dated January 1, 2007
	(hh)	Supplemental Executive Retirement Plan II dated May 23, 2007

12.		Computation of Ratio of Earnings to Fixed Charges

21.		Subsidiaries of Registrant

23.		Consents
	(a)	Consent of Independent Registered Public Accounting Firm

31.		Rule 13a-14(a)/15(d)-14(a) Certifications
	(a)	Certification – Chief Executive Officer
	(b)	Certification – Senior Vice President – Accounting and Administration
	(c)	Certification – Chief Financial Officer

32.		Section 1350 Certifications
	(a)	Written Statement of Chief Executive Officer and Financial Officers

(2)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to the Trust’s Form 8-K filed February 25, 1998.

(4)	Incorporated herein by reference to Exhibit 4 to the Trust’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to the Trust’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to the Exhibits of the same designation to the Trust’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to the Trust’s Form 8-K filed December 11, 2003.

(11)	Incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 to the Trust’s Form 8-K filed April 26, 2005

(13)	Incorporated herein by reference to Exhibit 4.1 and 4.2 to the Trust’s Form 8-K filed October 6, 2005

(16)	Incorporated herein by reference to Exhibits 4.1 and 4.2, respectively to the Trust’s Form 8-K filed June 6, 2006

(17)	Incorporated herein by reference to the Trust’s Form 424B5 filed September 11, 2006

(18)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed September 26, 2006

(19)	Incorporated herein by reference to the Trust’s Form 424B5 filed July 21, 2006

(20)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 8, 2006

(21)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-K filed March 16, 2006

(22)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed May 5, 2006

(23)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed August 8, 2006

(24)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 23, 2007

(25)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed February 2, 2007

(26)	Incorporated herein by reference to Appendix B to the Trust’s Form DEF 14A filed April 9, 2007

(27)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed July 5, 2007

(28)	Incorporated herein by reference to Exhibit 4.1 to the Trust’s Form 8-K filed July 6, 2007

(29)	Incorporated herein by reference to Exhibit 10 to the Trust’s Form 10-Q filed August 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: February 29, 2008

	By:	/s/ GEORGE F. MCKENZIE
George F. McKenzie President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Chairman, Trustee	February 29, 2008

/s/ GEORGE F. MCKENZIE George F. McKenzie	President, CEO and Trustee	February 29, 2008

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Trustee	February 29, 2008

/s/ JOHN P. MCDANIEL John P. McDaniel	Trustee	February 29, 2008

/s/ CHARLES T. NASON Charles T. Nason	Trustee	February 29, 2008

/s/ SUSAN J. WILLIAMS Susan J. Williams	Trustee	February 29, 2008

/s/ EDWARD S. CIVERA Edward S. Civera	Trustee	February 29, 2008

/s/ THOMAS EDGIE RUSSELL, III Thomas Edgie Russell, III	Trustee	February 29, 2008

/s/ LAURA M. FRANKLIN Laura M. Franklin	Executive Vice President Accounting, Administration and Corporate Secretary	February 29, 2008

/s/ SARA L. GROOTWASSINK Sara L. Grootwassink	Executive Vice President and Chief Financial Officer	February 29, 2008

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Trust’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this report, have issued an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2008

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006
Assets
Land	$328,951	$285,103
Income producing property	1,635,169	1,238,548

	1,964,120	1,523,651
Accumulated depreciation and amortization	(331,991)	(271,342)

Net income producing property	1,632,129	1,252,309
Development in progress	98,321	120,656

Total real estate held for investment, net	1,730,450	1,372,965
Investment in real estate sold or held for sale, net	23,843	53,489
Cash and cash equivalents	21,488	8,721
Restricted cash	6,030	4,151
Rents and other receivables, net of allowance for doubtful accounts of $4,227 and $3,258, respectively	36,595	30,229
Prepaid expenses and other assets	78,517	58,049
Other assets related to properties sold or held for sale	1,403	3,661

Total assets	$1,898,326	$1,531,265

Liabilities
Notes payable	$879,123	$728,255
Mortgage notes payable	252,484	229,240
Lines of credit	192,500	61,000
Accounts payable and other liabilities	63,543	45,009
Advance rents	9,552	5,825
Tenant security deposits	10,487	9,128
Other liabilities related to properties sold or held for sale	317	9,138

Total liabilities	1,408,006	1,087,595

Minority interest	3,776	1,739

Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
46,682 and 45,042 shares issued and outstanding, respectively	468	451
Additional paid in capital	561,492	500,727
Distributions in excess of net income	(75,416)	(59,247)

Total shareholders’ equity	486,544	441,931

Total liabilities and shareholders’ equity	$1,898,326	$1,531,265

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006	2005
Revenue
Real estate rental revenue	$255,655	$208,741	$180,255
Expenses
Utilities	16,826	12,836	10,399
Real estate taxes	22,207	17,399	15,080
Repairs and maintenance	9,514	7,693	6,770
Property administration	7,471	5,982	5,275
Property management	7,239	6,260	5,384
Operating services and common area maintenance	13,606	10,488	9,182
Other real estate expenses	3,051	2,567	2,438
Depreciation and amortization	69,775	50,915	44,561
General and administrative	15,099	12,622	8,005

	164,788	126,762	107,094

Real estate operating income	90,867	81,979	73,161

Other income (expense)
Interest expense	(61,906)	(47,265)	(37,193)
Other income	1,875	906	918
Other income from life insurance proceeds	1,303	—	—
Other income from property settlement	—	—	504

	(58,728)	(46,359)	(35,771)

Income from continuing operations	32,139	35,620	37,390
Discontinued operations:
Income from operations of properties sold or held for sale	4,720	3,041	3,237
Gain on disposal	25,022	—	37,011

Net income	$61,881	$38,661	$77,638

Basic net income per share
Continuing operations	$0.70	$0.82	$0.89
Discontinued operations, including gain on disposal	0.65	0.07	0.96

Net income per share	$1.35	$0.89	$1.85

Diluted net income per share
Continuing operations	$0.70	$0.81	$0.89
Discontinued operations, including gain on disposal	0.64	0.07	0.95

Net income per share	$1.34	$0.88	$1.84

Weighted average shares outstanding – basic	45,911	43,679	42,069

Weighted average shares outstanding – diluted	46,115	43,874	42,203

Dividends declared and paid per share	$1.68	$1.64	$1.60

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in excess of Net Income	Shareholders’ Equity
Balance, December 31, 2004	42,000	420	401,133	(35,544)	366,009
Net income	—	—	—	77,638	77,638
Dividends	—	—	—	(67,322)	(67,322)
Share options exercised	136	1	2,845	—	2,846
Share grants, net of share grant amortization	3	—	1,134	—	1,134

Balance, December 31, 2005	42,139	421	405,112	(25,228)	380,305
Net income	—	—	—	38,661	38,661
Dividends	—	—	—	(72,703)	(72,703)
Equity offering, net	2,745	28	90,904	—	90,932
Share options exercised	80	1	1,802	—	1,803
Share grants, net of share grant amortization and forfeitures	78	1	2,909	23	2,933

Balance, December 31, 2006	45,042	451	500,727	(59,247)	441,931
Net income	—	—	—	61,881	61,881
Dividends	—	—	—	(78,050)	(78,050)
Equity offering, net	1,600	16	57,745	—	57,761
Share options exercised	13	—	313	—	313
Share grants, net of share grant amortization and forfeitures	27	1	2,707	—	2,708

Balance, December 31, 2007	46,682	$468	$561,492	$(75,416)	$486,544

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS)

	2007	2006	2005
Cash flows from operating activities
Net income	$61,881	$38,661	$77,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(25,022)	—	(37,011)
Depreciation and amortization	71,024	54,170	47,233
Provision for losses on accounts receivable	2,011	1,500	872
Amortization of share grants, net	2,707	2,933	1,134
Changes in operating other assets	(12,489)	(17,927)	(6,735)
Changes in operating other liabilities	15,427	7,196	4,529

Net cash provided by operating activities	115,539	86,533	87,660

Cash flows from investing activities
Real estate acquisitions, net*	(294,166)	(226,538)	(123,358)
Capital improvements to real estate	(41,122)	(37,846)	(30,737)
Development costs	(66,489)	(68,621)	(17,866)
Net cash received for sale of real estate	56,344	—	73,879
Non-real estate capital improvements	(3,200)	(1,666)	(437)

Net cash used in investing activities	(348,633)	(334,671)	(98,519)

Cash flows from financing activities
Net proceeds from equity offering	57,761	90,932	—
Line of credit borrowings	258,200	356,000	122,000
Line of credit repayments	(126,700)	(319,000)	(215,000)
Notes payable repayments	—	(50,000)	—
Dividends paid	(78,050)	(72,681)	(67,322)
Principal payments – mortgage notes payable	(11,387)	(9,149)	(28,820)
Proceeds from debt offering	150,868	259,465	198,810
Financing costs	(5,144)	(5,449)	(1,782)
Net proceeds from exercise of share options	313	1,803	2,846

Net cash provided by financing activities	245,861	251,921	10,732

Net increase (decrease) in cash and cash equivalents	12,767	3,783	(127)
Cash and cash equivalents at beginning of year	8,721	4,938	5,065

Cash and cash equivalents at end of year	$21,488	$8,721	$4,938

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$57,499	$45,878	$35,535

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Nature of Business:

Washington Real Estate Investment Trust (“WRIT,” the “Company” or the “Trust”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex centers, multifamily buildings and retail centers.

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the Company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale were reinvested in replacement properties. We did not dispose of any of our properties in 2006, and we distributed all of our 2007, 2006, and 2005 ordinary taxable income to our shareholders. We reinvested $33.5 million of the gains from property disposed in 2005 in replacement properties. Approximately $3.5 million of gains from disposed property in 2005 was distributed to shareholders. No provision for income taxes was necessary in 2007, 2006 or 2005.

The following is a breakdown of the taxable percentage of our dividends for 2007, 2006 and 2005, respectively (unaudited):

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2007	90%	10%	0%	0%
2006	84%	16%	0%	0%
2005	81%	14%	5%	0%

2.	Accounting Policies:

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

Tax returns filed for the 2004 through 2007 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SAFS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore do not expect adoption of this statement to have a material impact on our financial statements upon adoption. However, this statement will require us to provide expanded disclosures of our valuation techniques.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any assets or liabilities, and therefore do not expect adoption of the statement to have a material impact on our financial statements upon adoption.

The FASB has released an exposure draft of FASB Staff Position APB 14-a (the proposed FSP) for comment. This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. If issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt. The proposed FSP would require bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. In a November 26, 2007 update to its website, the FASB announced it is expected to begin its redeliberations of the guidance in that proposed FSP in January 2008. Final guidance will not be issued until at least the first quarter of 2008, and we are therefore unsure of the final effective date. We believe that adoption of the proposed FSP could have a significant impact on our financial statements if adopted in its current form due to our convertible debt outstanding, but have not quantified the impact because it is uncertain what the final FSP will require.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision of SFAS No. 141. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs, and delays when restructuring related to acquisitions can be recognized. The standard is effective for fiscal years beginning after

December 15, 2008, and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of the revised SFAS on its financial statements.

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

Minority Interest

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority interest expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income.

In August 2007 we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating units in a consolidated subsidiary of WRIT. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. We account for this activity by recording minority interest expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income.

Minority interest expense was $216,900, $204,100 and $172,000 for the years ended December 31, 2007, 2006 and 2005 respectively. Quarterly distributions are made to the minority owner equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2007 and 2006 deferred financing costs of $23.9 million and $16.6 million, respectively, net of accumulated amortization of $7.9 million and $5.4 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in Interest Expense in the accompanying statements of income. The amortization of debt costs included in Interest Expense totaled $2.5 million, $1.6 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of December 31, 2007 and 2006 deferred leasing costs of $23.8 million and $18.7 million, respectively, net of accumulated amortization of $8.3 million and $6.4 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization of deferred leasing costs included in Amortization Expense for properties classified as continuing operations totaled $3.0 million, $2.3 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2007, 2006 and 2005 was $56.3 million, $44.7 million and $39.4 million, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $6.1 million, $3.8 million and $1.1 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during the three-year period ended December 31, 2007.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the years ended December 31, 2007, 2006 and 2005.

The fair value of in-place leases consists of the following components – (1) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “Absorption Cost”), (2) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “Tenant Origination Cost”); (3) estimated leasing commissions associated with obtaining a new tenant (referred to as “Leasing Commissions”); (4) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “Net Lease Intangible”); and (5) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “Customer Relationship Value”).

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2007 and 2006 are as follows (in millions):

	December 31,
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$31.3	$10.9	$20.4	$19.8	$6.4	$13.4
Leasing Commissions/Absorption Costs	$33.8	$8.8	$25.0	$16.3	$3.3	$13.0
Net Lease Intangible Assets	$8.9	$4.3	$4.6	$9.2	$3.5	$5.7
Net Lease Intangible Liabilities	$23.5	$6.3	$17.2	$13.0	$3.3	$9.7

Amortization of these components combined was $9.0 million, $4.0 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. No value had been assigned to Customer Relationship Value at December 31, 2007 or December 31, 2006.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under SFAS No. 144, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the Statements of Income. Interest on debt that can be identified as specifically attributed to these properties is included in discontinued operations. We do not have significant continuing involvement in the operations of any of our disposed properties.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash at December 31, 2007 and December 31, 2006 consisted of $6.0 million and $4.2 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation

We maintained a Share Grant Plan and Incentive Stock Option Plan as described in Note 7, and pursuant to those plans we made restricted share grants and granted share options to officers, eligible employees and trustees. Shares were granted to officers, non-officer employees and trustees under the Share Grant Plan. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant and share grants that vest over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over 5 years. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan (“2007 Plan”). This plan replaced the Share Grant Plan, which expired on December 15, 2007, as well as the 2001 Stock Option Plan and Stock Option Plan for Trustees. As described above, the shares and options granted pursuant to the above plans are not affected by the adoption of the 2007 Plan. However, if an award under the Share Grant Plan is forfeited or an award of options granted under the Incentive Stock Plans expires without being exercised, the shares covered by those awards will not be available for issuance under the 2007 Plan.

The 2007 Plan provides for the award to WRIT’s trustees, officers and non-officer employees of restricted shares, restricted share units, options and other awards to acquire up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. If an award under the 2007 Plan of restricted shares or restricted share units is forfeited or an award of options or any other rights granted under the 2007 Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards.

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

Unvested shares are forfeited upon an employee’s termination except for employees eligible for retirement whose unvested shares fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized over the explicit service period with acceleration of expense upon the date of actual retirement for these employees. The Company will continue this practice for awards granted prior to January 1, 2006, when SFAS No. 123R was adopted, and for shares granted after the adoption of SFAS No. 123R the Company will recognize compensation expense through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

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

Had we determined compensation cost prior to January 1, 2006 for the Plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands, except per share data):

For the Year Ended December 31,
2005
Pro-forma Information
Net income, as reported	$77,638
Add: Stock-based employee compensation expense included in reported net income	1,134
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,210)

Pro-forma net income	$77,562

Earnings per share:
Basic—as reported	$1.85
Basic—pro-forma	$1.84
Diluted—as reported	$1.84
Diluted—pro-forma	$1.84

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Other Comprehensive Income

We recorded no other comprehensive income for the years ending December 31, 2007, 2006 and 2005.

3.	Real Estate Investments:

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2007	2006
Office buildings	$805,949	$602,875
Medical office buildings	366,044	246,143
Retail centers	257,966	254,472
Multifamily	229,241	145,007
Industrial/Flex properties	304,920	275,154

	$1,964,120	$1,523,651

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development in our office and multifamily sectors during 2006 and 2007 and one property in our retail sector that was in redevelopment for 2005 and most of 2006, but placed in service in 2006. Bennett Park was substantially completed in fourth quarter 2007. At Dulles Station, the building shell completion occurred early in third quarter 2007. The cost of the development in progress of our real estate portfolio as of December 31, 2007 and 2006 is illustrated below (in thousands):

	December 31,
	2007	2006
Office buildings	$56,311	$54,168
Medical office buildings	4,016	—
Retail centers	74	745
Multifamily	37,920	65,743
Industrial/Flex properties	—	—

	$98,321	$120,656

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2—Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had two properties classified as held for sale at December 31, 2007 and four held for sale at December 31, 2006, as follows (in thousands):

	December 31,
	2007	2006
Industrial/Flex properties	$30,320	$29,613
Office buildings	—	42,537

Total	$30,320	$72,150
Less accumulated depreciation	(6,477)	(18,661)

	$23,843	$53,489

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

As of December 31, 2007 no single property or tenant accounted for more than 10% of total real estate assets or total revenues.

Properties we acquired during the years ending December 31, 2007, 2006 and 2005 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical Office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical Office	125,000	30,800
June 1, 2007	Woodholme Center	Office	73,000	18,200
June 1, 2007	Ashburn Farm Office Park	Medical Office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical Office	52,000	15,300
August 30, 2007	4661 Kenmore Avenue	Land for Development	n/a	3,750
December 4, 2007	2000 M Street	Office	227,000	73,500

		Total 2007	1,024,000	$319,250

February 15, 2006	Hampton Overlook	Industrial/Flex	134,000	$10,040
February 15, 2006	Hampton South	Industrial/Flex	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 29, 2006	15001 Shady Grove Rd	Medical Office	51,000	21,000
May 16, 2006	Montrose Shopping Center	Retail	143,000	33,200
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,100
May 26, 2006	9950 Business Parkway	Industrial/Flex	102,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700
July 12, 2006	15005 Shady Grove Road	Medical Office	52,000	22,500
August 11, 2006	6565 Arlington Blvd	Office	140,000	30,000
August 25, 2006	West Gude Drive	Office	289,000	57,000
August 25, 2006	The Ridges	Office	104,000	25,000
August 25, 2006	The Crescent	Medical Office	49,000	12,000

		Total 2006	1,498,000	$303,000

March 23, 2005	Frederick Crossing	Retail	295,000	$44,800
April 8, 2005	Coleman Building	Industrial/Flex	60,000	8,800
July 29,2005	Albemarle Point	Office/Industrial	296,000	66,800
December 2, 2005	Dulles Station	Development	n/a	24,700

		Total 2005	651,000	$145,100

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

We have allocated the total purchase price of the above acquisitions as follows (in millions):

	Allocation of Purchase Price
	2007	2006	2005
Land	$43.0	$68.8	$21.4
Buildings	258.6	219.6	124.1
Tenant origination costs	11.8	7.5	4.2
Leasing commissions/Absorption costs	17.7	8.9	2.2
Net lease intangible assets	0.4	2.3	1.3
Net lease intangible liabilities	(10.5)	(4.1)	(4.8)

Total*	$321.0	$303.0	$148.4

*	Additional settlement costs, closing costs and adjustments are included in the basis for 2007, 2006 and 2005

The weighted average remaining life in months for the components above, other than land and building, are 79 months for tenant origination costs, 73 months for leasing commissions/absorption costs, 61 months for net lease intangible assets and 79 months for net lease intangible liabilities.

The acquisition of 2000 M Street on December 4, 2007 included a ground lease with 63 years remaining. The terms include a fixed annual payment as well as an additional contingent amount based on the excess of gross income over predetermined levels.

The difference in total 2007 contract purchase price of properties acquired per the above chart of $319.3 million and the acquisition cost per the Statement of Cash Flows of $294.2 million is the $26.8 million in mortgages assumed on the acquisitions of Woodholme Medical Office Building, Woodholme Center and Ashburn Farm Office Park, offset by $1.7 million for additional settlement costs, closing costs and adjustments on all acquisitions. The difference in total 2006 contract purchase price of properties acquired per the above chart of $303.0 million and the acquisition cost per the Statement of Cash Flows of $226.5 million is the $76.5 million in mortgages assumed on the acquisitions of 9707 Medical Center Drive, Plumtree Medical Center, 15005 Shady Grove Road, West Gude Drive, The Ridges and Crescent.

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

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2007 and 2006 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2007 and December 31, 2006. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2007	2006
Real estate revenues	$271,302	$243,448
Income from continuing operations	$35,102	$42,772
Net income	$64,844	$45,813
Diluted earnings per share	$1.41	$1.04

Properties that were sold or classified as held for sale during the three years ending December 31, 2007 are as follows:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)
September 26, 2007	Maryland Trade Center I & II	Office	342,000	$58,000
	Sullyfield Center	Industrial	244,000	Held for Sale
	The Earhart Building	Industrial	92,000	Held for Sale

		Total 2007	678,000	$58,000

February 1, 2005	7700 Leesburg Pike	Office	147,000	$20,150
February 1, 2005	Tycon Plaza II	Office	127,000	19,400
February 1, 2005	Tycon Plaza III	Office	137,000	27,950
September 8, 2005	Pepsi Distribution Center	Industrial	69,000	6,000

		Total 2005	480,000	$73,500

We sold two properties and classified two properties as held for sale in 2007. The two sold properties, Maryland Trade Centers I and II, were classified as held for sale as of March 31, 2007 and sold as of September 26, 2007. They were sold for a contract sales price of $58.0 million, and WRIT recognized a gain on disposal of $25.0 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $15.3 million of the proceeds from the disposition was used to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

In November 2007 we concluded that Sullyfield Center and The Earhart Building met the criteria specified in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify these properties as held for sale. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on these properties was discontinued at that time, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the Statements of Income.

The office properties sold on February 1, 2005, classified as discontinued operations effective November 2004, were sold to a single buyer for $67.5 million. WRIT recognized a gain on disposal of $32.1 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $31.3 million of the proceeds from the disposition were escrowed in a tax-free property exchange account and subsequently used to fund a portion of the purchase price of Frederick Crossing Shopping Center on March 23, 2005 and the Coleman Building on April 8, 2005. The proceeds of $31.0 million were used to pay down borrowings outstanding under Credit Facility No. 2 (See Note 5—Unsecured Lines of Credit Payable). In September 2005, the industrial property was sold for $6.0 million for a gain of $3.0 million. Proceeds of $5.8 million were escrowed in a tax-free exchange account and were used to partially fund the purchase of Dulles Station on December 2, 2005. There were no properties classified as discontinued operations in 2006. Discontinued operations for 2005 consist of the properties sold in February and September 2005. There was a gain of $1.9 million recognized in April 2005 that had been previously deferred from the sale of Boone Boulevard, which was sold in 2004.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2007	2006	2005
Revenues	$9,355	$10,921	$10,447
Property expenses	(3,385)	(4,045)	(3,989)
Depreciation and amortization	(1,250)	(3,255)	(2,671)
Interest expense	—	(580)	(550)

	$4,720	$3,041	$3,237

Operating income by property is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2007	2006	2005
Maryland Trade Center I & II	Office	$2,474	$1,841	$1,417
Sullyfield Center	Industrial	1,492	570	944
The Earhart Building	Industrial	754	630	692
7700 Leesburg	Office	—	—	89
Tycon Plaza II	Office	—	—	30
Tycon Plaza III	Office	—	—	111
Pepsi Distribution Center	Industrial	—	—	(46)

		$4,720	$3,041	$3,237

4.	Mortgage Notes Payable:

	December 31,
	2007	2006
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	46,644	47,441

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,286	10,574

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,235	20,846

	December 31,
	2007	2006
On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	$23,783	$24,246

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,428	5,569

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,762	4,836

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,613	8,751

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	33,417	33,990

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,641	22,987

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	21,176	—

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,499	—

	$252,484	$229,240

Discontinued Operations:
On November 1, 2001, we assumed an $8.5 million mortgage note payable, with an estimated fair value* of $9.3 million, as partial consideration for our acquisition of Sullyfield Commerce Center. The mortgage bears interest at 9.00% per annum and includes a significant prepayment penalty. Principal and interest were payable monthly until February 1, 2007. All unpaid principal and interest were paid in full in January 2007.	—	7,833

*	The fair value of the mortgage notes payable was estimated upon acquisition by the Trust based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value is the same as the carrying value.

**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and Pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $449.3 million and $422.0 million at December 31, 2007 and 2006, respectively. Scheduled principal payments during the five years subsequent to December 31, 2007 and thereafter are as follows (in thousands):

Principal Payments
2008	$4,057
2009	54,285
2010	25,973
2011	13,339
2012	21,088
Thereafter	133,742

$252,484

5.	Unsecured Lines of Credit Payable:

As of December 31, 2007, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $200.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”). For discussion of an expansion of Credit Facility No. 2 during first quarter 2008, see Note 14—Subsequent Events.

Credit Facility No. 1

We had $70.0 million outstanding as of December 31, 2007 related to Credit Facility No. 1, and $1.4 million in Letters of Credit issued, with $3.6 million unused and available for subsequent acquisitions or capital improvements. No balance was outstanding under this facility at December 31, 2006. During 2007, we borrowed $44.0 million to fund acquisitions and $26.0 million to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or SunTrust Bank’s prime rate. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For the year ended 2007, we recognized interest expense (excluding facility fees) of $807,200, representing an average interest rate of 5.52%, per annum.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the year ended 2007, we incurred facility fees of $53,700.

Credit Facility No. 2

We had $122.5 million outstanding as of December 31, 2007 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $76.6 million unused and available for subsequent acquisitions or capital improvements. $33.0 million was outstanding under this facility at December 31, 2006. During 2007, we borrowed $125.2 million to fund acquisitions, $55.0 million to fund development costs, certain capital improvements to real estate and acquisition related due diligence costs, and $8.0 million for secured debt maturities. $98.7 million of gross borrowing was repaid under Credit Facility No. 2 in 2007 with proceeds from the $150.0 million 3.875% convertible notes issued in January 2007 and the June 2007 equity offering.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2007 and 2006, we recognized interest expense (excluding facility fees) of $4,579,000 and $48,000 representing an average interest rate of 5.77% and 5.86%, respectively.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the years ended December 31, 2007 and 2006, we incurred facility fees of $304,200 and $50,000, respectively.

Credit Facility No. 3

This $85.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association was terminated on November 2, 2006 and replaced with Credit Facility No. 2. There were no outstanding advances payable under the facility upon the termination of the agreement in November 2006. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. Interest only payments were due and payable generally on a monthly basis. For the years ended December 31, 2006 and 2005, we recognized interest expense (excluding unused commitment and facility fees) of $684,000, and $783,000, respectively, on Credit Facility No. 3, representing an average interest rate of 5.71% and 3.30%, per annum, respectively.

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. For the years ended December 31, 2006 and 2005, we incurred facility fees of $108,000 and $131,200, respectively.

Credit Facility No. 4

Credit Facility No. 4 was replaced by Credit Facility No. 1 on June 29, 2007. At December 31, 2006, $28.0 million was outstanding under this facility, which was repaid during the first quarter with proceeds from the $150 million 3.875% convertible notes issued in January 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable on a monthly basis. For the years ended December 31, 2007, 2006 and 2005, we recognized interest expense (excluding facility fees) of $96,400, $2,154,000 and $898,000, representing an average interest rate of 5.90%, 5.64% and 3.88%, per annum, respectively.

Before its renewal in July 2005, Credit Facility No. 4 required us to pay the lender unused line of credit fees of 0.15% per annum. These fees were payable quarterly. For the year ended December 31, 2005 we incurred $38,400 in unused commitment fees on this facility.

From July 2005 through June 2007, Credit Facility No. 4 required us to pay the lender an annual facility fee on the total commitment of 0.15%, per annum. These fees were payable quarterly. For the years ended December 31, 2007, 2006 and 2005, we incurred facility fees of $52,800, $109,900 and $46,700, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2007.

Information related to revolving credit facilities is as follows (in thousands):

	2007	2006	2005
Total revolving credit facilities at December 31	$275,000	$270,000	$155,000
Borrowings outstanding at December 31	192,500	61,000	24,000
Weighted average daily borrowings during the year	95,642	50,937	46,229
Maximum daily borrowings during the year	$192,500	$184,500	$117,000
Weighted average interest rate during the year	5.73%	5.66%	3.58%
Weighted average interest rate at December 31	5.41%	6.05%	4.97%

6.	Notes Payable:

On August 13, 1996, we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from Credit Facility No. 1 and Credit Facility No. 3.

On February 20, 1998, we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. In February 2008, if the remarketing dealer elects not to remarket the MOPPRS, the Trust is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in February 2008, the interest rate on the MOPPRS will be established at a rate of 5.598% plus the Trust’s applicable credit spread for the Trust’s securities with similar maturities. The MOPPRS may be redeemed, at the Trust’s option, immediately prior to their remarketing in February 2008 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to a make-whole amount necessary to compensate for the amount by which the base rate of 5.598% exceeds the then-existing 10-year treasury rate). Our costs of the borrowings and related closed hedge settlements of approximately $7.2 million are amortized over the lives of the notes using the effective interest method. In the first quarter of 2008, we completed an extinguishment of the MOPPRS (see Note 14—Subsequent Events).

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

On October 6, 2005, we issued an additional $100.0 million of notes of the series of 5.35% senior unsecured notes due May 1, 2015, at an effective yield of 5.49%. $93.5 million of the $98.1 million net proceeds from the sale of these notes was used to repay borrowings under our lines of credit and the remainder was used to fund general corporate purposes.

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

The senior convertible notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive for the years ended December 31, 2007 and 2006, and are not included in our earnings per share calculations.

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

The following is a summary of our unsecured note borrowings (in thousands):

	December 31,
	2007	2006
6.74% notes due 2008	$60,000	$60,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	110,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,999)	(2,204)
Premium on notes issued	1,122	459

Total	$879,123	$728,255

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2007 are as follows (in thousands):

2008	$60,000
2009	—
2010	—
2011	150,000
2012	50,000
Thereafter	620,000

$880,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2007.

The covenants under one of the line of credit agreements require us to insure our properties against loss or damage in the amount of the replacement cost of the improvements at the properties. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion; however, our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under the Act exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extends the Program through December 31, 2014.

7.	Share Options and Grants:

Options

In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan (“2007 Plan”). This plan replaced the Share Grant Plan, which expired on December 15, 2007, as well as the 2001 Stock Option Plan and Stock Option Plan for Trustees. As described above, the shares and options granted pursuant to the above plans are not affected by the adoption of the 2007 Plan. However, if an award under the Share Grant Plan is forfeited or an award of options granted under the Option Plans expires without being exercised, the shares covered by those awards will not be available for issuance under the 2007 Plan.

The 2007 Plan provides for the award to WRIT’s trustees, officers and non-officer employees of restricted shares, restricted share units, options and other awards to acquire up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. If an award under the 2007 Plan of restricted shares or restricted share units is forfeited or an award of options or any other rights granted under the 2007 Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards.

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

	2007		2006		2005
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	451,000	24.42	531,000	24.15	667,000	$23.49
Granted	—	—	—	—	—	—
Exercised	(13,000)	25.07	(80,000)	22.60	(136,000)	20.91
Expired/Forfeited	—	—	—	—	—	—

Outstanding at December 31	438,000	24.40	451,000	24.42	531,000	24.15
Exercisable at December 31	438,000	24.40	451,000	24.42	531,000	24.15

The 438,000 options outstanding at December 31, 2007, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.40 and a weighted average remaining contractual life of 4.2 years. The aggregate intrinsic value of outstanding exercisable shares at December 31, 2007 was $3.1 million. The aggregate intrinsic value of options exercised in 2007, 2006 and 2005 was $0.1 million, $1.2 million and $1.3 million, respectively. There were no forfeitures of options in 2007.

Share Grants, Performance Share Units and Restricted Share Units

We maintained a Share Grant Plan for officers, trustees, and other members of management.

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

In December 2006, WRIT Board of Trustees approved a program providing for the granting of restricted share units to officers and other members of management and performance share units to officers, based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award is in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award is in the form of performance share units. Performance targets will be set annually based on appropriate benchmarks with minimum and maximum thresholds. The grants and each award are based on cumulative performance over three years, and performance share units cliff vest at the end of the three year period based upon the percentage of the performance targets achieved. For other members of management, 100% of the award is in the form of restricted shares that vest 20% per year from date of grant based on performance targets. Performance targets are set annually based on appropriate benchmarks with minimum and maximum thresholds. In 2006, WRIT’s then Chairman and CEO was excluded from long-term awards under the program in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units at the end of the three-year period was approximately $1.8 million of which $575,000 and $554,000 was recognized during the years ending 2007 and 2006, respectively. The estimated expense related to the 2007 performance share units at the end of the three-year period was approximately $2.4 million of which $806,000 was recognized during the year ending 2007. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 21,877 restricted share units awarded to officers and other members of management in December 2006, 24,344 restricted share units awarded to the former CEO in the second quarter of 2007, and 38,228 restricted share units awarded to officers and other members of management in December 2007. Performance and restricted share units awarded were valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2006	21,877	39.54
2007	62,572	32.96

Beginning in 2005, annual long-term incentive compensation for trustees was changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

During 2007, 2006 and 2005 we issued 15,962, 75,128 and 11,182 share grants, respectively, to officers and other members of management. Of the restricted shares awarded in 2005, 11,182 were awarded by the Trust pursuant to the Employment Agreement of the Executive Vice President and Chief Investment Officer (CIO) in October 2005. These shares were fully vested upon the CIO’s severance from the Trust in June 2006. The 75,128 shares awarded in 2006 included an award of 64,700 shares to officers as the Trust transitions from 100% restricted share grants to the terms of the share grant plan as amended in December 2006. The 64,700 shares vest twenty-five percent from date of grant in years one and two and fifty percent in year three except shares awarded to the retiring CEO, totaling 21,349 shares, who retired in 2007, which shares vested and were expensed immediately upon date of grant. The 15,962 shares awarded in 2007 were issued to the former CEO at a price of $37.59 per share based on the market value on the date of grant. They vested and were expensed immediately upon date of grant.

The following are tables of activity for the years ended December 31, 2007, 2006 and 2005 related to our share grants and restricted share unit grants.

Share Grants

	2007		2006		2005
	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price
Unvested at January 1	115,492	33.16	103,989	30.76	137,684	30.56
Granted	27,571	34.57	79,683	36.34	17,044	31.10
Vested during year	(80,433)	32.85	(67,042)	32.78	(36,708)	30.10
Expired/Forfeited	(100)	32.50	(1,138)	32.50	(14,031)	30.85

Unvested at December 31	62,530	34.15	115,492	33.16	103,989	30.76
Vested at December 31	271,650	28.97	191,217	27.17	124,175	24.14

The total fair value of shares vested during the years ending December 31, 2007, 2006 and 2005 is $2.9 million, $2.5 million and $1.1 million, respectively. As of December 31, 2007, the total compensation cost related to non-vested share awards not yet recognized was $1.4 million, which is expected to be recognized over a weighted average period of 19 months on a straight-line basis.

Restricted Share Units

	2007
	Shares	Wtd Avg Grant Price
Unvested at January 1	21,877	39.54
Granted	62,572	32.96
Vested during year	(4,328)	39.54
Expired/Forfeited	(247)	39.54

Unvested at December 31	79,874	34.39
Vested at December 31	4,328	39.54

The value of unvested restricted share units at December 31, 2007 was $2.6 million, which is expected to be recognized as compensation cost over a weighted average period of 48 months on a straight-line basis.

Total compensation expense recognized for stock based awards in each of the three years ending 2007 was (in millions):

Stock-based Compensation Expense
2005	$1.2
2006 (1)	$2.7
2007 (1)	$2.7

(1)

In 2006, included $1.2 million related to the accelerated vesting of CEO share grant awards as required by SFAS No. 123R—Share Based Payments and $358,000 related to the severance of the former CIO. In 2007, included $0.6 million related to the accelerated vesting of retiring CEO share grant awards as required by SFAS No. 123R—Share Based Payments.

8.	Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2007, 2006 and 2005, the Company made contributions to the 401K plan of $0.4 million, $0.3 million and $0.3 million, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $2.1 million, $1.8 million and $1.6 million at December 31, 2007, 2006 and 2005, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of the retiring CEO. Under this plan, upon the retiring CEO’s termination of employment from the Trust for any reason other than death or discharge for cause he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We account for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrue benefit cost in an amount that resulted in an accrued balance at the end of the retiring CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2007 the accrued benefit liability was $1.8 million. For the three years ended December 31, 2007, 2006 and 2005, we recognized current service cost of $253,000, $467,000 and $419,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the retiring CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the CEO’s retirement. Benefit payments to the retiring CEO will begin in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the retiring CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2007, 2006 and 2005, we recognized current service cost of $245,000, $269,000 and $146,000, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

9.	Fair Value of Financial Instruments:

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments. Whenever possible, the estimated fair value has been determined using quoted market information as of December 31, 2007. The estimated market values have not been updated since December 31, 2007; therefore, current estimates of fair value may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2007.

Cash and cash equivalents

Cash and cash equivalents includes cash and commercial paper with remaining maturities of less than 90 days, which are valued at the carrying value, which approximates fair value.

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

Notes payable

The fair value of these securities is estimated based on dealer quotes for securities with similar terms and characteristics.

	2007		2006
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,518	$27,518	$12,872	$12,872
Mortgage notes payable	$252,484	$249,911	$229,240	$231,885
Lines of credit payable	$192,500	$192,500	$61,000	$61,000
Notes payable	$879,123	$853,275	$728,255	$736,081

10.	Rentals under Operating Leases:

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2008	$197.2
2009	174.9
2010	146.7
2011	109.7
2012	83.4
Thereafter	211.6

$923.5

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.3 million, $0.4 million and $0.1 million in 2007, 2006 and 2005, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $25.8 million, $18.1 million and $14.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

11.	Commitments and Contingencies:

Development Commitments

At December 31, 2007 and 2006, we had various contracts outstanding with third parties in connection with our ongoing development projects. Total accumulated spending, including land costs, for development projects at December 31, 2007 and December 31, 2006 were $191.8 million and $125.3 million, respectively. Remaining contractual commitments for development projects at December 31, 2007 were $8.0 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2007, we were contingently liable under unused letters of credit in the amounts of $885,000 and $815,000, related to our assumption of mortgage debt on Dulles Business Park and West Gude, respectively, to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $588,000 related to our development projects at Clayborne Apartments, the Shoppes at Foxchase and Bennett Park, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

12.	Segment Information:

We have five reportable segments: office buildings, medical office buildings, retail centers and multifamily and industrial/flex properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Office	40%	38%	39%
Medical office	15%	12%	10%
Retail	16%	18%	18%
Multifamily	13%	15%	17%
Industrial/Flex	16%	17%	16%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	December 31,
	2007	2006
Office	41%	40%
Medical office	19%	16%
Retail	13%	17%
Multifamily	12%	9%
Industrial/Flex	15%	18%

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

The following table presents revenues and net operating income for the years ended December 31, 2007, 2006 and 2005 from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	2007
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$101,578	$38,892	$41,512	$34,287	$39,386	$—	$255,655
Real estate expenses	34,487	12,022	8,921	14,962	9,522	—	79,914

Real estate operating income	$67,091	$26,870	$32,591	$19,325	$29,864	$—	$175,741
Depreciation and amortization							(69,775)
Interest expense							(61,906)
General and administrative							(15,099)
Other income							3,178
Income from discontinued operations							4,720
Gain on disposal							25,022

Net income							$61,881

Capital expenditures	$25,356	$4,684	$2,757	$3,578	$4,747	$3,200	$44,322

Total assets	$759,943	$356,709	$230,851	$209,105	$289,227	$52,491	$1,898,326

	2006
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$79,691	$24,660	$37,263	$32,478	$34,649	$—	$208,741
Real estate expenses	26,682	7,186	7,983	13,220	8,154	—	63,225

Real estate operating income	$53,009	$17,474	$29,280	$19,258	$26,495	$—	$145,516
Depreciation and amortization							(50,915)
Interest expense							(47,265)
General and administrative							(12,622)
Other income							906
Income from discontinued operations							3,041

Net income							$38,661

Capital expenditures	$17,268	$1,126	$966	$13,290	$5,218	$1,666	$39,534

Total assets	$599,062	$236,552	$233,810	$159,720	$269,341	$32,780	$1,531,265

	2005
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$71,192	$18,024	$31,907	$30,529	$28,603	$—	$180,255
Real estate expenses	23,523	4,649	6,879	12,815	6,662	—	54,528

Real estate operating income	$47,669	$13,375	$25,028	$17,714	$21,941	$—	$125,727
Depreciation and amortization							(44,561)
Interest expense							(37,193)
General and administrative							(8,005)
Other income							1,422
Income from discontinued operations							3,237
Gain on disposal							37,011

Net income							$77,638

Capital expenditures	$14,625	$609	$1,904	$10,955	$2,644	$437	$31,174

Total assets	$457,398	$133,274	$175,141	$115,589	$237,808	$19,949	$1,139,159

13.	Selected Quarterly Financial Data (in thousands, except for per share data, unaudited):

The following table summarizes our financial data by quarter for 2007 and 2006:

	Quarter(1)(2)
	First	Second	Third	Fourth
2007:
Real estate rental revenue	$59,852	$63,255	$65,020	$67,528
Income from continuing operations	$9,674	$6,836	$7,965	$7,664
Net income	$10,712	$8,337	$34,390	$8,442
Income from continuing operations per share
Basic	$0.22	$0.15	$0.17	$0.16
Diluted	$0.21	$0.15	$0.17	$0.16
Net income per share
Basic	$0.24	$0.18	$0.74	$0.18
Diluted	$0.24	$0.18	$0.73	$0.18
2006:
Real estate rental revenue	$48,135	$50,386	$53,938	$56,282
Income from continuing operations	$9,680	$7,005	$9,485	$9,450
Net income	$10,632	$7,719	$10,230	$10,081
Income from continuing operations per share
Basic	$0.23	$0.16	$0.21	$0.21
Diluted	$0.23	$0.16	$0.21	$0.21
Net income per share
Basic	$0.25	$0.18	$0.23	$0.22
Diluted	$0.25	$0.18	$0.23	$0.22

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.
(2)

The prior quarters’ results have been restated to conform to the current quarter’s presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

14.	Subsequent Events

On January 25, 2008, WRIT exercised the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million. The maturity date and all other terms remain materially unchanged. WRIT has the option to further increase the capacity under the facility up to $400 million to the extent banks (from the syndicate or otherwise) agree to provide the additional commitment.

On February 22, 2008, WRIT acquired 6100 Columbia Park Road, a 150,000 square foot warehouse in Landover, MD for $11.2 million. The acquisition was funded with cash from operations and borrowings on WRIT’s line of credit.

On February 25, 2008, WRIT repaid the $60 million outstanding principal balance under its 6.898% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which amount included the $8.7 million remarketing option value paid to the remarketing dealer and accrued interest paid to the holders. Accordingly, WRIT recognized a loss on extinguishment of debt of $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. WRIT refinanced the repurchase of these notes, and refinanced a portion of line outstandings, by issuing a $100 million 2-year term loan, which will be swapped for a fixed rate of 4.5%.

SCHEDULE III

Properties	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2007			Accumulated Depreciation At December 31, 2007	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$13,538,000	$892,000	$17,019,000	$17,911,000	$10,723,000	1960	May	1977	97,000		28 Years
51 Monroe Street	Maryland	840,000	10,869,000	18,070,000	840,000	28,939,000	29,779,000	17,621,000	1975	August	1979	210,000		41 Years
515 King Street	Virginia	4,102,000	3,931,000	4,195,000	4,102,000	8,126,000	12,228,000	2,806,000	1966	July	1992	76,000		50 Years
The Lexington Building	Maryland	1,180,000	1,262,000	2,065,000	1,180,000	3,327,000	4,507,000	1,372,000	1970	November	1993	46,000		50 Years
The Saratoga Building	Maryland	1,464,000	1,554,000	2,604,000	1,464,000	4,158,000	5,622,000	1,997,000	1977	November	1993	58,000		50 Years
Brandywine Center	Maryland	718,000	735,000	1,597,000	718,000	2,332,000	3,050,000	1,009,000	1969	November	1993	35,000		50 Years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	8,171,000	4,621,000	20,097,000	24,718,000	9,849,000	1971	January	1995	198,000		30 Years
1220 19th Street	Washington, DC	7,803,000	11,366,000	3,617,000	7,803,000	14,983,000	22,786,000	6,273,000	1976	November	1995	102,000		30 Years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	10,970,000	6,661,000	27,712,000	34,373,000	8,009,000	1973	October	1997	166,000		30 Years
7900 Westpark Drive	Virginia	12,049,000	71,825,000	25,896,000	12,049,000	97,721,000	109,770,000	31,653,000	1972/’86/’99	November	1997	523,000		30 Years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	2,642,000	2,296,000	14,830,000	17,126,000	4,622,000	1985	May	1999	112,000		30 Years
1700 Research Boulevard	Maryland	1,847,000	11,105,000	2,842,000	1,847,000	13,947,000	15,794,000	4,363,000	1982	May	1999	101,000		30 Years
Parklawn Plaza	Maryland	714,000	4,053,000	1,016,000	714,000	5,069,000	5,783,000	1,526,000	1986	November	1999	40,000		30 Years
Wayne Plaza	Maryland	1,564,000	6,243,000	6,243,000	1,564,000	12,486,000	14,050,000	2,771,000	1970	May	2000	91,000		30 Years
Courthouse Square	Virginia	0	17,096,000	3,310,000	0	20,406,000	20,406,000	5,459,000	1979	October	2000	113,000		30 Years
One Central Plaza	Maryland	5,480,000	39,107,000	8,321,000	5,480,000	47,428,000	52,908,000	12,280,000	1974	April	2001	267,000		30 Years
Atrium Building	Maryland	3,182,000	11,281,000	2,130,000	3,182,000	13,411,000	16,593,000	3,239,000	1980	July	2002	80,000		30 Years
1776 G Street	Washington, DC	31,500,000	54,327,000	1,738,000	31,500,000	56,065,000	87,565,000	10,183,000	1979	August	2003	263,000		30 Years
Albermarle Point	Virginia	1,326,000	18,211,000	572,000	1,326,000	18,783,000	20,109,000	1,831,000	2001/’03/’05	July	2005	89,000		30 Years
Dulles Station (f)	Virginia	24,465,000	1,719,000	41,323,000	24,465,000	43,042,000	67,507,000	299,000	2007	December	2005	0		31 Years
West Gude (a)	Maryland	11,580,000	43,240,000	2,676,000	11,580,000	45,916,000	57,496,000	2,743,000	1984/’86/’88	August	2006	289,000		30 Years
The Ridges (a)	Maryland	4,058,000	19,207,000	353,000	4,058,000	19,560,000	23,618,000	1,033,000	1990	August	2006	104,000		30 Years
6565 Arlington Boulevard	Virginia	5,584,000	23,195,000	1,115,000	5,584,000	24,310,000	29,894,000	1,331,000	1967	August	2006	140,000		30 Years
Monument II	Virginia	10,244,000	65,205,000	121,000	10,244,000	65,326,000	75,570,000	2,122,000	2000	March	2007	205,000		30 Years
Woodholme Center	Maryland	2,194,000	16,711,000	42,000	2,194,000	16,753,000	18,947,000	404,000	1989	June	2007	73,000		30 Years
2000 M Street	Washington, DC	0	74,150,000	0	0	74,150,000	74,150,000	128,000	1971	December	2007	227,000		30 Years

		$146,364,000	$550,729,000	$165,167,000	$146,364,000	$715,896,000	$862,260,000	$145,646,000				3,705,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$2,614,000	$2,563,000	$15,074,000	$17,637,000	$4,422,000	1984	November	1998	71,000		30 Years
Woodburn Medical Park II	Virginia	2,632,000	17,574,000	1,141,000	2,632,000	18,715,000	21,347,000	5,732,000	1988	November	1998	96,000		30 Years
8501 Arlington Blvd. (a)	Virginia	2,071,000	26,317,000	252,000	2,071,000	26,569,000	28,640,000	4,106,000	2000	October	2003	92,000		30 Years
8503 Arlington Blvd (a)	Virginia	1,598,000	25,850,000	117,000	1,598,000	25,967,000	27,565,000	3,964,000	2001	October	2003	88,000		30 Years
8505 Arlington Blvd. (a)	Virginia	2,819,000	19,680,000	111,000	2,819,000	19,791,000	22,610,000	3,062,000	2002	October	2003	75,000		30 Years
Shady Grove Medical II (a)	Maryland	1,995,000	16,601,000	(26,000)	1,995,000	16,575,000	18,570,000	2,005,000	1999	August	2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	1,251,000	6,589,000	522,000	1,251,000	7,111,000	8,362,000	927,000	1965	October	2004	49,000		30 Years
Alexandria Professional Ctr	Virginia	6,783,000	19,676,000	1,100,000	6,783,000	20,776,000	27,559,000	1,318,000	1968	April	2006	113,000		30 Years
9707 Medical Center Drive (a)	Maryland	3,069,000	11,777,000	330,000	3,069,000	12,107,000	15,176,000	826,000	1994	April	2006	38,000		30 Years
15001 Shady Grove Road	Maryland	4,094,000	16,410,000	117,000	4,094,000	16,527,000	20,621,000	1,120,000	1999	April	2006	51,000		30 Years
15005 Shady Grove Road (a)	Maryland	4,186,000	17,548,000	95,000	4,186,000	17,643,000	21,829,000	954,000	2002	July	2006	52,000		30 Years
Plum Tree Medical Center (a)	Maryland	1,723,000	5,749,000	228,000	1,723,000	5,977,000	7,700,000	364,000	1991	June	2006	33,000		30 Years
The Crescent (a)	Maryland	2,060,000	9,451,000	46,000	2,060,000	9,497,000	11,557,000	517,000	1989	August	2006	49,000		30 Years
2440 M Street	Washington, DC	12,500,000	37,321,000	921,000	12,500,000	38,242,000	50,742,000	1,351,000	1986/’06	March	2007	110,000		30 Years
Woodholme Medical Center (a)	Maryland	3,744,000	24,587,000	123,000	3,744,000	24,710,000	28,454,000	597,000	1996	June	2007	125,000		30 Years
Ashburn Farm Office Park (a)	Virginia	3,770,000	19,200,000	121,000	3,770,000	19,321,000	23,091,000	428,000	1998/’00/’02	June	2007	75,000		30 Years
CentreMed I & II	Virginia	2,062,000	12,506,000	16,000	2,062,000	12,522,000	14,584,000	188,000	1998	August	2007	52,000		30 Years
4661 Kenmore (f)	Virginia	3,764,000	0	252,000	3,764,000	252,000	4,016,000	0	n/a	August	2007	n/a		n/a

		$62,684,000	$299,296,000	$8,080,000	$62,684,000	$307,376,000	$370,060,000	$31,881,000				1,235,000

SCHEDULE III

(CONTINUED)

Properties	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2007			Accumulated Depreciation At December 31, 2007	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)
Retail Center
Takoma Park	Maryland	$415,000	$1,084,000	$95,000	$415,000	$1,179,000	$1,594,000	$1,035,000	1962	July	1963	51,000		50 Years
Westminster	Maryland	519,000	1,775,000	9,216,000	519,000	10,991,000	11,510,000	4,055,000	1969	September	1972	151,000		37 Years
Concord Centre	Virginia	413,000	850,000	3,218,000	413,000	4,068,000	4,481,000	2,512,000	1960	December	1973	76,000		33 Years
Wheaton Park	Maryland	796,000	857,000	4,009,000	796,000	4,866,000	5,662,000	2,407,000	1967	September	1977	72,000		50 Years
Bradlee	Virginia	4,152,000	5,383,000	7,042,000	4,152,000	12,425,000	16,577,000	7,102,000	1955	December	1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	4,151,000	1,549,000	8,455,000	10,004,000	4,105,000	1975	September	1985	49,000		50 Years
Montgomery Village Center	Maryland	11,625,000	9,105,000	1,868,000	11,625,000	10,973,000	22,598,000	3,585,000	1969	December	1992	198,000		50 Years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	12,664,000	5,838,000	15,643,000	21,481,000	1,953,000	1960	June	1994	134,000		50 Years
Frederick County Square	Maryland	6,561,000	6,830,000	2,251,000	6,561,000	9,081,000	15,642,000	4,140,000	1973	August	1995	227,000		30 Years
800 S. Washington Street	Virginia	2,904,000	5,489,000	(971,000)	2,904,000	4,518,000	7,422,000	1,488,000	1951/’55/’59/’90	June	1998	44,000		30 Years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	431,000	13,029,000	25,846,000	38,875,000	5,111,000	2000	June	2002	332,000		30 Years
Frederick Crossing (a)	Maryland	12,759,000	35,477,000	650,000	12,759,000	36,127,000	48,886,000	3,762,000	1999-2003	March	2005	295,000		30 Years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	118,000	4,928,000	13,143,000	18,071,000	923,000	1972	May	2006	82,000		30 Years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	1,215,000	11,612,000	23,625,000	35,237,000	1,370,000	1970	May	2006	143,000		30 Years

		$77,100,000	$134,983,000	$45,957,000	$77,100,000	$180,940,000	$258,040,000	$43,548,000				2,022,000

Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$7,238,000	$420,000	$9,916,000	$10,336,000	$6,688,000	1951	January	1963	179,000	307	30 Years
Roosevelt Towers (a)	Virginia	336,000	1,996,000	8,449,000	336,000	10,445,000	10,781,000	4,755,000	1964	May	1965	170,000	191	40 Years
Country Club Towers (a)	Virginia	299,000	2,562,000	11,810,000	299,000	14,372,000	14,671,000	5,855,000	1965	July	1969	163,000	227	35 Years
Park Adams (a)	Virginia	287,000	1,654,000	7,246,000	287,000	8,900,000	9,187,000	5,072,000	1959	January	1969	173,000	200	35 Years
Munson Hill Towers (a)	Virginia	322,000	3,337,000	12,785,000	322,000	16,122,000	16,444,000	8,580,000	1963	January	1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	4,356,000	17,102,000	10,949,000	4,356,000	28,051,000	32,407,000	10,926,000	1982	August	1996	252,000	253	30 Years
Walker House Apartments	Maryland	2,851,000	7,946,000	5,394,000	2,851,000	13,340,000	16,191,000	5,387,000	1971/2003	March	1996	159,000	212	30 Years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	9,123,000	3,900,000	22,535,000	26,435,000	7,331,000	1986	November	1997	226,000	195	30 Years
Avondale	Maryland	3,460,000	9,244,000	4,247,000	3,460,000	13,491,000	16,951,000	4,232,000	1987	September	1999	170,000	237	30 Years
Bennett Park (f)	Virginia	2,861,000	917,000	74,682,000	4,774,000	73,686,000	78,460,000	739,000	2007	February	2001	268,000	211	28 Years
The Clayborne (f)	Virginia	269,000	—	35,029,000	700,000	34,598,000	35,298,000	0	n/a	June	2003	n/a	n/a	n/a

		$19,361,000	$60,848,000	$186,952,000	$21,705,000	$245,456,000	$267,161,000	$59,565,000				2,019,000	2,312

Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$1,206,000	$950,000	$4,523,000	$5,473,000	$2,177,000	1980	September	1985	104,000		50 Years
Charleston Business Center	Maryland	2,045,000	2,091,000	770,000	2,045,000	2,861,000	4,906,000	964,000	1973	November	1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	2,086,000	4,744,000	2,135,000	2,086,000	6,879,000	8,965,000	2,887,000	1990	May	1995	166,000		30 Years
Crossroads Distribution Center	Maryland	894,000	1,946,000	885,000	894,000	2,831,000	3,725,000	1,146,000	1987	December	1995	85,000		30 Years
The Alban Business Center	Virginia	878,000	3,298,000	749,000	878,000	4,047,000	4,925,000	1,662,000	1981/’82	October	1996	87,000		30 Years
The Earhart Building	Virginia	916,000	4,129,000	1,532,000	916,000	5,661,000	6,577,000	2,316,000	1987	December	1996	92,000		30 Years
Ammendale Technology Park I	Maryland	1,335,000	6,466,000	2,245,000	1,335,000	8,711,000	10,046,000	3,641,000	1985	February	1997	167,000		30 Years
Ammendale Technology Park II	Maryland	862,000	4,996,000	1,901,000	862,000	6,897,000	7,759,000	2,514,000	1986	February	1997	107,000		30 Years
Pickett Industrial Park	Virginia	3,300,000	4,920,000	1,327,000	3,300,000	6,247,000	9,547,000	2,300,000	1973	October	1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	4,971,000	25,670,000	10,205,000	4,971,000	35,875,000	40,846,000	13,179,000	1968/’91	May	1998	787,000		30 Years
8900 Telegraph Road	Virginia	372,000	1,489,000	160,000	372,000	1,649,000	2,021,000	609,000	1985	September	1998	32,000		30 Years
Dulles South IV	Virginia	913,000	5,997,000	888,000	913,000	6,885,000	7,798,000	1,936,000	1988	January	1999	83,000		30 Years
Sully Square	Virginia	1,052,000	6,506,000	689,000	1,052,000	7,195,000	8,247,000	2,042,000	1986	April	1999	95,000		30 Years
Amvax	Virginia	246,000	1,987,000	(2,000)	246,000	1,985,000	2,231,000	548,000	1986	September	1999	31,000		30 Years

SCHEDULE III

(CONTINUED)

Properties	Location	Initial Cost (b)		Net Improvements (Retirements) since Acquisition	Gross Amounts at which carried at December 31, 2007			Accumulated Depreciation At December 31, 2007	Year of Construction	Date of Acquisition		Net Rentable Square Feet (e)	Units	Depreciation Life (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)
Sullyfield Center	Virginia	$ 2,803,000	$ 19,711,000	$ 1,230,000	$ 2,803,000	$ 20,941,000	$ 23,744,000	$ 4,161,000	1985	November	2001	244,000		30 Years
Fullerton Industrial	Virginia	2,465,000	8,397,000	645,000	2,465,000	9,042,000	11,507,000	1,518,000	1980/’82	January	2003	137,000		30 Years
8880 Gorman Road	Maryland	1,771,000	9,230,000	(100,000)	1,771,000	9,130,000	10,901,000	1,172,000	2000	March	2004	141,000		30 Years
Dulles Business Park (a)	Virginia	6,085,000	50,504,000	1,544,000	6,085,000	52,048,000	58,133,000	6,312,000	1999/’04/’05	December/ April	‘04/’05	324,000		30 Years
Albermarle Point	Virginia	6,159,000	40,154,000	380,000	6,159,000	40,534,000	46,693,000	3,916,000	2001/’03/’05	July	2005	207,000		30 Years
Hampton	Maryland	7,048,000	16,223,000	719,000	7,048,000	16,942,000	23,990,000	1,356,000	1989/’05	February	2006	302,000		30 Years
9950 Business Parkway	Maryland	2,035,000	9,236,000	37,000	2,035,000	9,273,000	11,308,000	632,000	2005	May	2006	102,000		30 Years
270 Technology Park	Maryland	4,704,000	21,115,000	79,000	4,704,000	21,194,000	25,898,000	840,000	1986-1987	February	2007	157,000		30 Years

		$53,890,000	$252,126,000	$29,224,000	$53,890,000	$281,350,000	$335,240,000	$57,828,000				3,781,000	—

Total		$359,399,000	$1,297,982,000	$435,380,000	$361,743,000	$1,731,018,000	$2,092,761,000	$338,468,000				12,762,000	2,312

NOTES:

a)	At December 31, 2007, our properties were encumbered by non-recourse mortgage amounts as follows: $33,417,000 on West Gude Drive, $22,641,000 on The Ridges and The Crescent, $46,644,000 on Prosperity Medical Center, $10,286,000 on Shady Grove Medical Village, $5,428,000 on 9707 Medical Center Drive, $8,613,000 on 15005 Shady Grove Road, $4,762,000 on Plum Tree Medical Center, $21,176,000 on Woodholme Medical Center, $5,499,000 on Ashburn Farm Office Park II, $23,783,000 on Frederick Crossing, $8,360,000 on Roosevelt Towers, $7,755,000 on Country Club Towers, $9,625,000 on Park Adams, $10,560,000 on Munson Hill Towers, $13,700,000 on the Ashby, and $20,235,000 on Dulles Business Park.

b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative fair values.

c)	At December 31, 2007, total land, buildings and improvements are carried at $2,161,547,000 for federal income tax purposes.

d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e)	Residential properties are presented in gross square feet.

f)	As of December 31, 2007, WRIT had under development a residential and retail project with 224 apartment units (211 units had been completed at year-end) and 5,800 square feet of retail space in Arlington, VA (Bennett Park), a mixed-use project with 75 residential units and 2,700 square feet of retail space in Alexandria, VA (The Clayborne Apartments at South Washington), and an office project with 540,000 square feet of office space and a parking garage to be developed in two phases in Herndon, VA (Dulles Station). As of December 31, 2007, the Dulles Station Phase I garage had been completed. WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future medical office development. The total land value not yet placed in service of our development projects at December 31, 2007 was $29.1 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2007, 2006 and 2005:

(In Thousands)	2007	2006	2005
Real Estate Assets
Balance, beginning of period	$1,716,457	$1,309,160	$1,162,448
Additions—property acquisitions*	313,355	295,853	149,696
—improvements*	106,298	111,784	50,858
Deductions—write-off of disposed assets	(454)	(340)	(4,099)
Deductions—property sales	(42,895)	—	(49,743)

Balance, end of period	$2,092,761	$1,716,457	$1,309,160

Accumulated Depreciation
Balance, beginning of period	$290,003	$240,153	$213,173
Additions—depreciation	62,274	50,190	43,876
Deductions—write-off of disposed assets	(454)	(340)	(4,099)
Deductions—property sales	(13,355)	—	(12,797)

Balance, end of period	$338,468	$290,003	$240,153

*	Includes non-cash accruals for capital items and assumed mortgages.