Form 10-Q
period 2008-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2008-05-09
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares outstanding of common stock, as of May 8, 2008: 46,817,852

WASHINGTON REAL ESTATE INVESTMENT TRUST

Part I

FINANCIAL INFORMATION

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Statement of Changes in Shareholders’ Equity reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2007 included in the Trust’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	March 31, 2008	December 31, 2007
Assets
Land	$336,710	$328,951
Income producing property	1,674,319	1,635,169

	2,011,029	1,964,120
Accumulated depreciation and amortization	(349,926)	(331,991)

Net income producing property	1,661,103	1,632,129
Development in progress	58,784	98,321

Total real estate held for investment, net	1,719,887	1,730,450
Investment in real estate held for sale, net	23,614	23,843
Cash and cash equivalents	12,858	21,488
Restricted cash	7,637	6,030
Rents and other receivables, net of allowance for doubtful accounts of $4,754 and $4,227, respectively	39,008	36,595
Prepaid expenses and other assets	87,515	78,517
Other assets related to properties held for sale	1,679	1,403

Total assets	$1,892,198	$1,898,326

Liabilities
Notes payable	$918,783	$879,123
Mortgage notes payable	251,539	252,484
Lines of credit	174,500	192,500
Accounts payable and other liabilities	57,590	63,543
Advance rents	9,383	9,552
Tenant security deposits	10,462	10,487
Other liabilities related to properties held for sale	417	317

Total liabilities	1,422,674	1,408,006

Minority interest	3,786	3,776

Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 46,716 and 46,682 shares issued and outstanding	468	468
Additional paid-in capital	563,174	561,492
Distributions in excess of net income	(96,660)	(75,416)
Accumulated other comprehensive income (loss)	(1,244)	—

Total shareholders’ equity	465,738	486,544

Total liabilities and shareholders’ equity	$1,892,198	$1,898,326

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenue
Real estate rental revenue	$70,278	$59,852

Expenses
Real estate expenses	23,133	18,706
Depreciation and amortization	20,525	16,126
General and administrative	3,080	2,883

	46,738	37,715

Real estate operating income	23,540	22,137

Other income (expense)
Interest expense	(17,664)	(14,384)
Other income	238	618
Loss on extinguishment of debt	(8,449)	—
Other income from life insurance proceeds	—	1,303

	(25,875)	(12,463)

Income (loss) from continuing operations	(2,335)	9,674

Discontinued operations:
Income from operations of properties held for sale	847	1,038

Net income (loss)	$(1,488)	$10,712

Basic net income (loss) per share
Continuing operations	$(0.05)	$0.22
Discontinued operations	0.02	0.02

Basic net income (loss) per share	$(0.03)	$0.24

Diluted net income (loss) per share
Continuing operations	$(0.05)	$0.21
Discontinued operations	0.02	0.03

Diluted net income (loss) per share	$(0.03)	$0.24

Weighted average shares outstanding – basic	46,623	44,931
Weighted average shares outstanding – diluted	46,623	45,153
Dividends declared and paid per share	$0.4225	$0.4125

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Share of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2007	46,682	$468	$561,492	$(75,416)	$—	$486,544
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,488)		(1,488)
Change in fair value of interest rate hedge					(1,244)	(1,244)

Total comprehensive income (loss)						(2,732)
Dividends	—	—	—	(19,756)		(19,756)
Shares issued under Dividend Reinvestment Program	31	—	1,051	—		1,051
Share options exercised	3	—	84	—		84
Share grants, net of share grant amortization and forfeitures	—	—	547	—		547

Balance, March 31, 2008	46,716	$468	$563,174	$(96,660)	$(1,244)	$465,738

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(1,488)	$10,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	20,525	16,775
Provision for losses on accounts receivable	808	511
Amortization of share grants	506	510
Loss on extinguishment of debt	8,449	—
Changes in other operating assets	(4,973)	(4,198)
Changes in other operating liabilities	(1,674)	5,494

Net cash provided by operating activities	22,153	29,804

Cash flows from investing activities
Real estate acquisitions, net	(9,319)	(154,418)
Capital improvements to real estate	(5,321)	(7,506)
Development in progress	(9,288)	(17,773)
Non-real estate capital improvements	(43)	(457)

Net cash used in investing activities	(23,971)	(180,154)

Cash flows from financing activities
Line of credit borrowings	—	99,200
Line of credit repayments	(18,000)	(69,000)
Dividends paid	(19,756)	(18,590)
Proceeds from equity offering under Dividend Reinvestment Program	1,051	—
Principal payments – mortgage notes payable	(944)	(8,706)
Proceeds from debt offering	100,026	150,750
Financing costs	(458)	(4,800)
Note repayments	(60,366)	—
Loss on extinguishment	(8,449)	—
Net proceeds from the exercise of share options	84	80

Net cash provided by financing activities	(6,812)	148,934

Net (decrease) in cash and cash equivalents	(8,630)	(1,416)
Cash and cash equivalents, beginning of period	21,488	8,721

Cash and cash equivalents, end of period	$12,858	$7,305

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$17,813	$13,843

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first three months of 2008.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Within these notes to the financial statements, we refer to the three months ended March 31, 2008 as the “2008 Quarter” and the three months ended March 31, 2007 as the “2007 Quarter”.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement on January 1, 2008 did not have a material impact on our financial statements. However, this statement requires us to provide expanded disclosures of our valuation techniques.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any assets or liabilities, and therefore the adoption of the statement did not have a material impact on our financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

On March 26, 2008, the FASB elected to proceed to a draft of FASB Staff Position APB 14-a (“the proposed FSP”). This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. When issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. The proposed FSP will be effective for fiscal years beginning after December 15, 2008. We believe that the adoption of the proposed FSP could have a significant impact on our financial statements if adopted in its current form due to our convertible debt outstanding, but have not quantified the impact because it is uncertain what the final FSP will require.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs, and delaying when restructuring related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008, and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is effective for fiscal years beginning after December 15, 2008. We are in the process of assessing the impact of the SFAS on our financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (FAS 161). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are in the process of assessing the impact of the SFAS on our financial statements.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Minority interest expense was $57,300 for the 2008 quarter and $52,300 for the 2007 Quarter. Quarterly distributions are made to the minority owners equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of March 31, 2008 and December 31, 2007, deferred financing costs of $20.2 million and $23.9 million, respectively, net of accumulated amortization of $4.4 million and $7.9 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in Interest Expense in the accompanying statements of income. The amortization of debt costs included in Interest Expense totaled $0.7 million for the 2008 Quarter and $0.5 million for the 2007 Quarter.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of March 31, 2008 and December 31, 2007 deferred leasing costs of $25.0 million and $23.8 million, respectively, net of accumulated amortization of $8.9 million and $8.3 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization of deferred leasing costs included in Amortization Expense for properties classified as continuing operations totaled $0.8 million for the 2008 Quarter and $0.7 million for the 2007 Quarter.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $16.8 million for the 2008 Quarter and $12.5 million for the 2007 Quarter. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.8 million for the 2008 Quarter and $1.3 million for the 2007 Quarter. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during 2008 and 2007 Quarters.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the 2008 and 2007 Quarters.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2008 and December 31, 2007 are as follows (in millions):

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$31.0	$12.1	$18.9	$31.3	$10.9	$20.4
Leasing Commissions/Absorption Costs	$33.8	$10.3	$23.5	$33.8	$8.8	$25.0
Net Lease Intangible Assets	$8.8	$4.6	$4.2	$8.9	$4.3	$4.6
Net Lease Intangible Liabilities	$22.6	$7.3	$15.3	$23.5	$6.3	$17.2

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Amortization of these components combined was $2.3 million for the 2008 Quarter and $2.3 million for the 2007 Quarter. No value had been assigned to Customer Relationship Value at March 31, 2008 or December 31, 2007.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicated that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at March 31, 2008 and December 31, 2007 consisted of $7.6 million and $6.0 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities the Company has at March 31, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and an interest rate hedge contract. The Company’s valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair value of these assets and liabilities at March 31, 2008 is as follows (in millions):

	March 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Supplemental Executive Retirement Plan	$0.7	$—	$0.7	$—
Liabilities:
Derivatives	$1.2	$—	$1.2	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 6 for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have any impact on earnings in the 2008 Quarter. We did not have any cash flow hedges during 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

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

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of issuance. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period.

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

MARCH 31, 2008

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $1.2 million for the 2008 Quarter to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded no other comprehensive income or loss for 2007.

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2008	December 31, 2007
Office buildings	$812,107	$817,508
Medical office buildings	355,505	354,485
Retail centers	264,410	257,966
Multifamily properties	263,014	229,241
Industrial/Flex properties	315,993	304,920

	2,011,029	$1,964,120

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development in our office and multifamily sectors. In the multifamily sector, Bennett Park was substantially completed in the fourth quarter of 2007, and The Clayborne Apartments were substantially completed in the first quarter of 2008. At Dulles Station, the building shell completion occurred early in the third quarter 2007. The cost of our real estate portfolio in development is illustrated below (in thousands):

	March 31, 2008	December 31, 2007
Office buildings	$52,398	$56,311
Medical office buildings	4,084	4,016
Retail centers	91	74
Multifamily	2,097	37,920
Industrial/Flex properties	114	—

	$58,784	$98,321

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Two office properties, Maryland Trade Centers I and II, were sold as of September 30, 2007 and classified as held for sale as of March 31, 2007. Properties are considered held for sale when they meet the criteria specified by SFAS No.144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Two industrial properties, Sullyfield Center and The Earhart Building, were initially classified as held for sale in November 2007. Senior management has committed to, and

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

actively embarked upon, a plan to sell the assets, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. The held for sale properties were classified as discontinued operations in the Statements of Income for the 2008 and 2007 Quarters.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues	$1,098	$2,742
Property expenses	(251)	(1,055)
Depreciation and amortization	—	(649)

	$847	$1,038

Operating results by property are summarized below (in thousands):

Property	Segment	Three Months Ended March 31,
		2008	2007
Maryland Trade Center I	Office	$—	$308
Maryland Trade Center II	Office	—	281
Sullyfield Center	Industrial	596	283
The Earhart Building	Industrial	251	166

		$847	$1,038

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include commercial office, medical office, retail, multifamily and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc., as well as by changing tenant and consumer requirements. Because the properties are located in the Washington metro region, the Company is subject to a concentration of credit risk related to these properties.

WRIT acquired the following property during the first three months of 2008:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The results of operations from this acquired property are included in the income statement as of the acquisition date.

The purchase of 6100 Columbia Park Road in February 2008 was funded with cash from operations and borrowings on our line of credit.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	(in thousands)
	March 31, 2008	December 31, 2007
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	46,502	46,644

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,212	10,286

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	20,080	20,235

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	23,664	23,783

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,391	5,428

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,742	4,762

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,577	8,613

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,267	33,417

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,550	22,641

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal is payable beginning November 1, 2007, and principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	21,106	21,176

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,448	5,499

	$251,539	$252,484

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value approximates the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $451.6 million and $449.3 million at March 31, 2008 and December 31, 2007, respectively. Scheduled principal payments for the remaining nine months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

Total Principal Payments
2008	$3,112
2009	54,285
2010	25,973
2011	13,339
2012	21,088
Thereafter	133,742

Total	$251,539

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2008, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

Credit Facility No. 1 replaced Credit Facility No. 3 (see below) on June 29, 2007. We had $52.0 million outstanding as of March 31, 2008 related to Credit Facility No. 1, and $1.4 million in Letters of Credit issued, with $21.6 million unused and available capacity. The balance under this facility was $70.0 million at December 31, 2007. During the quarter, $18.0 million was repaid, using the proceeds of the $100 million term loan issued February 21, 2008 (see Note 6). WRIT has the option to further increase the capacity under the facility up to $200 million to the extent the bank agrees to provide the additional commitment.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or SunTrust Bank’s prime rate. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For 2008 Quarter, we incurred interest expense (excluding facility fees) of $827,900, representing an average interest rate of 5.21% per annum.

In addition, we pay a facility fee, based on the credit rating of our publicly-issued debt, currently equal to 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2008 Quarter, we incurred facility fees of $17,900.

Credit Facility No. 2

We had $122.5 million outstanding as of March 31, 2008 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $138.6 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2007, $122.5 million was outstanding under this facility. There were no new advances under this facility during the 2008 Quarter.

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

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2008 and 2007 Quarters, we incurred interest expense (excluding facility fees) of approximately $1.6 million and $476,200 respectively, representing an average interest rate of 5.16% and 5.75%, respectively, per annum.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the 2008 and 2007 Quarters, we incurred facility fees of $93,100 and $75,000, respectively.

Credit Facility No. 3

Credit Facility No. 3 was replaced by Credit Facility No. 1 on June 29, 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. There were no borrowings outstanding and payable under the facility upon the termination of the agreement in June 2007. Interest only payments were due and payable on a monthly basis. We incurred $96,400 in interest expense (excluding facility fees) for the 2007 Quarter, representing an average interest rate of 5.90%.

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred facility fees of $26,300 for the 2007 Quarter.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2008.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 6: NOTES PAYABLE

On February 20, 1998, we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. On February 25, 2008, we repaid the $60 million outstanding principal balance under the MOPPRS notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which included $8.7 million for the remarketing option value paid to the remarketing dealer and accrued interest paid to the noteholders. Accordingly, WRIT recognized a loss on extinguishment of debt of $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. WRIT refinanced the repurchase of these notes, and refinanced a portion of the line outstanding, by issuing the $100 million 2-year term loan described below.

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

The senior convertible notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive for the 2008 and 2007 Quarters, and are not included in our earnings per share calculations.

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

On February 21, 2008 we entered into a $100 million unsecured term loan (the “2010 Term Loan”) with Wells Fargo Bank, National Association. The 2010 Term Loan has a maturity date of February 19, 2010 and bears interest at our option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the $100 million note, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The current interest rate, taking into account the swap, is 4.45% (2.95% plus 150 basis points) on a notional amount of $100 million. The interest rate swap agreement will settle contemporaneously with the maturity of the loan. This swap qualifies as a cash flow hedge as discussed in Note 1.

The following is a summary of our unsecured note borrowings (in thousands):

	March 31, 2008	December 31, 2007
6.74% notes due 2008	$—	$60,000
4.45% note due 2010	100,000	—
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	260,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,965)	(1,999)
Premium on notes issued	748	1,122

Total	$918,783	$879,123

The required principal payments excluding the effects of note discounts or premium for the remaining nine months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

2008	$—
2009	—
2010	100,000
2011	150,000
2012	50,000
Thereafter	620,000

$920,000

Interest on these notes is payable semi-annually, with the exception of the 2010 Term Loan, on which interest is payable monthly. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt,

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our note covenants as of March 31, 2008.

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

NOTE 7: BENEFIT PLANS

Share Options and Grants

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

	2008
	Shares	Wtd Avg Ex Price
Outstanding at January 1	438,000	24.40
Granted	—	—
Exercised	(3,000)	27.88
Expired/Forfeited	—	—

Outstanding at March 31	435,000	24.38
Exercisable at March 31	435,000	24.38

The 435,000 options outstanding at March 31, 2008, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $24.38 and a weighted average remaining contractual life of 3.9 years. The

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

aggregate intrinsic value of outstanding exercisable shares at March 31, 2008 was $3.9 million. The aggregate intrinsic value of options exercised in the 2008 Quarter was $10,000. There were no forfeitures of options in the 2008 Quarter.

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

In December 2006, the WRIT Board of Trustees approved a program providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award is in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award is in the form of performance share units. Performance targets are set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and former CEO was excluded from long-term awards under the program in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units based on the stock price at the end of the three-year period was approximately $1.6 million of which $25,000 and $104,000 were recognized during the 2008 and 2007 Quarters, respectively. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $2.0 million of which $2,000 and $107,000 were recognized during the 2008 and 2007 Quarters, respectively. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $2.1 million of which $164,000 was recognized during the 2008 Quarter. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 2,734 restricted share units awarded to other members of management in February 2008. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 4,783 restricted share units to officers in 2007 pursuant to elective short term incentive deferrals. In the first quarter 2008, WRIT granted 60 restricted share units on dividends. Performance and restricted share units awarded were valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2006	21,877	39.54
2007	62,572	32.96
2008	2,794	31.74

In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000 from $30,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The following are tables of activity for the quarter ended March 31, 2008 related to our share grants and restricted share unit grants.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Share Grants

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	271,650	28.97
Unvested at January 1	62,530	34.15
Granted	—	—
Vested during period	(7,815)	31.33
Expired/Forfeited	—	—

Unvested at March 31	54,715	34.56
Vested at March 31	279,465	29.03

There were no shares granted during the 2008 Quarter. The total fair value of shares vested during the Quarter ending March 31, 2008 is $0.2 million. As of March 31, 2008, the total compensation cost related to non-vested share awards not yet recognized was $1.2 million, which is expected to be recognized over a weighted-average period of 16 months on a straight-line basis.

Restricted Share Units

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	8,154	35.73
Unvested at January 1	80,831	34.35
Granted	2,794	31.74
Vested during period	(48)	33.42
Expired/Forfeited	(31)	31.70

Unvested at March 31	83,546	34.27
Vested at March 31	8,202	35.54

The value of unvested restricted share units at March 31, 2008 was $2.5 million, which is expected to be recognized as compensation cost over a period of 46 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the 2008 and 2007 Quarters was $0.5 million and $0.5 million, respectively. The expense related to the quarter ending March 31, 2007 includes $131,000 related to the accelerating vesting of the retiring CEO’s share grant awards as required by SFAS No. 123R – Shared Based Payments.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of $119,000 and $104,000 for the quarters ended March 31, 2008 and 2007, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $2.1 million at March 31, 2008 and at December 31, 2007. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO, who retired on May 31, 2007. Under this plan, upon the prior CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he was entitled to receive an annual benefit equal

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment which was not less than the present value of the estimated benefit payments to be made. At March 31, 2008 the accrued benefit liability was $2.0 million. For the quarters ended March 31, 2008 and 2007, we recognized current service cost of $33,000 and $63,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO will begin in July 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the quarters ended March 31, 2008 and 2007, we recognized current service cost of $85,000 and $53,000, respectively. This plan supersedes the split dollar life insurance plan terminated in April 2006. The Company terminated the split dollar agreements regaining ownership of the policies.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 8: SEGMENT INFORMATION

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Three Months Ended March 31,
	2008	2007
Office Buildings	42%	40%
Medical Office Buildings	15%	13%
Retail Centers	15%	18%
Multifamily Properties	13%	13%
Industrial/Flex Centers	15%	16%

The percentage of total real estate assets, at cost, for each of the five reportable operating segments (excluding properties held for sale and in-development) is as follows:

	March 31, 2008	December 31, 2007
Office Buildings	40%	42%
Medical Office Buildings	18%	18%
Retail Centers	13%	13%
Multifamily Properties	13%	12%
Industrial/Flex Centers	16%	15%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment revenues less direct segment operating expenses.

The following table presents revenues and net operating income for the three months ended March 31, 2008 and 2007 from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

Segment Information (in thousands):

Three Months Ended March 31, 2008
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$29,702	$10,734	$10,646	$8,814	$10,382	$—	$70,278
Real estate expenses	10,545	3,510	2,272	4,245	2,561	—	23,133

Real estate operating income	19,157	7,224	8,374	4,569	7,821	—	47,145

Depreciation and amortization							(20,525)
Interest expense							(17,664)
General and administration expense							(3,080)
Other income							238
Loss on extinguishment of debt							(8,449)
Income from discontinued operations							847

Net Income							$(1,488)

Capital expenditures	$2,073	$961	$365	$1,330	$592	$43	$5,364

Total assets	$764,727	$343,766	$235,279	203,683	$299,217	$45,526	$1,892,198

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Three Months Ended March 31, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$23,839	$7,701	$10,689	$8,173	$9,450	$—	$59,852
Real estate expenses	7,996	2,311	2,254	3,618	2,527	—	18,706

Real estate operating income	15,843	5,390	8,435	4,555	6,923	—	41,146

Depreciation and amortization							(16,126)
Interest expense							(14,384)
General and administration expense							(2,883)
Other income							618
Other income from life insurance proceeds							1,303
Income from discontinued operations							1,038

Net Income							$10,712

Capital expenditures	$2,950	$630	$186	$3,340	$400	$457	$7,963

Total assets	$692,418	$275,309	$231,838	$172,176	$293,716	$39,183	$1,704,640

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2008, the “2008 Quarter”, and the three months ended March 31, 2007, the “2007 Quarter”.

Forward Looking Statements

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the statements contained herein. The following important factors, in addition to those discussed elsewhere in our 2007 Annual Report on Form 10-K under the caption “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) changes in the capital markets; (n) terrorist attacks or actions; (o) acts of war; (p) weather conditions; (q) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (r) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington metro region. As of March 31, 2008, we owned a diversified portfolio of 91 properties, consisting of 14 retail centers, 26 general purpose office properties, 16 medical office buildings, 24 industrial/flex properties and 11 multifamily properties, totaling 13.0 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results in the first quarter of 2008 as compared to the first quarter of 2007 showed strong rental rate growth and a small decrease in overall occupancy. All commercial sectors are benefiting from the NOI contributions of the acquisitions in the last two years. The office sector experienced an NOI increase as occupancy continues to improve. The medical office and

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

industrial sectors also increased with some gains in rental rates. The multifamily NOI was flat due to lower occupancy caused by the fact that two properties were recently completed and are in lease-up. The retail sector experienced a small decrease in NOI due to higher bad debt expense.

We have made substantial progress on our ground-up development projects at Bennett Park, The Clayborne Apartments and Dulles Station. We substantially completed construction at Bennett Park in the fourth quarter of 2007, and began delivering units at The Clayborne in the first quarter of 2008. The two properties were 39% and 15% leased at the end of the 2008 quarter, respectively. At Dulles Station, the building shell completion occurred early in the third quarter 2007.

GENERAL

During the first three months of 2008 we completed the following significant transactions:

•	The acquisition of one industrial/flex property for $11.2 million adding approximately 150,000 square feet which was 78% leased at the end of the Quarter.

•

An agreement to acquire one medical office property, currently under construction, for $19.5 million. The purchase is expected to occur in the first quarter of 2009 and will add 85,300 square feet of medical office space.

•

The repayment of the $60 million outstanding principal balance under 6.74% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which amount included the $8.7 million remarketing option value paid to the remarketing dealer and accrued interest paid to the holders. The loss on extinguishment of debt was $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. WRIT refinanced the repurchase of these notes, and refinanced a portion of line outstandings, by issuing a $100 million 2-year term loan, which was swapped for a fixed rate of 4.45%.

•	The exercise of the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•	The investment of $9.3 million in our development projects, and the substantial completion of the Clayborne Apartments.

•	The execution of new leases for 270,000 square feet of commercial space, with an average rental rate increase of 16.4%.

During the first three months of 2007 we completed the following significant transactions:

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement on January 1, 2008 did not have a material impact on our financial statements. However, this statement requires us to provide expanded disclosures of our valuation techniques.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any assets or liabilities, and therefore the adoption of the statement did not have a material impact on our financial statements.

On March 26, 2008, the FASB elected to proceed to a draft of FASB Staff Position APB 14-a (“the proposed FSP”). This proposed guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. When issued in final form, the guidance will significantly impact the accounting of the Company’s convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share would not be affected, other than the impact on net income from the debt discount amortization. The proposed FSP will be effective for fiscal years beginning after December 15, 2008. We believe that the adoption of the proposed FSP could have a significant impact on our financial statements if adopted in its current form due to our convertible debt outstanding, but have not quantified the impact because it is uncertain what the final FSP will require.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

effective for fiscal years beginning after December 15, 2008. We are in the process of assessing the impact of the SFAS on our financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (FAS 161). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 160 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are in the process of assessing the impact of the SFAS on our financial statements.

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

MARCH 31, 2008

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

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of March 31, 2008 or December 31, 2007.

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

Under SFAS 144, properties are classified as discontinued operations if the following conditions are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the property after the disposal transaction. Revenues and expenses of properties that are either sold or classified as held for sale are treated as discontinued operations for all periods presented in the Statements of Income. As of March 31, 2008 and December 31, 2007 there were two properties classified as discontinued operations on our Consolidated Balance Sheets. These two properties are classified as held for sale.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first three months of 2008 and 2007.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold in the first three months of 2008 or 2007.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters ended March 31, 2008 and 2007. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. One property was acquired during the 2008 Quarter and three properties were acquired during the 2007 Quarter. Four properties were classified as held for sale or sold during the 2008 and 2007 Quarters.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue for properties classified as continuing operations is summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2008	2007	Change
			$	%
Minimum base rent	$61,186	52,892	$8,294	15.7%
Recoveries from tenants	7,860	5,818	2,042	35.1%
Parking and other tenant charges	1,232	1,142	90	7.9%

	$70,278	$59,852	$10,426	17.4%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $8.3 million (15.7%) in the 2008 Quarter compared to the 2007 Quarter primarily due to the non- core properties. Non-core properties accounted for $7.2 million of the increase in minimum base rent in the 2008 Quarter over the 2007 Quarter and $1.0 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2008 Quarter increased $1.1 million over the prior year driven by increased occupancy in the office and residential sectors and increases in rental rate growth in all sectors.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

A summary of consolidated economic occupancy from continuing operations by sector follows:

	Three Months Ended March 31,
	2008	2007	Change
Office Buildings	95.5%	92.8%	2.7%
Medical Office Buildings	97.9%	99.2%	(1.3)%
Retail Centers	95.3%	94.6%	0.7%
Multifamily Properties	79.6%	90.6%	(11.0)%
Industrial/Flex Centers	94.5%	95.2%	(0.7)%

Total	93.1%	93.9%	(0.8)%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall consolidated economic occupancy decreased 80 basis points for the 2008 Quarter as compared to the 2007 Quarter. Occupancy in the multifamily sector decreased by 11.0% because the newly-developed Bennett Park and Clayborne apartments have been placed into service and are in the initial lease-up phase. Bennett Park and Clayborne were 39% and 15% leased at the end of the 2008 Quarter, respectively. Occupancy in the office sector improved 270 basis points due primarily to leasing activity at 7900 Westpark and West Gude.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses, for properties classified as continuing operations, are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2008	2007	Change
			$	%
Property operating expenses	$16,539	$13,630	$2,909	21.3%
Real estate taxes	6,594	5,076	1,518	29.9%

	$23,133	$18,706	$4,427	23.7%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 32.9% of revenue in the 2008 Quarter and 31.2% of the revenue in the 2007 Quarter. Property operating expenses increased $2.9 million as a result of higher utility costs and administrative expenses. Non-core properties accounted for $2.7 million of the increase and core properties increased $0.2 million. Non-core properties were $1.1 million of the $1.5 million increase in real estate taxes over the 2007 Quarter. Core real estate taxes increased $0.4 million over the 2007 Quarter due to higher property value assessments.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Three Months Ended March 31,
	2008	2007	Change
			$	%
Depreciation & amortization	$20,525	$16,126	$4,399	27.3%
Interest expense	17,664	14,384	3,280	22.8%
Loss on extinguishment of debt	8,449	—	8,449	—
General & administrative	3,080	2,883	197	6.8%

	$49,718	$33,393	$16,325	48.9%

Depreciation and amortization expense increased $4.4 million (27.3%) to $20.5 million in the 2008 Quarter from $16.1 million in the 2007 Quarter due primarily to acquisitions and placing development projects into service.

General and administrative expenses increased approximately $0.2 million in the 2008 Quarter compared to the 2007 Quarter. This increase is due primarily to higher trustee compensation and higher administrative depreciation for computer software and implementation costs and corporate office expansion.

The loss on extinguishment of debt is a non-recurring charge associated with the refinancing of $60 million of 10-yaer Mandatory Par Put Remarketed Securities (“MOPPRS”) with a $100 million 2-year term loan in February 2008. WRIT entered into a $100 million unsecured term loan which was swapped for a fixed rate of 4.45% to refinance the extinguished debt.

Interest expense increased $3.3 million to $17.7 million in the 2008 Quarter from $14.4 million in the 2007 Quarter, as 2007 acquisitions were funded primarily by debt. Mortgage interest also increased $0.4 million for the 2008 Quarter due to the mortgage assumptions on some acquisitions in 2007. Capitalized interest decreased $0.5 million because the Bennett Park and Clayborne development projects were placed into service in the fourth quarter of 2007 and first quarter of 2008, respectively.

A summary of interest expense for the Quarter ended March 31, 2008 and 2007, respectively, appears below (in millions):

	Three Months Ended March 31,
Debt Type	2008	2007	$ Change
Notes payable	$12.0	$11.5	$0.5
Mortgages	3.8	3.4	0.4
Lines of credit	2.7	0.8	1.9
Capitalized interest	(0.8)	(1.3)	0.5

Total	$17.7	$14.4	$3.3

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

WRIT did not dispose of any assets in the 2008 Quarter.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

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

Operating results of the properties classified as discontinued operations for the 2008 and 2007 Quarters are summarized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change
Revenues	$1,098	$2,742	$(1,644)
Property expenses	(251)	(1,055)	804
Depreciation and amortization	—	(649)	649

	$847	$1,038	$(191)

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

2008 Quarter Compared to the 2007 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2008 Quarter compared to the 2007 Quarter. All amounts are in thousands except percentage amounts.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$60,302	$58,567	$1,735	3.0%
Non-core (1)	9,976	1,285	8,691	676.3%

Total Real Estate Rental Revenue	$70,278	$59,852	$10,426	17.4%
Real Estate Expenses
Core	$18,970	$18,349	$621	3.4%
Non-core (1)	4,163	357	3,806	1,066.1%

Total Real Estate Expenses	$23,133	$18,706	$4,427	23.7%
Net Operating Income
Core	$41,332	$40,218	$1,114	2.8%
Non-core (1)	5,813	928	4,885	526.4%

Total Net Operating Income	$47,145	$41,146	$5,999	14.6%

Reconciliation to Net Income
NOI	$47,145	$41,146
Other income	238	618
Interest expense	(17,664)	(14,384)
Depreciation and amortization	(20,525)	(16,126)
General and administrative expenses	(3,080)	(2,883)
Other income – life insurance proceeds	—	1,303
Loss on extinguishment of debt	(8,449)	—
Discontinued operations(2)	847	1,038

Net Income (loss)	$(1,488)	$10,712

Economic Occupancy	Three Months Ended March 31,
	2008	2007
Core	95.3%	93.8%
Non-core (1)	80.6%	99.3%

Total	93.1%	93.9%

(1)	Non-core properties include:

2008 acquisitions – 6100 Columbia Park Road

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed and 2000 M Street

2008 and 2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

(2)	Discontinued operations include income from operations for:

2008 Quarter and 2007 Quarter held for sale – Sullyfield Center and The Earhart Building

2007 Quarter sold properties – Maryland Trade Centers I & II

We recognized NOI of $47.1 million in the 2008 Quarter, which was $6.0 million or 14.6% greater than in the 2007 Quarter due primarily to our acquisitions in 2007. The non-core properties contributed $5.8 million in NOI in the 2008 Quarter (12.3% of total NOI).

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

Core properties experienced a $1.1 million increase (2.8%) in NOI due to a $1.7 million increase in revenue offset somewhat by a $0.6 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office and retail sectors, as well as increased rental rates. The increase in core expenses was driven primarily by higher utilities in the office sector.

Overall economic occupancy decreased from 93.9% in the 2007 Quarter to 93.1% in the 2008 Quarter as non-core economic occupancy decreased from 99.3% to 80.6%, because the newly-developed Bennett Park and Clayborne were placed into service and are in the initial lease-up phase. As of March 31, 2008, 13.5% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2008 Quarter we executed new leases for 270,000 square feet at an average rental rate increase of 16.4%. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$24,267	$23,212	$1,055	4.5%
Non-core (1)	5,435	627	4,808	766.8%

Total Real Estate Rental Revenue	$29,702	$23,839	$5,863	24.6%

Real Estate Expenses
Core	$8,434	$7,837	$597	7.6%
Non-core (1)	2,111	159	1,952	1,227.7%

Total Real Estate Expenses	$10,545	$7,996	$2,549	31.9%
Net Operating Income
Core	$15,833	$15,375	$458	3.0%
Non-core (1)	3,324	468	2,856	610.3%

Total Net Operating Income	$19,157	$15,843	$3,314	20.9%

Economic Occupancy	Three Months Ended March 31,
	2008	2007
Core	95.4%	92.6%
Non-core (1)	96.1%	100.0%

Total	95.5%	92.8%

(1)	Non-core properties include:

2008 and 2007 in development – Dulles Station

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

The office sector recognized NOI of $19.2 million in the 2008 Quarter, which was $3.3 million or 20.9% higher than in the 2007 Quarter due primarily to the NOI contribution of the properties acquired in 2007. Those properties contributed $2.9 million to the increase in NOI. Core office sector NOI was $0.5 million (3.0%) higher than in the comparable quarter in 2007 due primarily to increased occupancy and rental rates.

Core economic occupancy increased to 95.4% from 92.6% as a result of the leasing activity at 7900 Westpark and West Gude.

As of March 31, 2008, 11.1% of the total office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 150,000 square feet of office space with an 18.1% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

Medical Office Sector

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$7,335	$7,433	$(98)	(1.3)%
Non-core(1)	3,399	268	3,131	1,168.4%

Total Real Estate Rental Revenue	$10,734	$7,701	$3,033	39.4%
Real Estate Expenses
Core	$2,252	$2,218	$34	1.5%
Non-core(1)	1,258	93	1,165	1,252.7%

Total Real Estate Expenses	$3,510	$2,311	$1,199	51.9%
Net Operating Income
Core	$5,083	$5,215	$(132)	(2.5)%
Non-core(1)	2,141	175	1,966	1,123.4%

Total Net Operating Income	$7,224	$5,390	$1,834	34.0%

Economic Occupancy	Three Months Ended March 31,
	2008	2007
Core	98.4%	99.2%
Non-core (1)	96.8%	100.0%

Total	97.9%	99.2%

(1)	Non-core properties include:

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed

The medical office sector recognized NOI of $7.2 million in the 2008 Quarter which was $1.8 million or 34.0% higher than the 2007 Quarter due to the properties acquired in 2007. The acquired properties contributed $2.0 million to the increase in NOI. Core medical office sector NOI was slightly lower than 2007 primarily due to decreased occupancy.

Core economic occupancy decreased 80 basis points in the 2008 Quarter as compared to the 2007 Quarter and as of March 31, 2008, 10.4% of the total medical office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 13,000 square feet of medical office space with a 17.7% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

Retail Sector

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Total	$10,646	$10,689	$(43)	(0.4)%

Real Estate Expenses
Total	$2,272	$2,254	$18	0.8%

Net Operating Income
Total	$8,374	$8,435	$(61)	(0.7)%

Economic Occupancy	Three Months Ended September 30,
	2008	2007
Total	95.3%	94.6%

Retail sector NOI decreased slightly in the 2008 Quarter from the 2007 Quarter due to higher bad debt expense.

Occupancy increased by 70 basis points compared to the 2007 Quarter primarily due to the lease-up of Montrose Crossing. As of March 31, 2008, 15.6% of the total retail square footage leased is scheduled to expire in the next twelve months. We executed new leases for 17,000 square feet of retail space at an average rent increase of 22.4%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

Multifamily Sector

	Three Months Ended March 31
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$8,435	$8,173	$262	3.2%
Non-core (1)	379	—	379	—

Total Real Estate Rental Revenue	$8,814	$8,173	$641	7.8%

Real Estate Expenses
Core	$3,638	$3,618	$20	0.6%
Non-core (1)	607	—	607	—

Total Real Estate Expenses	$4,245	$3,618	$627	17.3%

Net Operating Income
Core	$4,797	$4,555	$242	5.3%
Non-core (1)	(228)	—	(228)	—

Total Net Operating Income	$4,569	$4,555	$14	0.3%

Economic Occupancy	Three Months Ended March 31
	2008	2007
Core	92.7%	90.6%
Non-core (1)	18.0%	N/A

Total	79.6%	90.6%

(1)	Non-core properties include:

2008 and 2007 in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat due to a $0.6 million increase in revenue offset by a $0.6 million increase in non-core expenses related to the development properties, Bennett Park and Clayborne. Core revenues were higher in the 2008 Quarter due to increased occupancy and rental rate growth.

Occupancy decreased by 11.0% compared to the 2007 Quarter because the newly-developed Bennett Park and Clayborne were placed into service and are in the initial lease-up phase. Bennett Park was 39% leased and Clayborne was 15% leased at the end of the 2008 Quarter.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

Industrial Sector

	Three Months Ended March 31
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$9,619	$9,060	$559	6.2%
Non-core (1)	763	390	373	95.6%

Total Real Estate Rental Revenue	$10,382	$9,450	$932	9.9%
Real Estate Expenses
Core	$2,374	$2,422	$(48)	(2.0)%
Non-core (1)	187	105	82	78.1%

Total Real Estate Expenses	$2,561	$2,527	$34	1.3%
Net Operating Income
Core	$7,245	$6,638	$607	9.1%
Non-core (1)	576	285	291	102.1%

Total Net Operating Income	$7,821	$6,923	$898	13.0%

Economic Occupancy	Three Months March 31
	2008	2007
Core	95.0%	95.1%
Non-core (1)	88.7%	97.7%

Total	94.5%	95.2%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

2007 acquisition – 270 Technology Park

The industrial sector recognized NOI of $7.8 million in the 2008 Quarter, which was $0.9 million (13.0%) greater than in the 2007 Quarter primarily due to a core rental rate increase of 2.2% and the acquisition of 270 Technology Park in February 2007.

Non-core properties contributed $0.3 million to the increase in NOI.

Core economic occupancy remained flat for the 2008 Quarter as compared to the 2007 Quarter. As of March 31, 2008, 15.8% of the total industrial square footage leased is scheduled to expire in the next twelve months. We executed new leases for 89,000 square feet of industrial space at an average rent increase of 8.3%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of March 31, 2008, we had approximately $12.9 million in cash and cash equivalents and $160.2 million available for borrowing under our unsecured credit facilities.

In January 2008, WRIT exercised a portion of the accordion feature on one of its unsecured revolving credit facilities. WRIT’s total borrowing capacity was increased to $337 million at a rate of LIBOR plus 0.425%. In February 2008, WRIT completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”). WRIT issued a $100 million 2-year term loan, which was swapped for a fixed rate of 4.45% to refinance the 6.74% debt. Also, $18.0 million under our unsecured credit facilities was repaid using the proceeds of the $100 million term loan. There were no new advances under the unsecured credit facilities during the 2008 Quarter.

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

As we review the results of the first three months and anticipate the business activity for the remainder of 2008, we expect to complete the year with significant capital requirements. For the twelve months ended December 31, 2008, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $35.1 million to invest in our existing portfolio of operating assets, including approximately $28.2 million to fund tenant-related capital requirements;

•	Approximately $12.4 million to invest in our development projects;

•	Approximately $100.0—$120.0 million to fund our expected property acquisitions;

•

In the first quarter of 2008, $8.7 million was used to fund a non-recurring charge, resulting from an extinguishment of debt on $60 million on 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”);

We expect to meet our capital requirements using cash generated by our real estate operations and through borrowings on our unsecured credit facilities, additional debt or equity capital raised in the public markets, possible asset dispositions or funding through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general, greater Washington metro regional or tenant economic downturns, unfavorable changes in the supply of competing properties, changes in the capital markets or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions, or make necessary routine capital improvements or undertake redevelopment opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value.

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

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

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private debt financings and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, conditions in the capital markets, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our shares. We will always analyze which source of capital is most advantageous to us at any particular point in time; however, the capital markets may not consistently be available on terms that are attractive.

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at March 31, 2008 is summarized as follows (in thousands):

Fixed rate mortgages	$251,539
Unsecured credit facilities	174,500
Unsecured notes payable	920,000

Total debt	$1,346,039

The $251.5 million in fixed rate mortgages, which includes $2.4 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.8% at March 31, 2008 and had a weighted average maturity of 4.8 years.

Our primary external source of liquidity is our two revolving credit facilities. At March 31, 2008 we had availability to borrow an additional $160.2 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, with an option for a one-year extension. Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility that expires in November 2010, with an option for a one-year extension.

In February, WRIT completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”), resulting in an $8.4 million non-recurring charge. WRIT entered into a $100 million unsecured term loan (the “Term Loan”), which was swapped for a fixed rate of 4.45% to refinance the extinguished debt. The 2010 Term Loan has a maturity date of February 19, 2010, and bears interest at WRIT’s option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the 2010 Term Loan, we entered into an interest rate swap agreement, which fixed the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. As a result of the interest rate swap agreement, the 2010 Term Loan bears interest at an effective fixed rate of 4.45% (2.95% plus 1.50% margin). The interest rate swap agreement will settle contemporaneously with the maturity of the 2010 Term Loan.

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2008 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
4.45% notes due 2010	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

5.35% notes due 2015	150,000
3.875% notes due 2026	260,000
7.25% notes due 2028	50,000

$920,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2007 10-K, all of which were met as of March 31, 2008.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. As of March 31, 2008 we were in compliance with all of our unsecured note covenants.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. Dividend and distribution payments were as follows for the 2008 and 2007 Quarters (in thousands):

	Three Months Ended March 31,
	2008	2007
Common dividends	$19,756	$18,590
Minority interest distributions	47	34

	$19,803	$18,624

Dividends paid for the 2008 Quarter increased as a result of a quarterly dividend rate increase from $0.4125 per share to $0.4225 per share in June 2007 and the addition of 1.6 million shares from the equity offering in June 2007.

Acquisitions and Development

During the 2008 Quarter we acquired one property:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200

During the 2007 Quarter we acquired three properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000

		Total 2007 Quarter	472,000	$154,700

The industrial acquisition in 2008 was funded with cash from operations and borrowings on our line of credit.

The purchase of 270 Technology Park in February 2007 was funded from proceeds of our convertible debt offering in January 2007. The purchase of Monument II in March 2007 was funded with proceeds from the January convertible debt offering and borrowings of $30 million on our line of credit. The purchase of the 2440 M Street property was funded by borrowings on our line of credit.

As of March 31, 2008, we had funded $184.4 million, in development and land costs, on three major development projects — Bennett Park, The Clayborne Apartments and Dulles Station. By the end of 2007, Bennett Park was placed in service; the property was 39% leased at quarter-end. During the 2008 Quarter, The Clayborne was placed into service; the property was

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

15% leased at quarter-end. Investment during the 2008 Quarter on these projects totaled $9.3 million compared to $17.8 million during the 2007 Quarter.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Three Months Ended March 31,
	2008	2007	Change
Cash provided by operating activities	$22.2	$29.8	$(7.6)
Cash used in investing activities	$(24.0)	$(180.1)	$156.1
Cash provided by financing activities	$(6.8)	$148.9	$(155.7)

Operations generated $22.2 million of net cash in the 2008 Quarter compared to $29.8 million of net cash generated during the comparable period in 2007. The decrease in cash flow was due primarily to higher interest payments in the 2008 Quarter driven by acquisitions during 2007, as well as income from life insurance proceeds in the 2007 Quarter. The level of net cash provided by operating activities is also affected by the timing of payment of expenses.

Our investing activities used net cash of $24.0 million in the 2008 Quarter compared to $180.1 million in the 2007 Quarter. The change is due to the fact that there was one acquisition in the 2008 period for $11.2 million, as compared to three acquisitions for $154.7 million in the 2007 Quarter. Also, spending on the development projects was $9.3 million in the 2008 Quarter compared to $17.8 million in the 2007 Quarter.

Our financing activities used net cash of $6.8 million in the 2008 Quarter compared to $148.9 million provided in the 2007 Quarter. This difference was due primarily to the proceeds from our convertible debt offering in the 2007 Quarter of $150.8 million.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Three Months Ended March 31,
	2008	2007
Earnings to fixed charges	(a)	1.5x
Debt service coverage	1.9x	2.6x

(a)

Due to the Trust’s loss from continuing operations during the 2008 Quarter, the coverage ratio was less than 1:1. The Trust must generate additional earnings of $3,092,000 to achieve a coverage of 1:1.

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the three months ended March 31, 2008 include the impact of the loss on extinguishment of debt of $8.4 million (see Consolidated Results of Operations in Item 2).

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

MARCH 31, 2008

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$(1,488)	$10,712
Adjustments:
Other income from life insurance proceeds	—	(1,303)
Depreciation and amortization	20,525	16,126
Discontinued operations depreciation & amortization	—	649

FFO as defined by NAREIT	$19,037	$26,184

WASHINGTON REAL ESTATE INVESTMENT TRUST

MARCH 31, 2008

(UNAUDITED)

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

In February 2008, we entered into an interest rate swap that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2007 Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	(a)	Exhibits

	4.	Instruments Defining Rights of Security Holders

		(nn)	Term Loan Agreement dated as of February 21, 2008 by and between Washington Real Estate Investment Trust and Wells Fargo Bank, National Association. (Incorporated herein by reference to Exhibit 4.1 to the Trust’s 8-K filed February 27, 2008.)

	10.	Management Contracts, Plans and Arrangements

		(ii)	Amended Long Term Incentive Plan, effective January 1, 2008

	12.	Computation of Ratios

	31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

		(a)	Certification – Chief Executive Officer

		(b)	Certification – Executive Vice President

		(c)	Certification – Chief Financial Officer

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

Date May 9, 2008