Form 10-Q
period 2008-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2008-08-08
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008 Commission File Number: 1-6622

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

Number of shares outstanding of common stock, as of August 7, 2008: 49,467,772

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

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Land	$337,680	$328,951
Income producing property	1,693,384	1,635,169

	2,031,064	1,964,120
Accumulated depreciation and amortization	(368,200)	(331,991)

Net income producing property	1,662,864	1,632,129

Development in progress	58,760	98,321

Total real estate held for investment, net	1,721,624	1,730,450
Investment in real estate held for sale, net	—	23,843
Cash and cash equivalents	12,724	21,488
Restricted cash	48,868	6,030
Rents and other receivables, net of allowance for doubtful accounts of $5,585 and $4,227, respectively	37,096	36,595
Prepaid expenses and other assets	85,129	78,517
Other assets related to properties held for sale	—	1,403

Total assets	$1,905,441	$1,898,326

Liabilities
Notes payable	$918,834	$879,123
Mortgage notes payable	331,575	252,484
Lines of credit	15,000	192,500
Accounts payable and other liabilities	59,193	63,543
Advance rents	8,793	9,552
Tenant security deposits	10,436	10,487
Other liabilities related to properties held for sale	—	317

Total liabilities	1,343,831	1,408,006

Minority interest	3,791	3,776

Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 49,461 and 46,682 shares issued and outstanding	496	468
Additional paid-in capital	653,816	561,492
Distributions in excess of net income	(96,873)	(75,416)
Accumulated other comprehensive income	380	—

Total shareholders’ equity	557,819	486,544

Total liabilities and shareholders’ equity	$1,905,441	$1,898,326

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Real estate rental revenue	$69,768	$63,255	$140,046	$123,107
Expenses
Real estate expenses	22,803	19,542	45,936	38,248
Depreciation and amortization	21,198	16,632	41,723	32,758
General and administrative	3,111	5,367	6,191	8,250

	47,112	41,541	93,850	79,256

Real estate operating income	22,656	21,714	46,196	43,851

Other income (expense)
Interest expense	(17,582)	(15,298)	(35,246)	(29,682)
Other income	220	420	458	1,038
Loss on extinguishment of debt	—	—	(8,449)	—
Other income from life insurance proceeds	—	—	—	1,303

	(17,362)	(14,878)	(43,237)	(27,341)

Income from continuing operations	5,294	6,836	2,959	16,510

Discontinued operations:
Gain on sale of real estate	15,275	—	15,275	—
Income from operations of properties held for sale	639	1,501	1,486	2,539

Net income	$21,208	$8,337	$19,720	$19,049

Basic net income per share
Continuing operations	$0.11	$0.15	$0.06	$0.37
Discontinued operations	0.33	0.03	0.36	0.05

Basic net income per share	$0.44	$0.18	$0.42	$0.42

Diluted net income per share
Continuing operations	$0.11	$0.15	$0.06	$0.36
Discontinued operations	0.33	0.03	0.36	0.06

Diluted net income per share	$0.44	$0.18	$0.42	$0.42

Weighted average shares outstanding – basic	47,933	45,490	47,278	45,212
Weighted average shares outstanding – diluted	48,148	45,658	47,495	45,407
Dividends declared and paid per share	$0.4325	$0.4225	$0.8550	$0.8350

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2007	46,682	$468	$561,492	$(75,416)	$—	$486,544
Comprehensive income:
Net income	—	—	—	19,720		19,720
Change in fair value of interest rate hedge					380	380

Total comprehensive income						20,100
Dividends	—	—	—	(41,177)		(41,177)
Equity offering	2,600	26	86,657			86,683
Shares issued under Dividend Reinvestment Program	80	1	2,559	—		2,560
Share options exercised	99	1	2,136	—		2,137
Share grants, net of share grant amortization and forfeitures	—	—	972	—		972

Balance, June 30, 2008	49,461	$496	$653,816	$(96,873)	$380	$557,819

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$19,720	$19,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	41,723	33,655
Provision for losses on accounts receivable	1,679	948
Amortization of share grants	1,031	1,598
Gain on sale of real estate	(15,275)	—
Loss on extinguishment of debt	8,449	—
Changes in operating other assets	(2,182)	(3,500)
Changes in operating other liabilities	3,314	14,406

Net cash provided by operating activities	58,459	66,156

Cash flows from investing activities
Real estate acquisitions, net	(16,842)	(200,123)
Net cash received for sale of real estate	40,231	—
Restricted cash – tax free exchange escrow	(40,231)	—
Capital improvements to real estate	(18,016)	(20,341)
Development in progress	(13,556)	(34,359)
Non-real estate capital improvements	(224)	(2,359)

Net cash used in investing activities	(48,638)	(257,182)

Cash flows from financing activities
Line of credit borrowings	—	161,200
Line of credit repayments	(177,500)	(126,700)
Dividends paid	(41,177)	(38,402)
Proceeds from equity offering under Dividend Reinvestment Program	2,560	—
Proceeds from mortgage notes payable	81,029	—
Principal payments – mortgage notes payable	(1,938)	(9,548)
Proceeds from debt offering	100,076	150,809
Financing costs	(1,640)	(4,887)
Net proceeds from equity offering	86,683	57,790
Note repayments	(60,366)	—
Loss on extinguishment	(8,449)	—
Net proceeds from the exercise of share options	2,137	176

Net cash provided by (used in) financing activities	(18,585)	190,438

Net (decrease) in cash and cash equivalents	(8,764)	(588)
Cash and cash equivalents, beginning of period	21,488	8,721

Cash and cash equivalents, end of period	$12,724	$8,133

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$35,248	$26,765

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale are expected to be reinvested in a replacement property.

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

Within these notes to the financial statements, we refer to the three and six months ended June 30, 2008 as the “2008 Quarter” and the “2008 Period”, respectively, and the three and six months ended June 30, 2007 as the “2007 Quarter” and the “2007 Period”, respectively.

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

JUNE 30, 2008

(UNAUDITED)

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is effective for fiscal years beginning after December 15, 2008. The statement will require us to change the presentation only of minority interest on our financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (FAS 161). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. This statement will require us to provide expanded disclosures only of our interest rate hedge contract.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-a (“the FSP”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance will significantly impact the accounting of the Company’s convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. The calculation of earnings-per-share will not be affected, other than the impact on net income from the debt discount amortization. The FSP will be effective for fiscal years beginning after December 15, 2008. We believe that the adoption of the proposed FSP will have a significant impact on our financial statements due to our convertible debt outstanding and are in the process of quantifying the impact.

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

JUNE 30, 2008

(UNAUDITED)

We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. When the collection of a receivable is deemed doubtful in the same quarter that the receivable was established, then the allowance for that receivable is recognized as an offset to real estate revenues. When a receivable that was initially established in a prior quarter is deemed doubtful, then the allowance is recognized as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Reserves are established for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligation.

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

Minority interest expense was $52,800 and $110,200 for the 2008 Quarter and 2008 Period, respectively, and $52,900 and $105,200 for the 2007 Quarter and 2007 Period, respectively. Quarterly distributions are made to the minority owners equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of June 30, 2008 and December 31, 2007, deferred financing costs of $21.4 million and $23.9 million, respectively, net of accumulated amortization of $5.0 million and $7.9 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization is included in Interest Expense in the accompanying statements of income. The amortization of debt costs included in Interest Expense totaled $0.6 million and $1.3 million for the 2008 Quarter and 2008 Period, respectively, and $0.6 million and $1.1 million for the 2007 Quarter and the 2007 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of June 30, 2008 and December 31, 2007 deferred leasing costs of $26.1 million and $23.8 million, respectively, net of accumulated amortization of $9.3 million and $8.3 million, were included in Prepaid Expenses and Other Assets on the balance sheets. The amortization of deferred leasing costs included in Amortization Expense for properties classified as continuing operations totaled $0.8 million and $1.7 million for the 2008 Quarter and the 2008 Period, respectively, and $0.7 million and $1.5 million for the 2007 Quarter and the 2007 Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $17.2 million and $34.0 million for the 2008 Quarter and Period, respectively, and $13.6 million and $26.1 million for the 2007 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.7 million and $1.4 million for the 2008 Quarter and Period, respectively, and $1.6 million and $2.9 million for the 2007 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no property impairments recognized during 2008 and 2007 Quarters and 2008 and 2007 Periods.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the 2008 and 2007 Quarters and 2008 and 2007 Periods.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2008 and December 31, 2007 are as follows (in millions):

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$31.3	$13.5	$17.8	$31.3	$10.9	$20.4
Leasing Commissions/Absorption Costs	$34.1	$12.0	$22.1	$33.8	$8.8	$25.0
Net Lease Intangible Assets	$8.8	$5.0	$3.8	$8.9	$4.3	$4.6
Net Lease Intangible Liabilities	$22.8	$8.2	$14.6	$23.5	$6.3	$17.2

Amortization of these components combined was $2.5 million and $4.7 million for the 2008 Quarter and Period, respectively, and $2.0 million and $4.2 million for the 2007 Quarter and Period, respectively. In addition, we have a below-market ground lease intangible asset from a 2007 acquisition with a gross carrying value of $12.1 million as of June 30, 2008. No value had been assigned to Customer Relationship Value at June 30, 2008 or December 31, 2007.

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

Restricted Cash

Restricted cash at June 30, 2008 and December 31, 2007 consisted of $48.9 million and $6.0 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. The balance at June 30, 2008 includes proceeds from the sale of real estate of $40.2 million escrowed in a tax free property exchange account (see Note 3).

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities the Company has at June 30, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and an interest rate hedge contract. The Company’s valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair value of these assets and liabilities at June 30, 2008 is as follows (in millions):

	June 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$0.8	$—	$0.8	$—

Derivatives	$0.4	$—	$0.4	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 6 for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The hedge was deemed effective in the 2008 Quarter and Period. We did not have any cash flow hedges during 2007.

Stock Based Compensation

We maintained a Share Grant Plan and Incentive Stock Option Plans as described in Note 7, and pursuant to those plans we made restricted share grants and granted share options to officers, eligible employees and trustees. Officer share grants vesting over five years vest in annual installments commencing one year after the date of grant, and share grants vesting over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Officer and non-officer employee restricted share units, granted under an amendment to the Share Grant Plan, vest over five years. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

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

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” “Basic earnings per share” excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, and then shared in our earnings. Sources of potentially dilutive common shares are our share based payment plans, operating partnership units and senior convertible notes. The senior convertible notes were not dilutive for the three and six months ended June 30, 2008 or June 30, 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted per share calculations:
Income from continuing operations	$5,294	$6,836	$2,959	$16,510
Discontinued operations including gain on sale of real estate	15,914	1,501	16,761	2,539

Net income	$21,208	$8,337	$19,720	$19,049

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	47,933	45,490	47,278	45,212
Effect of dilutive securities:
Employee stock options/restricted share awards and units	133	168	135	195
Operating partnership units	82	—	82	—

Denominator for diluted per share amounts	48,148	45,658	47,495	45,407

Income from continuing operations per share
Basic	$0.11	$0.15	$0.06	$0.37
Diluted	$0.11	$0.15	$0.06	$0.36
Discontinued operations including gain on disposal
Basic	$0.33	$0.03	$0.36	$0.05
Diluted	$0.33	$0.03	$0.36	$0.06
Net income per share
Basic	$0.44	$0.18	$0.42	$0.42
Diluted	$0.44	$0.18	$0.42	$0.42

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

Other Comprehensive Income (Loss)

We recorded other comprehensive income of $0.4 million for the period ended June 30, 2008 to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded no other comprehensive income or loss for 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2008	December 31, 2007
Office buildings	$817,110	$817,508
Medical office buildings	363,885	354,485
Retail centers	265,734	257,966
Multifamily properties	267,051	229,241
Industrial/Flex properties	317,284	304,920

	$2,031,064	$1,964,120

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

We have several properties in development in our office and multifamily sectors. In the multifamily sector, Bennett Park was substantially completed in the fourth quarter of 2007, and The Clayborne Apartments were substantially completed in the first quarter of 2008. The cost of our real estate portfolio in development is illustrated below (in thousands):

	June 30, 2008	December 31, 2007
Office buildings	$53,758	$56,311
Medical office buildings	4,289	4,016
Retail centers	159	74
Multifamily	301	37,920
Industrial/Flex properties	253	—

	$58,760	$98,321

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and when market conditions for sale are favorable. The proceeds from the sales may be redeployed into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Two office properties, Maryland Trade Centers I and II, were sold as of September 30, 2007 and initially classified as held for sale as of March 31, 2007. Two industrial properties, Sullyfield Center and The Earhart Building, were sold on June 6, 2008 and initially classified as held for sale in November 2007. They were sold for a contract sales price of $41.1 million that resulted in a gain on sale of $15.3 million.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$832	$2,777	$1,930	$5,519
Property expenses	(193)	(1,028)	(444)	(2,083)
Depreciation and amortization	—	(248)	—	(897)

	$639	$1,501	$1,486	$2,539

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Operating results by property are summarized below (in thousands):

	Segment	Three Months Ended June 30,		Six Months Ended June 30,
Property		2008	2007	2008	2007
Maryland Trade Center I	Office	$—	$533	$—	$840
Maryland Trade Center II	Office	—	483	—	765
Sullyfield Center	Industrial	469	301	1,065	584
The Earhart Building	Industrial	170	184	421	350

		$639	$1,501	$1,486	$2,539

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

WRIT acquired the following properties during the first six months of 2008:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical office	36,000	6,500

Total 2008 Period			186,000	$17,700

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the properties listed above resulted in the recognition of $1.1 million in absorption costs and $0.2 million in leasing commissions, $0.6 million in tenant origination costs and $0.2 million in net intangible lease liabilities. The weighted average remaining life for these components are 57 months for tenant origination costs, 66 months for leasing commissions/absorption costs, and 49 months for net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition dates.

The purchases were funded with cash from operations and borrowings on our line of credit.

The following unaudited pro-forma combined condensed statements of operations present the consolidated results of operations for the 2008 Quarter and Period and the 2007 Quarter and Period, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the Quarters and Periods presented. The unaudited data presented is in millions, except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Real estate revenues	$69.9	$63.7	$140.5	$124.1
Income from continuing operations	$5.3	$6.9	$3.0	$16.7
Net income	$21.2	$8.4	$19.8	$19.3
Diluted earnings per share	$0.44	$0.18	$0.42	$0.42

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

NOTE 4: MORTGAGE NOTES PAYABLE

	(in thousands)
	June 30, 2008	December 31, 2007
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	46,299	46,644

On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,140	10,286

On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,924	20,235

On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	23,547	23,783

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,354	5,428

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,723	4,762

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,541	8,613

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	33,121	33,417

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,462	22,641

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal is payable beginning November 1, 2007, and principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	21,038	21,176

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,397	5,499

On May 29, 2008, we executed an $81.0 million mortgage note payable secured by 3801 Connecticut, Walker House and Bethesda Hill. The mortgage bears interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	—
	$331,575	$252,484

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value approximates the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $507.6 million and $449.3 million at June 30, 2008 and December 31, 2007, respectively. Scheduled principal payments for the remaining six months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

Total Principal Payments
2008	$2,119
2009	54,285
2010	25,973
2011	13,339
2012	21,088
Thereafter	214,771

Total	$331,575

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2008, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

Credit Facility No. 1 replaced Credit Facility No. 3 (see below) on June 29, 2007. We had $15.0 million outstanding as of June 30, 2008 related to Credit Facility No. 1, and $14.5 million in Letters of Credit issued, with $45.5 million unused and available capacity. The balance under this facility was $70.0 million at December 31, 2007. During the second quarter of 2008, $37.0 million was repaid using a portion of the proceeds of the $90.5 million equity offering. WRIT has the option to further increase the capacity under the facility up to $200 million to the extent the bank agrees to provide the additional commitment.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or SunTrust Bank’s prime rate. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For 2008 Quarter and Period, we incurred interest expense (excluding facility fees) of $589,200 and $1,417,100, respectively, representing an average interest rate of 5.36% and 5.27% per annum, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

In addition, we pay a facility fee, based on the credit rating of our publicly-issued debt, currently equal to 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2008 Quarter and Period, we incurred facility fees of $28,400 and $46,300, respectively. During the 2007 Quarter and Period, there were no borrowings, and no facility fees or interest expense were incurred on Credit Facility No. 1.

Credit Facility No. 2

We had no borrowings outstanding as of June 30, 2008 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $261.1 million unused and available for subsequent acquisitions or capital improvements. At December 31, 2007, $122.5 million was outstanding under this facility. During the second quarter of 2008, $122.5 million was repaid, using a portion of the proceeds of the $90.5 million equity offering and the new mortgages of $81.0 million (see Note 4).

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

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2008 Quarter and Period, we incurred interest expense (excluding facility fees) of approximately $1,238,900 and $2,836,400, respectively, representing an average interest rate of 5.58% and 5.33%, respectively, per annum. For the 2007 Quarter and Period, we incurred interest expense (excluding facility fees) of approximately $1,341,600 and $1,817,800, respectively, representing an average interest rate of 5.81% and 5.79%, respectively, per annum.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the 2008 Quarter and Period, we incurred facility fees of $99,300 and $192,500, respectively. For the 2007 Quarter and Period, we incurred facility fees of $76,000 and $151,000, respectively.

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

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. We incurred facility fees of $26,500 and $52,800 for the 2007 Quarter and Period, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have been met as of June 30, 2008.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The senior convertible notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The senior convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive for the 2008 and 2007 Quarters or Periods, and are not included in our earnings per share calculations.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The following is a summary of our unsecured note borrowings (in thousands):

	June 30, 2008	December 31, 2007
6.74% notes due 2008	$—	$60,000
4.45% note due 2010	100,000	—
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	260,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,897)	(1,999)
Premium on notes issued	731	1,122

Total	$918,834	$879,123

The required principal payments excluding the effects of note discounts or premium for the remaining six months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

2008	$—
2009	—
2010	100,000
2011	150,000
2012	50,000
Thereafter	620,000

$920,000

Interest on these notes is payable semi-annually, with the exception of the 2010 Term Loan, on which interest is payable monthly. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our note covenants as of June 30, 2008.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

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

The 2007 Plan provides for the award to WRIT’s trustees, officers and non-officer employees of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. If an award under the 2007 Plan of restricted shares or restricted share units is forfeited or an award of options or any other rights granted under the 2007 Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards.

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

	2008
	Shares	Wtd Avg Ex Price
Outstanding at January 1	438,000	24.40
Granted	—	—
Exercised	(99,000)	21.57
Expired/Forfeited	—	—

Outstanding at June 30	339,000	25.23
Exercisable at June 30	339,000	25.23

The 339,000 options outstanding at June 30, 2008, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.23 and a weighted average remaining contractual life of 4.0 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2008 was $1.6 million. The aggregate intrinsic value of options exercised in the 2008 Period was $1.1 million. There were no forfeitures of options in the 2008 Period.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

In December 2006, the WRIT Board of Trustees approved a program providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award is in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award is in the form of performance share units. Performance targets are set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and former CEO was excluded from long-term awards under the program in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period, until the grant date occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units is approximately $1.6 million, of which $128,000 and $154,000 were recognized during the 2008 Quarter and Period, respectively. The 2006 estimate is based on the stock price on the grant date that coincides with the date that the three-year target was approved. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $1.7 million, with minimal expense recognized during the 2008 Quarter and Period. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $1.7 million, of which $105,000 and $269,000 were recognized during the 2008 Quarter and Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 2,734 restricted share units awarded to other members of management in February 2008. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 4,783 restricted share units to officers in 2007 pursuant to elective short term incentive deferrals. Performance and restricted share units awarded were valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2006	21,877	39.54
2007	62,572	32.96
2008	2,864	31.70

In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000 from $30,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The following are tables of activity for the quarter ended June 30, 2008 related to our share grants and restricted share unit grants.

Share Grants

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	271,650	28.97
Unvested at January 1	62,530	34.15
Granted	—	—
Vested during period	(18,653)	34.47
Expired/Forfeited	—	—

Unvested at June 30	43,877	34.02
Vested at June 30	290,303	29.32

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

There were no shares granted during the 2008 Period. The total fair value of shares vested during the Period ending June 30, 2008 is $0.6 million. As of June 30, 2008, the total compensation cost related to non-vested share awards not yet recognized was $0.9 million, which is expected to be recognized over a weighted-average period of 14 months on a straight-line basis.

Restricted Share Units

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	8,154	35.73
Unvested at January 1	80,831	34.35
Granted	2,864	31.70
Vested during period	(8,138)	36.90
Expired/Forfeited	(694)	32.99

Unvested at June 30	74,863	33.99
Vested at June 30	16,292	36.31

The value of unvested restricted share units at June 30, 2008 was $2.3 million, which is expected to be recognized as compensation cost over a period of 43 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the 2008 Quarter and Period was $0.5 million and $1.0 million, respectively, and $1.2 million and $1.7 million for the 2007 Quarter and Period, respectively.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of $102,000 and $221,000 for the 2008 Quarter and Period, respectively, and $94,000 and $198,000 for the 2007 Quarter and Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. The deferred compensation liability was $2.0 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively. Subsequent to the end of the 2008 Period, the prior CEO received a lump sum distribution of the present value of his deferred compensation. The plan’s liability after the distribution is minimal. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO, who retired on May 31, 2007. Under this plan, upon the prior CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he was entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment which was not less than the present value of the estimated benefit payments to be made. At June 30, 2008 the accrued benefit liability was $2.0 million. For the 2008 Quarter and Period, we recognized current service cost of $33,000 and $66,000, respectively. For the 2007 Quarter and Period, we recognized current service cost of $190,000 and $253,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in July 2008.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2008 Quarter and Period, we recognized current service cost of $76,000 and $161,000, respectively. For the 2007 Quarter and Period, we recognized current service cost of $53,000 and $106,000, respectively.

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Office Buildings	41%	41%	42%	40%
Medical Office Buildings	15%	14%	15%	14%
Retail Centers	15%	16%	15%	17%
Multifamily Properties	14%	13%	13%	13%
Industrial/Flex Centers	15%	16%	15%	16%

The percentage of total real estate assets, at cost, for each of the five reportable operating segments (excluding properties held for sale and in-development) is as follows:

	June 30, 2008	December 31, 2007
Office Buildings	40%	42%
Medical Office Buildings	18%	18%
Retail Centers	13%	13%
Multifamily Properties	13%	12%
Industrial/Flex Centers	16%	15%

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

The following table presents revenues and net operating income for the 2008 and 2007 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	Three Months Ended June 30, 2008
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$28,717	$10,868	$10,341	$9,565	$10,277	$—	$69,768
Real estate expenses	9,810	3,439	2,411	4,592	2,551	—	22,803

Real estate operating income	18,907	7,429	7,930	4,973	7,726	—	46,965

Depreciation and amortization							(21,198)
Interest expense							(17,582)
General and administration expense							(3,111)
Other income							220
Gain on sale of real estate							15,275
Income from discontinued operations							639

Net Income (loss)							$21,208

Capital expenditures	$5,840	$2,113	$1,291	$1,621	$1,830	$181	$12,876

Total assets	$761,213	$349,481	$233,775	$203,446	$272,279	$85,247	$1,905,441

	Three Months Ended June 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$25,708	$9,071	$10,064	$8,430	$9,982	$—	$63,255
Real estate expenses	8,538	2,776	2,291	3,537	2,400	—	19,542

Real estate operating income	17,170	6,295	7,773	4,893	7,582	—	43,713

Depreciation and amortization							(16,632)
Interest expense							(15,298)
General and administration expense							(5,367)
Other income							420
Income from discontinued operations							1,501

Net Income							$8,337

Capital expenditures	$7,437	$1,439	$826	$1,928	$1,195	$1,902	$14,727

Total assets	$722,852	$329,479	$230,931	$184,808	$291,831	$37,294	$1,797,195

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

	Six Months Ended June 30, 2008
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$58,419	$21,602	$20,987	$18,379	$20,659	$—	$140,046
Real estate expenses	20,355	6,949	4,683	8,837	5,112	—	45,936

Real estate operating income	38,064	14,653	16,304	9,542	15,547	—	94,110

Depreciation and amortization							(41,723)
Interest expense							(35,246)
General and administration expense							(6,191)
Other income							458
Loss on extinguishment of debt							(8,449)
Gain on sale of real estate							15,275
Income from discontinued operations							1,486

Net Income (loss)							$19,720

Capital expenditures	$7,913	$3,074	$1,656	$2,951	$2,422	$224	$18,240

	Six Months Ended June 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$49,547	$16,772	$20,753	$16,603	$19,432	$—	$123,107
Real estate expenses	16,534	5,087	4,545	7,155	4,927	—	38,248

Real estate operating income	33,013	11,685	16,208	9,448	14,505	—	84,859

Depreciation and amortization							(32,758)
Interest expense							(29,682)
General and administration expense							(8,250)
Other income							1,038
Other income from life insurance proceeds							1,303
Income from discontinued operations							2,539

Net Income							$19,049

Capital expenditures	$10,387	$2,069	$1,010	$5,280	$1,595	$2,359	$22,700

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

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

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2008, the “2008 Quarter” and “2008 Period”, respectively, and the three and six months ended June 30, 2007, the “2007 Quarter” and “2007 Period”, respectively.

Forward Looking Statements

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the statements contained herein. The following important factors, in addition to those discussed elsewhere in our 2007 Annual Report on Form 10-K under the caption “Risk Factors”, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the economic health of our tenants; (b) the economic health of the greater Washington metro region, or other markets we may enter, including the effects of changes in Federal government spending; (c) the supply of competing properties; (d) inflation; (e) consumer confidence; (f) unemployment rates; (g) consumer tastes and preferences; (h) stock price and interest rate fluctuations; (i) our future capital requirements; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) changes in general economic and business conditions; (m) changes in the capital markets; (n) terrorist attacks or actions; (o) acts of war; (p) weather conditions; (q) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (r) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington metro region. As of June 30, 2008, we owned a diversified portfolio of 90 properties, consisting of 14 retail centers, 26 general purpose office properties, 17 medical office buildings, 22 industrial/flex properties and 11 multifamily properties, totaling 12.7 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment (Non-GAAP). NOI is calculated as real estate rental revenue less real estate operating expenses. It is a supplemental measure to Net Income.

•

Economic occupancy (or “occupancy” – defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), leased percentage (the percentage of available physical net rentable area leased for our commercial segments and percentage of apartment units leased for our multifamily segment) and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”), a non –GAAP supplemental measure to Net Income.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Our results in the second quarter of 2008 as compared to the second quarter of 2007 showed NOI growth in all sectors due to strong rental rate growth offset by a small decrease in overall occupancy. The commercial sectors are benefiting from the NOI contributions of the acquisitions in the last two years. The multifamily NOI was relatively flat due to lower occupancy caused by the fact that two properties were recently completed and are in lease-up. We substantially completed construction at Bennett Park in the fourth quarter of 2007, and began delivering units at The Clayborne in the first quarter of 2008. The two properties were 55% and 36% leased at the end of the 2008 quarter, respectively.

GENERAL

During the first six months of 2008 we completed the following significant transactions:

•	The acquisition of one industrial/flex property for $11.2 million, adding approximately 150,000 square feet which was 100% leased at the end of the 2008 Period.

•

The acquisition of one medical office building for $6.5 million, adding approximately 36,000 square feet which was 100% leased at the end of the 2008 Period. The sellers of this property agreed to lease 37% of the building’s space for a period of 12 to 18 months.

•	The sale of two industrial properties for a contract sales price of $41.1 million, resulting in a gain on sale of $15.3 million.

•

An agreement to acquire one medical office property, currently under construction, for $19.5 million. The purchase is expected to occur in the first quarter of 2009 and will add 85,300 square feet of medical office space.

•	The completion of a public offering of 2,600,000 shares of beneficial interest priced at $34.80 per share, raising $86.7 million, net.

•	The execution of three mortgage loans totaling approximately $81 million at a fixed rate of 5.71%, secured by three multifamily properties.

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

•	The exercise of the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•	The execution of new leases for 470,000 square feet of commercial space, with an average rental rate increase of 18.0%.

During the first six months of 2007 we completed the following significant transactions:

•

The acquisition of two general purpose office properties for $96.4 million adding approximately 278,000 square feet which were 98.7% leased at the end of the 2007 Period, three medical office properties for $103.8 million adding approximately 310,400 square feet which were 96.9% leased at the end of the 2007 Period, and one industrial/flex property for $26.5 million adding approximately 157,000 square feet which was 97.3% leased at the end of the 2007 Period.

•	The issuance of $150.0 million of 3.875% senior unsecured convertible notes due 2026 at an effective yield of 4.003% raising $146.0 million, net.

•	The completion of a public offering of 1,600,000 shares of beneficial interest priced at $37.00 per share raising $57.8 million, net.

•	The opening of a new unsecured revolving credit facility with SunTrust Bank with a committed capacity of $75.0 million and a maturity date of June 29, 2011.

[1]	feet which was 100% leased at the end of the 2008 Period. The sellers of this property agreed to lease 37% of the building’s space for a period of 12 to 18 months.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

•	The completion of modification to our bond covenants from a restrictive total assets definition to a market based asset definition.

•	The investment of $34.4 million in our development projects.

•	The execution of new leases for 899,600 square feet of commercial space.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

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

Provision for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Reserves are established for tenants whose rent payment history or financial condition casts doubt upon the tenant’s ability to perform under its lease obligation.

When the collection of a receivable is deemed doubtful in the same quarter that the receivable was established, then the allowance for that receivable is recognized as an offset to real estate revenues. When a receivable that was established in a prior quarter is deemed doubtful, then the allowance is recognized as an operating expense.

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

JUNE 30, 2008

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

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in Real Estate Assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as Other Assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as Other Assets and are amortized on a straight-line basis as a decrease to Real Estate Rental Revenue over the remaining term of the underlying leases. Net Lease Intangible Liabilities are classified as Other Liabilities and are amortized on a straight-line basis as an increase to Real Estate Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and rental revenue, respectively. We have attributed no value to Customer Relationship Value as of June 30, 2008 or December 31, 2007.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first six months of 2008 and 2007.

Federal Income Taxes

We believe that we qualify as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (i) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (ii) paying out capital gains to the shareholders with no tax to the company or (iii) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale are expected to be reinvested in a replacement property.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters ended June 30, 2008 and 2007. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

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

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real Estate Rental Revenue for properties classified as continuing operations is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Minimum base rent	$61,551	$55,856	$5,695	10.2%	$122,738	$108,748	$13,990	12.9%
Recoveries from tenants	7,855	6,362	1,493	23.5%	15,715	12,180	3,535	29.0%
Parking and other tenant charges	362	1,037	(675)	(65.1)%	1,593	2,179	(586)	(26.9)%

	$69,768	$63,255	$6,513	10.3%	$140,046	$123,107	$16,939	13.8%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $5.7 million (10.2%) in the 2008 Quarter compared to the 2007 Quarter primarily due to acquisitions and development properties placed into service in 2007 and 2008. These acquisitions and development properties accounted for $4.7 million of the increase in minimum base rent in the 2008 Quarter over the 2007 Quarter and $0.7 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2008 Quarter increased $1.0 million over the prior year driven by rental rate growth in all sectors. Minimum base rent increased $14.0 million (12.9%) in the 2008 Period compared to the 2007 Period primarily due to the acquisitions in 2007 and 2008. These acquisitions accounted for $12.0 million of the minimum rent increase and $1.9 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2008 Period increased by $2.0 million due to rental rate growth in all sectors.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

A summary of consolidated economic occupancy from continuing operations by sector follows:

	Quarter Ended June 30,			Period Ended June 30,
Sector	2008	2007	Change	2008	2007	Change
Office Buildings	94.1%	95.1%	(1.0)%	94.8%	94.0%	0.8%
Medical Office Buildings	97.2%	96.3%	0.9%	97.5%	97.6%	(0.1)%
Retail Centers	95.1%	95.0%	0.1%	95.2%	94.8%	0.4%
Multifamily Properties	81.0%	90.8%	(9.8)%	80.3%	90.7%	(10.4)%
Industrial/Flex Centers	93.3%	94.9%	(1.6)%	93.9%	95.0%	(1.1)%

Total	92.4%	94.6%	(2.2)%	92.7%	94.2%	(1.5)%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall consolidated economic occupancy decreased 220 basis points for the 2008 Quarter over the 2007 Quarter. The overall decrease was driven by the multifamily sector, which decreased by 980 basis points due to the multifamily development properties, Bennett Park and Clayborne, being placed into service during fourth quarter 2007 and first quarter 2008. The properties are in lease-up and were 55% and 36% leased, respectively, as of the end of the 2008 Quarter. Occupancy in the office sector decreased by 100 basis points due to vacated space at Lexington and 2000 M Street. Industrial sector occupancy decreased by 160 basis points due vacated space at Tech 100, Ammendale Technology Park and 270 Tech Park. Occupancy in the retail sector was flat, while the Medical Office sector improved by 90 basis points due to leasing activity at 2440 M Street.

Consolidated economic occupancy was 92.7% for the 2008 Period, a decrease of 150 basis points compared to the 2007 Period. Occupancy at the various sectors was impacted by the activity in the second quarter, discussed above.

REAL ESTATE OPERATING EXPENSES

Real estate operating expenses, for properties classified as continuing operations, are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Property operating expenses	$15,936	$14,195	$1,741	12.3%	$32,475	$27,824	$4,651	16.7%
Real estate taxes	6,867	5,347	1,520	28.4%	13,461	10,424	3,037	29.1%

	$22,803	$19,542	$3,261	16.7%	$45,936	$38,248	$7,688	20.1%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate operating expenses were 32.7% of revenue in the 2008 Quarter and 30.9% of the revenue in the 2007 Quarter. The properties acquired or placed into service in 2007 and 2008 accounted for a $2.0 million increase in property operating expenses, offset by a $0.3 million decrease for core properties. The properties acquired or placed into service in 2007 and 2008 also accounted for $0.9 million of the $1.5 million increase real estate taxes. The $0.6 million increase in real estate taxes for core properties was due to higher property assessments across the portfolio.

Real estate operating expenses were 32.8% of revenue for the 2008 Period and 31.1% of revenue for the 2007 Period. The properties acquired or placed into service in 2007 and 2008 accounted for all of the $4.7 million increase in property operating expenses and $2.1 million (70.0%) of the $3.0 million increase in real estate taxes over the 2007 Period. Real estate taxes increased due to higher assessments across the portfolio.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

OTHER OPERATING EXPENSES

Other operating expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Depreciation & amortization	$21,198	$16,632	$4,566	27.5%	$41,723	$32,758	$8,965	27.4%
Interest expense	17,582	15,298	2,284	14.9%	35,246	29,682	5,564	18.7%
Loss on extinguishment of debt	—	—	—	—	8,449	—	8,449	—
General & administrative	3,111	5,367	(2,256)	(42.0)%	6,191	8,250	(2,059)	(25.0)%

	$41,891	$37,297	$4,594	12.3%	$91,609	$70,690	$20,919	29.6%

Depreciation and amortization expense increased $4.6 million (27.5%) to $21.2 million in the 2008 Quarter from $16.6 million in the 2007 Quarter and $8.9 million (27.4%) to $41.7 million in the 2008 Period from $32.8 million in the 2007 Period due primarily to acquisitions, development properties placed into service, capital expenditures and tenant improvements.

General and administrative expenses decreased by $2.3 million and $2.1 million in the 2008 Quarter and Period, respectively. This decrease is due primarily to a bondholder consent solicitation fee and the full amortization of equity compensation for the retired CEO in the 2007 Quarter.

The loss on extinguishment of debt is a non-recurring charge associated with the refinancing of $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) with a $100 million 2-year term loan in February 2008. WRIT entered into a $100 million unsecured term loan which was swapped for a fixed rate of 4.45% to refinance the extinguished debt.

Interest expense increased $2.3 million and $5.5 million in the 2008 Quarter and Period, respectively. The increase is primarily due to 2007 and 2008 acquisitions, which were partially funded by debt. Mortgage interest also increased $0.7 million for the 2008 Quarter and $0.9 million for the 2008 Period due to the mortgage assumptions for some acquisitions in 2007 and three new mortgages on multifamily properties in the 2008 Quarter. Capitalized interest decreased due to placing into service the multifamily development projects in fourth quarter 2007 and first quarter 2008.

A summary of interest expense for the Quarter and Period ended June 30, 2008 and 2007, respectively, appears below (in millions):

	Quarter Ended June 30,			Period Ended June 30,
Debt Type	2008	2007	$ Change	2008	2007	$ Change
Notes payable	$12.0	$11.9	$0.1	$24.0	$23.3	$0.7
Mortgages	4.2	3.5	0.7	7.8	6.9	0.9
Lines of credit	2.1	1.5	0.6	4.8	2.4	2.4
Capitalized interest	(0.7)	(1.6)	0.9	(1.4)	(2.9)	1.5

Total	$17.6	$15.3	$2.3	$35.2	$29.7	$5.5

OTHER INCOME

In March 2007, upon the death of a retired executive officer, the Company, as beneficiary on a life insurance policy, recognized proceeds of $1.3 million in excess of cash surrender value, which has been reported as other income in the financial statements for the 2007 Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

DISCONTINUED OPERATIONS

We dispose of assets that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, support corporate needs, or distributed to our shareholders.

We sold two properties in 2007 and two properties in the 2008 Quarter. Maryland Trade Centers I and II were classified as held for sale as of March 31, 2007 and sold as of September 26, 2007. They were sold for a contract sales price of $58.0 million, and we recognized a gain on disposal of $25.0 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $15.3 million of the proceeds from the disposition was used to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

Sullyfield Center and The Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The proceeds from the sale were escrowed into a tax free property exchange account intended to be used for the acquisition of a new property.

Operating results of the properties classified as discontinued operations for the 2008 and 2007 Quarters and Periods are summarized as follows (in thousands):

	Quarter ended June 30,			Period ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Revenues	$832	$2,777	$(1,945)	$1,930	$5,519	$(3,589)
Property expenses	(193)	(1,028)	835	(444)	(2,083)	1,639
Depreciation and amortization	—	(248)	248	—	(897)	897

	$639	$1,501	$(862)	$1,486	$2,539	$(1,053)

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

JUNE 30, 2008

(UNAUDITED)

2008 Quarter Compared to the 2007 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2008 Quarter compared to the 2007 Quarter. All amounts are in thousands except percentage amounts.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$63,472	$62,551	$921	1.5%
Non-core (1)	6,296	704	5,592	794.3%

Total Real Estate Rental Revenue	$69,768	$63,255	$6,513	10.3%

Real Estate Expenses
Core	$19,546	$19,203	$343	1.8%
Non-core (1)	3,257	339	2,918	860.8%

Total Real Estate Expenses	$22,803	$19,542	$3,261	16.7%

Net Operating Income
Core	$43,926	$43,348	$578	1.3%
Non-core (1)	3,039	365	2,674	732.6%

Total Net Operating Income	$46,965	$43,713	$3,252	7.4%

Reconciliation to Net Income
NOI	$46,965	$43,713
Other income	220	420
Interest expense	(17,582)	(15,298)
Depreciation and amortization	(21,198)	(16,632)
General and administrative expenses	(3,111)	(5,367)
Other income – life insurance proceeds	—	—
Gain on sale of real estate	15,275	—
Discontinued operations(2)	639	1,501

Net Income	$21,208	$8,337

	Three Months Ended June 30,
	2008	2007
Economic Occupancy
Core	94.8%	94.5%
Non-core (1)	72.2%	97.6%

Total	92.4%	94.6%

(1)	Non-core properties include:

2008 acquisitions – 6100 Columbia Park Road and Sterling MOB

2007 acquisitions – Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed and 2000 M Street

2008 and 2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

(2)	Discontinued operations include income from operations for:

2008 and 2007 Quarter sold properties – Sullyfield Center, The Earhart Building and Maryland Trade Centers I & II

We recognized NOI of $47.0 million in the 2008 Quarter, which was $3.3 million or 7.4% greater than in the 2007 Quarter due primarily to our acquisitions in 2007 and 2008. The non-core properties contributed $3.0 million in NOI in the 2008 Quarter (6.4% of total NOI).

Core properties experienced a $0.6 million increase (1.3%) in NOI due to a $0.9 million increase in revenue offset by a $0.3 million increase in property expenses. Real estate revenue benefited from increased rental rates. The increase in core expenses was driven by higher real estate taxes in the all sectors due to higher property assessments.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Overall economic occupancy decreased from 94.6% in the 2007 Quarter to 92.4% in the 2008 Quarter as non-core economic occupancy decreased from 97.6% to 72.2%, because the newly-developed Bennett Park and Clayborne were placed into service and are in the initial lease-up phase. As of June 30, 2008, 11.9% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2008 Quarter we executed new leases for 473,200 square feet at an average rental rate increase of 18.0%. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$25,550	$25,532	$18	0.1%
Non-core (1)	3,167	176	2,991	1,699.4%

Total Real Estate Rental Revenue	$28,717	$25,708	$3,009	11.7%

Real Estate Expenses
Core	$8,183	$8,477	$(294)	(3.5)%
Non-core (1)	1,627	61	1,566	2,567.2%

Total Real Estate Expenses	$9,810	$8,538	$1,272	14.9%

Net Operating Income
Core	$17,367	$17,055	$312	1.8%
Non-core (1)	1,540	115	1,425	1,239.1%

Total Net Operating Income	$18,907	$17,170	$1,737	10.1%

	Three Months Ended June 30,
	2008	2007
Economic Occupancy
Core	94.8%	95.1%
Non-core (1)	87.8%	95.6%

Total	94.1%	95.1%

(1)	Non-core properties include:

2008 and 2007 in development – Dulles Station

2007 acquisitions – Woodholme Center and 2000 M Street

The office sector recognized NOI of $18.9 million in the 2008 Quarter, which was $1.7 million or 10.1% higher than in the 2007 Quarter due primarily to the NOI contribution of the properties acquired in 2007. Those properties contributed $1.4 million to the increase in NOI. Core office sector NOI was $0.3 million (1.8%) higher than in the comparable quarter in 2007 due to higher rental rates offset by lower occupancy.

Core economic occupancy decreased to 94.8% from 95.1% as a result of tenants vacating at Lexington and One Central Plaza.

As of June 30, 2008, 9.4% of the total office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 167,800 square feet of office space with a 14.3% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Medical Office Sector

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$8,759	$8,543	$216	2.5%
Non-core(1)	2,109	528	1,581	299.4%

Total Real Estate Rental Revenue	$10,868	$9,071	$1,797	19.8%

Real Estate Expenses
Core	$2,729	$2,606	$123	4.7%
Non-core(1)	710	170	540	317.6%

Total Real Estate Expenses	$3,439	$2,776	$663	23.9%

Net Operating Income
Core	$6,030	$5,937	$93	1.6%
Non-core(1)	1,399	358	1,041	290.8%

Total Net Operating Income	$7,429	$6,295	$1,134	18.0%

	Three Months Ended June 30,
	2008	2007
Economic Occupancy
Core	97.6%	96.2%
Non-core (1)	95.8%	98.3%

Total	97.2%	96.3%

(1)	Non-core properties include:

2008 acquisition – Sterling MOB

2007 acquisitions – Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed

The medical office sector recognized NOI of $7.4 million in the 2008 Quarter which was $1.1 million or 18.0% higher than the 2007 Quarter due to the properties acquired in 2007 and 2008. The acquired properties contributed $1.0 million to the increase in NOI. Core medical office sector NOI increased $0.1 million due to higher occupancy.

Core economic occupancy increased 140 basis points in the 2008 Quarter as compared to the 2007 Quarter. As of June 30, 2008, 9.9% of the total medical office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 47,700 square feet of medical office space with a 28.2% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Retail Sector

	Three Months June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Total	$10,341	$10,064	$277	2.8%

Real Estate Expenses
Total	$2,411	$2,291	$120	5.2%

Net Operating Income
Total	$7,930	$7,773	$157	2.0%

	Three Months Ended June 30,
	2008	2007
Economic Occupancy
Total	95.1%	95.0%

Retail sector NOI increased slightly in the 2008 Quarter from the 2007 Quarter due to higher rental rates.

As of June 30, 2008, 13.5% of the total retail square footage leased is scheduled to expire in the next twelve months. We executed new leases for 59,200 square feet of retail space at an average rent increase of 28.3%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Multifamily Sector

	Three Months Ended June 30
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$8,884	$8,430	$454	5.4%
Non-core (1)	681	—	681	—

Total Real Estate Rental Revenue	$9,565	$8,430	$1,135	13.5%

Real Estate Expenses
Core	$3,780	$3,429	$351	10.2%
Non-core (1)	812	108	704	651.9%

Total Real Estate Expenses	$4,592	$3,537	$1,055	29.8%

Net Operating Income
Core	$5,104	$5,001	$103	2.1%
Non-core (1)	(131)	(108)	(23)	21.3%

Total Net Operating Income	$4,973	$4,893	$80	1.6%

	Three Months Ended June 30
	2008	2007
Economic Occupancy
Core	93.3%	90.8%
Non-core (1)	29.1%	N/A

Total	81.0%	90.8%

(1)	Non-core properties include:

2008 and 2007 in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat. Core revenues were higher in the 2008 Quarter due to increased occupancy and rental rate growth.

Occupancy decreased by 980 basis points compared to the 2007 Quarter because the newly-developed Bennett Park and Clayborne were placed into service in fourth quarter 2007 and first quarter 2008, respectively, and are in the initial lease-up phase. Bennett Park was 55% leased and Clayborne was 36% leased at the end of the 2008 Quarter.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Industrial Sector

	Three Months Ended June 30
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$9,938	$9,982	$(44)	(0.4)%
Non-core (1)	339	—	339	—

Total Real Estate Rental Revenue	$10,277	$9,982	$295	3.0%

Real Estate Expenses
Core	$2,443	$2,400	$43	1.8%
Non-core (1)	108	—	108	—

Total Real Estate Expenses	$2,551	$2,400	$151	6.3%

Net Operating Income
Core	$7,495	$7,582	$(87)	(1.1)%
Non-core (1)	231	—	231	—

Total Net Operating Income	$7,726	$7,582	$144	1.9%

	Three Months Ended June 30
	2008	2007
Economic Occupancy
Core	93.4%	94.9%
Non-core (1)	88.2%	N/A

Total	93.3%	94.9%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

The industrial sector recognized NOI of $7.7 million in the 2008 Quarter, which was $0.1 million (1.9%) greater than in the 2007 Quarter due to the 2008 acquisition. Core NOI decreased by $0.1 million due to lower occupancy offset by higher rental rates.

Core economic occupancy decreased by 150 basis points for the 2008 Quarter as compared to the 2007 Quarter. As of June 30, 2008, 14.3% of the total industrial square footage leased is scheduled to expire in the next twelve months. We executed new leases for 198,600 square feet of industrial space at an average rent increase of 11.3%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

2008 Period Compared to the 2007 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2008 Period compared to the 2007 Period. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$119,769	$117,320	$2,449	2.1%
Non-core (1)	20,277	5,787	14,490	250.4%

Total Real Estate Rental Revenue	$140,046	$123,107	$16,939	13.8%

Real Estate Expenses
Core	$37,294	$36,521	$773	2.1%
Non-core (1)	8,642	1,727	6,915	400.4%

Total Real Estate Expenses	$45,936	$38,248	$7,688	20.1%

Net Operating Income
Core	$82,475	$80,799	$1,676	2.1%
Non-core (1)	11,635	4,060	7,575	186.6%

Total Net Operating Income	$94,110	$84,859	$9,251	10.9%

Reconciliation to Net Income
NOI	$94,110	$84,859
Other income	458	1,038
Other income from life insurance proceeds	—	1,303
Interest expense	(35,246)	(29,682)
Depreciation and amortization	(41,723)	(32,758)
General and administrative expenses	(6,191)	(8,250)
Loss on extinguishment of debt	(8,449)	—
Gain on sale of real estate	15,275	—
Discontinued operations(2)	1,486	2,539

Net Income	$19,720	$19,049

	Period Ended June 30,
	2008	2007
Economic Occupancy
Core	95.0%	94.2%
Non-core (1)	80.0%	95.1%

Total	92.7%	94.2%

(1)	Non-core properties include:

2008 acquisitions – 6100 Columbia Park Road and Sterling MOB

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed and 2000 M Street

2008 and 2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

(2)	Discontinued operations include income from operations for:

2008 and 2007 sold properties – Sullyfield Center, The Earhart Building, and Maryland Trade Centers I & II

We recognized NOI of $94.1 million in the 2008 Period, which was $9.3 million or 10.9% greater than in the 2007 Period due primarily to our acquisitions in 2007 and 2008. These acquired properties contributed $7.6 million, or 81.7%, of the increase in total NOI.

Core properties experienced a $1.7 million increase (2.1%) in NOI due to a $2.5 million increase in revenue offset somewhat by a $0.8 million increase in property expenses. Real estate revenue benefited from increased occupancy in the office, multifamily and retail sectors, as well as increased rental rates in all sectors. The increase in core expenses was due to increased real estate taxes caused by higher property assessments across the portfolio.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Overall economic occupancy decreased from 94.2% in the 2007 Period to 92.7% in the 2008 Period as non-core occupancy decreased. The lower non-core occupancy is due to placing the in development multifamily properties, Bennett Park and Clayborne, into service in fourth quarter 2007 and first quarter 2008, respectively. Core economic occupancy increased from 94.2% to 95.0%, due to increases in the office, retail and multifamily sectors, offset somewhat by decreases in core industrial and medical office sector occupancy. As of June 30, 2008, 11.9% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 742,800 square feet with a 17.3% increase in rental rates. An analysis of NOI by sector follows.

Office Sector

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$47,782	$46,835	$947	2.0%
Non-core (1)	10,637	2,712	7,925	292.2%

Total Real Estate Rental Revenue	$58,419	$49,547	$8,872	17.9%

Real Estate Expenses
Core	$16,043	$15,874	$169	1.1%
Non-core (1)	4,312	660	3,652	553.3%

Total Real Estate Expenses	$20,355	$16,534	$3,821	23.1%

Net Operating Income
Core	$31,739	$30,961	$778	2.5%
Non-core (1)	6,325	2,052	4,273	208.2%

Total Net Operating Income	$38,064	$33,013	$5,051	15.3%

	Period Ended June 30,
	2008	2007
Economic Occupancy
Core	95.0%	93.7%
Non-core (1)	93.7%	99.7%

Total	94.8%	94.0%

(1)	Non-core properties include:

2008 and 2007 in development – Dulles Station

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

The office sector recognized NOI of $38.1 million in the 2008 Period, which was $5.1 million, or 15.3%, higher than in the 2007 Period due primarily to the NOI contribution of the properties acquired in 2007. Those properties contributed $4.3 million, or 84.3%, to the increase in total office sector NOI. Core office sector NOI was $0.8 million (2.5%) higher than in the comparable period in 2007 due primarily to increased occupancy and rental rates.

The core office rental revenue increased compared to the 2007 Period as rental rates increased 0.9% and occupancy increased 130 basis points. This occupancy increase was driven by the leasing activity at Wayne Plaza, 7900 Westpark and West Gude.

Non-core economic occupancy decreased by 600 basis points, mainly due to vacated space at 2000 M Street.

As of June 30, 2008, 9.4% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 318,000 square feet of office space with a 16.3% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Medical Office Sector

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$14,791	$14,750	$41	0.3%
Non-core(1)	6,811	2,022	4,789	236.8%

Total Real Estate Rental Revenue	$21,602	$16,772	$4,830	28.8%

Real Estate Expenses
Core	$4,486	$4,384	$102	2.3%
Non-core(1)	2,463	703	1,760	250.4%

Total Real Estate Expenses	$6,949	$5,087	$1,862	36.6%

Net Operating Income
Core	$10,305	$10,366	$(61)	(0.6)%
Non-core(1)	4,348	1,319	3,029	229.6%

Total Net Operating Income	$14,653	$11,685	$2,968	25.4%

	Period Ended June 30,
	2008	2007
Economic Occupancy
Core	98.4%	99.0%
Non-core (1)	95.7%	87.5%

Total	97.5%	97.6%

(1)	Non-core properties include:

2008 acquisition – Sterling MOB

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed

The medical office sector recognized NOI of $14.7 million in the 2008 Period which was $3.0 million, or 25.4%, higher than the 2007 Period due to the properties acquired in 2007 and 2008. The acquired properties contributed all of the increase in NOI.

Core economic occupancy decreased 60 basis points in the 2008 period compared to the 2007 Period. As of June 30, 2008, 9.9% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 60,400 square feet of medical office space with a 26.0% increase in rental rates.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Retail Sector

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$20,987	$20,753	$234	1.1%

Real Estate Expenses
Core/Total	$4,683	$4,545	$138	3.0%

Net Operating Income
Core	$16,304	$16,208	$96	0.6%

	Period Ended June 30,
	2008	2007
Economic Occupancy
Core	95.2%	94.8%

Retail sector NOI remained relatively flat in the 2008 Period compared to the 2007 Period. The increase in rental revenue of $0.2 million was due to higher occupancy. Real estate expenses increased by $0.1 million due to higher real estate taxes caused by higher property assessments.

Economic occupancy increased by 40 basis points. As of June 30, 2008, 13.5% of the total retail square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 76,600 square feet of retail space at an average rent increase of 26.8%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Multifamily Sector

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$17,319	$16,603	$716	4.3%
Non-core (1)	1,060	—	1,060	—

Total Real Estate Rental Revenue	$18,379	$16,603	$1,776	10.7%

Real Estate Expenses
Core	$7,417	$7,046	$371	5.3%
Non-core (1)	1,420	109	1,311	1,202.8%

Total Real Estate Expenses	$8,837	$7,155	$1,682	23.5%

Net Operating Income
Core	$9,902	$9,557	$345	3.6%
Non-core (1)	(360)	(109)	(251)	230.3%

Total Net Operating Income	$9,542	$9,448	$94	1.0%

	Period Ended June 30,
	2008	2007
Economic Occupancy
Core	93.0%	90.7%
Non-core (1)	23.8%	N/A

Total	80.3%	90.7%

(1)	Non-core properties include:

2008 and 2007 in development – Bennett Park and Clayborne Apartments

Multifamily NOI was flat due to a $1.1 million increase in non-core revenue offset by a $1.3 million increase in non-core expenses related to the two development properties, Bennett Park and Clayborne, being placed into service in fourth quarter 2007 and first quarter 2008, respectively. The properties are in lease-up and were 55% and 36% leased, respectively, as of the end of the 2008 Period. Core NOI increased by $0.3 million due to an increase in core occupancy.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

Industrial Sector

	Period Ended June 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$18,890	$18,379	$511	2.8%
Non-core (1)	1,769	1,053	716	68.0%

Total Real Estate Rental Revenue	$20,659	$19,432	$1,227	6.3%

Real Estate Expenses
Core	$4,665	$4,672	$(7)	(0.1)%
Non-core (1)	447	255	192	75.3%

Total Real Estate Expenses	$5,112	$4,927	$185	3.7%

Net Operating Income
Core	$14,225	$13,707	$518	3.8%
Non-core (1)	1,322	798	524	65.7%

Total Net Operating Income	$15,547	$14,505	$1,042	7.2%

	Period Ended June 30,
Economic Occupancy	2008	2007
Core	94.3%	94.9%
Non-core (1)	89.0%	97.7%

Total	93.9%	95.0%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

2007 acquisition – 270 Technology Park

The industrial sector recognized NOI of $15.5 million in the 2008 Period, which was $1.0 million (7.2%) greater than in the 2007 Period due to the acquisitions of 270 Technology Park in February 2007 and 6100 Columbia Park Road in February 2008.

Core property NOI increased by $0.5 million, or 3.8%, in the 2008 Period from the 2007 Period due to a $0.5 million increase in revenue caused by higher rental rates.

Overall economic occupancy decreased by 110 basis points. As of June 30, 2008, 14.3% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 287,600 square feet of industrial space at an average rent increase of 9.9%.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of June 30, 2008, we had approximately $12.7 million in cash and cash equivalents and $306.6 million available for borrowing under our unsecured credit facilities.

In January 2008, WRIT exercised a portion of the accordion feature on one of its unsecured revolving credit facilities. WRIT’s total borrowing capacity was increased to $337 million at a rate of LIBOR plus 0.425%. In February 2008, WRIT completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”). WRIT issued a $100 million 2-year term loan, which was swapped for a fixed rate of 4.45% to refinance the 6.74% debt. Also, $18.0 million under our unsecured credit facilities was repaid using the proceeds of the $100 million term loan. There were no new advances under the unsecured credit facilities during the 2008 Period.

In May 2008 we completed a public offering of 2,600,000 shares of beneficial interest priced at $34.80 per share, raising $86.7 million, net. The proceeds were used to pay down borrowings under lines of credit.

Also in May 2008, we executed three mortgage loans totaling approximately $81 million at a fixed rate of 5.71%, secured by three multifamily properties. The proceeds were used to repay borrowings under lines of credit.

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

As we review the results of the first six months and anticipate the business activity for the remainder of 2008, we expect to complete (he year with significant capital requirements. For the twelve months ended December 31,2008, total anticipated costs are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $40.0 million to invest in our existing portfolio of operating assets, including approximately $14.0 million to fund tenant-related capital requirements;

•	Approximately $15.4 million to invest in our development projects;

•

Approximately $200 million to fund our expected property acquisitions, less $40.2 million of net proceeds held escrowed in a tax free property exchange account and less a $102 million mortgage that is expected to be assumed;

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

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

Debt Financing

We generally use unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Our total debt at June 30, 2008 is summarized as follows (in thousands):

Fixed rate mortgages	$331,575
Unsecured credit facilities	15,000
Unsecured notes payable	920,000

Total debt	$1,266,575

The $331.6 million in fixed rate mortgages, which includes $2.2 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.8% at June 30, 2008 and had a weighted average maturity of 5.4 years.

Our primary external source of liquidity is our two revolving credit facilities. At June 30, 2008 we had availability to borrow an additional $306.6 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, with an option for a one-year extension. Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility that expires in November 2010, with an option for a one-year extension.

In February, WRIT completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”), resulting in an $8.4 million non-recurring charge, net of unamortized loan premium costs. WRIT entered into a $100 million unsecured term loan (the “Term Loan”), which was swapped for a fixed rate of 4.45% to refinance the extinguished debt. The 2010 Term Loan has a maturity date of February 19, 2010, and bears interest at WRIT’s option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the 2010 Term Loan, we entered into an interest rate swap agreement, which fixed the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. As a result of the interest rate swap agreement, the 2010 Term Loan bears interest at an effective fixed rate of 4.45% (2.95% plus 1.50% margin). The interest rate swap agreement will settle contemporaneously with the maturity of the 2010 Term Loan.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

We anticipate that over the near term, interest rate fluctuations will not have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
4.45% notes due 2010	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026	260,000
7.25% notes due 2028	50,000

$920,000

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2007 10-K, all of which were met as of June 30, 2008.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. As of June 30, 2008 we were in compliance with all of our unsecured note covenants.

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

	Quarter Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Common dividends	$21,421	$19,812	$41,177	$38,402
Minority interest distributions	48	35	95	68

	$21,469	$19,847	$41,272	$38,470

Dividends paid for the 2008 Quarter increased as a result of a quarterly dividend rate increase from $0.4225 per share to $0.4325 per share in June 2008 and the addition of 2.6 million shares from the equity offering in May 2008.

Acquisitions and Development

As of June 30, 2008 we had acquired two properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical office	36,000	6,500

		Total 2008 Period	186,000	$17,700

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

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

The acquisitions in 2008 were funded with cash from operations and borrowings on our line of credit.

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

As of June 30, 2008, we had funded $69.5 million, in development and land costs, on Phases I and II of the major development project at Dulles Station. The building shell for Phase I was completed in third quarter 2007.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Six Months Ended June 30,
	2008	2007	Change
Cash provided by operating activities	$58.4	$66.2	$(7.8)
Cash used in investing activities	$(48.6)	$(257.2)	$208.6
Cash provided by (used in) financing activities	$(18.6)	$190.4	$(209.0)

Operations generated $58.4 million of net cash in the 2008 Period compared to $66.2 million of net cash generated during the comparable period in 2007. The decrease in cash flow is driven by the timing of the payment of expenses.

Our investing activities used net cash of $48.6 million in the 2008 Period compared to $257.2 million in the 2007 Period. The change is due to the fact that there were two acquisitions in the 2008 Period for $16.8 million, as compared to six acquisitions for $200.1 million in the 2007 Period. Also, spending on the development projects was $13.6 million in the 2008 Period compared to $34.4 million in the 2007 Period.

Our financing activities used net cash of $18.6 million in the 2008 Period compared to $190.4 million provided in the 2007 Period. This difference was due primarily to the fact that the 2008 Period borrowings and proceeds from equity issuance were used to pay down the lines of credit and to pay off the $60 million MOPPRS debt and the related $8.4 million loss on extinguishment. The 2007 Period borrowings and proceeds from equity issuance were primarily used for the acquisition of new properties.

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Earnings to fixed charges	1.3x	1.3x	1.0x	1.4x
Debt service coverage	2.4x	2.5x	2.2x	2.6x

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the Period ended June 30, 2008 include the impact of the loss on extinguishment of debt of $8.4 million during first the quarter of 2008 (see Consolidated Results of Operations in Item 2).

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Net income	$21,208	$8,337	$19,720	$19,049
Adjustments:
Other income from life insurance proceeds	—	—	—	(1,303)
Gain on sale of real estate	(15,275)	—	(15,275)	—
Depreciation and amortization	21,198	16,632	41,723	32,758
Discontinued operations depreciation & amortization	—	248	—	897

FFO as defined by NAREIT	$27,131	$25,217	$46,168	$51,401

WASHINGTON REAL ESTATE INVESTMENT TRUST

JUNE 30, 2008

(UNAUDITED)

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At WRIT’S annual meeting of Shareholders on May 15, 2008, the following member was elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative/Withheld Votes
Mr. Edward S. Civera	37,821,222	893,075

Mr. Civera was elected as a Trustee. Trustees whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr, Mr. John M. Derrick, Jr, Mr. John P. McDaniel, Mr. Charles T. Nason, Mr. Edward S. Civera, and Mr. Thomas E. Russell,, III.

The Shareholders approved the recommendation of the Trustees to ratify the appointment of Ernst & Young LLP as WRIT’S independent registered public accounting firm for 2008. The proposal received the following votes:

	Affirmative Votes	Negative Votes	Abstain Votes
Auditors	38,334,935	202,750	176,612

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

4.	Instruments Defining Rights of Security Holders

(oo) Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008 by and between Washington Real Estate Investment Trust and Wells Fargo Bank, National Association.

(pp) Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008 by and between Washington Real Estate Investment Trust and Wells Fargo Bank, National Association.

(qq) Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008 by and between Washington Real Estate Investment Trust and Wells Fargo Bank, National Association.

10.	Material Contracts

(jj) Purchase and Sale Agreement dated as of June 16, 2008 for 2445 M Street, NW, Washington, DC.

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Executive Vice President

(c)	Certification – Chief Financial Officer

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

Date August 8, 2008