Form 10-Q
period 2008-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2008-11-10
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Number of shares outstanding of common stock, as of November 6, 2008: 52,389,115

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

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

ITEM I. FINANCIAL STATEMENTS

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Land	$368,371	$325,490
Income producing property	1,751,057	1,621,679

	2,119,428	1,947,169
Accumulated depreciation and amortization	(382,261)	(327,759)

Net income producing property	1,737,167	1,619,410
Development in progress	23,469	98,321

Total real estate held for investment, net	1,760,636	1,717,731
Investment in real estate held for sale, net	12,546	36,562
Cash and cash equivalents	7,813	21,485
Restricted cash	47,074	6,030
Rents and other receivables, net of allowance for doubtful accounts of $5,943 and $4,196, respectively	38,121	36,548
Prepaid expenses and other assets	104,291	78,394
Other assets related to properties held for sale	211	1,576

Total assets	$1,970,692	$1,898,326

Liabilities
Notes payable	$918,873	$879,123
Mortgage notes payable	330,569	252,484
Lines of credit	47,000	192,500
Accounts payable and other liabilities	65,724	63,327
Advance rents	9,291	9,537
Tenant security deposits	10,209	10,419
Other liabilities related to properties held for sale	137	616

Total liabilities	1,381,803	1,408,006

Minority interest	3,790	3,776

Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 50,661 and 46,682 shares issued and outstanding	508	468
Additional paid-in capital	696,885	561,492
Distributions in excess of net income	(112,570)	(75,416)
Accumulated other comprehensive income	276	—

Total shareholders’ equity	585,099	486,544

Total liabilities and shareholders’ equity	$1,970,692	$1,898,326

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Real estate rental revenue	$70,639	$64,286	$209,227	$185,931

Expenses
Real estate expenses	24,031	20,021	69,101	57,526
Depreciation and amortization	21,422	17,852	62,799	50,310
General and administrative	2,780	3,174	8,971	11,424

	48,233	41,047	140,871	119,260

Real estate operating income	22,406	23,239	68,356	66,671

Other income (expense)
Interest expense	(17,148)	(15,824)	(52,395)	(45,498)
Other income	338	357	796	1,395
Loss on extinguishment of debt	—	—	(8,449)	—
Gain from non-disposal activities	17	—	17	1,303

	(16,793)	(15,467)	(60,031)	(42,800)

Income from continuing operations	5,613	7,772	8,325	23,871

Discontinued operations:
Gain on sale of real estate	—	25,022	15,275	25,022
Income from operations of properties held for sale	266	1,596	1,999	4,546

Net income	$5,879	$34,390	$25,599	$53,439

Basic net income per share
Continuing operations	$0.11	$0.17	$0.17	$0.52
Discontinued operations	0.01	0.57	0.36	0.65

Basic net income per share	$0.12	$0.74	$0.53	$1.17

Diluted net income per share
Continuing operations	$0.11	$0.17	$0.17	$0.52
Discontinued operations	0.01	0.56	0.36	0.64

Diluted net income per share	$0.12	$0.73	$0.53	$1.16

Weighted average shares outstanding – basic	49,599	46,596	48,057	45,678
Weighted average shares outstanding – diluted	49,849	46,802	48,298	45,877
Dividends declared and paid per share	$0.4325	$0.4225	$1.2875	$1.2575

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2007	46,682	$468	$561,492	$(75,416)	$—	$486,544
Comprehensive income:
Net income	—	—	—	25,599	—	25,599
Change in fair value of interest rate hedge					276	276

Total comprehensive income						25,875
Dividends	—	—	—	(62,753)		(62,753)
Equity offerings	3,741	37	127,322			127,359
Shares issued under Dividend Reinvestment Program	118	1	3,900	—	—	3,901
Share options exercised	120	1	2,642	—	—	2,643
Share grants, net of share grant amortization and forfeitures	—	1	1,529	—	—	1,530

Balance, September 30, 2008	50,661	$508	$696,885	$(112,570)	$276	$585,099

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$25,599	$53,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	63,268	51,940
Provision for losses on accounts receivable	2,647	1,720
Amortization of share grants	1,659	1,961
Gain on sale of real estate	(15,275)	(25,022)
Loss on extinguishment of debt	8,449	—
Changes in operating other assets	(24,212)	(12,585)
Changes in operating other liabilities	9,001	15,879

Net cash provided by operating activities	71,136	87,332

Cash flows from investing activities
Real estate acquisitions, net	(76,002)	(219,353)
Net cash received for sale of real estate	40,231	56,344
Restricted cash – tax free exchange escrow	(40,231)	(40,110)
Capital improvements to real estate	(26,866)	(29,469)
Development in progress	(14,727)	(53,297)
Non-real estate capital improvements	(612)	(2,912)

Net cash used in investing activities	(118,207)	(288,797)

Cash flows from financing activities
Line of credit borrowings	58,000	194,200
Line of credit repayments	(203,500)	(126,700)
Dividends paid	(62,753)	(58,211)
Proceeds from equity offerings under Dividend Reinvestment Program	3,901	—
Proceeds from mortgage notes payable	81,029	—
Principal payments – mortgage notes payable	(2,944)	(10,371)
Proceeds from debt offering	100,115	150,839
Financing costs	(1,639)	(5,117)
Net proceeds from equity offerings	127,359	57,761
Note repayments	(60,366)	—
Loss on extinguishment of debt	(8,449)	—
Net proceeds from the exercise of share options	2,643	262

Net cash provided by (used in) financing activities	33,396	202,663

Net increase (decrease) in cash and cash equivalents	(13,675)	1,198
Cash and cash equivalents, beginning of period	21,488	8,721

Cash and cash equivalents, end of period	$7,813	$9,919

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$52,584	$43,413

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Within these notes to the financial statements, we refer to the three and nine months ended September 30, 2008 as the “2008 Quarter” and the “2008 Period”, respectively, and the three and nine months ended September 30, 2007 as the “2007 Quarter” and the “2007 Period”, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement on January 1, 2008 did not have a material impact on our financial statements. However, this statement requires us to provide expanded disclosures of our valuation techniques.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any assets or liabilities, and therefore the adoption of the statement did not have a material impact on our financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs, and delaying when restructuring related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008, and will only impact the accounting for acquisitions we make after our adoption. We are currently evaluating the impact of this pronouncement on our financial statements. We currently expect the most significant impact of this statement to be the treatment of transaction costs, which will be expensed as a period cost upon adoption of the statement.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The standard is effective for fiscal years beginning after December 15, 2008. The statement will require us to change the presentation of minority interests on our financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. This statement will require us to provide expanded disclosures of our interest rate hedge contract.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-a (“the convertible debt FSP”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance will significantly impact the accounting of the Company’s convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Other than the impact on net income from the debt discount amortization, the calculation of earnings-per-share will not be affected. The convertible debt FSP will be effective for fiscal years beginning after December 15, 2008. We estimate that the adoption of the convertible debt FSP will cause (i) approximately $21.4 million of our convertible debt’s original carrying amount to be reclassified into shareholders’ equity and (ii) additional interest expense of $4.0 million to $5.5 million to be recorded each year.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“the dividend rights FSP”). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by proscribing that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The dividend rights FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that the adoption of the dividend rights FSP will not have a material impact on our EPS calculation.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement.

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

Minority Interests

We entered into an operating agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating agreement was amended and restated in 2002, resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority interest expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income.

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

Minority interest expense was $48,100 and $158,300 for the 2008 Quarter and 2008 Period, respectively, and $101,000 and $207,000 for the 2007 Quarter and 2007 Period, respectively. Quarterly distributions are made to the minority owners equal to the quarterly dividend per share for each ownership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of September 30, 2008 and December 31, 2007, deferred financing costs of $21.1 million and $23.9 million, respectively, net of accumulated amortization of $5.3 million and $7.9 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $0.6 million and $2.0 million for the 2008 Quarter and 2008 Period, respectively, and $0.7 million and $1.8 million for the 2007 Quarter and the 2007 Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of September 30,

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

2008 and December 31, 2007, deferred leasing costs of $30.5 million and $23.8 million, respectively, net of accumulated amortization of $10.1 million and $8.3 million, were included in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $0.9 million and $2.6 million for the 2008 Quarter and the 2008 Period, respectively, and $0.8 million and $2.3 million for the 2007 Quarter and the 2007 Period, respectively.

Real Estate and Depreciation

Buildings are depreciated on a straight-line basis over estimated useful lives ranging from 28 to 50 years. All capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which development projects are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $17.3 million and $51.0 million for the 2008 Quarter and Period, respectively, and $14.5 million and $40.4 million for the 2007 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.4 million and $1.9 million for the 2008 Quarter and Period, respectively, and $1.7 million and $4.6 million for the 2007 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. There were no long-live asset impairments recognized during 2008 and 2007 Quarters or 2008 and 2007 Periods.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the 2008 and 2007 Quarters or 2008 and 2007 Periods.

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

The amounts used to calculate Net Lease Intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in real estate assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible Assets are classified as other assets and are amortized on a

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. Net lease intangible liabilities are classified as other liabilities and are amortized on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease are written off to depreciation expense, amortization expense, and real estate rental revenue, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at September 30, 2008 and December 31, 2007 are as follows (in millions):

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant Origination Costs	$31.3	$14.8	$16.5	$31.3	$10.9	$20.4
Leasing Commissions/Absorption Costs	$34.1	$13.8	$20.3	$33.8	$8.8	$25.0
Net Lease Intangible assets	$8.8	$5.3	$3.5	$8.9	$4.3	$4.6
Net Lease Intangible liabilities	$22.8	$9.2	$13.6	$23.5	$6.3	$17.2

Amortization of these components combined was $2.5 million and $7.3 million for the 2008 Quarter and Period, respectively, and $2.2 million and $6.4 million for the 2007 Quarter and Period, respectively. In addition, we have a below-market ground lease intangible asset from a 2007 acquisition with gross and net carrying values of $12.1 million and $11.9 million, respectively, as of September 30, 2008. No value had been assigned to customer relationship value at September 30, 2008 or December 31, 2007.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. These include: senior management commits to and actively embarks upon a plan to sell the assets, the sale is expected to be completed within one year under terms usual and customary for such sales and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at September 30, 2008 and December 31, 2007 consisted of $47.1 million and $6.0 million, respectively, in funds escrowed for tenant security deposits for certain tenants, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements. The balance at September 30, 2008 includes proceeds from the sale of real estate of $40.2 million escrowed in a tax free property exchange account (see Note 3).

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities the Company has at September 30, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and an interest rate hedge contract. The Company’s valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair value of these assets and liabilities at September 30, 2008 is as follows (in millions):

	September 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$0.8	$—	$0.8	$—
Derivatives	$0.3	$—	$0.3	$—

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

Stock Based Compensation

We maintained a Share Grant Plan and Incentive Stock Option Plans as described in Note 7, and pursuant to those plans we made restricted share grants and granted share options to officers, eligible employees and trustees. Officer and non-officer employee share grants vesting over five years vest in annual installments commencing one year after the date of grant, and share grants vesting over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan (“2007 Plan”). This plan replaced the Share Grant Plan, which expired on December 15, 2007, as well as the Incentive Stock Option Plans. As described above, the shares and options granted pursuant to the above plans are not affected by the adoption of the 2007 Plan. If an award under the Share Grant Plan is forfeited or an award of options granted under the Option Plans expires without being exercised, the shares covered by those awards will not be available for issuance under the 2007 Plan.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of grant. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period.

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

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” “Basic earnings per share” excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, and then shared in our earnings. Sources of potentially dilutive common shares are our share based compensation plans, operating partnership units and senior convertible notes. The senior convertible notes were not dilutive for the 2008 Quarter and Period.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted per share calculations:
Income from continuing operations	$5,613	$7,772	$8,325	$23,871
Discontinued operations including gain on sale of real estate	266	26,618	17,274	29,568

Net income	$5,879	$34,390	$25,599	$53,439

Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	49,599	46,596	48,057	45,678
Effect of dilutive securities:
Employee stock options/restricted share awards and units	126	124	145	172
Operating partnership units	124	82	96	27

Denominator for diluted per share amounts	49,849	46,802	48,298	45,877
Income from continuing operations per share
Basic	$0.11	$0.17	$0.17	$0.52
Diluted	$0.11	$0.17	$0.17	$0.52
Discontinued operations including gain on disposal
Basic	$0.01	$0.57	$0.36	$0.65
Diluted	$0.01	$0.56	$0.36	$0.64
Net income per share
Basic	$0.12	$0.74	$0.53	$1.17
Diluted	$0.12	$0.73	$0.53	$1.16

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

Other Comprehensive Income (Loss)

We recorded other comprehensive income of $0.3 million for the period ended September 30, 2008 to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded no other comprehensive income or loss for 2007.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 3: REAL ESTATE INVESTMENTS

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2008	December 31, 2007
Office buildings	$857,132	$817,508
Medical office buildings	364,866	354,485
Retail centers	266,896	257,966
Multifamily properties	311,214	212,290
Industrial/Flex properties	319,320	304,920

	$2,119,428	$1,947,169

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties that were recently in development in our office and multifamily sectors. In the office sector, Dulles Station, Phase I was placed into service during the third quarter of 2008. Dulles Station, Phase II remains in development. In the multifamily sector, Bennett Park was substantially completed in the fourth quarter of 2007, and The Clayborne Apartments were substantially completed in the first quarter of 2008. In the medical office sector, we have land held for development at 4661 Kenmore Ave. The cost of our real estate portfolio in development is illustrated below (in thousands):

	September 30, 2008	December 31, 2007
Office buildings	$18,442	$56,311
Medical office buildings	4,539	4,016
Retail centers	250	74
Multifamily	207	37,920
Industrial/Flex properties	31	—

	$23,469	$98,321

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

Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. One multifamily property, Avondale, was classified as held for sale in the 2008 Quarter. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sale is expected to be completed within one year under the terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. The held for sale property was classified as discontinued operations in the Statements of Income for the 2008 and 2007 Quarters and Periods.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$757	$3,465	$4,145	$10,447
Property expenses	(368)	(1,436)	(1,677)	(4,271)
Depreciation and amortization	(123)	(433)	(469)	(1,630)

	$266	$1,596	$1,999	$4,546

Operating results by property are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Property	Segment	2008	2007	2008	2007
Maryland Trade Center I	Office	$—	$498	$—	$1,338
Maryland Trade Center II	Office	—	372	—	1,137
Sullyfield Center	Industrial	—	358	1,065	942
The Earhart Building	Industrial	—	174	421	524
Avondale	Multifamily	266	194	513	605

		$266	$1,596	$1,999	$4,546

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include commercial office, medical office, retail, multifamily and industrial. All sectors are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc., as well as by changing tenant and consumer requirements. Because the properties are located in the Washington metro region, the Company is subject to a regional concentration of credit risk related to the tenants leasing these properties.

WRIT acquired the following properties during the first nine months of 2008:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical office	36,000	6,500
September 3, 2008	Kenmore Apartments	Multifamily	269,000	58,300

		Total 2008 Period	455,000	$76,000

As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values, in accordance with SFAS No. 141, “Business Combinations.” Our acquisition of the properties listed above resulted in the recognition of $1.1 million in absorption costs and $0.2 million in leasing commissions, $0.6 million in tenant origination costs and $0.2 million in net intangible lease liabilities. The weighted average remaining life for these components are 52 months for tenant origination costs, 59 months for leasing commissions/absorption costs, and 45 months for net intangible lease liabilities. The results of operations from these acquired properties are included in the income statement as of their respective acquisition dates.

The purchases were funded with cash from operations and borrowings on one of our lines of credit.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Real estate revenues	$71.7	$66.3	$213.7	$191.9
Income from continuing operations	$6.2	$8.7	$10.5	$26.6
Net income	$6.4	$35.3	$27.8	$56.2
Diluted earnings per share	$0.13	$0.75	$0.58	$1.22

NOTE 4: MORTGAGE NOTES PAYABLE

	(in thousands)
	September 30, 2008	December 31, 2007
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of the Prosperity Medical Centers. The mortgages bear interest at 5.36% per annum and 5.34% per annum, respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	46,094	46,644
On August 12, 2004, we assumed a $10.1 million mortgage note payable, with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	10,067	10,286
On December 22, 2004, we assumed a $15.6 million mortgage note payable, with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,768	20,235
On March 23, 2005 we assumed a $24.3 million mortgage note payable, with an estimated fair value* of $25.0 million, as partial consideration for the acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013 at which time all unpaid principal and interest are payable in full.	23,428	23,783
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028 at which time all unpaid principal and interest are payable in full.	5,316	5,428
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	4,704	4,762

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	8,506	8,613
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until March 11, 2013 at which time all unpaid principal and interest are payable in full.	32,971	33,417
On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of 902-904 Wind River Lane and 200 Orchard Ridge Road. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,372	22,641
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal is payable beginning November 1, 2007, and principal and interest are payable monthly until November 1, 2015 at which time all unpaid principal and interest are payable in full.	20,969	21,176
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,345	5,499
On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut, Walker House and Bethesda Hill. The mortgage bears interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	—

	$330,569	$252,484

*	The fair value of the mortgage notes payable was estimated upon acquisition based upon dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value approximates the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $510.3 million and $449.3 million at September 30, 2008 and December 31, 2007, respectively. Scheduled principal payments for the remaining three months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

Total Principal Payments
2008	$1,113
2009	54,285
2010	25,973
2011	13,339
2012	21,088
Thereafter	214,771

Total	$330,569

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2008, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

Credit Facility No. 1 replaced Credit Facility No. 3 (see below) on June 29, 2007. We had no borrowings outstanding as of September 30, 2008 related to Credit Facility No. 1, and $14.5 million in Letters of Credit issued, with $60.5 million unused and available capacity. The balance under this facility was $70.0 million at December 31, 2007. During the third quarter of 2008, $15.0 million was repaid using a portion of the proceeds from the $40.8 million in equity issued under a Sales Agency Financing Agreement. WRIT may further increase the capacity under the facility up to $200 million to the extent the lender agrees to provide the additional commitment.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For 2008 Quarter and Period, we incurred interest expense (excluding facility fees) of $182,500 and $1.6 million, respectively, representing an average interest rate of 5.03% and 5.24% per annum, respectively. For both the 2007 Quarter and Period, we incurred interest expense (excluding facility fees) of $176,000, representing an average interest rate of 5.81% per annum.

In addition, we pay a facility fee, based on the credit rating of our publicly-issued debt, currently equal to 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2008 Quarter and Period, we incurred facility fees of $28,800 and $75,100, respectively. For both the 2007 Quarter and Period, we incurred facility fees of $26,800.

Credit Facility No. 2

We had $47.0 million outstanding as of September 30, 2008 related to Credit Facility No. 2, and $0.9 million in Letters of Credit issued, with $214.1 million unused and available for subsequent acquisitions, capital improvements or other corporate purposes. At December 31, 2007, $122.5 million was outstanding under this facility. During the third quarter of 2008, we borrowed $58.0 million to acquire Kenmore Apartments and we repaid $11.0 million using a portion of the proceeds from the $40.8 million in equity issued under a Sales Agency Financing Agreement.

On January 25, 2008, WRIT exercised the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million. The maturity date and all other terms remain materially unchanged. WRIT may further increase the capacity under the facility up to $400 million to the extent banks (from the syndicate or otherwise) agree to provide the additional commitment.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2008 Quarter and Period, we incurred interest expense (excluding facility fees) of approximately $140,800 and $3.0 million, respectively, representing an average interest rate of 3.14% and 5.16%, respectively, per annum. For the 2007 Quarter and Period, we incurred interest expense (excluding facility fees) of approximately $1.4 million and $3.2 million, respectively, representing an average interest rate of 5.80% and 5.79%, respectively, per annum.

Currently, Credit Facility No. 2 requires us to pay the lenders a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the 2008 Quarter and Period, we incurred facility fees of $100,400 and $292,900, respectively. For the 2007 Quarter and Period, we incurred facility fees of $77,000 and $227,500, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have been met as of September 30, 2008.

NOTE 6: NOTES PAYABLE

On February 20, 1998, we issued $50.0 million of 7.25% unsecured notes due February 25, 2028 at 98.653% to yield approximately 7.36%. We also sold $60.0 million in unsecured Mandatory Par Put Remarketed Securities (“MOPPRS”) at an effective borrowing rate through the remarketing date (February 2008) of approximately 6.74%. On February 25, 2008, we repaid the $60 million outstanding principal balance under the MOPPRS notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which included $8.7 million for the remarketing option value paid to the remarketing dealer and accrued interest paid to the noteholders. Accordingly, WRIT recognized a loss on extinguishment of debt of $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. WRIT refinanced the repurchase of these notes, and refinanced a portion of the line outstanding under a credit facility, by issuing the $100 million 2-year term loan described below.

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

On April 26, 2005, we issued $50.0 million of 5.05% unsecured notes due May 1, 2012 and $50.0 million of 5.35% unsecured notes due May 1, 2015, at effective yields of 5.064% and 5.359% respectively. The net proceeds from the sale of the notes of $99.1 million were used to repay borrowings under our lines of credit totaling $90.5 million and the remainder was used for general corporate purposes.

On October 6, 2005, we issued an additional $100.0 million of the series of 5.35% unsecured notes due May 1, 2015, at an effective yield of 5.49%. $93.5 million of the $98.1 million net proceeds from the sale of these notes was used to repay borrowings under our lines of credit and the remainder was used to fund general corporate purposes.

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

On September 11, 2006, we issued $100.0 million of 3.875% convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of the 3.875% convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 99.5% of par, resulting in an effective interest rate of 4.000%. Our total proceeds, net of underwriting fees, were $106.7 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

On January 22, 2007, we issued an additional $135.0 million of the 3.875% convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of the 3.875% convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and a portion of the acquisition of Monument II, to repay borrowings under our lines of credit, and to fund general corporate purposes.

The convertible notes are convertible into shares of our common stock, at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial conversion rate of 20.090 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per share, which represents a 22% premium over the $40.80 closing price of our shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our shares at the time the January 2007 transaction was priced. Holders may convert their notes into shares of our common stock prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common stock, to the extent such cash and the value of any such other consideration per share of common stock validly tendered or exchanged exceeds the closing price of our common stock as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these notes are not dilutive for the 2008 and 2007 Quarters or Periods, and are not included in our earnings per share calculations.

On or after September 20, 2011, we may redeem the convertible notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

On February 21, 2008 we entered into a $100 million unsecured term loan (the “2010 Term Loan”) with Wells Fargo Bank, National Association. The 2010 Term Loan has a maturity date of February 19, 2010 and bears interest at our option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the $100 million note, we entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The current interest rate, taking into account the swap, is 4.45% (2.95% plus 150 basis points). The interest rate swap agreement will settle contemporaneously with the maturity of the loan. This swap qualifies as a cash flow hedge as discussed in Note 1.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	September 30, 2008	December 31, 2007
6.74% notes due 2008	$—	$60,000
4.45% term loan due 2010	100,000	—
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	260,000	260,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,845)	(1,999)
Premium on notes issued	718	1,122

Total	$918,873	$879,123

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

The required principal payments excluding the effects of note discounts or premium for the remaining three months in 2008 and the remaining years subsequent to December 31, 2008 are as follows (in thousands):

2008	$—
2009	—
2010	100,000
2011	150,000
2012	50,000
Thereafter	620,000

$920,000

Interest on these notes is payable semi-annually, with the exception of the 2010 Term Loan, on which interest is payable monthly. All of the notes include certain non-financial covenants, and the non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. We were in compliance with all of our note covenants as of September 30, 2008.

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

We adopted the Washington Real Estate Investment Trust 2001 Stock Option Plan to replace the 1991 Stock Option Plan that expired on June 25, 2001. The plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. We adopted the Washington Real Estate Investment Trust Stock Option Plan for Trustees in March 1998. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

	2008
	Shares	Wtd Avg Ex Price
Outstanding at January 1	438,000	24.40
Granted	—	—
Exercised	(117,000)	22.20
Expired/Forfeited	—	—

Outstanding at September 30	321,000	25.21
Exercisable at September 30	321,000	25.21

The 321,000 options outstanding at September 30, 2008, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.21 and a weighted average remaining contractual life of 3.7 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2008 was $3.7 million. The aggregate intrinsic value of options exercised in the 2008 Period was $1.3 million. There were no forfeitures of options in the 2008 Period.

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

In December 2006, the WRIT Board of Trustees approved a program providing for the granting of restricted share units to officers and other members of management and performance share units to officers based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award is in the form of restricted share units that vest twenty percent per year based upon continued employment and two-thirds of the award is in the form of performance share units. Performance targets are set annually based on appropriate benchmarks with minimum and maximum thresholds. The performance share unit awards are based on cumulative performance over three years, and will cliff vest at the end of the three year period. For other members of management, 100% of the award will be in the form of restricted shares that vest 20% per year from date of grant based on performance targets. WRIT’s Chairman and former CEO was excluded from long-term awards under the program in view of his announced intention to retire in 2007. With respect to the performance share units, which are based on three-year cumulative performance targets set at the beginning of each year, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, the Company estimates the compensation expense at each reporting period until vesting occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The estimated expense related to the 2006 performance share units is approximately $1.5 million, of which $22,000 and $176,000 were recognized during the 2008 Quarter and Period, respectively. The 2006 estimate is based on the stock price on the grant date that coincides with the date that the three-year target was approved. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $1.5 million, of which $24,000 and $11,000 were recognized during the 2008 Quarter and Period. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $1.2 million, of which $5,000 and $275,000 were recognized during the 2008 Quarter and Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award. There were 2,734 restricted share units awarded to other members of management in February 2008. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 4,783 restricted share units to officers in 2007 pursuant to elective short term incentive deferrals.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Performance and restricted share units awarded were valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2006	21,877	39.54
2007	62,572	32.96
2008	2,922	31.79

In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000 from $30,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The following are tables of activity for the 2008 Period related to our share grants and restricted share unit grants.

Awards under Share Grant Plan

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	271,650	28.97
Unvested at January 1	62,530	34.15
Granted	—	—
Vested during period	(20,644)	33.72
Expired/Forfeited	(344)	32.70

Unvested at September 30	41,542	34.37
Vested at September 30	292,294	29.31

There were no shares granted during the 2008 Period. The total fair value of shares vested during the 2008 Period was $0.7 million. As of September 30, 2008, the total compensation cost related to non-vested share awards not yet recognized was $0.7 million, which is expected to be recognized over a weighted-average period of 12 months on a straight-line basis.

Restricted Share Units

	2008
	Shares	Wtd Avg Grant Price
Vested at January 1	8,154	35.73
Unvested at January 1	80,831	34.35
Granted	2,922	31.79
Vested during period	(8,184)	36.90
Expired/Forfeited	(1,762)	33.37

Unvested at September 30	73,807	33.99
Vested at September 30	16,338	36.31

The value of unvested restricted share units at September 30, 2008 was $2.1 million, which is expected to be recognized as compensation cost over a period of 40 months on a straight-line basis.

Total compensation expense recognized for stock based awards in the 2008 Quarter and Period was $0.7 million and $1.7 million, respectively, and $0.5 million and $2.2 million for the 2007 Quarter and Period, respectively.

Other Benefit Plans

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of $109,000 and $330,000 for the 2008 Quarter and Period, respectively, and $94,000 and $292,000 for the 2007 Quarter and Period, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. During the 2008 Quarter, the prior CEO received a lump sum distribution of the present value of his deferred compensation. The deferred compensation liability was $0.8 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively. Effective in 2007 under the Long Term Incentive Plan, elected deferrals of short term incentive awards by officers are converted into restricted share units and WRIT will match 25% of the deferred short term incentive in restricted share units, which vests at the end of three years.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO, who retired on May 31, 2007. Under this plan, upon the prior CEO’s termination of employment from the Trust for any reason other than death, discharge for cause, or total and permanent disability he was entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment which was not less than the present value of the estimated benefit payments to be made. At September 30, 2008 the accrued benefit liability was $1.9 million. For the 2008 Quarter and Period, we recognized current service cost of $33,000 and $99,000, respectively. For the 2007 Period, we recognized current service cost of $253,000. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of SFAS No. 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in July 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from the Trust for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2008 Quarter and Period, we recognized current service cost of $76,000 and $237,000, respectively. For the 2007 Quarter and Period, we recognized current service cost of $70,000 and $176,000, respectively.

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

Real estate revenue as a percentage of total revenue for each of the five reportable operating segments is as follows:

	Quarter Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Office Buildings	42%	40%	42%	41%
Medical Office Buildings	15%	16%	16%	15%
Retail Centers	15%	16%	15%	16%
Multifamily Properties	14%	13%	12%	13%
Industrial/Flex Centers	14%	15%	15%	15%

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

The percentage of total real estate assets, at cost, for each of the five reportable operating segments (excluding properties held for sale and in-development) is as follows:

	September 30, 2008	December 31, 2007
Office Buildings	40%	42%
Medical Office Buildings	17%	18%
Retail Centers	13%	13%
Multifamily Properties	15%	11%
Industrial/Flex Centers	15%	16%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenues less segment real estate expenses.

The following table presents revenues and net operating income for the 2008 and 2007 Quarters from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

Three Months Ended September 30, 2008
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$29,375	$11,041	$10,260	$9,722	$10,241	$—	$70,639
Real estate expenses	11,069	3,617	2,189	4,404	2,752	—	24,031

Net operating income	18,306	7,424	8,071	5,318	7.489	—	46,608

Depreciation and amortization							(21,422)
Interest expense							(17,148)
General and administration expense							(2,780)
Other income							338
Gain from non-disposal activities							17
Income from discontinued operations							266

Net income							$5,879

Capital expenditures	$3,106	$775	$1,145	$1,841	$1,983	$388	$9,238

Total assets	$773,174	$347,771	$235,213	$262,681	$272,317	$79,536	$1,970,692

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Three Months Ended September 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$25,981	$10,305	$10,061	$8,108	$9,831	$—	$64,286
Real estate expenses	8,983	3,238	2,098	3,499	2,203	—	20,021

Net operating income	16,998	7,067	7,963	4,609	7,628	—	44,265

Depreciation and amortization							(17,852)
Interest expense							(15,824)
General and administration expense							(3,174)
Other income							357
Gain on sale of real estate							25,022
Income from discontinued operations							1,596

Net income							$34,390

Capital expenditures	$13,224	$1,851	$4,765	$12,580	$1,998	$1,011	$35,429

Total assets	$691,062	$347,889	$232,428	$202,480	$290,907	$81,035	$1,845,801

Nine Months Ended September 30, 2008
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$87,794	$32,643	$31,247	$26,643	$30,900	$—	$209,227
Real estate expenses	31,424	10,566	6,872	12,375	7,864	—	69,101

Net operating income	56,370	22,077	24,375	14,268	23,036	—	140,126

Depreciation and amortization							(62,799)
Interest expense							(52,395)
General and administration expense							(8,971)
Other income							796
Gain from non-disposal activities							17
Loss on extinguishment of debt							(8,449)
Gain on sale of real estate							15,275
Income from discontinued operations							1,999

Net income							$25,599

Capital expenditures	$11,019	$3,849	$2,801	$4,792	$4,405	$612	$27,478

WASHINGTON REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Nine Months Ended September 30, 2007
	Office Buildings	Medical Office Buildings	Retail Centers	Multifamily	Industrial/Flex Centers	Corporate And Other	Consolidated
Real estate rental revenue	$75,528	$27,077	$30,814	$23,249	$29,263	$—	$185,931
Real estate expenses	25,517	8,325	6,643	9,911	7,130	—	57,526

Net operating income	50,011	18,752	24,171	13,338	22,133	—	128,405

Depreciation and amortization							(50,310)
Interest expense							(45,498)
General and administration expense							(11,424)
Other income							1,395
Gain from non-disposal activities							1,303
Gain on sale of real estate							25,022
Income from discontinued operations							4,546

Net income							$53,439

Capital expenditures	$14,240	$3,289	$2,644	$6,103	$3,193	$2,912	$32,381

NOTE 9: SHAREHOLDERS’ EQUITY

During the second quarter of 2008, WRIT completed a public offering of 2.6 million common shares priced at $34.80 per share, raising $86.7 million in net proceeds. The net proceeds were used for the repayment of debt under our lines of credit.

During the 2008 Quarter, WRIT entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of the Company’s common shares from time to time over a period of no more than 36 months. Sales of the shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. As of the end of the 2008 Quarter, WRIT had issued 1.1 million common shares at a weighted average price of $36.15 under a Sales Agency Financing Agreement, raising $40.7 million in net proceeds.

WRIT has a Dividend Reinvestment Program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. Net proceeds under this program are used for general corporate purposes. For the 2008 Quarter, 38,240 common shares were issued at a weighted average price of $35.06 per share, raising $1.3 million in net proceeds. For the 2008 Period, 117,730 common shares were issued at a weighted average price of $33.13 per share, raising $3.9 million in net proceeds.

During the second quarter of 2007, WRIT completed a public offering of 1.6 million common shares priced at $37.00 per share, raising $57.8 million in net proceeds. The net proceeds were used for the repayment of debt.

NOTE 10: SUBSEQUENT EVENTS

On October 1, 2008 WRIT completed a $60.4 million equity offering of 1.725 million common shares at a price of $35.00 per share. WRIT used the proceeds of the offering to repay all outstanding borrowings under its lines of credit and for general corporate purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2008, the “2008 Quarter” and “2008 Period”, respectively, and the three and nine months ended September 30, 2007, the “2007 Quarter” and “2007 Period”, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing real properties in the greater Washington metro region. As of September 30, 2008, we owned a diversified portfolio of 92 properties, consisting of 14 retail centers, 27 general purpose office properties, 17 medical office buildings, 22 industrial/flex properties and 12 multifamily properties, totaling 13.0 million net rentable square feet, and land held for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Net Operating Income (“NOI”) by segment. NOI is calculated as real estate rental revenue less real estate operating expenses. NOI is a non-GAAP supplemental measure to net income.

•

Economic occupancy (or “occupancy” – defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), leased percentage (the percentage of available physical net rentable area leased for our commercial segments and percentage of apartment units leased for our multifamily segment) and rental rates.

•	Leasing activity – new leases, renewals and expirations.

•	Funds From Operations (“FFO”). FFO is calculated as set forth under the caption “Funds from Operations.” FFO is a non -GAAP supplemental measure to net income.

Our results in the 2008 Quarter as compared to the 2007 Quarter showed NOI growth in all sectors except industrial/flex, primarily due to rental rate growth offset by a decrease in overall occupancy. Our results also benefited from the NOI contributions of the acquisitions in the last two years. The decrease in NOI in the industrial sector is primarily due to lower occupancy and higher bad debt expense. We substantially completed construction at Bennett Park in the fourth quarter of 2007, and began delivering units at The Clayborne in the first quarter of 2008. The two properties were 71% and 55% leased at the end of the 2008 quarter, respectively. Phase I of the office development at Dulles Station was placed into service during the 2008 Quarter, and is 86% leased.

GENERAL

During the 2008 Period we completed the following significant transactions:

•	The acquisition of one industrial/flex property for $11.2 million, adding approximately 150,000 square feet which was 100% leased at the end of the 2008 Period.

•	The acquisition of one medical office building for $6.5 million, adding approximately 36,000 square feet which was 100% leased at the end of the 2008 Period.

•	The acquisition of one 374-unit apartment building for $58.3 million, adding approximately 269,000 square feet which was 96% leased at the end of the 2008 Period.

•	The sale of two industrial properties for a contract sales price of $41.1 million, resulting in a gain on sale of $15.3 million.

•

An agreement to acquire one medical office property, currently under construction, for $19.5 million. The purchase is expected to occur by the first quarter of 2009 and will add 85,300 square feet of medical office space.

•	The completion of a public offering of 2,600,000 common shares priced at $34.80 per share, raising $86.7 million in net proceeds.

•	The issuance of 1,141,410 common shares at weighted average price of $36.15 under a Sales Agency Financing Agreement, raising $40.7 million in net proceeds.

•	The execution of three mortgage notes totaling approximately $81.0 million at a fixed rate of 5.71%, secured by three multifamily properties.

•

The repayment of the $60 million outstanding principal balance under 6.74% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which amount included the $8.7 million remarketing option value paid to the remarketing dealer and accrued interest paid to the holders. The loss on extinguishment of debt was $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. WRIT refinanced the repurchase of these notes, and refinanced a portion of line outstandings, by issuing a $100 million 2-year term loan. WRIT also entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the interest rate on the term loan at 4.45%.

•	The exercise of the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•

The execution of two leases totaling 154,000 square feet at the previously unleased Dulles Station, Phase I office building. In addition to those leases, we executed new leases for 458,000 square feet of commercial space elsewhere in our portfolio, with an average rental rate increase of 20.9%.

During the 2007 Period we completed the following significant transactions:

•

The acquisition of two general office properties for $96.4 million adding approximately 278,000 square feet, four medical office properties for $119.1 million adding approximately 362,000 square feet, one industrial/flex property for $26.5 million adding approximately 157,000 square feet, and land held for development for $3.8 million.

•	The disposition of two office buildings for a contract sales price of $58.0 million and a gain on sale of $25.0 million.

•	The issuance of $150.0 million of 3.875% unsecured convertible notes due 2026 at an effective yield of 4.003% raising $146.0 million in net proceeds.

•	The completion of a public offering of 1,600,000 common shares priced at $37.00 per share raising $57.8 million in net proceeds.

•	The opening of a new unsecured revolving credit facility with SunTrust Bank with a committed capacity of $75.0 million and a maturity date of June 29, 2011.

•	The completion of modification to our bond covenants from a restrictive total assets definition to a market based asset definition.

•	The investment of $53.3 million in our development projects.

•	The execution of new leases for 1,223,000 square feet of commercial space.

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

The amounts used to calculate Net Lease Intangibles are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant Origination Costs are included in real estate assets on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions and Absorption Costs are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible assets are classified as other assets and are amortized on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. Net Lease Intangible liabilities are classified as other liabilities and are amortized on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, Absorption Costs and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, and real estate rental revenue, respectively. We have attributed no value to Customer Relationship Value as of September 30, 2008 or December 31, 2007.

Impairment Losses on Long-Lived Assets

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair market value. There were no property impairments recognized during the first nine months of 2008 and 2007.

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

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the Quarters and Periods ended September 30, 2008 and 2007. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated. A “non-core” property is one that was acquired during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. One property was acquired during the 2008 Quarter and one property and land for development were acquired during the 2007 Quarter. Five properties were classified as held for sale or sold during the 2008 and 2007 Quarters.

To provide more insight into our operating results, our discussion is divided into two main sections: (1) Consolidated Results of Operations where we provide an overview analysis of results on a consolidated basis and (2) Net Operating Income (“NOI”) where we provide a detailed analysis of core versus non-core property-level NOI results by segment. NOI is calculated as real estate rental revenue less real estate expenses.

CONSOLIDATED RESULTS OF OPERATIONS

REAL ESTATE RENTAL REVENUE

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Minimum base rent	$61,857	$57,286	$4,571	8.0%	$183,169	$164,569	$18,600	11.3%
Recoveries from tenants	8,113	6,316	1,797	28.5%	23,822	18,482	5,340	28.9%
Parking and other tenant charges	669	684	(15)	(2.2)%	2,236	2,880	(644)	(22.3)%

	$70,639	$64,286	$6,353	9.9%	$209,227	$185,931	$23,296	12.5%

Real estate rental revenue is comprised of (1) minimum base rent, which includes rental revenues recognized on a straight-line basis, (2) revenue from the recovery of operating expenses from our tenants and (3) other revenue such as parking, termination fees and percentage rent.

Minimum base rent increased $4.6 million in the 2008 Quarter compared to the 2007 Quarter primarily due to acquisitions and development properties placed into service in 2007 and 2008. These acquisitions and development properties accounted for $4.4 million of the increase in minimum base rent in the 2008 Quarter over the 2007 Quarter and $0.5 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2008 Quarter increased $0.2 million over the prior year driven by rental rate growth in all sectors offset by a decrease in core economic occupancy.

Minimum base rent increased $18.6 million in the 2008 Period compared to the 2007 Period primarily due to the acquisitions in 2007 and 2008. These acquisitions accounted for $16.3 million of the minimum rent increase and $2.7 million of the increase in recoveries from tenants. Minimum base rent from core properties in the 2008 Period increased by $2.3 million due to rental rate growth in all sectors.

A summary of consolidated economic occupancy from continuing operations by sector follows:

	Quarter Ended September 30,			Period Ended September 30,
Sector	2008	2007	Change	2008	2007	Change
Office Buildings	90.2%	94.9%	(4.7)%	93.2%	94.3%	(1.1)%
Medical Office Buildings	95.8%	99.7%	(3.9)%	96.9%	98.4%	(1.5)%
Retail Centers	94.4%	95.0%	(0.6)%	94.9%	94.9%	—%
Multifamily Properties	84.9%	91.6%	(6.7)%	81.3%	90.7%	(9.4)%
Industrial/Flex Centers	92.9%	95.4%	(2.5)%	93.6%	95.2%	(1.6)%

Total	91.1%	95.2%	(4.1)%	92.2%	94.6%	(2.4)%

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall consolidated economic occupancy decreased by 4.1% for the 2008 Quarter over the 2007 Quarter. The overall decrease was led by the multifamily sector, which decreased by 6.7% due to the multifamily development properties, Bennett Park and Clayborne, being placed into service during fourth quarter 2007 and first quarter 2008. The properties are in lease-up and were 71% and 55% leased, respectively, as of the end of the 2008 Quarter. Occupancy in the office sector decreased by 4.7% primarily due to vacant space at Dulles Station, 2000 M Street and One Central Plaza. Dulles Station was placed into service during the 2008 Quarter, and leases for 86% of the available space had been signed by quarter-end. The occupancy decreases in the other commercial sectors are reflective of a weakening economy.

Consolidated economic occupancy was 92.2% for the 2008 Period, a decrease of 2.4% compared to the 2007 Period. Occupancy at the various sectors was impacted by the activity in the third quarter, discussed above.

REAL ESTATE EXPENSES

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Property operating expenses	$16,783	$14,291	$2,492	17.4%	$48,514	$41,487	$7,027	16.9%
Real estate taxes	7,248	5,730	1,518	26.5%	20,587	16,039	4,548	28.4%

	$24,031	$20,021	$4,010	20.0%	$69,101	$57,526	$11,575	20.1%

Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Real estate expenses were 34.0% of revenue in the 2008 Quarter and 31.1% of the revenue in the 2007 Quarter. The properties acquired or placed into service in 2007 and 2008 accounted for a $1.9 million increase in property operating expenses. The $0.6 million increase in property operating expenses from core properties is due to higher administrative and maintenance costs. The properties acquired or placed into service in 2007 and 2008 also accounted for $0.8 million of the $1.5 million increase real estate taxes. The $0.7 million increase in real estate taxes for core properties was due to higher property assessments across the portfolio.

Real estate expenses were 33.0% of revenue for the 2008 Period and 30.9% of revenue for the 2007 Period. The properties acquired or placed into service in 2007 and 2008 accounted for $6.7 million of the $7.0 million increase in property operating expenses, and $2.9 million of the $4.5 million increase in real estate taxes over the 2007 Period. Real estate taxes increased due to higher assessments across the portfolio.

OTHER EXPENSES

Other expenses are summarized as follows (all data in thousands, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Depreciation & amortization	$21,422	$17,852	$3,570	20.0%	$62,799	$50,310	$12,489	24.8%
Interest expense	17,148	15,824	1,324	8.4%	52,395	45,498	6,897	15.2%
Loss on extinguishment of debt	—	—	—	—	8,449	—	8,449	—
General & administrative	2,780	3,174	(394)	(12.4)%	8,971	11,424	(2,453)	(21.5)%

	$41,350	$36,850	$4,500	12.2%	$132,614	$107,232	$25,382	23.7%

Depreciation and amortization expense increased $3.6 million to $21.4 million in the 2008 Quarter from $17.9 million in the 2007 Quarter and $12.5 million to $62.8 million in the 2008 Period from $50.3 million in the 2007 Period due primarily to acquisitions, development properties placed into service, capital expenditures and tenant improvements.

General and administrative expenses decreased by $0.4 million and $2.4 million in the 2008 Quarter and Period, respectively. This decrease is due primarily to lower incentive compensation expense.

The loss on extinguishment of debt is a non-recurring charge associated with the extinguishment of $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”). The securities were refinanced with a $100 million 2-year term loan in February 2008. WRIT also entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the interest rate on the term loan at 4.45%.

Interest expense increased $1.3 million and $6.9 million in the 2008 Quarter and Period, respectively. The increases are due to lower capitalized interest due to placing development properties into service at the end of 2007 and during 2008, as well higher mortgage interest caused by entering into three mortgage notes on multifamily properties during the second quarter of 2008. The proceeds of the mortgage notes were used to pay down floating rate credit facility debt. The quarter over quarter variance is partially offset by lower interest on lines of credit due to paydowns made during the second and third quarters of 2008. The period over period variance reflects higher interest on lines of credit, which were used to partially fund 2007 and 2008 acquisitions.

A summary of interest expense for the Quarter and Period ended September 30, 2008 and 2007, respectively, appears below (in millions):

	Quarter Ended September 30,			Period Ended September 30,
Debt Type	2008	2007	$ Change	2008	2007	$ Change
Notes payable	$11.9	$11.9	$—	$36.0	$35.3	$0.7
Mortgages	5.0	3.8	1.2	12.9	10.7	2.2
Lines of credit	0.6	1.8	(1.2)	5.4	4.1	1.3
Capitalized interest	(0.4)	(1.7)	1.3	(1.9)	(4.6)	2.7

Total	$17.1	$15.8	$1.3	$52.4	$45.5	$6.9

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

We sold two properties in 2007 and two properties in the second quarter of 2008. Maryland Trade Centers I and II were classified as held for sale as of March 31, 2007 and sold as of September 26, 2007. They were sold for a contract sales price of $58.0 million, and we recognized a gain on disposal of $25.0 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” $15.3 million of the proceeds from the disposition was used to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

Sullyfield Center and The Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The proceeds from the sale were escrowed into a tax free property exchange account that may be used for the acquisition of a new property.

In September 2008 we concluded that Avondale, a multifamily property, met the criteria specified in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to classify this property as held for sale. Senior management has committed to a plan to sell the asset, and the sale is expected to be completed in one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on this property was discontinued at that time, but operating revenues and other operating expenses continue to be recognized until the date of the sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the consolidated statements of income.

Operating results of the properties classified as discontinued operations for the 2008 and 2007 Quarters and Periods are summarized as follows (in thousands):

	Quarter ended September 30,			Period ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Revenues	$757	$3,465	$(2,708)	$4,145	$10,447	$(6,302)
Property expenses	(368)	(1,436)	1,068	(1,677)	(4,271)	2,594
Depreciation and amortization	(123)	(433)	310	(469)	(1,630)	1,161

	$266	$1,596	$(1,330)	$1,999	$4,546	$(2,547)

NET OPERATING INCOME

NOI is one of the key performance measures we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as real estate rental revenue less real estate operating expenses. We believe that NOI is a useful supplemental measure of our property operating performance because it provides a performance measure of the revenues and expenses directly involved in owning real estate assets, and provides a perspective not immediately apparent from net income. This presentation provides management and investors greater insight into the performance of the Company’s properties and useful information for evaluating the period over period operating performance of its portfolio. A reconciliation of NOI to net income is provided below.

2008 Quarter Compared to the 2007 Quarter

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2008 Quarter compared to the 2007 Quarter. All amounts are in thousands except percentage amounts.

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$65,303	$64,001	$1,302	2.0%
Non-core (1)	5,336	285	5,051

Total real estate rental revenue	$70,639	$64,286	$6,353	9.9%

Real Estate Expenses
Core	$20,983	$19,613	$1,370	7.0%
Non-core (1)	3,048	408	2,640	647.1%

Total real estate expenses	$24,031	$20,021	$4,010	20.0%

Net Operating Income
Core	$44,320	$44,388	$(68)	(0.2)%
Non-core (1)	2,288	(123)	2,411

Total NOI	$46,608	$44,265	$2,343	5.3%

Reconciliation to Net Income
NOI	$46,608	$44,265
Other income	338	357
Interest expense	(17,148)	(15,824)
Depreciation and amortization	(21,422)	(17,852)
General and administrative expenses	(2,780)	(3,174)
Gain from non-disposal activities	17	—
Gain on sale of real estate	—	25,022
Discontinued operations(2)	266	1,596

Net income	$5,879	$34,390

	Three Months Ended September 30,
Economic Occupancy	2008	2007
Core	93.8%	95.5%
Non-core (1)	66.4%	60.4%

Total	91.1%	95.2%

(1)	Non-core properties include:

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building and Kenmore Apartments

2007 acquisitions – CentreMed I&II and 2000 M Street

2008 and 2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

(2)	Discontinued operations include income from operations for:

2008 and 2007 sold properties – Sullyfield Center, The Earhart Building and Maryland Trade Centers I & II

2008 held for sale property – Avondale

We recognized NOI of $46.6 million in the 2008 Quarter, which was $2.3 million greater than in the 2007 Quarter due primarily to our acquisitions in 2007 and 2008. The non-core properties contributed all of the increase in NOI in the 2008 Quarter.

Core properties experienced a $0.1 million decrease in NOI due to a $1.3 million increase in real estate rental revenue offset by a $1.4 million increase in real estate expenses. Core real estate rental revenue benefited from increased rental rates, partially offset by lower occupancy. The increase in core expenses was driven by higher real estate taxes in all sectors due to higher property assessments.

Overall economic occupancy decreased to 91.1% from 95.2% as core economic occupancy decreased from 95.5% to 93.8%, with decreases occurring in all sectors. Non-core economic occupancy increased from 60.4% to 66.4%, reflecting the continuing lease-up of development properties placed into service during 2007 and 2008. As of September 30, 2008, 13.1% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2008 Quarter we executed new leases for 458,100 square feet at an average rental rate increase of 20.9%. An analysis of NOI by sector follows.

Office Sector

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$26,578	$25,981	$597	2.3%
Non-core (1)	2,797	—	2,797	—%

Total real estate rental revenue	$29,375	$25,981	$3,394	13.1%

Real Estate Expenses
Core	$9,455	$8,845	$610	6.9%
Non-core (1)	1,614	138	1,476

Total real estate expenses	$11,069	$8,983	$2,086	23.2%

Net Operating Income
Core	$17,123	$17,136	$(13)	(0.1)%
Non-core (1)	1,183	(138)	1,321	957.2%

Total NOI	$18,306	$16,998	$1,308	7.7%

	Three Months Ended September 30,
Economic Occupancy	2008	2007
Core	92.5%	94.9%
Non-core (1)	70.9%	N/A

Total	90.2%	94.9%

(1)	Non-core properties include:

2008 and 2007 in development – Dulles Station

2007 acquisition – 2000 M Street

The office sector recognized NOI of $18.3 million in the 2008 Quarter, which was $1.3 million higher than in the 2007 Quarter due to the NOI contribution of the property acquired in 2007. This property contributed the entire increase in NOI. Core office sector NOI was flat due to higher rental rates being offset by lower occupancy and higher real estate taxes.

Core economic occupancy decreased to 92.5% from 94.9% as a result of tenants vacating at Lexington and One Central Plaza. Non-core economic occupancy was 70.9% primarily due to vacancies at Phase I of Dulles Station, which was placed into service during the 2008 Quarter. The property was 86% leased by quarter-end.

As of September 30, 2008, 11.9% of the total office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 121,700 square feet of office space with an average rental rate increase of 16.1%.

Medical Office Sector

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$10,453	$10,087	$366	3.6%
Non-core(1)	588	218	370	169.7%

Total real estate rental revenue	$11,041	$10,305	$736	7.1%

Real Estate Expenses
Core	$3,382	$3,180	$202	6.4%
Non-core(1)	235	58	177	305.2%

Total real estate expenses	$3,617	$3,238	$379	11.7%

Net Operating Income
Core	$7,071	$6,907	$164	2.4%
Non-core(1)	353	160	193	120.6%

Total NOI	$7,424	$7,067	$357	5.1%

	Three Months Ended September 30,
Economic Occupancy	2008	2007
Core	96.7%	99.6%
Non-core (1)	81.2%	100.0%

Total	95.8%	99.7%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

2007 acquisition – CentreMed I&II

The medical office sector recognized NOI of $7.4 million in the 2008 Quarter which was $0.4 million higher than the 2007 Quarter. The acquired properties contributed $0.2 million to the increase in NOI, while core medical office sector NOI increased $0.2 million due to higher rental rates offset by lower occupancy and higher real estate taxes.

Core economic occupancy decreased to 96.7% from 99.6% due to vacancies at 2440 M Street, 8301 Arlington Boulevard and Alexandria Professional Center. Non-core occupancy decreased to 81.2% from 100.0%, reflecting the impact of vacant space at Sterling Medical Office Building, which was acquired during the second quarter of 2008. The sellers of Sterling Medical Office Building are reimbursing us for this vacant space for a period of 12 – 18 months under the terms of the sale agreement. As of September 30, 2008, 9.7% of the total medical office square footage leased is scheduled to expire in the next twelve months. We executed new leases for 61,300 square feet of medical office space with an average rental rate increase of 13.2%.

Retail Sector

	Three Months September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Total	$10,260	$10,061	$199	2.0%
Real Estate Expenses
Total	$2,189	$2,098	$91	4.3%

Net Operating Income
Total	$8,071	$7,963	$108	1.4%

	Three Months Ended September 30,
Economic Occupancy	2008	2007
Total	94.4%	95.0%

Retail sector NOI increased slightly in the 2008 Quarter from the 2007 Quarter due to higher rental rates, offset by lower occupancy and higher real estate taxes.

Economic occupancy decreased to 94.4% from 95.0% due to higher vacancy at Westminster Shopping Center and Montgomery Village Center. As of September 30, 2008, 12.7% of the total retail square footage leased is scheduled to expire in the next twelve months. We executed new leases for 77,600 square feet of retail space at an average rent increase of 32.0%.

Multifamily Sector

	Three Months Ended September 30
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$8,168	$8,041	$127	1.6%
Non-core (1)	1,554	67	1,487

Total real estate rental revenue	$9,722	$8,108	$1,614	19.9%

Real Estate Expenses
Core	$3,359	$3,287	$72	2.2%
Non-core (1)	1,045	212	833	392.9%

Total real estate expenses	$4,404	$3,499	$905	25.9%

Net Operating Income
Core	$4,809	$4,754	$55	1.2%
Non-core (1)	509	(145)	654	451.0%

Total NOI	$5,318	$4,609	$709	15.4%

	Three Months Ended September 30
Economic Occupancy	2008	2007
Core	94.7%	93.4%
Non-core (1)	55.1%	27.0%

Total	84.9%	91.6%

(1)	Non-core properties include:

2008 and 2007 in development – Bennett Park and Clayborne Apartments

2008 acquisition – Kenmore Apartments

The multifamily sector recognized NOI of $5.3 million in the 2008 Quarter which was $0.7 million higher than the 2007 Quarter. Core NOI was flat, while non-core NOI increased by $0.7 million primarily due to the development properties placed into service during 2007 and 2008.

Total economic occupancy decreased to 84.9% from 91.6% because the newly-developed Bennett Park and Clayborne were placed into service in fourth quarter 2007 and first quarter 2008, respectively, and are in the initial lease-up phase. Bennett Park was 71% leased and Clayborne was 55% leased at the end of the 2008 Quarter.

Industrial Sector

	Three Months Ended September 30
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$9,844	$9,831	$13	0.1%
Non-core (1)	397	—	397	—

Total real estate rental revenue	$10,241	$9,831	$410	4.2%
Real Estate Expenses
Core	$2,598	$2,203	$395	17.9%
Non-core (1)	154	—	154	—

Total real estate expenses	$2,752	$2,203	$549	24.9%
Net Operating Income
Core	$7,246	$7,628	$(382)	(5.0)%
Non-core (1)	243	—	243	—

Total NOI	$7,489	$7,628	$(139)	(1.8)%

	Three Months Ended September 30
Economic Occupancy	2008	2007
Core	92.7%	95.4%
Non-core (1)	100.0%	N/A

Total	92.9%	95.4%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

The industrial sector recognized NOI of $7.5 million in the 2008 Quarter, which was $0.1 million (1.8%) lower than in the 2007 Quarter. Core NOI decreased by $0.4 million due to lower occupancy and higher bad debt expense offset by higher rental rates.

Core economic occupancy decreased to 92.7% from 95.4% due to higher vacancy at 270 Technology Park, Ammendale I&II and 8900 Telegraph Road. As of September 30, 2008, 16.0% of the total industrial square footage leased is scheduled to expire in the next twelve months. We executed new leases for 197,500 square feet of industrial space at an average rent increase of 28.7%.

2008 Period Compared to the 2007 Period

The following tables of selected consolidated operating data provide the basis for our discussion of NOI in the 2008 Period compared to the 2007 Period. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$177,399	$173,999	$3,400	2.0%
Non-core (1)	31,828	11,932	19,896	166.7%

Total real estate rental revenue	$209,227	$185,931	$23,296	12.5%
Real Estate Expenses
Core	$55,470	$53,530	$1,940	3.6%
Non-core (1)	13,631	3,996	9,635	241.1%

Total real estate expenses	$69,101	$57,526	$11,575	20.1%
Net Operating Income
Core	$121,929	$120,469	$1,460	1.2%
Non-core (1)	18,197	7,936	10,261	129.3%

Total NOI	$140,126	$128,405	$11,721	9.1%

Reconciliation to Net Income
NOI	$140,126	$128,405
Other income	796	1,395
Gain from non-disposal activities	17	1,303
Interest expense	(52,395)	(45,498)
Depreciation and amortization	(62,799)	(50,310)
General and administrative expenses	(8,971)	(11,424)
Loss on extinguishment of debt	(8,449)	—
Gain on sale of real estate	15,275	25,022
Discontinued operations(2)	1,999	4,546

Net income	$25,599	$53,439

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	94.6%	94.5%
Non-core (1)	79.6%	95.3%

Total	92.2%	94.6%

(1)	Non-core properties include:

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building and Kenmore Apartments

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed I&II and 2000 M Street

2008 and 2007 in development – Bennett Park, Clayborne Apartments and Dulles Station

(2)	Discontinued operations include income from operations for:

2008 and 2007 sold properties – Sullyfield Center, The Earhart Building, and Maryland Trade Centers I & II
2008 held for sale – Avondale

We recognized NOI of $140.1 million in the 2008 Period, which was $11.7 million (9.1%) greater than in the 2007 Period due primarily to our acquisitions in 2007 and 2008. These acquired properties contributed $10.3 million, or 87.5%, of the increase in total NOI.

Core properties experienced a $1.5 million increase in NOI due to a $3.4 million increase in real estate rental revenue offset somewhat by a $1.9 million increase in real estate expenses. Core real estate rental revenue benefited from increased occupancy in the multifamily sector, as well as increased rental rates in all sectors. The increase in core expenses was due to increased real estate taxes caused by higher property assessments across the portfolio.

Overall economic occupancy decreased from 94.6% in the 2007 Period to 92.2% in the 2008 Period as non-core occupancy decreased. The lower non-core occupancy is due to placing in development multifamily properties, Bennett Park and Clayborne, into service in the fourth quarter 2007 and first quarter 2008, respectively. Also, Phase I of the office development project at Dulles Station was placed into service during the 2008 Period. Core economic occupancy increased from 94.5% to 94.6%, due to increases in the office and multifamily sectors, offset somewhat by a decrease in core medical office and industrial occupancy. As of September 30, 2008, 13.1% of the total commercial square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 1,200,800 square feet with an average rental rate increase of 16.2%. An analysis of NOI by sector follows.

Office Sector

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$71,838	$70,505	$1,333	1.9%
Non-core (1)	15,956	5,023	10,933	217.7%

Total real estate rental revenue	$87,794	$75,528	$12,266	16.2%
Real Estate Expenses
Core	$24,847	$24,047	$800	3.3%
Non-core (1)	6,577	1,470	5,107	347.4%

Total real estate expenses	$31,424	$25,517	$5,907	23.1%
Net Operating Income
Core	$46,991	$46,458	$533	1.1%
Non-core (1)	9,379	3,553	5,826	164.0%

Total NOI	$56,370	$50,011	$6,359	12.7%

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	94.1%	94.0%
Non-core (1)	89.0%	98.2%

Total	93.2%	94.3%

(1)	Non-core properties include:

2008 and 2007 in development – Dulles Station

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

The office sector recognized NOI of $56.4 million in the 2008 Period, which was $6.4 million higher than in the 2007 Period due primarily to the NOI contribution of the properties acquired in 2007. Those properties contributed $5.8 million to the increase in total office sector NOI. Core office sector NOI was $0.5 million higher than in the comparable period in 2007 due primarily to increased occupancy and rental rates, offset by higher real estate taxes.

Core economic occupancy increased slightly to 94.1% from 94.0%. Non-core economic occupancy decreased to 89.0% from 98.2%, mainly due to placing Phase I of Dulles Station into service, as well as vacated space at 2000 M Street. Phase I of Dulles Station was 86% leased by period end.

As of September 30, 2008, 11.9% of the total office square footage leased is scheduled to expire in the next twelve months. During the 2008 Period we executed new leases for 439,800 square feet of office space with an average rental rate increase of 11.6%.

Medical Office Sector

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$22,180	$21,963	$217	1.0%
Non-core(1)	10,463	5,114	5,349	104.6%

Total real estate rental revenue	$32,643	$27,077	$5,566	20.6%

Real Estate Expenses
Core	$6,729	$6,525	$204	3.1%
Non-core(1)	3,837	1,800	2,037	113.2%

Total real estate expenses	$10,566	$8,325	$2,241	26.9%

Net Operating Income
Core	$15,451	$15,438	$13	0.1%
Non-core(1)	6,626	3,314	3,312	99.9%

Total NOI	$22,077	$18,752	$3,325	17.7%

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	98.1%	99.1%
Non-core (1)	94.5%	95.1%

Total	96.9%	98.4%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed I&II

The medical office sector recognized NOI of $22.1 million in the 2008 Period, which was $3.3 million higher than the 2007 Period due to the properties acquired in 2007 and 2008. The acquired properties contributed nearly all of the increase in NOI.

Core economic occupancy decreased to 98.1% from 99.1% due to vacancies at 8301 Arlington Boulevard and Alexandria Professional Center. Non-core economic occupancy decreased to 94.5% from 95.1%, reflecting vacant space at Sterling Medical Office Building, which was acquired during the second quarter of 2008. The sellers of Sterling Medical Office Building are reimbursing us for this vacant space for a period of 12 – 18 months under the terms of the sale agreement. As of September 30, 2008, 9.7% of the total medical office square footage leased is scheduled to expire in the next twelve months. During the 2008 Period, we executed new leases for 121,700 square feet of medical office space with an average rental rate increase of 19.6%.

Retail Sector

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core/Total	$31,247	$30,814	$433	1.4%

Real Estate Expenses
Core/Total	$6,872	$6,643	$229	3.4%

Net Operating Income
Core	$24,375	$24,171	$204	0.8%

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	94.9%	94.9%

Retail sector NOI remained relatively flat in the 2008 Period compared to the 2007 Period. The increase in rental revenue of $0.4 million was due to increased rental rates. Real estate expenses increased by $0.2 million due to higher real estate taxes caused by higher property assessments.

Economic occupancy remained unchanged. As of September 30, 2008, 12.7% of the total retail square footage leased is scheduled to expire in the next twelve months. During the 2008 Period, we executed new leases for 154,200 square feet of retail space at an average rent increase of 29.3%.

Multifamily Sector

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$24,029	$23,179	$850	3.7%
Non-core (1)	2,614	70	2,544

Total real estate rental revenue	$26,643	$23,249	$3,394	14.6%

Real Estate Expenses
Core	$9,911	$9,579	$332	3.5%
Non-core (1)	2,464	332	2,132	642.2%

Total real estate expenses	$12,375	$9,911	$2,464	24.9%

Net Operating Income
Core	$14,118	$13,600	$518	3.8%
Non-core (1)	150	(262)	412	157.3%

Total NOI	$14,268	$13,338	$930	7.0%

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	93.6%	91.3%
Non-core (1)	36.5%	27.0%

Total	81.3%	90.7%

(1)	Non-core properties include:

2008 and 2007 in development – Bennett Park and Clayborne Apartments

2008 acquisition – Kenmore Apartments

The multifamily sector recognized NOI of $14.3 million in the 2008 Period, which was $0.9 million higher than in the 2007 Period. Core NOI increased by $0.5 million due to higher rental rates and higher occupancy, partially offset by higher operating expenses. Non-core NOI increased by $0.4 million due to the ongoing lease-up of two development properties, Bennett Park and Clayborne, placed into service in fourth quarter 2007 and first quarter 2008, respectively. The properties were 71% and 55% leased, respectively, as of the end of the 2008 Period.

Total economic occupancy decreased to 81.3% from 90.7% because the newly-developed Bennett Park and Clayborne were placed into service in fourth quarter 2007 and first quarter 2008, respectively, and are in the initial lease-up phase.

Industrial Sector

	Period Ended September 30,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$28,105	$27,538	$567	2.1%
Non-core (1)	2,795	1,725	1,070	62.0%

Total real estate rental revenue	$30,900	$29,263	$1,637	5.6%

Real Estate Expenses
Core	$7,111	$6,736	$375	5.6%
Non-core (1)	753	394	359	91.1%

Total real estate expenses	$7,864	$7,130	$734	10.3%

Net Operating Income
Core	$20,994	$20,802	$192	0.9%
Non-core (1)	2,042	1,331	711	53.4%

Total NOI	$23,036	$22,133	$903	4.1%

	Period Ended September 30,
Economic Occupancy	2008	2007
Core	93.8%	95.0%
Non-core (1)	90.5%	97.7%

Total	93.6%	95.2%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

2007 acquisition – 270 Technology Park

The industrial sector recognized NOI of $23.0 million in the 2008 Period, which was $0.9 million greater than in the 2007 Period due to the acquisitions of 270 Technology Park in February 2007 and 6100 Columbia Park Road in February 2008.

Core property NOI increased by $0.2 million in the 2008 Period from the 2007 Period due to higher rental rates offset by lower occupancy and higher bad debt expense.

Core economic occupancy decreased to 93.8% from 95.0% due to vacancies at Tech 100 and Ammendale I & II. Non-core economic occupancy decreased to 90.5% from 97.7% due to vacancies at 270 Technology Park. As of September 30, 2008, 16.0% of the total industrial square footage leased is scheduled to expire in the next twelve months. During the 2008 Period, we executed new leases for 485,200 square feet of industrial space at an average rent increase of 17.2%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash from our real estate operations and our unsecured credit facilities. As of September 30, 2008, we had approximately $7.8 million in cash and cash equivalents and up to $274.6 million available for borrowing under our unsecured credit facilities.

In January 2008, WRIT exercised a portion of the accordion feature on one of its unsecured revolving credit facilities. WRIT’s total borrowing capacity was increased to $337 million at a rate of LIBOR plus 0.425% based on our current credit rating. In February 2008, WRIT completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”). The securities were refinanced with a $100 million 2-year term loan in February 2008. WRIT also entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the interest rate on the term loan at 4.45%. Also, $18.0 million under our unsecured credit facilities was repaid using the proceeds of the $100 million term loan.

In September 2008 we borrowed $58.0 million on our unsecured credit facilities to fund the acquisition of Kenmore Apartments.

In May 2008 we completed a public offering of 2,600,000 common shares priced at $34.80 per share, raising $86.7 million in net proceeds. The proceeds were used to pay down borrowings under our lines of credit.

Also in May 2008, we executed three mortgage notes totaling approximately $81.0 million at a fixed rate of 5.71%, secured by three multifamily properties. The proceeds were used to repay borrowings under our lines of credit.

In August 2008 we entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150 million of the Company’s common shares from time to time over a period of no more than 36 months. Sales of the shares are made at market prices prevailing at the time of sale. Net proceeds from the sale of shares under this program will be used for repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. As of September 30, 2008, WRIT had issued an aggregate of 1,141,410 common shares at a weighted average share price of $36.15 for $40.7 million in net proceeds pursuant to this arrangement.

After the end of the 2008 Quarter, we completed a $60.4 million equity offering of 1.725 million common shares at a price of $35.00 per share. The proceeds were used to repay all outstanding borrowings under our lines of credit and for general corporate purposes.

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

As we review the results of the first nine months and anticipate the business activity for the remainder of 2008, we expect to complete the year with significant capital requirements. For the twelve months ended December 31, 2008, total anticipated capital or finance-related cash requirements are as follows:

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•	Approximately $40.0 million to invest in our existing portfolio of operating assets, including approximately $14.0 million to fund tenant-related capital requirements;

•	Approximately $15.4 million to invest in our development projects;

•

Approximately $258 million to fund our expected property acquisitions, less $40.2 million of net proceeds held escrowed in a tax free property exchange account and less a $102 million mortgage that is expected to be assumed; and

•

In the first quarter of 2008, $8.7 million was used to fund a non-recurring charge, resulting from an extinguishment of debt on $60 million on 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”).

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

Debt Financing

We generally have used unsecured, corporate-level debt, including unsecured notes and our unsecured credit facilities, and fixed rate mortgages to meet our borrowing needs. Our total debt at September 30, 2008 is summarized as follows (in thousands):

Fixed rate mortgages	$330,569
Unsecured credit facilities	47,000
Unsecured notes payable	920,000

Total debt	$1,297,569

The $330.6 million in fixed rate mortgages, which includes $2.1 million in unamortized premiums due to fair value adjustments associated with assumption of certain mortgages in connection with acquisitions, bore an effective weighted average interest rate of 5.8% at September 30, 2008 and had a weighted average maturity of 5.1 years.

Our primary external source of liquidity is our two revolving credit facilities. At September 30, 2008 we had potential availability to borrow an additional $274.6 million under these lines, which bear interest at our option of an adjustable spread over LIBOR based on our public debt rating or the higher of the lender’s prime rate and the Federal Funds Rate in effect plus

0.5%. Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, with an option for a one-year extension. Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility that expires in November 2010, with an option for a one-year extension.

In February, we completed an extinguishment of debt on $60 million of 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”), resulting in an $8.4 million non-recurring charge, net of unamortized loan premium costs. We entered into a $100 million unsecured term loan (the “Term Loan”) to refinance the extinguished debt. The 2010 Term Loan has a maturity date of February 19, 2010, and bears interest at our option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the 2010 Term Loan, we entered into an interest rate swap agreement on a notional amount of $100.0 million, which had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. As a result of the interest rate swap agreement, the 2010 Term Loan bears interest at an effective fixed rate of 4.45% (2.95% plus 1.50% margin). The interest rate swap agreement will settle contemporaneously with the maturity of the 2010 Term Loan.

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. Accordingly, we anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities and/or maintain balances on these facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on these facilities and/or maintain balances on these facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings. Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028 (see Note 6), as follows (in thousands):

Note Principal
4.45% notes due 2010	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026(1)	260,000
7.25% notes due 2028	50,000

$920,000

(1)

On or after September 20, 2011, we may redeem the convertible notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Our unsecured revolving credit facilities and the unsecured notes payable contain certain financial and non-financial covenants, discussed in greater detail in our 2007 10-K, all of which were met as of September 30, 2008.

Our unsecured notes include certain non-financial covenants, and our unsecured, non-convertible notes also include certain financial covenants, with which we must comply. The financial covenants include limits on our total debt, limits on our secured debt, limits on our required debt service payments and maintenance of a minimum level of unencumbered assets. As of September 30, 2008 we were in compliance with all of our unsecured note covenants.

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

	Quarter Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Common dividends	$21,576	$19,809	$62,753	$58,211
Minority interest distributions	48	35	143	103

	$21,624	$19,844	$62,896	$58,314

Dividends paid for the 2008 Quarter increased as a result of a quarterly dividend rate increase from $0.4225 per share to $0.4325 per share in June 2008, the addition of 2.6 million shares from the equity offering in May 2008, and the addition of 1.1 million shares issued in September 2008 under the Sales Agency Financing Agreement.

Acquisitions and Development

As of September 30, 2008, we had acquired three properties:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical office	36,000	6,500
September 3, 2008	Kenmore Apartments	Multifamily	269,000	58,300

		Total 2008 Period	455,000	$76,000

As of September 30, 2007 we had acquired seven properties and land for development:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical office	125,000	30,800
June 1, 2007	Woodholme Center	Office	73,000	18,200
June 1, 2007	Ashburn Farm Office Park	Medical office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical office	52,000	15,300
August 30, 2007	4661 Kenmore Ave	Development	n/a	3,750

		Total 2007 Period	797,000	$245,750

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

As of September 30, 2008, we had funded $70.0 million, in development and land costs, on Phases I and II of the major development project at Dulles Station. The building for Phase I was placed into service during the third quarter of 2008.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Nine Months Ended September 30,
	2008	2007	Change
Cash provided by (used in) operating activities	$71.1	$87.3	$(16.2)
Cash provided by (used in) investing activities	$(118.2)	$(288.8)	$170.6
Cash provided by (used in) financing activities	$33.4	$202.7	$(169.3)

Operations generated $71.1 million of net cash in the 2008 Period compared to $87.3 million of net cash generated during the comparable period in 2007. The decrease in cash flow is driven by higher interest payments and a lump distribution to the prior CEO of the present value of his deferred compensation.

Our investing activities used net cash of $118.2 million in the 2008 Period compared to $288.8 million in the 2007 Period. The change is due to the fact that there were three acquisitions in the 2008 Period for $76.0 million, as compared to eight acquisitions for $245.8 million in the 2007 Period.

Our financing activities generated net cash of $33.4 million in the 2008 Period compared to $202.7 million provided in the 2007 Period. This difference was due primarily to the fact that the 2008 Period borrowings and proceeds from equity issuance were used to pay down the lines of credit and to pay off the $60 million MOPPRS debt and the related $8.4 million loss on extinguishment. The 2007 Period borrowings and proceeds from equity issuance were primarily used for the acquisition of new properties.

RATIOS OF EARNINGS TO FIXED CHARGES AND DEBT SERVICE COVERAGE

The following table sets forth the Trust’s ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Earnings to fixed charges	1.3x	1.3x	1.1x	1.4x
Debt service coverage	2.5x	2.6x	2.3x	2.6x

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the Period ended September 30, 2008 include the impact of the loss on extinguishment of debt of $8.4 million during first the quarter of 2008 (see Consolidated Results of Operations in Item 2).

FUNDS FROM OPERATIONS

FFO is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with GAAP. Although FFO is a widely used measure of operating performance for equity real estate investment trusts, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Net income	$5,879	$34,390	$25,599	$53,439
Adjustments:
Gain from non-disposal activities	(17)	—	(17)	(1,303)
Gain on sale of real estate	—	(25,022)	(15,275)	(25,022)
Depreciation and amortization	21,422	17,852	62,799	50,310
Discontinued operations depreciation & amortization	123	433	469	1,630

FFO as defined by NAREIT	$27,407	$27,653	$73,575	$79,054

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2007 Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources  — Debt Financing.”

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

The risk factors in the Company’s annual report on Form 10-K are supplemented by the addition of the following risk factor:

Recent disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.

The United States and global equity and credit markets have recently experienced significant price volatility and liquidity disruptions which have caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have significantly negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all. In the case of a debt financing, our cost of borrowing in the future could be significantly higher than historical levels. In the case of a common equity financing, the disruptions in the financial markets may have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. These financial market circumstances could negatively affect our ability to make acquisitions, undertake new development projects, complete existing development projects or refinance our debt. These circumstances may also make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.

The current market conditions may also adversely affect our tenants and their businesses, including their ability to pay rents when due and renew their leases at rates at least as favorable as their current rates. As well, our ability to attract prospective new tenants in the future could be adversely affected. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

10.	Material Contracts

(kk) Transition Agreement and General Release dated August 5, 2008 with Sara L. Grootwassink.

12.	Computation of Ratios

31.	Sarbanes-Oxley Act of 2002 Section 302 Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Executive Vice President

(c)	Certification – Chief Financial Officer

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

DATE: November 10, 2008