Form 10-K
period 2008-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2009-03-02
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: (301) 984-9400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2008, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,470,494,526 (based on the closing price of the stock on June 30, 2008).

As of February 26, 2009, 52,996,595 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:	BUSINESS

WRIT Overview

Washington Real Estate Investment Trust (“we” or “WRIT”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real properties in the greater Washington metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to us or (c) treating the capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Over the last five years, dividends paid per share have been $1.72 for 2008, $1.68 for 2007, $1.64 for 2006, $1.60 for 2005 and $1.55 for 2004.

Our geographic focus is based on two principles:

1.	Real estate is a local business and is more effectively selected and managed by owners located, and with expertise, in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and diversified enough to withstand downturns in their primary industry.

We consider markets to be local if they can be reached from Washington within two hours by car. While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we will consider investments within the two-hour radius described above. We also may consider opportunities to duplicate our Washington-focused approach in other geographic markets which meet the criteria described above.

All of our trustees, officers and employees live and work in the greater Washington metro region and a majority of our officers average over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 50.

The Greater Washington Metro Area Economy

In 2008, the Washington metro region experienced positive job growth, an increase in gross regional product (“GRP”), and the lowest unemployment rate among the major markets in the nation. However, the national economic recession has still negatively affected our region. Current projections indicate that the Washington metro region added 26,000 new jobs in 2008 as one of the few national markets with positive job growth in 2008. The professional and business services, leisure and hospitality, health care and federal/state government sectors led job growth in the region. According to the Center for Regional Analysis (“CRA”) at George Mason University, the Washington area’s GRP in 2008 is estimated to have increased 2.5%, which is similar to the experience of the 2001-2002 economic slowdown. Approximately one-third of the area’s GRP was generated by the federal government. The region’s unemployment rate was 4.1% at October 2008, up a full 1.0% as compared to 2007, but still remains the lowest rate among all of the nation’s largest metro areas. In addition, the region’s unemployment rate is well below the national average of 6.5% in October 2008.

Growth in the Washington metro region is expected to be modest compared to past years. According to CRA, The Washington Leading Index, which forecasts area economic performance over the next 18 months, was 107.0, as of September 2008, below the 108.9 achieved in September 2007, but above the 20-year average of 102.1. GRP for the Washington metro region is forecasted to increase by only 1.5% in 2009 and gradually improve going forward into 2010. Job growth in the region is forecasted to soften in 2009 and increase in 2010, adding 24,000 and 37,000 new jobs, respectively, compared to the long-term 15-year average of 53,000.

Greater Washington Metro Region Real Estate Markets

Despite softening economic conditions, we believe the greater Washington metro region remains one of the top performing real estate markets in the nation. The region experienced a decrease in investment sales in excess of 70% from 2007 levels. However, the Association of Foreign Investors in Real Estate (AFIRE) has publicized that it now considers Washington, DC as the top global city for real estate investment. The area’s economy has translated into stronger relative real estate market performance in each of our segments, compared to other national metropolitan regions, as reported by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property types including office, industrial, retail and apartments. Nevertheless, we believe the potential exists in the current economic environment for downward pressure on rents in 2009. Market statistics and information from Delta are set forth below:

Office and Medical Office Sectors

•	Rents increased 0.1% in 2008 in the region compared to 2.2% in 2007.

•	Vacancy was 10.5% at year-end 2008, up from 9.1% one year ago and up from 8.5% at year-end 2006.

•	The region has the fifth lowest vacancy rate of large metro areas in the United States.

•	Net absorption totaled 3.6 million square feet, down from 5.4 million square feet in 2007.

•	Of the 15.4 million square feet of office space under construction at year-end 2008, 26% is pre-leased compared to 28% one year ago.

•	The overall vacancy rate is projected to increase to 11.8% by 2010.

Retail Sector

•	Rental rates at grocery-anchored centers increased 1.7% in the region in 2008, a decrease from the 3.9% increase in 2007.

•	Vacancy rates increased to 3.7 % at year-end 2008 – from 2.3% in 2007.

•	Sales volume for food retailers in the greater Washington metro area increased 4.0% in 2008.

Multifamily Sector

•	Rents for all investment grade apartments increased 1.3% in the greater Washington metro region during 2008. Class A rents grew only by 0.1% compared to 1.3% in 2007.

•	Rents are expected to remain relatively flat in the region depending on submarket, less than the long-term average of 4.4% per annum.

•	Vacancy rates for all apartments increased to 4.3% in 2008 from 3.7% in 2007. Class A vacancy increased to 4.5% from 3.6% in 2007.

Industrial/Flex Sector

•	Rental rates for the industrial sector increased 0.3% in the greater Washington region in 2008 compared to 2.8% in 2007.

•	Overall vacancy was 10.1% at year-end 2008, up from 9.5% one year ago.

•	Net absorption was 4.4 million square feet, compared to 6.6 million square feet in 2007.

•	Of the 3.5. million square feet of industrial space under construction at year-end, 30% is pre-leased, compared to 24% of space under construction that was pre-leased one year ago.

Our Portfolio

As of December 31, 2008, we owned a diversified portfolio of 93 properties consisting of 28 office properties, 17 medical office properties, 14 retail centers, 12 multifamily properties, 22 industrial/flex properties and land under development. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2008, 2007 and 2006, and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2008, were as follows:

Percent Leased* December 31, 2008		Real Estate Rental Revenue*
		2008	2007	2006
94%	Office	42%	41%	39%
97%	Medical office	15	15	12
98%	Retail	15	16	18
91%	Multifamily	13	12	14
91%	Industrial	15	16	17

		100%	100%	100%

*	Data excludes discontinued operations.

On a combined basis, our commercial portfolio was 94% leased at December 31, 2008, 97% leased at December 31, 2007 and 95% leased at December 31, 2006.

The commercial lease expirations for the next five years are as follows:

	# of Leases	Square Feet	Gross Annual Rent	Percentage of Total Gross Annual Rent
2009	277	1,158,000	$22,963,000	9%
2010	298	1,637,000	41,307,000	17
2011	282	1,523,000	34,834,000	14
2012	183	1,038,000	23,812,000	10
2013	129	1,446,000	31,444,000	13
2014 and thereafter	314	3,269,000	91,876,000	37

Total	1,483	10,071,000	$246,236,000	100%

Total real estate rental revenue from continuing operations was $282.3 million for 2008, $252.7 million for 2007 and $205.9 million for 2006. During the three year period ended December 31, 2008, we acquired eight office buildings, ten medical office buildings, two retail centers, one multifamily building and five industrial/flex properties. We also placed into service from development one office building and two multifamily buildings. During that same time frame, we sold two office buildings and two industrial properties. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total real estate rental revenue reflected above.

No single tenant accounted for more than 3.5% of real estate rental revenue in 2008, 3.6% of revenue in 2007, and 3.7% of revenue in 2006. All federal government tenants in the aggregate accounted for approximately 2.1% of our 2008 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, Secret Service, Federal Aviation Administration, NASA and the National Institutes of Health. Our larger non-federal government tenants include the World Bank, Sunrise Senior Living, Inc., INOVA Health Systems, URS Corporation, Lafarge North America, Inc., George Washington University, Westat, Inc., IQ Solutions and Sun Microsystems.

We expect to continue investing in additional income producing properties. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

In prior years, we have been engaged in significant ground-up development in order to further strengthen our portfolio with long-term growth prospects. In 2007 and 2008, we completed construction on three ground-up development projects. The first was Bennett Park, a 224-unit multifamily property located in Arlington, VA, with the majority of units delivered by the end of 2007. The second development project was The Clayborne Apartments, a 74-unit multifamily property located in Alexandria, VA. All of the units at Clayborne were delivered during the first quarter of 2008. Bennett Park and Clayborne were 78% and 64% leased, respectively, at December 31, 2008. The third development project was Dulles Station, a Class A office property located in Herndon, VA. Dulles Station is entitled for two office buildings totaling 540,000 square feet. The first 180,000 square foot office building was completed in the third quarter 2007, and was 86% leased at December 31, 2008. Construction of the 360,000 square foot second building remains in the planning phase.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2008, 2007, and 2006 are discussed under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 18, 2009, we had 307 employees including 229 persons engaged in property management functions and 78 persons engaged in corporate, financial, leasing, asset management and other functions.

Tax Treatment of Recent Disposition Activity

In June 2008, Sullyfield Center and The Earhart Building were sold for a gain of $15.3 million. The capital gain from the sales was paid out to shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sales were reinvested in replacement properties. We did not dispose of any of our properties in 2006. We distributed all of our 2008, 2007 and 2006 ordinary taxable income to our shareholders. No provision for income taxes was necessary in 2008, 2007 or 2006.

Availability of Reports

Copies of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet on our website www.writ.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

ITEM 1A:	RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in WRIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 50.

Recent disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.

The United States and global equity and credit markets have recently experienced significant price volatility and liquidity disruptions which have caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have significantly negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Continued uncertainty in the equity and credit markets will negatively impact our ability to access additional financing at reasonable terms or at all. In the event of a debt financing, our cost of borrowing in the future will likely be significantly higher than historical levels. In the case of a common equity financing, the disruptions in the financial markets could continue to have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. These financial market circumstances also will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. These circumstances have also made it more difficult for us to sell properties and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing.

The current market conditions are also adversely affecting many of our tenants and their businesses, including their ability to pay rents when due and renew their leases at rates at least as favorable as their current rates. As well, our ability to attract prospective new tenants in the future could be adversely affected. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that if our office, medical office, retail, multifamily and industrial properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	the economic health of our tenants and the ability to collect rents;

•	consumer confidence, unemployment rates, and consumer tastes and preferences;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, medical office, retail, multifamily and industrial properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•

significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.

We are dependent upon the economic climate of the Washington metropolitan region.

All of our properties are located in the Washington metropolitan region, which may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in our geographic region may be dependent upon one or more industries, thus a downturn in one of the industries may have a particularly strong effect. In particular, economic conditions in our market are directly affected by federal government spending in the region. In the event of reduced federal spending or negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to make distributions to our shareholders.

We face risks associated with property acquisitions.

We intend to continue to acquire properties which would continue to increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

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

We may acquire properties subject to liabilities and without recourse, or with limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

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

From 2009 through 2013, leases on our commercial properties will expire on a total of approximately 67% of our leased square footage as of December 31, 2008, with leases on approximately 12% of our leased square footage expiring in 2009, 16% in 2010, 15% in 2011, 10% in 2012 and 14% in 2013. We derive substantially all of our income from rent received from tenants. Also, if our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected. Residential properties are leased under operating leases with terms of generally one year or less. For the years ended 2008, 2007 and 2006, the residential tenant retention rate was 67%, 67% and 68%, respectively.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. During the fourth quarter of 2008, the bankruptcy of a large retail tenant caused a loss of approximately $1.0 million. In light of the current economic recession, it is possible that additional major tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations.

If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Provision for losses on accounts receivable for the entire portfolio increased to $4.3 million in 2008, from $2.0 million in 2007 and $1.2 million in 2006. This unfavorable trend could continue or worsen in 2009 and forward.

We face risks associated with property development.

Developing properties present a number of risks for us, including risks that:

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

We face significant competition from developers, owners and operators of office, medical office, retail, multifamily, industrial and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties.

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

We are subject to the risks normally associated with debt, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Rising interest rates would increase our interest costs.

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks that other parties to the agreements may not perform or that the agreements may be unenforceable.

Covenants in our debt agreements could adversely affect our financial condition.

Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain a minimum tangible net worth and certain ratios, including a maximum of total liabilities to total gross asset value, a maximum of secured indebtedness to gross asset value, a minimum of annual EBITDA to fixed charges, a minimum of unencumbered asset value to unsecured indebtedness, a minimum of net operating income from unencumbered properties to unsecured interest expense and a maximum of permitted investments to gross asset value. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. The recent economic downturn and disruptions in the financial markets may adversely affect our ability to comply with these financial and other covenants.

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

The Americans with Disabilities Act generally requires that public buildings, including commercial and multifamily properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders. We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fair housing, rent control and fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our cash flow and results from operations.

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

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. In addition, the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration and other state and local governmental authorities are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold, medical waste and lead-based paint. The clean up of any environmental contamination, including asbestos and mold, can be costly. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow because:

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

As with any public company, a number of factors may adversely influence the public market price of our common shares, most of which are beyond our control. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our shares; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

Provisions of the Maryland General Corporation Law, or the MGCL, may limit a change in control.

There are several provisions of the Maryland General Corporation Law, or the MGCL, that may limit the ability of a third party to undertake a change in control, including:

•

a provision where a corporation is not permitted to engage in any business combination with any “interested stockholder,” defined as any holder or affiliate of any holder of 10% or more of the corporation’s stock, for a period of five years after that holder becomes an “interested stockholder;” and

•

a provision where the voting rights of “control shares” acquired in a “control share acquisition,” as defined in the MGCL, may be restricted, such that the “control shares” have no voting rights, except to the extent approved by a vote of holders of two-thirds of the common shares entitled to vote on the matter.

These provisions may delay, defer, or prevent a transaction or a change in control that may involve a premium price for holders of our shares or otherwise be in their best interests.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2008, which consisted of 93 properties and land under development.

As of December 31, 2008, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/08
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	99%
51 Monroe Street	Rockville, MD	1979	1975	210,000	93%
515 King Street	Alexandria, VA	1992	1966	76,000	88%
The Lexington Building	Rockville, MD	1993	1970	46,000	59%
The Saratoga Building	Rockville, MD	1993	1977	58,000	79%
Brandywine Center	Rockville, MD	1993	1969	35,000	79%
6110 Executive Boulevard	Rockville, MD	1995	1971	198,000	98%
1220 19th Street	Washington, D.C.	1995	1976	102,000	88%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	100%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	523,000	96%
600 Jefferson Plaza	Rockville, MD	1999	1985	112,000	98%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	97%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	96%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	97%
Courthouse Square	Alexandria, VA	2000	1979	113,000	98%
One Central Plaza	Rockville, MD	2001	1974	267,000	74%
The Atrium Building	Rockville, MD	2002	1980	80,000	98%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
Albemarle Point	Chantilly, VA	2005	2001	89,000	95%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	140,000	98%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	276,000	99%
The Ridges	Gaithersburg, MD	2006	1990	104,000	100%
The Crescent	Gaithersburg, MD	2006	1989	49,000	100%
Monument II	Herndon, VA	2007	2000	205,000	100%
Woodholme Center	Pikesville, MD	2007	1989	73,000	91%
2000 M Street	Washington, D.C.	2007	1971	227,000	91%
Dulles Station	Herndon, VA	2005	2007	180,000	86%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%

Subtotal				4,211,000	94%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	98%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	97%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	75%
Alexandria Professional Center	Alexandria, VA	2006	1968	113,000	98%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	100%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	100%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed		Net Rentable* Square Feet	Percent Leased 12/31/08
15005 Shady Grove Road	Rockville, MD	2006	2002		52,000	100%
2440 M Street	Washington, D.C.	2007	1986/2006		110,000	97%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996		125,000	100%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002		75,000	98%
CentreMed I & II	Centreville, VA	2007	1998		52,000	100%
Sterling Medical Office Building[1]	Sterling, VA	2008	1986/2000		36,000	100%

Subtotal					1,222,000	97%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		151,000	100%
Concord Centre	Springfield, VA	1973	1960		76,000	100%
Wheaton Park	Wheaton, MD	1977	1967		72,000	96%
Bradlee	Alexandria, VA	1984	1955		168,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969		198,000	90%
Shoppes of Foxchase[2]	Alexandria, VA	1994	1960/2006		134,000	95%
Frederick County Square	Frederick, MD	1995	1973		227,000	97%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		44,000	96%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	100%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	98%
Montrose Shopping Center	Rockville, MD	2006	1970		143,000	97%

Subtotal					2,022,000	98%

Multifamily Buildings				# of units
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	179,000	96%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	97%
Country Club Towers	Arlington, VA	1969	1965	227	163,000	92%
Park Adams	Arlington, VA	1969	1959	200	173,000	94%
Munson Hill Towers	Falls Church, VA	1970	1963	279	259,000	93%
The Ashby at McLean	McLean, VA	1996	1982	253	252,000	93%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003[3]	212	159,000	92%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	226,000	93%
Avondale	Laurel, MD	1999	1987	237	170,000	92%
Bennett Park	Arlington, VA	2007	2007	224	268,000	78%
Clayborne	Alexandria, VA	2008	2008	74	87,000	64%
Kenmore	Washington, D.C.	2008	1948	374	269,000	91%

Subtotal				2,773	2,375,000	91%

Industrial/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980		104,000	91%
Charleston Business Center	Rockville, MD	1993	1973		85,000	95%
Tech 100 Industrial Park	Elkridge, MD	1995	1990		166,000	73%
Crossroads Distribution Center	Elkridge, MD	1995	1987		85,000	100%
The Alban Business Center	Springfield, VA	1996	1981/1982		87,000	100%
Ammendale Technology Park I	Beltsville, MD	1997	1985		167,000	78%
Ammendale Technology Park II	Beltsville, MD	1997	1986		107,000	80%
Pickett Industrial Park	Alexandria, VA	1997	1973		246,000	97%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991		787,000	89%
8900 Telegraph Road	Lorton, VA	1998	1985		32,000	43%
Dulles South IV	Chantilly, VA	1999	1988		83,000	100%
Sully Square	Chantilly, VA	1999	1986		95,000	74%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/08
Amvax	Beltsville, MD	1999	1986	31,000	100%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	91%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004/2005	1999-2005	324,000	96%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	207,000	100%
Hampton Overlook	Capital Heights, MD	2006	1989	134,000	93%
Hampton South	Capital Heights, MD	2006	1989/2005	168,000	96%
9950 Business Parkway	Lanham, MD	2006	2005	102,000	100%
270 Technology Park	Frederick, MD	2007	1986-1987	157,000	87%
6100 Columbia Park road	Landover, MD	2008	1969	150,000	100%

Subtotal				3,595,000	91%

TOTAL				13,425,000

[1]	The sellers of Sterling Medical Office Building agreed to lease 37% of the building’s space for a period of 12—18 months following the date of sale.

[2]	Development on approximately 60,000 square feet of the center was completed in December 2006.

[3]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

ITEM 3:	LEGAL PROCEEDINGS

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 6,789 shareholders of record.

The high and low sales price for our shares for 2008 and 2007, by quarter, and the amount of dividends we paid per share are as follows:

		Quarterly Share Price Range
Quarter	Dividends Per Share	High	Low
2008
Fourth	$.4325	$36.39	$20.33
Third	$.4325	$37.61	$28.98
Second	$.4325	$36.07	$30.05
First	$.4225	$34.38	$26.91
2007
Fourth	$.4225	$35.81	$29.57
Third	$.4225	$35.12	$28.97
Second	$.4225	$39.43	$33.17
First	$.4125	$43.33	$36.50

We have historically paid dividends on a quarterly basis. Dividends are primarily paid from our cash flow from operating activities.

During the period covered by this report, we did not sell equity securities without registration under the Securities Act.

Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a) (3)) made any repurchases of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis, which has been revised for properties disposed of or classified as held for sale in accordance with SFAS No. 144. Refer to Note 3 of the consolidated financial statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Real estate rental revenue	$282,312	$252,732	$205,940	$177,592	$160,020
Income from continuing operations	$15,214	$31,355	$34,826	$36,994	$37,810
Discontinued operations:
Income from operations of properties sold or held for sale	$2,352	$5,504	$3,835	$3,633	$6,725
Gain on property disposed	$15,275	$25,022	—	$37,011	$1,029
Net income	$32,841	$61,881	$38,661	$77,638	$45,564
Income per share from continuing operations – diluted	$0.31	$0.68	$0.79	$0.88	$0.90
Earnings per share – diluted	$0.67	$1.34	$0.88	$1.84	$1.09
Total assets	$2,111,391	$1,898,326	$1,531,265	$1,139,159	$1,012,393
Lines of credit payable	$67,000	$192,500	$61,000	$24,000	$117,000
Mortgage notes payable	$421,286	$252,484	$229,240	$161,631	$164,942
Notes payable	$902,900	$879,123	$728,255	$518,600	$319,597
Shareholders’ equity	$626,393	$486,544	$441,931	$380,305	$366,009
Cash dividends paid	$85,564	$78,050	$72,681	$67,322	$64,836
Cash dividends declared and paid per share	$1.72	$1.68	$1.64	$1.60	$1.55

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2008, we owned a diversified portfolio of 93 properties, consisting of 28 office properties, 22 industrial/flex properties, 17 medical office properties, 14 retail centers, and 12 multifamily properties, encompassing in the aggregate 13.0 million net rentable square feet, and land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators, discussed in further detail herein:

•

Net operating income (“NOI”) by segment, calculated as real estate rental revenue less real estate operating expenses excluding general and administrative and depreciation. NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“FFO”), calculated as set forth below under the caption “Funds from Operations.” FFO is a non-GAAP supplemental measure to net income.

•

Economic occupancy (“occupancy”), calculated as actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

During 2008, we continued our fundamental strategy of investing in diversified property types in the greater Washington metro region. The area’s economy softened as the national economy moved into recession. The unemployment rate for the Washington metro area is 4.1%, compared to 6.5% nationally, as of October 2008. Job growth increased 1.2%, compared to a 1.4% decline nationally. Government, professional and business services, and education and health sectors, led job growth in the metro area in 2008. The Washington metro area’s economic growth is forecasted to moderate in 2009, adding 24,000 new payroll jobs, according to Delta Associates and economist Dr. Steven Fuller of George Mason University.

Our results of operations in 2008 were primarily impacted by acquisitions and dispositions and the performance of our core portfolio. We completed total acquisitions and dispositions totaling $576.7 million and $99.1 million, respectively, during the prior two years. The performance of our core portfolio, consisting of properties owned for the entirety of 2008 and the same time period in 2007, declined compared to 2007, primarily due to lower occupancy and higher bad debt expense.

The performance of our five operating segments generally reflected market conditions in our region:

•

The regional office market contracted during 2008, with vacancy increasing to 10.5% from 9.1% in 2007. The Washington metro region has the fifth lowest overall vacancy rate in the United States at 10.5%. Vacancy in the submarkets was 12.4% for Northern Virginia, 11.5% for Suburban Maryland, and 7.3% in the District of Columbia. Net absorption (defined as the change in occupied, standing inventory from one year to the next) was well below average in all submarkets, and the pipeline of new office properties in the region decreased to 15.4 million square feet from 20.6 million square feet in the prior year. Our office portfolio was 93.9% leased at year-end 2008, a decrease from 96.7% leased in the prior year. By submarket, our office portfolio was 95.5% leased in Northern Virginia, 91.0% leased in Suburban Maryland, and 96.5% leased in the District of Columbia.

•	The medical office market in the region remains healthy. Our medical office portfolio was 97.0% leased as of year-end 2008, a small decrease from 97.5% in 2007.

•

The region’s retail market declined in 2008. Vacancy in the region for grocery-anchored shopping centers was 3.7%, compared to 2.3% in 2007. Overall retail rental rates in the region increased 1.7% in 2008, after rising by 3.9% in 2007. Our retail portfolio was 97.8% leased at year-end 2008, a slight increase from 97.6% in 2007.

•

The region’s multifamily sector also slowed in 2008. The region’s vacancy rate for investment grade apartments increased to 4.3% from 3.7% a year ago. The Washington metro area’s vacancy rate remains well below the national rate of 6.1%. The region’s rents increased by 1.3% in 2008, below the long-term average of 4.4%. Our multifamily portfolio was 91% leased at year-end 2008, up from 87% in 2007.

•

The industrial market softened in 2008. Rents have increased only 0.3% and vacancy increased to 10.1%, compared to 9.5% one year ago. Net absorption decreased to 4.4 million square feet, compared to 6.6 million square feet in 2007. Our industrial portfolio was 91.3% leased at year-end 2008, a decrease from 95.1% in 2007.

During 2008, we completed the development of Dulles Station Phase I, Bennett Park and Clayborne Apartments. Dulles Station Phase One is a Class A office property located in Herndon, VA. Bennett Park is a Class A high-rise and mid-rise apartment community with retail space located in Arlington, VA. The Clayborne Apartments is a Class A apartment building with retail space located in Alexandria, VA.

We summarize below our significant transactions during the two years ended December 31, 2008:

2008

•	The acquisition of one office property for $181.4 million, adding approximately 290,000 square feet, which was 100.0% leased at the end of 2008.

•	The acquisition of one 374 unit apartment building for $58.3 million, adding approximately 269,000 square feet, which was 90.9% leased at the end of 2008.

•	The acquisition of one medical office property for $6.5 million, adding approximately 36,000 square feet, which was 100.0% leased at the end of 2008.

•	The acquisition of one industrial/flex property for $11.2 million, adding approximately 150,000 square feet, which was 100.0% leased at the end of 2008.

•	The disposition of two industrial/flex properties for a sales price of $41.1 million and a gain on sale of $15.3 million.

•

The agreement to acquire one medical office property, currently under construction, for $19.5 million. The purchase is expected to occur by the end of the second quarter of 2009 and will add 85,300 square feet of medical office space.

•	The completion of a public offering of 2,600,000 common shares priced at $34.80 per share, raising $86.7 million in net proceeds during the second quarter of 2008.

•	The completion of a public offering of 1,725,000 common shares priced at $35.00 per share, raising $57.6 million in net proceeds during the fourth quarter of 2008.

•	The issuance of 1.1 million common shares at a weighted average price of $36.15 under our sales agency financing agreement, raising $40.7 million in net proceeds.

•	The execution of three mortgage notes totaling approximately $81.0 million at a fixed rate of 5.71%, secured by three multifamily properties.

•

The repayment of the $60 million outstanding principal balance under our 6.74% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which amount included the $8.7 million remarketing option value paid to the remarketing dealer and accrued interest paid to the holders. The loss on extinguishment of debt was $8.4 million, net of unamortized loan premium costs, upon settlement of these securities. We refinanced the repurchase of these notes, and refinanced a portion of line outstandings, by issuing a $100 million two-year term loan. We also entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the interest rate on the term loan at 4.45%.

•	The repurchase of $16.0 million of our 3.875% convertible notes at a 25% discount to par value, resulting in a gain on extinguishment of debt of $3.5 million.

•	The increase in the capacity of our unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•

The execution of two leases totaling 154,000 square feet at the previously unleased Dulles Station, Phase I office building. In addition to those leases, we executed new leases for 1,508,000 square feet of commercial space elsewhere in our portfolio, with an average rental rate increase of 19.4%.

2007

•	The acquisition of three office properties for $169.9 million, adding approximately 505,000 square feet, which were 98.0% leased at the end of 2007.

•	The acquisition of four medical office properties for $119.1 million, adding approximately 362,000 square feet, which were 97.5% leased at the end of 2007.

•	The acquisition of one industrial/flex property for $26.5 million, adding approximately 157,000 square feet, which was 87.3% leased at the end of 2007.

•	The acquisition of land under development, which land acquisition was funded by issuing operating partnership units in a consolidated subsidiary of WRIT.

•	The disposition of two office buildings for a sales price of $58.0 million and a gain on sale of $25.0 million.

•	The issuance of $150.0 million of 3.875% convertible senior unsecured notes due 2026, raising $146.0 million in net proceeds during the first quarter of 2007.

•	The completion of a public offering of 1,600,000 common shares priced at $37.00 per share, raising $57.8 million in net proceeds during the second quarter of 2007.

•	The opening of a new unsecured revolving credit facility with Suntrust Bank having a committed capacity of $75.0 million and a maturity date of June 2011.

•	The completion of a modification to our indenture covenants governing our senior notes from a restrictive total assets definition to a market based asset definition.

•	The investment of $66.5 million in our development projects.

•	The execution of new leases for 1,765,000 square feet of commercial space, with an average rental rate increase of 17.3%.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are also described in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

Revenue Recognition

Our multifamily properties are leased under operating leases with terms of generally one year or less, and our commercial properties (our office, medical office, retail and industrial segments) are leased under operating leases with average terms of three to seven years. We recognize real estate rental revenue and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. Recognition of real estate rental revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of our receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenant sales exceed specified thresholds.

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

Included in our accounts receivable balance are notes receivable totaling $7.4 million and $0.4 million as of December 31, 2008 and 2007, respectively. $7.3 million of the 2008 balance represents the fair value of a note receivable acquired with 2445 M Street during the fourth quarter of 2008. The note receivable is from a prior tenant at that property.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from three to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $69.2 million, $55.7 million and $44.1 million, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $2.1 million, $6.1 million and $3.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land under development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. During 2008, we expensed $0.6 million, included in general and administrative expenses, related to development projects no longer considered probable. There were no property impairments recognized during the periods ended December 31, 2007 and 2006.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, Business Combinations. The total acquisition cost comprises the acquisition-date fair value of all assets transferred, equity issued, and liabilities assumed. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the years ended December 31, 2008, 2007 and 2006.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2008 or 2007.

The amounts used to calculate net lease intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant origination costs are included in income producing property on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing commissions and absorption costs are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net lease intangible assets are classified as other assets and are amortized on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. Net lease intangible liabilities are classified as other liabilities and are amortized on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease are written off.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to us or (c) treating the capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sales were treated as a distribution to shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale were reinvested in replacement properties. We did not dispose of any of our properties in 2006, and we distributed all of our 2008, 2007 and 2006 ordinary taxable income to our shareholders. No provision for income taxes was necessary in 2008, 2007 or 2006.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. A total of four properties were acquired during 2008, eight properties and land for development were acquired during 2007 and fourteen properties were acquired during 2006. Two development properties were placed into service in 2008, and one development property was placed into service during 2007. Two properties were sold and one property was classified as held for sale in 2008, and two properties were sold in 2007. These held for sale and sold properties are classified as discontinued operations for the 2008, 2007 and 2006 periods. There were no properties sold or classified as held for sale in 2006.

To provide more insight into our operating results, our discussion is divided into two main sections: (a) the consolidated results of operations section, in which we provide an overview analysis of results on a consolidated basis, and (b) the net operating income (“NOI”) section, in which we provide a detailed analysis of core versus non-core NOI results by segment. NOI is a non-GAAP measure calculated as real estate rental revenue less real estate operating expenses.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	2008	2007	2006	2008 vs 2007	% Change	2007 vs 2006	% Change
Minimum base rent	$245,262	$220,749	$182,373	$24,513	11.1%	$38,376	21.0%
Recoveries from tenants	31,631	25,765	18,079	5,866	22.8%	7,686	42.5%
Provisions for doubtful accounts	(4,592)	(1,981)	(1,149)	(2,611)	131.8%	(832)	72.4%
Lease termination fees	1,270	506	268	764	151.0%	238	88.8%
Parking and other tenant charges	8,741	7,693	6,369	1,048	13.6%	1,324	20.8%

	$282,312	$252,732	$205,940	$29,580	11.7%	$46,792	22.7%

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) provisions for doubtful accounts, which includes provisions for straight-line receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Minimum Base Rent: Minimum base rent increased by $24.5 million in 2008 as compared to 2007 due primarily to properties acquired or placed into service in 2008 and 2007 ($22.5 million), combined with a $2.0 million increase in minimum base rent from core properties due to higher rental rates in all segments, partially offset by higher vacancy in the commercial segments.

Minimum base rent increased by $38.4 million in 2007 as compared to 2006 due primarily to properties acquired or placed into service in 2007 and 2006 ($31.6 million), combined with a $7.4 million increase in minimum base rent from core properties due to increased occupancy in the office and industrial segments and rental rate increases in all segments.

Recoveries from Tenants: Recoveries from tenants increased by $5.9 million in 2008 as compared to 2007 due primarily to properties acquired or placed into service in 2008 and 2007 ($4.0 million), combined with a $1.9 million increase in recoveries from tenants from core properties primarily due to higher real estate tax reimbursements ($1.6 million) and common area maintenance reimbursements ($0.2 million).

Recoveries from tenants increased by $7.7 million in 2007 as compared to 2006 due primarily to properties acquired or placed into service in 2007 and 2006 ($4.0 million), combined with a $3.7 million increase in recovery income from core properties due to higher operating expenses and utilities ($0.9 million), common area maintenance ($0.9 million) and real estate taxes ($1.8 million).

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $2.6 million in 2008 as compared to 2007 due to higher provisions in the retail ($1.0 million), industrial ($1.0 million) and office ($0.6 million) segments. Provisions for bad debt in the multifamily and medical office segments were flat. The higher overall provision is reflective of the economic recession that began in 2008. In addition to the provision for doubtful accounts included in real estate rental revenue, net recoveries of previously written-off receivables of $0.3 million were recorded in property operating expenses.

Provisions for doubtful accounts increased by $0.8 million in 2007 as compared to 2006.

Lease Termination Fees: Lease termination fees increased by $0.8 million in 2008 as compared to 2007 due primarily to higher fees in the office ($0.8 million) and industrial ($0.2 million) segments, partially offset by lower fees in the retail segment ($0.2 million).

Lease termination fees increased slightly by $0.2 million in 2007 as compared to 2006.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $1.1 million in 2008 as compared to 2007 due primarily to higher parking revenue ($0.8 million) and miscellaneous fees ($0.3 million).

Parking and other tenant charges increased by $1.3 million in 2007 as compared to 2006 due to higher parking revenue and antenna rent.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

Consolidated Economic Occupancy

Segment	2008	2007	2006	2008 vs 2007	2007 vs 2006
Office	93.2%	94.6%	92.1%	(1.4%)	2.5%
Medical Office	96.5%	98.3%	99.0%	(1.8%)	(0.7%)
Retail	94.9%	95.2%	96.0%	(0.3%)	(0.8%)
Multifamily	83.0%	89.2%	92.3%	(6.2%)	(3.1%)
Industrial	93.3%	95.3%	93.7%	(2.0%)	1.6%

Total	92.3%	94.5%	93.8%	(2.2%)	0.7%

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy decreased to 92.3% in 2008 from 94.5% in 2007, driven primarily by the lease-up during 2008 of our development properties in the office and multifamily segments. Our development properties Bennett Park, Clayborne Apartments and Dulles Station, Phase I were placed into service at the end of 2007 and during 2008, and were 78%, 64% and 86% leased at year-end, respectively.

Overall economic occupancy increased to 94.5% in 2007 from 93.8% in 2006 due primarily to occupancy gains in the office and industrial segments.

A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	2008	2007	2006	2008 vs 2007	% Change	2007 vs 2006	% Change
Property operating expenses	$66,335	$56,444	$44,616	$9,891	17.5%	$11,828	26.5%
Real estate taxes	28,238	21,970	17,177	6,268	28.5%	4,793	27.9%

	$94,573	$78,414	$61,793	$16,159	20.6%	$16,621	26.9%

Real estate expenses as a percentage of revenue were 33.5% for 2008, 31.0% for 2007 and 30.0% for 2006.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Property operating expenses increased $9.9 million in 2008 as compared to 2007 due primarily to properties acquired and placed into service in 2008 and 2007, which accounted for $9.0 million of the increase. Property operating expenses from core properties increased by $0.9 million, driven by higher repairs and maintenance costs ($0.5 million) and administrative costs ($0.5 million).

Property operating expenses increased by $11.8 million in 2007 as compared to 2006 due primarily to the properties acquired and placed into service in 2007 and 2006, which accounted for $9.0 million of the increase. Property operating expenses from core properties increased by $2.8 million, driven by higher utilities rates and an increase in core economic occupancy to 95.1% from 94.3%.

Real Estate Taxes: Real estate taxes increased $6.3 million in 2008 as compared to 2007 due primarily to the properties acquired or placed into service in 2008 and 2007, which accounted for $4.1 million of the increase. Real estate taxes on core properties increased by $2.1 million due primarily to higher rates and assessments across the portfolio.

Real estate taxes increased by $4.8 million in 2007 as compared to 2006 due primarily to the properties acquired in 2007 and 2006, which accounted for $2.9 million of the increase. Real estate taxes on core properties increased by $1.9 million due primarily to higher value assessments.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2008	2007	2006	2008 vs 2007	% Change	2007 vs 2006	% Change
Depreciation and amortization	$86,429	$69,136	$50,340	$17,293	25.0%	$18,796	37.3%
Interest expense	69,909	61,906	47,265	8,003	12.9%	14,641	31.0%
General and administrative	12,321	15,099	12,622	(2,778)	(18.4%)	2,477	19.6%

	$168,659	$146,141	$110,227	$22,518	15.4%	$35,914	32.6%

Depreciation and Amortization: Depreciation and amortization expense increased by $17.3 million in 2008 as compared to 2007 due primarily to properties acquired and placed into service of $340.3 million and $411.4 million in 2008 and 2007, respectively.

Depreciation and amortization expense increased by $18.8 million in 2007 as compared to 2006 due primarily to properties acquired and placed into service of $411.4 million and $303.0 million in 2007 and 2006, respectively.

Interest Expense: Interest expense increased $8.0 million in 2008 compared to 2007, reflecting a $4.0 million decrease in capitalized interest due to placing development projects into service at the end of 2007 and during 2008. Also, mortgage interest increased by $3.9 million due to entering into three new mortgage notes during the second quarter of 2008, as well as assuming a mortgage as part of the 2445 M Street acquisition in the fourth quarter of 2008. The proceeds of the new mortgage notes were used to pay down floating rate credit facility debt.

Interest expense increased $14.6 million in 2007 compared to 2006 due to increased acquisition and development activity offset by the refinancing of higher interest rate unsecured notes and mortgages. The acquisition and development activity in 2007 and 2006 was funded primarily by debt, including: (a) in January 2007 the issuance of $150.0 million of 3.875% convertible notes due August 31, 2026, in June 2006 the issuance of $150.0 million of 5.95% unsecured notes due June 15, 2011, and in September 2006 the issuance of $110.0 million of 3.875% convertible notes due September 15, 2026, (b) the increase in short-term borrowing on our lines of credit and (c) the assumption of mortgages totaling $26.8 million for the acquisitions of the Woodholme Portfolio ($21.2 million) and Ashburn Farm Office Park ($5.6 million), offset somewhat by an increase in capitalized interest of $2.3 million.

A summary of interest expense for the years ended December 31, 2008, 2007 and 2006 appears below (in millions, except percentage amounts):

Debt Type	2008	2007	2006	2008 vs. 2007	% Change	2007 vs. 2006	% Change
Notes payable	$47.9	$47.2	$36.2	$0.7	1.5%	$11.0	30.4%
Mortgages	18.4	14.5	11.3	3.9	26.9%	3.2	28.3%
Lines of credit/short-term note payable	5.7	6.3	3.6	(0.6)	(9.5%)	2.7	75.0%
Capitalized interest	(2.1)	(6.1)	(3.8)	4.0	65.6%	(2.3)	(60.5%)

Total	$69.9	$61.9	$47.3	$8.0	12.9%	$14.6	30.9%

General and Administrative Expense

General and administrative expense decreased by $2.8 million in 2008 as compared to 2007 due primarily to lower incentive compensation expense. Further, we incurred bondholder consent fees in 2007 that did not recur in 2008.

General and administrative expense increased by $2.5 million in 2007 as compared to 2006 due primarily to bondholder consent fees associated with the modifications to our bond covenants, higher incentive compensation, equity compensation issued to the retiring Chief Executive Officer, higher trustee fees due to an increase in the value of annual equity awards and increased staff salaries primarily due to the growth in our portfolio.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, used to otherwise support corporate needs or are distributed to our shareholders.

We sold two industrial properties in 2008 and two office properties in 2007. Sullyfied Center and the Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million in accordance with SFAS No. 66, Accounting for Sales of Real Estate. Maryland Trade Centers I and II were classified as held for sale in March 2007 and sold as September 2007. They were sold for a contract sales price of $58.0 million, and we recognized a gain on disposal of $25.0 million. $15.3 million of the proceeds from the disposition were used to fund the purchase of CentreMed I & II in August 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street in December 2007.

In September 2008, we concluded that Avondale, a multifamily property, met the criteria specified in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, necessary to classify this property as held for sale. Senior management has committed to, and actively embarked upon, a plan to sell the asset, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on this property was discontinued at that time, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the Statements of Income.

For 2006, discontinued operations consist of the five properties classified as held for sale or sold in 2008 and 2007.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	2008	2007	2006	2008 vs. 2007	% Change	2007 vs. 2006	% Change
Revenues	$4,875	$12,278	$13,722	$(7,403)	(60.3%)	$(1,444)	(10.5%)
Property expenses	(2,054)	(4,885)	(5,477)	2,831	58.0%	592	10.8%
Depreciation and amortization	(469)	(1,889)	(3,830)	1,420	75.2%	1,941	50.7%
Interest expense	—	—	(580)	—	—	580	100.0%

Total	$2,352	$5,504	$3,835	$(3,152)	(57.3%)	$1,669	43.5%

Income from operations of properties sold or held for sale decreased to $2.4 million in 2008 from $5.5 million 2007 due to the sale of Maryland Trade Center I & II in September 2007 and the sale of Sullyfield Center and the Earhart Building in June 2008.

Income from operations of properties sold or held for sale increased to $5.5 million in 2007 from $3.8 million in 2006. The increase from is primarily due to the discontinuation of depreciation expense for Maryland Trade Center I & II in March 2007.

Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is the primary performance measure we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income follows.

2008 Compared to 2007

The following tables of selected operating data provide the basis for our discussion of NOI in 2008 compared to 2007. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$235,273	$233,398	$1,875	0.8%
Non-core (1)	47,039	19,334	27,705	143.3%

Total real estate rental revenue	$282,312	$252,732	$29,580	11.7%
Real Estate Expenses
Core	$74,674	$71,601	$3,073	4.3%
Non-core (1)	19,899	6,813	13,086	192.1%

Total real estate expenses	$94,573	$78,414	$16,159	20.6%
NOI
Core	$160,599	$161,797	$(1,198)	(0.7%)
Non-core (1)	27,140	12,521	14,619	116.8%

Total NOI	$187,739	$174,318	$13,421	7.7%

Reconciliation to Net Income
NOI	$187,739	$174,318
Other income	1,073	1,875
Income from non-disposal activities	17	1,303
Interest expense	(69,909)	(61,906)
Depreciation and amortization	(86,429)	(69,136)
General and administrative expenses	(12,321)	(15,099)
Loss on extinguishment of debt	(4,956)	—
Discontinued operations(2)	2,352	5,504
Gain on sale of real estate	15,275	25,022

Net income	$32,841	$61,881

Economic Occupancy	2008	2007
Core	94.4%	94.7%
Non-core (1)	82.2%	92.6%

Total	92.3%	94.5%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments and Dulles Station, Phase I

2007 in development – Bennett Park

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building, Kenmore Apartments and 2445 M Street

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed I & II and 2000 M Street

(2)	Discontinued operations include gain on disposals and income from operations for:

2008 disposals – Sullyfield Center and The Earhart Building

2008 held for sale – Avondale

2007 disposals – Maryland Trade Center I and II

Real estate rental revenue in 2008 increased by $29.6 million in 2008 as compared to 2007 due primarily to the acquisition or placing into service of five office properties, five medical office properties, three multifamily properties and two industrial properties in 2007 and 2008, which added approximately 2.3 million square feet of net rentable space. These acquisition and development properties contributed $27.7 million of the increase. Real estate rental revenue from the core properties increased by $1.9 million primarily due to higher cash rental rates in all segments ($6.0 million), partially offset by higher bad debt expense ($2.6 million) and lower core occupancy ($1.6 million) in the commercial segments.

Real estate expenses increased by $16.2 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $13.1 million of the increase. Real estate expenses from core properties increased by $3.1 million due primarily to higher real estate taxes ($2.2 million), administrative expenses ($0.5 million) and repairs and maintenance ($0.4 million).

Core economic occupancy decreased to 94.4% in 2008 from 94.7% in 2007 due to lower core economic occupancy in the commercial property segments, partially offset by higher core economic occupancy in the multifamily segment. Non-core economic occupancy decreased to 82.2% in 2008 from 92.6% in 2007, driven by the lease-up of our development properties in the office and multifamily segments. During 2008, 60.8% of the commercial square footage expiring was renewed as compared to 79.9% in 2007. During 2008, 1.5 million commercial square feet were leased at an average rental rate of $24.68 per square foot, an increase of 19.4%, with average tenant improvements and leasing costs of $13.36 per square foot. These leasing statistics do not include leases executed during 2008 for Dulles Station, Phase I, a development property.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$95,393	$94,446	$947	1.0%
Non-core (1)	23,491	8,177	15,314	187.3%

Total real estate rental revenue	$118,884	$102,623	$16,261	15.8%
Real Estate Expenses
Core	$33,243	$32,217	$1,026	3.2%
Non-core (1)	9,452	2,641	6,811	257.9%

Total real estate expenses	$42,695	$34,858	$7,837	22.5%
NOI
Core	$62,150	$62,229	$(79)	(0.1%)
Non-core (1)	14,039	5,536	8,503	153.6%

Total NOI	$76,189	$67,765	$8,424	12.4%

Economic Occupancy	2008	2007
Core	93.8%	94.3%
Non-core (1)	90.4%	97.9%

Total	93.2%	94.6%

(1)	Non-core properties include:

2008 in development – Dulles Station

2008 acquisition – 2445 M Street

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

Real estate rental revenue in the office segment increased by $16.3 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $15.3 million of the increase. Real estate rental revenue from core properties increased by $1.0 million primarily due to higher rental rates ($1.4 million) and lease termination fees ($0.6 million), offset by lower core occupancy ($0.5 million) and higher bad debt ($0.5 million).

Real estate expenses in the office segment increased by $7.8 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $6.8 million of the increase. Real estate expenses from core properties increased by $1.0 million primarily due to higher real estate taxes ($0.7 million) caused by higher rates and assessments, as well as higher repairs and maintenance expense ($0.4 million).

Core economic occupancy decreased to 93.8% in 2008 from 94.3% in 2007, driven by higher vacancy at One Central Plaza, 600 Jefferson Plaza and the Lexington. These were partially offset by higher economic occupancy at West Gude Drive, Wayne Plaza and 7900 Westpark. Non-core economic occupancy decreased to 90.4% from 97.9% due to the lease-up of Dulles Station, Phase I, a development property, as well as lower occupancy at 2000 M Street. During 2008, 41.8% of the square footage that expired was renewed compared to 82.7% in 2007, excluding properties sold or classified as held for sale. During 2008, we executed new leases for 567,700 square feet of office space at an average rental rate of $32.46 per square foot, an increase of 16.5%, with average tenant improvements and leasing costs of $20.90 per square foot. These leasing statistics do not include leases executed during 2008 for Dulles Station, Phase I, a development property.

Medical Office Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$29,510	$29,314	$196	0.7%
Non-core (1)	14,084	8,533	5,551	65.1%

Total real estate rental revenue	$43,594	$37,847	$5,747	15.2%
Real Estate Expenses
Core	$8,897	$8,654	$243	2.8%
Non-core (1)	5,280	2,997	2,283	76.2%

Total real estate expenses	$14,177	$11,651	$2,526	21.7%
NOI
Core	$20,613	$20,660	$(47)	(0.2%)
Non-core (1)	8,804	5,536	3,268	59.0%

Total NOI	$29,417	$26,196	$3,221	12.3%

Economic Occupancy	2008	2007
Core	97.7%	98.9%
Non-core (1)	93.9%	96.1%

Total	96.5%	98.3%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park, and CentreMed I & II

Real estate rental revenue in the medical office segment increased by $5.8 million in 2008 as compared to 2007 due primarily to acquisition properties, which contributed $5.6 million of the increase. Real estate rental revenue from core properties increased by $0.2 million primarily due to higher rental rates ($0.5 million) partially offset by lower core occupancy ($0.3 million).

Real estate expenses in the medical office segment increased by $2.5 million in 2008 as compared to 2007 due primarily to acquisition properties, which contributed $2.3 million of the increase. Real estate expenses from core properties increased by $0.2 million due to higher real estate taxes ($0.4 million) caused by higher rates and assessments, partially offset by lower operating services and supplies expense ($0.2 million).

Core economic occupancy decreased to 97.7% in 2008 from 98.9% in 2007, driven by higher vacancy at 8301 Arlington Boulevard and Alexandria Professional Center. Non-core economic occupancy decreased to 93.9% from 96.1% due to higher vacancy at Sterling Medical Office Building, Woodholme Medical Center and 2440 M Street. The sellers of Sterling Medical Office Building are reimbursing us for its vacant space for a period of 12 – 18 months from the acquisition date. During 2008, 63.6% of the square footage that expired was renewed compared to 50.0% in 2007. During 2008, we executed new leases for 183,300 square feet of medical office space at an average rental rate of $37.82, an increase of 23.4%, with average tenant improvements and leasing costs of $26.19 per square foot.

Retail Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Total	$40,987	$41,512	$(525)	(1.3%)
Real Estate Expenses
Total	$9,646	$8,921	$725	8.1%
NOI
Total	$31,341	$32,591	$(1,250)	(3.8%)

Economic Occupancy	2008	2007
Total	94.9%	95.2%

Real estate rental revenue in the retail segment decreased by $0.5 million in 2008 as compared to 2007 due to higher bad debt ($1.0 million), amortization of intangible lease assets ($0.7 million) and lower occupancy ($0.1 million), partially offset by higher rental rates ($1.3 million). The bad debt and amortization of intangible lease assets includes write-offs of $0.4 million and $0.4 million, respectively, caused by the bankruptcy of a major retail tenant.

Real estate expenses in the retail segment increased by $0.7 million in 2008 as compared to 2007 due to higher real estate taxes ($0.4 million) caused by higher rates and assessments, as well as the write-off of a straight-line receivable ($0.3 million) caused by the bankruptcy of a major retail tenant.

Economic occupancy decreased to 94.9% in 2008 from 95.2% in 2007, driven by higher vacancy at Westminster Shopping Center and Montgomery Village Center. This was partially offset by lower vacancy at Montrose Shopping Center and South Washington Street. During 2008, 91.5% of the square footage that expired was renewed compared to 82.1% in 2007. During 2008, we executed new leases for 186,200 square feet of retail space at an average rental rate of $26.27, an increase of 26.9%, with average tenant improvements and leasing costs of $7.91 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$32,199	$31,089	$1,110	3.6%
Non-core (1)	5,659	275	5,384	—

Total real estate rental revenue	$37,858	$31,364	$6,494	20.7%
Real Estate Expenses
Core	$13,315	$12,823	$492	3.8%
Non-core (1)	4,121	639	3,482	—

Total real estate expenses	$17,436	$13,462	$3,974	29.5%
NOI
Core	$18,884	$18,266	$618	3.4%
Non-core (1)	1,538	(364)	1,902	—

Total NOI	$20,422	$17,902	$2,520	14.1%

Economic Occupancy	2008	2007
Core	93.5%	91.3%
Non-core (1)	49.6%	24.0%

Total	83.0%	89.2%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments

2007 in development – Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $6.5 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $5.4 million of the increase. Real estate rental revenue from core properties increased by $1.1 million due to higher rental rates ($0.3 million) and higher core occupancy ($0.7 million).

Real estate expenses in the multifamily segment increased by $4.0 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $3.5 million of the increase. Real estate expenses from core properties increased by $0.5 million primarily due to higher administrative expenses ($0.3 million) driven by increased personnel and marketing costs, as well as higher real estate taxes ($0.1 million) caused by higher rates and assessments.

Core economic occupancy increased to 93.5% in 2008 from 91.3% in 2007, driven by higher occupancy at Roosevelt Towers and Bethesda Hill Apartments. Non-core economic occupancy increased to 49.6% from 24.0%, reflecting the continuing lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$37,184	$37,037	$147	0.4%
Non-core (1)	3,805	2,349	1,456	62.0%

Total real estate rental revenue	$40,989	$39,386	$1,603	4.1%
Real Estate Expenses
Core	$9,573	$8,986	$587	6.5%
Non-core (1)	1,046	536	510	95.1%

Total real estate expenses	$10,619	$9,522	$1,097	11.5%
NOI
Core	$27,611	$28,051	$(440)	(1.6%)
Non-core (1)	2,759	1,813	946	52.2%

Total NOI	$30,370	$29,864	$506	1.7%

Economic Occupancy	2008	2007
Core	93.5%	95.3%
Non-core (1)	90.9%	96.2%

Total	93.3%	95.3%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

2007 acquisition – 270 Technology Park

Real estate rental revenue in the industrial segment increased by $1.6 million in 2008 as compared to 2007 due primarily to acquisition properties, which contributed $1.5 million of the increase. Real estate rental revenue from core properties increased by $0.1 million primarily due to higher rental rates ($1.0 million), higher recoveries of operating expenses ($0.5 million) and higher lease termination fees ($0.2 million), partially offset by higher bad debt ($1.0 million) and lower core occupancy ($0.6 million).

Real estate expenses in the industrial segment increased by $1.1 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $0.5 million of the increase. Real estate expenses from core properties increased by $0.6 million due to higher real estate taxes caused by higher rates and assessments.

Core economic occupancy decreased to 93.5% in 2008 from 95.3% in 2007, driven by higher vacancy at Tech 100, Ammendale Technology Park and NVIP I & II. These were partially offset by higher economic occupancy at Sully Square and 9950 Business Parkway. Non-core economic occupancy decreased to 90.9% from 96.2% due to vacancy expense at 270 Tech Park and 6100 Columbia Park Drive. During 2008, 59.8% of the square footage that expired was renewed compared to 83.8% in 2007, excluding properties sold or classified as held for sale. During 2008, we executed new leases for 570,900 square feet of industrial space at an average rental rate of $12.19, an increase of 18.5%, with average tenant improvements and leasing costs of $3.53 per square foot.

2007 Compared to 2006

The following tables of selected operating data provide the basis for our discussion of NOI in 2007 compared to 2006. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$200,802	$190,524	$10,278	5.4%
Non-core (1)	51,930	15,416	36,514	236.9%

Total real estate rental revenue	$252,732	$205,940	$46,792	22.7%
Real Estate Expenses
Core	$61,385	$56,708	$4,677	8.2%
Non-core (1)	17,029	5,085	11,944	234.9%

Total real estate expenses	$78,414	$61,793	$16,621	26.9%
NOI
Core	$139,417	$133,816	$5,601	4.2%
Non-core (1)	34,901	10,331	24,570	237.8%

Total NOI	$174,318	$144,147	$30,171	20.9%

Reconciliation to Net Income
NOI	$174,318	$144,147
Other income	1,875	906
Gain from non-disposal activities	1,303	—
Interest expense	(61,906)	(47,265)
Depreciation and amortization	(69,136)	(50,340)
General and administrative expenses	(15,099)	(12,622)
Discontinued operations(2)	5,504	3,835
Gain on sale of real estate	25,022	—

Net income	$61,881	$38,661

Economic Occupancy	2007	2006
Core	95.1%	94.3%
Non-core (1)	92.5%	87.9%

Total	94.5%	93.8%

(1)	Non-core properties include:

2007 in development – Bennett Park

2007 acquisitions – 270 Technology Park, Monument II, 2440 M Street, Woodholme Medical Office Building, Woodholme Center, Ashburn Farm Office Park, CentreMed I & II and 2000 M Street

2006 acquisitions – Hampton Overlook, Hampton South, Alexandria Medical Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Montrose Shopping Center, Randolph Shopping Center, 9950 Business Parkway, Plumtree Medical Center, 15005 Shady Grove Road, 6565 Arlington Blvd, West Gude Drive, The Ridges, The Crescent

(2)	Discontinued operations include gain on disposals and income from operations for:

2008 disposals – Sullyfield Center and The Earhart Building

2008 held for sale – Avondale

2007 disposals – Maryland Trade Center I and II

Real estate rental revenue increased by $46.8 million in 2007 as compared to 2006 due primarily to our acquisitions of six office properties, ten medical office properties, two retail centers and four industrial properties in 2006 and 2007, which added approximately 2.5 million square feet of net rentable space. Acquisition and development properties contributed $36.5 million of the increase. Real estate rental revenue from core properties increased by $10.3 million due to rental rate growth of 3.4% across the portfolio and higher core economic occupancy in the office and retail segments.

Real estate expenses increased by $16.6 million in 2007 as compared to 2006 due primarily to acquisition and development properties, which contributed $11.9 million of the increase. Real estate expenses from core properties increased by $4.7 million, due primarily to higher real estate taxes, utilities, repairs and maintenance, and operating services in all segments.

Overall economic occupancy increased to 94.5% in 2007 from 93.8% in 2006 due to higher core occupancy in the office and industrial segments and higher non-core occupancy in our office, retail and industrial properties. During 2007, 79.9% of the commercial square footage expiring from continuing operations was renewed as compared to 77.1% in 2006. During 2007, 1.8 million commercial square feet were leased at an average rental rate of $18.99 per square foot, an increase of 17.3%, with average tenant improvements and leasing costs of $11.05 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$80,747	$75,236	$5,511	7.3%
Non-core (1)	21,876	4,784	17,092	357.3%

Total real estate rental revenue	$102,623	$80,020	$22,603	28.2%
Real Estate Expenses
Core	$27,373	$25,136	$2,237	8.9%
Non-core (1)	7,485	1,668	5,817	348.7%

Total real estate expenses	$34,858	$26,804	$8,054	30.0%
NOI
Core	$53,374	$50,100	$3,274	6.5%
Non-core (1)	14,391	3,116	11,275	361.8%

Total NOI	$67,765	$53,216	$14,549	27.3%

Economic Occupancy	2007	2006
Core	95.2%	92.1%
Non-core (1)	92.5%	92.0%

Total	94.6%	92.1%

(1)	Non-core properties include:

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

2006 acquisitions – 6565 Arlington Blvd, West Gude Drive, the Ridges and the Crescent

Real estate rental revenue in the office segment increased by $22.6 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $17.1 million of the increase. Real estate rental revenue from core properties increased by $5.5 million due to a 3.1% increase in occupancy ($2.2 million) led by occupancy gains at 7900 Westpark, 6110 Executive Boulevard, 515 King Street, the Lexington and 1901 Pennsylvania Avenue, increases in recoveries ($1.7 million), and rental rate increases ($1.6 million).

Real estate expenses in the office segment increased by $8.1 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $5.8 million of the increase. Real estate expenses from core properties increased by $2.2 million due primarily to higher real estate tax expense ($0.9 million) due to higher value assessments for properties across several jurisdictions, higher utility costs ($0.6 million) driven by escalating fuel rates, consumption and energy taxes, and increased administrative, custodial and maintenance costs ($0.7 million) associated with the higher occupancy.

Core economic occupancy increased by 3.1% due to the occupancy gains described in the paragraph above. Non-core economic occupancy had a small increase. During 2007, 82.7% of the square footage that expired was renewed compared to 67.7% in 2006, excluding properties sold or classified as held for sale. During 2007, we executed new leases for 525,600 square feet of office space at an average rental rate of $28.10 per square foot, an increase of 12.1%, with average tenant improvements and leasing costs of $21.67 per square foot.

Medical Office Segment:

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$18,478	$18,094	$384	2.1%
Non-core (1)	19,369	6,237	13,132	210.5%

Total real estate rental revenue	$37,847	$24,331	$13,516	55.6%
Real Estate Expenses
Core	$5,018	$4,759	$259	5.4%
Non-core (1)	6,633	2,305	4,328	187.8%

Total real estate expenses	$11,651	$7,064	$4,587	64.9%
NOI
Core	$13,460	$13,335	$125	0.9%
Non-core (1)	12,736	3,932	8,804	223.9%

Total NOI	$26,196	$17,267	$8,929	51.7%

Economic Occupancy	2007	2006
Core	98.8%	98.8%
Non-core (1)	97.8%	99.9%

Total	98.3%	99.0%

(1)	Non-core properties include:

2006 acquisitions – Alexandria Professional Center, 9707 Medical Center Drive, 15001 Shady Grove Road, Plumtree Medical Center and 15005 Shady Grove Road

Real estate rental revenue in the medical office segment increased by $13.5 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $13.1 million of the increase. Real estate rental revenue from core properties increased by $0.4 million primarily due to a 2.3% increase in rental rates.

Real estate expenses in the medical office segment increased by $4.6 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $4.3 million of the increase. Real estate expenses from core properties increased by $0.3 million due to higher utilities ($0.1 million) and real estate taxes ($0.2 million).

Core economic occupancy was unchanged from 2006 to 2007. Non-core economic occupancy decreased by 2.1% due primarily to vacancies at 2440 M Street and Woodholme Medical Center. During 2007, 50.0% of the square footage that expired was renewed compared to 87.7% in 2006, excluding properties sold or classified as held for sale. During 2007, we executed new leases for 103,200 square feet of medical office space at an average rental rate of $33.82 per square foot, an increase of 19.8%, with average tenant improvements and leasing costs of $18.28 per square foot.

Retail Segment:

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$37,066	$35,194	$1,872	5.3%
Non-core (1)	4,446	2,069	2,377	114.9%

Total real estate rental revenue	$41,512	$37,263	$4,249	11.4%
Real Estate Expenses
Core	$8,090	$7,512	$578	7.7%
Non-core (1)	831	471	360	76.4%

Total real estate expenses	$8,921	$7,983	$938	11.8%
NOI
Core	$28,976	$27,682	$1,294	4.7%
Non-core (1)	3,615	1,598	2,017	126.2%

Total NOI	$32,591	$29,280	$3,311	11.3%

Economic Occupancy	2007	2006
Core	96.3%	99.2%
Non-core (1)	85.7%	59.6%

Total	95.2%	96.0%

(1)	Non-core properties include:

2006 acquisitions – Randolph and Montrose Shopping Centers

Real estate rental revenue in the retail segment increased by $4.3 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $2.4 million of the increase. Real estate rental revenue from core properties increased by $1.9 million primarily due to rental rate growth of 5.7% driven by the completion of redevelopment at the Shoppes at Foxchase and escalating market rates at Bradlee Shopping Center.

Real estate expenses in the retail segment increased by $0.9 million in 2007 as compared to 2006 due in part to acquisition properties, which contributed $0.3 million of the increase. Real estate expenses from core properties increased by $0.6 million due to higher common area maintenance costs ($0.3 million) and increased real estate taxes ($0.3 million).

Core economic occupancy for the retail segment decreased by 2.9% due to lower occupancy at South Washington Street, the Shoppes at Foxchase and Bradlee Shopping Center. Non-core economic occupancy increased by 26.1% due to the successful leasing efforts at Montrose and Randolph shopping centers. During 2007, 82.1% of the square footage that expired was renewed compared to 90.8% in 2006, excluding properties sold or classified as held for sale. During 2007, we executed new leases for 223,900 square feet of retail space at an average rental rate of $24.78 per square foot, an increase of 32.7%, with average tenant improvements and leasing costs of $9.26 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$31,089	$29,677	$1,412	4.8%
Non-core (1)	275	—	275	—

Total real estate rental revenue	$31,364	$29,677	$1,687	5.7%
Real Estate Expenses
Core	$12,823	$11,788	$1,035	8.8%
Non-core (1)	639	—	639	—

Total real estate expenses	$13,462	$11,788	$1,674	14.2%
NOI
Core	$18,266	$17,889	$377	2.1%
Non-core (1)	(364)	—	(364)	—

Total NOI	$17,902	$17,889	$13	0.1%

Economic Occupancy	2007	2006
Core	91.3%	92.3%
Non-core (1)	24.0%	—

Total	89.2%	92.3%

(1)	Non-core properties include:

2007 in development – Bennett Park

Real estate rental revenue in the multifamily segment increased by $1.7 million in 2007 as compared to 2006 due primarily to higher minimum base rent throughout the portfolio and an increase in utilities reimbursement in the core properties, offset by a 1.0% decrease in core economic occupancy. The real estate rental revenue from non-core properties of $0.3 million was due to the substantial completion of Bennett Park in the fourth quarter of 2007.

Real estate expenses in the multifamily segment increased by $1.7 million in 2007 as compared to 2006 due primarily to higher repairs and maintenance costs, higher real estate taxes, and increased operating services and supplies costs in the core portfolio. Real estate expenses from non-core properties of $0.6 million were due to the substantial completion of Bennett Park.

Overall economic occupancy decreased to 89.2% in 2007 from 92.3% in 2006 due to the substantial completion of Bennett Park in the fourth quarter of 2007. The property was in its lease-up phase and its occupancy was 24.0% at year end.

Industrial Segment:

	Years Ended December 31,
	2007	2006	$ Change	% Change
Real Estate Rental Revenue
Core	$33,422	$32,323	$1,099	3.4%
Non-core (1)	5,964	2,326	3,638	156.4%

Total real estate rental revenue	$39,386	$34,649	$4,737	13.7%
Real Estate Expenses
Core	$8,081	$7,513	$568	7.6%
Non-core (1)	1,441	641	800	124.8%

Total real estate expenses	$9,522	$8,154	$1,368	16.8%
Net Operating Income
Core	$25,341	$24,810	$531	2.1%
Non-core (1)	4,523	1,685	2,838	168.4%

Total NOI	$29,864	$26,495	$3,369	12.7%

Economic Occupancy	2007	2006
Core	95.4%	94.5%
Non-core (1)	95.1%	84.4%

Total	95.3%	93.7%

(1)	Non-core properties include:

2007 acquisition – 270 Technology Park

2006 acquisitions – Hampton Overlook, Hampton South and 9950 Business Parkway

Real estate rental revenue in the industrial segment increased by $4.7 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $3.6 million of the increase. Real estate rental revenue from core properties increased by $1.1 million due to rental rate growth ($0.9 million) and an increase in economic occupancy ($0.2 million).

Real estate expenses in the industrial segment increased by $1.4 million in 2007 as compared to 2006 due primarily to acquisition properties, which contributed $0.8 million of the increase. Real estate expenses from core properties increased by $0.6 million due to higher common area maintenance costs ($0.3 million), real estate taxes ($0.2 million) and utilities ($0.1 million).

Core economic occupancy increased by 0.9% due primarily to lower vacancy at Sully Square and NVIP I & II. Non-core economic occupancy increased by 10.7% due primarily to lower vacancy at Hampton South. During 2007, 83.8% of the square footage that expired was renewed compared to 79.3% in 2006, excluding properties sold or classified as held for sale. During 2007, we executed new leases for 912,100 square feet of industrial space at an average rental rate of $10.64 per square foot, an increase of 17.0%, with average tenant improvements and leasing costs of $4.56 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. In particular, as a result of the current economic downturn and turmoil in the capital markets, unsecured notes financings for REITs have currently become virtually unavailable and long-term credit has become significantly more costly. We cannot predict how long these conditions will continue.

We currently expect that our potential sources of liquidity for acquisitions, development, expansion and renovation of properties, plus operating and administrative will include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units in our operating partnership;

•	Proceeds from long-term secured or unsecured debt financings;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

As noted above, our current access to long-term secured and unsecured debt financings has been adversely affected by the current economic downturn and turmoil in the credit markets. We cannot predict how long these conditions will continue.

During 2009, we expect that we will have modest capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and minority interest distributions to third party unit holders;

•

Approximately $35.0 - $40.0 million to invest in our existing portfolio of operating assets, including approximately $15.0 - $20.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $2.5 million to invest in our development projects; and

•	Approximately $19.5 - $50.0 million to fund our expected property acquisitions.

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

Debt Financing

We generally use secured or unsecured, corporate-level debt, including mortgages, unsecured notes and our unsecured credit facilities, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2008, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2008 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$421,286
Unsecured credit facilities	67,000
Unsecured notes payable	902,900

$1,391,186

If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense.

Mortgage Debt

At December 31, 2008, our $421.3 million in fixed rate mortgages, which includes a net $8.1 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 5.6 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On May 29, 2008 we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.

On February 17, 2009, we executed a mortgage note of $37.5 million at a fixed rate of 5.37% for a term of ten years, secured by Kenmore Apartments. The proceeds from the note were used to pay down borrowings under our lines of credit and to repurchase a portion of our convertible notes.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. We had $5.4 million in letters of credit issued as of December 31, 2008, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, with a one year extension option. We had $67.0 million outstanding and $0.9 million in letters of credit issued as of December 31, 2008, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum tangible net worth;

•	A maximum ratio of total liabilities to gross asset value, calculated using an estimate of fair market value of our assets;

•	A maximum ratio of secured indebtedness to gross asset value, calculated using an estimate of fair market value of our assets;

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges, including interest expense;

•	A minimum ratio of unencumbered asset value, calculated using a fair value of our assets, to unsecured indebtedness;

•	A minimum ratio of net operating income from our unencumbered properties to unsecured interest expense; and

•	A maximum ratio of permitted investments to gross asset value, calculated using an estimate of fair market value of our assets.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity.

As of December 31, 2008, we were in compliance with our loan covenants. However, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

We anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities and potentially maintain balances on our unsecured credit facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.

Unsecured Notes

We generally issue senior unsecured notes to fund our real estate assets long-term. We intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. In particular, as noted above, current access to unsecured notes financings for REITs has become virtually unavailable as a result of the current economic downturn and turmoil in the credit markets. Accordingly, as noted above we anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities and potentially maintain balances on our unsecured credit facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.

Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028, as follows (in thousands):

December 31, 2008 Note Principal
4.45% notes due 2010	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	244,000
7.25% notes due 2028	50,000

$904,000

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity.

As of December 31, 2008, we were in compliance with our unsecured notes covenants.

If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense.

During the fourth quarter of 2008, we repurchased $16.0 million of our 3.875% convertible notes at a 25% discount to par value, resulting in a gain on extinguishment of debt of $3.5 million. Subsequent to year end, we repurchased an additional $19.5 million of our 3.875% convertible notes at discounts ranging from 16% to 20%. We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Term Loan

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

Common Equity

We have authorized for issuance 100.0 million common shares, of which 52.4 million shares were outstanding at December 31, 2008.

During the second quarter of 2008, we completed a public offering of 2.6 million common shares priced at $34.80 per share, raising $86.7 million in net proceeds. We used the net proceeds from the offering to repay borrowings under our lines of credit. During the fourth quarter of 2008, we completed a public offering of 1.725 million common shares priced at $35.00 per share, raising $57.6 million in net proceeds. We used the net proceeds from the offering to repay borrowings under our lines of credit and for general corporate purposes.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. As of the end of 2008, we had issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. As of the end of 2008, 125,348 common shares were issued at a weighted average price of $32.75 per share, raising $4.1 million in net proceeds.

During the second quarter of 2007, we completed a public offering of 1.6 million common shares priced at $37.00 per share, raising $57.8 million in net proceeds. The net proceeds were used for the repayment of debt.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2008, 2007 and 2006 (in thousands).

	2008	2007	2006
Common dividends	$85,564	$78,050	$72,681
Minority interest distributions	192	156	134

	$85,756	$78,206	$72,815

Dividends paid for 2008 as compared to 2007 increased as a direct result of a dividend rate increase from $1.68 per share in 2007 to $1.72 per share in 2008. The dividends paid also increased due to our issuance of 4.325 million shares pursuant to public offerings and our issuance of 1.1 million under our sales agency financing agreement during 2008.

Dividends paid for 2007 as compared to 2006 increased as a direct result of a dividend rate increase from $1.64 per share in 2006 to $1.68 per share in 2007 as well as our issuance of 1.6 million shares in our public offering in June 2007.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations decreased to $97.0 million in 2008 from $115.5 million in 2007, primarily due to higher interest payments, lower prepaid rents and payout of contactors’ retainage related to our development projects. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2008, we had under development Dulles Station Phase II and 4661 Kenmore, in which we had invested $25.8 million and $4.8 million, respectively. We are pursuing a number of potential redevelopment projects at properties such as Montrose and 7900 Westpark. Projects placed into service in 2008 included Bennett Park, Clayborne Apartments and Dulles Station Phase I, in which we had invested $86.3 million, $36.6 million and $44.6 million as of December 31, 2008, respectively, including land and carrying costs. We expect our total project costs for Bennett Park, Clayborne Apartments and Dulles Station Phase I, to be $86.9 million, $36.7 million and $60.5 million, respectively. As of December 31, 2008, we were committed to approximately $13.4 million of development spending during 2009, including $12.8 million of Dulles Station Phase I tenant-related capital.

We anticipate funding several major renovation projects in our portfolios during 2009, as follows (in thousands):

Segment	Project Spending
Office	$2,741
Medical office	1,501
Retail	1,635
Multifamily	1,453
Industrial	100

Total	$7,430

These projects include common area and unit renovations at several of our multifamily properties, roof replacement projects at some of our industrial and retail properties and restroom, garage and common area renovations at some of our office and medical properties. Not all of the anticipated spending had been committed through executed construction contracts at December 31, 2008. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, secured financings of our properties or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,902,064	$124,027	$596,716	$343,696	$837,625
Purchase obligations (2)	15,745	8,101	7,644	—	—
Estimated development commitments (3)	13,430	13,430		—	—
Tenant-related capital (4)	6,572	6,572	—	—	—
Building capital (5)	7,757	7,757	—	—	—
Operating leases	56	40	16	—	—

(1)	See Notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2009, electricity sales agreements with terms through 2011, and natural gas purchase agreements with terms through 2011.

(3)	Committed development obligations based on contracts in place as of December 31, 2008.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2008.

(5)	Committed building capital additions based on contracts in place as of December 31, 2008.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $21.0 million in 2009. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2009.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Cash provided by operating activities	$97.0	$115.5	$86.5	$(18.5)	$29.0
Cash used in investing activities	$(181.2)	$(348.6)	$(334.7)	$167.4	$(13.9)
Cash provided by financing activities	$74.6	$245.9	$251.9	$(171.3)	$(6.0)

Operations generated $97.0 million of net cash in 2008 compared to $115.5 million in 2007. The decrease in cash provided by operating activities in 2008 as compared to 2007 was due primarily to higher interest payments, lower prepaid rents and the payout of contractors’ retainage related to our development projects.

Operations generated $115.5 million of net cash in 2007 compared to $86.5 million in 2006. The increase in cash provided by operating activities in 2007 compared to 2006 was due primarily to properties acquired in 2006 and 2007. The level of net cash provided by operating activities was also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $181.2 million in 2008 and $348.6 million in 2007. The decrease in cash used by investing activities in 2008 was primarily due to the $168.2 million of cash invested in acquisitions, net of assumed debt, throughout 2008, which was $125.9 million lower than 2007. In addition, cash spent on our development projects decreased to $15.3 million from $66.5 million in 2007, as our three major development projects (Bennett Park, Clayborne Apartments and Dulles Station, Phase I) were completed and placed into service during 2007 and 2008.

Our investing activities used net cash of $348.6 million in 2007 and $334.7 million in 2006. The change in cash used by investing activities in 2007 was primarily due to the $294.2 million of cash invested in acquisitions, net of assumed debt, throughout 2007, which was $67.7 million higher than 2006. This was offset by net cash received of $56.3 million from the sale of Maryland Trade Center I & II.

Our financing activities provided net cash of $74.6 million in 2008 and $245.9 million in 2007. The decrease in net cash provided by financing activities in 2008 was the primarily result of using much of the borrowings and proceeds from equity issuances to pay down the lines of credit and to pay off the $60 million MOPPRS debt and the related $8.4 million loss on extinguishment. Also, on December 17, 2008 we repurchased $16.0 million of the convertible notes for $12.5 million. The 2007 borrowings and proceeds from equity issuance were primarily used for the acquisition of new properties.

Our financing activities provided net cash of $245.9 million in 2007 and $251.9 million in 2006. The decrease in net cash provided by financing activities in 2007 was the primarily result of higher debt and equity offerings in 2006 and an increase in dividends paid in 2007, offset by larger borrowings on lines of credit in 2007. Net borrowings/repayments on the lines of credit provided $131.5 million in 2007, offset somewhat by payment of dividends of $78.1 million and mortgage principal payments of $11.4 million. Dividends increased in 2007 due to the issuance of 1,600,000 shares in June and an increase in the dividend rate.

Capital Improvements and Development Costs

Capital improvements and development costs of $52.6 million were incurred in 2008, including tenant improvements. These improvements to our properties in 2007 and 2006 were $107.6 million and $106.5 million, respectively.

Our capital improvement and development costs for the three years ending December 31, 2008 were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Accretive capital improvements
Acquisition related	$6,012	$1,954	$1,430
Expansions and major renovations	9,591	10,684	18,258
Development/redevelopment	15,304	66,489	68,621
Tenant improvements	11,359	16,587	9,473

Total accretive capital improvements	42,266	95,714	97,782
Other capital improvements	10,310	11,897	8,685

Total	$52,576	$107,611	$106,467

Accretive Capital Improvements

Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2008 to 2000 M Street, 2440 M Street, 6100 Columbia Park Drive, Randolph Shopping Center and Alexandria Professional Center.

Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2008 expansions and major renovations included garage and deck renovations at 7900 Westpark; roof replacements at Bradlee Shopping Center and NVIP; common area and unit renovations for Bethesda Hill, Country Club Towers and the Ashby at McLean; and elevator modernization at One Central Plaza.

Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of Bennett Park, Clayborne and Dulles Station. Completion of Bennett Park, our residential project under development in Arlington, VA, occurred during 2007. Completion of Clayborne Apartments, our residential project under construction in Alexandria, VA, occurred in the first quarter 2008. Completion of Phase I of Dulles Station, our 540,000 square foot office project in Herndon, VA, of which Phase I represents 180,000 square feet, occurred in the third quarter of 2007 and the property was substantially leased in the third quarter of 2008. Additionally in 2007, we acquired land for future development of medical office space at 4661 Kenmore in Alexandria, VA. Development spending in 2008 includes pre-development activities related to this project. In 2007 and 2006, re-development costs were incurred for the Shoppes of Foxchase, which was substantially completed in 2006.

Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased were as follows:

	Year Ended December 31,
	2008	2007	2006
Office*	$12.95	$13.68	$12.95
Medical Office	$19.12	$13.95	$17.78
Retail	$3.67	$1.85	$0.05
Industrial/flex*	$1.56	$2.64	$1.91

*	Excludes properties sold or classified as held for sale.

The $0.73 decrease in tenant improvement costs per square foot of space leased for office buildings in 2008 was primarily due to leases executed at 6110 Executive Boulevard and 30 West Gude requiring $1.3 million and $0.7 million, respectively, in tenant improvements in 2007, including $1.1 million and $0.4 million, respectively, for a single tenant. The $5.17 increase in tenant improvement costs per square foot of space leased for medical office buildings in 2008 was primarily due to leases executed at Woodburn II, requiring $1.6 million in tenant improvements, including $1.2 million for a single tenant; and at 8503 Arlington Boulevard, for leases requiring $0.5 million in improvements for a single tenant. The $3.83 decrease in tenant improvement costs per square foot of space leased for medical office buildings in 2007 was primarily due to leases executed in 2006 at 15001 Shady Grove and Woodburn I requiring $1.8 million in tenant improvements, primarily to a single tenant. The $1.77 increase in tenant improvement costs per square foot of retail space leased in 2008 was primarily due to a lease executed at Montrose Center, requiring $0.5 million in tenant improvements. The $1.79 increase in tenant improvement costs per square foot of retail space leased in 2007 was primarily due to leases executed at Montrose Center, The Shoppes of Foxchase and South Washington Street requiring $0.3 million in combined tenant improvements for single tenants. The $1.08 decrease in tenant improvement costs per square foot of industrial space leased in 2008 was primarily due to leases executed in 2007 at Dulles Business Park and Gorman Road requiring $0.8 million and $0.4 million, respectively, in tenant improvements, entirely for single tenants. These transactions also were the primary cause of the $0.73 increase in tenant improvement costs per square foot over 2006.

The retail and industrial tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical office. Excluding properties sold or classified as held for sale, approximately 61% of our office tenants renewed their leases with us in 2008, compared to 83% in 2007 and 68% in 2006. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are a benefit of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other capital improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property’s income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.8 million in 2008, and averaged $814 per apartment for the 33% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties, aside from apartment turnover discussed above, these include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2008, we incurred repair and maintenance expenses of $11.1 million that were not capitalized, to maintain the quality of our buildings.

Forward-Looking Statements

This Form 10-K contains forward-looking statements which involve risks and uncertainties. Such forward looking statements include each of the statements in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” concerning the Washington metro region’s economy, gross regional product, unemployment and job growth and real estate market performance. Such forward-looking statements also include the following statements with respect to WRIT: (a) our intention to invest in properties that we believe will increase in income and value; (b) our belief that external sources of capital will continue to be available and that additional sources of capital will be available from the sale of common shares or notes; and (c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth. Forward-looking statements also include other statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of the current credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington Metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2008	2007	2006
Earnings to fixed charges	1.18x	1.37x	1.61x
Debt service coverage	2.35x	2.56x	2.76x

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the year ended December 31, 2008 include the impact of the net loss on extinguishment of debt of $5.0 million (see “Item 2: Consolidated Results of Operations.”

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2008	2007	2006
Net income	$32,841	$61,881	$38,661
Adjustments
Depreciation and amortization	86,429	69,136	50,340
Gain on property disposed	(15,275)	(25,022)	—
Other gain	(17)	(1,303)	—
Discontinued operations depreciation and amortization	469	1,889	3,830

FFO as defined by NAREIT	$104,447	$106,581	$92,831

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk. Our exposure to interest rate risk relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate lines of credit. We primarily enter into debt obligations to support general corporate purposes, including acquisition of real estate properties, capital improvements and working capital needs. In the past we have used interest rate hedge agreements to hedge against rising interest rates in anticipation of imminent refinancing or new debt issuance.

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	—	$100,000 (a)	$150,000	$50,000	$60,000	$544,000	$904,000	$712,763
Interest payments	$45,330	$43,105	$36,418	$30,693	$27,892	$185,412	$368,850
Interest rate on debt maturities	—	4.45%	5.95%	5.06%	5.23%	4.88%	5.04%
Unsecured variable rate debt
Principal	—	$67,000	—	—	—	—	$67,000	$67,000
Variable interest rate on debt maturities (b)	—	1.48%	—	—	—	—	1.48%
Mortgages
Principal amortization (30 year schedule)	$53,725	$25,424	$12,812	$20,800	$106,032	$210,598	$429,391	$408,089
Interest payments	$24,467	$21,140	$20,020	$18,841	$13,335	$34,051	$131,854
Weighted average interest rate on principal amortization	7.03%	5.77%	5.32%	4.90%	5.58%	6.41%	6.14%

(a)	The $100.0 million term loan which matures in 2010 bears interest at a variable rate, which has been effectively fixed at 4.45% through an interest rate swap. See Note 6 to the consolidated financial statements for further discussion.
(b)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2008.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 62 to 96 are incorporated herein by reference.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2009 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information*

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	283,039	25.02	1,838,525
Equity compensation plans not approved by security holders	34,000	27.70	—

Total	317,039	25.31	1,838,525

*	We previously maintained a Share Grant Plan for officers, trustees and non-officer employees, which expired on December 15, 2007. 322,325 shares and 27,675 restricted share units had been granted under this plan. We previously maintained a stock option plan for trustees which provided for the annual granting of 2,000 non-qualified stock options to trustees the last of which were granted in 2004. The plan expired on December 15, 2007, and 84,000 options had been granted. See Note 7 to the consolidated financial statements for further discussion.

ITEM 13.:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

3.	Exhibits:

3.	Declaration of Trust and Bylaws

(a)	Declaration of Trust. Incorporated herein by reference to Exhibit 3 to WRIT’s registration statement on Form 8-B dated July 10, 1996.

(b)	Bylaws. Incorporated herein by reference to Exhibit 4 to WRIT’s registration statement on Form 8-B dated July 10, 1996.

(c)	Amendment to Declaration of Trust dated September 21, 1998. Incorporated herein by reference to Exhibit 3 to WRIT’s Form 10-Q dated November 13, 1998.

(d)	Articles of Amendment to Declaration of Trust dated June 24, 1999. Incorporated herein by reference to Exhibit 4c to Amendment No. 1 to WRIT’s Form S-3 registration statement filed with the Securities and Exchange Commission as of July 14, 1999.

(e)	Amendment to Bylaws dated February 21, 2002. Incorporated herein by reference to Exhibit 3(e) to the WRIT’s Form 10-K dated April 1, 2002.

(f)	Articles of Amendment to Declaration of Trust dated June 1, 2006. Incorporated herein by reference to Exhibit 4d to WRIT’s Form S-3 registration statement filed with the Securities and Exchange Commission as of August 28, 2006.

4.	Instruments Defining Rights of Security Holders

(c)	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago.(2)

(h)	Form of 2028 Notes (3)

(n)	Officer’s Certificate Establishing Terms of the 2013 Notes, dated March 12, 2003.(8)

(o)	Form of 2013 Notes.(8)

(p)	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003.(9)

(q)	Form of 2014 Notes.(9)

(t)	Form of 5.05% Senior Notes due May 1, 2012(11)

(u)	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005(11)

(v)	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005(11)

(x)	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005(13)

(y)	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005(13)

(z)	Form of 5.95% Senior Notes due June 15, 2011(16)

(aa)	Officers’ Certificate establishing the terms of the 2011 Notes, dated June 6, 2006(16)

(cc)	Form of 3.875% Senior Convertible Notes due September 15, 2026(17)

(dd)	Officers’ Certification establishing the terms of the Convertible Notes, dated September 11, 2006(17)

(ee)	Form of additional 3.875% Senior Convertible Notes due September 15, 2026(18)

(ff)	Form of 5.95% senior notes due June 15, 2011, dated July 21, 2006 (19)

(gg)	Officers’ Certification establishing the terms of the 2011 Notes, dated July 21, 2006 (19)

(hh)

Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent (20)

(ii)	Form of 3.875% Convertible Senior Notes due September 15, 2026 (24)

(jj)	Officers’ Certificate establishing the terms of the 3.85% Convertible Senior Notes due September 15, 2026 (24)

(kk)	Form of additional 3.85% Convertible Senior Notes due September 15, 2026 (25)

(ll)	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007 (27)

(mm)	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent (28)

(nn)	Term Loan Agreement dated as of February 21, 2008, by and between WRIT and Wells Fargo Bank, National Association (31)

(oo)	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association (33)

(pp)	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association (33)

(qq)	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association (33)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Trust and its Subsidiaries on a consolidated basis. On request, we agree to furnish a copy of each such instrument to the Commission.

10.	(a) Purchase and Sale Agreement dated as of June 16, 2008, for 2445 M Street, NW, Washington, DC (34)

Management Contracts, Plans and Arrangements.

(b)	1991 Incentive Stock Option Plan, as amended. (5)

(g)	Deferred Compensation Plan for Executives dated January 1, 2000, incorporated herein by reference to Exhibit 10(g) to the 2000 Form 10-K filed March 19, 2001.

(h)	Split-Dollar Agreement dated April 1, 2000, incorporated herein by reference to Exhibit 10(h) to the 2000 Form 10-K filed March 19, 2001.

(i)	2001 Stock Option Plan incorporated herein by reference to Exhibit A to 2001 Proxy Statement dated March 29, 2001.

(j)	Share Purchase Plan.(7)

(k)	Supplemental Executive Retirement Plan.(7)

(l)	Description of WRIT Short-term and Long-term Incentive Plan incorporated herein by reference to Exhibit 10(l) to the 2005 Form 10-K filed March 16, 2005.

(m)	Description of WRIT Revised Trustee Compensation Plan incorporated herein by reference to Exhibit 10(m) to the 2005 Form 10-K filed March 16, 2005.

(p)	Supplemental Executive Retirement Plan(21)

(q)	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell(21)

(r)	Change in control Agreement dated June 13, 2005 with David A. DiNardo(21)

(t)	Change in control Agreement dated May 22, 2003 with Laura M. Franklin(21)

(u)	Change in control Agreement dated May 22, 2003 with Kenneth C. Reed(21)

(v)	Change in control Agreement dated May 22, 2003 with Sara L. Grootwassink(21)

(w)	Change in control Agreement dated January 1, 2006 with James B. Cederdahl(21)

(aa)	Long Term Incentive Plan, effective January 1, 2006(36)

(bb)	Short Term Incentive Plan, effective January 1, 2006(36)

(cc)	2007 Omnibus Long Term Incentive Plan.(26)

(dd)	Change in control Agreement dated June 1, 2007 with George F. McKenzie.(29)

(ee)	Change in control Agreement dated May 14, 2007 with Michael S. Paukstitus.(29)

(ff)	Deferred Compensation Plan for Directors dated December 1, 2000 (30)

(gg)	Deferred Compensation for Officers dated January 1, 2007 (30)

(hh)	Supplemental Executive Retirement Plan II dated May 23, 2007 (30)

(ii)	Amended Long Term Incentive Plan, effective January 1, 2008 (32)

(kk)	Transition Agreement and General Release dated August 5, 2008 with Sara L. Grootwassink (35)

(ll)	Change in control Agreement dated October 7, 2008 with Thomas C. Morey

(mm)	Change in control Agreement dated November 11, 2008 with William T. Camp

12.	Computation of Ratio of Earnings to Fixed Charges

21.	Subsidiaries of Registrant

23.	Consents

(a)	Consent of Independent Registered Public Accounting Firm

24.	Power of attorney

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

(a)	Certification – Chief Executive Officer

(b)	Certification – Executive Vice President – Accounting and Administration

(c)	Certification – Chief Financial Officer

32.	Section 1350 Certifications

(a)	Written Statement of Chief Executive Officer and Financial Officers

(2)	Incorporated herein by reference to the Exhibit of the same designation to WRIT’s Form 8-K filed August 13, 1996.

(3)	Incorporated herein by reference to the Exhibit of the same designation to WRIT’s Form 8-K filed February 25, 1998.
(4)	Incorporated herein by reference to Exhibit 4 to WRIT’s Form 10-Q filed November 14, 2000.

(5)	Incorporated herein by reference to the Exhibit of the same designation to Amendment No. 2 to WRIT’s Registration Statement on Form S-3 filed July 17, 1995.

(6)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to WRIT’s Registration Statement on Form S-8 filed on March 17, 1998.

(7)	Incorporated herein by reference to Exhibits of the same designation to WRIT’s Form 10-Q filed November 14, 2002.

(8)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to WRIT’s Form 8-K filed March 17, 2003.

(9)	Incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, to WRIT’s Form 8-K filed December 11, 2003.

(11)	Incorporated herein by reference to Exhibits 4.1, 4.2 and 4.3 to WRIT’s Form 8-K filed April 26, 2005

(13)	Incorporated herein by reference to Exhibit 4.1 and 4.2 to WRIT’s Form 8-K filed October 6, 2005

(16)	Incorporated herein by reference to Exhibits 4.1 and 4.2, respectively to WRIT’s Form 8-K filed June 6, 2006

(17)	Incorporated herein by reference to WRIT’s Form 424B5 filed September 11, 2006

(18)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed September 26, 2006

(19)	Incorporated herein by reference to WRIT’s Form 424B5 filed July 21, 2006

(20)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed November 8, 2006

(21)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-K filed March 16, 2006

(22)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed May 5, 2006

(23)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed August 8, 2006

(24)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed January 23, 2007

(25)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed February 2, 2007

(26)	Incorporated herein by reference to Appendix B to WRIT’s Form DEF 14A filed April 9, 2007

(27)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed July 5, 2007

(28)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed July 6, 2007

(29)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed August 9, 2007

(30)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-K filed February 29, 2008

(31)	Incorporated herein by reference to Exhibit 4.1 to WRIT’s Form 8-K filed February 27, 2008

(32)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed May 9, 2008

(33)	Incorporated herein by reference to Exhibit 4 to WRIT’s Form 10-Q filed August 8, 2008

(34)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed August 8, 2008

(35)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-Q filed November 10, 2008

(36)	Incorporated herein by reference to Exhibit 10 to WRIT’s Form 10-K filed March 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 2, 2009	By:	/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edmund B. Cronin, Jr.* Edmund B. Cronin, Jr.	Chairman, Trustee	March 2, 2009

/s/ George F. McKenzie George F. McKenzie	President, Chief Executive Officer and Trustee	March 2, 2009

/s/ John M. Derrick, Jr.* John M. Derrick, Jr.	Trustee	March 2, 2009

/s/ John P. McDaniel* John P. McDaniel	Trustee	March 2, 2009

/s/ Charles T. Nason* Charles T. Nason	Trustee	March 2, 2009

/s/ Edward S. Civera* Edward S. Civera	Trustee	March 2, 2009

/s/ Thomas Edgie Russell, III* Thomas Edgie Russell, III	Trustee	March 2, 2009

/s/ Terence C. Golden* Terence C. Golden	Trustee	March 2, 2009

/s/ Wendelin A. White* Wendelin A. White	Trustee	March 2, 2009

/s/ Laura M. Franklin Laura M. Franklin	Executive Vice President Accounting, Administration and Corporate Secretary	March 2, 2009

/s/ Sara L. Grootwassink Sara L. Grootwassink	Executive Vice President and Chief Financial Officer	March 2, 2009

* By:	/s/ Laura M Franklin	through power of attorney
Laura M Franklin

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, the Trust’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2009

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Assets
Land	$416,576	$325,490
Income producing property	1,868,500	1,621,679

	2,285,076	1,947,169
Accumulated depreciation and amortization	(401,539)	(327,759)

Net income producing property	1,883,537	1,619,410
Development in progress	23,630	98,321

Total real estate held for investment, net	1,907,167	1,717,731
Investment in real estate sold or held for sale, net	12,526	36,562
Cash and cash equivalents	11,874	21,485
Restricted cash	18,823	6,030
Rents and other receivables, net of allowance for doubtful accounts of $6,308 and $4,196, respectively	45,439	36,548
Prepaid expenses and other assets	115,401	78,394
Other assets related to properties sold or held for sale	161	1,576

Total assets	$2,111,391	$1,898,326

Liabilities
Notes payable	$902,900	$879,123
Mortgage notes payable	421,286	252,484
Lines of credit	67,000	192,500
Accounts payable and other liabilities	70,575	63,327
Advance rents	9,016	9,537
Tenant security deposits	10,298	10,419
Other liabilities related to properties sold or held for sale	128	616

Total liabilities	1,481,203	1,408,006

Minority interest	3,795	3,776

Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
52,434 and 46,682 shares issued and outstanding, respectively	526	468
Additional paid in capital	756,341	561,492
Distributions in excess of net income	(128,139)	(75,416)
Accumulated other comprehensive income	(2,335)	—

Total shareholders’ equity	626,393	486,544

Total liabilities and shareholders’ equity	$2,111,391	$1,898,326

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007	2006
Revenue
Real estate rental revenue	$282,312	$252,732	$205,940
Expenses
Utilities	19,535	16,617	12,627
Real estate taxes	28,238	21,970	17,177
Repairs and maintenance	11,066	9,225	7,436
Property administration	9,938	7,142	5,666
Property management	7,939	7,154	6,175
Operating services and common area maintenance	14,377	13,273	10,167
Other real estate expenses	3,480	3,033	2,545
Depreciation and amortization	86,429	69,136	50,340
General and administrative	12,321	15,099	12,622

	193,323	162,649	124,755

Real estate operating income	88,989	90,083	81,185

Other income (expense)
Interest expense	(69,909)	(61,906)	(47,265)
Other income	1,073	1,875	906
Loss on extinguishment of debt, net	(4,956)	—	—
Gain from non-disposal activities	17	1,303	—

	(73,775)	(58,728)	(46,359)

Income from continuing operations	15,214	31,355	34,826
Discontinued operations:
Income from operations of properties sold or held for sale	2,352	5,504	3,835
Gain on sale of real estate	15,275	25,022	—

Net income	$32,841	$61,881	$38,661

Basic net income per share
Continuing operations	$0.31	$0.68	$0.80
Discontinued operations, including gain on disposal	0.36	0.67	0.09

Net income per share	$0.67	$1.35	$0.89

Diluted net income per share
Continuing operations	$0.31	$0.68	$0.79
Discontinued operations, including gain on disposal	0.36	0.66	0.09

Net income per share	$0.67	$1.34	$0.88

Weighted average shares outstanding – basic	49,138	45,911	43,679

Weighted average shares outstanding – diluted	49,373	46,115	43,874

Dividends declared and paid per share	$1.72	$1.68	$1.64

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2005	42,139	421	405,112	(25,228)	—	380,305
Net income	—	—	—	38,661	—	38,661
Dividends	—	—	—	(72,703)	—	(72,703)
Equity offering, net	2,745	28	90,904	—	—	90,932
Share options exercised	80	1	1,802	—	—	1,803
Share grants, net of share grant amortization and forfeitures	78	1	2,909	23	—	2,933

Balance, December 31, 2006	45,042	451	500,727	(59,247)	—	441,931
Net income	—	—	—	61,881	—	61,881
Dividends	—	—	—	(78,050)	—	(78,050)
Equity offering, net	1,600	16	57,745	—	—	57,761
Share options exercised	13	—	313	—	—	313
Share grants, net of share grant amortization and forfeitures	27	1	2,707	—	—	2,708

Balance, December 31, 2007	46,682	468	561,492	(75,416)	—	486,544
Comprehensive income:
Net income	—	—	—	32,841		32,841
Change in fair value of interest rate hedge	—	—	—		(2,335)	(2,335)

Total comprehensive income						30,506
Dividends	—	—	—	(85,564)	—	(85,564)
Equity offerings	5,466	55	184,878	—	—	184,933
Shares issued under Dividend Reinvestment Program	125	1	4,102	—	—	4,103
Share options exercised	120	1	2,642	—	—	2,643
Share grants, net of share grant amortization and forfeitures	41	1	3,227	—	—	3,228

Balance, December 31, 2008	52,434	$526	$756,341	$(128,139)	$(2,335)	$626,393

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(IN THOUSANDS)

	2008	2007	2006
Cash flows from operating activities
Net income	$32,841	$61,881	$38,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(15,275)	(25,022)	—
Depreciation and amortization, including amounts in discontinued operations	86,898	71,024	54,170
Provision for losses on accounts receivable	4,346	2,011	1,500
Amortization of share grants, net	3,228	2,707	2,933
Loss on extinguishment of debt, net	4,956	—	—
Changes in operating other assets	(11,017)	(12,492)	(17,927)
Changes in operating other liabilities	(8,960)	15,427	7,196

Net cash provided by operating activities	97,017	115,536	86,533

Cash flows from investing activities
Real estate acquisitions, net *	(168,230)	(294,166)	(226,538)
Capital improvements to real estate	(37,272)	(41,122)	(37,846)
Development in progress	(15,304)	(66,489)	(68,621)
Net cash received for sale of real estate	40,231	56,344	—
Non-real estate capital improvements	(642)	(3,200)	(1,666)

Net cash used in investing activities	(181,217)	(348,633)	(334,671)

Cash flows from financing activities
Line of credit borrowings	165,000	258,200	356,000
Line of credit repayments	(290,500)	(126,700)	(319,000)
Dividends paid	(85,564)	(78,050)	(72,681)
Proceeds from equity offerings under Dividend Reinvestment Program	4,103	—	—
Proceeds from mortgage notes payable	81,029	—	—
Principal payments – mortgage notes payable	(3,952)	(11,387)	(9,149)
Proceeds from debt offering	100,165	150,868	259,465
Financing costs	(1,924)	(5,144)	(5,449)
Net proceeds from equity offerings	184,933	57,761	90,932
Notes payable repayments, including penalties for early extinguishment	(81,344)	—	(50,000)
Net proceeds from exercise of share options	2,643	313	1,803

Net cash provided by financing activities	74,589	245,861	251,921

Net increase (decrease) in cash and cash equivalents	(9,611)	12,764	3,783
Cash and cash equivalents at beginning of year	21,485	8,721	4,938

Cash and cash equivalents at end of year	$11,874	$21,485	$8,721

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$68,616	$57,499	$45,878

*	See Note 3 for the supplemental discussion of non-cash investing and financing activities, including the assumption of mortgage debt in conjunction with some of our real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“We” or “WRIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and development of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex centers, multifamily buildings and retail centers.

Federal Income Taxes

We believe that we qualify as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to the Company or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale were treated as a distribution to shareholders. In September 2007, Maryland Trade Centers I and II were sold for a gain of $25.0 million. The proceeds from the sale were reinvested in replacement properties. We did not dispose of any of our properties in 2006, and we distributed all of our 2008, 2007, and 2006 ordinary taxable income to our shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no tax provisions or material deferred income tax items for our TRS for the three-year period ended December 31, 2008.

The following is a breakdown of the taxable percentage of our dividends for 2008, 2007 and 2006, respectively (unaudited):

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2008	60%	18%	6%	16%
2007	90%	10%	0%	0%
2006	84%	16%	0%	0%

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Trust and its majority owned subsidiaries, after eliminating all intercompany transactions.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or non-financial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement on January 1, 2008 did not have a material impact on our financial statements. However, this statement requires us to provide expanded disclosures of our valuation techniques.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs, and delaying when restructuring related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008, and will only impact the accounting for acquisitions we make after our adoption. The impact of this pronouncement on our financial statements is dependent on the volume of our acquisition activity in 2009 and beyond. We currently expect the most significant impact of this statement to be the treatment of transaction costs, which will be expensed as a period cost upon adoption of this statement.

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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (a) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (b) information about the volume of derivative activity, (c) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (d) disclosures about credit risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. This statement will require us to provide expanded disclosures of our interest rate hedge contract.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-a (the “convertible debt FSP”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance will significantly impact the accounting of the Company’s convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Other than the impact on net income from the debt discount amortization, the calculation of earnings-per-share will not be affected. The convertible debt FSP will be effective for fiscal years beginning after December 15, 2008. We estimate that the adoption of the convertible debt FSP as of January 1, 2009 will cause (i) approximately $21.5 million of our convertible debt’s original carrying amount to be reclassified into shareholders’ equity, (ii) a decrease in retained earnings of approximately $8.8 million, primarily due to the debt discount amortization, and (iii) additional interest expense of $4.0 million to $4.5 million to be recorded each year going forward.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (the “dividend rights FSP”). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by proscribing that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The dividend rights FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that the adoption of the dividend rights FSP will not have a material impact on our EPS calculation.

Revenue Recognition

Residential properties (our multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our office, medical office, retail and industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company’s receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

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

Included in our accounts receivable balance as of December 31, 2008, is a notes receivable balance of $7.3 million, which represents the fair value of a note receivable acquired with 2445 M Street during the fourth quarter of 2008. The note receivable is from a prior tenant at that property. There was no notes receivable balance as of December 31, 2007.

Minority Interests

We entered into an operating partnership agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a minority ownership interest in this property based upon defined company ownership units at the date of purchase. The operating partnership agreement was amended and restated in 2002 resulting in a reduced minority ownership percentage interest. We account for this activity by recording minority interest expense by applying the minority owner’s percentage ownership interest to the net income of the property and including such amount in our general and administrative expenses, thereby reducing net income.

In August 2007 we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in our operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a minority ownership interest in this property based upon defined company operating partnership units at the date of purchase.

Minority interest expense was $211,000, $216,900 and $204,100 for the years ended December 31, 2008, 2007 and 2006 respectively. Quarterly distributions are made to the minority owners equal to the quarterly dividend per share for each operating partnership unit.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2008 and 2007 deferred financing costs of $20.8 million and $23.9 million, respectively, net of accumulated amortization of $5.9 million and $7.9 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $2.6 million, $2.5 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of December 31, 2008 and 2007 deferred leasing costs of $31.4 million and $23.8 million, respectively, net of accumulated amortization of $10.4 million and $8.3 million, were included in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $3.6 million, $3.0 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from three to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $69.2 million, $55.7 million and $44.1 million, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $2.1 million, $6.1 million and $3.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. During 2008, we expensed $0.6 million, included in general and administrative expenses, related to development projects no longer considered probable. There were no property impairments recognized during the periods ended December 31, 2007 and 2006.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their fair values, in accordance with SFAS No. 141, Business Combinations. The total acquisition cost comprises the acquisition-date fair value of all assets transferred, equity issued, and liabilities assumed. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property. No goodwill was recorded on our acquisitions for the years ended December 31, 2008, 2007 and 2006.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2008 or 2007.

The amounts used to calculate net lease intangible are discounted using an interest rate which reflects the risks associated with the leases acquired. Tenant origination costs are included in income producing property on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing commissions and absorption costs are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net lease intangible assets are classified as other assets and are amortized on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. Net lease intangible liabilities are classified as other liabilities and are amortized on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease are written off.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2008 and 2007 are as follows (in millions):

	December 31,
	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$40.9	$16.1	$24.8	$31.3	$10.9	$20.4
Leasing commissions/absorption costs	$50.7	$16.3	$34.4	$33.8	$8.8	$25.0
Net lease intangible assets	$9.8	$5.4	$4.4	$8.9	$4.3	$4.6
Net lease intangible liabilities	$33.0	$10.3	$22.7	$23.5	$6.3	$17.2

Amortization of these components combined was $11.2 million, $9.0 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we have a below-market ground lease intangible asset from a 2007 acquisition with gross and net carrying values of $12.1 million and $11.9 million, respectively, as of December 31, 2008. No value had been assigned to customer relationship value at December 31, 2008 or December 31, 2007.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. These include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at December 31, 2008 and December 31, 2007 consisted of $18.8 million and $6.0 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities the Company has at December 31, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and an interest rate hedge contract. The Company’s valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair value of these assets and liabilities at December 31, 2008 is as follows (in millions):

	December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$0.6	$—	$0.6	$—
Liabilities:
Derivative	$2.3	$—	$2.3	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 6 for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The hedge was deemed effective for the year ended December 31, 2008. We did not have any cash flow hedges during 2007 or 2006.

Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration.

Stock Based Compensation

We previously maintained a Share Grant Plan and Incentive Stock Option Plans as described in Note 7, and pursuant to those plans we made restricted share grants and granted share options to officers, eligible employees and trustees in 2006 and prior. In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan (“2007 Plan”). This plan replaced the Share Grant Plan, which formally expired on December 15, 2007, as well as the Incentive Stock Option Plans. The 2007 Plan provides for the award to WRIT’s trustees, officers and non-officer employees of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. The shares and options granted pursuant to the Share Grant Plan and the Incentive Stock Option Plan were not affected by the adoption of the 2007 Plan.

Under the plans above, officer and non-officer employee share grants vesting over five years vest in annual installments commencing one year after the date of grant, and share grants vesting over three years vest twenty-five percent from date of grant in years one and two and fifty percent in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

If an award under the Share Grant Plan is forfeited or an award of options granted under the Incentive Stock Option Plan expires without being exercised, the shares covered by those awards will not be available for issuance under the 2007 Plan. If an award under the 2007 Plan of restricted shares or restricted share units is forfeited or an award of options or any other rights granted under the 2007 Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards.

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of grant. Compensation cost for restricted performance share units is initially measured at fair value at the issuance date as payouts are probable, is remeasured at subsequent reporting dates until all award conditions are established and a grant date has occurred, and is amortized to expense over the service period. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period.

Unvested shares are forfeited upon an employee’s termination except for employees eligible for retirement whose unvested shares fully vest upon retirement. For shares granted to employees who are eligible for retirement or will become eligible for retirement during the vesting period, compensation cost is recognized through the date that the employee is no longer required to provide service to earn the award (e.g. the date the employee is eligible to retire).

As noted above, stock options were historically issued to officers, non-officer key employees and trustees under the Incentive Stock Option Plans. They were last issued to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. The options vested over a 2-year period in annual installments commencing one year after the date of grant, except for trustee options which vested immediately upon the date of grant. All stock options were issued prior to the adoption of SFAS No. 123(R) and were accounted for in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost for stock options.

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. “Basic earnings per share” excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. “Diluted earnings per share” reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, and then shared in our earnings. Sources of potentially dilutive common shares are our share based compensation plans, operating partnership units and senior convertible notes. The senior convertible notes were not dilutive for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands; except per share data):

	For the years ended December 31,
	2008	2007	2006
Numerator for basic and diluted per share calculations:
Income from continuing operations	$15,214	$31,355	$34,826
Discontinued operations including gain on sale of real estate	17,627	30,526	3,835

Net income	$32,841	$61,881	$38,661
Denominator for basic and diluted per share calculations:
Denominator for basic per share amounts – weighted average shares	49,138	45,911	43,679
Effect of dilutive securities:
Employee stock options/restricted share awards and units	113	163	195
Operating partnership units	122	41	—

Denominator for diluted per share amounts	49,373	46,115	43,874
Income from continuing operations per share
Basic	$0.31	$0.68	$0.80
Diluted	$0.31	$0.68	$0.79
Discontinued operations including gain on disposal
Basic	$0.36	$0.67	$0.09
Diluted	$0.36	$0.66	$0.09
Net income per share
Basic	$0.67	$1.35	$0.89
Diluted	$0.67	$1.34	$0.88

Accounting for Uncertainty in Income Taxes

FASB Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. We have not recognized any uncertain tax provisions for the three-year period ended December 31, 2008.

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia, but as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.

Tax returns filed for 2005 through 2008 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $2.3 million for the year ended December 31, 2008 to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded no other comprehensive income for the years ending December 31, 2008 and 2007.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2008	2007
Office	$1,014,503	$817,508
Medical office	367,651	354,485
Retail	266,897	257,966
Multifamily	316,495	212,290
Industrial/flex	319,530	304,920

	$2,285,076	$1,947,169

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties that were recently in development in our office and multifamily segments. In the office segment, Dulles Station, Phase I was placed into service during the third quarter of 2008. Dulles Station, Phase II remains in development. In the multifamily segment, Bennett Park was substantially completed in the fourth quarter of 2007, and the Clayborne Apartments were substantially completed in the first quarter of 2008. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development as of December 31, 2008 and 2007 is illustrated below (in thousands):

	December 31,
	2008	2007
Office	$18,373	$56,311
Medical office	4,793	4,016
Retail	239	74
Multifamily	225	37,920
Industrial/flex	—	—

	$23,630	$98,321

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include general purpose office, medical office, retail, multifamily and industrial. All segments are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements. Because the properties are located in the Washington metro region, the Company is subject to a concentration of credit risk related to these properties.

As of December 31, 2008 no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

Properties we acquired during the years ending December 31, 2008, 2007 and 2006 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical Office	36,000	6,500
September 3, 2008	Kenmore Apartments (374 units)	Multifamily	269,000	58,300
December 2, 2008	2445 M Street	Office	290,000	181,400

		Total 2008	745,000	$257,400

February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical Office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical Office	125,000	30,800
June 1, 2007	Woodholme Center	Office	73,000	18,200
June 1, 2007	Ashburn Farm Office Park	Medical Office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical Office	52,000	15,300
August 30, 2007	4661 Kenmore Avenue	Land for Development	n/a	3,750
December 4, 2007	2000 M Street	Office	227,000	73,500

		Total 2007	1,024,000	$319,250

February 15, 2006	Hampton Overlook	Industrial/Flex	134,000	$10,040
February 15, 2006	Hampton South	Industrial/Flex	168,000	13,060
April 11, 2006	Alexandria Professional Center	Medical Office	113,000	26,900
April 13, 2006	9707 Medical Center Drive	Medical Office	38,000	15,800
April 29, 2006	15001 Shady Grove Rd	Medical Office	51,000	21,000
May 16, 2006	Montrose Shopping Center	Retail	143,000	33,200
May 16, 2006	Randolph Shopping Center	Retail	82,000	17,100
May 26, 2006	9950 Business Parkway	Industrial/Flex	102,000	11,700
June 22, 2006	Plumtree Medical Center	Medical Office	33,000	7,700
July 12, 2006	15005 Shady Grove Road	Medical Office	52,000	22,500
August 11, 2006	6565 Arlington Blvd	Office	140,000	30,000
August 25, 2006	West Gude Drive	Office	289,000	57,000
August 25, 2006	The Ridges	Office	104,000	25,000
August 25, 2006	The Crescent	Office	49,000	12,000

		Total 2006	1,498,000	$303,000

We accounted for these acquisitions using the purchase method of accounting. As discussed in Note 2, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities) based on their fair values in accordance with SFAS No. 141, Business Combinations. The results of operations of the acquired properties are included in the income statement as of their respective acquisition date.

We have allocated the total purchase price of the above acquisitions as follows (in millions):

	Allocation of Purchase Price
	2008	2007	2006
Land	$80.8	$43.0	$68.8
Buildings	140.1	258.6	219.6
Tenant origination costs	10.4	11.8	7.5
Leasing commissions/Absorption costs	18.2	17.7	8.9
Net lease intangible assets	1.8	0.4	2.3
Net lease intangible liabilities	(10.4)	(10.5)	(4.1)
Furniture, fixtures & equipment	1.0	—	—
Discount on assumed mortgage	10.1	—	—

Total*	$252.0	$321.0	$303.0

*	Additional settlement costs, closing costs and adjustments are included in the basis for 2008, 2007 and 2006.

A note receivable with a fair value of $7.3 million was acquired in conjunction with 2445 M Street and is recorded separately as a note receivable in accounts receivable and other assets on the consolidated balance sheets.

The weighted remaining average life in months for the components above, other than land and building, are 113 months for tenant origination costs, 106 months for leasing commissions/absorption costs, 111 months for net lease intangible assets, 99 months for net lease intangible liabilities, and 57 months for furniture, fixtures and equipment.

The acquisition of 2000 M Street on December 4, 2007 included a ground lease with 62 years remaining. The terms include a fixed annual payment as well as an additional contingent amount based on the excess of gross income over predetermined levels.

The difference in total 2008 contract purchase price of properties acquired of $257.4 million and the acquisition cost per the consolidated statements of cash flows of $168.2 million is primarily the $101.9 million mortgage note assumed, offset by cash escrow accounts acquired totaling $11.4 million, both related to the 2445 M Street purchase. The remaining difference of $1.3 million is for additional settlement costs, closing costs and non-cash adjustments on all 2008 acquisitions. The difference in total 2007 contract purchase price of properties acquired of $319.3 million and the acquisition cost per the consolidated statements of cash flows of $294.2 million is the $26.8 million in mortgages assumed on the acquisitions of Woodholme Medical Office Building, Woodholme Center and Ashburn Farm Office Park, offset by $1.7 million for additional settlement costs, closing costs and adjustments on all acquisitions. The difference in total 2006 contract purchase price of properties acquired of $303.0 million and the acquisition cost per the consolidated statements of cash flows of $226.5 million is the $76.5 million in mortgages assumed on the acquisitions of 9707 Medical Center Drive, Plumtree Medical Center, 15005 Shady Grove Road, West Gude Drive, The Ridges and The Crescent.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2008 and 2007 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2008 and December 31, 2007. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2008	2007
Real estate revenues	$303,788	$279,403
Income from continuing operations	$18,471	$36,146
Net income	$36,098	$66,672
Diluted earnings per share	$0.73	$1.45

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had one property classified as held for sale at December 31, 2008 and three held for sale at December 31, 2007, as follows (in thousands):

	December 31,
	2008	2007
Industrial/Flex properties	$—	$30,320
Multifamily property	17,227	16,951

Total	$17,227	$47,271
Less accumulated depreciation	(4,701)	(10,709)

	$12,526	$36,562

Properties that were sold or classified as held for sale during the three years ending December 31, 2008 are as follows:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)
June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100
	Avondale	Multifamily	342,000	Held for sale

		Total 2008	678,000	$41,100

September 26, 2007	Maryland Trade Center I & II	Office	342,000	$58,000

		Total 2007	342,000	$58,000

We sold two properties and classified one property as held for sale in 2008. The two sold properties, Sullyfield Center and The Earhart Building, were classified as held for sale in November 2007, and sold on June 6, 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million, in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

In September 2008, we concluded that Avondale, a multifamily property, met the criteria specified in SFAS No. 144 necessary for classification as held for sale. Senior management has committed to, and actively embarked upon, a plan to sell the asset, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on this property was discontinued at that time, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the statements of income.

We sold two properties in 2007. The two sold properties, Maryland Trade Centers I and II, were classified as held for sale as of March 31, 2007 and sold on September 26, 2007. They were sold for a contract sales price of $58.0 million, and we recognized a gain on disposal of $25.0 million, in accordance with SFAS No. 66. $15.3 million of the proceeds from the disposition was used to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange, and $40.1 million of the proceeds from the disposition were escrowed in a tax free property exchange account and subsequently used to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2008	2007	2006
Revenues	$4,875	$12,278	$13,722
Property expenses	(2,054)	(4,885)	(5,477)
Depreciation and amortization	(469)	(1,889)	(3,830)
Interest expense	—	—	(580)

	$2,352	$5,504	$3,835

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2008	2007	2006
Maryland Trade Center I & II	Office	$—	$2,474	$1,841
Sullyfield Center	Industrial	1,070	1,492	570
The Earhart Building	Industrial	421	754	630
Avondale	Multifamily	861	784	794

		$2,352	$5,504	$3,835

NOTE 4: MORTAGE NOTES PAYABLE

	December 31,
	2008	2007
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	45,811	46,644
On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,992	10,286
On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,610	20,235
On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	23,304	23,783
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,278	5,428
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,684	4,762
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,468	8,613
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	32,815	33,417

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,277	22,641
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,897	21,176
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,291	5,499
On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	—
On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	91,830	—

	$421,286	$252,484

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.

**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $666.0 million and $449.3 million at December 31, 2008 and 2007, respectively. Scheduled principal payments during the five years subsequent to December 31, 2007 and thereafter are as follows (in thousands):

Principal Payments
2009	$53,725
2010	25,424
2011	12,812
2012	20,800
2013	106,032
Thereafter	210,598

429,391
Net discounts/premiums	(8,105)

Total	$421,286

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of December 31, 2008, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had no balance outstanding as of December 31, 2008 related to Credit Facility No. 1, and $5.4 million in letters of credit issued, with $69.6 million unused and available for subsequent acquisitions or capital improvements. We had $70.0 million outstanding under this facility at December 31, 2007. During 2008, we borrowed $40.0 million to partially fund an acquisition. $110.0 million of gross borrowing was repaid during 2008 with proceeds from the May 2008 and September 2008 equity offerings, as well as the proceeds from the sale of Sullyfield Center and the Earhart Building.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2008 and 2007, we recognized interest expense (excluding facility fees) of $1.6 million and $0.8 million representing an average interest rate of 5.16% and 5.52%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the years ended December 31, 2008 and 2007, we incurred facility fees of $103,800 and $53,700, respectively.

Credit Facility No. 2

We had $67.0 million outstanding as of December 31, 2008 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $194.1 million unused and available for subsequent acquisitions or capital improvements. $122.5 million was outstanding under this facility at December 31, 2007. During 2008, we borrowed $96.0 million to fund acquisitions and $29.0 million to fund a repurchase of convertible debt, development costs and general capital improvements to real estate. We repaid $180.5 million of gross borrowing in 2008 with proceeds from the May 2008 and September 2008 equity offerings.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2008, 2007 and 2006, we recognized interest expense (excluding facility fees) of $3,049,000, $4,579,000 and $48,000 representing an average interest rate of 4.94%, 5.77% and 5.86%, respectively.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the years ended December 31, 2008, 2007 and 2006, we incurred facility fees of $393,400, $304,200 and $50,000, respectively.

Credit Facility No. 3

Credit Facility No. 3 was an $85.0 million line of credit with Bank One, NA (now J.P. Morgan) and Wells Fargo Bank, National Association that was terminated on November 2, 2006 and replaced with Credit Facility No. 2. There were no outstanding advances payable under the facility upon the termination of the agreement in November 2006. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. Interest only payments were due and payable generally on a monthly basis. For the year ended December 31, 2006, we recognized interest expense (excluding unused commitment and facility fees) of $684,000 on Credit Facility No. 3, representing an average interest rate of 5.71% per annum.

Credit Facility No. 3 required us to pay the lender a facility fee on the total commitment of 0.15% per annum, based on the credit rating on our publicly issued debt. These fees were payable quarterly. For the year ended December 31, 2006, we incurred facility fees of $108,000.

Credit Facility No. 4

Credit Facility No. 4 was a $70.0 million line of credit that was terminated on June 29, 2007 and replaced by Credit Facility No. 1. At December 31, 2006, $28.0 million was outstanding under this facility, which was repaid during the first quarter of 2007 with proceeds from the $150 million 3.875% convertible notes issued in January 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable on a monthly basis. For the years ended December 31, 2007 and 2006, we recognized interest expense (excluding facility fees) of $96,400 and $2,154,000, representing an average interest rate of 5.90% and 5.64% per annum, respectively.

From July 2005 through June 2007, Credit Facility No. 4 required us to pay the lender an annual facility fee on the total commitment of 0.15%, per annum. These fees were payable quarterly. For the years ended December 31, 2007 and 2006, we incurred facility fees of $52,800 and $109,900, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2008.

Information related to revolving credit facilities is as follows (in thousands):

	2008	2007	2006
Total revolving credit facilities at December 31	$337,000	$275,000	$270,000
Borrowings outstanding at December 31	67,000	192,500	61,000
Weighted average daily borrowings during the year	91,262	95,642	50,937
Maximum daily borrowings during the year	192,500	192,500	184,500
Weighted average interest rate during the year	5.01%	5.73%	5.66%
Weighted average interest rate at December 31	1.48%	5.41%	6.05%

NOTE 6: NOTES PAYABLE

On August 13, 1996, we issued $50.0 million of 7.25% unsecured 10-year notes due August 13, 2006 at 98.166% of par resulting in an effective interest rate of 7.49%. Net proceeds to the Trust after deducting underwriting expenses were $48.8 million. These notes were paid in full on August 13, 2006, with advances from Credit Facility No.1 and Credit Facility No. 3.

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

On January 22, 2007, we issued an additional $135.0 million of the 3.875% convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of the 3.875% convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par, resulting in an effective interest rate of 4.003%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and a portion of the acquisition of Monument II, to repay borrowings under our lines of credit and to fund general corporate purposes.

The convertible notes are convertible into our common shares at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 common shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per common share, which represents a 22% premium over the $40.80 closing price of our common shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our common shares at the time the January 2007 transaction was priced. Holders may convert their notes into our common shares prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common shares for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per common share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common shares, to the extent such cash and the value of any such other consideration per common share validly tendered or exchanged exceeds the closing price of our common shares as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these convertible notes are not dilutive for the years ended December 31, 2008, 2007 and 2006, and are not included in our earnings per share calculations.

On or after September 20, 2011, we may redeem the convertible notes at a redemption price equal to the principal amount of the convertible notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these convertible notes may require us to repurchase the convertible notes for an amount equal to the principal amount of the convertible notes plus any accrued and unpaid interest thereon.

On December 17, 2008, we repurchased $16.0 million of the convertible notes, resulting in a gain on extinguishment of debt of $3.5 million. As of December 31, 2008, the amount outstanding on the convertible notes is $244.0 million.

On February 21, 2008, we entered into a $100 million unsecured term loan (the “2010 Term Loan”) with Wells Fargo Bank, National Association. The 2010 Term Loan has a maturity date of February 19, 2010 and bears interest at our option of LIBOR plus 1.50% or Wells Fargo’s prime rate. To hedge our exposure to interest rate fluctuations on the $100 million note, we entered into an interest rate swap on a notional amount of $100 million, which had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The current interest rate, taking into account the swap, is 4.45% (2.95% plus 150 basis points). The interest rate swap agreement will settle contemporaneously with the maturity of the loan. This swap qualifies as a cash flow hedge as discussed in Note 2.

The following is a summary of our unsecured note borrowings (in thousands):

	December 31,
	2008	2007
6.74% notes due 2008	$—	$60,000
4.45% term loan due 2010	100,000	—
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	244,000	260,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(1,764)	(1,999)
Premium on notes issued	664	1,122

Total	$902,900	$879,123

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2008 are as follows (in thousands):

2009	$—
2010	100,000
2011	150,000
2012	50,000
2013	60,000
Thereafter	544,000

$904,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2008.

The covenants under our line of credit agreements require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion, except for nuclear acts of terrorism and non-certified chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extends the program through December 31, 2014.

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

The previous Option Plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. As discussed in Note 2, option awards were accounted for in accordance with APB No. 25, and we have recognized no compensation cost for stock options. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. The following chart details the previously issued and currently outstanding and exercisable stock options:

	2008		2007		2006
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	438,000	24.40	451,000	24.42	531,000	24.15
Granted	—	—	—	—	—	—
Exercised	(119,000)	22.12	(13,000)	25.07	(80,000)	22.60
Expired/Forfeited	(2,000)	17.59	—	—	—	—

Outstanding at December 31	317,000	25.31	438,000	24.40	451,000	24.42
Exercisable at December 31	317,000	25.31	438,000	24.40	451,000	24.42

The 317,000 options outstanding at December 31, 2008, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.31 and a weighted average remaining contractual life of 3.5 years. The aggregate intrinsic value of outstanding exercisable shares at December 31, 2008 was $0.9 million. The aggregate intrinsic value of options exercised in 2008, 2007 and 2006 was $1.1 million, $0.1 million and $1.2 million, respectively. The aggregate intrinsic value of options forfeited in 2008 was $28,000.

Share Grants, Performance Share Units and Restricted Share Units

As discussed in Note 2, we previously maintained a Share Grant Plan for officers, trustees and other members of management. In 2004 and 2005, awards were granted to officers and other members of management in the form of restricted shares, with a value equal to various percentages of a participant’s salary based upon WRIT’s performance compared to an appropriate benchmark target, with minimum and maximum thresholds. The awards were valued based on market value at the date of grant. Shares vest ratably over a five year period from the date of grant.

Beginning in 2005, annual long-term incentive compensation for trustees was changed from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. In May 2007, the value of the restricted shares awarded to trustees was increased to $55,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The 2007 Plan provides for the granting of restricted share units to officers and other members of management and performance share units to officers, based upon various percentages of their salaries and their positions with WRIT. WRIT’s Chairman and prior Chief Executive Officer (“prior CEO”) was excluded from long-term awards under the program in view of his announced intention to retire in 2007. For officers, one-third of the award is in the form of restricted share units that vest 20% per year based upon continued employment and two-thirds of the award is in the form of performance share units. For other members of management, 100% of the award is in the form of restricted share units that vest 20% per year from date of grant based on performance targets.

With respect to the performance share units, performance targets will be set annually based on appropriate benchmarks with minimum and maximum payout thresholds. The grants and each award are based on cumulative performance over three years, and performance share units cliff vest at the end of the three year period. These performance share units are based on three-year cumulative performance targets set at the beginning of each year, as such, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, WRIT estimates the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. The expense related to the 2006 performance share units at the end of the three-year period was approximately $1.3 million of which $179,000, $575,000 and $554,000 were recognized during the years ending 2008, 2007 and 2006, respectively. During 2008, 43,000 performance share units were granted for the 2006 award tranche. The estimated expense related to the 2007 performance share units at the end of the three-year period was approximately $1.3 million of which $29,000 and $806,000 was recognized during the years ending 2008 and 2007, respectively. The estimated expense related to the 2008 performance share units at the end of the three-year period was approximately $650,000 of which $217,000 was recognized during the year ending 2008. The program provides that participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

With respect to restricted share units, there were 21,877 restricted share units awarded to officers and other members of management in December 2006, 24,344 restricted share units awarded to the prior CEO in the second quarter of 2007, and 38,228 restricted share units awarded to officers and other members of management in December 2007. There were 47,865 restricted share units awarded to officers and other members of management in 2008.

Performance and restricted share units awarded were initially valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2006	21,877	39.54
2007	67,355	32.85
2008	49,004	26.16

There were no shares granted during 2008. During 2007 and 2006 we issued 15,962 and 75,128 share grants, respectively, to officers and other members of management. The 75,128 shares awarded in 2006 included an award of 64,700 shares to officers. The 64,700 shares vest twenty-five percent from date of grant in years one and two and fifty percent in year three except shares awarded to the prior CEO, totaling 21,349 shares, who retired in 2007, which shares vested and were expensed immediately upon date of grant. The 15,962 shares awarded in 2007 were issued to the prior CEO at a price of $37.59 per share based on the market value on the date of grant. They vested and were expensed immediately upon date of grant.

In August 2008 as the result of an award modification per the terms of the departing Chief Financial Officer’s termination agreement, 7,820 share grants issued between 2004 and 2006 were remeasured under FAS 123(R) based on the market value of WRIT’s stock at the time of the award modification. The modification accelerated the vesting of the 7,820 share grants to be fully vested by February 28, 2009. In addition, 4,560 restricted share units awarded to the departing Chief Financial Officer in 2006 and 2007 were revalued based on the market value of WRIT’s stock at the time of the award modification. The modification also accelerated the vesting of the 4,560 restricted share units to be fully vested by February 28, 2009.

The following are tables of activity for the years ended December 31, 2008, 2007 and 2006 related to our share grants and restricted share unit grants.

Share Grants

	2008		2007		2006
	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price
Vested at January 1	271,650	28.97	191,217	27.17	124,175	24.14
Unvested at January 1	62,530	34.15	115,492	33.16	103,989	30.76
Granted	13,019	26.05	27,571	34.57	79,683	36.34
Vested during year	(40,356)	30.86	(80,433)	32.85	(67,042)	32.78
Expired/Forfeited	(344)	32.70	(100)	32.50	(1,138)	32.50

Unvested at December 31	34,849	35.04	62,530	34.15	115,492	33.16
Vested at December 31	312,006	29.21	271,650	28.97	191,217	27.17

The total fair value of shares vested during the years ending December 31, 2008, 2007 and 2006 is $1.3 million, $2.9 million and $2.5 million, respectively. As of December 31, 2008, the total compensation cost related to non-vested share awards not yet recognized was $0.4 million, which is expected to be recognized over a weighted average period of 10 months on a straight-line basis.

Restricted Share Units

	2008		2007		2006
	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price	Shares	Wtd Avg Grant Price
Vested at January 1	8,154	35.73	—	—	—	—
Unvested at January 1	80,831	34.35	21,877	39.54	—	—
Granted	49,004	26.16	67,355	32.85	21,877	39.54
Vested during year	(20,760)	34.71	(8,154)	35.73	—	—
Expired/Forfeited	(2,513)	33.97	(247)	39.54	—	—

Unvested at December 31	106,562	30.63	80,831	34.35	21,877	39.54
Vested at December 31	28,914	35.00	8,154	35.73	—	—

The value of unvested restricted share units at December 31, 2008 was $3.0 million, which is expected to be recognized as compensation cost over a weighted average period of 45 months on a straight-line basis.

Total compensation expense recognized for share based awards, including share grants and restricted share units, in each of the three years ending 2008 was (in millions):

Stock-based Compensation Expense
2006(1)	$2.7
2007(1)	$2.7
2008(1)	$2.2

(1)

2006 included $1.2 million related to the accelerated vesting of prior CEO share grant awards as required by SFAS No. 123(R), Share Based Payments (“FAS 123(R)”), and $358,000 related to the severance of the former Chief Investment Officer. 2007 included $0.6 million related to the accelerated vesting of prior CEO share grant awards as required by FAS 123(R). 2008, included $0.2 million related to the accelerated vesting of departing Chief Financial Officer share grant and restricted unit awards as required by FAS 123(R).

Under the 2007 Plan described in Note 2, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 876 and 4,783 restricted share units to officers in 2008 and 2007, respectively, pursuant to elective short term incentive deferrals. During 2008, WRIT granted 263 restricted share units on dividends.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2008, 2007 and 2006, the Company made contributions to the 401K plan of $0.4 million, $0.4 million and $0.3 million, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of the Trust. During 2008 the prior Chief Executive Officer received a lump sum distribution of the present value of his deferred compensation. The deferred compensation liability was $0.8 million and $2.1 million at December 31, 2008 and 2007, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior Chief Executive Officer. Under this plan, upon the prior Chief Executive Officer’s termination of employment from the Trust for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior Chief Executive Officer’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2008 the accrued benefit liability was $1.9 million. For the three years ended December 31, 2008, 2007 and 2006, we recognized current service cost of $132,000, $253,000 and $467,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106, and 132(r) (“FAS 158”), required the Trust to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior Chief Executive Officer’s SERP is unfunded, the adoption of FAS 158 did not have an effect on the Trust’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect the Trust’s operating results in future periods. The Trust currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the Chief Executive Officer’s retirement. Benefit payments to the prior Chief Executive Officer began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior Chief Executive Officer. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest, offset by the corresponding change in the liability. We account for this plan in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2008, 2007 and 2006, we recognized current service cost of $311,000, $245,000 and $269,000, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to 2008 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments.

Notes Receivable

The fair value of the notes is estimated based on quotes for debt with similar terms and characteristics or a discounted cash flow methodology using market discount rates if reliable quotes are not available.

Derivatives

The company reports its interest rate swap at fair value in accordance with SFAS No. 133, and thus the carrying value is the fair value.

Mortgage Notes Payable

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated based primarily upon lender quotes for instruments with similar terms and maturities.

Lines of Credit Payable

Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value given the adjustable rate of these borrowings.

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	2008		2007
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$30,697	$30,697	$27,515	$27,515
2445 M Street note receivable	$7,331	$7,331	$—	$—
Interest rate hedge liability	$2,335	$2,335	$—	$—
Mortgage notes payable	$421,286	$408,089	$252,484	$249,911
Lines of credit payable	$67,000	$67,000	$192,500	$192,500
Notes payable	$902,900	$712,763	$879,123	$853,275

NOTE 10: RENTALS UNDER OPERATING LEASES

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2009	$213.2
2010	189.9
2011	153.2
2012	126.8
2013	104.5
Thereafter	181.1

$968.7

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.4 million, $0.3 million and $0.4 million in 2008, 2007 and 2006, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $31.6 million, $25.8 million and $18.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 11: COMMITTMENTS AND CONTINGENCIES

Development Commitments

At December 31, 2008 and 2007, we had various contracts outstanding with third parties in connection with our ongoing development projects. Remaining contractual commitments for development projects at December 31, 2008 were $13.4 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2008, we were contingently liable under an unused letter of credit in the amount of $4.0 million to ensure our acquisition of Landsdowne Medical Office Building, a building currently under construction, and unused letters of credit in the amounts of $885,000 and $815,000, related to our assumption of mortgage debt on Dulles Business Park and West Gude, respectively, to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $536,000 related to our development projects at Clayborne Apartments and Bennett Park, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

NOTE 12: SEGMENT INFORMATION

We have five reportable segments: office, medical office, retail, multifamily and industrial/flex properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2008	2007	2006
Office	42%	41%	39%
Medical office	15%	15%	12%
Retail	15%	16%	18%
Multifamily	13%	12%	14%
Industrial/Flex	15%	16%	17%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	December 31,
	2008	2007
Office	44%	42%
Medical office	16%	18%
Retail	12%	13%
Multifamily	14%	11%
Industrial/Flex	14%	16%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

The following table presents revenues and net operating income for the years ended December 31, 2008, 2007 and 2006 from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	2008
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$118,884	$43,594	$40,987	$37,858	$40,989	$—	$282,312
Real estate expenses	42,695	14,177	9,646	17,436	10,619	—	94,573

Net operating income	$76,189	$29,417	$31,341	$20,422	$30,370	$—	$187,739
Depreciation and amortization							(86,429)
Interest expense							(69,909)
General and administrative							(12,321)
Other income							1,073
Loss on extinguishment of debt, net							(4,956)
Gain from non-disposal activities							17
Income from discontinued operations							2,352
Gain on sale of real estate							15,275

Net income							$32,841

Capital expenditures	$15,594	$6,685	$3,075	$7,129	$4,789	$642	$37,914

Total assets	$951,764	$346,704	$230,917	$264,114	$268,689	$49,203	$2,111,391

	2007
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$102,623	$37,847	$41,512	$31,364	$39,386	$—	$252,732
Real estate expenses	34,858	11,651	8,921	13,462	9,522	—	78,414

Net operating income	$67,765	$26,196	$32,591	$17,902	$29,864	$—	$174,318
Depreciation and amortization							(69,136)
Interest expense							(61,906)
General and administrative							(15,099)
Other income							1,875
Gain from non-disposal activities							1,303
Income from discontinued operations							5,504
Gain on sale of real estate							25,022

Net income							$61,881

Capital expenditures	$25,401	$4,639	$2,757	$3,578	$4,747	$3,200	$44,322

Total assets	$771,450	$345,202	$230,851	$209,105	$289,227	$52,491	$1,898,326

	2006
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$80,020	$24,331	$37,263	$29,677	$34,649	$—	$205,940
Real estate expenses	26,804	7,064	7,983	11,788	8,154	—	61,793

Net operating income	$53,216	$17,267	$29,280	$17,889	$26,495	$—	$144,147
Depreciation and amortization							(50,340)
Interest expense							(47,265)
General and administrative							(12,622)
Other income							906
Income from discontinued operations							3,835

Net income							$38,661

Capital expenditures	$17,268	$1,126	$966	$13,290	$5,218	$1,666	$39,534

Total assets	$610,972	$224,642	$233,810	$159,720	$269,341	$32,780	$1,531,265

NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our financial data by quarter for 2008 and 2007 (in thousands, except for per share data):

	Quarter(1) (2)
	First	Second	Third	Fourth
2008:
Real estate rental revenue	$69,596	$68,992	$70,639	$73,085
Income from continuing operations	$(2,446)	$5,158	$5,613	$6,889
Net income	$(1,488)	$21,208	$5,879	$7,242
Income from continuing operations per share
Basic	$(0.05)	$0.11	$0.11	$0.13
Diluted	$(0.05)	$0.11	$0.11	$0.13
Net income per share
Basic	$(0.03)	$0.44	$0.12	$0.14
Diluted	$(0.03)	$0.44	$0.12	$0.14
2007:
Real estate rental revenue	$59,123	$62,521	$64,286	$66,802
Income from continuing operations	$9,496	$6,603	$7,772	$7,484
Net income	$10,712	$8,337	$34,390	$8,442
Income from continuing operations per share
Basic	$0.21	$0.15	$0.17	$0.16
Diluted	$0.21	$0.14	$0.17	$0.16
Net income per share
Basic	$0.24	$0.18	$0.74	$0.18
Diluted	$0.24	$0.18	$0.73	$0.18

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)

The prior quarter results have been restated to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

NOTE 14: SHAREHOLDERS’ EQUITY

During the second quarter of 2008, we completed a public offering of 2.6 million common shares priced at $34.80 per share, raising $86.7 million in net proceeds. We used the net proceeds from the offering to repay borrowings under our lines of credit. During the fourth quarter of 2008, we completed a public offering of 1.725 million common shares priced at $35.00 per share, raising $57.6 million in net proceeds. We used the net proceeds from the offering to repay borrowings under our lines of credit and for general corporate purposes.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of the our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. As of the end of 2008, we had issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. As of the end of 2008, 125,348 common shares were issued at a weighted average price of $32.75 per share, raising $4.1 million in net proceeds.

During the second quarter of 2007, we completed a public offering of 1.6 million common shares priced at $37.00 per share, raising $57.8 million in net proceeds. The net proceeds were used for the repayment of debt.

NOTE 15: SUBSEQUENT EVENTS

Subsequent to year end, WRIT executed repurchases totaling $19.5 million of face value of our 3.875% convertible notes at 80% to 84% of par.

On February 17, 2009, WRIT executed a mortgage note of $37.5 million at a fixed rate of 5.37% for a term of ten years, secured by the Kenmore Apartments property. The proceeds from the note were used to pay down borrowings under its lines of credit and to repurchase a portion of its 3.875% convertible notes.

Schedule III

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2008
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirement) since Acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2008	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$13,588,000	$892,000	$17,069,000	$17,961,000	$11,409,000	1960	May 1977	97,000		28 Years
51 Monroe Street	Maryland	$840,000	$10,869,000	$18,883,000	$840,000	$29,752,000	$30,592,000	$19,012,000	1975	Aug 1979	212,000		41 Years
515 King Street	Virginia	$4,102,000	$3,931,000	$4,768,000	$4,102,000	$8,699,000	$12,801,000	$3,185,000	1966	Jul 1992	73,000		50 Years
The Lexington Building	Maryland	$1,180,000	$1,262,000	$2,069,000	$1,180,000	$3,331,000	$4,511,000	$1,495,000	1970	Nov 1993	46,000		50 Years
The Saratoga Building	Maryland	$1,464,000	$1,554,000	$2,752,000	$1,464,000	$4,306,000	$5,770,000	$2,190,000	1977	Nov 1993	58,000		50 Years
Brandywine Center	Maryland	$718,000	$735,000	$1,597,000	$718,000	$2,332,000	$3,050,000	$1,130,000	1969	Nov 1993	36,000		50 Years
6110 Executive Boulevard	Maryland	$4,621,000	$11,926,000	$9,665,000	$4,621,000	$21,591,000	$26,212,000	$10,937,000	1971	Jan 1995	200,000		30 Years
1220 19th Street	Washington, DC	$7,803,000	$11,366,000	$3,997,000	$7,802,000	$15,364,000	$23,166,000	$6,940,000	1976	Nov 1995	101,000		30 Years
1600 Wilson Boulevard	Virginia	$6,661,000	$16,742,000	$10,764,000	$6,661,000	$27,506,000	$34,167,000	$9,460,000	1973	Oct 1997	166,000		30 Years
7900 Westpark Drive	Virginia	$12,049,000	$71,825,000	$28,993,000	$12,049,000	$100,818,000	$112,867,000	$36,608,000	1972/’86/’99	Nov 1997	525,000		30 Years
600 Jefferson Plaza	Maryland	$2,296,000	$12,188,000	$3,702,000	$2,296,000	$15,890,000	$18,186,000	$5,317,000	1985	May 1999	113,000		30 Years
1700 Research Boulevard	Maryland	$1,847,000	$11,105,000	$3,006,000	$1,847,000	$14,111,000	$15,958,000	$5,142,000	1982	May 1999	101,000		30 Years
Parklawn Plaza	Maryland	$714,000	$4,053,000	$1,030,000	$714,000	$5,083,000	$5,797,000	$1,756,000	1986	Nov 1999	40,000		30 Years
Wayne Plaza	Maryland	$1,564,000	$6,243,000	$7,307,000	$1,564,000	$13,550,000	$15,114,000	$3,496,000	1970	May 2000	92,000		30 Years
Courthouse Square	Virginia	0	$17,096,000	$3,429,000	0	$20,525,000	$20,525,000	$6,406,000	1979	Oct 2000	113,000		30 Years
One Central Plaza	Maryland	$5,480,000	$39,107,000	$9,747,000	$5,480,000	$48,854,000	$54,334,000	$14,391,000	1974	Apr 2001	266,000		30 Years
Atrium Building	Maryland	$3,182,000	$11,281,000	$2,257,000	$3,182,000	$13,538,000	$16,720,000	$3,971,000	1980	July 2002	80,000		30 Years
1776 G Street	Washington, DC	$31,500,000	$54,327,000	$1,877,000	$31,500,000	$56,204,000	$87,704,000	$12,477,000	1979	Aug 2003	263,000		30 Years
Albermarle Point	Virginia	$1,326,000	$18,211,000	$603,000	$1,326,000	$18,814,000	$20,140,000	$2,603,000	2001/03/’05	July 2005	89,000		30 Years
Dulles Station I	Virginia	$9,467,000	$1,225,000	$41,912,000	$9,467,000	$43,137,000	$52,604,000	$1,364,000	2007	Dec 2005	179,000		30 Years
Dulles Station II (f)	Virginia	$15,001,000	$494,000	$2,255,000	$15,001,000	$2,749,000	$17,750,000	0	n/a	Dec 2005	0		n/a
West Gude (a)	Maryland	$11,580,000	$43,240,000	$4,804,000	$11,580,000	$48,044,000	$59,624,000	$4,916,000	1984/86/88	Aug 2006	276,000		30 Years
The Crescent (a)	Maryland	$2,060,000	$9,451,000	$303,000	$2,061,000	$9,753,000	$11,814,000	$880,000	1989	Aug 2006	49,000		30 Years
The Ridges (a)	Maryland	$4,058,000	$19,207,000	$406,000	$4,058,000	$19,613,000	$23,671,000	$1,869,000	1990	Aug 2006	104,000		30 Years
6565 Arlington Boulevard	Virginia	$5,584,000	$23,195,000	$1,397,000	$5,584,000	$24,592,000	$30,176,000	$2,424,000	1967	Aug 2006	140,000		30 Years
Monument II	Virginia	$10,244,000	$65,205,000	$521,000	$10,244,000	$65,726,000	$75,970,000	$4,804,000	2000	Mar 2007	205,000		30 Years
Woodholme Center	Maryland	$2,194,000	$16,711,000	$321,000	$2,194,000	$17,032,000	$19,226,000	$1,097,000	1989	Jun 2007	74,000		30 Years
2000 M Street	Washington, DC	0	$61,101,000	$1,743,000	0	$62,844,000	$62,844,000	$2,741,000	1971	Dec 2007	227,000		30 Years
2445 M Street (a)	Washington, DC	$46,887,000	$106,743,000	$(7,000)	$46,887,000	$106,736,000	$153,623,000	$189,000	1986	Dec 2008	287,000		30 Years

		$195,314,000	$653,874,000	$183,689,000	$195,314,000	$837,563,000	$1,032,877,000	$178,209,000			4,212,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$3,204,000	$2,563,000	$15,664,000	$18,227,000	$5,121,000	1984	Nov 1998	72,000		30 Years
Woodburn Medical Park II	Virginia	$2,632,000	$17,574,000	$2,055,000	$2,632,000	$19,629,000	$22,261,000	$6,465,000	1988	Nov 1998	96,000		30 Years
8501 Arlington Boulevard (a)	Virginia	$2,071,000	$26,317,000	$274,000	$2,071,000	$26,591,000	$28,662,000	$5,084,000	2000	Oct 2003	92,000		30 Years
8503 Arlington Boulevard (a)	Virginia	$1,598,000	$25,850,000	$127,000	$1,598,000	$25,977,000	$27,575,000	$4,910,000	2001	Oct 2003	88,000		30 Years
8505 Arlington Boulevard (a)	Virginia	$2,819,000	$19,680,000	$145,000	$2,819,000	$19,825,000	$22,644,000	$3,788,000	2002	Oct 2003	75,000		30 Years
Shady Grove Medical II (a)	Maryland	$1,995,000	$16,601,000	$55,000	$1,995,000	$16,656,000	$18,651,000	$2,605,000	1999	Aug 2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	$1,251,000	$6,589,000	$698,000	$1,251,000	$7,287,000	$8,538,000	$1,247,000	1965	Oct 2004	49,000		30 Years
Alexandria Professional Center	Virginia	$6,783,000	$19,676,000	$1,845,000	$6,783,000	$21,521,000	$28,304,000	$2,122,000	1968	Apr 2006	112,000		30 Years
9707 Medical Center Drive (a)	Maryland	$3,069,000	$11,777,000	$515,000	$3,069,000	$12,292,000	$15,361,000	$1,333,000	1994	Apr 2006	38,000		30 Years
15001 Shady Grove Road	Maryland	$4,094,000	$16,410,000	$611,000	$4,094,000	$17,021,000	$21,115,000	$1,767,000	1999	Apr 2006	51,000		30 Years
15005 Shady Grove Road (a)	Maryland	$4,186,000	$17,548,000	$121,000	$4,186,000	$17,669,000	$21,855,000	$1,605,000	2002	Jul 2006	52,000		30 Years
Plumtree Medical Center (a)	Maryland	$1,723,000	$5,749,000	$509,000	$1,723,000	$6,258,000	$7,981,000	$612,000	1991	Jun 2006	33,000		30 Years
2440 M Street	Washington, DC	$12,500,000	$37,321,000	$2,169,000	$12,500,000	$39,490,000	$51,990,000	$3,049,000	1986/06	Mar 2007	110,000		30 Years
Woodholme Medical Center (a)	Maryland	$3,744,000	$24,587,000	$853,000	$3,744,000	$25,440,000	$29,184,000	$1,705,000	1996	Jun 2007	125,000		30 Years
Ashburn Farm Professional Cntr (a)	Virginia	$3,770,000	$19,200,000	$484,000	$3,770,000	$19,684,000	$23,454,000	$1,210,000	1998/00/02	Jun 2007	75,000		30 Years
CentreMed I & II	Virginia	$2,062,000	$12,506,000	$702,000	$2,062,000	$13,208,000	$15,270,000	$676,000	1998	Aug 2007	51,000		30 Years
4661 Kenmore Avenue (f)	Virginia	$3,764,000	0	$1,029,000	$4,793,000		$4,793,000	0	n/a	Aug 2007	0		n/a
Sterling Medical Office Bldg	Virginia	$970,000	$5,274,000	$337,000	$970,000	$5,611,000	$6,581,000	$169,000	1986	May 2008	36,000		30 Years

		$61,594,000	$295,119,000	$15,733,000	$62,623,000	$309,823,000	$372,446,000	$43,468,000			1,221,000

Schedule III (continued)

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2008
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirement) since Acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2008	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$95,000	$415,000	$1,179,000	$1,594,000	$1,062,000	1962	Jul 1963	51,000		50 Years
Westminster	Maryland	$519,000	$1,775,000	$9,392,000	$519,000	$11,167,000	$11,686,000	$4,563,000	1969	Sep 1972	150,000		37 Years
Concord Centre	Virginia	$413,000	$850,000	$3,278,000	$413,000	$4,128,000	$4,541,000	$2,593,000	1960	Dec 1973	76,000		33 Years
Wheaton Park	Maryland	$796,000	$857,000	$4,047,000	$796,000	$4,904,000	$5,700,000	$2,573,000	1967	Sep 1977	72,000		50 Years
Bradlee	Virginia	$4,152,000	$5,383,000	$7,762,000	$4,152,000	$13,145,000	$17,297,000	$7,516,000	1955	Dec 1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	$1,549,000	$4,304,000	$4,171,000	$1,549,000	$8,475,000	$10,024,000	$4,432,000	1975	Sep 1985	49,000		50 Years
Montgomery Village Center	Maryland	$11,625,000	$9,105,000	$2,174,000	$11,625,000	$11,279,000	$22,904,000	$3,891,000	1969	Dec 1992	198,000		50 Years
Shoppes of Foxchase	Virginia	$5,838,000	$2,979,000	$12,922,000	$5,838,000	$15,901,000	$21,739,000	$2,508,000	1960	Jun 1994	134,000		50 Years
Frederick County Square	Maryland	$6,561,000	$6,830,000	$2,384,000	$6,561,000	$9,214,000	$15,775,000	$4,487,000	1973	Aug 1995	227,000		30 Years
800 S. Washington Street	Virginia	$2,904,000	$5,489,000	$5,352,000	$2,904,000	$10,841,000	$13,745,000	$1,880,000	1951/’55/’59/’90	Jun 1998	47,000		30 Years
Centre at Hagerstown	Maryland	$13,029,000	$25,415,000	$433,000	$13,029,000	$25,848,000	$38,877,000	$5,969,000	2000	Jun 2002	332,000		30 Years
Frederick Crossing (a)	Maryland	$12,759,000	$35,477,000	$650,000	$12,759,000	$36,127,000	$48,886,000	$5,085,000	1999-2003	Mar 2005	295,000		30 Years
Randolph Shopping Center	Maryland	$4,928,000	$13,025,000	$686,000	$4,928,000	$13,711,000	$18,639,000	$1,426,000	1972	May 2006	82,000		30 Years
Montrose Shopping Center	Maryland	$11,612,000	$22,410,000	$1,708,000	$11,612,000	$24,118,000	$35,730,000	$2,294,000	1970	May 2006	147,000		30 Years

		$77,100,000	$134,983,000	$55,054,000	$77,100,000	$190,037,000	$267,137,000	$50,279,000			2,028,000

Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$7,388,000	$420,000	$10,066,000	$10,486,000	$7,084,000	1951	Jan 1963	177,000	307	30 Years
Roosevelt Towers (a)	Virginia	$336,000	$1,996,000	$8,620,000	$336,000	$10,616,000	$10,952,000	$5,296,000	1964	May 1965	168,000	190	40 Years
Country Club Towers (a)	Virginia	$299,000	$2,562,000	$12,932,000	$299,000	$15,494,000	$15,793,000	$6,549,000	1965	Jul 1969	159,000	227	35 Years
Park Adams (a)	Virginia	$287,000	$1,654,000	$7,523,000	$287,000	$9,177,000	$9,464,000	$5,519,000	1959	Jan 1969	172,000	200	35 Years
Munson Hill Towers (a)	Virginia	$322,000	$3,337,000	$13,268,000	$322,000	$16,605,000	$16,927,000	$9,436,000	1963	Jan 1970	259,000	279	33 Years
The Ashby at McLean (a)	Virginia	$4,356,000	$17,102,000	$12,749,000	$4,356,000	$29,851,000	$34,207,000	$12,387,000	1982	Aug 1996	252,000	250	30 Years
Walker House Apartments (a)	Maryland	$2,851,000	$7,946,000	$5,641,000	$2,851,000	$13,587,000	$16,438,000	$6,047,000	1971/03	Mar 1996	159,000	212	30 Years
Bethesda Hill Apartments (a)	Maryland	$3,900,000	$13,412,000	$10,824,000	$3,900,000	$24,236,000	$28,136,000	$8,536,000	1986	Nov 1997	226,000	194	30 Years
Avondale	Maryland	$3,460,000	$9,244,000	$4,524,000	$3,460,000	$13,768,000	$17,228,000	$4,701,000	1987	Sep 1999	170,000	236	30 Years
Bennett Park	Virginia	$2,861,000	$917,000	$77,873,000	$4,774,000	$76,877,000	$81,651,000	$4,732,000	2007	Feb 2001	269,000	224	28 Years
The Clayborne	Virginia	$269,000	0	$30,118,000	$699,000	$29,688,000	$30,387,000	$1,678,000	2008	Jun 2003	92,000	74	26 Years
The Kenmore	Washington, DC	$28,222,000	$33,955,000	$102,000	$28,222,000	$34,057,000	$62,279,000	$392,000	1948	Sep 2008	264,000	374	30 Years

		$47,583,000	$94,803,000	$191,562,000	$49,926,000	$284,022,000	$333,948,000	$72,357,000			2,367,000	2,767

Schedule III (continued)

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2008
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirement) since Acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2008	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$1,231,000	$950,000	$4,548,000	$5,498,000	$2,277,000	1980	Sep 1985	104,000		50 Years
Charleston Business Center	Maryland	$2,045,000	$2,091,000	$798,000	$2,045,000	$2,889,000	$4,934,000	$1,053,000	1973	Nov 1993	85,000		50 Years
Tech 100 Industrial Park	Maryland	$2,086,000	$4,744,000	$2,277,000	$2,086,000	$7,021,000	$9,107,000	$3,168,000	1990	May 1995	166,000		30 Years
Crossroads Distribution Center	Maryland	$894,000	$1,946,000	$915,000	$894,000	$2,861,000	$3,755,000	$1,286,000	1987	Dec 1995	85,000		30 Years
The Alban Business Center	Virginia	$878,000	$3,298,000	$692,000	$878,000	$3,990,000	$4,868,000	$1,819,000	1981/’82	Oct 1996	87,000		30 Years
Ammendale Technology Park I	Maryland	$1,335,000	$6,466,000	$2,163,000	$1,335,000	$8,629,000	$9,964,000	$3,700,000	1985	Feb 1997	167,000		30 Years
Ammendale Technology Park II	Maryland	$862,000	$4,996,000	$1,972,000	$862,000	$6,968,000	$7,830,000	$2,824,000	1986	Feb 1997	109,000		30 Years
Pickett Industrial Park	Virginia	$3,300,000	$4,920,000	$1,671,000	$3,300,000	$6,591,000	$9,891,000	$2,629,000	1973	Oct 1997	246,000		30 Years
Northern Virginia Industrial Park	Virginia	$4,971,000	$25,670,000	$10,790,000	$4,971,000	$36,460,000	$41,431,000	$14,839,000	1968/91	May 1998	787,000		30 Years
8900 Telegraph Road	Virginia	$372,000	$1,489,000	$160,000	$372,000	$1,649,000	$2,021,000	$661,000	1985	Sep 1998	32,000		30 Years
Dulles South IV	Virginia	$913,000	$5,997,000	$1,445,000	$913,000	$7,442,000	$8,355,000	$2,192,000	1988	Jan 1999	83,000		30 Years
Sully Square	Virginia	$1,052,000	$6,506,000	$1,160,000	$1,052,000	$7,666,000	$8,718,000	$2,334,000	1986	Apr 1999	95,000		30 Years
Amvax	Maryland	$246,000	$1,987,000	$(2,000)	$246,000	$1,985,000	$2,231,000	$615,000	1986	Sep 1999	31,000		30 Years
Fullerton Industrial Center	Virginia	$2,465,000	$8,397,000	$654,000	$2,465,000	$9,051,000	$11,516,000	$1,871,000	1980/82	Jan 2003	137,000		30 Years
8880 Gorman Road	Maryland	$1,771,000	$9,230,000	$322,000	$1,771,000	$9,552,000	$11,323,000	$1,510,000	2000	Mar 2004	141,000		30 Years
Dulles Business Park (a)	Virginia	$6,085,000	$50,504,000	$2,177,000	$6,085,000	$52,681,000	$58,766,000	$8,606,000	1999/04/05	Dec 04/Apr 05	324,000		30 Years
Albemarle Point Place	Virginia	$6,159,000	$40,154,000	$449,000	$6,159,000	$40,603,000	$46,762,000	$5,444,000	2001/03/05	Jul 2005	207,000		30 Years
Hampton	Maryland	$7,048,000	$16,223,000	$791,000	$7,048,000	$17,014,000	$24,062,000	$2,095,000	1989/05	Feb 2006	300,000		30 Years
9950 Business Parkway	Maryland	$2,035,000	$9,236,000	$272,000	$2,035,000	$9,508,000	$11,543,000	$1,029,000	2005	May 2006	102,000		30 Years
270 Technology Park	Maryland	$4,704,000	$21,115,000	$152,000	$4,704,000	$21,267,000	$25,971,000	$1,786,000	1986/87	Feb 2007	157,000		30 Years
6100 Columbia Park Drive	Maryland	$4,724,000	$5,519,000	$737,000	$4,724,000	$6,256,000	$10,980,000	$190,000	1969	Feb 2008	150,000		30 Years

		$54,895,000	$233,805,000	$30,826,000	$54,895,000	$264,631,000	$319,526,000	$61,928,000			3,595,000

Total		$436,486,000	$1,412,584,000	$476,864,000	$439,858,000	$1,886,076,000	$2,325,934,000	$406,241,000			13,423,000	2,767

Notes

a)	At December 31, 2008, our properties were encumbered by non-recourse mortgage amounts as follows: $32,815,000 on West Gude Drive, $22,277,000 on The Ridges and The Crescent, $91,830,000 on 2445 M Street, $45,811,000 on Prosperity Medical Center, $9,992,000 on Shady Grove Medical Village, $5,278,000 on 9707 Medical Center Drive, $8,468,000 on 15005 Shady Grove Road, $4,684,000 on Plum Tree Medical Center, $20,897,000 on Woodholme Medical Center, $5,291,000 on Ashburn Farm Office Park II, $23,304,000 on Frederick Crossing, $8,360,000 on Roosevelt Towers, $7,755,000 on Country Club Towers, $9,625,000 on Park Adams, $10,560,000 on Munson Hill Towers, $13,700,000 on the Ashby, $35,399,000 on 3801 Connecticut Avenue, $16,531,000 on Walker House, $29,099,000 on Bethesda Hill and $19,610,000 on Dulles Business Park.

b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the relative fair values.

c)	At December 31, 2008, total land, buildings and improvements costs are $2,457,152,000 for federal income tax purposes.

d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e)	Multifamily properties are presented in gross square feet.

f)	As of December 31, 2008, WRIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station Phase II). WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future medical office development. Additionally, WRIT had investments in various smaller development or redevelopment projects. The total land value not yet placed in service of our development projects at December 31, 2008 was $19.8 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006:

(In Thousands)	2008	2007	2006
Real estate assets
Balance, beginning of period	$2,092,761	$1,716,457	$1,309,160
Additions - property acquisitions*	219,380	313,355	295,853
- improvements*	44,900	106,298	111,784
Deductions - write-off of disposed assets	(1,004)	(454)	(340)
Deductions - property sales	(30,103)	(42,895)	—

Balance, end of period	$2,325,934	$2,092,761	$1,716,457

Accumulated depreciation
Balance, beginning of period	$338,468	$290,003	$240,153
Additions - depreciation	75,254	62,274	50,190
Deductions - write-off of disposed assets	(1,004)	(454)	(340)
Deductions - property sales	(6,477)	(13,355)	—

Balance, end of period	$406,241	$338,468	$290,003

*	Includes non-cash accruals for capital items and assumed mortgages.