Form 10-Q
period 2009-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2009-05-08
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Registrant's telephone number, including area code: (301) 984-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of May 6, 2009, 58,250,386 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders' Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2008 included in WRIT's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited) March 31, 2009	December 31, 2008(1)
Assets
Land	$414,531	$414,531
Income producing property	1,870,493	1,866,221

	2,285,024	2,280,752
Accumulated depreciation and amortization	(420,279)	(400,487)

Net income producing property	1,864,745	1,880,265
Development in progress	23,678	23,732

Total real estate held for investment, net	1,888,423	1,903,997
Investment in real estate sold or held for sale, net	16,401	16,408
Cash and cash equivalents	9,685	11,874
Restricted cash	19,343	18,823
Rents and other receivables, net of allowance for doubtful accounts of $7,489 and $6,278, respectively	47,411	45,244
Prepaid expenses and other assets	105,615	112,599
Other assets related to properties sold or held for sale	295	462

Total assets	$2,087,173	$2,109,407

Liabilities
Notes payable	$845,364	$890,679
Mortgage notes payable	458,084	421,286
Lines of credit	48,000	67,000
Accounts payable and other liabilities	71,587	70,569
Advance rents	9,100	9,001
Tenant security deposits	10,199	10,237
Other liabilities related to properties sold or held for sale	207	210

Total liabilities	1,442,541	1,468,982

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
53,000 and 52,434 shares issued and outstanding, respectively	531	526
Additional paid in capital	793,441	777,375
Distributions in excess of net income	(151,172)	(138,936)
Accumulated other comprehensive income (loss)	(1,963)	(2,335)

Total shareholders’ equity	640,837	636,630
Noncontrolling interests in subsidiaries	3,795	3,795

Total equity	644,632	640,425

Total liabilities and shareholders’ equity	$2,087,173	$2,109,407

(1)	As adjusted (see note 2 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue
Real estate rental revenue	$77,860	$69,346
Expenses
Real estate expenses	27,404	22,678
Depreciation and amortization	23,275	20,333
General and administrative	3,182	3,023

	53,861	46,034

Real estate operating income	23,999	23,312

Other income (expense)
Interest expense	(19,681)	(18,900)
Other income	320	238
Gain (loss) on extinguishment of debt	5,845	(8,449)

	(13,516)	(27,111)

Income from continuing operations	10,483	(3,799)

Discontinued operations:
Income from operations of properties held for sale	417	1,132

Net income	10,900	(2,667)
Less: Net income attributable to noncontrolling interests in subsidiaries	(49)	(57)

Net income attributable to the controlling interests	$10,851	$(2,724)

Basic net income attributable to the controlling interests per share
Continuing operations	$0.20	$(0.08)
Discontinued operations	—	0.02

Net income attributable to the controlling interests per share	$0.20	$(0.06)

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.20	$(0.08)
Discontinued operations	—	0.02

Net income attributable to the controlling interests per share	$0.20	$(0.06)

Weighted average shares outstanding – basic	52,914	46,623

Weighted average shares outstanding – diluted	52,915	46,623

Dividends declared and paid per share	$0.4325	$0.4225

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interest	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2008	52,434	$526	$777,375	$(138,936)	$(2,335)	$636,630	$3,795	$640,425
Comprehensive income:
Net income attributable to the controlling interest	—	—	—	10,851		10,851	—	10,851
Net income attributable to noncontrolling interests	—	—	—	—	—	—	49	49
Change in fair value of interest rate hedge	—	—	—		372	372		372

Total comprehensive income						11,223	49	11,272
Distributions to noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Dividends	—	—	—	(23,087)	—	(23,087)	—	(23,087)
Issuance of common shares, net of issuance costs	558	5	14,627	—	—	14,632	—	14,632
Share grants, net of share grant amortization and forfeitures	8	—	1,439	—	—	1,439	—	1,439

Balance, March 31, 2009	53,000	$531	$793,441	$(151,172)	$(1,963)	$640,837	$3,795	$644,632

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$10,900	$(2,667)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,302	20,525
Provision for losses on accounts receivable	1,759	808
Amortization of share grants, net	577	506
Amortization of debt premiums, discounts and related financing costs	2,043	1,965
Loss (gain) on extinguishment of debt, net	(5,845)	8,449
Changes in operating other assets	(999)	(5,602)
Changes in operating other liabilities	2,256	(1,684)

Net cash provided by operating activities	33,993	22,300

Cash flows from investing activities
Real estate acquisitions, net	—	(9,319)
Capital improvements to real estate	(4,447)	(5,321)
Development in progress	(603)	(9,362)
Non-real estate capital improvements	(74)	(43)

Net cash used in investing activities	(5,124)	(24,045)

Cash flows from financing activities
Line of credit borrowings	24,000	—
Line of credit repayments	(43,000)	(18,000)
Dividends paid	(23,087)	(19,756)
Distributions to noncontrolling interests	(49)	(47)
Proceeds from equity offerings under dividend reinvestment program	—	1,051
Proceeds from mortgage notes payable	37,500	—
Principal payments – mortgage notes payable	(875)	(944)
Proceeds from debt offering	—	100,000
Financing costs	(237)	(458)
Net proceeds from equity offerings	14,632	—
Notes payable repayments, including penalties for early extinguishment	(39,942)	(68,815)
Net proceeds from exercise of share options	—	84

Net cash provided by financing activities	(31,058)	(6,885)

Net increase (decrease) in cash and cash equivalents	(2,189)	(8,630)
Cash and cash equivalents at beginning of year	11,874	21,488

Cash and cash equivalents at end of year	$9,685	$12,858

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$17,842	$17,813

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold during the three month periods ended March 31, 2009 and 2008. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the three month periods ended March 31, 2009 and 2008.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Within these notes to the financial statements, we refer to the three months ended March 31, 2009 and March 31, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it was probable to being recognized at the time of acquisition, disallowing the capitalization of pre-acquisition and transaction costs, and delaying when restructuring related to acquisitions can be recognized. We adopted the standard for the fiscal year beginning January 1, 2009, and the new standard impacts the accounting for acquisitions we make after our adoption. Upon adoption of this pronouncement, we wrote off to general and administrative expense $0.1 million of previously capitalized pre-acquisition costs. The impact of this pronouncement on our financial statements is dependent on the volume of our acquisition activity in 2009 and beyond. We currently expect the most significant impact of this statement to be the treatment of transaction costs, which are expensed as a period cost due to the adoption of this statement.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered a component of total equity and should be reported as an element of consolidated equity. Net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. We adopted the standard effective for the fiscal year beginning January 1, 2009. The statement required us to change the presentation of minority interests on our financial statements. The statement required retrospective application, and has been applied to all periods presented in these consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (a) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (b) information about the volume of derivative activity, (c) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (d) disclosures about credit risk-related contingent features in derivative agreements. We adopted FAS 161 effective for the fiscal year beginning January 1, 2009. This statement required us to provide expanded disclosures of our interest rate hedge contract and to present certain disclosure in tabular format (See note 2 to the consolidated financial statements).

On May 9, 2008, the FASB issued FASB Staff Position APB14-1 (“FSP 14-1”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance significantly impacted the accounting of our convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. We adopted the FSP 14-1 effective for the fiscal year beginning January 1, 2009. FSP 14-1 required retrospective application, and has been applied to all periods presented in these consolidated financial statements. See notes 6 and 10 to the consolidated financial statements for disclosure of the impact of the adoption of this pronouncement.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (the “dividend rights FSP”). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by proscribing that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. We adopted the dividend rights FSP effective for the fiscal year beginning January 1, 2009. The dividend rights FSP required retrospective application, and has been applied to all periods presented in these consolidated financial statements. The adoption of the dividend rights FSP did not have a material impact on our EPS calculation.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends FAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). The FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our financial statements. However, starting in 2009 we will apply FAS 157 as a part of our fair value allocation to any properties acquired.

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

Included in our accounts receivable balance as of March 31, 2009 and December 31, 2008, are notes receivable balances of $8.9 million and $8.6 million, respectively.

Noncontrolling Interests in Subsidiaries

We entered into an operating partnership agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property in May 1998. This resulted in a noncontrolling ownership interest in this property based upon defined company ownership units at the date of purchase. The operating partnership agreement was amended and restated in 2002 resulting in a reduced noncontrolling ownership percentage interest. We account for this activity by applying the noncontrolling owner’s percentage ownership interest to the net income of the property and reporting such amount in our net income attributable to noncontrolling interests.

In August 2007 we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in our operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase.

Net income from noncontrolling interests was $48,900 and $57,300 for the 2009 and 2008 Quarters, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income (loss) attributable to the controlling interests from continuing operations was $10.4 million and ($3.9 million) for the 2009 and 2008 Quarters, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the 2009 and 2008 Quarters, and are not included in our earnings per share calculations.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of March 31, 2009 and December 31, 2008, deferred financing costs of $20.6 million and $21.3 million, respectively, net of accumulated amortization of $9.5 million and $9.0 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense for properties classified as continuing operations totaled $0.9 million for the 2009 Quarter and $1.0 million for the 2008 Quarter.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of March 31, 2009 and December 31, 2008, deferred leasing costs of $31.5 million and $31.3 million, respectively, net of accumulated amortization of $10.9 million and $10.4 million, were included in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $1.1 million for the 2009 Quarter and $0.8 million for the 2008 Quarter.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $18.8 million for the 2009 Quarter and $16.6 million for the 2008 Quarter. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million for the 2009 Quarter and $0.8 million for the 2008 Quarter. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with FAS 157. There were no property impairments recognized during the 2009 and 2008 Quarters.

Effective January 1, 2009, we record real estate acquisitions as business combinations in accordance with SFAS No. 141(R), Business Combinations. Acquired or assumed assets, including physical assets and in-place leases, and liabilities are recorded based on their fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. The estimated fair values of the assets and liabilities are determined in accordance with FAS 157. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of March 31, 2009 or December 31, 2008.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$40.9	$17.5	$23.4	$40.9	$16.1	$24.8
Leasing commissions/absorption costs	$50.6	$18.2	$32.4	$50.7	$16.3	$34.4
Below-market ground lease asset	$12.1	$0.2	$11.9	$12.1	$0.2	$11.9
Net lease intangible assets	$9.8	$5.7	$4.1	$9.8	$5.4	$4.4
Net lease intangible liabilities	$32.9	$11.6	$21.3	$33.0	$10.3	$22.7

Amortization of these components combined was $2.5 million for the 2009 Quarter and $2.3 million for the 2008 Quarter.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria specified by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Emerging Issues Task Force Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. These include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at March 31, 2009 and December 31, 2008 consisted of $19.3 million and $18.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities we had at March 31, 2009 and December 31, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and an interest rate hedge contract. Our valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31, 2009				December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$0.7	$—	$0.7	$—	$0.6	$—	$0.6	$—
Liabilities:
Derivative	$2.0	$—	$2.0	$—	$2.3	$—	$2.3	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 6 for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The hedge was deemed effective for the 2009 and 2008 Quarters.

The fair value and balance sheet location of the interest rate swap as of March 31, 2009 and December 31, 2008, is as follows (in millions):

	March 31, 2009	December 31, 2008
	Fair Value	Fair Value
Accounts payable and other liabilities	$2.0	$2.3

The interest rate swap has been effective since inception. The gain or loss on this effective swap is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended March 31,
	2009	2008
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.4	$(1.2)

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

Under the plans above, officer and non-officer employee share grants vesting over five years vest in annual installments commencing one year after the date of grant, and share grants vesting over three years vest 25% from date of grant in years one and two and 50% in year three. Officer performance share units, granted under an amendment to the Share Grant Plan, cliff vest at the end of a three year performance period. Trustee share grants are fully vested immediately upon date of share grant and are restricted from transferability for the period of the trustee’s service.

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

Compensation expense is recognized for share grants over the vesting period equal to the fair market value of the shares on the date of grant. Compensation cost for restricted performance share units is initially measured at fair value at the issuance date as payouts are probable, is remeasured at subsequent reporting dates until all award conditions are established and a grant date has occurred, and is amortized to expense over the service period. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant. The unvested portion of officer and non-officer employee share grants is recognized in compensation cost over the vesting period. Compensation cost for awards with market conditions is based on the grant date, as determined using a Monte Carlo simulation, and recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

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

Earnings per Common Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. “Basic earnings per share” excludes dilution and is computed by dividing net income attributable to the controlling interest by the weighted-average number of common shares outstanding for the period. During 2009, we adopted FSP EITF 03-6-1, which prescribed that unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents be included in the computation of earnings per share pursuant to the two-class method. Our unvested restricted share awards have non-forfeitable rights to dividends. Pursuant to FSP EITF 03-6-1, our unvested restricted share awards are considered participating securities and are included in the computation of our basic and diluted earnings per share if the effect of applying the if-converted method is dilutive. Other sources of potentially dilutive common shares are our operating partnership units, performance share units and senior convertible notes. These were not dilutive for the 2009 and 2008 Quarters, respectively.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$10,483	52,914	$0.20
Less: Net income attributable to noncontrolling interests	(49)		—
Allocation of undistributed earnings to unvested restricted share awards and units	(127)		—

Income from continuing operations attributable to the controlling interest	10,307	52,914	$0.20

Income from discontinued operations	417	52,914	—

Net income attributable to the controlling interest	10,724	52,914	0.20
Effect of dilutive securities:
Employee stock options	—	1
Diluted earnings:

Net income attributable to the controlling interest	$10,724	52,915	$0.20

	Quarter Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Loss from continuing operations	$(3,799)	46,623	$(0.08)
Less: Net income attributable to noncontrolling interests	(57)		—
Allocation of undistributed losses to unvested restricted share awards and units	33		—

Income (loss) from continuing operations attributable to the controlling interest	(3,823)	46,623	$(0.08)

Income from discontinued operations	1,132	46,623	0.02

Net income attributable to the controlling interest	(2,691)	46,623	(0.06)
Effect of dilutive securities[1]:
Employee stock options	—	—
Diluted earnings:

Net income attributable to the controlling interest	$(2,691)	46,623	$(0.06)

[1]

The 2008 Quarter had a loss from continuing operations. Therefore, the diluted earnings per share did not assume the exercise of 95,000 potentially dilutive employee stock options, as the impact would have been antidilutive.

Accounting for Uncertainty in Income Taxes

FASB Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes how we should recognize, measure and present our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement.

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $2.0 million and $2.3 million as of March 31, 2009 and December 31, 2008, respectively, to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2009	December 31, 2008
Office	$1,016,939	$1,014,771
Medical office	368,169	367,651
Retail	267,002	266,897
Multifamily	317,418	316,837
Industrial/flex	315,496	314,596

	$2,285,024	$2,280,752

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties that were recently in development in our office and multifamily segments. In the office segment, Dulles Station, Phase I was placed into service during the third quarter of 2008. Dulles Station, Phase II remains in development. In the multifamily segment, Bennett Park was substantially completed in fourth quarter of 2007, and the Clayborne Apartments were substantially completed in the first quarter of 2008. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development is as follows (in thousands):

	March 31, 2009	December 31, 2008
Office	$18,405	$18,453
Medical office	4,923	4,815
Retail	268	239
Multifamily	82	225
Industrial/flex	—	—

	$23,678	$23,732

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include general purpose office, medical office, retail, multifamily and industrial. All segments are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements. Because the properties are located in the Washington metro region, we are subject to a concentration of credit risk related to these properties.

As of March 31, 2009, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

WRIT did not acquire any properties during the 2009 Quarter.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We have two properties classified as held for sale as follows (in thousands):

	March 31, 2009	December 31, 2008
Multifamily	$17,244	$17,228
Industrial	4,934	4,934

Less accumulated depreciation	(5,777)	(5,754)

	$16,401	$16,408

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

In September 2008, Avondale, a multifamily property, met the criteria specified in SFAS No. 144 necessary for classification as held for sale and met the criteria specified in EITF 03-13 requiring reporting as discontinued operations. In March, 2009, Charleston Business Center, an industrial property, met the criteria specified in SFAS No. 144 necessary for classification as held for sale and met the criteria specified in EITF 03-13 requiring reporting as discontinued operations. Senior management has committed to, and actively embarked upon, plans to sell the assets, and the sales are expected to be completed within one year under terms usual and customary for such sales, with no indication that the plans will be significantly altered or abandoned. Depreciation on these properties has been discontinued as of the date they were classified as held for sale, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended March 31,
	2009	2008
Revenues	$928	$2,030
Property expenses	(484)	(705)
Depreciation and amortization	(27)	(193)

	$417	$1,132

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended March 31,
Property	Segment	2009	2008
Sullyfield Center	Industrial	$—	$596
The Earhart Building	Industrial	—	251
Avondale	Multifamily	312	111
Charleston	Industrial	105	174

		$417	$1,132

NOTE 4: MORTGAGE NOTES PAYABLE

	(in thousands)
	March 31, 2009	December 31, 2008
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full.	$50,000	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	45,654	45,811

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,914	9,992

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,451	19,610

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	23,175	23,304

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,240	5,278

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,663	4,684

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,428	8,468

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	32,651	32,815

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,177	22,277

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,820	20,897

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,238	5,291

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029

On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	92,144	91,830

On February 17, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	37,500	—

	$458,084	$421,286

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $727.3 million and $666.0 million at March 31, 2009 and December 31, 2008, respectively. Scheduled principal payments for the remaining nine months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

Principal Payments
2009	$53,207
2010	25,933
2011	13,349
2012	21,362
2013	106,630
Thereafter	245,535

466,016
Net discounts/premiums	(7,932)

Total	$458,084

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2009, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had no balance outstanding as of March 31, 2009 related to Credit Facility No. 1, and $5.4 million in letters of credit issued, with $69.6 million unused and available for subsequent acquisitions or capital improvements. We had no balance outstanding under this facility at December 31, 2008. There were no new advances under this facility during the 2009 Quarter.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June, 2011. Interest only payments are due and payable generally on a monthly basis. We had no interest due during the 2009 Quarter. For the 2008 Quarter, we recognized interest expense (excluding facility fees) of $0.8 million, representing an average interest rate of 5.21%.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 and 2008 Quarters, we incurred facility fees of $28,125 and $17,900, respectively.

Credit Facility No. 2

We had $48.0 million outstanding as of March 31, 2009 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $213.1 million unused and available for subsequent acquisitions or capital improvements. $67.0 million was outstanding under this facility at December 31, 2008. During the 2009 Quarter, we borrowed $24.0 million to fund a repurchase of convertible debt. We repaid $43.0 million of gross borrowing during the 2009 Quarter with proceeds from the January 2009 equity issuance and the Kenmore mortgage note.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in November, 2010. Interest only payments are due and payable generally on a monthly basis. For the 2009 and 2008 Quarters, we recognized interest expense (excluding facility fees) of $0.1 million and $1.6 million, representing an average interest rate of 0.92% and 5.16%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $262.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 and 2008 Quarters, we incurred facility fees of $97,800 and $93,100, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of March 31, 2009.

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

On September 11, 2006, we issued $100.0 million of 3.875% convertible notes due September 15, 2026. On September 22, 2006, we issued an additional $10.0 million of the 3.875% convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 99.5% of par. The adoption of FSP 14-1 (see Note 2 to the consolidated financial statements) resulted in a discount on the 3.875% convertible notes that is amortized as an increase to interest expense over the expected life of the debt. This increases the effective interest rate on the 3.875% convertible notes to 5.875%. Our total proceeds, net of underwriting fees, were $106.7 million. We used the proceeds of these notes to repay borrowings under our lines of credit and to fund general corporate purposes.

On January 22, 2007, we issued an additional $135.0 million of the 3.875% convertible notes due September 15, 2026. On January 30, 2007, we issued an additional $15.0 million of the 3.875% convertible notes due September 15, 2026, upon the exercise by the underwriter of an over-allotment option granted by WRIT. The notes were issued at 100.5% of par. The adoption of FSP 14-1 (see Note 2 to the consolidated financial statements) resulted in a discount on the 3.875% convertible notes that is amortized as an increase to interest expense over the expected life of the debt. This increases the effective interest rate on the 3.875% convertible notes to 5.875%. Our total proceeds, net of underwriting fees, were $146.0 million. We used the proceeds of these notes to fund the acquisition of 270 Technology Park and a portion of the acquisition of Monument II, to repay borrowings under our lines of credit and to fund general corporate purposes.

The convertible notes are convertible into our common shares at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 common shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per common share, which represents a 22% premium over the $40.80 closing price of our common shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our common shares at the time the January 2007 transaction was priced. Holders may convert their notes into our common shares prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common shares for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per common share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common shares, to the extent such cash and the value of any such other consideration per common share validly tendered or exchanged exceeds the closing price of our common shares as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these convertible notes are not dilutive for the 2009 and 2008 Quarters, and are not included in our earnings per share calculations.

On or after September 20, 2011, we may redeem the convertible notes at a redemption price equal to the principal amount of the convertible notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the convertible notes for an amount equal to the principal amount of the convertible notes plus any accrued and unpaid interest thereon.

During the fourth quarter of 2008, we repurchased $16.0 million of the convertible notes at 75.0% of par, resulting in a gain on extinguishment of debt of $2.9 million. During the 2009 Quarter, we repurchased $48.6 million of the convertible notes at 80.0% to 84.0% of par, resulting in a gain on extinguishment of debt of $5.8 million. As of March 31, 2009, the amount outstanding on the convertible notes is $195.4 million. Subsequent to the end of the 2009 Quarter, we repurchased $28.9 million of the convertible notes at 84.0% to 91.875% of par (see Note 12 to the consolidated financial statements for further discussion).

On January 1, 2009 we adopted the convertible debt FSP (see Notes 2 and 10 to the consolidated financial statements), which resulted in the reclassification of $21.0 million of our convertible notes’ original carrying amount into shareholders’ equity. The amortization of the resulting discount on the convertible notes is recognized as interest expense. The effective interest rate on the liability component of the convertible notes was 5.875% for the 2009 and 2008 Quarters. The interest expense recognized relating to the contractual interest coupon was $2.2 million and $2.5 million for the 2009 and 2008 Quarters, respectively. The interest expense recognized relating to the amortization of the discount was $1.0 million for each of the 2009 and 2008 Quarters. The carrying amount of the equity component as of March 31, 2009 and December 31, 2008 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	March 31, 2009	December 31, 2008
Principal, gross	$195,424	$244,000
Unamortized discount	(8,827)	(12,047)

Principal, net	$186,597	$231,953

The remaining discount is being amortized through September, 2011, on the effective interest method.

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

The following is a summary of our unsecured note borrowings (in thousands):

	March 31, 2009	December 31, 2008
4.45% term loan due 2010	$100,000	$100,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	195,424	244,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(10,088)	(13,352)
Premium on notes issued	28	31

Total	$845,364	$890,679

The required principal payments excluding the effects of note discounts or premium for the remaining nine months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

2009	$—
2010	100,000
2011	150,000
2012	50,000
2013	60,000
Thereafter	495,424

$855,424

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of March 31, 2009.

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

	2009
	Shares	Wtd Avg Ex Price
Outstanding at January 1	317,000	$25.31
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at March 31	317,000	$25.31
Exercisable at March 31	317,000	$25.31

The 317,000 options outstanding at March 31, 2009, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.31 and a weighted average remaining contractual life of 3.2 years. The aggregate intrinsic value of outstanding exercisable shares at March 31, 2009 and December 31, 2008 was zero and $0.9 million, respectively. The aggregate intrinsic value of options exercised in the 2008 Quarter was $10,000. There were no options forfeited in the 2009 and 2008 Quarters.

Share Grants, Performance Share Units and Restricted Share Units

As discussed in Note 2 to the consolidated financial statements, we previously maintained a Share Grant Plan for officers, trustees and other members of management. In 2004 and 2005, awards were granted to officers and other members of management in the form of restricted shares, with a value equal to various percentages of a participant’s salary based upon WRIT’s performance compared to an appropriate benchmark target, with minimum and maximum thresholds. The awards were valued based on market value at the date of grant. Shares vest ratably over a five year period from the date of grant.

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

With respect to the performance share units, performance targets will be set annually based on appropriate benchmarks with minimum and maximum payout thresholds. The grants and each award are based on cumulative performance over three years, and performance share units cliff vest at the end of the three year period. These performance share units are based on three-year cumulative performance targets set at the beginning of each year, as such, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, WRIT estimates the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. $25,000 was recognized during the 2008 Quarter related to the 2006 performance share units. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $571,000 of which ($407,000) was recognized during the 2009 Quarter and $2,000 was recognized during the 2008 Quarter. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $847,000 of which $136,000 and $164,000 were recognized during the 2009 and 2008 Quarters, respectively. The estimated expense related to the 2009 performance share units at the end of the three-year period is approximately $2.1 million of which $176,000 was recognized during the 2009 Quarter. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

Under the 2007 Plan described in Note 2 to the consolidated financial statements, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 876 and 4,783 restricted share units to officers in 2008 and 2007, respectively, pursuant to elective short term incentive deferrals. During 2008, WRIT granted 263 restricted share units on dividends. In the first quarter 2009, WRIT granted 150 restricted share units on dividends.

There were 24,344 restricted share units awarded to the prior CEO in the second quarter of 2007, and 38,228 restricted share units awarded to officers and other members of management in December 2007. There were 47,865 restricted share units awarded to officers and other members of management in 2008. Performance and restricted share units awarded were initially valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2007	67,355	$32.85
2008	49,004	$26.16
2009	150	$17.30

There were no shares granted during 2008. During 2007 we issued 15,962 share grants to the prior CEO at a price of $37.59 per share based on the market value on the date of grant. They vested and were expensed immediately upon date of grant.

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

The following are tables of activity for the period ended March 31, 2009 related to our share grants and restricted share unit grants.

Share Grants

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	312,006	$29.21
Unvested at January 1	34,849	$35.04
Granted	—	—
Vested during year	(14,237)	$33.73
Expired/Forfeited	—	—

Unvested at March 31	20,612	$35.92
Vested at March 31	326,243	$29.41

The total fair value of shares vested during the quarter ending March 31, 2009 was $0.3 million. As of March 31, 2009, the total compensation cost related to non-vested share awards not yet recognized was $0.2 million, which is expected to be recognized over a weighted average period of 13 months on a straight-line basis.

Restricted Share Units

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	28,914	$35.00
Unvested at January 1	106,562	$30.63
Granted	150	$17.30
Vested during year	(8,622)	$32.81
Expired/Forfeited	(211)	$28.87

Unvested at March 31	97,879	$30.42
Vested at March 31	37,536	$34.51

The value of unvested restricted share units at March 31, 2009 was $2.7 million, which is expected to be recognized as compensation cost over a weighted average period of 44 months on a straight-line basis.

Total compensation expense recognized for share based awards, including share grants and restricted share units, in the 2009 and 2008 Quarters was $0.7 million and $0.5 million, respectively. The expense related to the quarter ending March 31, 2009 includes $0.1 million related to the accelerated vesting of the departed CFO’s share grant awards as required by SFAS No. 123R – Share Based Payments.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, WRIT may make discretionary contributions on behalf of eligible employees. For the quarters ended March 31, 2009 and 2008, WRIT made contributions to the 401K plan of $0.1 million and $0.1 million, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of our general assets. The deferred compensation liability was $0.9 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At March 31, 2009 and December 31, 2008, the accrued benefit liability was $1.7 million and $1.9 million, respectively. For the quarters ended March 31, 2009 and 2008, we recognized current service cost of $31,000 and $33,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106, and 132(r) (“FAS 158”), required WRIT to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of FAS 158 did not have an effect on WRIT’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect WRIT’s operating results in future periods. WRIT currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest, offset by the corresponding change in the liability. We account for this plan in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the quarters ended March 31, 2009 and 2008, we recognized current service cost of $62,000 and $85,000, respectively.

NOTE 9: SEGMENT INFORMATION

We have five reportable segments: office, medical office, retail, multifamily and industrial/flex properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for individuals and families. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Quarters Ended March 31,
	2009	2008
Office	44%	43%
Medical office	15%	15%
Retail	14%	15%
Multifamily	14%	12%
Industrial	13%	15%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	March 31, 2009	December 31, 2008
Office	44%	44%
Medical office	16%	16%
Retail	12%	12%
Multifamily	14%	14%
Industrial	14%	14%

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

The following table presents real estate rental revenue and net operating income for the 2009 and 2008 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended March 31, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$34,410	$11,486	$10,579	$11,169	$10,216	$—	$77,860
Real estate expenses	12,720	3,933	2,873	4,889	2,989	—	27,404

Net operating income	$21,690	$7,553	$7,706	$6,280	$7,227	$—	$50,456

Depreciation and amortization							(23,275)
Interest expense							(19,681)
General and administrative							(3,182)
Other income							320
Gain on extinguishment of debt, net							5,845
Income from discontinued operations							417

Net income							10,900
Less: Net income attributable to noncontrolling interests							(49)

Net income attributable to the controlling interests							$10,851

Capital expenditures	$2,189	$879	$49	$514	$907	$74	$4,612

Total assets	$943,396	$344,850	$228,496	$261,473	$266,832	$42,126	$2,087,173

	Quarter Ended March 31, 2008
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$29,701	$10,734	$10,646	$8,132	$10,133	$—	$69,346
Real estate expenses	10,545	3,510	2,272	3,841	2,510	—	22,678

Net operating income	$19,156	$7,224	$8,374	$4,291	$7,623	$—	$46,668

Depreciation and amortization							(20,333)
Interest expense							(18,900)
General and administrative							(3,023)
Other income							238
Loss on extinguishment of debt							(8,449)
Income from discontinued operations							1,132

Net income							(2,667)
Less: Net income attributable to noncontrolling interests							(57)
Net income attributable to the controlling interests							$(2,724)

Capital expenditures	$2,073	$961	$365	$1,330	$592	$43	$5,364

Total assets	$765,065	$343,772	$235,279	$204,025	$299,112	$43,450	$1,890,703

NOTE 10: CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE DEBT

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. We adopted the FSP 14-1 effective for the fiscal year beginning January 1, 2009. FSP 14-1 required retrospective application, and has been applied to all periods presented in these consolidated financial statements. This guidance significantly impacted the accounting of our convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to our nonconvertible debt borrowing rate. The adoption of FSP 14-1 impacted operating results with higher interest expense and lower gain on extinguishment of the convertible debt.

The following financial statement line items were affected by this accounting change for the periods indicated (in thousands, except for per share amounts):

Consolidated statements of income:

	For the Quarter Ended March 31, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$18,488	$19,681	$(1,193)
Gain from extinguishment of debt	$7,351	$5,845	$(1,506)
Income from continuing operations	$13,182	$10,483	$(2,699)
Net income attributable to the controlling interests	$13,550	$10,851	$(2,699)
Earnings per share, diluted	$0.25	$0.20	$(0.05)

	For the Quarter Ended March 31, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$17,664	$18,900	$(1,236)
Income (loss) from continuing operations	$(2,563)	$(3,799)	$(1,236)
Net income (loss) attributable to the controlling interest	$(1,488)	$(2,724)	$(1,236)
Earnings per share, diluted	$(0.03)	$(0.06)	$(0.03)

Consolidated balance sheets:

	As of March 31, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Income producing property	$1,869,883	$1,870,493	$610
Development in progress	$23,558	$23,678	$120
Prepaid expenses and other assets	$107,768	$105,615	$(2,153)
Total assets	$2,088,596	$2,087,173	$(1,423)

Notes payable	$854,328	$845,364	$(8,964)
Total liabilities	$1,451,505	$1,442,541	$(8,964)

Additional paid in capital	$772,407	$793,441	$21,034
Distributions in excess of net income	$(137,679)	$(151,172)	$(13,493)
Total equity	$637,091	$644,632	$7,541

Total liabilities and equity	$2,088,596	$2,087,173	$(1,423)

	As of December 31, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Income producing property	$1,865,611	$1,866,221	$610
Development in progress	$23,630	$23,732	$102
Prepaid expenses and other assets	$115,295	$112,599	$(2,696)
Total assets	$2,111,391	$2,109,407	$(1,984)

Notes payable	$902,900	$890,679	$(12,221)
Total liabilities	$1,481,203	$1,468,982	$(12,221)

Additional paid in capital	$756,341	$777,375	$21,034
Distributions in excess of net income	$(128,139)	$(138,936)	$(10,797)
Total equity	$630,188	$640,425	$10,237
Total liabilities and equity	$2,111,391	$2,109,407	$(1,984)

NOTE 11: SHAREHOLDERS’ EQUITY

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. During the 2009 Quarter, we issued 558,268 million common shares under this program, at a weighted average price of $26.47 raising $14.6 million in net proceeds. During 2008, we issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. No common shares were issued under this program during the 2009 and 2008 Quarters. During 2008, 125,348 common shares were issued at a weighted average price of $32.75 per share, raising $4.1 million in net proceeds.

NOTE 12: SUBSEQUENT EVENTS

On May 5, 2009 we closed on an underwritten public offering of 5.25 million common shares at a price of $21.40 per share. The underwriters have a 30-day option to purchase an additional 500,000 common shares. We estimate that the net proceeds from this offering, before offering expenses, will be approximately $107.5 million, or approximately $117.9 million if the underwriters’ over-allotment option is exercised in full. The proceeds of this offering will be used to repay borrowings outstanding under WRIT’s unsecured line of credit and for general corporate purposes.

Subsequent to quarter end, we executed repurchases totaling $28.9 million of face value of our 3.875% convertible notes at 84.0% to 91.875% of par.

On May 7, 2009, we entered into an agreement to modify our $100 million unsecured term loan with Wells Fargo to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We previously had an interest rate swap agreement in place through the term loan’s original maturity date of February 19, 2010. This interest rate swap effectively fixes the interest rate on the modified term loan at 5.70%. On May 6, 2009, we also entered into a forward interest rate swap agreement that will effectively fix the modified term loan’s interest rate at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011. The agreement to modify the term loan also allows us to prepay the loan for a fee equal to 1.00% of the prepayment on or before November 30, 2010, and for a fee equal to 0.25% of the prepayment after November 30, 2010 but on or before May 31, 2011. After May 31, 2011 there is no prepayment fee under the terms of the modification agreement. We paid a loan fee equal to 0.5% of the $100 million principal amount in connection with the modification agreement.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.

We refer to the three months ended March 31, 2009 and March 31, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively.

Forward-Looking Statements

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed in our 2008 Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in that report, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of the current credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy; (u) the impact of newly adopted accounting principles; and (v) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2009, we owned a diversified portfolio of 93 properties, consisting of 28 office properties, 22 industrial/flex properties, 17 medical office properties, 14 retail centers, and 12 multifamily properties, encompassing in the aggregate 13.4 million net rentable square feet, and land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators, discussed in further detail herein:

•

Net operating income (“NOI”) by segment, calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

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

Our results of operations in the 2009 Quarter were primarily impacted by acquisitions, development properties placed into service, dispositions and the performance of our core portfolio. We completed acquisitions and dispositions totaling $257.4 million and $41.1 million, respectively, during 2008. We placed into service from development at the end of 2007 and during 2008 two multifamily properties and one office property. The performance of our core portfolio, consisting of properties owned for the entirety of the 2009 and 2008 Quarters, declined compared to the 2008 Quarter, primarily due to lower occupancy and higher bad debt expense.

We summarize below our significant transactions during the 2009 and 2008 Quarters:

2009 Quarter

•	The issuance of 0.6 million common shares at a weighted average price of $26.47 under our sales agency financing agreement, raising $14.6 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•	The repurchase of $48.6 million of our 3.875% convertible notes at 80% to 84% of par, resulting in a gain on extinguishment of debt of $5.8 million.

•	The execution of new leases for 235,000 square feet of commercial space, with an average rental rate increase of 11.1%.

2008 Quarter

•	The acquisition of one industrial/flex property for $11.2 million, adding approximately 150,000 square feet which was 78% leased at the end of the 2008 Quarter.

•	An agreement to acquire one medical office property for $19.5 million.

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

•	The exercise of the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•	The investment of $9.3 million in our development projects and the substantial completion of the Clayborne Apartments.

•	The execution of new leases for 270,000 square feet of commercial space, with an average rental rate increase of 16.4%.

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are also described in Note 2 to the consolidated financial statements contained in this Form 10-Q.

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

Included in our accounts receivable balance as of March 31, 2009 and December 31, 2008, are notes receivable balances of $8.9 million and $8.6 million, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from three to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $18.8 million for the 2009 Quarter and $16.6 million for the 2008 Quarter. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million for the 2009 Quarter and $0.8 million for the 2008 Quarter. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with SFAS No. 157, Fair Value Measurements. There were no property impairments recognized during the 2009 and 2008 Quarters.

Effective January 1, 2009, we record real estate acquisitions as business combinations in accordance with SFAS No. 141(R), Business Combinations. Acquired or assumed assets, including physical assets and in-place leases, and liabilities are recorded based on their fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. The estimated fair values of the assets and liabilities are determined in accordance with FAS 157. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of March 31, 2009 or December 31, 2008.

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. No properties were sold during the 2009 and 2008 Quarters. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the 2009 and 2008 Quarters.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2009 and 2008 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. No properties were acquired during the 2009 Quarter and four properties were acquired during or subsequent to the 2008 Quarter. Also classified as non-core are three development properties placed into service in 2008 and 2007. One property was classified as held for sale during the 2009 Quarter, and two properties were sold and one property was classified as held for sale during 2008. These held for sale and sold properties are classified as discontinued operations for the 2009 and 2008 Quarters.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Minimum base rent	$66,288	$59,612	$6,676	11.2%
Recoveries from tenants	10,511	7,801	2,710	34.7%
Provisions for doubtful accounts	(1,457)	(756)	(701)	92.7%
Lease termination fees	188	334	(146)	(43.7)%
Parking and other tenant charges	2,330	2,355	(25)	(1.1)%

	$77,860	$69,346	$8,514	12.3%

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

Minimum Base Rent: Minimum base rent increased by $6.7 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($6.6 million), combined with a $0.1 million increase in minimum base rent from core properties due to higher rental rates in all segments, offset by higher vacancy in all segments.

Recoveries from Tenants: Recoveries from tenants increased by $2.7 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.7 million), combined with a $1.0 million increase in recoveries from tenants from core properties primarily due to higher utilities reimbursements ($0.4 million), real estate tax reimbursements ($0.3 million) and common area maintenance reimbursements ($0.3 million).

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.7 million in the 2009 Quarter as compared to the 2008 Quarter due to higher provisions in the office ($0.7 million) segment.

Lease Termination Fees: Lease termination fees were relatively flat, decreasing by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter.

Parking and Other Tenant Charges: Parking and other tenant charges were flat in the 2009 Quarter as compared to the 2008 Quarter.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended March 31,
	2009	2008	Change
Office	92.6%	95.5%	(2.9)%
Medical Office	96.5%	97.9%	(1.4)%
Retail	95.2%	95.3%	(0.1)%
Multifamily	87.3%	78.7%	8.6%
Industrial	90.6%	94.5%	(3.9)%

Total	92.4%	93.1%	(0.7)%

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy decreased to 92.4% in the 2009 Quarter from 93.1% in the 2008 Quarter, driven by higher vacancy in the office, medical office and industrial segments. Economic occupancy in the multifamily segment increased to 87.3% in the 2009 Quarter from 78.7% in the 2008 Quarter, driven by the lease-up during 2008 of our development properties, Bennett Park and Clayborne Apartments.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Property operating expenses	$19,280	$16,168	$3,112	19.2%
Real estate taxes	8,124	6,510	1,614	24.8%

	$27,404	$22,678	$4,726	20.8%

Real estate expenses as a percentage of revenue were 35.2% and 32.7% for the 2009 and 2008 Quarters, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Property operating expenses increased $3.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.8 million), combined with a $1.3 million increase in property operating expenses from core properties driven by higher utilities costs ($0.6 million), common area maintenance costs ($0.4 million) and bad debt write-offs ($0.2 million).

Real Estate Taxes: Real estate taxes increased $1.6 million in the 2009 Quarter as compared to the 2008 Quarter due to the non-core properties ($1.0 million), combined with a ($0.6 million) increase in real estate taxes from core properties due primarily to higher rates and assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Depreciation and amortization	$23,275	$20,333	$2,942	14.5%
Interest expense	19,681	18,900	781	4.1%
General and administrative	3,182	3,023	159	5.3%

	$46,138	$42,256	$3,882	9.2%

Depreciation and Amortization: Depreciation and amortization expense increased by $2.9 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to properties acquired or placed into service during 2008 of $340.3 million.

Interest Expense: Interest expense increased $0.8 million in the 2009 Quarter compared to the 2008 Quarter, reflecting a $0.6 million decrease in capitalized interest due to placing development projects into service at the end of 2007 and during 2008. Also, mortgage interest increased by $3.1 million due to entering into a new mortgage note during the 2009 Quarter and three new mortgage notes during the second quarter of 2008, as well as assuming a mortgage as part of the 2445 M Street acquisition in the fourth quarter of 2008. These increases were offset by lower interest on the unsecured line of credit ($2.3 million) due to paydowns during 2008 and lower interest on notes payable due to paydowns on the convertible notes during 2008 and the 2009 Quarter. The proceeds of the new mortgage notes were used to pay down floating rate credit facility debt and to repurchase a portion of the convertible notes.

A summary of interest expense by debt type for the 2009 and 2008 Quarters appears below (in millions, except percentage amounts):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Notes payable	$12.7	$13.3	$(0.6)	(4.5)%
Mortgages	6.9	3.8	3.1	81.6%
Lines of credit/short-term note payable	0.4	2.7	(2.3)	(85.2)%
Capitalized interest	(0.3)	(0.9)	0.6	66.7%

Total	$19.7	$18.9	$0.8	4.2%

General and administrative expense: General and administrative expense was relatively flat, increasing by $0.2 million in the 2009 Quarter as compared to the 2008 Quarter.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, used to otherwise support corporate needs or are distributed to our shareholders.

We classified Charleston Business Center, an industrial property, and Avondale, a multifamily property, as held for sale in March, 2009 and September, 2008, respectively. We classify properties as held for sale when they meet the criteria specified in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sales are expected to be completed within one year under terms usual and customary for such sales, with no indication that the plans will be significantly altered or abandoned. Depreciation on these properties was discontinued at the time they were classified as held for sale, but operating revenues and other operating expenses continue to be recognized until the dates of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the consolidated statements of income.

We sold two industrial properties in 2008. Sullyfied Center and the Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Revenues	$928	$2,030	$(1,102)	(54.3)%
Property expenses	(484)	(705)	221	31.3%
Depreciation and amortization	(27)	(193)	166	86.0%

Total	$417	$1,132	$(715)	63.2%

Income from operations of properties sold or held for sale decreased to $0.4 million in the 2009 Quarter from $1.1 million in the 2008 Quarter due to the sale of Sullyfield Center and the Earhart Building in June 2008.

Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses, is the primary performance measure we use to assess the results of our operations at the property level. We provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as net income, less non-real estate (“other”) revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income follows.

2009 Quarter Compared to 2008 Quarter

The following tables of selected operating data provide the basis for our discussion of NOI in the 2009 Quarter compared to the 2008 Quarter. All amounts are in thousands except percentage amounts.

	Quarters Ended March 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$68,749	$68,843	$(94)	(0.1)%
Non-core (1)	9,111	503	8,608	—

Total real estate rental revenue	$77,860	$69,346	$8,514	12.3%

Real Estate Expenses
Core	$23,831	$21,885	$1,946	8.9%
Non-core (1)	3,573	793	2,780	350.6%

Total real estate expenses	$27,404	$22,678	$4,726	20.8%

NOI
Core	$44,918	$46,958	$(2,040)	(4.3)%
Non-core (1)	5,538	(290)	5,828	—

Total NOI	$50,456	$46,668	$3,788	8.1%

Reconciliation to Net Income
NOI	$50,456	$46,668
Other income	320	238
Interest expense	(19,681)	(18,900)
Depreciation and amortization	(23,275)	(20,333)
General and administrative expenses	(3,182)	(3,023)
Loss on extinguishment of debt	5,845	(8,449)
Discontinued operations(2)	417	1,132

Net income	10,900	(2,667)
Less: Net income attributable to noncontrolling interests	(49)	(57)

Net income attributable to the controlling interest	$10,851	$(2,724)

	Quarters Ended March 31,
Economic Occupancy	2009	2008
Core	93.1%	95.4%
Non-core (1)	87.1%	21.6%

Total	92.4%	93.1%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments and Dulles Station, Phase I

2007 in development – Bennett Park

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building, Kenmore Apartments and 2445 M Street

(2)	Discontinued operations include gain on disposals and income from operations for:

2008 disposals – Sullyfield Center and The Earhart Building

2008 held for sale – Avondale

Real estate rental revenue in the 2009 Quarter increased by $8.5 million as compared to the 2008 Quarter due to the acquisition or placing into service of two office properties, one medical office property, three multifamily properties and one industrial property, which added approximately 2.3 million square feet of net rentable space. These acquisition and development properties contributed $8.6 million of the increase. Real estate rental revenue from the core properties decreased by $0.1 million primarily due to lower core occupancy ($1.6 million) and higher bad debt expense ($0.7 million), offset by higher rental rates ($1.5 million) and recoveries from tenants ($0.9 million).

Real estate expenses increased by $4.7 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $2.8 million of the increase. Real estate expenses from core properties increased by $1.9 million due primarily to higher real estate taxes ($0.6 million), higher utilities costs ($0.6 million), common area maintenance costs ($0.4 million) and bad debt write-offs ($0.2 million).

Core economic occupancy decreased to 93.1% in the 2009 Quarter from 95.4% in the 2008 Quarter due to lower core economic occupancy in all segments. Non-core economic occupancy increased to 87.1% in the 2009 Quarter from 21.6% in the 2008 Quarter, driven by the lease-up of our development properties in the multifamily segment. During the 2009 Quarter, 76.0% of the commercial square footage expiring was renewed as compared to 59.9% in the 2008 Quarter. During the 2009 Quarter, 235,000 commercial square feet were leased at an average rental rate of $17.59 per square foot, an increase of 11.1%, with average tenant improvements and leasing costs of $8.87 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended March 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$28,967	$29,701	$(734)	(2.5)%
Non-core (1)	5,443	—	5,443	—

Total real estate rental revenue	$34,410	$29,701	$4,709	15.9%

Real Estate Expenses
Core	$10,848	$10,396	$452	4.3%
Non-core (1)	1,872	149	1,723	—

Total real estate expenses	$12,720	$10,545	$2,175	20.6%

NOI
Core	$18,119	$19,305	$(1,186)	(6.1)%
Non-core (1)	3,571	(149)	3,720	—

Total NOI	$21,690	$19,156	$2,534	13.2%

	Quarters Ended March 31,
Economic Occupancy	2009	2008
Core	92.2%	95.5%
Non-core (1)	95.3%	—

Total	92.6%	95.5%

(1)	Non-core properties include:

In development – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $4.7 million in the 2009 Quarter as compared to the 2008 Quarter due to acquisition and development properties, which contributed $5.4 million. Real estate rental revenue from core properties decreased by $0.7 million primarily due to lower core occupancy ($0.9 million) and higher bad debt ($0.7 million), partially offset by higher rental rates ($0.8 million).

Real estate expenses in the office segment increased by $2.2 million in 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $1.7 million of the increase. Real estate expenses from core properties increased by $0.5 million primarily due to higher real estate taxes ($0.2 million) caused by higher rates and assessments, as well as higher utilities expense ($0.3 million).

Core economic occupancy decreased to 92.2% in 2009 Quarter from 95.5% in the 2008 Quarter, driven by higher vacancy at One Central Plaza, 600 Jefferson Plaza and 1220 19th Street. These were partially offset by higher economic occupancy at West Gude Drive and 6565 Arlington Boulevard. Non-core economic occupancy of 95.3% reflects the lease-up of Dulles Station, Phase I and the 2008 acquisition of the fully occupied 2445 M Street. During the 2009 Quarter, 83.3% of the square footage that expired was renewed compared to 12.8% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 63,200 square feet of office space at an average rental rate of $31.84 per square foot, an increase of 13.4% over expiring leases, with average tenant improvements and leasing costs of $28.39 per square foot.

Medical Office Segment:

	Quarters Ended March 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$11,327	$10,734	$593	5.5%
Non-core (1)	159	—	159	—

Total real estate rental revenue	$11,486	$10,734	$752	7.0%

Real Estate Expenses
Core	$3,842	$3,510	$332	9.5%
Non-core (1)	91	—	91	—

Total real estate expenses	$3,933	$3,510	$423	12.1%

NOI
Core	$7,485	$7,224	$261	3.6%
Non-core (1)	68	—	68	—

Total NOI	$7,553	$7,224	$329	4.6%

	Quarters Ended March 31,
Economic Occupancy	2009	2008
Core	97.1%	97.9%
Non-core (1)	71.7%	—

Total	96.5%	97.9%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.8 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to due to higher rental rates ($0.3 million), reimbursements ($0.2 million) and lower bad debt expense ($0.1 million). The acquired property contributed $0.2 million to the increase.

Real estate expenses in the medical office segment increased by $0.4 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to write-offs of tenant receivables ($0.1 million), higher utilities costs ($0.1 million) and higher real estate taxes ($0.1 million) caused by higher rates and assessments. The acquired property contributed $0.1 million to the increase.

Core economic occupancy decreased to 97.1% in the 2009 Quarter from 97.9% in the 2008 Quarter, driven by higher vacancy at 8301 Arlington Boulevard and Alexandria Professional Center. Non-core economic occupancy reflects the vacant space at Sterling Medical Office Building. The sellers of Sterling Medical Office Building are reimbursing us for its vacant space for a period of 12 – 18 months from the acquisition date. During the 2009 Quarter, 58.8% of the square footage that expired was renewed compared to 81.7% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 10,700 square feet of medical office space at an average rental rate of $35.08, an increase of 9.8% over expiring leases, with average tenant improvements and leasing costs of $10.17 per square foot.

Retail Segment:

	Quarters Ended March 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$10,579	$10,646	$(67)	(0.6%)

Real Estate Expenses
Total	$2,873	$2,272	$(601)	(26.5%)

NOI
Total	$7,706	$8,374	$(668)	(8.0%)

	Quarters Ended March 31,
Economic Occupancy	2009	2008
Core	95.2%	95.3%

Real estate rental revenue in the retail segment decreased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due to lower percentage rent ($0.3 million) and higher bad debt ($0.2 million), partially offset by higher rental rates ($0.2 million) and reimbursements ($0.2 million).

Real estate expenses in the retail segment increased by $0.6 million in the 2009 Quarter as compared to the 2008 Quarter due to higher legal costs ($0.2 million), common area maintenance ($0.2 million) and real estate taxes ($0.1 million).

Economic occupancy slightly decreased to 95.2% in the 2009 Quarter from 95.3% in the 2008 Quarter, due to higher vacancy at Montrose Shopping Center offset by lower vacancy at Foxchase Shopping Center. During the 2009 Quarter, 61.0% of the square footage that expired was renewed compared to 89.6% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 21,200 square feet of retail space at an average rental rate of $17.52, a decrease of 5.2% from expiring leases, with average tenant improvements and leasing costs of $3.74 per square foot.

Multifamily Segment:

	Quarters Ended March 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$8,064	$7,753	$311	4.0%
Non-core (1)	3,105	379	2,726	719.3%

Total real estate rental revenue	$11,169	$8,132	$3,037	37.3%

Real Estate Expenses
Core	$3,405	$3,234	$171	5.3%
Non-core (1)	1,484	607	877	144.5%

Total real estate expenses	$4,889	$3,841	$1,048	27.3%

NOI
Core	$4,659	$4,519	$140	3.1%
Non-core (1)	1,621	(228)	1,849	811.0%

Total NOI	$6,280	$4,291	$1,989	46.4%

	Quarters Ended March 31,
Economic Occupancy	2009	2008
Core	91.6%	92.8%
Non-core (1)	77.3%	18.0%

Total	87.3%	78.7%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments

2007 in development – Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $3.0 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $2.7 million of the increase. Real estate rental revenue from core properties increased by $0.3 million due to higher rental rates ($0.2 million), reimbursements ($0.1 million) and lower bad debt ($0.1 million), partially offset by lower occupancy ($0.1 million).

Real estate expenses in the multifamily segment increased by $1.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $0.9 million of the increase. Real estate expenses from core properties increased by $0.2 million primarily due to higher utilities costs ($0.1 million) and higher real estate taxes ($0.1 million).

Core economic occupancy decreased to 91.6% in 2008 from 92.8% in 2007, driven by lower occupancy at Munson Hill Towers and Walker House. Non-core economic occupancy increased to 77.3% from 18.0%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Quarters Ended March 31,
	2009	2008	$ Change	% Change

Real Estate Rental Revenue
Core	$9,812	$10,009	$(197)	(2.0)%
Non-core (1)	404	124	280	225.8%

Total real estate rental revenue	$10,216	$10,133	$83	0.8%

Real Estate Expenses
Core	$2,863	$2,473	$390	15.8%
Non-core (1)	126	37	89	240.5%

Total real estate expenses	$2,989	$2,510	$479	19.1%

NOI
Core	$6,949	$7,536	$(587)	(7.8)%
Non-core (1)	278	87	191	219.5%

Total NOI	$7,227	$7,623	$(396)	(5.2)%

Economic Occupancy	2009	2008
Core	90.3%	94.7%
Non-core (1)	100.0%	81.5%

Total	90.6%	94.5%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

Real estate rental revenue in the industrial segment increased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to the acquisition property, which contributed $0.3 million. Real estate rental revenue from core properties decreased by $0.2 million primarily due to higher vacancy ($0.4 million), partially offset by higher rental rates ($0.1 million) and reimbursements ($0.1 million).

Real estate expenses in the industrial segment increased by $0.5 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to higher common area maintenance ($0.2 million), utilities costs ($0.1 million) and real estate taxes ($0.1 million). The acquisition property contributed $0.1 million to the increase.

Core economic occupancy decreased to 90.3% in the 2009 Quarter from 94.7% in the 2008 Quarter, driven by higher vacancy at 8900 Telegraph Road, Ammendale Technology Park and NVIP I & II. These were partially offset by higher economic occupancy at 9950 Business Parkway. Non-core economic occupancy increased to 100.0% from 81.5% due to lower vacancy at 6100 Columbia Park Drive. During the 2009 Quarter, 75.4% of the square footage that expired was renewed compared to 58.3% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 139,800 square feet of industrial space at an average rental rate of $9.82, an increase of 13.4% over expiring leases, with average tenant improvements and leasing costs of $0.74 per square foot.

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

We currently expect that our potential sources of liquidity for acquisitions, development, expansion and renovation of properties, and operating and administrative expenses, will include:

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

•

Approximately $30.0 - $40.0 million to invest in our existing portfolio of operating assets, including approximately $15.0 -$20.0 million to fund tenant-related capital requirements and leasing commissions;

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of March 31, 2009, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at March 31, 2009 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$458,084
Unsecured credit facilities	48,000
Unsecured notes payable	845,364

$1,351,448

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

Mortgage Debt

At March 31, 2009, our $458.1 million in fixed rate mortgages, which includes a net $7.9 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.0% and had a weighted average maturity of 5.7 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On February 17, 2009, we executed a mortgage note of $37.5 million at a fixed rate of 5.37% for a term of ten years, supported by Kenmore Apartments. The proceeds from the note were used to pay down borrowings under our lines of credit and to repurchase a portion of our convertible notes.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. We had $5.4 million in letters of credit issued as of March 31, 2009, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, with a one year extension option. We had $48.0 million outstanding and $0.9 million in letters of credit issued as of March 31, 2009, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

As of March 31, 2009, we were in compliance with our loan covenants. However, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028, as follows (in thousands):

March 31, 2009 Note Principal
4.45% notes due 2010	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	195,424
7.25% notes due 2028	50,000

$855,424

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

As of March 31, 2009, we were in compliance with our unsecured notes covenants.

During the 2009 Quarter, we repurchased $48.6 million of our 3.875% convertible notes at discounts ranging from 16% to 20%. We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Subsequent to quarter end, we executed repurchases totaling $28.9 million of face value of our 3.875% convertible notes at 84.0% to 91.875% of par.

On May 7, 2009, we entered into an agreement to modify our $100 million unsecured term loan with Wells Fargo to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We previously had an interest rate swap agreement in place through the term loan’s original maturity date of February 19, 2010. This interest rate swap effectively fixes the interest rate on the modified term loan at 5.70%. On May 6, 2009, we also entered into a forward interest rate swap agreement that will effectively fix the modified term loan’s interest rate at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011. The agreement to modify the term loan also allows us to prepay the loan for a fee equal to 1.00% of the prepayment on or before November 30, 2010, and for a fee equal to 0.25% of the prepayment after November 30, 2010 but on or before May 31, 2011. After May 31, 2011 there is no prepayment fee under the terms of the modification agreement. We paid a loan fee equal to 0.5% of the $100 million principal amount in connection with the modification agreement.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 53.0 million shares were outstanding at March 31, 2009.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. During the 2009 Quarter, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. No common shares were issued under this program during the 2009 and 2008 Quarters.

On May 5, 2009 we closed on an underwritten public offering of 5.25 million common shares at a price of $21.40 per share. The underwriters have a 30-day option to purchase an additional 500,000 common shares. We estimate that the net proceeds from this offering, before offering expenses, will be approximately $107.5 million, or approximately $117.9 million if the underwriters’ over-allotment option is exercised in full. The proceeds of this offering will be used to repay borrowings outstanding under WRIT’s unsecured line of credit and for general corporate purposes.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the 2009 and 2008 Quarters (in thousands).

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Common dividends	$23,087	$19,756	$3,331	16.9%
Minority interest distributions	49	47	2	4.3%

	$23,136	$19,803	$3,333	16.8%

Dividends paid for the 2009 Quarter as compared to the 2008 Quarter increased as a direct result of a dividend rate increase from $0.4225 per share to $0.4325 per share in June 2008. The dividends paid also increased due to our issuance of 4.325 million shares pursuant to public offerings during 2008 and our issuance of 1.7 million under our sales agency financing agreement during 2008 and the 2009 Quarter.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Quarters Ended March 31,
			Change
	2009	2008	$	%
Cash provided by operating activities	$34.0	$22.3	$11.7	52.5%
Cash used in investing activities	$(5.1)	$(24.0)	$18.9	78.8%
Cash provided by financing activities	$(31.1)	$(6.9)	$(24.2)	(350.7)%

Operations generated $34.0 million of net cash in the 2009 Quarter compared to $22.3 million in the 2008 Quarter. The increase in cash provided by operating activities was due primarily to properties acquired or placed into service during 2008.

Our investing activities used net cash of $5.1 million in the 2009 Quarter and $24.0 million in the 2008 Quarter. The decrease in cash used by investing activities was primarily due to the fact that there were no acquisitions during the 2009 Quarter, while there was an $11.2 million acquisition in the 2008 Quarter. In addition, cash spent on our development projects decreased to $0.6 million during the 2009 Quarter from $9.3 million during the 2008 Quarter, as our three major development projects (Bennett Park, Clayborne Apartments and Dulles Station, Phase I) were completed and placed into service during 2007 and 2008.

Our financing activities used net cash of $31.1 million in the 2009 Quarter and $6.9 million in the 2008 Quarter. The increase in net cash used by financing activities during the 2009 Quarter was primarily due to the repurchase of a portion of the 3.875 convertible notes for $39.9 million, net paydowns of the unsecured lines of credit of $19.0 million and dividends of $23.1 million, partially offset by $37.5 million in proceeds from a new mortgage note.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended March 31,
	2009	2008
Earnings to fixed charges	1.5x	(a	)
Debt service coverage	2.7x	1.8x

(a)	Due to our loss from continuing operations during the 2008 Quarter, the coverage ratio was less than 1:1. We required additional earnings of $4,687,000 to achieve a coverage of 1:1. The loss in the 2008 Quarter included the impact of the loss on extinguishment of debt of $8,449,000.

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the 2009 and 2008 Quarters include the impact of the gain (loss) on extinguishment of debt of $5.8 million and ($8.4 million) (see “Item 2: Consolidated Results of Operations.”)

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	Quarters Ended March 31,
	2009	2008
Net income attributable to the controlling interest	$10,851	$(2,724)
Adjustments
Depreciation and amortization	23,275	20,333
Discontinued operations depreciation and amortization	27	192

FFO as defined by NAREIT	$34,153	$17,801

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2008 Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that WRIT’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in WRIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, WRIT’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

None.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

On May 7, 2009, we entered into an agreement to modify our $100 million unsecured term loan with Wells Fargo to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We previously had an interest rate swap agreement in place through the term loan’s original maturity date of February 19, 2010. This interest rate swap effectively fixes the interest rate on the modified term loan at 5.70%. On May 6, 2009, we also entered into a forward interest rate swap agreement that will effectively fix the modified term loan’s interest rate at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011. The agreement to modify the term loan also allows us to prepay the loan for a fee equal to 1.00% of the prepayment on or before November 30, 2010, and for a fee equal to 0.25% of the prepayment after November 30, 2010 but on or before May 31, 2011. After May 31, 2011 there is no prepayment fee under the terms of the modification agreement. We paid a loan fee equal to 0.5% of the $100 million principal amount in connection with the modification agreement.

ITEM 6:	EXHIBITS

(a)	Exhibits

10.		Management Contracts, Plans and Arrangements

	(nn)	Amended Short Term Incentive Plan, effective January 1, 2009
	(oo)	Amended Long Term Incentive Plan, effective January 1, 2009

12.		Computation of Ratio of Earnings to Fixed Charges

31.		Rule 13a-14(a)/15(d)-14(a) Certifications

	(a)	Certification – Chief Executive Officer
	(b)	Certification – Executive Vice President – Accounting and Administration
	(c)	Certification – Chief Financial Officer

32.		Section 1350 Certifications

	(a)	Written Statement of Chief Executive Officer and Financial Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President Accounting, Administration and Corporate Secretary

/s/ William T. Camp
William T. Camp
Executive Vice President and Chief Financial Officer

DATE: May 8, 2009