Form 10-Q
period 2009-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2009-08-07
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

As of August 5, 2009, 58,250,386 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2008 included in WRIT’s 2008 Annual Report on Form 10-K and the Current Report on Form 8-K filed July 10, 2009 with the Securities and Exchange Commission.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited) June 30, 2009	December 31, 2008(1)
Assets
Land	$414,527	$414,531
Income producing property	1,878,751	1,866,221

	2,293,278	2,280,752
Accumulated depreciation and amortization	(440,283)	(400,487)

Net income producing property	1,852,995	1,880,265
Development in progress	24,140	23,732

Total real estate held for investment, net	1,877,135	1,903,997
Investment in real estate sold or held for sale, net	3,838	16,408
Cash and cash equivalents	58,446	11,874
Restricted cash	21,038	18,823
Rents and other receivables, net of allowance for doubtful accounts of $5,622 and $6,278, respectively	49,320	45,244
Prepaid expenses and other assets	100,835	112,599
Other assets related to properties sold or held for sale	200	462

Total assets	$2,110,812	$2,109,407

Liabilities
Notes payable	$807,128	$890,679
Mortgage notes payable	457,238	421,286
Lines of credit	15,000	67,000
Accounts payable and other liabilities	71,012	70,569
Advance rents	9,462	9,001
Tenant security deposits	10,150	10,237
Other liabilities related to properties sold or held for sale	67	210

Total liabilities	1,370,057	1,468,982

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 58,250 and 52,434 shares issued and outstanding, respectively	584	526
Additional paid in capital	901,603	777,375
Distributions in excess of net income	(163,425)	(138,936)
Accumulated other comprehensive income (loss)	(1,808)	(2,335)

Total shareholders’ equity	736,954	636,630
Noncontrolling interests in subsidiaries	3,801	3,795

Total equity	740,755	640,425

Total liabilities and shareholders’ equity	$2,110,812	$2,109,407

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Real estate rental revenue	$76,752	$68,739	$154,612	$138,085
Expenses
Real estate expenses	25,590	22,310	52,994	44,988
Depreciation and amortization	23,501	20,995	46,776	41,328
General and administrative	3,716	3,058	6,898	6,081

	52,807	46,363	106,668	92,397

Real estate operating income	23,945	22,376	47,944	45,688

Other income (expense)
Interest expense	(19,316)	(18,840)	(38,997)	(37,740)
Other income	339	220	659	458
Gain (loss) on extinguishment of debt	1,219	—	7,064	(8,449)

	(17,758)	(18,620)	(31,274)	(45,731)

Income (loss) from continuing operations	6,187	3,756	16,670	(43)

Discontinued operations:
Gain on sale of real estate	6,674	15,275	6,674	15,275
Income from operations of properties held for sale	281	972	698	2,104

Net income	13,142	20,003	24,042	17,336
Less: Net income attributable to noncontrolling interests in subsidiaries	(52)	(53)	(101)	(110)

Net income attributable to the controlling interests	$13,090	$19,950	$23,941	$17,226

Basic net income attributable to the controlling interests per share
Continuing operations	$0.11	$0.08	$0.30	$0.00
Discontinued operations, including gain on sale of real estate	0.12	0.34	0.14	0.36

Net income attributable to the controlling interests per share	$0.23	$0.42	$0.44	$0.36

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.11	$0.08	$0.30	$0.00
Discontinued operations, including gain on sale of real estate	0.12	0.33	0.14	0.36

Net income attributable to the controlling interests per share	$0.23	$0.41	$0.44	$0.36

Weighted average shares outstanding – basic	56,276	47,933	54,604	47,278

Weighted average shares outstanding – diluted	56,277	48,033	54,605	47,278

Dividends declared and paid per share	$0.4325	$0.4325	$0.8650	$0.8550

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interest	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity

Balance, December 31, 2008(1)	52,434	$526	$777,375	$(138,936)	$(2,335)	$636,630	$3,795	$640,425
Comprehensive income:
Net income attributable to the controlling interest	—	—	—	23,941	—	23,941	—	23,941
Net income attributable to noncontrolling interests	—	—	—	—	—	—	101	101
Change in fair value of interest rate hedge	—	—	—	—	527	527	—	527

Total comprehensive income						24,468	101	24,569
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Dividends	—	—	—	(48,430)	—	(48,430)	—	(48,430)
Issuance of common shares, net of issuance costs	5,808	58	121,955	—	—	122,013	—	122,013
Share grants, net of share grant amortization and forfeitures	8	—	2,273	—	—	2,273	—	2,273

Balance, June 30, 2009	58,250	$584	$901,603	$(163,425)	$(1,808)	$736,954	$3,801	$740,755

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$24,042	$17,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in discontinued operations	46,810	41,723
Provision for losses on accounts receivable	3,474	1,679
Amortization of share grants, net	1,504	1,031
Amortization of debt premiums, discounts and related financing costs	3,813	3,776
Gain on sale of real estate	(6,674)	(15,275)
Loss (gain) on extinguishment of debt, net	(7,064)	8,449
Changes in operating other assets	(5,546)	(3,244)
Changes in operating other liabilities	2,073	3,299

Net cash provided by operating activities	62,432	58,774

Cash flows from investing activities
Real estate acquisitions, net	—	(16,842)
Net cash received for sale of real estate	19,320	40,231
Restricted cash – tax free exchange escrow	—	(40,231)
Capital improvements to real estate	(13,256)	(18,016)
Development in progress	(1,179)	(13,700)
Non-real estate capital improvements	(141)	(224)

Net cash provided by (used in) investing activities	4,744	(48,782)

Cash flows from financing activities
Line of credit borrowings	66,000	—
Line of credit repayments	(118,000)	(177,500)
Dividends paid	(48,430)	(41,177)
Distributions to noncontrolling interests	(95)	(95)
Proceeds from equity offerings under dividend reinvestment program	—	2,560
Proceeds from mortgage notes payable	37,500	81,029
Principal payments – mortgage notes payable	(1,894)	(1,938)
Proceeds from debt offering	—	100,000
Financing costs	(786)	(1,640)
Net proceeds from equity offerings	122,013	86,683
Notes payable repayments, including penalties for early extinguishment	(76,912)	(68,815)
Net proceeds from exercise of share options	—	2,137

Net cash used in financing activities	(20,604)	(18,756)

Net increase (decrease) in cash and cash equivalents	46,572	(8,764)
Cash and cash equivalents at beginning of year	11,874	21,488

Cash and cash equivalents at end of the period	$58,446	$12,724

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$35,799	$35,248

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale were treated as a distribution to shareholders. In May 2009, a multifamily property, Avondale, was sold for a gain of $6.7 million. We currently anticipate that the proceeds from the gain will be treated as a distribution to shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the six month periods ended June 30, 2009 and 2008.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Current Report on Form 8-K filed July 10, 2009.

Within these notes to the financial statements, we refer to the three months ended June 30, 2009 and June 30, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively, and the six months ended June 30, 2009 and June 30, 2008 as the “2009 Period” and the “2008 Period”, respectively.

New Accounting Pronouncements

On May 9, 2008, the FASB issued FASB Staff Position APB14-1 (“FSP 14-1”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance significantly impacted the accounting of our convertible debt by requiring bifurcation of a component of the debt, classification of that component in shareholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Other than the impact on net income from the debt discount amortization, the calculation of earnings-per-share will not be affected. We adopted FSP 14-1 on January 1, 2009. The adoption of FSP 14-1 affected the accounting for our 3.875% convertible notes issued in 2006 and 2007 and due September 15, 2026. FSP 14-1 required retrospective application, and had been applied to all periods presented in these historical consolidated financial statements. We further disclose the impact of the adoption on our consolidated financial statements in note 11.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered a component of total equity and should be reported as an element of consolidated equity. Net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. We adopted FAS 160 effective for the fiscal year beginning January 1, 2009. The statement required retrospective application, and has been applied to all periods presented in these historical consolidated financial statements. As a result, all previous references to “minority interest” within these consolidated financial statements have been replaced with “noncontrolling interest.” In addition, we have changed the presentation of noncontrolling interests in our consolidated financial statements in accordance with FAS 160.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP 03-6-1”). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by requiring that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. We adopted FSP 03-6-1 effective for the fiscal year beginning January 1, 2009. FSP 03-6-1 required retrospective application, and has been applied to all periods presented in these consolidated financial statements. The adoption of FSP 03-6-1 did not have a material impact on our EPS calculation. However, we have updated the presentation of the details of the calculation of EPS included in this footnote in accordance with FSP 03-6-1.

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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, FAS 161 requires (a) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (b) information about the volume of derivative activity, (c) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (d) disclosures about credit risk-related contingent features in derivative agreements. We adopted FAS 161 effective for the fiscal year beginning January 1, 2009. This statement required us to provide expanded disclosures of our interest rate hedge contract and to present certain disclosures in tabular format (See note 2 to the consolidated financial statements).

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends FAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our financial statements. However, starting in 2009 we will apply FAS 157 as a part of our fair value allocation to any properties acquired.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well in annual statements. Prior to FSP 107-1, disclosures of the fair values of our financial instruments were only required for our annual report on 10-K. We adopted FSP 107-1 effective for the quarter ending June 30, 2009. The required disclosures are in note 9 to the consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. We adopted FAS 165 effective for the quarter ending June 30, 2009. The required disclosure is in note 13 to the consolidated financial statements.

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

Included in our accounts receivable balance as of June 30, 2009 and December 31, 2008, are notes receivable balances of $8.3 million and $8.6 million, respectively.

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

Net income from noncontrolling interests was $51,800 and $100,700 for the 2009 Quarter and Period, respectively, and $52,800 and $110,200 for the 2008 Quarter and Period, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income (loss) attributable to the controlling interests from continuing operations was $6.1 million and $16.6 million for the 2009 Quarter and Period, respectively, and $3.7 million and ($0.1 million) for the 2008 Quarter and Period, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the 2009 Quarter and Period and the 2008 Quarter and Period, and are not included in our earnings per share calculations.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of June 30, 2009 and December 31, 2008, deferred financing costs of $19.6 million and $21.3 million, respectively, net of accumulated amortization of $9.5 million and $9.0 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense for properties classified as continuing operations totaled $0.8 million and $1.7 million for the 2009 Quarter and Period, respectively, and $0.9 million and $1.8 million for the 2008 Quarter and Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of June 30, 2009 and December 31, 2008, deferred leasing costs of $33.6 million and $31.3 million, respectively, net of accumulated amortization of $11.6 million and $10.4 million, were included in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $1.1 million and $2.2 million for the 2009 Quarter and Period, respectively, and $0.9 million and $1.8 million for the 2008 Quarter and Period, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $19.0 million and $37.8 million for the 2009 Quarter and Period, respectively, and $17.0 million and $33.6 million for the 2008 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million and $0.7 million for the 2009 Quarter and Period, respectively, and $0.7 million and $1.6 million for the 2008 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with FAS 157. There were no property impairments recognized during the 2009 and 2008 Quarters and Periods.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of June 30, 2009 or December 31, 2008.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$40.5	$18.6	$21.9	$40.9	$16.1	$24.8
Leasing commissions/absorption costs	$50.2	$19.7	$30.5	$50.7	$16.3	$34.4
Below-market ground lease asset	$12.1	$0.3	$11.8	$12.1	$0.2	$11.9
Net lease intangible assets	$9.7	$5.9	$3.8	$9.8	$5.4	$4.4
Net lease intangible liabilities	$32.7	$12.6	$20.1	$33.0	$10.3	$22.7

Amortization of these components combined was $2.4 million and $4.8 million for the 2009 Quarter and Period, respectively, and $2.5 million and $4.7 million for the 2008 Quarter and Period.

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

Restricted Cash

Restricted cash at June 30, 2009 and December 31, 2008 consisted of $21.0 million and $18.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, SFAS No. 157, Fair Value Measurements, requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities. The only assets or liabilities we had at June 30, 2009 and December 31, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and interest rate hedge contracts. Our valuations related to these items are based on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30, 2009				December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$0.8	$—	$0.8	$—	$0.6	$—	$0.6	$—
Liabilities:
Derivatives	$1.8	$—	$1.8	$—	$2.3	$—	$2.3	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under FAS 133 (see Note 6 to the consolidated financial statements for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The hedges were deemed effective for the 2009 and 2008 Quarters and Periods, as applicable.

The fair value and balance sheet location of the interest rate swaps as of June 30, 2009 and December 31, 2008, are as follows (in millions):

	June 30, 2009 Fair Value	December 31, 2008 Fair Value

Accounts payable and other liabilities	$1.8	$2.3

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
	Fair Value	Fair Value	Fair Value	Fair Value

Change in other comprehensive income (loss)	$0.2	$1.6	$0.5	$0.4

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$6,187	56,276	$0.11
Less: Net income attributable to noncontrolling interests	(52)	56,276	—
Allocation of undistributed earnings to unvested restricted share awards and units	(22)	56,276	—

Income from continuing operations attributable to the controlling interest	6,113	56,276	0.11
Income from discontinued operations, including gain on sale of real estate	6,955	56,276	0.12

Net income attributable to the controlling interests	13,068	56,276	0.23
Effect of dilutive securities:
Employee stock options	—	1
Diluted earnings:
Income from continuing operations attributable to the controlling interests	6,113	56,277	0.11
Income from discontinued operations attributable to the controlling interests	6,955	56,277	0.12

Net income attributable to the controlling interests	$13,068	56,277	$0.23

	Quarter Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$3,756	47,933	$0.08
Less: Net income attributable to noncontrolling interests	(53)	47,933	—
Allocation of undistributed earnings to unvested restricted share awards and units	(43)	47,933	—

Income (loss) from continuing operations attributable to the controlling interest	3,660	47,933	0.08
Income from discontinued operations, including gain on sale of real estate	16,247	47,933	0.34

Net income attributable to the controlling interests	19,907	47,933	0.42
Effect of dilutive securities:
Employee stock options	—	100
Diluted earnings:
Income from continuing operations attributable to the controlling interests	3,660	48,033	0.08
Income from discontinued operations, including gain on sale of real estate	16,247	48,033	0.33

Net income attributable to the controlling interests	$19,907	48,033	$0.41

	Period Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$16,670	54,604	$0.30
Less: Net income attributable to noncontrolling interests	(101)	54,604	—
Allocation of undistributed earnings to unvested restricted share awards and units	(83)	54,604	—

Income from continuing operations attributable to the controlling interest	16,486	54,604	$0.30
Income from discontinued operations, including gain on sale of real estate	7,372	54,604	0.14

Net income attributable to the controlling interests	23,858	54,604	0.44
Effect of dilutive securities:
Employee stock options	—	1
Diluted earnings:
Income from continuing operations attributable to the controlling interests	16,486	54,605	0.30
Income from discontinued operations, including gain on sale of real estate	7,372	54,605	0.14

Net income attributable to the controlling interests	$23,858	54,605	$0.44

	Period Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Loss from continuing operations	$(43)	47,278	$—
Less: Net income attributable to noncontrolling interests	(110)	47,278	—
Allocation of undistributed earnings to unvested restricted share awards and units	(9)	47,278	—

Income (loss) from continuing operations attributable to the controlling interest	(162)	47,278	—
Income from discontinued operations, including gain on sale of real estate	17,379	47,278	0.36

Net income attributable to the controlling interests	17,217	47,278	0.36
Effect of dilutive securities[1]:
Employee stock options	—	—
Diluted earnings:
Income (loss) from continuing operations attributable to the controlling interests	(162)	47,278	—
Income from discontinued operations, including gain on sale of real estate	17,379	47,278	0.36

Net income attributable to the controlling interests	$17,217	47,278	$0.36

[1]

The 2008 Period had a loss from continuing operations. Therefore, the diluted earnings per share did not assume the exercise of 99,000 potentially dilutive employee stock options, as the impact would have been antidilutive.

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $1.8 million and $2.3 million as of June 30, 2009 and December 31, 2008, respectively, to account for the change in valuation of an interest rate swap agreement that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2009	December 31, 2008
Office	$1,021,845	$1,014,771
Medical office	369,566	367,651
Retail	267,361	266,897
Multifamily	318,526	316,837
Industrial/flex	315,980	314,596

	$2,293,278	$2,280,752

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

The cost of our real estate portfolio in development is as follows (in thousands):

	June 30, 2009	December 31, 2008
Office	$18,772	$18,453
Medical office	4,992	4,815
Retail	288	239
Multifamily	88	225
Industrial/flex	—	—

	$24,140	$23,732

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

As of June 30, 2009, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

WRIT did not acquire any properties during the 2009 Period.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by SFAS No. 144 (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We have two properties classified as held for sale or sold, as follows (in thousands):

	June 30, 2009	December 31, 2008
Multifamily	$—	$17,227
Industrial	4,915	4,935

Less accumulated depreciation	(1,077)	(5,754)

	$3,838	$16,408

We sold two properties in 2008. The two sold properties, Sullyfield Center and The Earhart Building, were classified as held for sale in November 2007, and sold on June 6, 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million, in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

We sold one property and classified one property as held for sale in 2009. A multifamily property, Avondale, was sold on May 13, 2009 for a contract sales price of $19.8 million that resulted in a gain on sale of $6.7 million. In March, 2009, Charleston Business Center, an industrial property, met the criteria specified in FAS 144 necessary for classification as held for sale and met the criteria specified in EITF 03-13 requiring reporting as discontinued operations. Senior management has committed to, and actively embarked upon, plans to sell the asset, and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indication that the plan will be significantly altered or abandoned. Depreciation on this property has been discontinued as of the date it was classified as held for sale, but operating revenues and other operating expenses continue to be recognized until the date of sale. Under FAS 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
Revenues	$571	$1,861	$1,499	$3,891
Property expenses	(283)	(686)	(767)	(1,392)
Depreciation and amortization	(7)	(203)	(34)	(395)

	$281	$972	$698	$2,104

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended June 30,		Periods Ended June 30,
Property	Segment	2009	2008	2009	2008
Sullyfield Center	Industrial	$—	$469	$—	$1,065
The Earhart Building	Industrial	—	170	—	421
Avondale	Multifamily	80	136	392	247
Charleston	Industrial	201	197	306	371

		$281	$972	$698	$2,104

Subsequent to the end of the 2009 Period, we sold Tech 100, an industrial property, for a contract sales price of $10.5 million and Brandywine Center, an office property, for $3.3 million (see Note 13 to the consolidated financial statements). As of June 30, 2009, Tech 100 and Brandywine Center did not meet the criteria specified in FAS 144 necessary for classification as held for sale. Therefore they are classified with continuing operations in these consolidated financial statements and notes thereto (in thousands):

	June 30, 2009	December 31, 2008
Tech 100	9,124	9,106
Brandywine Center	3,050	3,050

Less accumulated depreciation	(4,531)	(4,299)

	$7,643	$7,857

Operating results of Tech 100 and Brandywine are summarized as follows (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
Revenues	$428	$457	$925	$1,132
Property expenses	(162)	(192)	(372)	(386)
Depreciation and amortization	(123)	(119)	(246)	(275)

	$143	$146	$307	$471

Operating income by property sold after the end of the 2009 Quarter is summarized below (in thousands):

		Quarters Ended June 30,		Periods Ended June 30,
Property	Segment	2009	2008	2009	2008
Tech 100	Industrial	$116	$83	$238	$332
Brandywine Center	Office	27	63	69	139

		$143	$146	$307	$471

NOTE 4: MORTAGE NOTES PAYABLE

	(in thousands)
	June 30, 2009	December 31, 2008

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bears interest at 7.14% per annum and interest only is payable monthly until October 1, 2009, at which time all unpaid principal and interest are payable in full. Subsequent to the end of the 2009 Quarter, on July 1, 2009, we prepaid this mortgage note payable in its entirety (see Note 13 to the consolidated financial statements).	$50,000	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	45,439	45,811

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,840	9,992

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,291	19,610

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	23,052	23,304

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,201	5,278

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,642	4,684

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,391	8,468

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	32,495	32,815

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	22,084	22,277

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,749	20,897

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,184	5,291

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029

On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	92,457	91,830

On February 17, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	37,384	—

	$457,238	$421,286

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the probability that the mortgage will not be paid off on August 11, 2010, the date reflected in the future maturities schedule is August 11, 2033.

Total carrying amount of the above mortgaged properties was $730.3 million and $666.0 million at June 30, 2009 and December 31, 2008, respectively. Scheduled principal payments for the remaining six months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

Principal Payments
2009	$52,188
2010	4,458
2011	13,788
2012	21,823
2013	107,123
Thereafter	265,617

464,997
Net discounts/premiums	(7,759)

Total	$457,238

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2009, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had no balance outstanding as of June 30, 2009 related to Credit Facility No. 1, and $5.4 million in letters of credit issued, with $69.6 million unused and available for subsequent acquisitions or capital improvements. We had no balance outstanding under this facility at December 31, 2008. We borrowed $16.0 million during the 2009 Quarter to fund repurchases of convertible debt. We repaid the $16.0 million during the 2009 Quarter using proceeds from the May 2009 equity offering. During the 2008 Quarter we had no borrowings and repaid $37.0 million using proceeds from the June 2008 equity offering.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June, 2011. Interest only payments are due and payable generally on a monthly basis. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $5,300, representing an average interest rate of 0.92%. For the 2008 Quarter and Period, we recognized interest expense (excluding facility fees) of $0.6 million and $1.4 million, respectively, representing an average interest rate of 5.36% and 5.27%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 Quarter and Period, we incurred facility fees of $28,400 and $56,600, respectively. For the 2008 Quarter and Period, we incurred facility fees of $28,400 and $46,300, respectively.

Credit Facility No. 2

We had $15.0 million outstanding as of June 30, 2009 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $246.1 million unused and available for subsequent acquisitions or capital improvements. $67.0 million was outstanding under this facility at December 31, 2008. During the 2009 Quarter, we borrowed $26.0 million to fund repurchases of convertible debt and repaid $59.0 million with proceeds from the May 2009 equity offering. During the 2008 Quarter we repaid $122.5 million using proceeds from the June 2008 offering and new mortgage notes

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in November, 2010. Interest only payments are due and payable generally on a monthly basis. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $59,900 and $180,200, respectively, representing an average interest rate of 1.19% and 1.00%, respectively. For the 2008 Quarter and Period, we recognized interest expense (excluding facility fees) of $1.2 million and $2.8 million, respectively, representing an average interest rate of 5.58% and 5.33%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $262.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 Quarter and Period, we incurred facility fees of $98,300 and $196,100, respectively. For the 2008 Quarter and Period, we incurred facility fees of $99,300 and $192,500, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of June 30, 2009.

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

During the fourth quarter of 2008, we repurchased $16.0 million of the convertible notes at 75.0% of par, resulting in a gain on extinguishment of debt of $2.9 million. During the first quarter of 2009, we repurchased $48.6 million of the convertible notes at 80.0% to 84.0% of par, resulting in a gain on extinguishment of debt of $5.8 million. During the 2009 Quarter, we repurchased $40.8 million of the convertible notes at 84.0% to 92.0% of par, resulting in a gain on extinguishment of debt of $1.2 million. No repurchases were made during the 2008 Quarter or Period. As of June 30, 2009, the amount outstanding on the convertible notes is $154.6 million.

On January 1, 2009 we adopted the convertible debt FSP (see Notes 2 and 11 to the consolidated financial statements), which resulted in the reclassification of $21.0 million of our convertible notes’ original carrying amount into shareholders’ equity. The amortization of the resulting discount on the convertible notes is recognized as interest expense. The effective interest rate on the liability component of the convertible notes was 5.875% for the 2009 and 2008 Quarters and Periods. The interest expense recognized relating to the contractual interest coupon was $1.6 million and $3.8 million for the 2009 Quarter and Period, respectively. The additional interest expense recognized relating to the amortization of the discount was $0.7 million and $1.7 million for the 2009 Quarter and Period, respectively. The interest expense recognized relating to the contractual interest coupon was $2.5 million and $5.0 million for the 2008 Quarter and Period, respectively. The additional interest expense recognized relating to the amortization of the discount was $1.1 million and $2.1 million for the 2008 Quarter and Period, respectively. The carrying amount of the equity component as of June 30, 2009 and December 31, 2008 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	June 30, 2009	December 31, 2008
Principal, gross	$154,635	$244,000
Unamortized discount	(6,315)	(12,047)

Principal, net	$148,320	$231,953

The remaining discount is being amortized through September, 2011, on the effective interest method.

During the first quarter of 2008, we repaid the $60 million outstanding principal balance under our 6.74% 10-year Mandatory Par Put Remarketed Securities (“MOPPRS”) notes. The total aggregate consideration paid to repurchase the notes was $70.8 million, which amount included the $8.7 million remarketing option value paid to the remarketing dealer and accrued interest paid to the holders. The loss on extinguishment of debt was $8.4 million, net of unamortized loan premium costs, upon settlement of these securities.

On February 21, 2008, we entered into a $100 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank, National Association. The Term Loan had a maturity date of February 19, 2010 and bore interest at our option of LIBOR plus 1.50% or Wells Fargo’s prime rate.

On May 7, 2009, we entered into an agreement to modify the Term Loan with Wells Fargo, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the Term Loan from LIBOR plus 1.50% to LIBOR plus 2.75%. To hedge our exposure to interest rate fluctuations on the Term Loan, we previously had entered into an interest rate swap on a notional amount of $100 million through the original maturity date of February 19, 2010. This interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The current interest rate, taking into account the swap, is 5.70% (2.95% plus 275 basis points). On May 6, 2009, we entered into a forward interest rate swap on a notional amount of $100 million for the period from February 20, 2010 through the maturity date of November 1, 2011. This forward interest rate swap has the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.10% from February 20, 2010 through November 1, 2011. The interest rate for that time period, taking into account the forward interest rate swap, will be 4.85% (2.10% plus 275 basis points). The forward interest rate swap agreement will settle contemporaneously with the maturity of the loan. These swaps qualify as a cash flow hedges as discussed in Note 2.

The following is a summary of our unsecured note borrowings (in thousands):

	June 30, 2009	December 31, 2008
5.70% term loan due 2011	$100,000	$100,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	154,635	244,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(7,532)	(13,352)
Premium on notes issued	25	31

Total	$807,128	$890,679

The required principal payments excluding the effects of note discounts or premium for the remaining six months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

2009	$—
2010	—
2011(1)	404,635
2012	50,000
2013	60,000
Thereafter	300,000

$814,635

(1)

We reflect the 3.875% convertible notes as maturing in 2011 on this schedule due to the fact that we may redeem them at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date on or after September 20, 2011. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of June 30, 2009.

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

	2009
	Shares	Wtd Avg Ex Price
Outstanding at January 1	317,000	$25.31
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at June 30	317,000	$25.31
Exercisable at June 30	317,000	$25.31

The 317,000 options outstanding at June 30, 2009, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.31 and a weighted average remaining contractual life of 3.0 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2009 and December 31, 2008 was zero and $0.9 million, respectively. The aggregate intrinsic value of options exercised in the 2008 Period was $1.1 million. There were no options forfeited in the 2009 and 2008 Quarters or Periods.

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

With respect to the performance share units, performance targets will be set annually based on appropriate benchmarks with minimum and maximum payout thresholds. The grants and each award are based on cumulative performance over three years, and performance share units cliff vest at the end of the three year period. These performance share units are based on three-year cumulative performance targets set at the beginning of each year, as such, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, WRIT estimates the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. $128,000 and $154,000 were recognized during the 2008 Quarter and Period, respectively, related to the 2006 performance share units. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $602,000 of which $73,000 and ($334,000) were recognized during the 2009 Quarter and Period, respectively, with minimal expense recognized during the 2008 Quarter and Period. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $1.1 million of which $194,000 and $330,000 were recognized during the 2009 Quarter and Period, respectively, and $105,000 and $269,000 were recognized during the 2008 Quarter and period, respectively. The estimated expense related to the 2009 performance share units at the end of the three-year period is approximately $2.4 million of which $227,000 and $404,000 were recognized during the 2009 Quarter and Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

Under the 2007 Plan described in Note 2 to the consolidated financial statements, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 876 and 4,783 restricted share units to officers in 2008 and 2007, respectively, pursuant to elective short term incentive deferrals. During 2008, WRIT granted 263 restricted share units on dividends. In 2009, WRIT granted 267 restricted share units on dividends.

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

	Shares	Wtd Avg Grant Price
2007	67,355	$32.85
2008	49,004	$26.16
2009	267	$19.52

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

The following are tables of activity for the period ended June 30, 2009 related to our share grants and restricted share unit grants.

Share Grants

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	312,006	$29.21
Unvested at January 1	34,849	$35.04
Granted	—	—
Vested during year	(30,412)	$35.33
Expired/Forfeited	—	—

Unvested at June 30	4,437	$32.98
Vested at June 30	342,418	$29.76

The total fair value of shares vested during the period ending June 30, 2009 was $0.6 million. As of June 30, 2009, the total compensation cost related to non-vested share awards not yet recognized was $0.1 million, which is expected to be recognized over a weighted average period of 14 months on a straight-line basis.

Restricted Share Units

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	28,914	$35.00
Unvested at January 1	106,562	$30.63
Granted	267	$19.52
Vested during year	(16,919)	$34.77
Expired/Forfeited	(211)	$28.87

Unvested at June 30	89,699	$29.82
Vested at June 30	45,833	$34.90

The value of unvested restricted share units at June 30, 2009 was $2.5 million, which is expected to be recognized as compensation cost over a weighted average period of 42 months on a straight-line basis.

Total compensation expense recognized for share based awards, including share grants and restricted share units, in the 2009 Quarter and Period was $0.4 million and $1.1 million, respectively and $0.5 million and $1.0 million for the 2008 Quarter and Period, respectively. The expense related to the 2009 Period includes $0.1 million related to the accelerated vesting of the departed Chief Financial Officer’s share grant awards as required by SFAS No. 123R – Share Based Payments.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, WRIT may make discretionary contributions on behalf of eligible employees. WRIT made contributions to the 401K plan of $0.1 million and $0.2 million for the 2009 Quarter and Period, respectively, and $0.1 million and $0.2 million for the 2008 Quarter and Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of our general assets. The deferred compensation liability was $0.9 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At June 30, 2009 and December 31, 2008, the accrued benefit liability was $1.7 million and $1.9 million, respectively. For the 2009 Quarter and Period, we recognized current service cost of $31,000 and $62,000, respectively. For the 2008 Quarter and Period, we recognized current service cost of $33,000 and $66,000, respectively. On December 31, 2006, WRIT adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106, and 132(r) (“FAS 158”), required WRIT to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of FAS 158 did not have an effect on WRIT’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect WRIT’s operating results in future periods. WRIT currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest, offset by the corresponding change in the liability. We account for this plan in accordance with

EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2009 Quarter and Period, we recognized current service cost of $50,000 and $111,000, respectively. For the 2008 Quarter and Period, we recognized current service cost of $76,000 and $161,000, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

FSP 107-1 extends the requirements of FAS 107 to disclose the fair value of financial instruments in interim periods. The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2009 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2009.

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

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	As of June 30, 2009		As of December 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$79,484	$79,484	$30,697	$30,697
2445 M Street note receivable	$6,831	$8,104	$7,331	$7,331
Interest rate hedge liability	$1,808	$1,808	$2,335	$2,335
Mortgage notes payable	$457,238	$445,000	$421,286	$408,089
Lines of credit payable	$15,000	$15,000	$67,000	$67,000
Notes payable	$807,128	$750,639	$890,679	$712,763

NOTE 10: SEGMENT INFORMATION

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

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
Office	44%	42%	44%	42%
Medical office	15%	16%	15%	16%
Retail	13%	15%	13%	15%
Multifamily	15%	13%	15%	12%
Industrial	13%	14%	13%	15%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	June 30, 2009	December 31, 2008
Office	44%	44%
Medical office	16%	16%
Retail	12%	12%
Multifamily	14%	14%
Industrial	14%	14%

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

The following table presents real estate rental revenue and net operating income for the 2009 and 2008 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended June 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,986	$11,033	$10,233	$11,605	$9,895	$—	$76,752
Real estate expenses	12,124	3,566	2,565	4,696	2,639	—	25,590

Net operating income	$21,862	$7,467	$7,668	$6,909	$7,256	$—	$51,162

Depreciation and amortization							(23,501)
Interest expense							(19,316)
General and administrative							(3,716)
Other income							339
Gain on extinguishment of debt, net							1,219
Gain on sale of real estate							6,674
Income from discontinued operations							281

Net income							13,142
Less: Net income attributable to noncontrolling interests							(52)

Net income attributable to the controlling interests							$13,090

Capital expenditures	$5,296	$1,278	$455	$1,064	$625	$67	$8,785

Total assets	$939,784	$342,693	$227,252	$246,385	$264,135	$90,563	$2,110,812

	Quarter Ended June 30, 2008
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$28,716	$10,869	$10,341	$8,789	$10,024	$—	$68,739
Real estate expenses	9,810	3,439	2,411	4,130	2,520	—	22,310

Net operating income	$18,906	$7,430	$7,930	$4,659	$7,504	$—	$46,429

Depreciation and amortization							(20,995)
Interest expense							(18,840)
General and administrative							(3,058)
Other income							220
Gain on sale of real estate							15,275
Income from discontinued operations							972

Net income							20,003
Less: Net income attributable to noncontrolling interests							(53)
Net income attributable to the controlling interests							$19,950

Capital expenditures	$5,840	$2,113	$1,291	$1,621	$1,830	$181	$12,876

Total assets	$761,747	$349,493	$233,775	$203,789	$272,041	$82,908	$1,903,753

	Period Ended June 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$68,395	$22,518	$20,813	$22,774	$20,112	$—	$154,612
Real estate expenses	24,843	7,499	5,438	9,585	5,629	—	52,994

Net operating income	$43,552	$15,019	$15,375	$13,189	$14,483	$—	$101,618

Depreciation and amortization							(46,776)
Interest expense							(38,997)
General and administrative							(6,898)
Other income							659
Gain on extinguishment of debt, net							7,064
Gain on sale of real estate							6,674
Income from discontinued operations							698

Net income							24,042
Less: Net income attributable to noncontrolling interests							(101)

Net income attributable to the controlling interests							$23,941

Capital expenditures	$7,485	$2,157	$504	$1,578	$1,532	$141	$13,397

	Period Ended June 30, 2008
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$58,417	$21,603	$20,987	$16,921	$20,157	$—	$138,085
Real estate expenses	20,355	6,949	4,683	7,971	5,030	—	44,988

Net operating income	$38,062	$14,654	$16,304	$8,950	$15,127	$—	$93,097

Depreciation and amortization							(41,328)
Interest expense							(37,740)
General and administrative							(6,081)
Other income							458
Loss on extinguishment of debt							(8,449)
Gain on sale of real estate							15,275
Income from discontinued operations							2,104

Net income							17,336
Less: Net income attributable to noncontrolling interests							(110)
Net income attributable to the controlling interests							$17,226

Capital expenditures	$7,913	$3,074	$1,656	$2,951	$2,422	$224	$18,240

NOTE 11: CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE DEBT

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. We adopted FSP 14-1 effective for the fiscal year beginning January 1, 2009. FSP 14-1 required retrospective application, and has been applied to all periods presented in these consolidated financial statements. This guidance significantly impacted the accounting of our convertible debt by requiring bifurcation of a component of the debt, classification of that component in stockholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to our nonconvertible debt borrowing rate. The adoption of FSP 14-1 impacted operating results with higher interest expense and lower gain on extinguishment of the convertible debt. The effective interest rate on the liability component of the convertible notes is 5.875% for the 2009 and 2008 Quarters and Periods.

The following financial statement line items were affected by this accounting change for the periods indicated (in thousands, except for per share amounts):

Consolidated statements of income:

	For the Quarter Ended June 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$18,401	$19,316	$(915)
Gain on extinguishment of debt	$2,731	$1,219	$(1,512)
Income from continuing operations	$8,614	$6,187	$(2,427)
Net income attributable to the controlling interests	$15,517	$13,090	$(2,427)
Earnings per share, diluted	$0.27	$0.23	$(0.04)

	For the Quarter Ended June 30, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$17,582	$18,840	$(1,258)
Income from continuing operations	$5,014	$3,756	$(1,258)
Net income attributable to the controlling interest	$21,208	$19,950	$(1,258)
Earnings per share, diluted	$0.44	$0.41	$(0.03)

	For the Period Ended June 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$36,888	$38,997	$(2,109)
Gain on extinguishment of debt	$10,082	$7,064	$(3,018)
Income from continuing operations	$21,797	$16,670	$(5,127)
Net income attributable to the controlling interests	$29,068	$23,941	$(5,127)
Earnings per share, diluted	$0.53	$0.44	$(0.09)

	For the Period Ended June 30, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$35,246	$37,740	$(2,494)
Income (loss) from continuing operations	$2,451	$(43)	$(2,494)
Net income attributable to the controlling interest	$19,720	$17,226	$(2,494)
Earnings per share, diluted	$0.41	$0.36	$(0.05)

Consolidated balance sheets:

	As of June 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Income producing property	$1,852,385	$1,852,995	$610
Development in progress	$24,005	$24,140	$135
Prepaid expenses and other assets	$102,920	$100,835	$(2,085)
Total assets	$2,112,152	$2,110,812	$(1,340)

Notes payable	$813,582	$807,128	$(6,454)
Total liabilities	$1,376,511	$1,370,057	$(6,454)

Additional paid in capital	$880,569	$901,603	$21,034
Distributions in excess of net income	$(147,505)	$(163,425)	$(15,920)
Total equity	$735,641	$740,755	$5,114

Total liabilities and equity	$2,112,152	$2,110,812	$(1,340)

	As of December 31, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Income producing property	$1,865,611	$1,866,221	$610
Development in progress	$23,630	$23,732	$102
Prepaid expenses and other assets	$115,295	$112,599	$(2,696)
Total assets	$2,111,391	$2,109,407	$(1,984)

Notes payable	$902,900	$890,679	$(12,221)
Total liabilities	$1,481,203	$1,468,982	$(12,221)

Additional paid in capital	$756,341	$777,375	$21,034
Distributions in excess of net income	$(128,139)	$(138,936)	$(10,797)
Total equity	$630,188	$640,425	$10,237

Total liabilities and equity	$2,111,391	$2,109,407	$(1,984)

NOTE 12: SHAREHOLDERS’ EQUITY

During the 2009 Quarter, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. The net proceeds were used to repay borrowing under our unsecured lines of credit and for general corporate purposes.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. During the 2009 Period, we issued 558,268 million common shares under this program, at a weighted average price of $26.47 raising $14.6 million in net proceeds. During 2008, we issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

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

NOTE 13: SUBSEQUENT EVENTS

On July 1, 2009, we prepaid the $50 million mortgage note that was to mature in October 2009. This prepayment unencumbered five multifamily properties in Virginia: Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and The Ashby at McLean. There was no penalty for prepayment of this mortgage note.

Subsequent to the end of the 2009 Quarter, we completed the sale of Tech 100, an industrial property, for a contract sales price of $10.5 million and an estimated gain on disposal of $4.2 million.

Subsequent to the end of the 2009 Quarter, we completed the sale of Brandywine Center, an office property, for a contract sales price of $3.3 million and an estimated gain on disposal of $1.0 million.

Subsequent to the end of the 2009 Quarter, we executed repurchases totaling $2.1 million of the face value of our 3.875% convertible notes at 94.875% of par.

Subsequent events have been evaluated through August 7, 2009, the date of issuance for these consolidated financial statements and notes thereto.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009, as well as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2009 .

We refer to the three months ended June 30, 2009 and June 30, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively, and the six months ended June 30, 2009 and June 30, 2008 as the “2009 Period” and the “2008 Period”, respectively.

Forward-Looking Statements

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in our 2008 Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in that report, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of the current credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy; (u) the impact of newly adopted accounting principles; and (v) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2009, we owned a diversified portfolio of 92 properties, consisting of 28 office properties, 22 industrial/flex properties, 17 medical office properties, 14 retail centers, and 11 multifamily properties, encompassing in the aggregate 13.3 million net rentable square feet, and land for development. Subsequent to the end of the 2009 Quarter, we completed the sales of Tech 100, a 166,000 square foot industrial property, and Brandywine Center, a 35,000 square foot office property. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results of operations in the 2009 Quarter were primarily impacted by acquisitions in 2008, development properties placed into service, dispositions and the performance of our core portfolio. We completed acquisitions and dispositions totaling $257.4 million and $41.1 million, respectively, during 2008. We placed into service from development at the end of 2007 and during 2008 two multifamily properties and one office property. The performance of our core portfolio, consisting of properties owned for the entirety of the 2009 and 2008 Quarters, declined compared to the 2008 Quarter, primarily due to lower occupancy and higher bad debt expense.

We summarize below our significant transactions during the 2009 and 2008 Periods:

2009 Period

•	The completion of a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds.

•	The disposition of one multifamily property, Avondale, for a contract sales price of $19.75 million and a gain on sale of $6.7 million.

•

The execution of an agreement to modify our $100.0 million unsecured term loan with Wells Fargo Bank, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points.

•	The issuance of 0.6 million common shares at a weighted average price of $26.47 under our sales agency financing agreement, raising $14.6 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•	The repurchase of $89.4 million of our 3.875% convertible notes at 80% to 92% of par, resulting in a gain on extinguishment of debt of $7.1 million.

•	The execution of new leases for 793,800 square feet of commercial space, with an average rental rate increase of 13.2% over expiring leases.

2008 Period

•

The acquisition of one medical office building for $6.5 million, adding approximately 36,000 square feet which was 100% leased at the end of the 2008 Period. The sellers of this property agreed to lease 37% of the building’s space for a period of 12 to 18 months.

•	The sale of two industrial properties for a contract sales price of $41.1 million, resulting in a gain on sale of $15.3 million.

•	The completion of a public offering of 2.6 million common shares priced at $34.80 per share, raising $86.7 million in net proceeds.

•	The execution of three mortgage loans totaling approximately $81 million at a fixed rate of 5.71%, secured by three multifamily properties.

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

•	The exercise of the right to increase the capacity of the unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•	The execution of new leases for 470,000 square feet of commercial space, with an average rental rate increase of 18.0% over expiring leases.

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

Included in our accounts receivable balance as of June 30, 2009 and December 31, 2008, are notes receivable balances of $8.3 million and $8.6 million, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $19.0 million and $37.8 million for the 2009 Quarter and Period, respectively, and $17.0 million and $33.6 million for the 2008 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million and $0.7 million for the 2009 Quarter and Period, respectively, and $0.7 million and $1.6 million for the 2008 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with FAS 157. There were no property impairments recognized during the 2009 and 2008 Quarters and Periods.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of June 30, 2009 or December 31, 2008.

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale were treated as a distribution to shareholders. In May 2009, a multifamily property, Avondale, was sold for a gain of $6.7 million. It is anticipated that the proceeds from the gain will be treated as a distribution to shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the six month periods ended June 30, 2009 and 2008.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2009 and 2008 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. No properties were acquired during the 2009 Period, and four properties were acquired during or subsequent to the 2008 Period. Also classified as non-core are three development properties placed into service in 2008 and 2007. One property was sold and one property was classified as held for sale during the 2009 Period, and two properties were sold during 2008. These held for sale and sold properties are classified as discontinued operations for the 2009 and 2008 Quarters and Periods.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Minimum base rent	$66,753	$59,918	$6,835	11.4%	$133,041	$119,530	$13,511	11.3%
Recoveries from tenants	8,925	7,797	1,128	14.5%	19,436	15,597	3,839	24.6%
Provisions for doubtful accounts	(1,684)	(1,385)	(299)	21.6%	(3,141)	(2,141)	(1,000)	46.7%
Lease termination fees	272	386	(114)	(29.5)%	460	720	(260)	(36.1)%
Parking and other tenant charges	2,486	2,023	463	22.9%	4,816	4,379	437	10.0%

	$76,752	$68,739	$8,013	11.7%	$154,612	$138,085	$16,527	12.0%

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

Minimum Base Rent: Minimum base rent increased by $6.8 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($6.4 million), combined with a $0.4 million increase in minimum base rent from core properties due to higher rental rates in all segments, offset by higher vacancy in all segments.

Minimum base rent increased by $13.5 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($13.0 million), combined with a $0.5 million increase in minimum base rent from core properties due to higher rental rates in all segments, offset by higher vacancy in all segments.

Recoveries from Tenants: Recoveries from tenants increased by $1.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.5 million), combined with a $0.4 million decrease in recoveries from tenants from core properties primarily due to lower common area maintenance reimbursements ($1.0 million) offset by higher real estate tax reimbursements ($0.5 million).

Recoveries from tenants increased by $3.8 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($3.2 million), combined with a $0.6 million increase in recoveries from tenants from core properties primarily due to higher real estate tax reimbursements ($0.8 million) and electricity reimbursements ($0.4 million), offset by lower common area maintenance reimbursements ($0.7 million).

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.3 million in the 2009 Quarter as compared to the 2008 Quarter, primarily in the retail segment ($0.2 million).

Provisions for doubtful accounts increased by $1.0 million in the 2009 Period as compared to the 2008 Period, primarily in the office ($0.8 million) and retail ($0.4 million) segments. The increase in provisions for doubtful accounts for both the 2009 Quarter and Period reflects the impact of the national economic recession.

Lease Termination Fees: Lease termination fees were relatively flat, decreasing by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter.

Lease termination fees decreased by $0.3 million in the 2009 Period as compared to the 2008 Period, primarily in the office segment ($0.3 million).

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.5 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($0.3 million), combined with a $0.2 million increase from core properties.

Parking and other tenant charges increased by $0.4 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($0.5 million), offset by a $0.1 million decrease in core properties.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended June 30,			Periods Ended June 30,
	2009	2008	Change	2009	2008	Change
Office	93.0%	94.1%	(1.1)%	92.8%	94.8%	(2.0)%
Medical Office	95.9%	97.2%	(1.3)%	96.2%	97.5%	(1.3)%
Retail	95.0%	95.1%	(0.1)%	95.1%	95.2%	(0.1)%
Multifamily	90.6%	80.1%	10.5%	89.0%	79.4%	9.6%
Industrial	90.2%	93.2%	(3.0)%	90.4%	93.9%	(3.5)%

Total	92.9%	92.3%	0.6%	92.6%	92.7%	(0.1)%

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy increased to 92.9% in the 2009 Quarter from 92.3% in the 2008 Quarter, driven by higher occupancy in the multifamily segment, which increased to 90.6% in the 2009 Quarter from 80.1% in the 2008 Quarter, driven by the lease-up during 2008 and 2009 of our development properties, Bennett Park and Clayborne Apartments. This was partially offset by higher vacancy in the commercial segments.

Our overall economic occupancy slightly decreased to 92.6% in the 2009 Period from 92.7% in the 2008 Period, driven by higher vacancy in the office, medical office and industrial segments. This decrease was substantially offset by the multifamily segment, which increased to 89.0% in the 2009 Period from 79.4% in the 2008 Period, driven by the lease-up during 2008 and 2009 of our development properties, Bennett Park and Clayborne Apartments.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
	2009	2008	$	%	2009	2008	$	%
Property operating expenses	$17,294	$15,528	$1,766	11.4%	$36,574	$31,696	$4,878	15.4%
Real estate taxes	8,296	6,782	1,514	22.3%	16,420	13,292	3,128	23.5%

	$25,590	$22,310	$3,280	14.7%	$52,994	$44,988	$8,006	17.8%

Real estate expenses as a percentage of revenue were 33.3% and 32.5% for the 2009 and 2008 Quarters, respectively, and 34.3% and 32.6% for the 2009 and 2008 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance and other operating expenses.

Property operating expenses increased $1.8 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.4 million), combined with a $0.5 million increase in property operating expenses from core properties driven by write-offs of tenant receivables ($0.6 million).

Property operating expenses increased $4.9 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($3.2 million), combined with a $1.8 million increase in property operating expenses from core properties driven by higher utilities costs ($1.0 million) caused by higher electricity rates, and write-offs of tenant receivables ($0.8 million).

Real Estate Taxes: Real estate taxes increased $1.5 million in the 2009 Quarter as compared to the 2008 Quarter due to the non-core properties ($0.9 million), combined with a ($0.6 million) increase in real estate taxes from core properties due primarily to higher rates and assessments across the portfolio.

Real estate taxes increased $3.1 million in the 2009 Period as compared to the 2008 Period due to the non-core properties ($1.9 million), combined with a ($1.2 million) increase in real estate taxes from core properties due primarily to higher rates and assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Depreciation and amortization	$23,501	$20,995	$2,506	11.9%	$46,776	$41,328	$5,448	13.2%
Interest expense	19,316	18,840	476	2.5%	38,997	37,740	1,257	3.3%
General and administrative	3,716	3,058	658	21.5%	6,898	6,081	817	13.4%

	$46,533	$42,893	$3,640	8.5%	$92,671	$85,149	$7,522	8.8%

Depreciation and Amortization: Depreciation and amortization expense increased by $2.5 million and $5.4 million in the 2009 Quarter and Period, respectively, due primarily to properties acquired or placed into service during 2008 of $340.3 million.

Interest Expense: Interest expense increased $0.5 million in the 2009 Quarter compared to the 2008 Quarter, reflecting a $3.0 million increase in mortgage interest due to entering into new mortgage notes during 2009 and 2008, as well as assuming a mortgage with the 2445 M Street acquisition in 2008. Also, capitalized interest decreased by $0.4 million due to placing development projects into service at the end of 2007 and during 2008. These increases were offset by lower interest on the unsecured lines of credit ($1.8 million) due to paydowns and lower interest rates, and lower interest on notes payable due to buybacks of the convertible notes during 2008 and 2009. The proceeds of the new mortgage notes were used to pay down floating rate credit facility debt and to repurchase a portion of the convertible notes.

Interest expense increased $1.3 million in the 2009 Period compared to the 2008 Period, driven by the same factors that caused the quarterly increase, as described in the preceding paragraph.

A summary of interest expense by debt type for the 2009 and 2008 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Notes payable	$12.1	$13.2	$(1.1)	(8.3)%	$25.0	$26.6	$(1.6)	(6.0)%
Mortgages	7.2	4.2	3.0	71.4%	14.0	7.9	6.1	77.2%
Lines of credit/short-term note payable	0.3	2.1	(1.8)	(85.7)%	0.7	4.8	(4.1)	(85.4)%
Capitalized interest	(0.3)	(0.7)	0.4	57.1%	(0.7)	(1.6)	0.9	56.3%

Total	$19.3	$18.8	$0.5	2.7%	$39.0	$37.7	$1.3	3.4%

General and Administrative Expense: General and administrative expense increased by $0.7 million and $0.8 million in the 2009 Quarter and Period, respectively. The increases were driven primarily by higher share based compensation expense and the expensing of pre-acquisition costs. Pre-acquisition costs were capitalized prior to the January 1, 2009 adoption of SFAS No. 141(R), Business Combinations (see Note 2 to the consolidated financial statements). In addition, general and administrative expenses for the 2009 Quarter and Period include a $0.2 million accrual for the outcome of a dispute related to the pending acquisition of a medical office property in Lansdowne, Virginia.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, used to otherwise support corporate needs or are distributed to our shareholders.

Avondale, a multifamily property, was classified as held for sale in September, 2008 and sold in May, 2009 for a contract sales price of $19.75 million that resulted in a gain on sale of $6.7 million. We classified Charleston Business Center, an industrial property, as held for sale in March, 2009. We classify properties as held for sale when they meet the criteria specified in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sales are expected to be completed within one year under terms usual and customary for such sales, with no indication that the plans will be significantly altered or abandoned. Depreciation on these properties was discontinued at the time they were classified as held for sale, but operating revenues and other operating expenses continue to be recognized until the dates of sale. Under SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the consolidated statements of income.

We sold two industrial properties in 2008. Sullyfield Center and the Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Revenues	$571	$1,861	$(1,290)	(69.3)%	$1,499	$3,891	$(2,392)	(61.5)%
Property expenses	(283)	(686)	403	58.7%	(767)	(1,392)	625	44.9%
Depreciation and amortization	(7)	(203)	196	96.5%	(34)	(395)	361	91.4%

Total	$281	$972	$(691)	71.1%	$698	$2,104	$(1,406)	66.8%

Income from operations of properties sold or held for sale decreased by $0.7 million and $1.4 million for the 2009 Quarter and Period, respectively, due to the sale of Avondale in May 2009, and the sale of Sullyfield Center and the Earhart Building in June 2008.

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

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$67,885	$67,987	$(102)	(0.2)%
Non-core (1)	8,867	752	8,115	—

Total real estate rental revenue	$76,752	$68,739	$8,013	11.7%

Real Estate Expenses
Core	$22,263	$21,306	$957	4.5%
Non-core (1)	3,327	1,004	2,323	231.4%

Total real estate expenses	$25,590	$22,310	$3,280	14.7%

NOI
Core	$45,622	$46,681	$(1,059)	(2.3)%
Non-core (1)	5,540	(252)	5,792	—

Total NOI	$51,162	$46,429	$4,733	10.2%

Reconciliation to Net Income
NOI	$51,162	$46,429
Other income	339	220
Interest expense	(19,316)	(18,840)
Depreciation and amortization	(23,501)	(20,995)
General and administrative expenses	(3,716)	(3,058)
Gain on extinguishment of debt	1,219	—
Gain on sale of real estate	6,674	15,275
Discontinued operations(2)	281	972

Net income	13,142	20,003
Less: Net income attributable to noncontrolling interests	(52)	(53)

Net income attributable to the controlling interest	$13,090	$19,950

	Quarters Ended June 30,
Economic Occupancy	2009	2008
Core	93.1%	94.5%
Non-core (1)	91.0%	30.6%

Total	92.9%	92.3%

(1)	Non-core properties include:

In development – Bennett Park, Clayborne Apartments and Dulles Station, Phase I

2008 acquisitions – Sterling Medical Office Building, Kenmore Apartments and 2445 M Street

(2)	Discontinued operations include gain on disposals and income from operations for:

2008 dispositions – Sullyfield Center and The Earhart Building

2009 disposition – Avondale

2009 held for sale – Charleston

Real estate rental revenue in the 2009 Quarter increased by $8.0 million as compared to the 2008 Quarter due to the acquisition or placing into service of two office properties, one medical office property and three multifamily properties, which added approximately 1.1 million square feet of net rentable space. These acquisition and development properties contributed $8.1 million of the increase. Real estate rental revenue from the core properties decreased by $0.1 million primarily due to lower core occupancy ($1.0 million) and higher bad debt ($0.3 million), offset by higher rental rates ($1.3 million).

Real estate expenses increased by $3.3 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $2.3 million of the increase. Real estate expenses from core properties increased by $1.0 million due primarily to higher real estate taxes ($0.6 million) and write-offs of tenant receivables ($0.6 million).

Core economic occupancy decreased to 93.1% in the 2009 Quarter from 94.5% in the 2008 Quarter due to lower core economic occupancy in all segments. Non-core economic occupancy increased to 91.0% in the 2009 Quarter from 30.6% in the 2008 Quarter, driven by the lease-up of our development properties in the multifamily segment. During the 2009 Quarter, 65.9% of the commercial square footage expiring was renewed as compared to 45.9% in the 2008 Quarter. During the 2009 Quarter, 558,900 commercial square feet were leased at an average rental rate of $29.71 per square foot, an increase of 13.8%, with average tenant improvements and leasing costs of $14.99 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$28,619	$28,716	$(97)	(0.3)%
Non-core (1)	5,367	—	5,367	—

Total real estate rental revenue	$33,986	$28,716	$5,270	18.4%

Real Estate Expenses
Core	$10,341	$9,649	$692	7.2%
Non-core (1)	1,783	161	1,622	—

Total real estate expenses	$12,124	$9,810	$2,314	23.6%

NOI
Core	$18,278	$19,067	$(789)	(4.1)%
Non-core (1)	3,584	(161)	3,745	—

Total NOI	$21,862	$18,906	$2,956	15.6%

	Quarters Ended June 30,
Economic Occupancy	2009	2008
Core	92.6%	94.1%
Non-core (1)	95.3%	—

Total	93.0%	94.1%

(1)	Non-core properties include:

In development – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $5.3 million in the 2009 Quarter as compared to the 2008 Quarter due to acquisition and development properties, which contributed $5.4 million. Real estate rental revenue from core properties decreased by $0.1 million primarily due to lower core occupancy ($0.5 million) and lower lease termination fees ($0.3 million), partially offset by higher rental rates ($0.7 million).

Real estate expenses in the office segment increased by $2.3 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $1.6 million of the increase. Real estate expenses from core properties increased by $0.7 million primarily due to write-offs of tenant receivables ($0.6 million) and higher real estate taxes ($0.2 million) caused by higher rates and assessments.

Core economic occupancy decreased to 92.6% in 2009 Quarter from 94.1% in the 2008 Quarter, driven by higher vacancy at One Central Plaza, 51 Monroe Street and 1220 19th Street. These were partially offset by higher economic occupancy at 600 Jefferson Plaza. Non-core economic occupancy of 95.3% reflects the lease-up of Dulles Station, Phase I and the 2008 acquisition of the fully occupied 2445 M Street. During the 2009 Quarter, 54.3% of the square footage that expired was renewed compared to 25.3% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 306,500 square feet of office space at an average rental rate of $41.03 per square foot, an increase of 17.6% over expiring leases, with average tenant improvements and leasing costs of $21.20 per square foot. Of the 306,500 square feet renewed, approximately 150,000 square feet is due to the renewal of The International Bank for Reconstruction and Development, one of the two development institutions that make up the World Bank, at 1776 G Street in Washington, DC.

Medical Office Segment:

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$10,880	$10,798	$82	0.8%
Non-core (1)	153	71	82	115.5%

Total real estate rental revenue	$11,033	$10,869	$164	1.5%

Real Estate Expenses
Core	$3,469	$3,408	$61	1.8%
Non-core (1)	97	31	66	212.9%

Total real estate expenses	$3,566	$3,439	$127	3.7%

NOI
Core	$7,411	$7,390	$21	0.3%
Non-core (1)	56	40	16	40.0%

Total NOI	$7,467	$7,430	$37	0.5%

	Quarters Ended June 30,
Economic Occupancy	2009	2008
Core	96.4%	97.6%
Non-core (1)	71.8%	60.8%

Total	95.9%	97.2%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.2 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to due to higher rental rates ($0.3 million), offset by lower expense reimbursements ($0.1 million) and lower occupancy ($0.1 million). The acquired property contributed $0.1 million to the increase.

Real estate expenses in the medical office segment increased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to higher real estate taxes ($0.1 million) caused by higher rates and assessments. The acquired property contributed $0.1 million to the increase.

Core economic occupancy decreased to 96.4% in the 2009 Quarter from 97.6% in the 2008 Quarter, driven by higher vacancy at 8301 Arlington Boulevard. Non-core economic occupancy reflects the vacant space at Sterling Medical Office Building. The sellers of Sterling Medical Office Building are reimbursing us for its vacant space for a period of 12 – 18 months from the acquisition date. During the 2009 Quarter, 76.1% of the square footage that expired was renewed compared to 67.7% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 56,800 square feet of medical office space at an average rental rate of $34.02, an increase of 7.8% over expiring leases, with average tenant improvements and leasing costs of $14.21 per square foot.

Retail Segment:

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$10,233	$10,341	$(108)	(1.0)%

Real Estate Expenses
Total	$2,565	$2,411	$154	6.4%

NOI
Total	$7,668	$7,930	$(262)	(3.3)%

	Quarters Ended June 30,
Economic Occupancy	2009	2008
Core	95.0%	95.1%

Real estate rental revenue in the retail segment decreased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due to higher bad debt ($0.2 million), partially offset by higher percentage rent ($0.1 million).

Real estate expenses in the retail segment increased by $0.2 million in the 2009 Quarter as compared to the 2008 Quarter due to higher legal costs ($0.2 million) and real estate taxes ($0.1 million), offset by recoveries of previously estimated tenant credit losses ($0.1 million).

Economic occupancy slightly decreased to 95.0% in the 2009 Quarter from 95.1% in the 2008 Quarter, due to the closure of Circuit City at the Centre at Hagerstown, offset by higher occupancy at Foxchase Shopping Center. During the 2009 Quarter, 55.9% of the square footage that expired was renewed compared to 69.0% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 21,300 square feet of retail space at an average rental rate of $32.90, an increase of 4.9% from expiring leases, with average tenant improvements and leasing costs of $4.88 per square foot.

Multifamily Segment:

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$8,258	$8,108	$150	1.9%
Non-core (1)	3,347	681	2,666	391.5%

Total real estate rental revenue	$11,605	$8,789	$2,816	32.0%

Real Estate Expenses
Core	$3,249	$3,318	$(69)	(2.1)%
Non-core (1)	1,447	812	635	78.2%

Total real estate expenses	$4,696	$4,130	$566	13.7%

NOI
Core	$5,009	$4,790	$219	4.6%
Non-core (1)	1,900	(131)	2,031	—

Total NOI	$6,909	$4,659	$2,250	48.3%

	Quarters Ended June 30,
Economic Occupancy	2009	2008
Core	92.2%	93.3%
Non-core (1)	86.9%	29.1%

Total	90.6%	80.1%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments

2007 in development – Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $2.8 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties placed into service, which contributed $2.7 million of the increase. Real estate rental revenue from core properties increased by $0.2 million due to higher rental rates ($0.1 million) and lower rent abatement ($0.1 million), partially offset by lower occupancy ($0.1 million).

Real estate expenses in the multifamily segment increased by $0.6 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties placed into service, which contributed all of the increase. Real estate expenses from core properties were flat.

Core economic occupancy decreased to 92.2% in the 2009 Quarter from 93.3% in the 2008 Quarter driven by lower occupancy at Bethesda Hill Apartments. Non-core economic occupancy increased to 86.9% from 29.1%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Quarters Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$9,895	$10,024	$(129)	(1.3)%

Real Estate Expenses
Total	$2,639	$2,520	$119	4.7%

NOI
Total	$7,256	$7,504	$(248)	(3.3)%

Economic Occupancy	2009	2008
Core	90.2%	93.2%

Real estate rental revenue in the industrial segment decreased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due to higher vacancy ($0.3 million), offset by higher rental rates ($0.2 million).

Real estate expenses in the industrial segment increased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to write-offs of tenant receivables ($0.1 million).

Core economic occupancy decreased to 90.2% in the 2009 Quarter from 93.2% in the 2008 Quarter, driven by higher vacancy at NVIP I & II, 270 Tech Park and Ammendale Technology Park. During the 2009 Quarter, 78.2% of the square footage that expired was renewed compared to 64.6% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 174,200 square feet of industrial space at an average rental rate of $8.01, a decrease of 3.1% over expiring leases, with average tenant improvements and leasing costs of $5.54 per square foot.

2009 Period Compared to 2008 Period

The following tables of selected operating data provide the basis for our discussion of NOI in the 2009 Period compared to the 2008 Period. All amounts are in thousands except percentage amounts.

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$136,255	$136,491	$(236)	(0.2)%
Non-core (1)	18,357	1,594	16,763	—

Total real estate rental revenue	$154,612	$138,085	$16,527	12.0%

Real Estate Expenses
Core	$46,003	$43,082	$2,921	6.8%
Non-core (1)	6,991	1,906	5,085	266.8%

Total real estate expenses	$52,994	$44,988	$8,006	17.8%

NOI
Core	$90,252	$93,409	$(3,157)	(3.4)%
Non-core (1)	11,366	(312)	11,678	—

Total NOI	$101,618	$93,097	$8,521	9.2%

Reconciliation to Net Income
NOI	$101,618	$93,097
Other income	659	458
Interest expense	(38,997)	(37,740)
Depreciation and amortization	(46,776)	(41,328)
General and administrative expenses	(6,898)	(6,081)
Gain (loss) on extinguishment of debt	7,064	(8,449)
Gain on sale of real estate	6,674	15,275
Discontinued operations(2)	698	2,104

Net income	24,042	17,336
Less: Net income attributable to noncontrolling interests	(101)	(110)

Net income attributable to the controlling interest	$23,941	$17,226

	Periods Ended June 30,
Economic Occupancy	2009	2008
Core	93.1%	95.0%
Non-core (1)	89.2%	30.1%

Total	92.6%	92.7%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments and Dulles Station, Phase I

2007 in development – Bennett Park

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building, Kenmore Apartments and 2445 M Street

(2)	Discontinued operations include gain on disposals and income from operations for:

2008 dispositions – Sullyfield Center and The Earhart Building

2009 disposition – Avondale

2009 held for sale – Charleston

Real estate rental revenue in the 2009 Period increased by $16.5 million as compared to the 2008 Period due to the acquisition or placing into service of two office properties, one medical office property, three multifamily properties and one industrial property, which added approximately 1.3 million square feet of net rentable space. These acquisition and development properties contributed all of the increase. Real estate rental revenue from the core properties decreased by $0.2 million primarily due to lower core occupancy ($2.6 million), higher bad debt ($1.0 million) and lower lease termination fees ($0.3 million), offset by higher rental rates ($2.9 million) and expense reimbursements ($0.6 million).

Real estate expenses increased by $8.0 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $5.1 million of the increase. Real estate expenses from core properties increased by $2.9 million due primarily to higher real estate taxes ($1.2 million) caused by higher rates and assessments, higher utilities costs ($1.0 million) due to higher electricity rates and write-offs of tenant receivables ($0.8 million).

Core economic occupancy decreased to 93.1% in the 2009 Period from 95.0% in the 2008 Period due to lower core economic occupancy in all segments. Non-core economic occupancy increased to 89.2% in the 2009 Period from 30.1% in the 2008 Period, driven by the lease-up of our development properties placed into service in the multifamily and office segments. During the 2009 Period, 71.9% of the commercial square footage expiring was renewed as compared to 51.4% in the 2008 Period. During the 2009 Period, 793,800 commercial square feet were leased at an average rental rate of $26.12 per square foot, an increase of 13.2%, with average tenant improvements and leasing costs of $13.18 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$57,585	$58,417	$(832)	(1.4)%
Non-core (1)	10,810	—	10,810	—

Total real estate rental revenue	$68,395	$58,417	$9,978	17.1%

Real Estate Expenses
Core	$21,188	$20,045	$1,143	5.7%
Non-core (1)	3,655	310	3,345	—

Total real estate expenses	$24,843	$20,355	$4,488	22.0%

NOI
Core	$36,397	$38,372	$(1,975)	(5.1)%
Non-core (1)	7,155	(310)	7,465	—

Total NOI	$43,552	$38,062	$5,490	14.4%

	Periods Ended June 30,
Economic Occupancy	2009	2008
Core	92.4%	94.8%
Non-core (1)	95.3%	—

Total	92.8%	94.8%

(1)	Non-core properties include:

In development – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $10.0 million in the 2009 Period as compared to the 2008 Period due to acquisition and development properties, which contributed $10.8 million. Real estate rental revenue from core properties decreased by $0.8 million primarily due to lower core occupancy ($1.4 million), higher bad debt ($0.8 million) and lower lease termination fees ($0.3 million), partially offset by higher rental rates ($1.5 million).

Real estate expenses in the office segment increased by $4.5 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $3.3 million of the increase. Real estate expenses from core properties increased by $1.1 million primarily due to write-offs of tenant receivables ($0.6 million), higher real estate taxes ($0.3 million) caused by higher rates and assessments, as well as higher utilities expense ($0.5 million) caused by higher electricity rates.

Core economic occupancy decreased to 92.4% in 2009 Period from 94.8% in the 2008 Period, driven by higher vacancy at One Central Plaza, 51 Monroe Street and 1220 19th Street. These were partially offset by higher economic occupancy at West Gude Drive and 6565 Arlington Boulevard. Non-core economic occupancy of 95.3% reflects the lease-up of Dulles Station, Phase I and the 2008 acquisition of the fully occupied 2445 M Street. During the 2009 Period, 68.8% of the square footage that expired was renewed compared to 22.9% in the 2008 Period. During the 2009 Period, we executed new leases for 373,800 square feet of office space at an average rental rate of $39.22 per square foot, an increase of 16.9% over expiring leases, with average tenant improvements and leasing costs of $22.20 per square foot. Of the 373,800 square feet renewed, approximately 150,000 square feet is due to the renewal of The International Bank for Reconstruction and Development, one of the two development institutions that make up the World Bank, at 1776 G Street in Washington, DC.

Medical Office Segment:

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$22,206	$21,532	$674	3.1%
Non-core (1)	312	71	241	339.4%

Total real estate rental revenue	$22,518	$21,603	$915	4.2%

Real Estate Expenses
Core	$7,311	$6,917	$394	5.7%
Non-core (1)	188	32	156	487.5%

Total real estate expenses	$7,499	$6,949	$550	7.9%

NOI
Core	$14,895	$14,615	$280	1.9%
Non-core (1)	124	39	85	217.9%

Total NOI	$15,019	$14,654	$365	2.5%

	Periods Ended June 30,
Economic Occupancy	2009	2008
Core	96.7%	97.7%
Non-core (1)	71.7%	60.8%

Total	96.2%	97.5%

(1)	Non-core properties include:

2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.9 million in the 2009 Period as compared to the 2008 Period due primarily to higher rental rates ($0.5 million), real estate tax reimbursements ($0.2 million) and lower bad debt ($0.2 million), offset by higher vacancy ($0.2 million). The acquired property contributed $0.2 million to the increase.

Real estate expenses in the medical office segment increased by $0.6 million in the 2009 Period as compared to the 2008 Period due primarily to write-offs of tenant receivables ($0.1 million), higher utilities costs ($0.1 million) and higher real estate taxes ($0.2 million) caused by higher rates and assessments. The acquired property contributed $0.2 million to the increase.

Core economic occupancy decreased to 96.7% in the 2009 Period from 97.7% in the 2008 Period, driven by higher vacancy at 8301 Arlington Boulevard and Woodburn I & II. Non-core economic occupancy reflects the vacant space at Sterling Medical Office Building. The sellers of Sterling Medical Office Building are reimbursing us for its vacant space for a period of 12 – 18 months from the acquisition date. During the 2009 Period, 67.8% of the square footage that expired was renewed compared to 70.5% in the 2008 Period. During the 2009 Period, we executed new leases for 67,500 square feet of medical office space at an average rental rate of $34.19, an increase of 8.1% over expiring leases, with average tenant improvements and leasing costs of $13.57 per square foot.

Retail Segment:

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$20,813	$20,987	$(174)	(0.8)%

Real Estate Expenses
Total	$5,438	$4,683	$755	16.1%

NOI
Total	$15,375	$16,304	$(929)	(5.7)%

	Periods Ended June 30,
Economic Occupancy	2009	2008
Core	95.1%	95.2%

Real estate rental revenue in the retail segment decreased by $0.2 million in the 2009 Period as compared to the 2008 Period due to lower percentage rent ($0.2 million) and higher bad debt ($0.4 million), partially offset by higher rental rates ($0.3 million) and reimbursements ($0.2 million).

Real estate expenses in the retail segment increased by $0.8 million in the 2009 Period as compared to the 2008 Period due to higher legal costs ($0.3 million), common area maintenance ($0.1 million) and real estate taxes ($0.3 million).

Economic occupancy slightly decreased to 95.1% in the 2009 Period from 95.2% in the 2008 Period, due to the closure of Circuit City at the Centre at Hagerstown as well as higher vacancy at Montrose Shopping Center, offset by higher occupancy at Foxchase Shopping Center. During the 2009 Period, 69.4% of the square footage that expired was renewed compared to 83.9% in the 2008 Period. During the 2009 Period, we executed new leases for 38,500 square feet of retail space at an average rental rate of $26.08, an increase of 1.6% from expiring leases, with average tenant improvements and leasing costs of $4.60 per square foot.

Multifamily Segment:

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$16,322	$15,861	$461	2.9%
Non-core (1)	6,452	1,060	5,392	508.7%

Total real estate rental revenue	$22,774	$16,921	$5,853	34.6%

Real Estate Expenses
Core	$6,653	$6,552	$101	1.5%
Non-core (1)	2,932	1,419	1,513	106.6%

Total real estate expenses	$9,585	$7,971	$1,614	20.2%

NOI
Core	$9,669	$9,309	$360	3.9%
Non-core (1)	3,520	(359)	3,879	—

Total NOI	$13,189	$8,950	$4,239	47.4%

	Periods Ended June 30,
Economic Occupancy	2009	2008
Core	91.9%	93.1%
Non-core (1)	82.0%	23.8%

Total	89.0%	79.4%

(1)	Non-core properties include:

In development – Bennett Park and Clayborne Apartments

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $5.9 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $5.4 million of the increase. Real estate rental revenue from core properties increased by $0.5 million due to higher rental rates ($0.3 million), expense reimbursements ($0.2 million) and lower rent abatements ($0.1 million), partially offset by lower occupancy ($0.2 million).

Real estate expenses in the multifamily segment increased by $1.6 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $1.5 million of the increase. Real estate expenses from core properties increased by $0.1 million primarily due to higher utilities costs ($0.1 million) and higher real estate taxes ($0.1 million), offset by lower administrative costs ($0.1 million).

Core economic occupancy decreased to 91.9% in the 2009 Period from 93.1% in the 2008 Period, driven by lower occupancy at Munson Hill Towers and Walker House. Non-core economic occupancy increased to 82.0% from 23.8%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Periods Ended June 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$19,329	$19,694	$(365)	(1.9)%
Non-core (1)	783	463	320	69.1%

Total real estate rental revenue	$20,112	$20,157	$(45)	(0.2)%

Real Estate Expenses
Core	$5,413	$4,885	$528	10.8%
Non-core (1)	216	145	71	49.0%

Total real estate expenses	$5,629	$5,030	$599	11.9%

NOI
Core	$13,916	$14,809	$(893)	(6.0)%
Non-core (1)	567	318	249	78.3%

Total NOI	$14,483	$15,127	$(644)	(4.3)%

Economic Occupancy	2009	2008
Core	90.1%	94.0%
Non-core (1)	100.0%	86.2%

Total	90.4%	93.9%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

Real estate rental revenue in the industrial segment was flat, as an increase of $0.3 million from non-core properties was offset by a decrease of $0.3 million from core properties. The decrease from core properties is due to higher vacancy ($0.7 million) and bad debt ($0.1 million), offset by higher rental rates ($0.3 million).

Real estate expenses in the industrial segment increased by $0.6 million in the 2009 Period as compared to the 2008 Period due primarily to higher common area maintenance ($0.2 million), write-offs of tenant receivables ($0.1 million) and real estate taxes ($0.3 million). The acquisition property contributed $0.1 million to the increase.

Core economic occupancy decreased to 90.1% in the 2009 Period from 94.0% in the 2008 Period, driven by higher vacancy at 8900 Telegraph Road, Ammendale Technology Park and NVIP I & II. Non-core economic occupancy increased to 100.0% from 86.2% due to fully leasing 6100 Columbia Park Drive. During the 2009 Period, 76.8% of the square footage that expired was renewed compared to 58.2% in the 2008 Period. During the 2009 Period, we executed new leases for 314,100 square feet of industrial space at an average rental rate of $8.82, an increase of 4.4% over expiring leases, with average tenant improvements and leasing costs of $3.40 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. In particular, as a result of the current economic downturn and turmoil in the capital markets, unsecured notes financings for REITs are currently less available than in past years and long-term credit has become more costly. We cannot predict how long these conditions will continue or if they will decline further.

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

•	Funding dividends on our common shares and distributions to third party unit holders;

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of June 30, 2009, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at June 30, 2009 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$457,238
Unsecured credit facilities	15,000
Unsecured notes payable	807,128

$1,279,366

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

Mortgage Debt

At June 30, 2009, our $457.2 million in fixed rate mortgages, which includes a net $7.8 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.0% and had a weighted average maturity of 6.6 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On February 17, 2009, we executed a mortgage note of $37.5 million at a fixed rate of 5.37% for a term of ten years, supported by Kenmore Apartments. The proceeds from the note were used to pay down borrowings under our lines of credit and to repurchase a portion of our convertible notes.

Subsequent to the end of the 2009 Quarter, on July 1, 2009, we used a portion of the proceeds of the May 2009 equity offering to prepay the $50 million mortgage that was to mature in October, 2009.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011. We had $5.4 million in letters of credit issued as of June 30, 2009, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, with a one year extension option. We had $15.0 million outstanding and $0.9 million in letters of credit issued as of June 30, 2009, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

As of June 30, 2009, we were in compliance with our loan covenants. However, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Unsecured Notes

We generally issue senior unsecured notes to fund our real estate assets long-term. In issuing future senior unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. In particular, as noted above, current access to unsecured notes financings for REITs are currently less available and long-term credit has become more expensive, as a result of the current economic downturn and turmoil in the credit markets. Accordingly, as noted above we anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities and potentially maintain balances on our unsecured credit facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.

Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028, as follows (in thousands):

June 30, 2009 Note Principal
5.70% notes due 2011	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	154,635
7.25% notes due 2028	50,000

$814,635

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

As of June 30, 2009, we were in compliance with our unsecured notes covenants.

During the 2009 Period, we repurchased $89.4 million of our 3.875% convertible notes at 80.0% to 92.0% of par. We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the 2009 Quarter we entered into an agreement to modify our $100 million unsecured term loan with Wells Fargo to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We previously had an interest rate swap agreement in place through the term loan’s original maturity date of February 19, 2010. This interest rate swap effectively fixes the interest rate on the modified term loan at 5.70%. On May 6, 2009, we also entered into a forward interest rate swap agreement that will effectively fix the modified term loan’s interest rate at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011. The agreement to modify the term loan also allows us to prepay the loan for a fee equal to 1.00% of the prepayment on or before November 30, 2010, and for a fee equal to 0.25% of the prepayment after November 30, 2010 but on or before May 31, 2011. After May 31, 2011 there is no prepayment fee under the terms of the modification agreement. We paid a loan fee equal to 0.5% of the $100 million principal amount in connection with the modification agreement.

Common Equity

We have authorization for issuance of 100.0 million common shares, of which 58.3 million shares were outstanding at June 30, 2009.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds from the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. During the first quarter of 2009, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may be purchased in the open market. No common shares were issued under this program during the 2009 and 2008 Quarters.

During the 2009 Quarter, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. The net proceeds were used to repay borrowing under our unsecured lines of credit and for general corporate purposes.

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

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Common dividends	$25,343	$21,421	$3,922	18.3%	$48,430	$41,177	$7,253	17.6%
Minority interest distributions	46	48	(2)	(4.2)%	95	95	—	—%

	$25,389	$21,469	$3,920	18.3%	$48,525	$41,272	$7,253	17.6%

Dividends paid for the 2009 Quarter as compared to the 2008 Quarter increased due to our issuance of 5.25 million shares during the 2009 Quarter, 4.325 million shares pursuant to public offerings during 2008 and our issuance of 1.7 million shares under our sales agency financing agreement during 2008 and 2009.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Periods Ended June 30,
			Change
	2009	2008	$	%
Cash provided by operating activities	$62.4	$58.8	$3.6	6.1%
Cash used in investing activities	$4.8	$(48.8)	$53.6	109.8%
Cash provided by financing activities	$(20.6)	$(18.8)	$(1.8)	(9.6)%

Operations generated $62.4 million of net cash in the 2009 Period compared to $58.8 million in the 2008 Period. The increase in cash provided by operating activities was due primarily to properties acquired or placed into service during 2008.

Our investing activities generated net cash of $4.8 million in the 2009 Period and used net cash of $48.8 million in the 2008 Period. The increase in cash generated by investing activities was primarily due to the fact that there was a property sale for $19.8 million in the 2009 Period, while the proceeds from property sales during the 2008 Period were placed in a tax free escrow. Also, there were no acquisitions during the 2009 Period, while there were $17.7 million in acquisitions in the 2008 Period. In addition, cash spent on our development projects decreased to $1.2 million during the 2009 Period from $13.7 million during the 2008 Period, as our three major development projects (Bennett Park, Clayborne Apartments and Dulles Station, Phase I) were completed and placed into service during 2007 and 2008.

Our financing activities used net cash of $20.6 million in the 2009 Period and $18.8 million in the 2008 Period. The increase in net cash used by financing activities in the 2009 Period was primarily due to the repurchases of a portion of the 3.875 convertible notes for $76.9 million, net paydowns of the unsecured lines of credit of $52.0 million and dividends of $48.4 million, partially offset by proceeds from equity offerings of $122.0 million and $37.5 million in proceeds from a new mortgage note.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
Earnings to fixed charges	1.3x	1.2x	1.4x	(a	)
Debt service coverage	2.4x	2.3x	2.5x	2.1x

(a)

Due to WRIT’s loss from continuing operations during YTD 2008, the coverage ratio was less than 1:1. WRIT needed to generate additional earnings of $1,726,000 to achieve a coverage ratio of 1:1. The loss in YTD 2008 included the impact of the loss on extinguishment of debt of $8,449,000.

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

Both the earnings to fixed charges ratio and the debt service coverage ratio for the 2009 Quarter include the impact of the gain on extinguishment of debt of $1.2 million. Both of the ratios for the 2009 and 2008 Periods include the impact of the gain (loss) on extinguishment of debt of $7.1 million and ($8.4 million), respectively (see “Item 2: Overview”).

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2009	2008	2009	2008
Net income attributable to the controlling interests	$13,090	$19,950	$23,941	$17,226
Adjustments
Depreciation and amortization	23,501	20,995	46,776	41,328
Discontinued operations depreciation and amortization	7	203	34	395
Gain on sale of real estate	(6,674)	(15,275)	(6,674)	(15,275)

FFO as defined by NAREIT	$29,924	$25,873	$64,077	$43,674

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under FAS 133. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2008 Form 10-K and Current Report on Form 8-K filed July 10, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

None.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At WRIT’s annual meeting of Shareholders on May 18, 2009, the following members were elected to the Board of Trustees for a period of three years:

	Affirmative Votes	Negative/Withheld Votes
Mr. John M. Derrick, Jr.	45,643,319	1,306,349
Mr. Charles T. Nason	45,779,992	1,169,677
Mr. Thomas Edgie Russell, III	45,784,143	1,165,525

Mr. Derrick, Mr. Nason and Mr. Russell were elected as Trustees. Trustees, whose term in office continued after the meeting were Mr. Edmund B. Cronin, Jr, Mr. George F. McKenzie, Mr. John P. McDaniel, Mr. Edward S. Civera, Mr. Terence C. Golden and Ms. Wendelin A. White.

The shareholders approved the recommendation of the Trustees to ratify the appointment of Ernst & Young LLP as WRIT’s independent registered public accounting firm for 2009. The proposal received the following votes:

Affirmative Votes	Negative Votes	Abstain Votes
46,552,455	233,762	163,451

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

4.	Instruments Defining Rights of Security Holders

(rr) First Amendment to Term Loan Agreement dated as of May 7, 2009, by and between WRIT and Wells Fargo Bank, National Association

12.	Computation of Ratio of Earnings to Fixed Charges

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

(a)	Certification – Chief Executive Officer
(b)	Certification – Executive Vice President – Accounting, Administration and Corporate Secretary
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

DATE: August 7, 2009