Form 10-Q
period 2009-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2009-11-06
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

As of November 5, 2009, 59,728,786 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2008 included in WRIT’s 2008 Annual Report on Form 10-K and the Current Report on Form 8-K filed on July 10, 2009 with the Securities and Exchange Commission.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2009	December 31, 2008(1)
Assets
Land	$412,137	$410,833
Income producing property	1,890,505	1,854,008

	2,302,642	2,264,841
Accumulated depreciation and amortization	(454,407)	(394,902)

Net income producing property	1,848,235	1,869,939
Development in progress	24,611	23,732

Total real estate held for investment, net	1,872,846	1,893,671
Investment in real estate sold or held for sale, net	6,277	26,734
Cash and cash equivalents	7,119	11,874
Restricted cash	18,072	18,823
Rents and other receivables, net of allowance for doubtful accounts of $6,347 and $6,122, respectively	49,109	44,675
Prepaid expenses and other assets	104,421	112,284
Other assets related to properties sold or held for sale	553	1,346

Total assets	$2,058,397	$2,109,407

Liabilities
Notes payable	$796,064	$890,679
Mortgage notes payable	406,377	421,286
Lines of credit	6,000	67,000
Accounts payable and other liabilities	64,462	70,538
Advance rents	9,792	8,926
Tenant security deposits	10,021	10,084
Other liabilities related to properties sold or held for sale	112	469

Total liabilities	1,292,828	1,468,982

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 59,724 and 52,434 shares issued and outstanding, respectively	598	526
Additional paid in capital	942,884	777,375
Distributions in excess of net income	(179,639)	(138,936)
Accumulated other comprehensive income (loss)	(2,080)	(2,335)

Total shareholders’ equity	761,763	636,630
Noncontrolling interests in subsidiaries	3,806	3,795

Total equity	765,569	640,425

Total liabilities and shareholders’ equity	$2,058,397	$2,109,407

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009 and Note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Real estate rental revenue	$75,607	$69,798	$229,063	$206,405
Expenses
Real estate expenses	25,868	23,790	78,409	68,283
Depreciation and amortization	23,643	21,240	70,095	62,213
General and administrative	3,834	2,731	10,732	8,812

	53,345	47,761	159,236	139,308

Real estate operating income	22,262	22,037	69,827	67,097

Other income (expense)
Interest expense	(18,224)	(18,447)	(57,221)	(56,187)
Other income	262	338	921	796
Gain from non-disposal activities	62	17	62	17
Gain (loss) on extinguishment of debt, net	(133)	—	6,931	(8,449)

	(18,033)	(18,092)	(49,307)	(63,823)

Income from continuing operations	4,229	3,945	20,520	3,274

Discontinued operations:
Gain on sale of real estate	5,147	—	11,821	15,275
Income from operations of properties held for sale	227	684	1,304	3,416

Net income	9,603	4,629	33,645	21,965
Less: Net income attributable to noncontrolling interests in subsidiaries	(53)	(48)	(154)	(158)

Net income attributable to the controlling interests	$9,550	$4,581	$33,491	$21,807

Basic net income attributable to the controlling interests per share
Continuing operations	$0.07	$0.08	$0.36	$0.06
Discontinued operations, including gain on sale of real estate	0.09	0.01	0.24	0.39

Net income attributable to the controlling interests per share	$0.16	$0.09	$0.60	$0.45

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.07	$0.08	$0.36	$0.06
Discontinued operations, including gain on sale of real estate	0.09	0.01	0.24	0.39

Net income attributable to the controlling interests per share	$0.16	$0.09	$0.60	$0.45

Weighted average shares outstanding – basic	58,556	49,599	55,936	48,057

Weighted average shares outstanding – diluted	58,571	49,725	55,940	48,202

Dividends declared and paid per share	$0.4325	$0.4325	$1.2975	$1.2875

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interest	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2008(1)	52,434	$526	$777,375	$(138,936)	$(2,335)	$636,630	$3,795	$640,425
Comprehensive income:
Net income attributable to the controlling interest	—	—	—	33,491	—	33,491	—	33,491
Net income attributable to noncontrolling interests	—	—	—	—	—	—	154	154
Change in fair value of interest rate hedge	—	—	—	—	255	255	—	255

Total comprehensive income						33,746	154	33,900
Distributions to noncontrolling interests	—	—	—	—	—	—	(143)	(143)
Dividends	—	—	—	(74,194)	—	(74,194)	—	(74,194)
Issuance of common shares, net of issuance costs	7,240	72	161,020	—	—	161,092	—	161,092
Issuance of common shares under Dividend Reinvestment Program	41	—	1,158	—	—	1,158	—	1,158
Share options exercised	1	—	16	—	—	16	—	16
Share grants, net of share grant amortization and forfeitures	8	—	3,315	—	—	3,315	—	3,315

Balance, September 30, 2009	59,724	$598	$942,884	$(179,639)	$(2,080)	$761,763	$3,806	$765,569

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$33,645	$21,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in discontinued operations	70,499	63,267
Provision for losses on accounts receivable	5,202	2,647
Amortization of share grants, net	2,640	1,659
Amortization of debt premiums, discounts and related financing costs	5,436	5,566
Gain on sale of real estate	(11,821)	(15,275)
Loss (gain) on extinguishment of debt, net	(6,931)	8,449
Changes in operating other assets	(12,616)	(25,690)
Changes in operating other liabilities	(4,732)	8,986

Net cash provided by operating activities	81,322	71,574

Cash flows from investing activities
Real estate acquisitions, net	(19,877)	(76,002)
Net cash received for sale of real estate	32,658	40,231
Restricted cash – tax free exchange escrow	—	(40,231)
Capital improvements to real estate	(19,040)	(26,866)
Development in progress	(1,725)	(14,907)
Non-real estate capital improvements	(208)	(612)

Net cash used in investing activities	(8,192)	(118,387)

Cash flows from financing activities
Line of credit borrowings	90,000	58,000
Line of credit repayments	(151,000)	(203,500)
Dividends paid	(74,194)	(62,753)
Distributions to noncontrolling interests	(143)	(143)
Proceeds from equity offerings under dividend reinvestment program	1,158	3,901
Proceeds from mortgage notes payable	37,500	81,029
Principal payments – mortgage notes payable	(52,928)	(2,944)
Proceeds from debt offering	—	100,000
Financing costs	(786)	(1,639)
Net proceeds from equity offerings	161,092	127,359
Notes payable repayments, including penalties for early extinguishment	(88,600)	(68,815)
Net proceeds from exercise of share options	16	2,643

Net cash provided by (used in) financing activities	(77,885)	33,138

Net increase decrease in cash and cash equivalents	(4,755)	(13,675)
Cash and cash equivalents at beginning of year	11,874	21,488

Cash and cash equivalents at end of the period	$7,119	$7,813

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$52,315	$52,584

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale were treated as a distribution to shareholders. In May 2009, a multifamily property, Avondale, was sold for a gain of $6.7 million. In July 2009, an industrial property, Tech 100, and an office property, Brandywine Center, were sold for gains of $4.1 million and $1.0 million, respectively. We currently anticipate that the proceeds from these gains will be treated as a distribution to shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the nine month periods ended September 30, 2009 and 2008.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2009 and September 30, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively, and the nine months ended September 30, 2009 and September 30, 2008 as the “2009 Period” and the “2008 Period”, respectively.

New Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a Replacement of FASB Statement No. 162 (FASB Accounting Standards Codification section 105-10-65). This statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is the culmination of a project to organize and simplify authoritative GAAP literature by reorganizing the various and dispersed GAAP pronouncements within a consistent structure. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of this statement and the Codification does not change GAAP and does not have any impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FASB Accounting Standards Codification section 470-20-65). This guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This guidance has significantly impacted the historical accounting of our convertible debt by requiring bifurcation of a component of the debt, classification of that component in shareholders’ equity, and then accretion of the resulting discount on the debt to result in interest expense equal to the issuer’s nonconvertible debt borrowing rate. Other than the impact on net income from the debt discount amortization, the calculation of earnings-per-share will not be affected. We adopted this guidance on January 1, 2009. The adoption of this guidance affected the accounting for our 3.875% convertible notes issued in 2006 and 2007 and due September 15, 2026. This guidance required retrospective application, and has been applied to all periods presented in these historical consolidated financial statements. We further disclose the impact of the adoption on our consolidated financial statements in note 11.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB Accounting Standards Codification section 810-10-65), which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard noncontrolling interests are considered a component of total equity and are reported as an element of consolidated equity. Net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. We adopted this statement effective for the fiscal year beginning January 1, 2009. The statement required retrospective application, and has been applied to all periods presented in these historical consolidated financial statements. As a result, all previous references to “minority interest” within these consolidated financial statements have been replaced with “noncontrolling interest.” In addition, we have changed the presentation of noncontrolling interests in our consolidated financial statements in accordance with this guidance.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FASB Accounting Standards Codification section 260-10-65). This guidance clarifies the accounting for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents by requiring that such awards be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. We adopted this guidance for the fiscal year beginning January 1, 2009. This guidance required retrospective application, and has been applied to all periods presented in these consolidated financial statements. The adoption of this guidance did not have a material impact on our EPS calculation. However, we have updated the presentation of the details of the calculation of EPS included in this footnote in accordance with this guidance.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB Accounting Standards Codification section 805-10-65), a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it was probable to being recognized at the time of acquisition, disallowing the capitalization of pre-acquisition and transaction costs, and delaying when restructuring related to acquisitions can be recognized. We adopted the standard for the fiscal year beginning January 1, 2009, and the new standard impacts the accounting for acquisitions we make after our adoption. Upon adoption of this pronouncement, we wrote off to general and administrative expense $0.1 million of previously capitalized pre-acquisition costs. The impact of this statement on our financial statements is dependent on the volume of our acquisition activity in 2009 and beyond. We currently expect the most significant impact of this statement to be the treatment of transaction costs, which are expensed as a period cost due to the adoption of this statement.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FASB Accounting Standards Codification section 815-10-65). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, this statement requires (a) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (b) information about the volume of derivative activity, (c) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (d) disclosures about credit risk-related contingent features in derivative agreements. We adopted this statement effective for the fiscal year beginning January 1, 2009. This statement required us to provide expanded disclosures of our interest rate hedge contract and to present certain disclosures in tabular format (See note 2 to the consolidated financial statements).

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (FASB Accounting Standards Codification section 820-10-65). This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FASB Accounting Standards Codification section 820-10-65), which amends FASB Statement No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our financial statements. However, starting in 2009 we will apply FASB Statement No. 157 as a part of our fair value allocation to any properties acquired.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FASB Accounting Standards Codification section 820-10-65), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, in addition to the previous requirement for annual statements only. We adopted this guidance effective for the quarter ending June 30, 2009. The required disclosures are in note 9 to the consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (FASB Accounting Standards Codification section 855-10-65). This statement requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. We adopted this statement effective for the quarter ending June 30, 2009. The required disclosure is in note 13 to the consolidated financial statements.

Revenue Recognition

Residential properties (our multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our office, medical office, retail and industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of our receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

Sales of real estate are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Reserves are established for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When the collection of a receivable is deemed doubtful in the same quarter that the receivable was established, then the allowance for that receivable is recognized as an offset to real estate revenues. When a receivable that was initially established in a prior quarter is deemed doubtful, then the allowance is recognized as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Included in our accounts receivable balance as of September 30, 2009 and December 31, 2008, are notes receivable balances of $8.4 million and $8.6 million, respectively.

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

Net income from noncontrolling interests was $53,100 and $153,800 for the 2009 Quarter and Period, respectively, and $48,100 and $158,300 for the 2008 Quarter and Period, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income attributable to the controlling interests from continuing operations was $4.2 million and $20.4 million for the 2009 Quarter and Period, respectively, and $3.9 million and $3.1 million for the 2008 Quarter and Period, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the 2009 Quarter and Period and the 2008 Quarter and Period, and are not included in our earnings per share calculations.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of September 30, 2009 and December 31, 2008, deferred financing costs of $19.2 million and $21.3 million, respectively, net of accumulated amortization of $10.1 million and $9.0 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense for properties classified as continuing operations totaled $0.8 million and $2.4 million for the 2009 Quarter and Period, respectively, and $0.9 million and $2.7 million for the 2008 Quarter and Period, respectively.

Deferred Leasing Costs

Costs associated with the successful negotiation of leases, both external commissions and internal direct costs, are capitalized and amortized on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense. As of September 30, 2009 and December 31, 2008, deferred leasing costs of $32.4 million and $31.0 million, respectively, net of accumulated amortization of $10.9 million and $10.2 million, were included in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $1.3 million and $3.5 million for the 2009 Quarter and Period, respectively, and $0.9 million and $2.6 million for the 2008 Quarter and Period, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $19.1 million and $56.7 million for the 2009 Quarter and Period, respectively, and $17.2 million and $50.5 million for the 2008 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million and $1.0 million for the 2009 Quarter and Period, respectively, and $0.5 million and $2.0 million for the 2008 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. There were no property impairments recognized during the 2009 and 2008 Quarters and Periods.

We record real estate acquisitions as business combinations in accordance with GAAP. Acquired or assumed assets, including physical assets and in-place leases, and liabilities are recorded based on their fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. The estimated fair values of the assets and liabilities are determined in accordance with current GAAP fair value provisions. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of September 30, 2009 or December 31, 2008.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at September 30, 2009 and December 31, 2008 are as follows (in millions):

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$40.4	$19.9	$20.5	$40.9	$16.1	$24.8
Leasing commissions/absorption costs	$50.1	$21.3	$28.8	$50.7	$16.3	$34.4
Below-market ground lease asset	$12.1	$0.3	$11.8	$12.1	$0.2	$11.9
Net lease intangible assets	$9.7	$6.2	$3.5	$9.8	$5.4	$4.4
Net lease intangible liabilities	$32.6	$13.7	$18.9	$33.0	$10.3	$22.7

Amortization of these components combined was $2.2 million and $7.0 million for the 2009 Quarter and Period, respectively, and $2.5 million and $7.3 million for the 2008 Quarter and Period.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria, which include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at September 30, 2009 and December 31, 2008 consisted of $18.1 million and $18.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at September 30, 2009 and December 31, 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at September 30, 2009 and December 31, 2008 are as follows (in millions):

	September 30, 2009				December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.0	$—	$1.0	$—	$0.6	$—	$0.6	$—
Liabilities:
Derivatives	$2.1	$—	$2.1	$—	$2.3	$—	$2.3	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge (see Note 6 to the consolidated financial statements for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The hedges were deemed effective for the 2009 and 2008 Quarters and Periods, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of September 30, 2009 and December 31, 2008, are as follows (in millions):

	September 30, 2009	December 31, 2008
	Fair Value	Fair Value

Accounts payable and other liabilities	$2.1	$2.3

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
	Fair Value	Fair Value	Fair Value	Fair Value

Change in other comprehensive income (loss)	$(0.3)	$(0.1)	$0.2	$0.3

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

Earnings per Common Share

“Basic earnings per share” is determined using the two-class method as our unvested restricted share awards have non-forfeitable rights to dividends, and are therefore considered participating securities. Basic earnings per share is computed by dividing net income attributable to the controlling interest less the allocation of undistributed earnings to unvested restricted share awards and units by the weighted-average number of common shares outstanding for the period.

“Diluted earnings per share” is also determined under the two-class method with respect to the unvested restricted share awards and is further evaluated for any other potentially diluted securities at the end of the period and adjusts the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method. The dilutive earnings per share calculation also considers our operating partnership units and senior convertible notes under the if-converted method and our performance share units under the contingently issuable method. The operating partnership units, senior convertible notes and performance share units were anti-dilutive for the 2009 and 2008 Quarters and Periods, respectively.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$4,229	58,556	$0.07
Less: Net income attributable to noncontrolling interests	(53)	58,556	—
Allocation of undistributed earnings to unvested restricted share awards and units	(17)	58,556	—

Adjusted income from continuing operations attributable to the controlling interests	4,159	58,556	0.07
Income from discontinued operations, including gain on sale of real estate	5,374	58,556	0.09

Adjusted net income attributable to the controlling interests	9,533	58,556	0.16
Effect of dilutive securities:
Employee stock options	—	15
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	4,159	58,571	0.07
Income from discontinued operations, including gain on sale of real estate	5,374	58,571	0.09

Adjusted net income attributable to the controlling interests	$9,533	58,571	$0.16

	Quarter Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$3,945	49,599	$0.08
Less: Net income attributable to noncontrolling interests	(48)	49,599	—
Allocation of undistributed earnings to unvested restricted share awards and units	(3)	49,599	—

Adjusted income from continuing operations attributable to the controlling interests	3,894	49,599	0.08
Income from discontinued operations	684	49,599	0.01

Adjusted net income attributable to the controlling interests	4,578	49,599	0.09
Effect of dilutive securities:
Employee stock options	—	87
Unvested restricted share awards	3	40
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	3,897	49,726	0.08
Income from discontinued operations, including gain on sale of real estate	684	49,726	0.01

Adjusted net income attributable to the controlling interests	$4,581	49,726	$0.09

	Period Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$20,520	55,936	$0.36
Less: Net income attributable to noncontrolling interests	(154)	55,936	—
Allocation of undistributed earnings to unvested restricted share awards and units	(99)	55,936	—

Adjusted income from continuing operations attributable to the controlling interests	20,267	55,936	$0.36
Income from discontinued operations, including gain on sale of real estate	13,125	55,936	0.24

Adjusted net income attributable to the controlling interests	33,392	55,936	0.60
Effect of dilutive securities:
Employee stock options	—	4
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	20,267	55,940	0.36
Income from discontinued operations, including gain on sale of real estate	13,125	55,940	0.24

Adjusted net income attributable to the controlling interests	$33,392	55,940	$0.60

	Period Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$3,274	48,057	$0.07
Less: Net income attributable to noncontrolling interests	(158)	48,057	(0.01)
Allocation of undistributed earnings to unvested restricted share awards and units	(10)	48,057	—

Adjusted income from continuing operations attributable to the controlling interests	3,106	48,057	0.06
Income from discontinued operations, including gain on sale of real estate	18,691	48,057	0.39

Adjusted net income attributable to the controlling interests	21,797	48,057	0.45
Effect of dilutive securities:
Employee stock options	—	96
Unvested restricted share awards	10	49
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	3,116	48,202	0.06
Income from discontinued operations, including gain on sale of real estate	18,691	48,202	0.39

Adjusted net income attributable to the controlling interests	$21,807	48,202	$0.45

Accounting for Uncertainty in Income Taxes

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $2.1 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively, to account for the changes in valuation of the interest rate swaps.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	September 30, 2009	December 31, 2008
Office	$1,021,427	$1,011,722
Medical office	390,335	367,651
Retail	268,123	266,897
Multifamily	318,880	316,837
Industrial/flex	303,877	301,734

	$2,302,642	$2,264,841

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

The cost of our real estate portfolio in development is as follows (in thousands):

	September 30, 2009	December 31, 2008
Office	$19,145	$18,453
Medical office	5,073	4,815
Retail	322	239
Multifamily	71	225
Industrial/flex	—	—

	$24,611	$23,732

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

As of September 30, 2009, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see Note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

We have five properties classified as held for sale or sold, as follows (in thousands):

	September 30, 2009	December 31, 2008
Office	$—	$3,050
Multifamily	—	17,227
Industrial	8,682	17,796

Less accumulated depreciation	(2,405)	(11,339)

	$6,277	$26,734

We sold two industrial properties in 2008. The two sold properties, Sullyfield Center and The Earhart Building, were classified as held for sale in November 2007, and sold on June 6, 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million.

We sold three properties and classified two properties as held for sale in 2009. A multifamily property, Avondale, was sold on May 13, 2009 for a contract sales price of $19.8 million that resulted in a gain on sale of $6.7 million. An industrial property, Tech 100, was sold on July 23, 2009 for a contract sales price of $10.5 million that resulted in a gain on sale of $4.1 million. An office property, Brandywine Center, was sold on August 3, 2009 for a contract sales price of $3.3 million that resulted in a gain on sale of $1.0 million.

Two industrial properties, Charleston Business Center and Crossroads Distribution Center, met the criteria necessary for classification as held for sale in March and August, 2009, respectively. Senior management has committed to, and actively embarked upon, plans to sell the assets, and the sales are expected to be completed within one year under terms usual and customary for such sales, with no indication that the plans will be significantly altered or abandoned. Depreciation on these properties has been discontinued as of the dates they were classified as held for sale, but operating revenues and other operating expenses continue to be recognized until their respective dates of sale. Under GAAP, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
Revenues	$411	$1,598	$3,066	$6,966
Property expenses	(138)	(609)	(1,358)	(2,496)
Depreciation and amortization	(46)	(305)	(404)	(1,054)

	$227	$684	$1,304	$3,416

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended September 30,		Periods Ended September 30,
Property	Segment	2009	2008	2009	2008
Sullyfield Center	Industrial	$—	$—	$—	$1,065
The Earhart Building	Industrial	—	—	—	421
Avondale	Multifamily	—	266	392	513
Tech 100	Industrial	23	197	261	529
Brandywine Center	Office	16	17	85	156
Crossroads Distribution Center	Industrial	7	31	79	188
Charleston	Industrial	181	173	487	544

		$227	$684	$1,304	$3,416

WRIT acquired the following property during the 2009 Quarter:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,400	$19,900

As discussed in Note 2 to the consolidated financial statements, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values. Lansdowne Medical Office Building was vacant as of the acquisition date, therefore we did not acquire any absorption costs, leasing commissions, tenant origination costs or net intangible lease assets/liabilities. The results of operations from this acquired property are included in the income statement as of its acquisition date.

The purchase was funded with cash on hand and borrowings on one of our lines of credit.

NOTE 4: MORTAGE NOTES PAYABLE

	(in thousands)
	September 30, 2009	December 31, 2008

On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bore interest at 7.14% per annum and interest only was payable monthly until October 1, 2009, at which time all unpaid principal and interest would have been payable in full. On July 1, 2009, we prepaid this mortgage note payable in its entirety without any prepayment penalties.	$—	$50,000

On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	45,222	45,811

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,765	9,992

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	19,130	19,610

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	22,928	23,304

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,161	5,278

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,622	4,684

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,353	8,468

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	32,336	32,815

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	21,988	22,277

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,676	20,897

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,129	5,291

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029

On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	92,771	91,830

On February 17, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	37,267	—

	$406,377	$421,286

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the probability that the mortgage will not be paid off on August 11, 2010, the date reflected in the future maturities schedule is August 11, 2033.

Total carrying amount of the above mortgaged properties was $644.5 million and $666.0 million at September 30, 2009 and December 31, 2008, respectively. Scheduled principal payments for the remaining three months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

Principal Payments
2009	$1,153
2010	4,458
2011	13,788
2012	21,823
2013	107,123
Thereafter	265,617

413,962
Net discounts/premiums	(7,585)

Total	$406,377

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2009, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $6.0 million outstanding as of September 30, 2009 related to Credit Facility No. 1, and $1.4 million in letters of credit issued, with $67.6 million unused and available for subsequent acquisitions or capital improvements. We had no balance outstanding under this facility at December 31, 2008. We borrowed $24.0 million during the 2009 Quarter to fund repurchases of convertible debt and the acquisition of Lansdowne Medical Office Building. We repaid the $18.0 million during the 2009 Quarter using proceeds from equity issued under a Sales Agency Financing Agreement. During the 2008 Quarter we had no borrowings and repaid $15.0 million using proceeds from the September 2008 equity offering.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June, 2011. Interest only payments are due and payable generally on a monthly basis. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $23,200 and $28,500, respectively, representing an average interest rate of 0.71% and 0.75%, respectively. For the 2008 Quarter and Period, we recognized interest expense (excluding facility fees) of $182,500 and $1.6 million, respectively, representing an average interest rate of 5.03% and 5.24%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 Quarter and Period, we incurred facility fees of $28,800 and $85,300, respectively. For the 2008 Quarter and Period, we incurred facility fees of $28,800 and $75,100, respectively.

Credit Facility No. 2

We had no outstanding as of September 30, 2009 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $261.1 million unused and available for subsequent acquisitions or capital improvements. $67.0 million was outstanding under this facility at December 31, 2008. During the 2009 Quarter, we repaid $15.0 million with proceeds from the sale of Tech 100 and Brandywine Center and with proceeds from common shares issued under our sales agency financing agreement (see Note 12 to the consolidated financial statements). During the 2008 Quarter we borrowed $58.0 million and repaid $11.0 million using proceeds from the September 2008 offering.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in November, 2010. Interest only payments are due and payable generally on a monthly basis. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $13,100 and $193,300, respectively, representing an average interest rate of 0.76% and 0.98%, respectively. For the 2008 Quarter and Period, we recognized interest expense (excluding facility fees) of $140,800 and $3.0 million, respectively, representing an average interest rate of 3.14% and 5.16%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $262.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2009 Quarter and Period, we incurred facility fees of $100,400 and $296,500, respectively. For the 2008 Quarter and Period, we incurred facility fees of $100,400 and $292,900, respectively.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of September 30, 2009.

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

During the 2009 Quarter we repurchased $12.2 million of the convertible notes at an average of 95.6% of par, resulting in a loss of extinguishment of debt of $132,600, net of unamortized debt costs and debt discounts. During the 2009 Period, we have repurchased $101.6 million of the convertible notes at an average of 87.1% of par, resulting in a gain on extinguishment of debt of $6.9 million. During the fourth quarter of 2008, we repurchased $16.0 million of the convertible notes at 75.0% of par, resulting in a gain on extinguishment of debt of $2.9 million. No repurchases were made during the 2008 Quarter or Period. As of September 30, 2009, the amount outstanding on the convertible notes is $142.4 million.

On January 1, 2009 we adopted FASB Staff Position No. APB 14-1 (see Notes 2 and 11 to the consolidated financial statements), which resulted in the reclassification of $21.0 million of our convertible notes’ original carrying amount into shareholders’ equity. The amortization of the resulting discount on the convertible notes is recognized as interest expense. The effective interest rate on the liability component of the convertible notes was 5.875% for the 2009 and 2008 Quarters and Periods.

The interest expense recognized relating to the contractual interest coupon and relating to the amortization of the discount was as follows (in millions):

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
Contractual interest coupon	$1.4	$2.5	$5.3	$7.6
Amortization of the discount	$0.6	$1.1	$2.3	$3.2

The carrying amount of the equity component as of September 30, 2009 and December 31, 2008 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	September 30, 2009	December 31, 2008
Principal, gross	$142,408	$244,000
Unamortized discount	(5,194)	(12,047)

Principal, net	$137,214	$231,953

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

On May 7, 2009, we entered into an agreement to modify the Term Loan with Wells Fargo, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the Term Loan from LIBOR plus 1.50% to LIBOR plus 2.75%. To hedge our exposure to interest rate fluctuations on the Term Loan, we previously had entered into an interest rate swap on a notional amount of $100 million through the original maturity date of February 19, 2010. This interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The current interest rate, taking into account the swap, is 5.70% (2.95% plus 275 basis points). On May 6, 2009, we entered into a forward interest rate swap on a notional amount of $100 million for the period from February 20, 2010 through the maturity date of November 1, 2011. This forward interest rate swap has the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.10% from February 20, 2010 through November 1, 2011. The interest rate for that time period, taking into account the forward interest rate swap, will be 4.85% (2.10% plus 275 basis points). The forward interest rate swap agreement will settle contemporaneously with the maturity of the loan. These swaps qualify as cash flow hedges as discussed in Note 2.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	September 30, 2009	December 31, 2008
5.70% term loan due 2011	$100,000	$100,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	142,408	244,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(6,366)	(13,352)
Premium on notes issued	22	31

Total	$796,064	$890,679

The required principal payments excluding the effects of note discounts or premium for the remaining three months in 2009 and the remaining years subsequent to December 31, 2009 are as follows (in thousands):

2009	$—
2010	—
2011(1)	392,408
2012	50,000
2013	60,000
Thereafter	300,000

$802,408

(1)

We reflect the 3.875% convertible notes as maturing in 2011on this schedule due to the fact that we may redeem them at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date on or after September 20, 2011. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions prior to September 15, 2011, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of September 30, 2009.

The covenants under our line of credit agreements require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy which has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extends the program through December 31, 2014.

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

	2009
	Shares	Wtd Avg Ex Price
Outstanding at January 1	317,000	$25.31
Granted	—	—
Exercised	750	$21.34
Expired/Forfeited	—	—

Outstanding at September 30	316,250	$25.31
Exercisable at September 30	316,250	$25.31

The 316,250 options outstanding at September 30, 2009, all of which are exercisable, have exercise prices between $14.47 and $33.09, with a weighted-average exercise price of $25.31 and a weighted average remaining contractual life of 2.7 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2009 and December 31, 2008 was $1.1 million and $0.9 million, respectively. The aggregate intrinsic value of options exercised was minimal in the 2009 Period and $1.1 million in the 2008 period. There were no options forfeited in the 2009 and 2008 Quarters or Periods.

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

With respect to the performance share units, performance targets will be set annually based on appropriate benchmarks with minimum and maximum payout thresholds. The grants and each award are based on cumulative performance over three years, and performance share units cliff vest at the end of the three year period. These performance share units are based on three-year cumulative performance targets set at the beginning of each year, as such, the grant date does not occur until all such targets are set and thus the significant terms of the award are known. Because payouts are probable, WRIT estimates the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known, and recognizes this expense ratably over the three-year period. $22,000 and $176,000 were recognized during the 2008 Quarter and Period, respectively, related to the 2006 performance share units. The estimated expense related to the 2007 performance share units at the end of the three-year period is approximately $648,000 of which $93,000 and ($241,000) were recognized during the 2009 Quarter and Period, respectively, and $24,000 and $11,000 were recognized during the 2008 Quarter and Period. The estimated expense related to the 2008 performance share units at the end of the three-year period is approximately $1.5 million of which $340,000 and $670,000 were recognized during the 2009 Quarter and Period, respectively, and $5,000 and $275,000 were recognized during the 2008 Quarter and period, respectively. The estimated expense related to the 2009 performance share units at the end of the three-year period is approximately $3.1 million of which $382,000 and $785,000 were recognized during the 2009 Quarter and Period, respectively. Participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

Under the 2007 Plan described in Note 2 to the consolidated financial statements, elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. WRIT granted 876 and 4,783 restricted share units to officers in 2008 and 2007, respectively, pursuant to elective short term incentive deferrals. During 2008, WRIT granted 263 restricted share units on dividends. In 2009, WRIT granted 360 restricted share units on dividends.

There were 24,344 restricted share units awarded to the prior Chief Executive Officer in the second quarter of 2007, and 38,228 restricted share units awarded to officers and other members of management in December 2007. There were 47,865 restricted share units awarded to officers and other members of management in 2008. Performance and restricted share units awarded were initially valued at a weighted average price per share based upon the market value on the date of grant, as follows:

	Shares	Wtd Avg Grant Price
2007	67,355	$32.85
2008	49,004	$26.16
2009	360	$21.92

There were no shares granted during 2008. During 2007 we issued 15,962 share grants to the prior Chief Executive Officer at a price of $37.59 per share based on the market value on the date of grant. They vested and were expensed immediately upon date of grant.

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

The following are tables of activity for the period ended June 30, 2009 related to our share grants and restricted share unit grants.

Share Grants

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	312,006	$29.21
Unvested at January 1	34,849	$35.04
Granted	—	—
Vested during year	(30,412)	$35.33
Expired/Forfeited	—	—

Unvested at September 30	4,437	$32.98
Vested at September 30	342,418	$29.76

The total fair value of shares vested during the period ending September 30, 2009 was $0.7 million. As of September 30, 2009, the total compensation cost related to non-vested share awards not yet recognized was $0.1 million, which is expected to be recognized over a weighted average period of 13 months on a straight-line basis.

Restricted Share Units

	2009
	Shares	Wtd Avg Grant Price
Vested at January 1	28,914	$35.00
Unvested at January 1	106,562	$30.63
Granted	360	$21.92
Vested during year	(16,998)	$34.74
Expired/Forfeited	(211)	$28.87

Unvested at September 30	89,713	$29.82
Vested at September 30	45,912	$34.86

The value of unvested restricted share units at September 30, 2009 was $2.2 million, which is expected to be recognized as compensation cost over a weighted average period of 39 months on a straight-line basis.

Total compensation expense recognized for share based awards, including share grants and restricted share units, in the 2009 Quarter and Period was $0.3 million and $1.4 million, respectively and $0.7 million and $1.7 million for the 2008 Quarter and Period, respectively. The expense related to the 2009 Period includes $0.1 million related to the accelerated vesting of the departed Chief Financial Officer’s share grant awards.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, WRIT may make discretionary contributions on behalf of eligible employees. WRIT made contributions to the 401K plan of $0.1 million and $0.3 million for the 2009 Quarter and Period, respectively, and $0.1 million and $0.3 million for the 2008 Quarter and Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of our general assets. The deferred compensation liability was $0.9 million and $0.8 million at September 30, 2009 and December 31, 2008, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At September 30, 2009 and December 31, 2008, the accrued benefit liability was $1.7 million and $1.9 million, respectively. For the 2009 Quarter and Period, we recognized current service cost of $31,000 and $93,000, respectively. For the 2008 Quarter and Period, we recognized current service cost of $33,000 and $99,000, respectively. On December 31, 2006, WRIT adopted the amended GAAP recognition and disclosure surrounding defined benefit pension and other post retirement plans, which required WRIT to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior CEO’s SERP is unfunded, the adoption of the amended recognition and disclosure provisions did not have an effect on WRIT’s consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect WRIT’s operating results in future periods. WRIT currently has an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest, offset by the corresponding change in the liability. We report the investments at fair value, and include unrealized holding gains and losses in earnings. For the 2009 Quarter and Period, we recognized current service cost of $84,000 and $196,000, respectively. For the 2008 Quarter and Period, we recognized current service cost of $76,000 and $237,000, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2009 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2009.

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

Derivatives

The company reports its interest rate swap at fair value in accordance with GAAP, and thus the carrying value is the fair value.

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

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	As of September 30, 2009		As of December 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$25,191	$25,191	$30,697	$30,697
2445 M Street note receivable	$6,992	$8,300	$7,331	$7,331
Interest rate hedges liability	$2,080	$2,080	$2,335	$2,335
Mortgage notes payable	$406,377	$407,430	$421,286	$408,089
Lines of credit payable	$6,000	$6,000	$67,000	$67,000
Notes payable	$796,064	$698,530	$890,679	$712,763

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

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
Office	44%	42%	44%	42%
Medical office	15%	16%	15%	16%
Retail	13%	15%	14%	15%
Multifamily	16%	14%	15%	13%
Industrial	12%	13%	12%	14%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	September 30, 2009	December 31, 2008
Office	44%	45%
Medical office	17%	16%
Retail	12%	12%
Multifamily	14%	14%
Industrial	13%	13%

The accounting policies of each of the segments are the same as those described in Note 2. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

The following table presents real estate rental revenue and net operating income for the 2009 and 2008 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended September 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,532	$11,099	$10,182	$11,833	$8,961	$—	$75,607
Real estate expenses	12,156	3,832	2,517	4,964	2,399	—	25,868

Net operating income	$21,376	$7,267	$7,665	$6,869	$6,562	$—	$49,739

Depreciation and amortization							(23,643)
Interest expense							(18,224)
General and administrative							(3,834)
Other income							262
Loss on extinguishment of debt							(133)
Gain from non-disposal activities							62
Gain on sale of real estate							5,147
Income from discontinued operations							227

Net income							9,603
Less: Net income attributable to noncontrolling interests							(53)

Net income attributable to the controlling interests							$9,550

Capital expenditures	$2,844	$1,126	$714	$303	$797	$67	$5,851

Total assets	$931,489	$359,656	$228,404	$243,889	$256,911	$38,048	$2,058,397

	Quarter Ended September 30, 2008
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$29,251	$11,041	$10,260	$9,723	$9,523	$—	$69,798
Real estate expenses	10,999	3,616	2,189	4,404	2,582	—	23,790

Net operating income	$18,252	$7,425	$8,071	$5,319	$6,941	$—	$46,008

Depreciation and amortization							(21,240)
Interest expense							(18,447)
General and administrative							(2,731)
Other income							338
Gain from non-disposal activities							17
Income from discontinued operations							684

Net income							4,629
Less: Net income attributable to noncontrolling interests							(48)
Net income attributable to the controlling interests							$4,581

Capital expenditures	$3,106	$775	$1,145	$1,841	$1,983	$388	$9,238

Total assets	$773,501	$347,788	$235,213	$263,024	$272,317	$76,933	$1,968,776

	Period Ended September 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$101,676	$33,617	$30,995	$34,606	$28,169	$—	$229,063
Real estate expenses	36,886	11,331	7,955	14,549	7,688	—	78,409

Net operating income	$64,790	$22,286	$23,040	$20,057	$20,481	$—	$150,654

Depreciation and amortization							(70,095)
Interest expense							(57,221)
General and administrative							(10,732)
Other income							921
Gain on extinguishment of debt, net							6,931
Gain from non-disposal activities							62
Gain on sale of real estate							11,821
Income from discontinued operations							1,304

Net income							33,645
Less: Net income attributable to noncontrolling interests							(154)

Net income attributable to the controlling interests							$33,491

Capital expenditures	$10,329	$3,283	$1,218	$1,881	$2,329	$208	$19,248

	Period Ended September 30, 2008
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$87,336	$32,644	$31,247	$26,644	$28,534	$—	$206,405
Real estate expenses	31,221	10,566	6,872	12,374	7,250	—	68,283

Net operating income	$56,115	$22,078	$24,375	$14,270	$21,284	$—	$138,122

Depreciation and amortization							(62,213)
Interest expense							(56,187)
General and administrative							(8,812)
Other income							796
Loss on extinguishment of debt							(8,449)
Gain from non-disposal activities							17
Gain on sale of real estate							15,275
Income from discontinued operations							3,416

Net income							21,965
Less: Net income attributable to noncontrolling interests							(158)

Net income attributable to the controlling interests							$21,807

Capital expenditures	$11,019	$3,849	$2,801	$4,792	$4,405	$612	$27,478

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

The following financial statement line items were affected by this accounting change for the periods indicated (in thousands, except for per share amounts):

Consolidated statements of income:

	For the Quarter Ended September 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$17,452	$18,224	$(772)
Gain (loss) on extinguishment of debt	$247	$(133)	$(380)
Income from continuing operations	$5,381	$4,229	$(1,152)
Net income attributable to the controlling interests	$10,702	$9,550	$(1,152)
Earnings per share, diluted	$0.18	$0.16	$(0.02)

	For the Quarter Ended September 30, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$17,149	$18,447	$(1,298)
Income from continuing operations	$5,243	$3,945	$(1,298)
Net income attributable to the controlling interest	$5,879	$4,581	$(1,298)
Earnings per share, diluted	$0.12	$0.09	$(0.03)

	For the Period Ended September 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$54,363	$57,221	$(2,858)
Gain on extinguishment of debt	$10,329	$6,931	$(3,398)
Income from continuing operations	$26,776	$20,520	$(6,256)
Net income attributable to the controlling interests	$39,747	$33,491	$(6,256)
Earnings per share, diluted	$0.71	$0.60	$(0.11)

	For the Period Ended September 30, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Interest expense	$52,395	$56,187	$(3,792)
Income from continuing operations	$7,066	$3,274	$(3,792)
Net income attributable to the controlling interest	$25,599	$21,807	$(3,792)
Earnings per share, diluted	$0.53	$0.45	($0.08)

Consolidated balance sheets:

	As of September 30, 2009
	As computed prior to FSP 14-1	As reported under FSP 14-1	Effect of Change
Income producing property	$1,889,895	$1,890,505	$610
Development in progress	$24,460	$24,611	$151
Prepaid expenses and other assets	$106,479	$104,421	$(2,058)
Total assets	$2,059,694	$2,058,397	$(1,297)

Notes payable	$801,342	$796,064	$(5,278)
Total liabilities	$1,298,106	$1,292,828	$(5,278)

Additional paid in capital	$921,850	$942,884	$21,034
Distributions in excess of net income	$(162,586)	$(179,639)	$(17,053)
Total equity	$761,588	$765,569	$3,981

Total liabilities and equity	$2,059,694	$2,058,397	$(1,297)

	As of December 31, 2008
	As computed prior to FSP 14-1	As reported under FSP 14-1(1)	Effect of Change
Income producing property	$1,853,398	$1,854,008	$610
Development in progress	$23,630	$23,732	$102
Prepaid expenses and other assets	$114,980	$112,284	$(2,696)
Total assets	$2,111,391	$2,109,407	$(1,984)

Notes payable	$902,900	$890,679	$(12,221)
Total liabilities	$1,481,203	$1,468,982	$(12,221)

Additional paid in capital	$756,341	$777,375	$21,034
Distributions in excess of net income	$(128,139)	$(138,936)	$(10,797)
Total equity	$630,188	$640,425	$10,237

Total liabilities and equity	$2,111,391	$2,109,407	$(1,984)

(1)	See our Current Report on Form 8-K filed July 10, 2009 and Note 3 to the consolidated financial statements.

NOTE 12: SHAREHOLDERS’ EQUITY

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds from the sale of common shares under this program are used for the repayment of borrowings under our unsecured lines of credit and notes payable, acquisitions and general corporate purposes. During the 2009 Quarter we issued 1,431,440 common shares at a weighted average price of $27.70 under this program, raising $39.1 million in net proceeds. For the 2009 Period, we issued 1,989,708 common shares at a weighted average price of $27.37 under this program, raising $53.8 million in net proceeds.

During the second quarter of 2009, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. The net proceeds were used to repay a mortgage note payable, borrowings under our unsecured lines of credit and for general corporate purposes.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. During the 2009 Quarter, 41,166 common shares were issued at a weighted average price of $28.68 per share, raising $1.2 million in net proceeds. During 2008, 125,348 common shares were issued at a weighted average price of $32.75 per share, raising $4.1 million in net proceeds.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to the end of the 2009 Quarter, we executed repurchases totaling $8.1 million of the face value of our 3.875% convertible notes at an average of 96.9% of par.

Subsequent events have been evaluated through November 6, 2009, the date of issuance for these consolidated financial statements and notes thereto.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009, as well as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2009.

We refer to the three months ended September 30, 2009 and September 30, 2008 as the “2009 Quarter” and the “2008 Quarter”, respectively, and the nine months ended September 30, 2009 and September 30, 2008 as the “2009 Period” and the “2008 Period”, respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2009, we owned a diversified portfolio of 91 properties totaling approximately 11 million square feet of commercial space and 2,536 residential units. These 91 properties consist of 27 office properties, 21 industrial/flex properties, 18 medical office properties, 14 retail centers, 11 multi-family properties and land for development. We have a fundamental strategy of regional focus, diversification by property type and conservative capital management.

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

Our results of operations in the 2009 Quarter were primarily impacted by acquisitions in 2008 and 2009, development properties placed into service, dispositions and the performance of our core portfolio. We completed acquisitions totaling $277.3 million and dispositions totaling $74.7 million during 2008 and 2009. We placed into service from development at the end of 2007 and during 2008 two multifamily properties and one office property. The performance of our core portfolio, consisting of properties owned for the entirety of the 2009 and 2008 Quarters or Periods, declined compared to 2008, reflecting the impact of the national economic recession. Within the greater Washington metro region, market conditions remain sluggish. The region’s overall vacancy rate is higher, and leasing activity is below average. Further, rental rates have declined and concessions to tenants have increased. These market conditions have generally resulted in higher vacancy and bad debt for our core commercial portfolio, as reflected in the “Results of Operations” analysis found later in this section.

We summarize below our significant transactions during the 2009 and 2008 Periods:

2009 Period

•	The completion of a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds.

•	The disposition of one multifamily property, Avondale, for a contract sales price of $19.8 million and a gain on sale of $6.7 million.

•	The disposition of one industrial property, Tech 100, for a contract sales price of $10.5 million and a gain on sale of $4.1 million.

•	The disposition of one office property, Brandywine Center, for a contract sales price of $3.3 million and a gain on sale of $1.0 million.

•	The acquisition of one newly constructed medical office building for $19.9 million, adding approximately 87,400 square feet, which was 0% leased at the end of the 2009 Period.

•

The execution of an agreement to modify our $100.0 million unsecured term loan with Wells Fargo Bank, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points.

•	The issuance of 2.0 million common shares at a weighted average price of $27.37 under our sales agency financing agreement, raising $53.8 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•

The prepayment of a $50.0 million mortgage note payable, secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean, with no prepayment penalties.

•	The repurchase of $101.6 million of our 3.875% convertible notes at 80% to 95.8% of par, resulting in a gain on extinguishment of debt of $6.9 million.

•	The execution of new leases for 1,119,800 square feet of commercial space, with an average rental rate increase of 11.8% over expiring leases.

2008 Period

•	The acquisition of one industrial/flex property for $11.2 million, adding approximately 150,000 square feet, which was 100% leased at the end of the 2008 Period.

•	The acquisition of one medical office building for $6.5 million, adding approximately 36,000 square feet, which was 100% leased at the end of the 2008 Period.

•	The acquisition of one 374-unit apartment building for $58.3 million, adding approximately 269,000 square feet, which was 96% leased at the end of the 2008 Period.

•	The sale of two industrial properties for a contract sales price of $41.1 million, resulting in a gain on sale of $15.3 million.

•	The completion of a public offering of 2.6 million common shares priced at $34.80 per share, raising $86.7 million in net proceeds.

•	The issuance of 1.1 million common shares at weighted average price of $36.15 under our sales agency financing agreement, raising $40.7 million in net proceeds.

•	The execution of three mortgage notes totaling approximately $81.0 million at a fixed rate of 5.71%, secured by three multifamily properties.

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

•

The execution of two leases totaling 154,000 square feet at the previously unleased Dulles Station, Phase I office building. In addition to those leases, we executed new leases for 458,000 square feet of commercial space elsewhere in our portfolio, with an average rental rate increase of 20.9% over expiring leases.

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

Revenue Recognition

Residential properties (our multifamily segment) are leased under operating leases with terms of generally one year or less, and commercial properties (our office, medical office, retail and industrial segments) are leased under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our residential and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of our receivables. Percentage rents, which represent additional rents based on gross tenant sales, are recognized when tenants’ sales exceed specified thresholds.

Sales of real estate are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. Receivables are reviewed monthly and reserves are established when, in the opinion of management, collection of the receivable is doubtful. Reserves are established for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When the collection of a receivable is deemed doubtful in the same quarter that the receivable was established, then the allowance for that receivable is recognized as an offset to real estate revenues. When a receivable that was initially established in a prior quarter is deemed doubtful, then the allowance is recognized as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Included in our accounts receivable balance as of September 30, 2009 and December 31, 2008, are notes receivable balances of $8.4 million and $8.6 million, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $19.1 million and $56.7 million for the 2009 Quarter and Period, respectively, and $17.2 million and $50.5 million for the 2008 Quarter and Period, respectively. Maintenance and repair costs that do not extend an asset’s life are charged to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million and $1.0 million for the 2009 Quarter and Period, respectively, and $0.5 million and $2.0 million for the 2008 Quarter and Period, respectively. Interest capitalized is amortized over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with GAAP. There were no property impairments recognized during the 2009 and 2008 Quarters and Periods.

We record real estate acquisitions as business combinations in accordance with GAAP. Acquired or assumed assets, including physical assets and in-place leases, and liabilities are recorded based on their fair values. Goodwill is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired. The estimated fair values of the assets and liabilities are determined in accordance with current GAAP fair value provisions. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of September 30, 2009 or December 31, 2008.

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2008, two industrial properties, Sullyfield Center and The Earhart Building, were sold for a gain of $15.3 million. The proceeds from the sale were treated as a distribution to shareholders. In May 2009, a multifamily property, Avondale, was sold for a gain of $6.7 million. In July 2009, an industrial property, Tech 100, and an office property, Brandywine Center, were sold for gains of $4.1 million and $1.0 million, respectively. We currently anticipate that the proceeds from these gains will be treated as a distribution to shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the nine month periods ended September 30, 2009 and 2008.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2009 and 2008 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

For purposes of evaluating comparative operating performance, we categorize our properties as “core”, “non-core” or discontinued operations. A “core” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-core” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations. One property was acquired during the 2009 Period, and four properties were acquired during 2008. Also classified as non-core are three development properties placed into service in 2008 and 2007. Three properties were sold and two properties were classified as held for sale during the 2009 Period, and two properties were sold during 2008. These held for sale and sold properties are classified as discontinued operations for the 2009 and 2008 Quarters and Periods.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Minimum base rent	$66,111	$60,457	$5,654	9.4%	$198,201	$178,982	$19,219	10.7%
Recoveries from tenants	8,104	7,966	138	1.7%	27,239	23,231	4,008	17.3%
Provisions for doubtful accounts	(1,469)	(1,156)	(313)	27.1%	(4,485)	(3,247)	(1,238)	38.1%
Lease termination fees	354	387	(33)	(8.5)%	814	938	(124)	(13.2)%
Parking and other tenant charges	2,507	2,144	363	16.9%	7,294	6,501	793	12.2%

	$75,607	$69,798	$5,809	8.3%	$229,063	$206,405	$22,658	11.0%

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

Minimum Base Rent: Minimum base rent increased by $5.7 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($5.5 million), combined with a $0.2 million increase in minimum base rent from core properties due to higher rental rates in the commercial segments, offset by higher vacancy in the commercial segments.

Minimum base rent increased by $19.2 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($18.5 million), combined with a $0.7 million increase in minimum base rent from core properties due to higher rental rates in all segments, offset by higher vacancy in the commercial segments.

Recoveries from Tenants: Recoveries from tenants increased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.4 million), combined with a $1.3 million decrease in recoveries from tenants from core properties primarily due to lower common area maintenance ($0.6 million) and real estate tax ($0.7 million) reimbursements.

Recoveries from tenants increased by $4.0 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($4.7 million), combined with a $0.7 million decrease in recoveries from tenants from core properties primarily due to lower common area maintenance reimbursements ($1.4 million) offset by higher electricity ($0.5 million) and overtime utilities ($0.2 million) reimbursements.

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.3 million in the 2009 Quarter as compared to the 2008 Quarter, primarily in the office, retail and industrial segments.

Provisions for doubtful accounts increased by $1.2 million in the 2009 Period as compared to the 2008 Period, primarily in the office ($1.0 million) and retail ($0.5 million) segments, partially offset by lower provisions in the medical office segment ($0.3 million). The increase in provisions for doubtful accounts for both the 2009 Quarter and Period reflects the impact of the national economic recession.

Lease Termination Fees: Lease termination fees were flat in the 2009 Quarter as compared to the 2008 Quarter.

Lease termination fees decreased by $0.1 million in the 2009 Period as compared to the 2008 Period, primarily in the office segment ($0.4 million), offset by an increase in the industrial segment ($0.3 million).

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.4 million in the 2009 Quarter as compared to the 2008 Quarter, primarily due to monthly parking income from non-core properties ($0.2 million).

Parking and other tenant charges increased by $0.8 million in the 2009 Period as compared to the 2008 Period due primarily to monthly parking income from non-core properties ($0.7 million).

A summary of economic occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended September 30,			Periods Ended September 30,
	2009	2008	Change	2009	2008	Change
Office	92.3%	90.2%	2.1%	92.7%	93.2%	(0.5)%
Medical Office	96.0%	95.8%	0.2%	96.2%	96.9%	(0.7)%
Retail	94.0%	94.4%	(0.4)%	94.7%	94.9%	(0.2)%
Multifamily	93.9%	84.9%	9.0%	90.6%	81.3%	9.3%
Industrial	89.6%	93.3%	(3.7)%	90.4%	94.1%	(3.7)%

Total	93.0%	91.1%	1.9%	92.8%	92.2%	0.6%

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy increased to 93.0% in the 2009 Quarter from 91.1% in the 2008 Quarter, driven by higher occupancy in the multifamily segment due to the lease-up during 2008 and 2009 of our development properties, Bennett Park and Clayborne Apartments. This was partially offset by higher vacancy in the industrial and retail segments.

Our overall economic occupancy increased to 92.8% in the 2009 Period from 92.2% in the 2008 Period, driven by higher occupancy in the multifamily segment due to the lease-up during 2008 and 2009 of our development properties, Bennett Park and Clayborne Apartments. This was partially offset by higher vacancy in the commercial segments.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
	2009	2008	$	%	2009	2008	$	%
Property operating expenses	$17,741	$16,624	$1,117	6.7%	$53,944	$47,922	$6,022	12.6%
Real estate taxes	8,127	7,166	961	13.4%	24,465	20,361	4,104	20.2%

	$25,868	$23,790	$2,078	8.7%	$78,409	$68,283	$10,126	14.8%

Real estate expenses as a percentage of revenue were 34.2% and 34.1% for the 2009 and 2008 Quarters, respectively, and 34.2% and 33.1% for the 2009 and 2008 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased $1.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to non-core properties ($1.3 million), offset by a $0.2 million decrease in property operating expenses from core properties.

Property operating expenses increased $6.0 million in the 2009 Period as compared to the 2008 Period due primarily to non-core properties ($4.4 million), combined with a $1.6 million increase in property operating expenses from core properties driven by higher bad debt expense ($1.0 million) and utilities ($1.0 million), offset by lower administrative expenses ($0.4 million).

Real Estate Taxes: Real estate taxes increased $1.0 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to the non-core properties ($0.9 million), combined with a $0.1 million increase in real estate taxes from core properties.

Real estate taxes increased $4.1 million in the 2009 Period as compared to the 2008 Period due primarily to the non-core properties ($2.8 million), combined with a $1.3 million increase in real estate taxes from core properties due primarily to higher rates and assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Depreciation and amortization	$23,643	$21,240	$2,403	11.3%	$70,095	$62,213	$7,882	12.7%
Interest expense	18,224	18,447	(223)	(1.2)%	57,221	56,187	1,034	1.8%
General and administrative	3,834	2,731	1,103	40.4%	10,732	8,812	1,920	21.8%

	$45,701	$42,418	$3,283	7.7%	$138,048	$127,212	$10,836	8.5%

Depreciation and Amortization: Depreciation and amortization expense increased by $2.4 million and $7.9 million in the 2009 Quarter and Period, respectively, due primarily to properties acquired or placed into service during 2008 and 2009 of $360.8 million.

Interest Expense: A summary of interest expense by debt type for the 2009 and 2008 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Notes payable	$11.9	$13.3	$(1.4)	(10.5)%	$36.9	$39.9	$(3.0)	(7.5)%
Mortgages	6.3	5.0	1.3	26.0%	20.4	12.9	7.5	58.1%
Lines of credit/short-term note payable	0.3	0.6	(0.3)	(50.0)%	0.9	5.4	(4.5)	(83.3)%
Capitalized interest	(0.3)	(0.5)	0.2	40.0%	(1.0)	(2.0)	1.0	50.0%

Total	$18.2	$18.4	$(0.2)	1.1%	$57.2	$56.2	$1.0	1.8%

Interest expense decreased $0.2 million in the 2009 Quarter compared to the 2008 Quarter primarily due to the repurchases of $117.6 million of our convertible notes during 2008 and 2009. The $0.3 million decrease in interest on our unsecured lines of credit was due to lower amounts outstanding and interest rates. This was offset by a $1.3 million increase in mortgage interest expense due to mortgage notes executed during 2009 and 2008, as well as assuming a mortgage with the 2445 M Street acquisition in 2008. The increase in mortgage interest for the 2009 Quarter was partially offset by the prepayment of a $50.0 million mortgage note on July 1, 2009. Also, the extension of the $100.0 million term loan during the second quarter of 2009 resulted in a higher effective interest rate ($0.3 million) and capitalized interest decreased by $0.2 million due to placing development projects into service during 2008. The proceeds of the new mortgage notes were used to pay down floating rate credit facility debt and to repurchase a portion of the convertible notes.

Interest expense increased $1.0 million in the 2009 Period compared to the 2008 Period, primarily due to a $7.5 million increase in mortgage interest expense due to entering into new mortgage notes during 2009 and 2008, as well as assuming a mortgage with the 2445 M Street acquisition in 2008. Also, the extension of the $100.0 million term loan during the second quarter of 2009 resulted in a higher effective interest rate ($1.1 million) and capitalized interest decreased by $1.1 million due to placing development projects into service during 2008. This was offset by a $3.4 million decrease in the interest expense due to the repurchases of $117.6 million of our convertible notes during 2008 and 2009. Also, interest on our unsecured lines of credit decreased by $4.5 million due to lower balances and interest rates.

General and Administrative Expense: General and administrative expense increased by $1.1 million and $1.9 million in the 2009 Quarter and Period, respectively. The increases were driven primarily by higher share based compensation expense ($0.7 million and $1.0 million for the 2009 Quarter and Period, respectively) and the expensing of pre-acquisition costs related to Lansdowne Medical Office Building ($0.5 million and $0.7 million for the 2009 Quarter and Period, respectively). Pre-acquisition costs were capitalized prior to the January 1, 2009 adoption of current GAAP provisions regarding business combinations (see Note 2 to the consolidated financial statements).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives and where market conditions for sale are favorable. The proceeds from the sales are reinvested into other properties, used to fund development operations, used to otherwise support corporate needs or are distributed to our shareholders.

We classified Avondale, a multifamily property, as held for sale in September, 2008 and subsequently sold it in May, 2009 for a contract sales price of $19.75 million that resulted in a gain on sale of $6.7 million. We sold Tech 100, an industrial property, in July, 2009 for a contract sales price of $10.5 million that resulted in a gain on sale of $4.1 million. We also sold Brandywine Center, an office property, in August, 2009 for a contract sales price of $3.3 million that resulted in a gain on sale of $1.0 million. We classified Charleston Business Center and Crossroads Distribution Center, industrial properties, as held for sale in March and August, 2009, respectively. We classify properties as held for sale when they meet the criteria specified in GAAP. Senior management has committed to, and actively embarked upon, a plan to sell the assets, and the sales are expected to be completed within one year under terms usual and customary for such sales, with no indication that the plans will be significantly altered or abandoned. Depreciation on these properties was discontinued at the time they were classified as held for sale, but operating revenues and other operating expenses continue to be recognized until the dates of sale. Under GAAP, revenues and expenses of properties that are classified as held for sale or sold are treated as discontinued operations for all periods presented in the consolidated statements of income.

We sold two industrial properties in 2008. Sullyfield Center and the Earhart Building were classified as held for sale in November 2007 and sold in June 2008. They were sold for a contract sales price of $41.1 million, and we recognized a gain on sale of $15.3 million.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Revenues	$411	$1,598	$(1,187)	(74.3)%	$3,066	$6,966	$(3,900)	(56.0)%
Property expenses	(138)	(609)	471	77.3%	(1,358)	(2,496)	1,138	45.6%
Depreciation and amortization	(46)	(305)	259	84.9%	(404)	(1,054)	650	61.7%

Total	$227	$684	$(457)	(66.8)%	$1,304	$3,416	$(2,112)	(61.8)%

Income from operations of properties sold or held for sale decreased by $0.5 million and $2.1 million for the 2009 Quarter and Period, respectively, due to the sales of Tech 100 and Brandywine Center in July 2009, Avondale Apartments in May 2009, and Sullyfield Center and the Earhart Building in June 2008.

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

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$66,683	$68,082	$(1,399)	(2.1)%
Non-core (1)	8,924	1,716	7,208	420.0%

Total real estate rental revenue	$75,607	$69,798	$5,809	8.3%

Real Estate Expenses
Core	$22,310	$22,427	$(117)	(0.5)%
Non-core (1)	3,558	1,363	2,195	161.0%

Total real estate expenses	$25,868	$23,790	$2,078	8.7%

NOI
Core	$44,373	$45,655	$(1,282)	(2.8)%
Non-core (1)	5,366	353	5,013	—

Total NOI	$49,739	$46,008	$3,731	8.1%

Reconciliation to Net Income
NOI	$49,739	$46,008
Other income	262	338
Interest expense	(18,224)	(18,447)
Depreciation and amortization	(23,643)	(21,240)
General and administrative expenses	(3,834)	(2,731)
Loss on extinguishment of debt	(133)	—
Gain from non-disposal activities	62	17
Gain on sale of real estate	5,147	—
Discontinued operations(2)	227	684

Net income	9,603	4,629
Less: Net income attributable to noncontrolling interests	(53)	(48)

Net income attributable to the controlling interest	$9,550	$4,581

	Quarters Ended September 30,
Economic Occupancy	2009	2008
Core	92.8%	93.7%
Non-core (1)	94.2%	47.3%

Total	93.0%	91.1%

(1)	Non-core properties include:

Multifamily development properties – Bennett Park and Clayborne Apartments

Office development property – Dulles Station, Phase I

2008 multifamily acquisition – Kenmore Apartments

2008 office acquisition – 2445 M Street

2009 medical office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2009 dispositions – Avondale, Tech 100 and Brandywine Center

2009 held for sale – Charleston and Crossroads Distribution Center

Real estate rental revenue in the 2009 Quarter increased by $5.8 million as compared to the 2008 Quarter due to the acquisition or placing into service of two office properties and three multifamily properties, which added approximately 1.1 million square feet of net rentable space. These acquisition and development properties contributed $7.2 million of the increase. Real estate rental revenue from the core properties decreased by $1.4 million primarily due to lower expense reimbursements ($1.3 million), lower core occupancy ($0.6 million) and higher bad debt ($0.3 million), offset by higher rental rates ($0.8 million).

Real estate expenses increased by $2.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $2.2 million of the increase. Real estate expenses from core properties were relatively flat, decreasing by $0.1 million.

Core economic occupancy decreased to 92.8% in the 2009 Quarter from 93.7% in the 2008 Quarter due to lower core economic occupancy in all segments except medical office. Non-core economic occupancy increased to 94.2% in the 2009 Quarter from 47.3% in the 2008 Quarter, driven by the lease-up of our development properties in the multifamily and office segments. During the 2009 Quarter, 69.7% of the commercial square footage expiring was renewed as compared to 60.9% in the 2008 Quarter. During the 2009 Quarter, 326,000 commercial square feet were leased at an average rental rate of $24.04 per square foot, an increase of 8.13% over expiring leases, with average tenant improvements and leasing costs of $11.60 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$28,148	$29,090	$(942)	(3.2)%
Non-core (1)	5,384	161	5,223	—

Total real estate rental revenue	$33,532	$29,251	$4,281	14.6%

Real Estate Expenses
Core	$10,276	$10,681	$(405)	(3.8)%
Non-core (1)	1,880	318	1,562	491.2%

Total real estate expenses	$12,156	$10,999	$1,157	10.5%

NOI
Core	$17,872	$18,409	$(537)	(2.9)%
Non-core (1)	3,504	(157)	3,661	—

Total NOI	$21,376	$18,252	$3,124	17.1%

	Quarters Ended September 30,
Economic Occupancy	2009	2008
Core	91.8%	92.5%
Non-core (1)	95.6%	25.1%
Total	92.3%	90.2%

(1)	Non-core properties include:

Development property – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $4.3 million in the 2009 Quarter as compared to the 2008 Quarter due to acquisition and development properties, which contributed $5.2 million of the increase. Real estate rental revenue from core properties decreased by $0.9 million primarily due to lower expense reimbursements ($0.8 million), lower core occupancy ($0.3 million) and higher bad debt ($0.2 million), partially offset by higher rental rates ($0.6 million).

Real estate expenses in the office segment increased by $1.2 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties, which contributed $1.6 million of the increase. Real estate expenses from core properties decreased by $0.4 million primarily due to lower legal ($0.1 million), utilities ($0.1 million) and repairs and maintenance ($0.1 million) expenses.

Core economic occupancy decreased to 91.8% in 2009 Quarter from 92.5% in the 2008 Quarter, primarily due to higher vacancy at 6565 Arlington Boulevard, 2000 M Street and 6110 Executive Boulevard. These were partially offset by higher economic occupancy at 600 Jefferson Plaza and One Central Plaza. Non-core economic occupancy increased to 95.6% from 25.1%, reflecting the lease-up of Dulles Station, Phase I. During the 2009 Quarter, 51.3% of the square footage that expired was renewed compared to 62.6% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 181,600 square feet of office space at an average rental rate of $29.06 per square foot, an increase of 7.3% over expiring leases, with average tenant improvements and leasing costs of $14.55 per square foot.

Medical Office Segment:

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$11,099	$11,041	$58	0.5%
Non-core (1)	—	—	—	—

Total real estate rental revenue	$11,099	$11,041	$58	0.5%

Real Estate Expenses
Core	$3,752	$3,616	$136	3.8%
Non-core (1)	80	—	80	—

Total real estate expenses	$3,832	$3,616	$216	6.0%

NOI
Core	$7,347	$7,425	$(78)	(1.1)%
Non-core (1)	(80)	—	(80)	—

Total NOI	$7,267	$7,425	$(158)	(2.1)%

	Quarters Ended September 30,
Economic Occupancy	2009	2008
Core	96.0%	95.8%
Non-core (1)	—	—

Total	96.0%	95.8%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to higher rental rates ($0.2 million) and lower bad debt ($0.1 million), offset by lower expense reimbursements ($0.3 million).

Real estate expenses in the medical office segment increased by $0.2 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to higher real estate taxes ($0.1 million) for the core properties. The recently acquired Lansdowne Medical Office Building contributed $0.1 million to the increase.

Core economic occupancy increased to 96.0% in the 2009 Quarter from 95.8% in the 2008 Quarter, primarily due to higher occupancy at Sterling Medical Office Building and Woodholme Medical Center. During the 2009 Quarter, 62.2% of the square footage that expired was renewed compared to 53.8% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 37,200 square feet of medical office space at an average rental rate of $39.59, an increase of 18.8% over expiring leases, with average tenant improvements and leasing costs of $27.11 per square foot.

Retail Segment:

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$10,182	$10,260	$(78)	(0.8)%

Real Estate Expenses
Total	$2,517	$2,189	$328	15.0%

NOI
Total	$7,665	$8,071	$(406)	(5.0)%

	Quarters Ended September 30,
Economic Occupancy	2009	2008
Core	94.0%	94.4%

Real estate rental revenue in the retail segment decreased by $0.1 million in the 2009 Quarter as compared to the 2008 Quarter due to higher bad debt ($0.1 million).

Real estate expenses in the retail segment increased by $0.3 million in the 2009 Quarter as compared to the 2008 Quarter due to higher legal expenses ($0.2 million) and bad debt ($0.1 million).

Economic occupancy decreased to 94.0% in the 2009 Quarter from 94.4% in the 2008 Quarter, primarily due to the closure of Circuit City at the Centre at Hagerstown, offset by higher occupancy at Foxchase Shopping Center and South Washington Street. During the 2009 Quarter, 30.3% of the square footage that expired was renewed compared to 84.7% in the 2008 Quarter. The low renewal rate during the 2009 Quarter is primarily due to the non-renewal of several smaller tenants at Montgomery Village Center and the Concord Centre. Only 23,500 square feet, or 1.2% of the retail portfolio’s total square footage, was up for renewal during the 2009 Quarter. During the 2009 Quarter, we executed new leases for 12,400 square feet of retail space at an average rental rate of $21.37, a decrease of 8.6% from expiring leases, with average tenant improvements and leasing costs of $1.64 per square foot.

Multifamily Segment:

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$8,293	$8,168	$125	1.5%
Non-core (1)	3,540	1,555	1,985	127.7%

Total real estate rental revenue	$11,833	$9,723	$2,110	21.7%

Real Estate Expenses
Core	$3,366	$3,359	$7	0.2%
Non-core (1)	1,598	1,045	553	52.9%

Total real estate expenses	$4,964	$4,404	$560	12.7%
NOI
Core	$4,927	$4,809	$118	2.5%
Non-core (1)	1,942	510	1,432	280.8%

Total NOI	$6,869	$5,319	$1,550	29.1%

	Quarters Ended September 30,
Economic Occupancy	2009	2008
Core	94.6%	94.7%
Non-core (1)	92.5%	55.1%

Total	93.9%	84.9%

(1)	Non-core properties include:

2008 development property – Clayborne Apartments

2007 development property – Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $2.1 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to acquisition and development properties placed into service, which contributed $2.0 million of the increase.

Real estate expenses in the multifamily segment increased by $0.6 million in the 2009 Quarter as compared to the 2008 Quarter due to the acquisition and development properties placed into service.

Core economic occupancy remained relatively flat compared to the 2008 Quarter, with lower occupancy at 3801 Connecticut Avenue offset by higher occupancy at Country Club Towers. Non-core economic occupancy increased to 92.5% from 55.1%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Quarters Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$8,961	$9,523	$(562)	(5.9)%

Real Estate Expenses
Total	$2,399	$2,582	$(183)	(7.1)%

NOI
Total	$6,562	$6,941	$(379)	(5.5)%

Economic Occupancy	2009	2008
Core	89.6%	93.3%

Real estate rental revenue in the industrial segment decreased by $0.6 million in the 2009 Quarter as compared to the 2008 Quarter due to higher vacancy ($0.3 million), bad debt ($0.1 million) and lower expense reimbursements ($0.3 million), partially offset by higher lease termination fees ($0.1 million).

Real estate expenses in the industrial segment decreased by $0.2 million in the 2009 Quarter as compared to the 2008 Quarter due primarily to lower real estate taxes ($0.1 million).

Core economic occupancy decreased to 89.6% in the 2009 Quarter from 93.3% in the 2008 Quarter, driven by higher vacancy at Fullerton Business Center, NVIP I & II and 270 Tech Park. During the 2009 Quarter, 92.4% of the square footage that expired was renewed compared to 57.1% in the 2008 Quarter. During the 2009 Quarter, we executed new leases for 94,800 square feet of industrial space at an average rental rate of $8.66, an increase of 2.7% over expiring leases, with average tenant improvements and leasing costs of $1.18 per square foot.

2009 Period Compared to 2008 Period

The following tables of selected operating data provide the basis for our discussion of NOI in the 2009 Period compared to the 2008 Period. All amounts are in thousands except percentage amounts.

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$201,241	$202,542	$(1,301)	(0.6)%
Non-core (1)	27,822	3,863	23,959	620.2%

Total real estate rental revenue	$229,063	$206,405	$22,658	11.0%

Real Estate Expenses
Core	$67,653	$64,764	$2,889	4.5%
Non-core (1)	10,756	3,519	7,237	205.7%

Total real estate expenses	$78,409	$68,283	$10,126	14.8%

NOI
Core	$133,588	$137,778	$(4,190)	(3.0)%
Non-core (1)	17,066	344	16,722	—

Total NOI	$150,654	$138,122	$12,532	9.1%

Reconciliation to Net Income
NOI	$150,654	$138,122
Other income	921	796
Interest expense	(57,221)	(56,187)
Depreciation and amortization	(70,095)	(62,213)
General and administrative expenses	(10,732)	(8,812)
Gain (loss) on extinguishment of debt	6,931	(8,449)
Gain from non-disposal activities	62	17
Gain on sale of real estate	11,821	15,275
Discontinued operations(2)	1,304	3,416

Net income	33,645	21,965
Less: Net income attributable to noncontrolling interests	(154)	(158)

Net income attributable to the controlling interest	$33,491	$21,807

	Periods Ended September 30,
Economic Occupancy	2009	2008
Core	93.1%	94.6%
Non-core (1)	90.7%	40.4%

Total	92.8%	92.2%

(1)       Non-core properties include:

Multifamily development properties – Bennett Park and Clayborne Apartments

Office development property – Dulles Station, Phase I

2008 industrial acquisition – 6100 Columbia Park Drive

2008 medical office acquisition – Sterling Medical Office Building

2008 multifamily acquisition – Kenmore Apartments

2008 office acquisition – 2445 M Street

2009 medical office acquisition – Lansdowne Medical Office Building

(2)       Discontinued operations include gain on disposals and income from operations for:

2008 dispositions – Sullyfield Center and The Earhart Building

2009 disposition – Avondale, Tech 100 and Brandywine Center

2009 held for sale – Charleston and Crossroads Distribution Center

Real estate rental revenue in the 2009 Period increased by $22.7 million as compared to the 2008 Period due to the acquisition or placing into service of two office properties, one medical office property, three multifamily properties and one industrial property, which added approximately 1.3 million square feet of net rentable space. These acquisition and development properties contributed all of the increase. Real estate rental revenue from the core properties decreased by $1.3 million primarily due to lower core occupancy ($3.2 million), higher bad debt ($1.3 million) and lower percentage rent ($0.2 million), offset by higher rental rates ($3.7 million).

Real estate expenses increased by $10.1 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $7.2 million of the increase. Real estate expenses from core properties increased by $2.9 million due primarily to higher real estate taxes ($1.3 million) caused by higher rates and assessments, higher utilities costs ($1.0 million) due to higher electricity rates and higher bad debt ($1.0 million), offset by lower administrative expenses ($0.4 million).

Core economic occupancy decreased to 93.1% in the 2009 Period from 94.6% in the 2008 Period due to lower core economic occupancy in all segments. Non-core economic occupancy increased to 90.7% in the 2009 Period from 40.4% in the 2008 Period, driven by the lease-up of our development properties placed into service in the multifamily and office segments. During the 2009 Period, 70.9% of the commercial square footage expiring was renewed as compared to 53.0% in the 2008 Period. During the 2009 Period, 1,119,800 commercial square feet were leased at an average rental rate of $25.52 per square foot, an increase of 11.8% over expiring leases, with average tenant improvements and leasing costs of $12.72 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$85,482	$87,175	$(1,693)	(1.9)%
Non-core (1)	16,194	161	16,033	—

Total real estate rental revenue	$101,676	$87,336	$14,340	16.4%

Real Estate Expenses
Core	$31,352	$30,593	$759	2.5%
Non-core (1)	5,534	628	4,906	781.2%

Total real estate expenses	$36,886	$31,221	$5,665	18.1%

NOI
Core	$54,130	$56,582	$(2,452)	(4.3)%
Non-core (1)	10,660	(467)	11,127	—

Total NOI	$64,790	$56,115	$8,675	15.5%

	Periods Ended September 30,
Economic Occupancy	2009	2008
Core	92.2%	94.0%
Non-core (1)	95.4%	25.1%

Total	92.7%	93.2%

(1) Non-core properties include: Development property – Dulles Station, Phase I 2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $14.3 million in the 2009 Period as compared to the 2008 Period due to acquisition and development properties, which contributed $16.0 million of the increase. Real estate rental revenue from core properties decreased by $1.7 million primarily due to lower core occupancy ($1.6 million), higher bad debt ($1.0 million), lower expense reimbursements ($0.7 million) and lower lease termination fees ($0.4 million), partially offset by higher rental rates ($2.0 million).

Real estate expenses in the office segment increased by $5.7 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $4.9 million of the increase. Real estate expenses from core properties increased by $0.8 million primarily due to higher bad debt ($0.7 million) and higher real estate taxes ($0.3 million) caused by higher rates and assessments.

Core economic occupancy decreased to 92.2% in 2009 Period from 94.0% in the 2008 Period, primarily due to higher vacancy at One Central Plaza, 2000 M Street and 1220 19th Street. These were partially offset by higher economic occupancy at the Crescent properties. Non-core economic occupancy increased to 95.4% from 25.1%, reflecting the lease-up of Dulles Station, Phase I. During the 2009 Period, 61.7% of the square footage that expired was renewed compared to 36.5% in the 2008 Period. The low renewal rate during the 2008 Period was primarily due to the non-renewal of two large tenants at One Central Plaza and 2000 M Street. During the 2009 Period, we executed new leases for 555,400 square feet of office space at an average rental rate of $35.89 per square foot, an increase of 14.2% over expiring leases, with average tenant improvements and leasing costs of $19.70 per square foot. Of the 555,400 square feet leased, approximately 150,000 square feet is due to the renewal of The International Bank for Reconstruction and Development, one of the two development institutions that make up the World Bank, at 1776 G Street in Washington, DC.

Medical Office Segment:

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$33,132	$32,417	$715	2.2%
Non-core (1)	485	227	258	113.7%

Total real estate rental revenue	$33,617	$32,644	$973	3.0%

Real Estate Expenses
Core	$10,969	$10,438	$531	5.1%
Non-core (1)	362	128	234	182.8%

Total real estate expenses	$11,331	$10,566	$765	7.2%

NOI
Core	$22,163	$21,979	$184	0.8%
Non-core (1)	123	99	24	24.2%

Total NOI	$22,286	$22,078	$208	0.9%

	Periods Ended September 30,
Economic Occupancy	2009	2008
Core	96.7%	97.4%
Non-core (1)	71.7%	61.0%

Total	96.2%	96.9%

(1) Non-core properties include: 2009 acquisition – Lansdowne Medical Office Building 2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $1.0 million in the 2009 Period as compared to the 2008 Period due primarily to higher rental rates ($0.8 million) and lower bad debt ($0.3 million), offset by higher vacancy ($0.2 million) and lower expense reimbursements ($0.2 million). The 2008 acquisition of Sterling Medical Office Building contributed $0.3 million to the increase.

Real estate expenses in the medical office segment increased by $0.8 million in the 2009 Period as compared to the 2008 Period due primarily to higher bad debt ($0.2 million) and higher real estate taxes ($0.3 million) caused by higher rates and assessments. The acquired property contributed $0.2 million to the increase.

Core economic occupancy decreased to 96.7% in the 2009 Period from 97.4% in the 2008 Period, driven by higher vacancy at 8301 Arlington Boulevard and Woodburn I & II, partially offset by lower vacancy at 2440 M Street. Non-core economic occupancy reflects the vacant space at Sterling Medical Office Building. During the 2009 Period, 64.6% of the square footage that expired was renewed compared to 65.4% in the 2008 Period. During the 2009 Period, we executed new leases for 104,700 square feet of medical office space at an average rental rate of $36.11, an increase of 12.0% over expiring leases, with average tenant improvements and leasing costs of $18.38 per square foot.

Retail Segment:

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$30,995	$31,247	$(252)	(0.8)%

Real Estate Expenses
Total	$7,955	$6,872	$1,083	15.8%

NOI
Total	$23,040	$24,375	$(1,335)	(5.5)%

	Periods Ended September 30,
Economic Occupancy	2009	2008
Core	94.7%	94.9%

Real estate rental revenue in the retail segment decreased by $0.3 million in the 2009 Period as compared to the 2008 Period due to lower percentage rent ($0.2 million) and higher bad debt ($0.5 million), partially offset by higher rental rates ($0.4 million).

Real estate expenses in the retail segment increased by $1.1 million in the 2009 Period as compared to the 2008 Period due to higher legal costs ($0.5 million), common area maintenance ($0.1 million) and real estate taxes ($0.3 million).

Economic occupancy slightly decreased to 94.7% in the 2009 Period from 94.9% in the 2008 Period, due to the closure of Circuit City at the Centre at Hagerstown as well as higher vacancy at Montrose Shopping Center, offset by higher occupancy at Foxchase Shopping Center and South Washington Street. During the 2009 Period, 54.5% of the square footage that expired was renewed compared to 57.6% in the 2008 Period. During the 2009 Period, we executed new leases for 50,800 square feet of retail space at an average rental rate of $24.94, a decrease of 0.7% from expiring leases, with average tenant improvements and leasing costs of $3.88 per square foot.

Multifamily Segment:

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$24,614	$24,029	$585	2.4%
Non-core (1)	9,992	2,615	7,377	282.1%

Total real estate rental revenue	$34,606	$26,644	$7,962	29.9%

Real Estate Expenses
Core	$10,019	$9,911	$108	1.1%
Non-core (1)	4,530	2,463	2,067	83.9%

Total real estate expenses	$14,549	$12,374	$2,175	17.6%

NOI
Core	$14,595	$14,118	$477	3.4%
Non-core (1)	5,462	152	5,310	—

Total NOI	$20,057	$14,270	$5,787	40.6%

	Periods Ended September 30,
Economic Occupancy	2009	2008
Core	92.8%	93.6%
Non-core (1)	85.5%	36.5%

Total	90.6%	81.3%

(1) Non-core properties include: Development properties – Bennett Park and Clayborne Apartments 2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $8.0 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $7.4 million of the increase. Real estate rental revenue from core properties increased by $0.6 million due to higher rental rates ($0.2 million), utility reimbursements ($0.2 million) and lower rent abatements ($0.2 million), partially offset by lower occupancy ($0.2 million).

Real estate expenses in the multifamily segment increased by $2.2 million in the 2009 Period as compared to the 2008 Period due primarily to acquisition and development properties, which contributed $2.1 million of the increase. Real estate expenses from core properties increased by $0.1 million primarily due to higher utilities ($0.2 million) and real estate taxes ($0.1 million), offset by lower administrative costs ($0.2 million).

Core economic occupancy decreased to 92.8% in the 2009 Period from 93.6% in the 2008 Period, driven by lower occupancy at Munson Hill Towers and Walker House Apartments, partially offset by higher occupancy at 3801 Connecticut Avenue. Non-core economic occupancy increased to 85.5% from 36.5%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Periods Ended September 30,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$27,018	$27,674	$(656)	(2.4)%
Non-core (1)	1,151	860	291	33.8%

Total real estate rental revenue	$28,169	$28,534	$(365)	(1.3)%

Real Estate Expenses
Core	$7,358	$6,950	$408	5.9%
Non-core (1)	330	300	30	10.0%

Total real estate expenses	$7,688	$7,250	$438	6.0%

NOI
Core	$19,660	$20,724	$(1,064)	(5.1)%
Non-core (1)	821	560	261	46.6%

Total NOI	$20,481	$21,284	$(803)	(3.8)%

Economic Occupancy	2009	2008
Core	90.1%	94.1%
Non-core (1)	100.0%	91.9%

Total	90.4%	94.1%

(1) Non-core properties include: 2008 acquisition – 6100 Columbia Park Road

Real estate rental revenue in the industrial segment decreased by $0.4 million, as an increase of $0.3 million from non-core properties was offset by a decrease of $0.7 million from core properties. The decrease from core properties is primarily due to higher vacancy ($1.0 million) and bad debt ($0.1 million), offset by higher rental rates ($0.3 million).

Real estate expenses in the industrial segment increased by $0.4 million in the 2009 Period as compared to the 2008 Period due primarily to higher common area maintenance ($0.2 million) and real estate taxes ($0.2 million).

Core economic occupancy decreased to 90.1% in the 2009 Period from 94.1% in the 2008 Period, driven by higher vacancy at 8900 Telegraph Road, 270 Tech Park and NVIP I & II. Non-core economic occupancy increased to 100.0% from 91.9% due to fully leasing 6100 Columbia Park Drive. During the 2009 Period, 84.4% of the square footage that expired was renewed compared to 60.7% in the 2008 Period. During the 2009 Period, we executed new leases for 408,900 square feet of industrial space at an average rental rate of $8.78, an increase of 4.0% over expiring leases, with average tenant improvements and leasing costs of $2.89 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. In particular, as a result of the current economic downturn and turmoil in the capital markets, the ability to secure debt financing of any type remains challenging. During certain periods in the recent past, debt capital was essentially unavailable for extended periods of time. While debt markets have materially improved, it is difficult to predict if the improvement is sustainable.

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

•	Funding dividends on our common shares and distributions to third party unit holders;

•	Approximately $32.0 million to invest in our existing portfolio of operating assets, including approximately $16.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $2.5 million to invest in our development projects; and

•	Approximately $20.0 million to fund our property acquisitions.

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of September 30, 2009, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service has assigned its Baa1 rating with a stable outlook, to our unsecured debt offerings. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at September 30, 2009 is summarized as follows (in thousands):

Total Debt
Fixed rate mortgages	$406,377
Unsecured credit facilities	6,000
Unsecured notes payable	796,064

$1,208,441

If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

Mortgage Debt

At September 30, 2009, our $406.4 million in fixed rate mortgages, which includes a net $7.6 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 7.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On February 17, 2009, we executed a mortgage note of $37.5 million at a fixed rate of 5.37% for a term of ten years, supported by Kenmore Apartments. The proceeds from the note were used to pay down borrowings under our lines of credit and to repurchase a portion of our convertible notes.

On July 1, 2009, we used a portion of the proceeds of the May 2009 equity offering to prepay the $50 million mortgage that was to mature in October 2009 without any prepayment penalties.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had $6.0 million outstanding and $1.4 million in letters of credit issued as of September 30, 2009, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, and may be extended for one year at our option. We had $0.9 million in letters of credit issued as of September 30, 2009, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in November 2010, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

As of September 30, 2009, we were in compliance with our loan covenants. However, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. In particular, as noted above, the ability to issue unsecured notes or secured debt remains challenging. During certain periods in the recent past, debt capital was essentially unavailable for extended periods of time. While debt markets have materially improved, it is difficult to predict if the improvement is sustainable. Accordingly, as noted above we anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities and potentially maintain balances on our unsecured credit facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.

Our unsecured fixed-rate notes payable have maturities ranging from February 2010 through February 2028, as follows (in thousands):

September 30, 2009 Note Principal
5.70% notes due 2011	$100,000
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	142,408
7.25% notes due 2028	50,000

$802,408

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

As of September 30, 2009, we were in compliance with our unsecured notes covenants.

During the 2009 Period, we repurchased $101.6 million of our 3.875% convertible notes at an average of 87.1% of par. Subsequent to the end of the 2009 Quarter, we executed repurchases totaling $8.1 million of the face value of our 3.875% convertible notes at an average of 96.9% of par. We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the 2009 Period we entered into an agreement to modify our $100 million unsecured term loan with Wells Fargo to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We previously had an interest rate swap agreement in place through the term loan’s original maturity date of February 19, 2010. This interest rate swap effectively fixes the interest rate on the modified term loan at 5.70%. On May 6, 2009, we also entered into a forward interest rate swap agreement that will effectively fix the modified term loan’s interest rate at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011. The agreement to modify the term loan also allows us to prepay the loan for a fee equal to 1.00% of the prepayment on or before November 30, 2010, and for a fee equal to 0.25% of the prepayment after November 30, 2010 but on or before May 31, 2011. After May 31, 2011 there is no prepayment fee under the terms of the modification agreement. We paid a loan fee equal to 0.5% of the $100 million principal amount in connection with the modification agreement.

Common Equity

We have authorization for issuance of 100.0 million common shares, of which 59.7 million shares were outstanding at September 30, 2009.

During the third quarter of 2008, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $150.0 million of our common shares from time to time over a period of no more than 36 months. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds from the sale of common shares under this program are used for the repayment of borrowings under our unsecured lines of credit, acquisitions and general corporate purposes. During the 2009 Quarter we issued 1,431,440 common shares at a weighted average price of $27.70 under this program, raising $39.1 million in net proceeds. For the 2009 Period, we issued 1,989,708 common shares at a weighted average price of $27.37 under this program, raising $53.8 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. During the 2009 Quarter, 41,166 common shares were issued at a weighted average price of $28.68 per share, raising $1.2 million in net proceeds.

During the second quarter of 2009, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. The net proceeds were used to repay a mortgage note payable, borrowings under our unsecured lines of credit and for general corporate purposes.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for the 2009 and 2008 Quarters and Periods (in thousands).

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Common dividends	$25,764	$21,576	$4,188	19.4%	$74,194	$62,753	$11,441	18.2%
Distributions to noncontrolling interests	48	48	—	—%	143	143	—	—%

	$25,812	$21,624	$4,188	19.4%	$74,337	$62,896	$11,441	18.2%

Dividends paid for the 2009 Quarter as compared to the 2008 Quarter increased due to our issuance of 5.25 million shares during the second quarter of 2009 and our issuance of 2.0 million shares under our sales agency financing agreement during and the 2009 Period.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Periods Ended September 30,
			Change
	2009	2008	$	%
Cash provided by operating activities	$81.3	$71.6	$9.7	13.5%
Cash used in investing activities	$(8.2)	$(118.4)	$110.2	93.1%
Cash provided by (used in) financing activities	$(77.9)	$33.1	$(111.0)	(335.3)%

Operations generated $81.3 million of net cash in the 2009 Period compared to $71.6 million in the 2008 Period. The increase in cash provided by operating activities was due primarily to properties acquired or placed into service during 2008.

Our investing activities used net cash of $8.2 million in the 2009 Period compared to $118.4 million in the 2008 Period. The decrease in cash used by investing activities was primarily due to the fact that we spent $56.1 million less on property acquisitions during the 2009 Period as compared to the 2008 Period. Additionally, we received $32.7 million for real estate sales during the 2009 Period, while during the 2008 Period the proceeds from property sales were placed in a tax free escrow. Further, cash spent on our development projects decreased to $1.7 million during the 2009 Period from $14.9 million during the 2008 Period, as our three major development projects (Bennett Park, Clayborne Apartments and Dulles Station, Phase I) were completed and placed into service during 2008.

Our financing activities used net cash of $77.9 million in the 2009 Period and generated net cash of $33.1 million in the 2008 Period. The increase in net cash used by financing activities was primarily due to repurchases of a portion of the 3.875% convertible notes for $88.6 million during the 2009 Period, as well as the fact that dividends paid were $11.4 million higher during the 2009 Period.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
Earnings to fixed charges	1.2x	1.2x	1.3x	1.0x
Debt service coverage	2.4x	2.3x	2.5x	2.2x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	Quarters Ended September 30,		Periods Ended September 30,
	2009	2008	2009	2008
Net income attributable to the controlling interests	$9,550	$4,581	$33,491	$21,807
Adjustments
Depreciation and amortization	23,643	21,240	70,095	62,213
Discontinued operations depreciation and amortization	46	305	404	1,054
Gain on non-disposal activities	(62)	(17)	(62)	(17)
Gain on sale of real estate	(5,147)	—	(11,821)	(15,275)

FFO as defined by NAREIT	$28,030	$26,109	$92,107	$69,782

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under GAAP. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge under GAAP. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of cash flow hedges is recorded in other comprehensive income. The ineffective portion of changes in fair value of cash flow hedges is recorded in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.

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

On October 22, 2009, the Board of Trustees amended and restated the Trust’s bylaws to clarify certain corporate procedures and make other enhancements and technical corrections. The amended bylaws have added procedures required to be followed for shareholders who desire to nominate a trustee for election to the Board of Trustees. These procedures are described in Item 5.03 of WRIT’s Current Report on Form 8-K filed with the SEC on October 27, 2009, and the text of Item 5.03 of such Current Report is incorporated by reference herein. The description contained in the text of Item 5.03 of such Current Report does not purport to be complete and is subject to, and qualified by, (a) the full text of WRIT’s amended bylaws, filed as Exhibit 3.1 to such Current Report on Form 8-K, and (b) the full text of WRIT’s declaration of trust filed as Exhibit 3 to WRIT’s Registration Statement on Form 8-B filed on July 10, 1996, as amended by amendments thereto filed as (i) Exhibit 3 to WRIT’s Quarterly Report on Form 10-Q filed November 13, 1998, (ii) Exhibit 4(c) to WRIT’s Registration Statement on Form S-3 filed on July 14, 1999 and (iii) Exhibit 4(d) to WRIT’s Registration Statement on Form S-3 filed on August 28, 2006. These documents are incorporated herein by reference.

ITEM 6:	EXHIBITS

(a) Exhibits

3. (g)	Amendments to Bylaws dated October 22, 2009. (1)

10. (pp)	Form of the Indemnification Agreement by and between WRIT and the indemnitee. (2)

12.	Computation of Ratio of Earnings to Fixed Charges

31.	Rule 13a-14(a)/15(d)-14(a) Certifications

(a) Certification – Chief Executive Officer (b) Certification – Executive Vice President – Accounting, Administration and Corporate Secretary (c) Certification – Chief Financial Officer

32.	Section 1350 Certifications (a) Written Statement of Chief Executive Officer and Financial Officers

(1)	Incorporated herein by reference to WRIT’s Form 8-K filed October 27, 2009.
(2)	Incorporated herein by reference to WRIT’s Form 8-K filed July 27, 2009.

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

DATE: November 6, 2009