Form 10-K
period 2009-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2010-02-26
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2009, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,293,242,069 (based on the closing price of the stock on June 30, 2009).

As of February 25, 2010, 59,818,318 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:	BUSINESS

WRIT Overview

Washington Real Estate Investment Trust (“we” or “WRIT”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex properties, multifamily buildings and retail centers.

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to us or (c) treating the capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Over the last five years, dividends paid per share have been $1.73 for 2009, $1.72 for 2008, $1.68 for 2007, $1.64 for 2006 and $1.60 for 2005.

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

All of our officers and employees live and work in the greater Washington metro region and all but one of our officers have over 20 years of experience in this region.

This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 50.

The Greater Washington Metro Area Economy

In 2009, the national economic recession negatively affected the Washington metro region, evidenced by negative job growth and a decrease in gross regional product (“GRP”). Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region lost 24,000 jobs in twelve months ending October 2009. The region’s unemployment rate was 6.2% at October 2009, up from 4.1% in the prior year. However, it still remains the lowest rate among all of the nation’s largest metro areas. In addition, the region’s unemployment rate is well below the national average of 10.0% in November 2009. The government, education/health and professional/business services sectors experienced positive job growth, while the other sectors recorded job losses. The Center for Regional Analysis at George Mason University (“CRA”) estimates that the Washington area’s GRP decreased by 0.5% in 2009, which is less severe than the estimated national decline of 2.5%. Approximately one-third of the area’s GRP was generated by the federal government.

CRA expects growth in the Washington metro region to be slow as the region and the nation recover from the severe economic conditions. According to CRA, the Washington Leading Index, which forecasts area economic performance over the next 18 months, is 107.0, as of September 2009, which is above the 20-year average of 102.6. CRA also forecasts GRP for the Washington metro region to increase by 2.7% in 2010. This compares to a national GRP projection of 2.5%. CRA forecasts job growth in the region to increase in 2010 and 2011, adding 24,900 and 34,900 new jobs, respectively, compared to the 15-year annual average of 52,100.

Greater Washington Metro Region Real Estate Markets

The Association of Foreign Investors in Real Estate (“AFIRE”) has publicized that it now considers Washington, DC as the top U.S. city for real estate investment. The area’s economy has translated into stronger relative real estate market performance in each of our segments, compared to other national metropolitan regions, as reported by Delta. Despite our region’s strength in comparison to other metropolitan regions, we believe the potential exists in the current economic environment for continued downward pressure on rents in 2010. Market statistics and information from Delta are set forth below:

Office and Medical Office Sectors

•	Average effective rents decreased 6.9% in 2009 in the region compared to an increase of 0.1% in 2008.

•	Vacancy was 13.0% at year-end 2009, up from 10.6% at year-end 2008 and 9.1% at year-end 2007.

•	The region has the fourth lowest vacancy rate of large metro areas in the United States.

•

Net absorption (defined as the change in occupied, standing inventory from one period to the next) totaled 0.6 million square feet in 2009, down from 3.4 million square feet in 2008 and a 7.5 million square foot long-term average.

•	Of the 5.7 million square feet of office space under construction at year-end 2009 (down from 15.4 million square feet at year-end 2008), 48% is pre-leased compared to 26% one year ago.

Retail Sector

•	Rental rates at grocery-anchored centers decreased 5.8% in the region in 2009, from the 1.7% increase in 2008.

•	Vacancy rates increased to 5.6% at year-end 2009 from 3.7% at year-end 2008.

•	Total retail sales decreased by 7% in 2009 as compared to a 3% decrease in 2008.

Multifamily Sector

•	Rents for all investment grade apartments decreased 2.0% in the greater Washington metro region during 2009. Class A rents declined by 1.7% in 2009 compared to growth of 0.1% in 2008.

•

The vacancy rate for all apartments was 4.3% at year-end 2009, the same as year-end 2008. The national rate was 7.6% at year-end 2009, which places the Washington metro region as one of the lowest vacancy rates of any metro area in the nation. Class A vacancy decreased to 3.6% at year-end 2009 from 4.4% at year-end 2008.

Industrial/Flex Sector

•	Rental rates for the industrial sector decreased 4.3% in the Washington metro region in 2009 compared to an increase of 0.3% in 2008.

•	Overall vacancy was 11.4% at year-end 2009, up from 10.1% at year-end 2008.

•	Net absorption was a negative 2.3 million square feet, compared to a positive 4.4 million square feet in 2008.

•	Of the 1.1 million square feet of industrial space under construction at year-end 2009, 41% was pre-leased, compared to 30% of space under construction that was pre-leased at year-end 2008.

Our Portfolio

As of December 31, 2009, we owned a diversified portfolio of 90 properties consisting of 27 office properties, 18 medical office properties, 14 retail centers, 11 multifamily properties, 20 industrial/flex properties and land for development. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2009, 2008 and 2007, and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2009, were as follows:

Percent Leased(1)			Real Estate Rental Revenue*
December 31, 2009			2009	2008	2007
91%		Office	44%	42%	41%
89	%(2)	Medical office	15	16	15
96%		Retail	14	15	17
96%		Multifamily	15	13	13
85%		Industrial	12	14	14

			100%	100%	100%

(1)	Data excludes discontinued operations.
(2)	Reflects the acquisition of Lansdowne Medical Office Building during the third quarter of 2009. This property was vacant as of December 31, 2009.

On a combined basis, our commercial portfolio (i.e. our office, medical office, retail and industrial properties, but not our multifamily properties) was 90% leased at December 31, 2009, 94% leased at December 31, 2008 and 97% leased at December 31, 2007.

The commercial lease expirations for the next five years are as follows:

	# of Leases	Square Feet	Gross Annual Rent	Percentage of Total Gross Annual Rent
2010	297	1,550,000	$33,409,000	14%
2011	292	1,489,000	33,552,000	14
2012	212	1,187,000	26,688,000	11
2013	175	1,300,000	28,369,000	12
2014	143	1,073,000	28,935,000	12
2015 and thereafter	351	2,943,000	90,308,000	37

Total	1,470	9,542,000	$241,261,000	100%

Total real estate rental revenue from continuing operations was $306.9 million for 2009, $278.7 million for 2008 and $248.9 million for 2007. During the three year period ended December 31, 2009, we acquired four office buildings, six medical office buildings, one multifamily building and two industrial/flex properties. We also placed into service from development one office building and two multifamily buildings. During that same time frame, we sold three office buildings, one multifamily building and four industrial/flex properties. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total real estate rental revenue reflected above.

No single tenant accounted for more than 3.2% of real estate rental revenue in 2009, 3.5% of revenue in 2008 and 3.6% of revenue in 2007. All federal government tenants in the aggregate accounted for approximately 2.0% of our 2009 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, Secret Service, Federal Aviation Administration, NASA and the National Institutes of Health. Our larger non-federal government tenants include the World Bank, The Advisory Board Company, INOVA Health System, IBM Corporation, Patton Boggs LLP, Sunrise Senior Living, Inc., URS Corporation, Lafarge North America, Inc., and Children’s National Medical Center.

We expect to continue investing in additional income-producing properties. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

In prior years, we have been engaged in significant ground-up development in order to further strengthen our portfolio with long-term growth prospects. In 2007 and 2008, we completed construction on three ground-up development projects. The first was Bennett Park, a 224-unit multifamily property located in Arlington, VA, with the majority of units delivered by the end of 2007. The second development project was The Clayborne Apartments, a 74-unit multifamily property located in Alexandria, VA. All of the units at Clayborne were delivered during the first quarter of 2008. Bennett Park and Clayborne were 98% and 95% leased, respectively, at December 31, 2009. The third development project was Dulles Station, a Class A office property located in Herndon, VA. Dulles Station is entitled for two office buildings totaling 540,000 square feet. The first 180,000 square foot office building was completed in the third quarter 2007, and was 91% leased at December 31, 2009. Construction of the 360,000 square foot second building remains in the planning phase.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2009, 2008, and 2007 are discussed under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 25, 2010, we had 301 employees including 226 persons engaged in property management functions and 75 persons engaged in corporate, financial, leasing, asset management and other functions.

Tax Treatment of Recent Disposition Activity

We sold several properties during the three year period ended December 31, 2009. All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

In May 2009, we sold a multifamily property, Avondale Apartments, for a gain of $6.7 million. In July 2009, we sold an industrial property, Tech 100 Industrial Park, for a gain of $4.1 million. In July 2009, we sold an office property, Brandywine Center, for a gain of $1.0 million. In November 2009, we sold another industrial property, Crossroads Distribution Center, for a gain of $1.5 million. The capital gains from the sales were paid out to shareholders.

In June 2008, we sold two industrial properties, Sullyfield Center and The Earhart Building, for a gain of $15.3 million. The capital gains from the sales were paid out to shareholders.

In September 2007, we sold two office properties, Maryland Trade Centers I and II, for a gain of $25.0 million. The proceeds from the sales were reinvested in replacement properties.

We distributed all of our 2009, 2008 and 2007 ordinary taxable income to our shareholders. No provision for income taxes was necessary in 2009, 2008 or 2007.

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

Further disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.

The United States and global equity and credit markets recently experienced significant price volatility and liquidity disruptions which caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Further disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such further disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. As well, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Further disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. As well, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing.

Further disruptions in the financial markets also could adversely affect many of our tenants and their businesses, including their ability to pay rents when due and renew their leases at rates at least as favorable as their current rates. As well, our ability to attract prospective new tenants in the future could be adversely affected by disruption in the financial markets.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that if our office, medical office, retail, multifamily and industrial properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	the economic health of our tenants and the ability to collect rents;

•	consumer confidence, unemployment rates, and consumer tastes and preferences;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, medical office, retail, multifamily and industrial properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.

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

•

even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	competition from other real estate investors may significantly increase the purchase price; and

•	our estimates of capital expenditures required for an acquired property, including the costs of repositioning or redeveloping, may be inaccurate.

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

From 2010 through 2014, leases on our commercial properties will expire on a total of approximately 69% of our leased square footage as of December 31, 2009, with leases on approximately 16% of our leased square footage expiring in 2010, 16% in 2011, 12% in 2012, 14% in 2013 and 11% in 2014. We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended 2009, 2008 and 2007, the multifamily tenant retention rate was 54%, 67% and 68%, respectively. Similar to our commercial properties, if our multifamily tenants decide not to renew their leases, we may not be able to re-let the space, or the terms of the renewal may be less favorable than current lease terms. As a result of the foregoing, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. For example, during the fourth quarter of 2008, the bankruptcy of a large retail tenant caused a loss of approximately $1.0 million. In light of the current economic recession, it is possible that additional major tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results from operations.

If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. By way of illustration, provision for losses on accounts receivable from continuing operations increased to $6.7 million in 2009, from $4.2 million in 2008 and $1.9 million in 2007. This unfavorable trend could continue or worsen in 2010 and forward.

We face risks associated with property development.

Developing properties present a number of risks for us, including risks that:

•

if we are unable to obtain all necessary zoning and other required governmental permits and authorizations or cease development of the project for any other reason, the development opportunity may be abandoned after expending significant resources, resulting in the loss of deposits or failure to recover expenses already incurred;

•

the development and construction costs of the project may exceed original estimates due to increased interest rates and increased cost of materials, labor, leasing or other expenditures, which could make the completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, or ability to satisfy our debt service obligations.

Our properties face significant competition.

We face significant competition from developers, owners and operators of office, medical office, retail, multifamily, industrial and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rents than the space in our properties.

We face risks associated with the use of debt, including refinancing risk.

We rely on borrowings under our credit facilities and offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. The commercial real estate debt markets recently experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. While the commercial real estate debt markets have begun to improve, we believe that circumstances could arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facilities or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

We are subject to the risks normally associated with debt, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common shares or debt securities.

On February 25, 2010, our total consolidated debt was approximately $1.2 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $27.92 per share of our common shares on February 25, 2010, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 42% as of February 25, 2010.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the two major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of our share price, or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.

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

Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain a minimum tangible net worth and certain ratios, including a maximum of total liabilities to total gross asset value, a maximum of secured indebtedness to gross asset value, a minimum of annual EBITDA to fixed charges, a minimum of unencumbered asset value to unsecured indebtedness, a minimum of net operating income from unencumbered properties to unsecured interest expense and a maximum of permitted investments to gross asset value. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. The recent economic downturn may adversely affect our ability to comply with these financial and other covenants.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

We face risks associated with short-term liquid investments.

We have significant cash balances from time to time that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if additional equity securities are issued, including to finance future developments and acquisitions, instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.

Compliance or failure to comply with the Americans with Disabilities Act and other laws and regulations could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including commercial and multifamily properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our results of operations.

We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fair housing, rent control and fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our results of operations.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in September 2010. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

We have an insurance policy which has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extends the program through December 31, 2014. We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what amount of coverage will be available on commercially reasonable terms in future policy years.

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

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

All of our properties are located in or near Washington D.C., a metropolitan area that has been and may in the future be the target of actual or threatened terrorism attacks. As a result, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks in or near Washington D.C. could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.

Potential liability for environmental contamination could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. In addition, the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration and other state and local governmental authorities are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold, medical waste and lead-based paint. The clean up of any environmental contamination, including asbestos and mold, can be costly. If environmental problems arise, we may have to make substantial payments which could adversely affect our financial condition and results of operations because:

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

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. However, they do not always involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our general practice is to have these consultants conduct additional testing. However, even though these additional assessments may be conducted, there is still the risk that:

•	the environmental assessments and updates did not identify all potential environmental liabilities;

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•	new environmental liabilities have developed since the environmental assessments were conducted; and

•	future uses or conditions or changes in applicable environmental laws and regulations could result in environmental liability to us.

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

If we fail to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the

Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

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

In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could have a material adverse impact on our results of operations, financial condition and liquidity.

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in federal tax laws;

•	changes in our credit ratings;

•	relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our shares; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends on our common shares at historical rates or to increase our common share dividend rate will depend on a number of factors, including, among others, the following:

•	our future financial condition and results of operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.

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

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2009, which consisted of 90 properties and land held for development.

As of December 31, 2009, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/09
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	96%
51 Monroe Street	Rockville, MD	1979	1975	210,000	91%
515 King Street	Alexandria, VA	1992	1966	76,000	97%
The Lexington Building	Rockville, MD	1993	1970	46,000	55%
The Saratoga Building	Rockville, MD	1993	1977	58,000	72%
6110 Executive Boulevard	Rockville, MD	1995	1971	198,000	93%
1220 19th Street	Washington, D.C.	1995	1976	102,000	88%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	100%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	523,000	96%
600 Jefferson Plaza	Rockville, MD	1999	1985	112,000	82%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	97%
Parklawn Plaza	Rockville, MD	1999	1986	40,000	80%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	94%
Courthouse Square	Alexandria, VA	2000	1979	113,000	98%
One Central Plaza	Rockville, MD	2001	1974	267,000	77%
The Atrium Building	Rockville, MD	2002	1980	80,000	81%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
Albemarle Point	Chantilly, VA	2005	2001	89,000	82%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	140,000	78%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	276,000	93%
The Ridges	Gaithersburg, MD	2006	1990	104,000	100%
The Crescent	Gaithersburg, MD	2006	1989	49,000	100%
Monument II	Herndon, VA	2007	2000	205,000	97%
Woodholme Center	Pikesville, MD	2007	1989	73,000	86%
2000 M Street	Washington, D.C.	2007	1971	227,000	89%
Dulles Station	Herndon, VA	2005	2007	180,000	91%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%

Subtotal				4,176,000	91%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	95%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	100%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	100%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	100%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	70%
Alexandria Professional Center	Alexandria, VA	2006	1968	113,000	96%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	100%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	96%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	100%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed		Net Rentable* Square Feet	Percent Leased 12/31/09
15005 Shady Grove Road	Rockville, MD	2006	2002		52,000	100%
2440 M Street	Washington, D.C.	2007	1986/2006		110,000	97%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996		125,000	99%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002		75,000	86%
CentreMed I & II	Centreville, VA	2007	1998		52,000	100%
Sterling Medical Office Building[1]	Sterling, VA	2008	1986/2000		36,000	68%
Lansdowne Medical Office Building[1]	Leesburg, VA	2009	2009		87,000	0%

Subtotal					1,309,000	89%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		151,000	98%
Concord Centre	Springfield, VA	1973	1960		76,000	92%
Wheaton Park	Wheaton, MD	1977	1967		72,000	96%
Bradlee	Alexandria, VA	1984	1955		168,000	97%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969		198,000	94%
Shoppes of Foxchase[2]	Alexandria, VA	1994	1960/2006		134,000	95%
Frederick County Square	Frederick, MD	1995	1973		227,000	93%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		44,000	96%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	100%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	98%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	98%
Montrose Shopping Center	Rockville, MD	2006	1970		143,000	83%

Subtotal					2,022,000	96%

Multifamily Buildings				# of units
3801 Connecticut Avenue	Washington, D.C.	1963	1951	308	179,000	92%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	95%
Country Club Towers	Arlington, VA	1969	1965	227	163,000	97%
Park Adams	Arlington, VA	1969	1959	200	173,000	98%
Munson Hill Towers	Falls Church, VA	1970	1963	279	259,000	98%
The Ashby at McLean	McLean, VA	1996	1982	256	252,000	98%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003[3]	212	159,000	94%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	226,000	96%
Bennett Park	Arlington, VA	2007	2007	224	268,000	98%
Clayborne	Alexandria, VA	2008	2008	74	87,000	95%
Kenmore	Washington, D.C.	2008	1948	374	270,000	94%

Subtotal				2,540	2,206,000	96%

Industrial/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980		104,000	42%
Charleston Business Center	Rockville, MD	1993	1973		85,000	97%
The Alban Business Center	Springfield, VA	1996	1981/1982		87,000	84%
Ammendale Technology Park I	Beltsville, MD	1997	1985		167,000	79%
Ammendale Technology Park II	Beltsville, MD	1997	1986		107,000	70%
Pickett Industrial Park	Alexandria, VA	1997	1973		246,000	97%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991		787,000	82%
8900 Telegraph Road	Lorton, VA	1998	1985		32,000	4%
Dulles South IV	Chantilly, VA	1999	1988		83,000	90%
Sully Square	Chantilly, VA	1999	1986		95,000	74%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/09
Amvax	Beltsville, MD	1999	1986	31,000	100%
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	74%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004/2005	1999-2005	324,000	93%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	207,000	86%
Hampton Overlook	Capital Heights, MD	2006	1989/2005	302,000	92%
9950 Business Parkway	Lanham, MD	2006	2005	102,000	100%
270 Technology Park	Frederick, MD	2007	1986-1987	157,000	73%
6100 Columbia Park Road	Landover, MD	2008	1969	150,000	100%

Subtotal				3,344,000	85%

TOTAL				13,057,000

[1]	The sellers of Sterling Medical Office Building agreed to lease 37% of the building’s space for a period of 12—18 months following the date of sale.

[2]	Development on approximately 60,000 square feet of the center was completed in December 2006.

[3]	A 16 unit addition referred to as The Gardens at Walker House was completed in October 2003.

*	Multifamily buildings are presented in gross square feet.

ITEM 3:	LEGAL PROCEEDINGS

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 6,484 shareholders of record.

The high and low sales price for our shares for 2009 and 2008, by quarter, and the amount of dividends we paid per share are as follows:

		Quarterly Share Price Range
Quarter	Dividends Per Share	High	Low
2009
Fourth	$.4325	$29.00	$25.58
Third	$.4325	$30.02	$21.17
Second	$.4325	$23.05	$16.91
First	$.4325	$27.48	$15.60
2008
Fourth	$.4325	$36.39	$20.33
Third	$.4325	$37.61	$28.98
Second	$.4325	$36.07	$30.05
First	$.4225	$34.38	$26.91

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

The following table sets forth our selected financial data on a historical basis, which has been revised for properties disposed of or classified as held for sale (see note 3 to the consolidated financial statements). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(in thousands, except per share data)
Real estate rental revenue	$306,929	$278,691	$248,899	$202,334	$174,092
Income from continuing operations	$26,021	$7,889	$25,136	$32,477	$35,288
Discontinued operations:
Income from operations of properties sold or held for sale	$1,579	$4,129	$7,510	$5,780	$5,511
Gain on sale of real estate	$13,348	$15,275	$25,022	—	$37,011
Net income	$40,948	$27,293	$57,668	$38,257	$77,810
Net income attributable to the controlling interests	$40,745	$27,082	$57,451	$38,053	$77,638
Income from continuing operations attributable to the controlling interests per share – diluted	$0.45	$0.15	$0.53	$0.73	$0.83
Net income attributable to the controlling interests per share – diluted	$0.71	$0.55	$1.24	$0.87	$1.84
Total assets	$2,045,225	$2,109,407	$1,897,018	$1,530,863	$1,139,159
Lines of credit payable	$128,000	$67,000	$192,500	$61,000	$24,000
Mortgage notes payable	$405,451	$421,286	$252,484	$229,240	$161,631
Notes payable	$688,912	$890,679	$861,819	$719,862	$518,600
Shareholders’ equity	$745,255	$636,630	$502,540	$449,922	$380,305
Cash dividends paid	$100,221	$85,564	$78,050	$72,681	$67,322
Cash dividends declared and paid per share	$1.73	$1.72	$1.68	$1.64	$1.60

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009 and note 3 to the consolidated financial statements).

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. MD&A is organized as follows:

•	Overview. Discussion of our business, operating results, investment activity and cash requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2009 to 2008 and comparing 2008 to 2007.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•

Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2009, we owned a diversified portfolio of 90 properties totaling approximately 10.9 million square feet of commercial space and 2,540 multifamily units. These 90 properties consisted of 27 office properties, 20 industrial/flex properties, 18 medical office properties, 14 retail centers, and 11 multifamily properties and land held for development.

We have a fundamental strategy of regional focus and diversification by property type. In recent years we have sought to pursue a strategy of upgrading our portfolio by selling lower quality properties and acquiring or developing higher quality properties. We will seek to continue to upgrade our portfolio as opportunities arise. However, market conditions limited our acquisition opportunities during 2009 and may continue to limit our ability to acquire or sell properties at attractive prices in the future.

Operating Results

Real estate rental revenue, NOI, net income and FFO for 2009 and 2008 were as follows (in thousands):

	2009	2008	Change
Real estate rental revenue	$306,929	$278,691	$28,238
NOI (1)	$202,356	$185,192	$17,164
Net income attributable to the controlling interests	$40,745	$27,082	$13,663
FFO (2)	$121,771	$98,688	$23,083

(1)	See pages 31 and 38 of the MD&A for reconciliations of NOI to net income.

(2)	See page 55 of the MD&A for reconciliations of FFO to net income.

Our growth in NOI, net income and FFO during 2009 is due to acquisitions made during 2008 and the lease-up of our development properties. We currently do not expect this growth to continue in 2010, as the current market for acquisitions is difficult and our development properties are now stabilized. NOI from our core portfolio, consisting of properties owned for the entirety of 2009 and the same time period in 2008, was $179.6 million for 2009 compared to $181.6 million for 2008, a decrease of 1.1%.

We believe the national economic recession was responsible for the lower NOI from our core portfolio. While the Washington metro region remains one of the best performing real estate markets in the nation according to Delta Associates/Transwestern Commercial Services (“Delta”), it still reflected the impact of the economic recession during 2009, with declining occupancy and rental rates across all commercial segments. The near-term outlook for recovery remains slow, as occupancy and rental rates are currently expected to continue to decline in 2010, according to the Center for Regional Analysis at George Mason University (“CRA”).

The performance of our five operating segments and the market conditions in our region are discussed in greater detail below (industry data is as reported by Delta):

•

The region’s office market remained weak during 2009, with overall vacancy increasing to 13.0% from 10.6% in 2008. Vacancy in the submarkets was 14.0% for Northern Virginia, 14.8% for Suburban Maryland, and 10.5% in the District of Columbia. Net absorption (defined as the change in occupied, standing inventory from one year to the next) decreased to 0.6 million square feet from 3.4 million square feet in 2008, and the pipeline of new office properties in the region decreased to 5.7 million square feet from 15.4 million square feet in the prior year. Our office segment was 91.5% leased at year-end 2009, a decrease from 94.0% leased at year-end 2008. By submarket, our office segment was 93.8% leased in Northern Virginia, 87.0% leased in Suburban Maryland, and 95.8% leased in the District of Columbia at year end 2009.

•

Our medical office segment was 89.4% leased at year-end 2009, a decrease from 97.0% at year-end 2008. The decrease is due to the acquisition of the vacant Lansdowne Medical Office Building during the third quarter of 2009.

•

The region’s retail market declined in 2009, with vacancy rates increasing to 5.6% from 3.7% in 2008. Rental rates at grocery-anchored centers decreased 5.8% in 2009, as compared to a 1.7% increase in 2008. Our retail segment was 96.0% leased at year-end 2009, down from 97.8% at year-end 2008.

•

The region’s multifamily market was more resilient than the commercial markets during 2009. The region’s vacancy rate for investment grade apartments remained the same at 4.3%, though rents did decrease by 2.0%. Our multifamily segment was 95.8% leased at year-end 2009, up from 91.1% at year-end 2008.

•

The region’s industrial market contracted during 2009. Rents decreased by 4.3% and vacancy increased to 11.4%, compared to 10.1% one year ago. Net absorption was a negative 2.3 million square feet, compared to a positive 4.4 million square feet in 2008. Our industrial segment was 84.6% leased at year-end 2009, a decrease from 91.9% at year-end 2008.

Investment Activity

We sold four lower-performing properties during 2009 in order to improve the quality of our portfolio, while executing only one property acquisition. This acquisition/disposition level is in contrast to the prior two years, during which we acquired or placed into service 15 properties and sold four properties. Our decrease in acquisition activity mirrors the overall market, as property investment transactions were down dramatically during 2009, according to Delta. For 2010, we currently expect a greater level of acquisitions in 2010 than in 2009. However, we do not expect these potential acquisitions to provide any significant improvement to our operating performance in 2010 due to acquisition costs.

Cash Requirements

The current economic recession has generally made it challenging to secure debt financing. Over the past year, we have focused on strengthening our balance sheet in order to minimize our refinancing risk and prepare for future acquisitions as transaction volume increases. Our total debt maturities in 2010 and 2011 are $104.5 million and $326.1 million, respectively. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the two years ended December 31, 2009:

2009

•	The completion of a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds.

•	The disposition of one multifamily property, Avondale, for a contract sales price of $19.8 million and a gain on sale of $6.7 million.

•

The dispositions of two industrial properties, Tech 100 Industrial Park and Crossroads Distribution Center, for contract sales prices of $10.5 million and $4.4 million, respectively, and gains on sale of $4.1 million and $1.5 million, respectively.

•	The disposition of one office property, Brandywine Center, for a contract sales price of $3.3 million and a gain on sale of $1.0 million.

•	The acquisition of one newly constructed medical office building, Lansdowne Medical Office Building, for $19.9 million, adding approximately 87,400 square feet, which was 0% leased at the end of 2009.

•

The execution of an agreement to modify our $100.0 million unsecured term loan with Wells Fargo Bank, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points. We also entered into a forward interest rate swap on a notional amount of $100.0 million, which had the effect of fixing the interest rate on the loan at 4.85% for the period from February 20, 2010 through the maturity date of November 1, 2011.

•

The prepayment of our $100.0 million unsecured term loan with Wells Fargo Bank, National Association on December 1, 2009 using borrowings from our unsecured lines of credit. The prepayment resulted in a $1.5 million loss on extinguishment of debt.

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

•	The repurchases of $109.7 million of our 3.875% convertible notes prices ranging from 80% to 97.63% of par, resulting in a net gain on extinguishment of debt of $6.8 million.

•	The execution of new leases for 1.4 million square feet of commercial space, with an average rental rate increase of 10.2% over expiring leases.

2008

•	The acquisition of one office property, 2445 M Street, for $181.4 million, adding approximately 290,000 square feet.

•	The acquisition of one 374 unit apartment building, Kenmore Apartments, for $58.3 million, adding approximately 270,000 square feet.

•	The acquisition of one medical office property, Sterling Medical Office Building, for $6.5 million, adding approximately 36,000 square feet.

•	The acquisition of one industrial/flex property, 6100 Columbia Park Road, for $11.2 million, adding approximately 150,000 square feet.

•	The disposition of two industrial/flex properties, Sullyfield Center and the Earhart Building, for a contract sales price of $41.1 million and a gain on sale of $15.3 million.

•	The agreement to acquire one medical office property, Lansdowne Medical Office Building, for $19.5 million. The purchase occurred during 2009, as noted in the fifth bullet under “2009” above.

•	The completion of a public offering of 2,600,000 common shares priced at $34.80 per share, raising $86.7 million in net proceeds during the second quarter of 2008.

•	The completion of a public offering of 1,725,000 common shares priced at $35.00 per share, raising $57.6 million in net proceeds during the fourth quarter of 2008.

•	The issuance of 1.1 million common shares at a weighted average price of $36.15 under our sales agency financing agreement, raising $40.7 million in net proceeds.

•	The execution of three mortgage notes totaling approximately $81.0 million at a fixed rate of 5.71%, secured by three multifamily properties.

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

•	The repurchase of $16.0 million of our 3.875% convertible notes at a 25% discount to par value, resulting in a gain on extinguishment of debt of $2.9 million.

•	The increase in the capacity of our unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association from $200 million to $262 million.

•

The execution of two leases totaling 154,000 square feet at the previously unleased Dulles Station, Phase I office building. In addition to those leases, we executed new leases for 1.5 million square feet of commercial space elsewhere in our portfolio, with an average rental rate increase of 19.4%.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to estimated useful lives of real estate assets, estimated fair value of acquired leases, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are also described in note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office, medical office, retail and industrial segments) under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. We base this estimate on our historical experience and a review of the current status of our receivables. We recognize percentage rents, which represent additional rents based on gross tenant sales, when tenants’ sales exceed specified thresholds.

We recognize sales of real estate at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When we deem the collection of a receivable to be doubtful in the same quarter that we established the receivable, then we recognize the allowance for that receivable as an offset to real estate revenues. When we deem a receivable that was initially established in a prior quarter to be doubtful, then we recognize the allowance as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

We include notes receivable balances of $8.5 million and $8.6 million as of December 31, 2009 and 2008, respectively, in our accounts receivable balances.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $75.8 million, $68.5 million and $55.0 million, respectively. We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $1.4 million, $2.3 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. There were no property impairments recognized during the year ended December 31, 2007. During 2009 and 2008, we expensed $0.1 million and $0.6 million, respectively, included in general and administrative expenses, related to development projects no longer considered probable.

We record real estate acquisitions as business combinations in accordance with GAAP. We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We record goodwill when the purchase price exceeds the fair value of the assets and liabilities acquired. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We allocate the “as-if-vacant” fair value to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2009 and 2008.

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize net lease intangible assets on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize net lease intangible liabilities on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we write off the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease.

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In May 2009, we sold a multifamily property, Avondale, for a gain of $6.7 million. In July 2009, we sold an industrial property, Tech 100 Industrial Park, and an office property, Brandywine Center, for gains of $4.1 million and $1.0 million, respectively. In November 2009, we sold an industrial property, Crossroads Distribution Center, for a gain of $1.5 million. In June 2008, we sold two industrial properties, Sullyfield Center and The Earhart Building, for a gain of $15.3 million. The gains from the sales were paid out to the shareholders. Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Certain of our taxable REIT subsidiaries have net operating loss carryforwards available of approximately $5.3 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate. There were no income tax provisions or material deferred income tax items for our TRS for the years ended December 31, 2009, 2008 and 2007.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those years.

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

Properties we acquired during the years ending December 31, 2009, 2008 and 2007 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900

		Total 2009	87,000	$19,900

February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical Office	36,000	6,500
September 3, 2008	Kenmore Apartments (374 units)	Multifamily	270,000	58,300
December 2, 2008	2445 M Street	Office	290,000	181,400

		Total 2008	746,000	$257,400

February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical Office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical Office	125,000	30,800
June 1, 2007	Woodholme Center	Office	73,000	18,200
June 1, 2007	Ashburn Farm Office Park	Medical Office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical Office	52,000	15,300
August 30, 2007	4661 Kenmore Avenue	Land for Development	n/a	3,750
December 4, 2007	2000 M Street	Office	227,000	73,500

		Total 2007	1,024,000	$319,250

Properties we sold or classified as held for sale during the three years ending December 31, 2009 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400
	Charleston Business Center	Industrial	85,000	Held for sale

		Total 2009	541,000	$38,000

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100

		Total 2008	336,000	$41,100

September 26, 2007	Maryland Trade Center I & II	Office	342,000	$58,000

		Total 2007	342,000	$58,000

We placed into service two development properties, Clayborne Apartments and Dulles Station, Phase I, in 2008, and one development property, Bennett Park, at the end of 2007.

To provide more insight into our operating results, we divide our discussion into two main sections: (a) the consolidated results of operations section, in which we provide an overview analysis of results on a consolidated basis, and (b) the net operating income (“NOI”) section, in which we provide a detailed analysis of core versus non-core NOI results by segment. NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	2009	2008	2007	2009 vs 2008	% Change	2008 vs 2007	% Change
Minimum base rent	$265,433	$242,477	$217,730	$22,956	9.5%	$24,747	11.4%
Recoveries from tenants	36,555	30,874	24,924	5,681	18.4%	5,950	23.9%
Provisions for doubtful accounts	(6,232)	(4,451)	(1,931)	(1,781)	(40.0%)	(2,520)	(130.5%)
Lease termination fees	1,471	1,101	505	370	33.6%	596	118.0%
Parking and other tenant charges	9,702	8,690	7,671	1,012	11.6%	1,019	13.3%

	$306,929	$278,691	$248,899	$28,238	10.1%	$29,792	12.0%

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

Minimum Base Rent: Minimum base rent increased by $23.0 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($21.0 million), combined with a $2.0 million increase in minimum base rent from core properties due to higher rental rates, partially offset by higher vacancy.

Minimum base rent increased by $24.7 million in 2008 as compared to 2007 due primarily to properties acquired or placed into service in 2008 and 2007 ($22.5 million), combined with a $2.2 million increase in minimum base rent from core properties due to higher rental rates in all segments, partially offset by higher vacancy in the commercial segments.

Recoveries from Tenants: Recoveries from tenants increased by $5.7 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($5.5 million), combined with a $0.2 million increase in recoveries from tenants from core properties primarily due to higher utilities reimbursements ($0.7 million) and real estate tax reimbursements ($0.3 million), offset by lower common area maintenance reimbursements ($0.9 million) due to lower occupancy in the retail and industrial segments.

Recoveries from tenants increased by $6.0 million in 2008 as compared to 2007 due primarily to properties acquired or placed into service in 2008 and 2007 ($4.0 million), combined with a $2.0 million increase in recoveries from tenants from core properties primarily due to higher real estate tax reimbursements ($1.6 million) and common area maintenance reimbursements ($0.3 million).

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $1.8 million in 2009 as compared to 2008 due to higher provisions in the office ($1.3 million) and retail ($0.7 million) segments, offset by lower provisions in the medical office segment ($0.3 million). The higher overall provision is reflective of the economic recession that began in 2008.

Provisions for doubtful accounts increased by $2.5 million in 2008 as compared to 2007 due to higher provisions in the retail ($1.0 million), industrial ($0.9 million) and office ($0.5 million) segments. Provisions for bad debt in the multifamily and medical office segments did not materially change. The higher overall provision is reflective of the economic recession that began in 2008.

Lease Termination Fees: Lease termination fees increased by $0.4 million in 2009 as compared to 2008 due primarily to higher fees in the retail ($0.3 million) and industrial ($0.4 million) segments, partially offset by lower fees in the office segment ($0.4 million).

Lease termination fees increased by $0.6 million in 2008 as compared to 2007 due primarily to higher fees in the office segment ($0.8 million), partially offset by lower fees in the retail segment ($0.2 million).

Parking and Other Tenant Charges: Parking and other tenant charges increased by $1.0 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($0.8 million), combined with a $0.2 million increase in parking and other tenant charges from core properties primarily due to higher parking fees ($0.1 million) in the office segment.

Parking and other tenant charges increased by $1.0 million in 2008 as compared to 2007 due primarily to higher parking revenue and miscellaneous fees in the multifamily ($0.3 million), office ($0.4 million) and medical office ($0.2 million) segments.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

Consolidated Economic Occupancy

Segment	2009	2008	2007	2009 vs 2008	2008 vs 2007
Office	92.6%	93.2%	94.6%	(0.6%)	(1.4%)
Medical Office	95.2%	96.5%	98.3%	(1.3%)	(1.8%)
Retail	94.6%	94.9%	95.2%	(0.3%)	(0.3%)
Multifamily	91.5%	83.0%	89.2%	8.5%	(6.2%)
Industrial	89.6%	93.8%	95.2%	(4.2%)	(1.4%)

Total	92.7%	92.3%	94.5%	0.4%	(2.2%)

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy increased to 92.7% in 2009 from 92.3% in 2008, due to the lease-up of our development properties in the office and multifamily segments. Our development properties Bennett Park, Clayborne Apartments and Dulles Station, Phase I were placed into service at the end of 2007 and during 2008, and were 98%, 95% and 91% leased at the end of 2009, respectively. The gains at these development properties were offset by lower occupancy across the rest of the portfolio, particularly in the industrial segment.

Our overall economic occupancy decreased to 92.3% in 2008 from 94.5% in 2007, driven primarily by the lease-up during 2008 of our development properties in the office and multifamily segments. Our development properties Bennett Park, Clayborne Apartments and Dulles Station, Phase I were placed into service at the end of 2007 and during 2008, and were 78%, 64% and 86% leased at the end of 2008, respectively.

A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	2009	2008	2007	2009 vs 2008	% Change	2008 vs 2007	% Change
Property operating expenses	$71,839	$65,549	$55,668	$6,290	9.6%	$9,881	17.7%
Real estate taxes	32,734	27,950	21,691	4,784	17.1%	6,259	28.9%

	$104,573	$93,499	$77,359	$11,074	11.8%	$16,140	20.9%

Real estate expenses as a percentage of revenue were 34.1% for 2009, 33.5% for 2008 and 31.1% for 2007.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased $6.3 million in 2009 as compared to 2008 due primarily to properties acquired and placed into service in 2009 and 2008, which accounted for $4.8 million of the increase. Property operating expenses from core properties increased by $1.5 million, driven by higher electricity costs ($0.6 million) due to increased rates and higher snow removal costs ($1.3 million, not including any tenant reimbursements) due to a severe snow storm in December 2009.

Property operating expenses increased $9.9 million in 2008 as compared to 2007 due primarily to properties acquired and placed into service in 2008 and 2007, which accounted for $9.0 million of the increase. Property operating expenses from core properties increased by $0.9 million, driven by higher repairs and maintenance costs ($0.5 million) and administrative costs ($0.5 million).

Real Estate Taxes: Real estate taxes increased $4.8 million in 2009 as compared to 2008 due primarily to the properties acquired or placed into service in 2009 and 2008, which accounted for $3.4 million of the increase. Real estate taxes on core properties increased by $1.4 million due primarily to higher rates and assessments across the portfolio.

Real estate taxes increased $6.3 million in 2008 as compared to 2007 due primarily to the properties acquired or placed into service in 2008 and 2007, which accounted for $4.1 million of the increase. Real estate taxes on core properties increased by $2.2 million due primarily to higher rates and assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2009	2008	2007	2009 vs 2008	% Change	2008 vs 2007	% Change
Depreciation and amortization	$94,042	$85,659	$68,364	$8,383	9.8%	$17,295	25.3%
Interest expense	75,001	75,041	66,336	(40)	(0.1%)	8,705	13.1%
General and administrative	13,906	12,110	14,882	1,796	14.8%	(2,772)	(18.6%)

	$182,949	$172,810	$149,582	$10,139	5.9%	$23,228	15.5%

Depreciation and Amortization: Depreciation and amortization expense increased by $8.4 million in 2009 as compared to 2008 due primarily to properties acquired and placed into service of $19.9 million and $340.3 million in 2009 and 2008, respectively.

Depreciation and amortization expense increased by $17.3 million in 2008 as compared to 2007 due primarily to properties acquired and placed into service of $340.3 million and $411.4 million in 2008 and 2007, respectively.

Interest Expense: A summary of interest expense for the years ended December 31, 2009, 2008 and 2007 appears below (in millions, except percentage amounts):

Debt Type	2009	2008	2007	2009 vs. 2008	% Change	2008 vs. 2007	% Change
Notes payable	$48.2	$53.2	$52.2	$(5.0)	(9.4%)	$1.0	1.9%
Mortgages	26.7	18.4	14.5	8.3	45.1%	3.9	26.9%
Lines of credit/short-term note payable	1.5	5.7	6.3	(4.2)	(73.7%)	(0.6)	(9.5%)
Capitalized interest	(1.4)	(2.3)	(6.7)	0.9	39.1%	4.4	65.7%

Total	$75.0	$75.0	$66.3	$—	—%	$8.7	13.1%

Interest expense was flat in 2009 compared to 2008. An $8.3 million increase in mortgage interest due to entering into three new mortgage notes during the second quarter of 2008 and assuming the 2445 M Street mortgage in the fourth quarter of 2008 was offset by lower notes payable interest due to early paydowns of notes. Also, interest on our unsecured lines of credit decreased by $4.2 million due to lower balances outstanding and lower interest rates. The proceeds of the 2008 mortgage notes were used to pay down our unsecured lines of credit.

Interest expense increased $8.7 million in 2008 compared to 2007, reflecting a $4.4 million decrease in capitalized interest due to placing development projects into service at the end of 2007 and during 2008. Also, mortgage interest increased by $3.9 million due to entering into three new mortgage notes during the second quarter of 2008, as well as assuming a mortgage as part of the 2445 M Street acquisition in the fourth quarter of 2008. The proceeds of the new mortgage notes were used to pay down our unsecured lines of credit.

General and Administrative Expense: General and administrative expense increased by $1.8 million in 2009 as compared to 2008 due primarily to higher incentive compensation expense ($2.1 million) and the expensing of pre-acquisition costs ($0.8 million) related to the purchase of Lansdowne Medical Office Building in 2009. Pre-acquisition costs were capitalized prior to the January 1, 2009 adoption of current GAAP provisions regarding business combinations (see note 2 to the consolidated financial statements). These were partially offset by an increase in the cash surrender value of officer life insurance policies ($0.6 million).

General and administrative expense decreased by $2.8 million in 2008 as compared to 2007 due primarily to lower incentive compensation expense ($3.1 million). This was partially offset by a decrease in the cash surrender value of officer life insurance policies ($0.3 million).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

We sold four properties in 2009. We sold Avondale, a multifamily property, on May 13, 2009 for a contract sales price of $19.8 million that resulted in a gain on sale of $6.7 million. We sold Tech 100 Industrial Park, an industrial property, on July 23, 2009 for a contract sales price of $10.5 million that resulted in a gain on sale of $4.1 million. We sold Brandywine Center, an office property, on July 31, 2009 for a contract sales price of $3.3 million that resulted in a gain on sale of $1.0 million. We sold Crossroads Distribution Center, an industrial property, on November 13, 2009 for a contract sales price of $4.4 million that resulted in a gain on sale of $1.5 million.

Charleston Business Center, an industrial property, met the criteria necessary for classification as held for sale as of March 31, 2009. Senior management has committed to, and actively embarked upon, a plan to sell this asset and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indications that the plan will be significantly altered or abandoned. Depreciation on this property has been discontinued as of the date it was classified as held for sale, but operating revenues and expenses continue to be recognized until the date of sale. Under GAAP, revenues and expenses of properties that are classified as held for sale are treated as discontinued operations for all periods presented in the consolidated statements of income.

We sold Sullyfield Center and The Earhart Building, two industrial properties, on June 6, 2008 for a contract sales price of $41.1 million that resulted in a gain on sale of $15.3 million.

We sold Maryland Trade Centers I and II, two office properties, on September 26, 2007 for a contract sales price of $58.0 million that resulted in gain on sale of $25.0 million. We used $15.3 million of the proceeds from the sale to fund the purchase of CentreMed I & II on August 16, 2007 in a reverse tax free property exchange. We escrowed $40.1 million of the proceeds from the sale in a tax free property exchange account, and subsequently used these proceeds to fund a portion of the purchase price of 2000 M Street on December 4, 2007.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	2009	2008	2007	2009 vs. 2008	% Change	2008 vs. 2007	% Change
Revenues	$3,346	$8,496	$16,111	$(5,150)	(60.6%)	$(7,615)	(47.3%)
Property expenses	(1,362)	(3,128)	(5,948)	1,766	56.5%	2,820	47.4%
Depreciation and amortization	(405)	(1,239)	(2,653)	834	67.3%	1,414	53.3%

Total	$1,579	$4,129	$7,510	$(2,550)	(61.8%)	$(3,381)	(45.0%)

Income from operations of properties sold or held for sale decreased to $1.6 million in 2009 from $4.1 million in 2008 due to the sales of Sullyfield Center and The Earhart Building in 2008 and the sales of Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center in 2009.

Income from operations of properties sold or held for sale decreased to $4.1 million in 2008 from $7.5 million in 2007 due to the sale of Maryland Trade Center I & II in 2007 and the sales of Sullyfield Center and The Earhart Building in 2008.

Net Operating Income

NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. NOI is calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income follows.

2009 Compared to 2008

The following tables of selected operating data provide the basis for our discussion of NOI in 2009 compared to 2008. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$269,655	$268,781	$874	0.3%
Non-core (1)	37,274	9,910	27,364	276.1%

Total real estate rental revenue	$306,929	$278,691	$28,238	10.1%
Real Estate Expenses
Core	$90,047	$87,215	$2,832	3.2%
Non-core (1)	14,526	6,284	8,242	131.2%

Total real estate expenses	$104,573	$93,499	$11,074	11.8%
NOI
Core	$179,608	$181,566	$(1,958)	(1.1%)
Non-core (1)	22,748	3,626	19,122	527.4%

Total NOI	$202,356	$185,192	$17,164	9.3%

Reconciliation to Net Income
NOI	$202,356	$185,192
Other income	1,205	1,073
Income from non-disposal activities	73	17
Interest expense	(75,001)	(75,041)
Depreciation and amortization	(94,042)	(85,659)
General and administrative expenses	(13,906)	(12,110)
Gain (loss) on extinguishment of debt	5,336	(5,583)
Discontinued operations(2)	1,579	4,129
Gain on sale of real estate	13,348	15,275

Net income	40,948	27,293
Less: Net income attributable to noncontrolling interests	(203)	(211)

Net income attributable to the controlling interests	$40,745	$27,082

Economic Occupancy	2009	2008
Core	93.0%	94.4%
Non-core (1)	90.6%	57.9%

Total	92.7%	92.3%

(1)	Non-core properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2009 acquisition – Lansdowne Medical Office Building

2008 acquisitions – 6100 Columbia Park Road, Sterling Medical Office Building, Kenmore Apartments and 2445 M Street

(2)	Discontinued operations include gain on disposals and income from operations for:

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

2008 disposals – Sullyfield Center and The Earhart Building

2009 held for sale – Charleston

Real estate rental revenue increased by $28.2 million in 2009 as compared to 2008 due primarily to the acquisition or placing into service of two office properties, one medical office property, three multifamily properties and one industrial property in 2009 and 2008, which added approximately 1.3 million square feet of net rentable space. These acquisition and development properties contributed $27.4 million of the increase. Real estate rental revenue from the core properties increased by $0.9 million primarily due to higher rental rates ($6.0 million) in all segments and higher lease termination fees ($0.4 million) in the retail and industrial segments, partially offset by lower core occupancy ($4.0 million) and higher bad debt expense ($1.8 million) in the commercial segments.

Real estate expenses increased by $11.1 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $8.2 million of the increase. Real estate expenses from core properties increased by $2.8 million due primarily to higher real estate taxes ($1.4 million) caused by increased rates and assessments across the portfolio, higher snow removal costs ($1.3 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009 and higher electricity costs ($0.6 million) caused by increased rates, partially offset by lower administrative expenses ($0.4 million).

Core economic occupancy decreased to 93.0% in 2009 from 94.4% in 2008, with the most severe decreases in the industrial and office segments. We believe this weakness in core occupancy is reflective of the national economic recession. Non-core economic occupancy increased to 90.6% in 2009 from 57.9% in 2008, driven by the completion of lease-up for our development properties in the office and multifamily segments. During 2009, 67.4% of the commercial square footage expiring was renewed as compared to 62.1% in 2008, excluding properties sold or classified as held for sale. During 2009, 1.4 million commercial square feet were leased at an average rental rate of $24.92 per square foot, an increase of 10.2%, with average tenant improvements and leasing costs of $13.95 per square foot. These leasing statistics exclude first generation leases at development properties.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$114,944	$115,685	$(741)	(0.6%)
Non-core (1)	21,513	2,608	18,905	724.9%

Total real estate rental revenue	$136,457	$118,293	$18,164	15.4%
Real Estate Expenses
Core	$41,462	$40,956	$506	1.2%
Non-core (1)	7,436	1,471	5,965	405.5%

Total real estate expenses	$48,898	$42,427	$6,471	15.3%
NOI
Core	$73,482	$74,729	$(1,247)	(1.7%)
Non-core (1)	14,077	1,137	12,940	1,138.1%

Total NOI	$87,559	$75,866	$11,693	15.4%

Economic Occupancy	2009	2008
Core	92.2%	93.9%
Non-core (1)	95.6%	73.2%

Total	92.6%	93.2%

(1)	Non-core properties include:

Development property – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $18.2 million in 2009 as compared to 2008 due to acquisition and development properties, which contributed all of the increase. Real estate rental revenue from core properties decreased by $0.7 million primarily due to lower core occupancy ($2.1 million), lower recovery income ($0.8 million), higher bad debt ($1.3 million) and lower lease termination fees ($0.4 million), partially offset by higher rental rates ($3.6 million).

Real estate expenses in the office segment increased by $6.5 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $6.0 million of the increase. Real estate expenses from core properties increased by $0.5 million primarily due to higher electricity costs ($0.3 million) caused by higher rates, higher snow removal costs ($0.2 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009, and higher real estate taxes ($0.2 million) caused by higher rates and assessments. These were offset by lower property management payroll expense ($0.2 million) due to the elimination of several positions.

Core economic occupancy decreased to 92.2% in 2009 from 93.9% in 2008, driven by higher vacancy at One Central Plaza, 6565 Arlington Boulevard and 1220 19th Street. These were partially offset by higher economic occupancy at The Crescent and 600 Jefferson Plaza. Non-core economic occupancy increased to 95.6% from 73.2% due to the lease-up of Dulles Station, Phase I, a development property. During 2009, 59.8% of the square footage that expired was renewed compared to 41.9% in 2008, excluding properties sold or classified as held for sale. During 2009, we executed new leases for 683,800 square feet of office space at an average rental rate of $31.14 per square foot, an increase of 11.6%, with average tenant improvements and leasing costs of $20.14 per square foot. These leasing statistics exclude first generation leases at the development property, Dulles Station, Phase I.

Medical Office Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$44,251	$43,210	$1,041	2.4%
Non-core (1)	660	384	276	71.9%

Total real estate rental revenue	$44,911	$43,594	$1,317	3.0%
Real Estate Expenses
Core	$14,674	$13,924	$750	5.4%
Non-core (1)	544	253	291	115.0%

Total real estate expenses	$15,218	$14,177	$1,041	7.3%
NOI
Core	$29,577	$29,286	$291	1.0%
Non-core (1)	116	131	(15)	(11.5%)

Total NOI	$29,693	$29,417	$276	0.9%

Economic Occupancy	2009	2008
Core	96.6%	97.0%
Non-core (1)	50.4%	61.1%

Total	95.2%	96.5%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $1.3 million in 2009 as compared to 2008 due primarily to higher rental rates ($1.1 million) and lower bad debt ($0.3 million) on the core properties, offset by higher core vacancy ($0.2 million). The 2008 acquisition of Sterling Medical Office Building contributed $0.3 million to the increase.

Real estate expenses in the medical office segment increased by $1.0 million in 2009 as compared to 2008 due primarily to higher real estate taxes ($0.3 million) caused by higher rates and assessments on the core portfolio, an increase to our reserve for straight-line receivables ($0.2 million) and higher snow removal costs ($0.2 million, not including any tenant reimbursements). The acquisition properties contributed $0.3 million to the increase.

Core economic occupancy decreased to 96.6% in 2009 from 97.0% in 2008, driven by higher vacancy at Woodburn I and 8301 Arlington Boulevard. Non-core economic occupancy decreased to 50.4% from 61.1% due to the acquisition of the vacant Lansdowne Medical Office Building during the third quarter of 2009. This building remains unleased as of the end of 2009. During 2009, 64.4% of the square footage that expired was renewed compared to 63.6% in 2008. During 2009, we executed new leases for 139,600 square feet of medical office space at an average rental rate of $36.80, an increase of 15.9%, with average tenant improvements and leasing costs of $24.28 per square foot.

Retail Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$41,821	$40,987	$834	2.0%
Real Estate Expenses
Total	$10,680	$9,647	$1,033	10.7%
NOI
Total	$31,141	$31,340	$(199)	(0.6%)

Economic Occupancy	2009	2008
Total	94.6%	94.9%

Real estate rental revenue in the retail segment increased by $0.8 million in 2009 as compared to 2008 due to higher rental rates ($0.9 million), higher lease termination fees ($0.3 million) and higher real estate tax reimbursements ($0.3 million), offset by higher bad debt ($0.7 million).

Real estate expenses in the retail segment increased by $1.0 million in 2009 as compared to 2008 due to higher legal fees ($0.5 million) related to litigation concerning the remediation of an environmental condition at Westminster Shopping Center and higher real estate taxes ($0.4 million) caused by higher rates and assessments.

Economic occupancy decreased to 94.6% in 2009 from 94.9% in 2008, driven by higher vacancy at the Centre at Hagerstown and Montrose Shopping Center. These were partially offset by lower vacancy at Foxchase Shopping Center and South Washington Street. During 2009, 52.2% of the square footage that expired was renewed compared to 91.5% in 2008. During 2009, we executed new leases for 145,900 square feet of retail space at an average rental rate of $17.60, a decrease of 0.4%, with average tenant improvements and leasing costs of $9.08 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$32,909	$32,199	$710	2.2%
Non-core (1)	13,561	5,659	7,902	139.6%

Total real estate rental revenue	$46,470	$37,858	$8,612	22.7%
Real Estate Expenses
Core	$13,382	$13,315	$67	0.5%
Non-core (1)	6,112	4,121	1,991	48.3%

Total real estate expenses	$19,494	$17,436	$2,058	11.8%
NOI
Core	$19,527	$18,884	$643	3.4%
Non-core (1)	7,449	1,538	5,911	384.3%

Total NOI	$26,976	$20,422	$6,554	32.1%

Economic Occupancy	2009	2008
Core	93.3%	93.5%
Non-core (1)	87.3%	49.6%

Total	91.5%	83.0%

(1)	Non-core properties include:

Development properties – Clayborne Apartments and Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $8.6 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $7.9 million of the increase. Real estate rental revenue from core properties increased by $0.7 million due primarily to lower rent abatements ($0.3 million) and higher utilities reimbursements ($0.3 million).

Real estate expenses in the multifamily segment increased by $2.1 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $2.0 million of the increase. Real estate expenses from core properties increased by $0.1 million primarily due to higher snow removal costs, not including any tenant reimbursements, due to a severe snow storm in December 2009.

Core economic occupancy decreased to 93.3% in 2009 from 93.5% in 2008, driven by lower occupancy at Munson Hill Towers and Walker House. Non-core economic occupancy increased to 87.3% from 49.6%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Core	$35,730	$36,700	$(970)	(2.6%)
Non-core (1)	1,540	1,259	281	22.3%

Total real estate rental revenue	$37,270	$37,959	$(689)	(1.8%)
Real Estate Expenses
Core	$9,849	$9,373	$476	5.1%
Non-core (1)	434	439	(5)	(1.1%)

Total real estate expenses	$10,283	$9,812	$471	4.8%
NOI
Core	$25,881	$27,327	$(1,446)	(5.3%)
Non-core (1)	1,106	820	286	34.9%

Total NOI	$26,987	$28,147	$(1,160)	(4.1%)

Economic Occupancy	2009	2008
Core	89.2%	93.8%
Non-core (1)	100.0%	94.2%

Total	89.6%	93.8%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

Real estate rental revenue in the industrial segment decreased by $0.7 million in 2009 as compared to 2008 due primarily to lower core occupancy ($1.5 million) and higher bad debt ($0.1 million), offset by higher lease termination fees ($0.4 million) and higher expense recoveries ($0.2 million). The 2008 acquisition of 6100 Columbia Park Road contributed $0.3 million of additional real estate revenue.

Real estate expenses in the industrial segment increased by $0.5 million in 2009 as compared to 2008 due primarily to higher snow removal costs ($0.5 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009 and higher real estate taxes ($0.3 million) caused by higher rates and assessments. These were offset by higher recoveries of previously reserved bad debt ($0.2 million).

Core economic occupancy decreased to 89.2% in 2009 from 93.8% in 2008, driven by higher vacancy at 270 Tech Park, Ammendale Technology Park and NVIP I & II. Non-core economic occupancy increased to 100.0% from 94.2%, reflecting full occupancy at 6100 Columbia Park Road. During 2009, 81.0% of the square footage that expired was renewed compared to 62.0% in 2008, excluding properties sold or classified as held for sale. During 2009, we executed new leases for 453,400 square feet of industrial space at an average rental rate of $8.80, an increase of 3.2%, with average tenant improvements and leasing costs of $3.01 per square foot.

2008 Compared to 2007

The following tables of selected operating data provide the basis for our discussion of NOI in 2008 compared to 2007. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$231,652	$229,565	$2,087	0.9%
Non-core (1)	47,039	19,334	27,705	143.3%

Total real estate rental revenue	$278,691	$248,899	$29,792	12.0%
Real Estate Expenses
Core	$73,600	$70,546	$3,054	4.3%
Non-core (1)	19,899	6,813	13,086	192.1%

Total real estate expenses	$93,499	$77,359	$16,140	20.9%
NOI
Core	$158,052	$159,019	$(967)	(0.6%)
Non-core (1)	27,140	12,521	14,619	116.8%

Total NOI	$185,192	$171,540	$13,652	8.0%

Reconciliation to Net Income
NOI	$185,192	$171,540
Other income	1,073	1,875
Income from non-disposal activities	17	1,303
Interest expense	(75,041)	(66,336)
Depreciation and amortization	(85,659)	(68,364)
General and administrative expenses	(12,110)	(14,882)
Loss on extinguishment of debt	(5,583)	—
Discontinued operations(2)	4,129	7,510
Gain on sale of real estate	15,275	25,022

Net income	27,293	57,668
Less: Net income attributable to noncontrolling interests	(211)	(217)

Net income attributable to the controlling interests	$27,082	$57,451

Economic Occupancy	2008	2007
Core	94.5%	94.7%
Non-core (1)	82.2%	92.6%

Total	92.3%	94.5%

(1)	Non-core properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2008 office acquisition – 2445 M Street

2008 medical office acquisition – Sterling Medical Office Building

2008 multifamily acquisition – Kenmore Apartments

2008 industrial acquisition – 6100 Columbia Park Road

2007 office acquisitions – Monument II, Woodholme Center and 2000 M Street

2007 medical office acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed I & II

2007 industrial acquisition – 270 Technology Park

(2)	Discontinued operations include gain on disposals and income from operations for:

Held for sale – Charleston Business Center

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

2008 disposals – Sullyfield Center and The Earhart Building

2007 disposals – Maryland Trade Center I and II

Real estate rental revenue increased by $29.8 million in 2008 as compared to 2007 due primarily to the acquisition or placing into service of five office properties, five medical office properties, three multifamily properties and two industrial properties in 2007 and 2008, which added approximately 2.3 million square feet of net rentable space. These acquisition and development properties contributed $27.7 million of the increase. Real estate rental revenue from the core properties increased by $2.1 million primarily due to higher rental rates in all segments ($2.9 million) and higher expense recoveries ($2.0 million), partially offset by higher provisions for bad debt ($2.4 million) and lower core occupancy ($0.6 million) in the commercial segments.

Real estate expenses increased by $16.1 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $13.1 million of the increase. Real estate expenses from core properties increased by $3.1 million due primarily to higher real estate taxes ($2.2 million), administrative expenses ($0.5 million) and repairs and maintenance ($0.5 million).

Core economic occupancy decreased to 94.5% in 2008 from 94.7% in 2007 due to lower core economic occupancy in the commercial property segments, partially offset by higher core economic occupancy in the multifamily segment. Non-core economic occupancy decreased to 82.2% in 2008 from 92.6% in 2007, driven by the lease-up of our development properties in the office and multifamily segments. During 2008, 62.1% of the commercial square footage expiring was renewed as compared to 79.6% in 2007. During 2008, 1.5 million commercial square feet were leased at an average rental rate of $24.68 per square foot, an increase of 19.4%, with average tenant improvements and leasing costs of $13.36 per square foot. These leasing statistics do not include leases executed during 2008 for Dulles Station, Phase I, a development property.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$94,802	$93,810	$992	1.1%
Non-core (1)	23,491	8,177	15,314	187.3%

Total real estate rental revenue	$118,293	$101,987	$16,306	16.0%
Real Estate Expenses
Core	$32,975	$31,927	$1,048	3.3%
Non-core (1)	9,452	2,641	6,811	257.9%

Total real estate expenses	$42,427	$34,568	$7,859	22.7%
NOI
Core	$61,827	$61,883	$(56)	(0.1%)
Non-core (1)	14,039	5,536	8,503	153.6%

Total NOI	$75,866	$67,419	$8,447	12.5%

Economic Occupancy	2008	2007
Core	93.9%	94.3%
Non-core (1)	90.4%	97.9%

Total	93.2%	94.6%

(1)	Non-core properties include:

2008 in development – Dulles Station

2008 acquisition – 2445 M Street

2007 acquisitions – Monument II, Woodholme Center and 2000 M Street

Real estate rental revenue in the office segment increased by $16.3 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $15.3 million of the increase. Real estate rental revenue from core properties increased by $1.0 million primarily due to higher rental rates ($1.1 million), lease termination fees ($0.6 million) and expense recoveries ($0.4 million), offset by lower core occupancy ($0.5 million) and higher bad debt ($0.5 million).

Real estate expenses in the office segment increased by $7.9 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $6.8 million of the increase. Real estate expenses from core properties increased by $1.1 million primarily due to higher real estate taxes ($0.7 million) caused by higher rates and assessments, as well as higher repairs and maintenance expense ($0.4 million).

Core economic occupancy decreased to 93.9% in 2008 from 94.3% in 2007, driven by higher vacancy at One Central Plaza, 600 Jefferson Plaza and the Lexington. These were partially offset by higher economic occupancy at West Gude Drive, Wayne Plaza and 7900 Westpark. Non-core economic occupancy decreased to 90.4% from 97.9% due to the lease-up of Dulles Station, Phase I, a development property, as well as lower occupancy at 2000 M Street. During 2008, 41.9% of the square footage that expired was renewed compared to 82.1% in 2007, excluding properties sold or classified as held for sale. During 2008, we executed new leases for 567,700 square feet of office space at an average rental rate of $32.46 per square foot, an increase of 16.5%, with average tenant improvements and leasing costs of $20.90 per square foot. These leasing statistics do not include leases executed during 2008 for Dulles Station, Phase I, a development property.

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

2008 acquisition – Sterling Medical Office Building

2007 acquisitions – 2440 M Street, Woodholme Medical Office Building, Ashburn Farm Office Park and CentreMed I & II

Real estate rental revenue in the medical office segment increased by $5.7 million in 2008 as compared to 2007 due primarily to acquisition properties, which contributed $5.6 million of the increase. Real estate rental revenue from core properties increased by $0.2 million primarily due to higher rental rates ($0.3 million) and expense recoveries ($0.3 million), partially offset by lower core occupancy ($0.3 million).

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

Real estate rental revenue in the retail segment decreased by $0.5 million in 2008 as compared to 2007 due to higher bad debt ($1.0 million) and lower occupancy ($0.1 million), partially offset by higher expense recoveries ($0.5 million) and rental rates ($0.2 million). The 2008 bad debt and amortization of intangible lease assets includes write-offs of $0.4 million and $0.4 million, respectively, caused by the bankruptcy of a major retail tenant.

Real estate expenses in the retail segment increased by $0.7 million in 2008 as compared to 2007 due to higher real estate taxes ($0.4 million) caused by higher rates and assessments, as well as the 2008 write-off of a straight-line receivable ($0.3 million) caused by the bankruptcy of a major retail tenant.

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

Multifamily Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$32,199	$31,089	$1,110	3.6%
Non-core (1)	5,659	275	5,384	1,957.8%

Total real estate rental revenue	$37,858	$31,364	$6,494	20.7%
Real Estate Expenses
Core	$13,315	$12,823	$492	3.8%
Non-core (1)	4,121	639	3,482	544.9%

Total real estate expenses	$17,436	$13,462	$3,974	29.5%
NOI
Core	$18,884	$18,266	$618	3.4%
Non-core (1)	1,538	(364)	1,902	(522.5%)

Total NOI	$20,422	$17,902	$2,520	14.1%

Economic Occupancy	2008	2007
Core	93.5%	91.3%
Non-core (1)	49.6%	24.0%

Total	83.0%	89.2%

(1)	Non-core properties include:

2008 in development – Clayborne Apartments

2007 in development – Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $6.5 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $5.4 million of the increase. Real estate rental revenue from core properties increased by $1.1 million due primarily to higher rental rates ($0.3 million) and higher core occupancy ($0.7 million).

Real estate expenses in the multifamily segment increased by $4.0 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $3.5 million of the increase. Real estate expenses from core properties increased by $0.5 million due primarily to higher administrative expenses ($0.3 million) driven by increased personnel and marketing costs, as well as higher real estate taxes ($0.1 million) caused by higher rates and assessments.

Core economic occupancy increased to 93.5% in 2008 from 91.3% in 2007, driven by higher occupancy at Roosevelt Towers and Bethesda Hill Apartments. Non-core economic occupancy increased to 49.6% from 24.0%, reflecting the continuing lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Years Ended December 31,
	2008	2007	$ Change	% Change
Real Estate Rental Revenue
Core	$34,154	$33,840	$314	0.9%
Non-core (1)	3,805	2,349	1,456	62.0%

Total real estate rental revenue	$37,959	$36,189	$1,770	4.9%
Real Estate Expenses
Core	$8,767	$8,221	$546	6.6%
Non-core (1)	1,046	536	510	95.1%

Total real estate expenses	$9,813	$8,757	$1,056	12.1%
NOI
Core	$25,387	$25,619	$(232)	(0.9%)
Non-core (1)	2,759	1,813	946	52.2%

Total NOI	$28,146	$27,432	$714	2.6%

Economic Occupancy	2008	2007
Core	94.1%	95.2%
Non-core (1)	90.9%	96.2%

Total	93.8%	95.2%

(1)	Non-core properties include:

2008 acquisition – 6100 Columbia Park Road

2007 acquisition – 270 Technology Park

Real estate rental revenue in the industrial segment increased by $1.8 million in 2008 as compared to 2007 due primarily to acquisition properties, which contributed $1.5 million of the increase. Real estate rental revenue from core properties increased by $0.3 million due primarily to higher rental rates ($1.0 million), higher recoveries of operating expenses ($0.6 million), partially offset by higher bad debt ($0.9 million) and lower core occupancy ($0.4 million).

Real estate expenses in the industrial segment increased by $1.1 million in 2008 as compared to 2007 due primarily to acquisition and development properties, which contributed $0.5 million of the increase. Real estate expenses from core properties increased by $0.6 million due to higher real estate taxes caused by higher rates and assessments.

Core economic occupancy decreased to 94.1% in 2008 from 95.2% in 2007, driven by higher vacancy at Ammendale Technology Park and NVIP I & II. These were partially offset by higher economic occupancy at Sully Square and 9950 Business Parkway. Non-core economic occupancy decreased to 90.9% from 96.2% due to higher vacancy at 270 Tech Park and 6100 Columbia Park Drive. During 2008, 62.0% of the square footage that expired was renewed compared to 83.7% in 2007, excluding properties sold or classified as held for sale. During 2008, we executed new leases for 570,900 square feet of industrial space at an average rental rate of $12.19, an increase of 18.5%, with average tenant improvements and leasing costs of $3.53 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. In particular, as a result of the recent economic downturn and turmoil in the capital markets, investor interest in securities issued by REIT’s, both debt and equity, remains unpredictable. During certain periods in the recent past, debt capital was essentially unavailable for extended periods of time. While debt markets have materially improved, we cannot predict if the improvement is sustainable.

We currently expect that our potential sources of liquidity for acquisitions, development, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units in our operating partnership;

•	Proceeds from long-term secured or unsecured debt financings;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2010, we expect that we will have modest capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•

Approximately $35.0 - $45.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $5.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $3.0 million to invest in our development projects; and

•	Approximately $50.0 - $150.0 million to fund our expected property acquisitions.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general market conditions in the greater Washington metro region, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending needs which may limit growth. If capital were not available, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of December 31, 2009, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service had assigned its Baa1 rating with a stable outlook, to our unsecured notes. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at December 31, 2009 and 2008 is summarized as follows (in thousands):

	2009	2008
Fixed rate mortgages	$405,451	$421,486
Unsecured credit facilities	128,000	67,000
Unsecured notes payable	688,912	890,679

	$1,222,363	$1,379,165

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

Mortgage Debt

At December 31, 2009, our $405.5 million in fixed rate mortgages, which includes a net $7.4 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 6.8 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On February 17, 2009, we executed a mortgage note of $37.5 million at a fixed rate of 5.37% per annum for a term of ten years, supported by Kenmore Apartments. The proceeds from the note were used to pay down borrowings under our lines of credit and to repurchase a portion of our convertible notes.

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

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had $28.0 million outstanding and $1.4 million in letters of credit issued as of December 31, 2009, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, and may be extended for one year at our option. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of December 31, 2009, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. The $100.0 million outstanding balance was used to prepay the $100 million term loan, and the interest rate on this $100.0 million in borrowings is effectively fixed by interest rate swaps (see note 6 to the consolidated financial statements). An interest rate swap currently fixes the interest rate at 3.375% (2.95% plus the 42.5 basis point spread) through February 19, 2010, the terminal date for the swap. At this point in time, a forward interest rate swap becomes effective on February 20, 2010. We anticipate that the interest rate on the $100.0 million borrowing will be 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2009, we were in compliance with our loan covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Unsecured Notes

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. During periods in the recent past, debt capital was essentially unavailable for extended periods of time. While debt markets have materially improved, it is difficult to predict if the improvement is sustainable.

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

December 31, 2009 Note Principal
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	134,328
7.25% notes due 2028	50,000

$694,328

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2009, we were in compliance with our unsecured notes covenants.

During 2009, we repurchased $109.7 million of our 3.875% convertible notes at an average price of 87.9% of par, resulting in a gain on extinguishment of debt of $6.8 million. During 2008, we repurchased $16.0 million of our 3.87% convertible notes at 75.0% of par, resulting in a gain on extinguishment of debt of $2.9 million.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Term Loan

On May 7, 2009, we entered into an agreement to modify our $100 million term loan with Wells Fargo, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the $100 million term loan from LIBOR plus 1.50% to LIBOR plus 2.75%. To hedge our exposure to interest rate fluctuations on the $100 million term loan, we previously had entered into an interest rate swap on a notional amount of $100 million through the original maturity date of February 19, 2010. This interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the $100 million term loan at 2.95% through February 2010. The interest rate after the agreement to extend the maturity date, taking into account the swap, was 5.70% (2.95% plus 275 basis points). On May 6, 2009, we entered into a forward interest rate swap on a notional amount of $100 million for the period from February 20, 2010 through the maturity date of November 1, 2011. This forward interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the $100 million term loan at 2.10% from February 20, 2010 through November 1, 2011. The interest rate for that time period, taking into account the forward interest rate swap, would have been 4.85% (2.10% plus 275 basis points). The forward interest rate swap agreement is scheduled to settle contemporaneously with the maturity of the $100 million term loan.

On December 1, 2009, we prepaid the $100 million term loan using proceeds from our unsecured line of credit (see note 5 to the consolidated financial statements), incurring a loss on extinguishment of debt of $1.5 million. The interest rate swaps discussed in the preceding paragraph are now used to fix the current interest rate on the $100.0 million borrowing on our unsecured lines of credit at 3.375% (2.95% plus the 42.5 basis point spread on our unsecured lines of credit). When the forward interest rate swap becomes effective on February 20, 2010, we anticipate that the interest rate on the $100.0 million borrowing will be 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 59.8 million shares were outstanding at December 31, 2009.

During the second quarter of 2009, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. The net proceeds were used to repay a mortgage note payable, borrowings under our unsecured lines of credit and for general corporate purposes.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of the our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. During 2009, we issued 2.0 million common shares at a weighted average price of $27.37 under this program, raising $53.8 million in net proceeds. During 2008, we issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We used the net proceeds under this program for general corporate purposes. During 2009, we issued 88,460 common shares at a weighted average price of $28.34 per share, raising $2.5 million in net proceeds.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our results of operations, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Common dividends	$100,221	$85,564	$78,050
Noncontrolling interest distributions	190	192	156

	$100,411	$85,756	$78,206

Dividends paid for 2009 as compared to 2008 increased as a direct result of a dividend rate increase from $1.72 per share in 2008 to $1.73 per share in 2009. The dividends paid also increased due to our issuance of 5.25 million shares pursuant to a public offering and our issuance of 2.0 million under our sales agency financing agreement during 2009.

Dividends paid for 2008 as compared to 2007 increased as a direct result of a dividend rate increase from $1.68 per share in 2007 to $1.72 per share in 2008. The dividends paid also increased due to our issuance of 4.325 million shares pursuant to public offerings and our issuance of 1.1 million under our sales agency financing agreement during 2008.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased to $102.9 million in 2009 from $97.1 million in 2008, primarily due to higher income from real estate operations. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2009, we had under development Dulles Station Phase II and 4661 Kenmore, in which we had invested $27.1 million and $5.2 million, respectively. We are also evaluating a number of potential redevelopment projects at properties such as Montrose and 7900 Westpark. There were no projects placed into service in 2009. As of December 31, 2009, we were committed to approximately $0.6 million of development spending during 2010, including $0.4 million of Dulles Station Phase I tenant related capital.

We anticipate funding several major renovation projects in our portfolios during 2010, as follows (in thousands):

Segment	Project Spending
Office buildings	$4,361
Medical office buildings	781
Retail centers	964
Multifamily	644
Industrial	62

Total	$6,812

These projects include elevator, restroom and common area renovations at several of our office and medical properties, roof replacement projects at some of our retail properties, fire alarm and sprinkler system upgrades at one of our multifamily properties and electrical upgrades at some of our industrial properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2009. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,556,393	$165,417	$699,270	$324,368	$367,338
Purchase obligations (2)	18,724	10,848	7,876	—	—
Estimated development commitments (3)	584	584	—	—	—
Tenant-related capital (4)	8,332	6,995	1,337	—	—
Building capital (5)	10,300	10,300	—	—	—
Operating leases	100	50	50	—	—

(1)	See Notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2010, electricity sales agreements with terms through 2012, and natural gas purchase agreements with terms through 2011.

(3)	Committed development obligations based on contracts in place as of December 31, 2009.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2009.

(5)	Committed building capital additions based on contracts in place as of December 31, 2009.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $25.7 million in 2010. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2011.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Cash provided by operating activities	$102.9	$97.1	$116.5	$5.8	$(19.4)
Cash used in investing activities	$(12.8)	$(181.4)	$(349.1)	$168.6	$167.7
Cash provided by (used in) financing activities	$(90.8)	$74.7	$245.4	$(165.5)	$(170.7)

Operations generated $102.9 million of net cash in 2009 compared to $97.1 million in 2008. The increase in cash provided by operating activities in 2009 as compared to 2008 was primarily due to higher income from real estate operations.

Operations generated $97.1 million of net cash in 2008 compared to $116.5 million in 2007. The decrease in cash provided by operating activities in 2008 as compared to 2007 was primarily due to higher interest payments, lower prepaid rents and the payout of contractors’ retainage related to our development projects.

Our investing activities used net cash of $12.8 million in 2009 and $181.4 million in 2008. The decrease in cash used by investing activities in 2009 was primarily due to the decrease in cash invested in acquisitions, net of assumed debt, throughout 2009, which was $148.4 million lower than 2008.

Our investing activities used net cash of $181.4 million in 2008 and $349.1 million in 2007. The decrease in cash used by investing activities in 2008 was primarily due to the $168.2 million of cash invested in acquisitions, net of assumed debt, throughout 2008, which was $125.9 million lower than 2007. In addition, cash spent on our development projects decreased to $15.5 million from $67.0 million in 2007, as our three major development projects (Bennett Park, Clayborne Apartments and Dulles Station, Phase I) were completed and placed into service during 2007 and 2008.

Our financing activities used net cash of $90.8 million in 2009 and provided $74.7 million in 2008. The net increase in net cash used by financing activities in 2009 was primarily the result of using cash from operations and the proceeds from equity issuances, property sales and a new mortgage note to pay dividends, repurchase convertible notes and prepay a mortgage note.

Our financing activities provided net cash of $74.7 million in 2008 and $245.4 million in 2007. The decrease in net cash provided by financing activities in 2008 was primarily the result of using much of the borrowings and proceeds from equity issuances to pay down the lines of credit and to pay off the $60 million MOPPRS debt and the related $8.4 million loss on extinguishment. Also, on December 17, 2008 we repurchased $16.0 million of the convertible notes for $12.5 million. The 2007 borrowings and proceeds from equity issuance were primarily used for the acquisition of new properties.

Capital Improvements and Development Costs

Capital improvements and development costs of $29.5 million were completed in 2009, including tenant improvements. Capital improvements and development costs in 2008 and 2007 were $52.8 million and $108.1 million, respectively. We consider capital improvements to be accretive to revenue but not necessarily to net income.

Our capital improvement and development costs for the three years ending December 31, 2009 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Accretive capital improvements:
Acquisition related	$2,696	$6,012	$1,954
Expansions and major renovations	5,557	9,591	10,684
Development/redevelopment	2,135	15,509	66,996
Tenant improvements (including first generation leases)	12,874	11,359	16,587

Total accretive capital improvements	23,262	42,471	96,221
Other:	6,210	10,310	11,897

Total	$29,472	$52,781	$108,118

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2009 to 6100 Columbia Park Drive, 2440 M Street NW, 2000 M Street, Sterling Medical and Alexandria Professional Center.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2009 expansions and major renovations included garage renovations at 7900 Westpark; elevator modernization and garage renovations at One Central Plaza; elevator modernization at Walker House apartments; common area and unit renovations for Bethesda Hill and Park Adams apartments; roof replacement at Montgomery Village Center; elevator and lobby modernization at Alexandria Professional Center; and lobby and corridor renovations at 8301 Arlington Boulevard.

Development/Re-development: Development costs represent expenditures for ground up development of new operating properties. Re-development costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would otherwise be achievable. Development costs in each of the years presented include costs associated with the ground up development of Dulles Station, Bennett Park and Clayborne. Completion of Bennett Park, our residential project under development in Arlington, VA, occurred in the third quarter 2007 for the mid-rise building and fourth quarter 2007 for the high-rise building. Completion of Clayborne Apartments, our residential project under construction in Alexandria, VA, occurred in the first quarter 2008. Completion of Phase I of Dulles Station, our 540,000 square foot office project in Herndon, VA, of which Phase I represents 180,000 square feet, occurred in the third quarter of 2007 and the property was substantially leased in the third quarter of 2008. Additionally in 2007, we acquired land for future development of medical office space at 4661 Kenmore in Alexandria, VA. Development spending in 2009 and 2008 includes pre-development activities related to this project. In 2007, re-development costs were incurred for the Shoppes of Foxchase, which was substantially completed in 2006.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average Tenant Improvement Costs per square foot of space leased, excluding first generation leases, were as follows during the three years ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
Office Buildings*	$11.68	$13.03	$13.59
Medical Office Buildings	$14.33	$19.12	$13.95
Retail Centers	$3.91	$3.61	$1.84
Industrial/Flex Properties*	$1.03	$1.71	$2.61

*	Excludes properties sold or classified as held for sale.

The $1.35 decrease in tenant improvement costs per square foot of space leased for office buildings in 2009 was primarily due to a decrease in the per square foot cost associated with expansion leases, due to leases executed with a single tenant in 2008 requiring $1.1 million in tenant improvements. The $0.56 decrease in tenant improvement costs per square foot of space leased for office buildings in 2008 was primarily due to leases executed at 6110 Executive Boulevard and 30 West Gude requiring $1.3 million and $0.7 million, respectively, in tenant improvements in 2007, including $1.1 million and $0.4 million, respectively, for a single tenant. The $4.79 decrease in 2009 and $5.17 increase in 2008 in tenant improvement costs per square foot of space leased for medical office buildings was primarily due to leases executed at Woodburn II in 2008, requiring $1.6 million in tenant improvements, including $1.2 million for a single tenant; and at 8503 Arlington Boulevard, for leases in 2008 requiring $0.5 million in improvements for a single tenant. The $0.30 increase in tenant improvement costs per square foot of retail space leased in 2009 was primarily due to a single lease executed at the Centre at Hagerstown, requiring $0.7 million in tenant improvements. The $1.77 increase in tenant improvement costs per square foot of retail space leased in 2008 was primarily due to a single lease executed at Montrose Center, requiring $0.5 million in tenant improvements. The $0.68 decrease in tenant improvement costs per square foot of industrial space leased in 2009 was primarily due to an increase in the percentage of renewal, as opposed to new, leases executed, combined with a decrease in the average tenant size, requiring lower tenant improvement expenditures. The $0.90 decrease in tenant improvement costs per square foot of industrial space leased in 2008 was primarily due to leases executed in 2007 at Dulles Business Park and Gorman Road requiring $0.8 million and $0.4 million, respectively, in tenant improvements, entirely for single tenants. The retail and industrial tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical. Excluding properties sold or classified as held for sale, approximately 67% of our tenants renewed their leases with us in 2009, compared to 62% in 2008 and 80% in 2007. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other capital improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property’s income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.6 million in 2009, and averaged $505 per apartment for the 46% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties aside from apartment turnover discussed above, improvements include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2009, we incurred repair and maintenance expenses of $12.1 million that were not capitalized, to maintain the quality of our buildings.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the foregoing statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of the recent credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington Metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2009		2008		2007
Earnings to fixed charges	1.32	x	1.07	x	1.25	x
Debt service coverage	2.49	x	2.21	x	2.42	x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations attributable to the controlling interests plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2009	2008	2007
Net income attributable to the controlling interests	$40,745	$27,082	$57,451
Adjustments
Depreciation and amortization	94,042	85,659	68,364
Gain on sale of real estate	(13,348)	(15,275)	(25,022)
Gain from non-disposal activities	(73)	(17)	(1,303)
Discontinued operations depreciation and amortization	405	1,239	2,661

FFO as defined by NAREIT	$121,771	$98,688	$102,151

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	—	$284,328	$50,000	$60,000	$100,000	$200,000	$694,328	$693,620
Interest payments	$36,630	$32,168	$21,238	$18,438	$14,275	$52,949	$175,698
Interest rate on debt maturities	—	5.91%	5.06%	5.23%	5.34%	5.85%	5.69%
Unsecured variable rate debt
Principal	$100,000 (a)	$28,000	—	—	—	—	$128,000	$128,000
Variable interest rate on debt maturities (b)	3.39%	0.66%	—	—	—	—	2.79%
Mortgages
Principal amortization (30 year schedule)	$4,510	$13,788	$21,823	$107,123	$2,038	$263,579	$412,861	$406,982
Interest payments	$23,869	$23,507	$22,203	$16,600	$15,011	$43,853	$145,043
Weighted average interest rate on principal amortization	5.48%	5.33%	4.93%	5.58%	5.50%	6.20%	5.92%

(a)

This $100.0 million borrowing was made under a line of credit which matures in 2010 and bears interest at a variable rate, which has been effectively fixed at 3.375% by an interest rate swap through February 19, 2010. The interest rate is effectively fixed at 2.525% through a forward interest rate swap from February 20, 2010 through November 1, 2011 See note 5 to the consolidated financial statements for further discussion.

(b)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2009.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 65 to 106 are incorporated herein by reference.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2010 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	282,289		25.03	1,685,354
Equity compensation plans not approved by security holders	32,000	(2)	28.52	—

Total	314,289		25.39	1,685,354

(1)

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

(2)	These securities are options issued under a Share Grant Plan for officers, trustees and non-officer employees. This plan expired on December 15, 2007 and options may no longer be issued thereafter.

ITEM 13.:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Declaration of Trust.	8-B	001-06622	3	7/10/1996

3.2	Amendment to Declaration of Trust dated September 21, 1998.	10-Q	001-06622	3	11/13/1998

3.3	Articles of Amendment to Declaration of Trust dated June 24, 1999.	S-3	333-81913	4(c)	7/14/1999

3.4	Articles of Amendment to Declaration of Trust dated June 1, 2006	S-3	333-136921	4(d)	8/28/2006

3.5	Amended and Restated Bylaws dated October 22, 2009	8-K	001-06622	3.1	10/27/2009

4.1	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996

4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998

4.3	Officer’s Certificate Establishing Terms of the 2013 Notes, dated March 12, 2003	8-K	001-06622	4(a)	3/17/2003

4.4	Form of 2013 Notes	8-K	001-06622	4(b)	3/17/2003

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.5	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003

4.6	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003

4.7	Form of 5.05% Senior Notes due May 1, 2012	8-K	001-06622	4.1	4/26/2005

4.8	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005

4.9	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005

4.10	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005

4.11	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005

4.12	Form of 5.95% Senior Notes due June 15, 2011	8-K	001-06622	4.1	6/6/2006

4.13	Officers’ Certificate establishing the terms of the 2011 Notes, dated June 6, 2006	8-K	001-06622	4.2	6/6/2006

4.14	Form of 3.875% Senior Convertible Notes due September 15, 2026	424B5	333-114410		9/11/2006

4.15	Officers’ Certification establishing the terms of the Convertible Notes, dated September 11, 2006	424B5	333-114410		9/11/2006

4.16	Form of additional 3.875% Senior Convertible Notes due September 15, 2026	8-K	001-06622	4.1	9/26/2006

4.17	Form of 5.95% senior notes due June 15, 2011, dated July 21, 2006	424B5	333-114410		7/21/2006

4.18	Officers’ Certification establishing the terms of the 2011 Notes, dated July 21, 2006	424B5	333-114410		7/21/2006

4.19	Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent	8-K	001-06622	4.1	11/8/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.20	Form of 3.875% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	1/23/2007

4.21	Officers’ Certificate establishing the terms of the 3.85% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	1/23/2007

4.22	Form of additional 3.85% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	2/2/2007

4.23	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007

4.24	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent	8-K	001-06622	4.1	7/6/2007

4.25	Term Loan Agreement dated as of February 21, 2008, by and between WRIT and Wells Fargo Bank, National Association	8-K	001-06622	4.1	2/27/2008

4.26	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.27	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.28	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.29	First Amendment to Term Loan Agreement dated as of May 7, 2009, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4(rr)	8/7/2009

10.1	Purchase and Sale Agreement dated as of June 16, 2008, for 2445 M Street, NW, Washington, DC	10-Q	001-06622	10	8/8/2008

10.2*	1991 Incentive Stock Option Plan, as amended	S-3	033-60581	10(b)	7/17/1995

10.3*	Deferred Compensation Plan for Executives dated January 1, 2000	10-K	001-06622	10(g)	3/19/2001

10.4*	Split-Dollar Agreement dated April 1, 2000	10-K	001-06622	10(h)	3/19/2001

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.5*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001

10.6*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002

10.7*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002

10.8*	Description of WRIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005

10.9*	Description of WRIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005

10.10*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006

10.11*	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell	10-K	001-06622	10(q)	3/16/2006

10.12*	Change in control Agreement dated June 13, 2005 with David A. DiNardo	10-K	001-06622	10(r)	3/16/2006

10.13*	Change in control Agreement dated May 22, 2003 with Laura M. Franklin	10-K	001-06622	10(t)	3/16/2006

10.14*	Change in control Agreement dated January 1, 2006 with James B. Cederdahl	10-K	001-06622	10(w)	3/16/2006

10.15*	Long Term Incentive Plan, effective January 1, 2006	10-K	001-06622	10(aa)	3/1/2007

10.16*	Short Term Incentive Plan, effective January 1, 2006	10-K	001-06622	10(bb)	3/1/2007

10.17*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007

10.18*	Change in control Agreement dated June 1, 2007 with George F. McKenzie	10-Q	001-06622	10(dd)	8/9/2007

10.19*	Change in control Agreement dated May 14, 2007 with Michael S. Paukstitus	10-Q	001-06622	10(ee)	8/9/2007

10.20*	Deferred Compensation Plan for Directors dated December 1, 2000	10-K	001-06622	10(ff)	2/29/2008

10.21*	Deferred Compensation for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008

10.22*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.23*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008

10.24*	Transition Agreement and General Release dated August 5, 2008 with Sara L. Grootwassink	10-Q	001-06622	10(kk)	11/10/2008

10.25*	Change in control Agreement dated November 11, 2008 with William T. Camp	10-K	001-06622	10(mm)	3/2/2009

10.26*	Change in control Agreement dated October 7, 2008 with Thomas C. Morey	10-K	001-06622	10(ll)	3/2/2009

10.27*	Form of Indemnification Agreement by and between WRIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009

10.28*	Short Term Incentive Plan, effective January 1, 2009					X

10.29*	Long Term Incentive Plan, effective July 1, 2009					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney					X

31.a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.b	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.c	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Account and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: February 26, 2010	By:	/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edmund B. Cronin, Jr.* Edmund B. Cronin, Jr.	Chairman, Trustee	February 26, 2010

/s/ George F. McKenzie George F. McKenzie	President, Chief Executive Officer and Trustee	February 26, 2010

/s/ John M. Derrick, Jr.* John M. Derrick, Jr.	Trustee	February 26, 2010

/s/ John P. McDaniel* John P. McDaniel	Trustee	February 26, 2010

/s/ Charles T. Nason* Charles T. Nason	Trustee	February 26, 2010

/s/ Edward S. Civera* Edward S. Civera	Trustee	February 26, 2010

/s/ Thomas Edgie Russell, III* Thomas Edgie Russell, III	Trustee	February 26, 2010

/s/ Terence C. Golden* Terence C. Golden	Trustee	February 26, 2010

/s/ Wendelin A. White* Wendelin A. White	Trustee	February 26, 2010

/s/ Laura M. Franklin Laura M. Franklin	Executive Vice President Accounting, Administration and Corporate Secretary	February 26, 2010

/s/ William T. Camp William T. Camp	Executive Vice President and Chief Financial Officer	February 26, 2010

*By:	/s/ Laura M Franklin Laura M Franklin	through power of attorney

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, the Trust’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2009	December 31, 2008(1)
Assets
Land	$412,137	$410,833
Income producing property	1,899,378	1,854,008

	2,311,515	2,264,841
Accumulated depreciation and amortization	(474,171)	(394,902)

Net income producing property	1,837,344	1,869,939
Development in progress	25,031	23,732

Total real estate held for investment, net	1,862,375	1,893,671
Investment in real estate sold or held for sale, net	3,841	26,734
Cash and cash equivalents	11,203	11,874
Restricted cash	19,170	18,823
Rents and other receivables, net of allowance for doubtful accounts of $6,455 and $6,122, respectively	50,525	44,675
Prepaid expenses and other assets	97,815	112,284
Other assets related to properties sold or held for sale	296	1,346

Total assets	$2,045,225	$2,109,407

Liabilities
Notes payable	$688,912	$890,679
Mortgage notes payable	405,451	421,286
Lines of credit	128,000	67,000
Accounts payable and other liabilities	52,649	70,538
Advance rents	11,211	8,926
Tenant security deposits	9,854	10,084
Other liabilities related to properties sold or held for sale	85	469

Total liabilities	1,296,162	1,468,982

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
59,811 and 52,434 shares issued and outstanding, respectively	599	526
Additional paid in capital	944,825	777,375
Distributions in excess of net income	(198,412)	(138,936)
Accumulated other comprehensive income (loss)	(1,757)	(2,335)

Total shareholders’ equity	745,255	636,630
Noncontrolling interests in subsidiaries	3,808	3,795

Total equity	749,063	640,425

Total liabilities and shareholders’ equity	$2,045,225	$2,109,407

(1)	As adjusted (see Current Report on Form 8-K filed July 10, 2009 and note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2009	2008	2007
Revenue
Real estate rental revenue	$306,929	$278,691	$248,899
Expenses
Utilities	21,484	19,288	16,383
Real estate taxes	32,734	27,950	21,691
Repairs and maintenance	12,064	11,003	9,147
Property administration	9,807	9,855	7,060
Property management	7,628	7,830	7,045
Operating services and common area maintenance	16,581	14,151	13,057
Other real estate expenses	4,275	3,422	2,976
Depreciation and amortization	94,042	85,659	68,364
General and administrative	13,906	12,110	14,882

	212,521	191,268	160,605

Real estate operating income	94,408	87,423	88,294

Other income (expense)
Interest expense	(75,001)	(75,041)	(66,336)
Other income	1,205	1,073	1,875
Gain (loss) on extinguishment of debt, net	5,336	(5,583)	—
Gain from non-disposal activities	73	17	1,303

	(68,387)	(79,534)	(63,158)

Income from continuing operations	26,021	7,889	25,136
Discontinued operations:
Income from operations of properties sold or held for sale	1,579	4,129	7,510
Gain on sale of real estate	13,348	15,275	25,022

Net income	40,948	27,293	57,668
Less: Net income attributable to noncontrolling interests in subsidiaries	(203)	(211)	(217)

Net income attributable to the controlling interests	$40,745	$27,082	$57,451

Basic net income attributable to the controlling interests per share
Continuing operations	$0.45	$0.15	$0.54
Discontinued operations, including gain on sale of real estate	0.26	0.40	0.71

Net income attributable to the controlling interests per share	$0.71	$0.55	$1.25

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.45	$0.15	$0.53
Discontinued operations, including gain on sale of real estate	0.26	0.40	0.71

Net income attributable to the controlling interests per share	$0.71	$0.55	$1.24

Weighted average shares outstanding – basic	56,894	49,138	45,911

Weighted average shares outstanding – diluted	56,968	49,217	46,049

Dividends declared and paid per share	$1.73	$1.72	$1.68

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2006	45,042	$451	$509,326	$(59,855)	$—	$449,922	$1,739	$451,661
Net income attributable to the controlling interests	—	—	—	57,451	—	57,451	—	57,451
Net income attributable to noncontrolling interests	—	—	—	—	—	—	217	217
Distributions to noncontrolling interests	—	—	—	—	—	—	(156)	(156)
Issuance of units to noncontrolling interest holder	—	—	—	—	—	—	1,976	1,976
Dividends	—	—	—	(78,050)	—	(78,050)	—	(78,050)
Equity offering, net of issuance costs	1,600	16	57,745	—	—	57,761	—	57,761
Equity component of convertible notes, net of issuance costs	—	—	12,435	—	—	12,435	—	12,435
Share options exercised	13	—	313	—	—	313	—	313
Share grants, net of share grant amortization and forfeitures	27	1	2,707	—	—	2,708	—	2,708

Balance, December 31, 2007	46,682	468	582,526	(80,454)	—	502,540	3,776	506,316

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2007	46,682	468	582,526	(80,454)	—	502,540	3,776	506,316
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	27,082	—	27,082	—	27,082
Net income attributable to noncontrolling interests	—	—	—	—	—	—	211	211
Change in fair value of interest rate hedge	—	—	—		(2,335)	(2,335)	—	(2,335)

Total comprehensive income	—	—	—	—	—	24,747	211	24,958
Distributions to noncontrolling interests	—	—	—	—	—	—	(192)	(192)
Dividends	—	—	—	(85,564)	—	(85,564)	—	(85,564)
Equity offerings, net of issuance costs	5,466	55	184,878	—	—	184,933	—	184,933
Shares issued under Dividend Reinvestment Program	125	1	4,102	—	—	4,103	—	4,103
Share options exercised	120	1	2,642	—	—	2,643	—	2,643
Share grants, net of share grant amortization and forfeitures	41	1	3,227	—	—	3,228	—	3,228

Balance, December 31, 2008	52,434	526	777,375	(138,936)	(2,335)	636,630	3,795	640,425

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2008	52,434	526	777,375	(138,936)	(2,335)	636,630	3,795	640,425
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	40,745	—	40,745	—	40,745
Net income attributable to noncontrolling interests	—	—	—	—	—	—	203	203
Change in fair value of interest rate hedge	—	—	—		578	578	—	578

Total comprehensive income	—	—	—	—	—	41,323	203	41,526
Distributions to noncontrolling interests	—	—	—	—	—	—	(190)	(190)
Dividends	—	—	—	(100,221)	—	(100,221)	—	(100,221)
Equity offerings, net of issuance costs	7,240	72	160,843	—	—	160,915	—	160,915
Shares issued under Dividend Reinvestment Program	88	1	2,478	—	—	2,479	—	2,479
Share options exercised	3	—	45	—	—	45	—	45
Share grants, net of share grant amortization and forfeitures	46	—	4,084	—	—	4,084	—	4,084

Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(IN THOUSANDS)

	2009	2008	2007
Cash flows from operating activities
Net income	$40,948	$27,293	$57,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	(13,348)	(15,275)	(25,022)
Depreciation and amortization, including amounts in discontinued operations	94,447	86,898	71,024
Provision for losses on accounts receivable	6,889	4,346	2,011
Amortization of share grants, net	3,085	3,228	2,707
Amortization of debt premiums, discounts and related financing costs	6,957	7,669	7,042
Loss (gain) on extinguishment of debt, net	(5,336)	5,583	—
Changes in operating other assets	(14,576)	(13,648)	(14,319)
Changes in operating other liabilities	(16,165)	(8,979)	15,366

Net cash provided by operating activities	102,901	97,115	116,477

Cash flows from investing activities
Real estate acquisitions, net *	(19,828)	(168,230)	(294,166)
Capital improvements to real estate	(27,337)	(37,272)	(41,122)
Development in progress	(2,135)	(15,509)	(66,996)
Net cash received for sale of real estate	36,842	40,231	56,344
Non-real estate capital improvements	(351)	(642)	(3,200)

Net cash used in investing activities	(12,809)	(181,422)	(349,140)

Cash flows from financing activities
Line of credit borrowings	214,500	165,000	258,200
Line of credit repayments	(153,500)	(290,500)	(126,700)
Dividends paid	(100,221)	(85,564)	(78,050)
Distributions to noncontrolling interests	(190)	(192)	(156)
Proceeds from equity offerings under dividend reinvestment program	2,479	4,103	—
Proceeds from mortgage notes payable	37,500	81,029	—
Principal payments – mortgage notes payable	(54,030)	(3,488)	(10,797)
Proceeds from debt offering	—	100,000	150,000
Financing costs	(847)	(1,924)	(5,144)
Net proceeds from equity offerings	160,915	184,933	57,761
Notes payable repayments, including penalties for early extinguishment	(197,414)	(81,344)	—
Net proceeds from exercise of share options	45	2,643	313

Net cash provided by (used in) financing activities	(90,763)	74,696	245,427

Net increase (decrease) in cash and cash equivalents	(671)	(9,611)	12,764
Cash and cash equivalents at beginning of year	11,874	21,485	8,721

Cash and cash equivalents at end of year	$11,203	$11,874	$21,485

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$69,292	$68,616	$57,499

*	See note 3 to the consolidated financial statements for the supplemental discussion of non-cash investing and financing activities, including the assumption of mortgage debt in conjunction with some of our real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In May 2009, we sold a multifamily property, Avondale, for a gain of $6.7 million. In July 2009, we sold an industrial property, Tech 100 Industrial Park, and an office property, Brandywine Center, for gains of $4.1 million and $1.0 million, respectively. In November 2009, we sold an industrial property, Crossroads Distribution Center, for a gain of $1.5 million. In June 2008, we sold two industrial properties, Sullyfield Center and The Earhart Building, for a gain of $15.3 million. The gains from the sales were paid out to the shareholders.

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). A TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Certain of our taxable REIT subsidiaries have net operating loss carryforwards available of approximately $5.3 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate. There were no income tax provisions or material deferred income tax items for our TRS for the years ended December 31, 2009, 2008 and 2007.

The following is a breakdown of the taxable percentage of our dividends for 2009, 2008 and 2007, respectively (unaudited):

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2009	75%	17%	7%	1%
2008	60%	18%	6%	16%
2007	90%	10%	0%	0%

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of WRIT and its majority owned subsidiaries, after eliminating all intercompany transactions.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB Accounting Standards Codification section 805-10-65), a revision of SFAS No. 141. This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it was probable to being recognized at the time of acquisition, disallowing the capitalization of pre-acquisition and transaction costs, and delaying when restructuring related to acquisitions can be recognized. Our adoption of the standard for the fiscal year beginning January 1, 2009 resulted in a $0.8 million increase in general and administrative expense, as previously capitalized pre-acquisition costs were expensed as a period cost.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (FASB Accounting Standards Codification section 820-10-65). This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2007, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FASB Accounting Standards Codification section 820-10-65), which amends FASB Statement No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not have significant assets or liabilities recorded at fair value on a recurring basis, and therefore the adoption of this statement for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our financial statements. However, starting in 2009 we apply FASB Statement No. 157 as a part of our fair value allocation to any properties acquired.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (FASB Accounting Standards Codification section 855-10-65). This statement requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. We adopted this statement effective for the quarter ending June 30, 2009. The required disclosure is in note 16 to the consolidated financial statements.

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office, medical office, retail and industrial segments) under operating leases with average terms of three to seven years. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. We base this estimate on our historical experience and a review of the current status of our receivables. We recognize percentage rents, which represent additional rents based on gross tenant sales, when tenants’ sales exceed specified thresholds.

We recognize sales of real estate at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When we deem the collection of a receivable to be doubtful in the same quarter that we established the receivable, then we recognize the allowance for that receivable as an offset to real estate revenues. When we deem a receivable that was initially established in a prior quarter to be doubtful, then we recognize the allowance as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

We include notes receivable balances of $8.5 million and $8.6 million as of December 31, 2009 and 2008, respectively, in our accounts receivable balances.

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

Net income attributable to noncontrolling interests was $202,700, $211,000 and $216,900 for the years ended December 31, 2009, 2008 and 2007, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income attributable to the controlling interests from continuing operations was $25.8 million, $7.7 million and $24.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the years ended December 31, 2009, 2008 and 2007, and are not included in our earnings per share calculations.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2009 and 2008 deferred financing costs of $18.1 million and $21.3 million, respectively, net of accumulated amortization of $10.3 million and $9.0 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $3.1 million, $3.6 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Leasing Costs

We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. As of December 31, 2009 and 2008, we included deferred leasing costs of $33.1 million and $31.0 million, respectively, net of accumulated amortization of $11.7 million and $10.2 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $4.8 million, $3.6 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. As of December 31, 2009 and 2008, we included deferred leasing incentives of $12.2 million and $11.8 million, respectively, net of accumulated amortization of $1.6 million and $0.5 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing incentives included as a reduction of revenue for properties classified as continuing operations totaled $1.2 million, $0.4 million and $0.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $75.8 million, $68.5 million and $55.0 million, respectively. We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $1.4 million, $2.3 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. During 2009 and 2008, we expensed $0.1 million and $0.6 million, respectively, included in general and administrative expenses, related to development projects no longer considered probable. There were no property impairments recognized during the year ended December 31, 2007.

We record real estate acquisitions as business combinations in accordance with GAAP. We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We record goodwill when the purchase price exceeds the fair value of the assets and liabilities acquired. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We allocate the “as-if-vacant” fair value to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2009 and 2008.

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize net lease intangible assets on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize net lease intangible liabilities on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we write off the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2009 and 2008 are as follows (in millions):

	December 31,
	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$39.8	$20.8	$19.0	$40.9	$16.1	$24.8
Leasing commissions/absorption costs	$49.6	$22.7	$26.9	$50.7	$16.3	$34.4
Net lease intangible assets	$9.7	$6.4	$3.3	$9.8	$5.4	$4.4
Net lease intangible liabilities	$32.2	$14.7	$17.5	$33.0	$10.3	$22.7
Below-market ground lease intangible asset	$12.1	$0.4	$11.7	$12.1	$0.2	$11.9

Amortization of these components combined was $9.4 million, $11.2 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of these components combined over the next five years is projected to be $7.2 million, $5.2 million, $4.0 million, $3.6 million and $3.5 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. No value had been assigned to customer relationship value at December 31, 2009 or 2008.

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

Restricted Cash

Restricted cash at December 31, 2009 and December 31, 2008 consisted of $19.2 million and $18.8 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at December 31, 2009 and 2008 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at December 31, 2009 and 2008 are as follows (in millions):

	December 31, 2009				December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.1	$—	$1.1	$—	$0.6	$—	$0.6	$—
Liabilities:
Derivatives	$1.8	$—	$1.8	$—	$2.3	$—	$2.3	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge (see note 6 to the consolidated financial statements for further details). We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the years ended December 31, 2009 and 2008, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of December 31, 2009 and 2008, are as follows (in millions):

	December 31, 2009	December 31, 2008
	Fair Value	Fair Value
Accounts payable and other liabilities	$1.8	$2.3

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Years Ended December 31,
	2009	2008
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.5	$(2.3)

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

Stock Based Compensation

We currently maintain equity based compensation plans for trustees, officers and employees and previously also maintained option plans for trustees, officers and employees.

We recognized compensation expense for time-based share units ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for restricted performance-based share units at fair value at the grant date as payouts are probable, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and a vesting has occurred. We amortize such performance-based share units to expense over the performance period. However, we measure compensation expense for performance-based share units with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

We previously issued stock options to officers, non-officer key employees and trustees. We last issued stock options to officers in 2002, to non-officer key employees in 2003 and to trustees in 2004. We issued all stock options prior to the adoption of SFAS No. 123(R) and accounted for the stock options in accordance with APB No. 25, whereby if options are priced at fair market value or above at the date of grant and if other requirements are met then the plans are considered fixed and no compensation expense is recognized. Accordingly, we have recognized no compensation cost for stock options.

Earnings per Common Share

We determine “Basic earnings per share” using the two-class method as our unvested restricted share awards have non-forfeitable rights to dividends, and are therefore considered participating securities. We compute basic earnings per share by dividing net income attributable to the controlling interest less the allocation of undistributed earnings to unvested restricted share awards and units by the weighted-average number of common shares outstanding for the period.

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$26,021	56,894	$0.46
Less: Net income attributable to noncontrolling interests	(203)	56,894	(0.01)
Allocation of undistributed earnings to unvested restricted share awards and units	(111)	56,894	—

Adjusted income from continuing operations attributable to the controlling interests	25,707	56,894	0.45
Income from discontinued operations, including gain on sale of real estate	14,927	56,894	0.26

Adjusted net income attributable to the controlling interests	40,634	56,894	0.71
Effect of dilutive securities:
Employee stock options and performance share units	—	74
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	25,707	56,968	0.45
Income from discontinued operations, including gain on sale of real estate	14,927	56,968	0.26

Adjusted net income attributable to the controlling interests	$40,634	56,968	$0.71

	Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$7,889	49,138	$0.16
Less: Net income attributable to noncontrolling interests	(211)	49,138	(0.01)
Allocation of undistributed earnings to unvested restricted share awards and units	(98)	49,138	—

Adjusted income from continuing operations attributable to the controlling interests	7,580	49,138	0.15
Income from discontinued operations, including gain on sale of real estate	19,404	49,138	0.40

Adjusted net income attributable to the controlling interests	26,984	49,138	0.55
Effect of dilutive securities:
Employee stock options and performance share units	—	79
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	7,580	49,217	0.15
Income from discontinued operations, including gain on sale of real estate	19,404	49,217	0.40

Adjusted net income attributable to the controlling interests	$26,984	49,217	$0.55

	Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$25,136	45,911	$0.55
Less: Net income attributable to noncontrolling interests	(217)	45,911	—
Allocation of undistributed earnings to unvested restricted share awards and units	(256)	45,911	(0.01)

Adjusted income from continuing operations attributable to the controlling interests	24,663	45,911	$0.54
Income from discontinued operations, including gain on sale of real estate	32,532	45,911	0.71

Adjusted net income attributable to the controlling interests	57,195	45,911	1.25
Effect of dilutive securities:
Employee stock options and performance share units	—	138
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	24,663	46,049	0.53
Income from discontinued operations, including gain on sale of real estate	32,532	46,049	0.71

Adjusted net income attributable to the controlling interests	$57,195	46,049	$1.24

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

We are subject to U.S. federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.

Tax returns filed for 2006 through 2009 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $1.8 million and $2.3 million as of December 31, 2009 and 2008, respectively, to account for the changes in valuation of the interest rate swaps.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2009	2008
Office	$1,024,938	$1,011,722
Medical office	394,804	367,651
Retail	267,932	266,897
Multifamily	319,375	316,837
Industrial/flex	304,466	301,734

	$2,311,515	$2,264,841

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development. In the office segment, Dulles Station, Phase II remains in development. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development as of December 31, 2009 and 2008 is illustrated below (in thousands):

	December 31,
	2009	2008
Office	$19,442	$18,453
Medical office	5,153	4,815
Retail	371	239
Multifamily	65	225
Industrial/flex	—	—

	$25,031	$23,732

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

As of December 31, 2009 no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

Properties we acquired during the years ending December 31, 2009, 2008 and 2007 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900

		Total 2009	87,000	$19,900

February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical Office	36,000	6,500
September 3, 2008	Kenmore Apartments (374 units)	Multifamily	270,000	58,300
December 2, 2008	2445 M Street	Office	290,000	181,400

		Total 2008	746,000	$257,400

February 8, 2007	270 Technology Park	Industrial/Flex	157,000	$26,500
March 1, 2007	Monument II	Office	205,000	78,200
March 9, 2007	2440 M Street	Medical Office	110,000	50,000
June 1, 2007	Woodholme Medical Office Building	Medical Office	125,000	30,800
June 1, 2007	Woodholme Center	Office	73,000	18,200
June 1, 2007	Ashburn Farm Office Park	Medical Office	75,000	23,000
August 16, 2007	CentreMed I & II	Medical Office	52,000	15,300
August 30, 2007	4661 Kenmore Avenue	Land for Development	n/a	3,750
December 4, 2007	2000 M Street	Office	227,000	73,500

		Total 2007	1,024,000	$319,250

As discussed in note 2 to the consolidated financial statements, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values. Our sole 2009 acquisition, Lansdowne Medical Office Building, was vacant as of the acquisition date, so we did not acquire any absorption costs, leasing commissions, tenant origination costs or net intangible lease assets/liabilities during 2009.

We have allocated the total purchase price of the above acquisitions as follows (in millions):

	Allocation of Purchase Price
	2009	2008	2007
Land	$1.3	$80.8	$43.0
Buildings	18.6	140.1	258.6
Tenant origination costs	—	10.4	11.8
Leasing commissions/absorption costs	—	18.2	17.7
Net lease intangible assets	—	1.8	0.4
Net lease intangible liabilities	—	(10.4)	(10.5)
Furniture, fixtures & equipment	—	1.0	—
Discount on assumed mortgage	—	10.1	—

Total*	$19.9	$252.0	$321.0

*	Additional settlement costs, closing costs and adjustments are included in the basis for 2008 and 2007.

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

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We have one property classified as held for sale at December 31, 2009 and five as held for sale at December 31, 2008, as follows (in thousands):

	December 31,
	2009	2008
Office property	$—	$3,050
Multifamily property	—	17,227
Industrial/Flex properties	4,915	17,796

Total	$4,915	$38,073
Less accumulated depreciation	(1,074)	(11,339)

	$3,841	$26,734

Properties that were sold or classified as held for sale during the three years ending December 31, 2009 are as follows:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500
	Charleston Business Center	Industrial	85,000	Held for sale	n/a

		Total 2009	541,000	$38,000	$13,300

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100	$15,300

		Total 2008	336,000	$41,100	$15,300

September 26, 2007	Maryland Trade Center I & II	Office	342,000	$58,000	$25,000

		Total 2007	342,000	$58,000	$25,000

Charleston Business Center, an industrial property, met the criteria necessary for classification as held for sale as of March 31, 2009. Senior management has committed to, and actively embarked upon, a plan to sell this asset and the sale is expected to be completed within one year under terms usual and customary for such sales, with no indications that the plan will be significantly altered or abandoned. Depreciation on this property has been discontinued as of the date it was classified as held for sale, but operating revenues and expenses continue to be recognized until the date of sale. Under GAAP, revenues and expenses of properties that are classified as held for sale are treated as discontinued operations for all periods presented in the consolidated statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2009	2008	2007
Revenues	$3,346	$8,496	$16,111
Property expenses	(1,362)	(3,128)	(5,940)
Depreciation and amortization	(405)	(1,239)	(2,661)

	$1,579	$4,129	$7,510

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2009	2008	2007
Maryland Trade Center I & II	Office	$—	$—	$2,474
Sullyfield Center	Industrial	—	1,070	1,492
The Earhart Building	Industrial	—	421	754
Avondale	Multifamily	392	861	784
Charleston Business Center	Industrial	688	718	710
Tech 100 Industrial Park	Industrial	261	668	807
Brandywine Center	Office	85	192	195
Crossroads Distribution Center	Industrial	153	199	294

		$1,579	$4,129	$7,510

NOTE 4: MORTAGE NOTES PAYABLE

	December 31,
	2009	2008
On September 27, 1999, we executed a $50.0 million mortgage note payable secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean. The mortgage bore interest at 7.14% per annum and interest only was payable monthly until October 1, 2009, at which time all unpaid principal and interest would have been payable in full. On July 1, 2009, we prepaid this mortgage note payable in its entirety without any prepayment penalties.	$—	$50,000
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	44,975	45,811
On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,688	9,992

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	18,969	19,610
On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	22,798	23,304
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,121	5,278
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,601	4,684
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,313	8,468
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	32,170	32,815
On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	21,888	22,277
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,599	20,897
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,073	5,291
On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029
On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	93,084	91,830
On February 2, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	37,143	—

	$405,451	$421,286

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.

**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the probability that the mortgage will not be paid off on August 11, 2010, the date reflected in the future maturities schedule is August 11, 2033.

Total carrying amount of the above mortgaged properties was $645.2 million and $666.0 million at December 31, 2009 and 2008, respectively. Scheduled principal payments during the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Principal Payments
2010	$4,510
2011	13,788
2012	21,823
2013	107,123
2014	2,038
Thereafter	263,579

412,861
Net discounts/premiums	(7,410)

Total	$405,451

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of December 31, 2009, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $28.0 million outstanding as of December 31, 2009 related to Credit Facility No. 1, and $1.4 million in letters of credit issued, with $45.6 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. We had no balance outstanding under this facility at December 31, 2008. During 2009, we borrowed $64.5 million to fund repurchases of convertible debt, fund the acquisition Lansdowne Medical Office Building and pay dividends. We repaid 36.5 million using proceeds from the May 2009 equity offering, equity issued under our sales agency financing agreement and property sales.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2009, 2008 and 2007, we recognized interest expense (excluding facility fees) of $40,300, $1,603,900 and $807,200, respectively, representing an average interest rate of 0.70%, 5.16% and 5.52%, respectively.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the years ended December 31, 2009, 2008 and 2007, we incurred facility fees of $114,100, $103,800 and $53,700, respectively.

Credit Facility No. 2

We had $100.0 million outstanding as of December 31, 2009 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $161.1 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. $67.0 million was outstanding under this facility at December 31, 2008. During 2009, we borrowed $150.0 million to fund the repurchases of convertible debt, prepay a mortgage note payable and prepay the $100.0 million term loan. We repaid $117.0 million using proceeds from the May 2009 equity offering, equity issued under our sales agency financing agreement and property sales.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. However, the interest rate on the $100.0 million in borrowings used to prepay the term loan is effectively fixed by interest rate swaps (see note 6 to the consolidated financial statements). An interest rate swap currently fixes the interest rate at 3.375% (2.95% plus the 42.5 basis point spread) through February 19, 2010. When a forward interest rate swap becomes effective on February 20, 2010, we anticipate that the interest rate on the $100.0 million borrowing will be 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2009, 2008 and 2007, we recognized interest expense (excluding facility fees) of $513,500, $3,049,000 and $4,579,000 representing an average interest rate of 1.81%, 4.94% and 5.77%, respectively.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. For the years ended December 31, 2009, 2008 and 2007, we incurred facility fees of $396,900, $393,400 and $304,200, respectively.

Credit Facility No. 3

Credit Facility No. 3 was a $70.0 million line of credit that was terminated on June 29, 2007 and replaced by Credit Facility No. 1. At December 31, 2006, $28.0 million was outstanding under this facility, which was repaid during the first quarter of 2007 with proceeds from the $150 million 3.875% convertible notes issued in January 2007. Advances under this agreement bore interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. Interest only payments were due and payable on a monthly basis. For the year ended December 31, 2007, we recognized interest expense (excluding facility fees) of $96,400, representing an average interest rate of 5.90% per annum.

From July 2005 through June 2007, Credit Facility No. 3 required us to pay the lender an annual facility fee on the total commitment of 0.15%, per annum. These fees were payable quarterly. For the year ended December 31, 2007, we incurred facility fees of $52,800.

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2009.

Information related to revolving credit facilities is as follows (in thousands):

	2009	2008	2007
Total revolving credit facilities at December 31	$337,000	$337,000	$275,000
Borrowings outstanding at December 31	128,000	67,000	192,500
Weighted average daily borrowings during the year	33,656	91,262	95,642
Maximum daily borrowings during the year	128,000	192,500	192,500
Weighted average interest rate during the year	1.62%	5.01%	5.73%
Weighted average interest rate at December 31	2.79%	1.48%	5.41%

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

We recorded the 3.875% convertible notes in the consolidated balance sheets as notes payable less a component of the total debt, representing the conversion feature, which is bifurcated and recorded in equity. As a result, as of the inception of the 3.875% convertible notes, we classified $21.0 million of the 3.875% convertible notes’ original carrying amount into shareholders’ equity. We accrete to interest expense the resulting discount on the debt over the expected life of the debt. The effective rate on the 3.875% convertible notes after bifurcating the equity component reflects our nonconvertible debt borrowing rate at the inception of the 3.875% convertible notes, which was 5.875%.

The convertible notes are convertible into our common shares at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 common shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per common share, which represents a 22% premium over the $40.80 closing price of our common shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our common shares at the time the January 2007 transaction was priced. Holders may convert their notes into our common shares prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common shares for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per common share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common shares, to the extent such cash and the value of any such other consideration per common share validly tendered or exchanged exceeds the closing price of our common shares as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these convertible notes are not dilutive for the years ended December 31, 2009, 2008 and 2007, and are not included in our earnings per share calculations.

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

During 2009, we repurchased $109.7 million of the convertible notes at an average of 87.9% of par, resulting in a net gain on extinguishment of debt of $6.8 million, net of unamortized debt costs and debt discounts. During 2008, we repurchased $16.0 million of the convertible notes at 75.0% of par, resulting in a net gain on extinguishment of debt of $2.9 million, net of unamortized debt costs and debt discounts. No repurchases were made during 2007. As of December 31, 2009 and 2008, the amount outstanding on the convertible notes was $134.3 million and $244.0 million, respectively.

The interest expense recognized relating to the contractual interest coupon and relating to the amortization of the discount was as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Contractual interest coupon	$6.6	$10.1	$9.7
Amortization of the discount	$2.9	$4.3	$3.9

The carrying amount of the equity component as of December 31, 2009 and 2008 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	December 31,
	2009	2008
Principal, gross	$134,328	$244,000
Unamortized discount	(4,307)	(12,047)

Principal, net	$130,021	$231,953

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

On May 7, 2009, we entered into an agreement to modify the Term Loan with Wells Fargo, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the Term Loan from LIBOR plus 1.50% to LIBOR plus 2.75%. To hedge our exposure to interest rate fluctuations on the Term Loan, we previously had entered into an interest rate swap on a notional amount of $100 million through the original maturity date of February 19, 2010. This interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.95% through February 2010. The interest rate after the agreement to extend the maturity date, taking into account the swap, was 5.70% (2.95% plus 275 basis points). On May 6, 2009, we entered into a forward interest rate swap on a notional amount of $100 million for the period from February 20, 2010 through the maturity date of November 1, 2011. This forward interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.10% from February 20, 2010 through November 1, 2011. The interest rate for that time period, taking into account the forward interest rate swap, would have been 4.85% (2.10% plus 275 basis points). The forward interest rate swap agreement is scheduled to settle contemporaneously with the maturity of the loan. These swaps qualify as cash flow hedges as discussed in note 2 to the consolidated financial statements.

On December 1, 2009, we prepaid the $100 million unsecured term loan using proceeds from our unsecured line of credit (see note 5 to the consolidated financial statements), incurring a loss on extinguishment of debt of $1.5 million. The interest rate swaps discussed in the preceding paragraph are now used to fix the current interest rate on the $100.0 million borrowing on our unsecured lines of credit at 3.375% (2.95% plus the 42.5 basis point spread on our unsecured lines of credit). When the forward interest rate swap becomes effective on February 20, 2010, we anticipate that the interest rate on the $100.0 million borrowing will be 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	December 31, 2009	December 31, 2008
5.70% term loan due 2011	$—	$100,000
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	134,328	244,000
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(5,435)	(13,352)
Premium on notes issued	19	31

Total	$688,912	$890,679

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2009 are as follows (in thousands):

2010	$—
2011(1)	284,328
2012	50,000
2013	60,000
2014	100,000
Thereafter	200,000

$694,328

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

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2009.

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

2007 Plan

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

The 2007 Plan provides for the award to WRIT’s trustees, officers and non-officer employees of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. If an award under the 2007 Plan of restricted shares or restricted share units is forfeited or an award of options or any other rights granted under the 2007 Plan expires without being exercised, the shares covered by any such award would again become available for issuance under new awards.

Elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. We granted 876 and 4,783 restricted share units to officers in 2008 and 2007, respectively, pursuant to elective short term incentive deferrals. During 2008, we granted 263 restricted share units on dividends. In 2009, we granted 458 restricted share units on dividends.

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in each of the three years ending 2009 was (in millions):

Stock-based Compensation Expense
2007(1)	$2.7
2008(1)	$2.2
2009(1)	$2.0

(1)

2007 included $0.6 million related to the accelerated vesting of prior CEO share grant awards as required by FASB ASC 505-50 and 718-10 (formerly FAS 123(R), Share Based Payments). 2009 and 2008 included $0.1 million and $0.2 million, respectively, related to the accelerated vesting of departing Chief Financial Officer share grant and restricted unit awards.

Options

The previous Option Plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. As discussed in note 2 to the consolidated financial statements, we accounted for option awards in accordance with APB No. 25, and we have recognized no compensation cost for stock options. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. The following chart details the previously issued and currently outstanding and exercisable stock options:

	2009		2008		2007
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	317,000	$25.31	438,000	$24.40	451,000	$24.42
Granted	—	—	—	—	—	—
Exercised	(2,750)	$16.34	(119,000)	$22.12	(13,000)	$25.07
Expired/Forfeited	—	—	(2,000)	$17.59	—	—

Outstanding at December 31	314,250	$25.39	317,000	$25.31	438,000	$24.40
Exercisable at December 31	314,250	$25.39	317,000	$25.31	438,000	$24.40

The 314,250 options outstanding at December 31, 2009, all of which are exercisable, have exercise prices between $21.34 and $33.09, with a weighted-average exercise price of $25.39 and a weighted average remaining contractual life of 2.5 years. The aggregate intrinsic value of outstanding exercisable shares at December 31, 2009 was $0.7 million. The aggregate intrinsic value of options exercised was minimal in 2009 and $1.1 million and $0.1 million in 2008 and 2007, respectively. There were no options forfeited in 2009.

Share Grants, Restricted Share Units and Performance Share Units

We previously maintained a Share Grant Plan for officers, trustees and other members of management. In 2004 and 2005, we granted awards to officers and other members of management in the form of restricted shares. We valued the awards based on the fair market value at the date of grant. Shares vest ratably over a five year period from the date of grant.

Beginning in 2005, we changed annual long-term incentive compensation for trustees from options of 2,000 shares plus 400 restricted shares to $30,000 in restricted shares. In May 2007, we increased the value of the restricted shares awarded to trustees to $55,000. These shares vest immediately and are restricted from sale for the period of the trustee’s service.

The 2007 Plan provides for the granting of restricted share units and performance share units to officers and other members of management, based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award is in the form of restricted share units that vest 20% per year based upon continued employment and two-thirds of the award is in the form of performance share units subject to performance and market conditions. For other members of management, 100% of the award is in the form of restricted share units awarded based on one-year performance targets that vest ratably over five years from the grant date.

With respect to the officer performance share units that are subject to performance conditions, awards are based on three-year cumulative performance targets, for which targets will be set annually based on benchmarks with minimum and maximum payout thresholds. As the three-year cumulative performance targets are set independently each year, the grant date does not occur until all such targets are set and all of the significant terms of the award are known. Because payouts are probable, we estimate the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known. We recognize the expense for such performance-based share units ratably over the three-year period with cumulative catch-up adjustments recorded in the current period. With respect to the officer performance share units that are subject to market conditions, awards are based on a cumulative three-year market target which is set at the beginning of the three-year period. We recognize compensation expense ratably over the three-year service period, based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. All performance share units awarded based on achievement of respective performance or market conditions cliff vest at the end of the three-year period. The program provides that participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

The following are tables of activity for the years ended December 31, 2009, 2008 and 2007 related to our share grants, restricted share units, and performance share units.

Share Grants

	2009		2008		2007
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	312,006	$29.21	271,650	$28.97	191,217	$27.17
Unvested at January 1	34,849	$35.04	62,530	$34.15	115,492	$33.16
Granted	14,427	$26.69	13,019	$26.05	27,571	$34.57
Vested during year	(47,283)	$32.59	(40,356)	$30.86	(80,433)	$32.85
Expired/Forfeited	(123)	$32.78	(344)	$32.70	(100)	$32.50

Unvested at December 31	1,870	$32.50	34,849	$35.04	62,530	$34.15
Vested at December 31	359,289	$29.66	312,006	$29.21	271,650	$28.97

The total fair value of shares vested during the years ending December 31, 2009, 2008 and 2007 is $1.1 million, $1.3 million and $2.9 million, respectively. As of December 31, 2009, the total compensation cost related to non-vested share awards not yet recognized was $36,300, which we expect to recognize over a weighted average period of 14 months.

Restricted Share Units

	2009		2008		2007
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	28,914	$35.00	8,154	$35.73	—	—
Unvested at January 1	106,562	$30.63	80,831	$34.35	21,877	$39.54
Granted	88,414	$26.67	49,004	$26.16	67,355	$32.85
Vested during year	(34,942)	$32.24	(20,760)	$34.71	(8,154)	$35.73
Expired/Forfeited	(1,628)	$29.54	(2,513)	$33.97	(247)	$39.54

Unvested at December 31	158,406	$28.08	106,562	$30.63	80,831	$34.35
Vested at December 31	63,856	$33.49	28,914	$35.00	8,154	$35.73

The total fair value of restricted share units vested during the years ending December 31, 2009, 2008 and 2007 is $0.8 million, $0.7 million and $0.3 million, respectively. The value of unvested restricted share units at December 31, 2009 was $4.1 million, which we expect to recognize as compensation cost over a weighted average period of 42 months.

Performance Share Units

Performance Share Units with Performance Conditions:

	2009		2008		2007
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	43,000	$30.41	—	$—	—	$—
Unvested at January 1	—	$—	43,000	$30.41	—	$—
Granted	90,000	$22.81	—	$—	43,000	$30.41
Vested during year	(36,600)	$17.15	(43,000)	$30.41	—	$—
Expired/Forfeited	—	$—	—	$—	—	$—

Unvested at December 31	53,400	$26.69	—	$—	43,000	$30.41
Vested at December 31	79,600	$24.31	43,000	$30.41	—	$—

Performance Share Units with Market Conditions:

2009
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	—	$—
Unvested at January 1	—	$—
Granted	37,000	$20.15
Vested during year	—	$—
Expired/Forfeited	—	$—

Unvested at December 31	37,000	$20.15
Vested at December 31	—	$—

The total fair value of performance share units vested during the years ending December 31, 2009, 2008 and 2007 is $0.9 million, $1.4 million and $0.0 million, respectively. As of December 31, 2009, the future expected expense related to performance share units with performance conditions, estimated based on the probable number of performance share units expected to vest under the current plan, totaled $2.2 million, which we expect to recognize as compensation cost over a weighted average period of 21 months. As of December 31, 2009, the future expected expense related to performance share units with market conditions, totaled $0.5 million, which we expect to recognize over a weighted average period of 24 months.

We determine the fair value of performance share units that contain market conditions included in the chart above using a binomial model employing a Monte Carlo method as of the grant date. The market condition performance measurement is the cumulative three-year average total shareholder return relative to a defined population of 25 peer companies. The model evaluates the awards for changing total shareholder return over the term of vesting, relative to the peer group, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. There were no performance share units with market conditions prior to 2009. The following are the average assumptions used to the value awards granted as of December 31, 2009 and their respective determined fair value:

2009 Awards
Expected volatility	33.4%
Risk-free interest rate	1.5%
Expected life (from grant date)	3.0 years
Price of underlying stock at measurement date	$17.15
Performance share unit grant date fair value	$20.15

We based the expected volatility upon the historical volatility of our monthly share closing prices. We based the risk-free interest rate used on U.S. Treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, we may make discretionary contributions on behalf of eligible employees. In each of the years ended December 31, 2009, 2008 and 2007, we made contributions to the 401K plan of $0.4 million.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of WRIT. During 2008 the prior Chief Executive Officer received a lump sum distribution of the present value of his deferred compensation. The deferred compensation liability was $0.9 million and $0.8 million at December 31, 2009 and 2008, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior Chief Executive Officer. Under this plan, upon the prior Chief Executive Officer’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with FASB ASC 715-30 (formerly SFAS No. 87, Employers’ Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior Chief Executive Officer’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2009 the accrued benefit liability was $1.7 million. For the three years ended December 31, 2009, 2008 and 2007, we recognized current service cost of $124,000, $132,000 and $253,000, respectively. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB ASC 715-20 (formerly SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans). FASB ASC 715-20 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior Chief Executive Officer’s SERP is unfunded, the adoption of FASB ASC 715-20 did not have an effect on our consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect our operating results in future periods. We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the Chief Executive Officer’s retirement. Benefit payments to the prior Chief Executive Officer began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior Chief Executive Officer. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with FASB ASC 710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and

FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2009, 2008 and 2007, we recognized current service cost of $280,000, $311,000 and $245,000, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2009 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2009.

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

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	2009		2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$30,373	$30,373	$30,697	$30,697
2445 M Street note receivable	$7,157	$8,995	$7,331	$7,331
Interest rate hedge liability	$1,757	$1,757	$2,335	$2,335
Mortgage notes payable	$405,451	$406,982	$421,286	$408,089
Lines of credit payable	$128,000	$128,000	$67,000	$67,000
Notes payable	$688,912	$693,620	$890,679	$712,763

NOTE 10: RENTALS UNDER OPERATING LEASES

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2010	$203.9
2011	177.0
2012	150.9
2013	128.3
2014	98.7
Thereafter	177.8

$936.6

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were $0.2 million, $0.4 million and $0.3 million in 2009, 2008 and 2007, respectively. Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was $36.6 million, $30.9 million and $24.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 11: COMMITTMENTS AND CONTINGENCIES

Development Commitments

At December 31, 2009 and 2008, we had various contracts outstanding with third parties in connection with our ongoing development projects. Remaining contractual commitments for development projects at December 31, 2009 were $0.6 million.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2009, we were contingently liable under unused letters of credit in the amounts of $885,000 and $815,000, related to our assumption of mortgage debt on Dulles Business Park and West Gude, respectively, to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $536,000 related to our development projects at Clayborne Apartments and Bennett Park, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

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

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2009	2008	2007
Office	44%	42%	41%
Medical office	15%	16%	15%
Retail	14%	15%	17%
Multifamily	15%	13%	13%
Industrial/Flex	12%	14%	14%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	December 31,
	2009	2008
Office	44%	45%
Medical office	17%	16%
Retail	12%	12%
Multifamily	14%	14%
Industrial/Flex	13%	13%

The accounting policies of each of the segments are the same as those described in note 2 to the consolidated financial statements. We evaluate performance based upon operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

The following table presents revenues and net operating income for the years ended December 31, 2009, 2008 and 2007 from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$136,457	$44,911	$41,821	$46,470	$37,270	$—	$306,929
Real estate expenses	48,898	15,218	10,680	19,494	10,283	—	104,573

Net operating income	$87,559	$29,693	$31,141	$26,976	$26,987	$—	$202,356
Depreciation and amortization							(94,042)
Interest expense							(75,001)
General and administrative							(13,906)
Other income							1,205
Gain on extinguishment of debt, net							5,336
Gain from non-disposal activities							73
Income from discontinued operations							1,579
Gain on sale of real estate							13,348

Net income							40,948
Less: Net income attributable to noncontrolling interests							(203)

Net income attributable to the controlling interests							$40,745

Capital expenditures	$14,200	$6,613	$1,270	$2,287	$2,967	$351	$27,688

Total assets	$926,433	$360,220	$225,548	$240,442	$251,986	$40,596	$2,045,225

	2008
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$118,293	$43,594	$40,987	$37,858	$37,959	$—	$278,691
Real estate expenses	42,427	14,177	9,647	17,436	9,812	—	93,499

Net operating income	$75,866	$29,417	$31,340	$20,422	$28,147	$—	$185,192
Depreciation and amortization							(85,659)
Interest expense							(75,041)
General and administrative							(12,110)
Other income							1,073
Loss on extinguishment of debt, net							(5,583)
Gain from non-disposal activities							17
Income from discontinued operations							4,129
Gain on sale of real estate							15,275

Net income							27,293
Less: Net income attributable to noncontrolling interests							(211)

Net income attributable to the controlling interests							$27,082

Capital expenditures	$15,594	$6,685	$3,075	$7,129	$4,789	$642	$37,914

Total assets	$952,112	$346,725	$230,917	$264,457	$268,689	$46,507	$2,109,407

	2007
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$101,987	$37,847	$41,512	$31,364	$36,189	$—	$248,899
Real estate expenses	34,569	11,651	8,921	13,462	8,756	—	77,359

Net operating income	$67,418	$26,196	$32,591	$17,902	$27,433	$—	$171,540
Depreciation and amortization							(68,364)
Interest expense							(66,336)
General and administrative							(14,882)
Other income							1,875
Gain from non-disposal activities							1,303
Income from discontinued operations							7,510
Gain on sale of real estate							25,022

Net income							57,668
Less: Net income attributable to noncontrolling interests							(217)

Net income attributable to the controlling interests							$57,451

Capital expenditures	$25,401	$4,639	$2,757	$3,578	$4,747	$3,200	$44,322

Total assets	$771,614	$345,202	$230,851	$209,448	$289,227	$50,676	$1,897,018

NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our financial data by quarter for 2009 and 2008 (in thousands, except for per share data):

	Quarter(1) (2)
	First	Second	Third	Fourth
2009:
Real estate rental revenue	$77,194	$76,262	$75,607	$77,866
Income from continuing operations	$10,199	$6,092	$4,229	$5,501
Net income	$10,900	$13,142	$9,603	$7,303
Net income attributable to the controlling interests	$10,851	$13,090	$9,550	$7,254
Income from continuing operations per share
Basic	$0.19	$0.11	$0.07	$0.09
Diluted	$0.19	$0.11	$0.07	$0.09
Net income per share
Basic	$0.20	$0.23	$0.16	$0.12
Diluted	$0.20	$0.23	$0.16	$0.12
2008:
Real estate rental revenue	$68,489	$68,118	$69,798	$72,286
Income from continuing operations	$(4,204)	$3,532	$3,945	$4,616
Net income	$(2,667)	$20,003	$4,629	$5,328
Net income attributable to the controlling interests	$(2,724)	$19,950	$4,581	$5,275
Income from continuing operations per share
Basic	$(0.09)	$0.07	$0.08	$0.09
Diluted	$(0.09)	$0.07	$0.08	$0.09
Net income per share
Basic	$(0.06)	$0.42	$0.09	$0.10
Diluted	$(0.06)	$0.41	$0.09	$0.10

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

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

During the second quarter of 2009, we completed a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. We used the net proceeds to repay a mortgage note payable, borrowings under our unsecured lines of credit and for general corporate purposes.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of the our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. During 2009, we issued 2.0 million common shares at a weighted average price of $27.37 under this program, raising $53.8 million in net proceeds. During 2008, we issued 1.1 million common shares at a weighted average price of $36.15 under this program, raising $40.7 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. During 2009, we issued 88,460 common shares at a weighted average price of $28.34 per share, raising $2.5 million in net proceeds. During 2008, we issued 125,348 common shares at a weighted average price of $32.75 per share, raising $4.1 million in net proceeds.

NOTE 15: SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 26, 2010, the date of issuance for these consolidated financial statements and notes thereto.

SCHEDULE III

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2009
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirements) since acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2009	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$7,478,000	$420,000	$10,156,000	$10,576,000	$7,453,000	1951	Jan 1963	179,000	308	30 Years
Roosevelt Towers	Virginia	$336,000	$1,996,000	$8,685,000	$336,000	$10,681,000	$11,017,000	$5,831,000	1964	May 1965	170,000	191	40 Years
Country Club Towers	Virginia	$299,000	$2,562,000	$12,993,000	$299,000	$15,555,000	$15,854,000	$7,307,000	1965	Jul 1969	163,000	227	35 Years
Park Adams	Virginia	$287,000	$1,654,000	$8,041,000	$287,000	$9,695,000	$9,982,000	$6,009,000	1959	Jan 1969	173,000	200	35 Years
Munson Hill Towers	Virginia	$322,000	$3,337,000	$13,653,000	$322,000	$16,990,000	$17,312,000	$10,284,000	1963	Jan 1970	259,000	279	33 Years
The Ashby at McLean	Virginia	$4,356,000	$17,102,000	$12,924,000	$4,356,000	$30,026,000	$34,382,000	$13,851,000	1982	Aug 1996	252,000	256	30 Years
Walker House Apartments (a)	Maryland	$2,851,000	$7,946,000	$6,147,000	$2,851,000	$14,093,000	$16,944,000	$6,667,000	1971/03	Mar 1996	159,000	212	30 Years
Bethesda Hill Apartments (a)	Maryland	$3,900,000	$13,412,000	$11,217,000	$3,900,000	$24,629,000	$28,529,000	$9,862,000	1986	Nov 1997	226,000	195	30 Years
Bennett Park	Virginia	$2,861,000	$917,000	$78,007,000	$4,774,000	$77,011,000	$81,785,000	$8,823,000	2007	Feb 2001	268,000	224	28 Years
The Clayborne	Virginia	$269,000	0	$30,289,000	$699,000	$29,859,000	$30,558,000	$3,624,000	2008	Jun 2003	87,000	74	26 Years
The Kenmore (a)	Washington, DC	$28,222,000	$33,955,000	$324,000	$28,222,000	$34,279,000	$62,501,000	$1,708,000	1948	Sep 2008	270,000	374	30 Years

		$44,123,000	$85,559,000	$189,758,000	$46,466,000	$272,974,000	$319,440,000	$81,419,000			2,206,000	2,540

Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$13,740,000	$892,000	$17,221,000	$18,113,000	$12,026,000	1960	May 1977	97,000		28 Years
51 Monroe Street	Maryland	$840,000	$10,869,000	$20,350,000	$840,000	$31,219,000	$32,059,000	$20,323,000	1975	Aug 1979	210,000		41 Years
515 King Street	Virginia	$4,102,000	$3,931,000	$4,928,000	$4,102,000	$8,859,000	$12,961,000	$3,563,000	1966	Jul 1992	76,000		50 Years
The Lexington Building	Maryland	$1,180,000	$1,262,000	$2,097,000	$1,180,000	$3,359,000	$4,539,000	$1,597,000	1970	Nov 1993	46,000		50 Years
The Saratoga Building	Maryland	$1,464,000	$1,554,000	$2,949,000	$1,464,000	$4,503,000	$5,967,000	$2,344,000	1977	Nov 1993	58,000		50 Years
6110 Executive Boulevard	Maryland	$4,621,000	$11,926,000	$9,944,000	$4,621,000	$21,870,000	$26,491,000	$12,072,000	1971	Jan 1995	198,000		30 Years
1220 19th Street	Washington, DC	$7,803,000	$11,366,000	$4,168,000	$7,802,000	$15,535,000	$23,337,000	$7,636,000	1976	Nov 1995	102,000		30 Years
1600 Wilson Boulevard	Virginia	$6,661,000	$16,742,000	$11,191,000	$6,661,000	$27,933,000	$34,594,000	$10,862,000	1973	Oct 1997	166,000		30 Years
7900 Westpark Drive	Virginia	$12,049,000	$71,825,000	$30,546,000	$12,049,000	$102,371,000	$114,420,000	$41,644,000	1972/’86/’99	Nov 1997	523,000		30 Years
600 Jefferson Plaza	Maryland	$2,296,000	$12,188,000	$4,328,000	$2,296,000	$16,516,000	$18,812,000	$6,014,000	1985	May 1999	112,000		30 Years
1700 Research Boulevard	Maryland	$1,847,000	$11,105,000	$3,107,000	$1,847,000	$14,212,000	$16,059,000	$5,894,000	1982	May 1999	101,000		30 Years
Parklawn Plaza	Maryland	$714,000	$4,053,000	$1,054,000	$714,000	$5,107,000	$5,821,000	$1,939,000	1986	Nov 1999	40,000		30 Years
Wayne Plaza	Maryland	$1,564,000	$6,243,000	$7,658,000	$1,564,000	$13,901,000	$15,465,000	$4,227,000	1970	May 2000	91,000		30 Years
Courthouse Square	Virginia	0	$17,096,000	$3,664,000	0	$20,760,000	$20,760,000	$7,284,000	1979	Oct 2000	113,000		30 Years
One Central Plaza	Maryland	$5,480,000	$39,107,000	$12,186,000	$5,480,000	$51,293,000	$56,773,000	$16,299,000	1974	Apr 2001	267,000		30 Years
Atrium Building	Maryland	$3,182,000	$11,281,000	$2,257,000	$3,182,000	$13,538,000	$16,720,000	$4,628,000	1980	July 2002	80,000		30 Years
1776 G Street	Washington, DC	$31,500,000	$54,327,000	$1,934,000	$31,500,000	$56,261,000	$87,761,000	$14,601,000	1979	Aug 2003	263,000		30 Years
Albermarle Point	Virginia	$1,326,000	$18,211,000	$1,240,000	$1,326,000	$19,451,000	$20,777,000	$3,380,000	2001/03/’05	July 2005	89,000		30 Years
Dulles Station I	Virginia	$9,467,000	$1,225,000	$42,586,000	$9,467,000	$43,811,000	$53,278,000	$3,260,000	2007	Dec 2005	180,000		30 Years
Dulles Station II (f)	Virginia	$15,001,000	$494,000	$3,586,000	$15,001,000	$4,080,000	$19,081,000	0	n/a	Dec 2005	0		n/a
West Gude (a)	Maryland	$11,580,000	$43,240,000	$4,563,000	$11,580,000	$47,803,000	$59,383,000	$6,947,000	1984/86/88	Aug 2006	276,000		30 Years
The Crescent (a)	Maryland	$2,060,000	$9,451,000	$1,302,000	$2,061,000	$10,752,000	$12,813,000	$1,336,000	1989	Aug 2006	49,000		30 Years
The Ridges (a)	Maryland	$4,058,000	$19,207,000	$905,000	$4,058,000	$20,112,000	$24,170,000	$2,589,000	1990	Aug 2006	104,000		30 Years
6565 Arlington Boulevard	Virginia	$5,584,000	$23,195,000	$2,094,000	$5,584,000	$25,289,000	$30,873,000	$3,680,000	1967	Aug 2006	140,000		30 Years
Monument II	Virginia	$10,244,000	$65,205,000	$952,000	$10,244,000	$66,157,000	$76,401,000	$7,510,000	2000	Mar 2007	205,000		30 Years
Woodholme Center	Maryland	$2,194,000	$16,711,000	$1,044,000	$2,194,000	$17,755,000	$19,949,000	$1,746,000	1989	Jun 2007	73,000		30 Years
2000 M Street	Washington, DC	0	$61,101,000	$2,072,000	0	$63,173,000	$63,173,000	$5,407,000	1971	Dec 2007	227,000		30 Years
2445 M Street (a)	Washington, DC	$46,887,000	$106,743,000	$200,000	$46,887,000	$106,943,000	$153,830,000	$4,446,000	1986	Dec 2008	290,000		30 Years

		$194,596,000	$653,139,000	$196,645,000	$194,596,000	$849,784,000	$1,044,380,000	$213,254,000			4,176,000

Schedule III (continued)

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2009
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirements) since acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2009	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$3,441,000	$2,563,000	$15,901,000	$18,464,000	$5,833,000	1984	Nov 1998	71,000		30 Years
Woodburn Medical Park II	Virginia	$2,632,000	$17,574,000	$3,822,000	$2,632,000	$21,396,000	$24,028,000	$7,308,000	1988	Nov 1998	96,000		30 Years
8501 Arlington Boulevard (a)	Virginia	$2,071,000	$26,317,000	$336,000	$2,071,000	$26,653,000	$28,724,000	$6,067,000	2000	Oct 2003	92,000		30 Years
8503 Arlington Boulevard (a)	Virginia	$1,598,000	$25,850,000	$174,000	$1,598,000	$26,024,000	$27,622,000	$5,851,000	2001	Oct 2003	88,000		30 Years
8505 Arlington Boulevard (a)	Virginia	$2,819,000	$19,680,000	$574,000	$2,819,000	$20,254,000	$23,073,000	$4,479,000	2002	Oct 2003	75,000		30 Years
Shady Grove Medical II (a)	Maryland	$1,995,000	$16,601,000	$198,000	$1,995,000	$16,799,000	$18,794,000	$3,211,000	1999	Aug 2004	66,000		30 Years
8301 Arlington Boulevard	Virginia	$1,251,000	$6,589,000	$1,043,000	$1,251,000	$7,632,000	$8,883,000	$1,566,000	1965	Oct 2004	49,000		30 Years
Alexandria Professional Center	Virginia	$6,783,000	$19,676,000	$2,979,000	$6,783,000	$22,655,000	$29,438,000	$2,950,000	1968	Apr 2006	113,000		30 Years
9707 Medical Center Drive (a)	Maryland	$3,069,000	$11,777,000	$589,000	$3,069,000	$12,366,000	$15,435,000	$1,839,000	1994	Apr 2006	38,000		30 Years
15001 Shady Grove Road	Maryland	$4,094,000	$16,410,000	$1,549,000	$4,094,000	$17,959,000	$22,053,000	$2,466,000	1999	Apr 2006	51,000		30 Years
15005 Shady Grove Road (a)	Maryland	$4,186,000	$17,548,000	$129,000	$4,186,000	$17,677,000	$21,863,000	$2,259,000	2002	Jul 2006	52,000		30 Years
Plumtree Medical Center (a)	Maryland	$1,723,000	$5,749,000	$862,000	$1,723,000	$6,611,000	$8,334,000	$927,000	1991	Jun 2006	33,000		30 Years
2440 M Street	Washington, DC	$12,500,000	$37,321,000	$3,452,000	$12,500,000	$40,773,000	$53,273,000	$4,733,000	1986/06	Mar 2007	110,000		30 Years
Woodholme Medical Center (a)	Maryland	$3,744,000	$24,587,000	$1,071,000	$3,744,000	$25,658,000	$29,402,000	$2,757,000	1996	Jun 2007	125,000		30 Years
Ashburn Farm Professional Cntr (a)	Virginia	$3,770,000	$19,200,000	$664,000	$3,770,000	$19,864,000	$23,634,000	$1,994,000	1998/00/02	Jun 2007	75,000		30 Years
CentreMed I & II	Virginia	$2,062,000	$12,506,000	$468,000	$2,062,000	$12,974,000	$15,036,000	$1,201,000	1998	Aug 2007	52,000		30 Years
4661 Kenmore Avenue (f)	Virginia	$3,764,000	0	$1,389,000	$5,153,000	0	$5,153,000	0	n/a	Aug 2007	0		n/a
Sterling Medical Office Bldg	Virginia	$970,000	$5,274,000	$376,000	$970,000	$5,650,000	$6,620,000	$464,000	1986	May 2008	36,000		30 Years
Lansdowne MOB	Virginia	$1,308,000	$18,778,000	$42,000	$1,308,000	$18,820,000	$20,128,000	$231,000	2009	Aug 2009	87,000		30 Years

		$62,902,000	$313,897,000	$23,158,000	$64,291,000	$335,666,000	$399,957,000	$56,136,000			1,309,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$96,000	$415,000	$1,180,000	$1,595,000	$1,090,000	1962	Jul 1963	51,000		50 Years
Westminster	Maryland	$519,000	$1,775,000	$9,429,000	$519,000	$11,204,000	$11,723,000	$5,035,000	1969	Sep 1972	151,000		37 Years
Concord Centre	Virginia	$413,000	$850,000	$3,297,000	$413,000	$4,147,000	$4,560,000	$2,672,000	1960	Dec 1973	76,000		33 Years
Wheaton Park	Maryland	$796,000	$857,000	$4,066,000	$796,000	$4,923,000	$5,719,000	$2,727,000	1967	Sep 1977	72,000		50 Years
Bradlee	Virginia	$4,152,000	$5,383,000	$7,879,000	$4,152,000	$13,262,000	$17,414,000	$7,956,000	1955	Dec 1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	$1,549,000	$4,304,000	$4,198,000	$1,549,000	$8,502,000	$10,051,000	$4,731,000	1975	Sep 1985	49,000		50 Years
Montgomery Village Center	Maryland	$11,625,000	$9,105,000	$2,704,000	$11,625,000	$11,809,000	$23,434,000	$4,193,000	1969	Dec 1992	198,000		50 Years
Shoppes of Foxchase	Virginia	$5,838,000	$2,979,000	$12,884,000	$5,838,000	$15,863,000	$21,701,000	$3,080,000	1960	Jun 1994	134,000		50 Years
Frederick County Square	Maryland	$6,561,000	$6,830,000	$2,473,000	$6,561,000	$9,303,000	$15,864,000	$4,832,000	1973	Aug 1995	227,000		30 Years
800 S. Washington Street	Virginia	$2,904,000	$5,489,000	$5,448,000	$2,904,000	$10,937,000	$13,841,000	$2,339,000	1951/’55/’59/’90	Jun 1998	44,000		30 Years
Centre at Hagerstown	Maryland	$13,029,000	$25,415,000	$440,000	$13,029,000	$25,855,000	$38,884,000	$6,898,000	2000	Jun 2002	332,000		30 Years
Frederick Crossing (a)	Maryland	$12,759,000	$35,477,000	$559,000	$12,759,000	$36,036,000	$48,795,000	$6,344,000	1999-2003	Mar 2005	295,000		30 Years
Randolph Shopping Center	Maryland	$4,928,000	$13,025,000	$595,000	$4,928,000	$13,620,000	$18,548,000	$1,872,000	1972	May 2006	82,000		30 Years
Montrose Shopping Center	Maryland	$11,612,000	$22,410,000	$2,152,000	$11,612,000	$24,562,000	$36,174,000	$3,220,000	1970	May 2006	143,000		30 Years

		$77,100,000	$134,983,000	$56,220,000	$77,100,000	$191,203,000	$268,303,000	$56,989,000			2,022,000

Schedule III (continued)

		Initial Cost (b)			Gross Amounts at Which Carried at December 31, 2009
Properties	Location	Land	Buildings and Improvements	Net Improvements (Retirements) since acquisition	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation at December 31, 2009	Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Industrial Properties
Fullerton Business Center	Virginia	$950,000	$3,317,000	$1,295,000	$950,000	$4,612,000	$5,562,000	$2,388,000	1980	Sep 1985	104,000		50 Years
Charleston Busines Center	Maryland	$2,045,000	$2,091,000	$779,000	$2,045,000	$2,870,000	$4,915,000	$1,075,000	1973	Nov 1993	85,000		50 Years
The Alban Business Center	Virginia	$878,000	$3,298,000	$796,000	$878,000	$4,094,000	$4,972,000	$1,940,000	1981/’82	Oct 1996	87,000		30 Years
Ammendale Technology Park I	Maryland	$1,335,000	$6,466,000	$2,679,000	$1,335,000	$9,145,000	$10,480,000	$4,036,000	1985	Feb 1997	167,000		30 Years
Ammendale Technology Park II	Maryland	$862,000	$4,996,000	$2,022,000	$862,000	$7,018,000	$7,880,000	$3,124,000	1986	Feb 1997	107,000		30 Years
Pickett Industrial Park	Virginia	$3,300,000	$4,920,000	$1,955,000	$3,300,000	$6,875,000	$10,175,000	$2,937,000	1973	Oct 1997	246,000		30 Years
Northern Virginia Ind. Park	Virginia	$4,971,000	$25,670,000	$10,914,000	$4,971,000	$36,584,000	$41,555,000	$16,392,000	1968/91	May 1998	787,000		30 Years
8900 Telegraph Road	Virginia	$372,000	$1,489,000	$179,000	$372,000	$1,668,000	$2,040,000	$713,000	1985	Sep 1998	32,000		30 Years
Dulles South IV	Virginia	$913,000	$5,997,000	$1,460,000	$913,000	$7,457,000	$8,370,000	$2,457,000	1988	Jan 1999	83,000		30 Years
Sully Square	Virginia	$1,052,000	$6,506,000	$1,345,000	$1,052,000	$7,851,000	$8,903,000	$2,669,000	1986	Apr 1999	95,000		30 Years
Amvax	Maryland	$246,000	$1,987,000	$18,000	$246,000	$2,005,000	$2,251,000	$684,000	1986	Sep 1999	31,000		30 Years
Fullerton Industrial Center	Virginia	$2,465,000	$8,397,000	$663,000	$2,464,000	$9,061,000	$11,525,000	$2,225,000	1980/82	Jan 2003	137,000		30 Years
8880 Gorman Road	Maryland	$1,771,000	$9,230,000	$322,000	$1,771,000	$9,552,000	$11,323,000	$1,892,000	2000	Mar 2004	141,000		30 Years
Dulles Business Park (a)	Virginia	$6,085,000	$50,504,000	$2,413,000	$6,084,000	$52,918,000	$59,002,000	$10,850,000	1999/04/05	Dec 04/Apr 05	324,000		30 Years
Albemarle Point Place	Virginia	$6,159,000	$40,154,000	$315,000	$6,159,000	$40,469,000	$46,628,000	$6,775,000	2001/03/05	Jul 2005	207,000		30 Years
Hampton	Maryland	$7,048,000	$16,223,000	$779,000	$7,048,000	$17,002,000	$24,050,000	$2,816,000	1989/05	Feb 2006	302,000		30 Years
9950 Business Parkway	Maryland	$2,035,000	$9,236,000	$278,000	$2,035,000	$9,514,000	$11,549,000	$1,438,000	2005	May 2006	102,000		30 Years
270 Technology Park	Maryland	$4,704,000	$21,115,000	$815,000	$4,704,000	$21,930,000	$26,634,000	$2,570,000	1986/87	Feb 2007	157,000		30 Years
6100 Columbia Park Drive	Maryland	$4,724,000	$5,519,000	$1,324,000	$4,724,000	$6,843,000	$11,567,000	$466,000	1969	Feb 2008	150,000		30 Years

		$51,915,000	$227,115,000	$30,351,000	$51,913,000	$257,468,000	$309,381,000	$67,447,000			3,344,000

Total		$430,636,000	$1,414,693,000	$496,132,000	$434,366,000	$1,907,095,000	$2,341,461,000	$475,245,000			13,057,000	2,540

Notes

a)	At December 31, 2009, our properties were encumbered by non-recourse mortgage amounts as follows: $32,170,000 on West Gude Drive, $21,888,000 on The Ridges and The Crescent, $93,084,000 on 2445 M Street, $44,975,000 on Prosperity Medical Center, $9,688,000 on Shady Grove Medical Village, $5,121,000 on 9707 Medical Center Drive, $8,313,000 on 15005 Shady Grove Road, $4,601,000 on Plum Tree Medical Center, $20,599,000 on Woodholme Medical Center, $5,073,000 on Ashburn Farm Office Park II, $22,798,000 on Frederick Crossing, $35,399,000 on 3801 Connecticut Avenue, $16,531,000 on Walker House, $29,099,000 on Bethesda Hill, $18,969,000 on Dulles Business Park and $37,143,000 on The Kenmore.

b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c)	At December 31, 2009, total land, buildings and improvements are carried at $2,507,428,000 for federal income tax purposes.

d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e)	Residential properties are presented in gross square feet.

f)	As of December 31, 2009, WRIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station Phase II). WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future medical office development. Additionally, WRIT had investments in various smaller development or redevelopment projects. The total land value not yet placed in service of our development projects at December 31, 2009 was $20.2 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007:

(In Thousands)	2009	2008	2007
Real estate assets
Balance, beginning of period	$2,326,646	$2,093,268	$1,716,457
Additions - property acquisitions*	20,086	219,380	313,355
- improvements*	30,399	45,105	106,805
Deductions - write-off of disposed assets	(2,451)	(1,004)	(454)
Deductions - property sales	(33,219)	(30,103)	(42,895)

Balance, end of period	$2,341,461	$2,326,646	$2,093,268

Accumulated depreciation
Balance, beginning of period	$406,241	$338,468	$290,003
Additions - depreciation	82,022	75,254	62,274
Deductions - write-off of disposed assets	(2,451)	(1,004)	(454)
Deductions - property sales	(10,567)	(6,477)	(13,355)

Balance, end of period	$475,245	$406,241	$338,468

*	Includes non-cash accruals for capital items and assumed mortgages.