Form 10-K/A
period 2009-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2010-03-12
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Amendment No. 1 to the Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended 10-K”) of Washington Real Estate Investment Trust (“we” or “WRIT”) amends our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010 (“Original 10-K”). This Amended 10-K does not reflect a change in our results of operations or financial position as reported in the Original 10-K. Instead, this Amended 10-K is filed solely to correct a typographical error that resulted in the independent registered public accounting firm’s report included in Part II, Item 8 excluding the following words from the third paragraph of the financial statement opinion. “Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.” This Amended 10-K corrects the audit report to properly include these words at the end of the third paragraph of the financial statement opinion. Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 8, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, Item 8, the signature page, and the consent and certifications required to be filed as exhibits under Item 15 to this Amended 10-K.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data begin on the following page.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007:

(In Thousands)	2009	2008	2007
Real estate assets
Balance, beginning of period	$2,326,646	$2,093,268	$1,716,457
Additions - property acquisitions*	20,086	219,380	313,355
- improvements*	30,399	45,105	106,805
Deductions - write-off of disposed assets	(2,451)	(1,004)	(454)
Deductions - property sales	(33,219)	(30,103)	(42,895)

Balance, end of period	$2,341,461	$2,326,646	$2,093,268

Accumulated depreciation
Balance, beginning of period	$406,241	$338,468	$290,003
Additions - depreciation	82,022	75,254	62,274
Deductions - write-off of disposed assets	(2,451)	(1,004)	(454)
Deductions - property sales	(10,567)	(6,477)	(13,355)

Balance, end of period	$475,245	$406,241	$338,468

*	Includes non-cash accruals for capital items and assumed mortgages.

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Exhibits:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm					X

31a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31b	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31c	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Account and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

Date: March 12, 2010	By:	/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edmund B. Cronin, Jr.* Edmund B. Cronin, Jr.	Chairman, Trustee	March 12, 2010

/s/ George F. McKenzie George F. McKenzie	President, Chief Executive Officer and Trustee	March 12, 2010

/s/ John M. Derrick, Jr.* John M. Derrick, Jr.	Trustee	March 12, 2010

/s/ John P. McDaniel* John P. McDaniel	Trustee	March 12, 2010

/s/ Charles T. Nason* Charles T. Nason	Trustee	March 12, 2010

/s/ Edward S. Civera* Edward S. Civera	Trustee	March 12, 2010

/s/ Thomas Edgie Russell, III* Thomas Edgie Russell, III	Trustee	March 12, 2010

/s/ Terence C. Golden* Terence C. Golden	Trustee	March 12, 2010

/s/ Wendelin A. White* Wendelin A. White	Trustee	March 12, 2010

/s/ Laura M. Franklin Laura M. Franklin	Executive Vice President Accounting, Administration and Corporate Secretary	March 12, 2010

/s/ William T. Camp William T. Camp	Executive Vice President and Chief Financial Officer	March 12, 2010

*By:	/s/ Laura M Franklin through power of attorney
Laura M Franklin