Form 10-Q
period 2010-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2010-05-05
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

As of May 4, 2010, 60,747,425 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2009 included in WRIT’s 2009 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31, 2010	December 31, 2009(1)
Assets
Land	$408,779	$408,779
Income producing property	1,889,281	1,886,408

	2,298,060	2,295,187
Accumulated depreciation and amortization	(488,387)	(468,291)

Net income producing property	1,809,673	1,826,896
Development in progress	25,561	25,031

Total real estate held for investment, net	1,835,234	1,851,927
Investment in real estate sold or held for sale, net	14,212	14,289
Cash and cash equivalents	10,758	11,203
Restricted cash	20,465	19,170
Rents and other receivables, net of allowance for doubtful accounts of $7,155 and $6,433, respectively	52,686	50,441
Prepaid expenses and other assets	93,020	97,605
Other assets related to properties sold or held for sale	601	590

Total assets	$2,026,976	$2,045,225

Liabilities
Notes payable	$688,358	$688,912
Mortgage notes payable	404,518	405,451
Lines of credit	110,000	128,000
Accounts payable and other liabilities	53,628	52,580
Advance rents	9,963	11,103
Tenant security deposits	9,736	9,668
Other liabilities related to properties sold or held for sale	502	448

Total liabilities	1,276,705	1,296,162

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 60,545 and 59,811 shares issued and outstanding, respectively	607	599
Additional paid in capital	966,952	944,825
Distributions in excess of net income	(219,094)	(198,412)
Accumulated other comprehensive income (loss)	(2,004)	(1,757)

Total shareholders’ equity	746,461	745,255
Noncontrolling interests in subsidiaries	3,810	3,808

Total equity	750,271	749,063

Total liabilities and shareholders’ equity	$2,026,976	$2,045,225

(1)	As adjusted (see note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenue
Real estate rental revenue	$76,446	$76,580
Expenses
Real estate expenses	27,401	26,896
Depreciation and amortization	23,512	22,958
General and administrative	3,838	3,182

	54,751	53,036

Real estate operating income	21,695	23,544

Other income (expense)
Interest expense	(17,065)	(19,681)
Other income	289	320
Gain (loss) on extinguishment of debt, net	(42)	5,845

	(16,818)	(13,516)

Income from continuing operations	4,877	10,028

Discontinued operations:
Income from operations of properties held for sale	388	872

Net income	5,265	10,900
Less: Net income attributable to noncontrolling interests in subsidiaries	(49)	(49)

Net income attributable to the controlling interests	$5,216	$10,851

Basic net income attributable to the controlling interests per share
Continuing operations	$0.08	$0.19
Discontinued operations, including gain on sale of real estate	0.01	0.01

Net income attributable to the controlling interests per share	$0.09	$0.20

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.08	$0.19
Discontinued operations, including gain on sale of real estate	0.01	0.01

Net income attributable to the controlling interests per share	$0.09	$0.20

Weighted average shares outstanding – basic	59,898	52,914

Weighted average shares outstanding – diluted	60,001	52,915

Dividends declared and paid per share	$0.4325	$0.4325

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity

Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	5,216	—	5,216	—	5,216
Net income attributable to noncontrolling interests	—	—	—	—	—	—	49	49
Change in fair value of interest rate hedge	—	—	—		(247)	(247)	—	(247)

Total comprehensive income	—	—	—	—	—	4,969	49	5,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)
Dividends	—	—	—	(25,898)	—	(25,898)	—	(25,898)
Equity offerings, net of issuance costs	534	5	15,750	—	—	15,755	—	15,755
Shares issued under Dividend Reinvestment Program	42	1	1,279	—	—	1,280	—	1,280
Share options exercised	157	2	3,781	—	—	3,783	—	3,783
Share grants, net of share grant amortization and forfeitures	1	—	1,317	—	—	1,317	—	1,317

Balance, March 31, 2010	60,545	$607	$966,952	$(219,094)	$(2,004)	$746,461	$3,810	$750,271

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$5,265	$10,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in discontinued operations	23,608	23,302
Provision for losses on accounts receivable	1,569	1,759
Amortization of share grants, net	1,413	577
Amortization of debt premiums, discounts and related financing costs	1,497	2,043
Loss (gain) on extinguishment of debt, net	42	(5,845)
Changes in operating other assets	(4,316)	(999)
Changes in operating other liabilities	(52)	2,256

Net cash provided by operating activities	29,026	33,993

Cash flows from investing activities
Capital improvements to real estate	(3,466)	(4,447)
Development in progress	(485)	(603)
Non-real estate capital improvements	(61)	(74)

Net cash used in investing activities	(4,012)	(5,124)

Cash flows from financing activities
Line of credit borrowings	—	24,000
Line of credit repayments	(18,000)	(43,000)
Dividends paid	(25,898)	(23,087)
Distributions to noncontrolling interests	(47)	(49)
Proceeds from dividend reinvestment program	1,280	—
Proceeds from mortgage notes payable	—	37,500
Principal payments – mortgage notes payable	(1,108)	(875)
Financing costs	—	(237)
Net proceeds from equity offerings	15,755	14,632
Notes payable repayments, including penalties for early extinguishment	(1,224)	(39,942)
Net proceeds from exercise of share options	3,783	—

Net cash used in financing activities	(25,459)	(31,058)

Net decrease in cash and cash equivalents	(445)	(2,189)
Cash and cash equivalents at beginning of year	11,203	11,874

Cash and cash equivalents at end of period	$10,758	$9,685

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$15,017	$17,842

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $5.2 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate. There were no income tax provisions or material deferred income tax items for our TRS for the quarters ended March 31, 2010 and 2009.

NOTE 2: ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Within these notes to the financial statements, we refer to the three months ended March 31, 2010 and March 31, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively.

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value (“ASU 2010-06”), which requires new disclosures about fair value measurements. Specifically, a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, the reconciliation for Level 3 fair value measurements should present separately information about purchases, sales, issuances and settlements. To date, we have not had any transfers in and out of Level 1 and Level 2 fair value measurements, nor do we have any Level 3 fair value measurements. Therefore, ASU 2010-06 did not have any impact on the fair value disclosures included in our consolidated financial statements.

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

We include notes receivable balances of $8.6 million and $8.5 million as of March 31, 2010 and December 31, 2009, respectively, in our accounts receivable balances.

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

Net income attributable to noncontrolling interests was $49,500 and $48,900 for the 2010 and 2009 Quarters, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income attributable to the controlling interests from continuing operations was $4.8 million and $10.0 million for the 2010 and 2009 Quarters, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the 2010 and 2009 Quarters, and are not included in our earnings per share calculations.

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of March 31, 2010 and December 31, 2009, deferred financing costs of $17.3 million and $18.1 million, respectively, net of accumulated amortization of $10.1 million and $10.3 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $0.7 million and $0.9 million for the 2010 and 2009 Quarters, respectively.

Deferred Leasing Costs

We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. As of March 31, 2010 and December 31, 2009, we included deferred leasing costs of $34.4 million and $32.9 million, respectively, net of accumulated amortization of $12.6 million and $11.6 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $1.4 million and $1.1 million for the 2010 and 2009 Quarters, respectively.

We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. As of March 31, 2010 and December 31, 2009, we included deferred leasing incentives of $12.4 million and $12.2 million, respectively, net of accumulated amortization of $1.9 million and $1.6 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing incentives included as a reduction of revenue for properties classified as continuing operations totaled $0.3 million for each of the 2010 and 2009 Quarters.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the 2010 and 2009 Quarters was $19.1 million and $18.5 million, respectively. We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million in each of the 2010 and 2009 Quarters. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. We did not recognize any property impairments during the 2010 and 2009 Quarters.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of March 31, 2010 and December 31, 2009.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31, 2010			December 31,2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$39.6	$21.9	$17.7	$39.8	$20.8	$19.0
Leasing commissions/absorption costs	$49.3	$24.2	$25.1	$49.6	$22.7	$26.9
Net lease intangible assets	$9.7	$6.7	$3.0	$9.7	$6.4	$3.3
Net lease intangible liabilities	$31.9	$15.6	$16.3	$32.2	$14.7	$17.5
Below-market ground lease intangible asset	$12.1	$0.4	$11.7	$12.1	$0.4	$11.7

Amortization of these components combined was $2.1 million and $2.5 million for the 2010 and 2009 Quarters, respectively. Amortization of these components combined for the remaining nine months of 2010 and the subsequent four years is projected to be $6.5 million, $6.0 million, $3.9 million, $3.6 million and $3.5 million, respectively. No value had been assigned to customer relationship value at March 31, 2010 and December 31, 2009.

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

We present revenues and expenses of properties that are either sold or classified as held for sale as discontinued operations for all periods presented in the consolidated statements of income. We include in discontinued operations interest on debt that can be identified as specifically attributed to these properties. We do not have significant continuing involvement in the operations of any of our disposed properties.

Cash and Cash Equivalents

Cash and cash equivalents include investments readily convertible to known amounts of cash with original maturities of 90 days or less.

Restricted Cash

Restricted cash at March 31, 2010 and December 31, 2009 consisted of $20.5 million and $19.2 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at March 31, 2010 and December 31, 2009 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31, 2010				December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.3	$—	$1.3	$—	$1.1	$—	$1.1	$—
Liabilities:
Derivatives	$2.0	$—	$2.0	$—	$1.8	$—	$1.8	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualified as a cash flow hedge. This interest rate swap expired in February 2010. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2010 and 2009 Quarters, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31, 2010	December 31, 2009
	Fair Value	Fair Value
Accounts payable and other liabilities	$2.0	$1.8

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended March 31,
	2010	2009
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$(0.2)	$0.4

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

We recognize compensation expense for time-based share units ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for restricted performance-based share units at fair value at the grant date as payouts are probable, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and a vesting has occurred. We amortize such performance-based share units to expense over the performance period. However, we measure compensation expense for performance-based share units with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the 2010 and 2009 Quarters.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended March 31, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$4,877	59,898	$0.08
Less: Net income attributable to noncontrolling interests	(49)	59,898	—
Allocation of undistributed earnings to unvested restricted share awards and units	(28)	59,898	—

Adjusted income from continuing operations attributable to the controlling interests	4,800	59,898	0.08

Income from discontinued operations	388	59,898	0.01

Adjusted net income attributable to the controlling interests	5,188	59,898	0.09
Effect of dilutive securities:
Employee stock options and performance share units	—	103
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	4,800	60,001	0.08
Income from discontinued operations, including gain on sale of real estate	388	60,001	0.01

Adjusted net income attributable to the controlling interests	$5,188	60,001	$0.09

	Quarter Ended March 31, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$10,028	52,914	$0.19
Less: Net income attributable to noncontrolling interests	(49)	52,914	—
Allocation of undistributed earnings to unvested restricted share awards and units	(127)	52,914	—

Adjusted income from continuing operations attributable to the controlling interests	9,852	52,914	0.19

Income from discontinued operations, including gain on sale of real estate	872	52,914	0.01

Adjusted net income attributable to the controlling interests	10,724	52,914	0.20
Effect of dilutive securities:
Employee stock options and performance share units	—	1
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	9,852	52,915	0.19
Income from discontinued operations, including gain on sale of real estate	872	52,915	0.01

Adjusted net income attributable to the controlling interests	$10,724	52,915	$0.20

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

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $2.0 million and $1.8 million as of March 31, 2010 and December 31, 2009, respectively, to account for the changes in valuation of the interest rate swaps.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	March 31, 2010	December 31, 2009
Office	$1,010,790	$1,008,610
Medical office	395,510	394,804
Retail	267,850	267,932
Multifamily	319,565	319,375
Industrial/flex	304,345	304,466

	$2,298,060	$2,295,187

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development. In the office segment, Dulles Station, Phase II remains in development. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development as of March 31, 2010 and December 31, 2009 is illustrated below (in thousands):

	March 31, 2010	December 31, 2009
Office	$19,823	$19,442
Medical office	5,226	5,153
Retail	451	371
Multifamily	61	65
Industrial/flex	—	—

	$25,561	$25,031

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include general purpose office, medical office, retail, multifamily and industrial. All segments are affected by external economic factors, such as inflation, consumer confidence, and unemployment rates, as well as changing tenant and consumer requirements. Because the properties are located in the Washington metro region, we are subject to a concentration of credit risk related to these properties.

As of March 31, 2010, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

We did not acquire any properties during the 2010 Quarter.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We have four properties classified as held for sale at March 31, 2010 and December 31, 2009, as follows (in thousands):

	March 31, 2010	December 31, 2009
Office property	$16,340	$16,327
Industrial/Flex properties	4,915	4,915

Total	$21,255	$21,242
Less accumulated depreciation	(7,043)	(6,953)

	$14,212	$14,289

Properties we sold or classified as held for sale during the 2009 and the first quarter of 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)

May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400
	Parklawn Plaza	Office	40,000	Held for sale
	Lexington Building	Office	46,000	Held for sale
	Saratoga Building	Office	58,000	Held for sale
	Charleston Business Center	Industrial	85,000	Held for sale

		Total	685,000	$38,000

During the 2010 Quarter we committed to, and actively embarked upon, a plan to collectively sell Parklawn Plaza, the Lexington Building, the Saratoga Building and Charleston Business Center (collectively, the “Parklawn Portfolio”). We expect to complete a sale for the Parklawn Portfolio within one year under terms usual and customary for such sales, and we are not aware of indications that the plan will be significantly altered or abandoned. We have discontinued depreciation on these properties, but we continue to recognize operating revenues and expenses on the Parklawn Portfolio until the date of sale. We treat revenues and expenses of properties classified as held for sale as discontinued operations for all periods presented in the consolidated statements of income.

We had previously determined that Charleston Business Center met the criteria necessary for classification as held for sale as of March 31, 2009. Due to the withdrawal of a potential buyer and generally weak market for commercial real estate sales, we were unable to sell Charleston Business Center within one year of classifying it as held for sale. In response to these market conditions, we decided during the 2010 Quarter to market this property as part of the Parklawn Portfolio (see preceding paragraph). With this new marketing strategy, we expect Charleston Business Center to be sold within one year, and therefore continue to classify this property as held for sale.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended March 31,
	2010	2009
Revenues	$894	$2,208
Property expenses	(410)	(992)
Depreciation and amortization	(96)	(344)

	$388	$872

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended March 31,
Property	Segment	2010	2009
Avondale	Multifamily	$—	$312
Tech 100 Industrial Park	Industrial	—	122
Brandywine Center	Office	—	43
Crossroads Distribution Center	Industrial	—	119
Charleston Business Center	Industrial	194	105
Parklawn Plaza	Office	72	53
Lexington Building	Office	19	4
Saratoga Building	Office	103	114

		$388	$872

NOTE 4: MORTAGE NOTES PAYABLE

	(in thousands)
	March 31, 2010	December 31, 2009
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	44,759	44,975

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,608	9,688

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	18,806	18,969

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	22,663	22,798

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,080	5,121

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,578	4,601

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,271	8,313

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	31,997	32,170

On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82%** per annum. Principal and interest are payable monthly until August 11, 2033** at which time all unpaid principal and interest are payable in full. The note may be repaid without penalty on August 11, 2010.	21,782	21,888

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,519	20,599

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	5,016	5,073

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029

On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	93,398	93,084

On February 2, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	37,012	37,143

	$404,518	$405,451

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.
**	If the loan is not repaid on August 11, 2010, from and after August 11, 2010, the interest rate adjusts to one of the following rates: (i) the greater of (A) 10.82% or (B) the Treasury Rate (determined as of August 11, 2010, and defined as the yield calculated using linear interpolation approximating the period from August 11, 2010 to August 11, 2033 on the basis of Federal Reserve Stat. Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities) plus 5%; or (ii) if the Note is an asset of an entity formed for purposes of securitization and pursuant thereto securities rated by a rating agency have been issued, then the rate will equal: the greater of (A) 7.82% or (B) the Treasury Rate plus 2%. Due to the high probability that the mortgage will be paid off on August 11, 2010, that date is reflected in the future maturities schedule.

Total carrying amount of the above mortgaged properties was $645.3 million and $645.2 million at March 31, 2010 and December 31, 2009, respectively. Scheduled principal payments during the remaining nine months of 2010 and the remaining years subsequent to December 31, 2010 are as follows (in thousands):

Principal Payments
2010	$24,876
2011	13,349
2012	21,362
2013	106,630
2014	1,516
Thereafter	244,019

411,752
Net discounts/premiums	(7,234)

Total	$404,518

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2010, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $10.0 million outstanding as of March 31, 2010 related to Credit Facility No. 1, and $0.9 million in letters of credit issued, with $64.1 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. We had $28.0 million outstanding under this facility at December 31, 2009. During the 2010 Quarter, we repaid $18.0 million using cash from operations and proceeds from the equity issued under our sales agency financing agreement.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011. Interest only payments are due and payable generally on a monthly basis. For the 2010 Quarter, we recognized interest expense (excluding facility fees) of $34,400, respectively, representing an average interest rate of 0.66%. We had no borrowings outstanding during the 2009 Quarter.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. We incurred facility fees of $28,100 for each of the 2010 and 2009 Quarters.

Credit Facility No. 2

We had $100.0 million outstanding as of March 31, 2010 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $161.1 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. $100.0 million was outstanding under this facility at December 31, 2009. We did not execute any borrowings or repayments during the 2010 Quarter.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. However, the interest rate on the $100.0 million in borrowings used to prepay the $100.0 million term loan during the fourth quarter of 2009 is effectively fixed by interest rate swaps. An interest rate swap fixed the interest rate at 3.375% (2.95% plus the 42.5 basis point spread) through February 19, 2010. A forward interest rate swap became effective on February 20, 2010, reducing the effective interest rate to 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010. Interest only payments are due and payable generally on a monthly basis. For the 2010 and 2009 Quarters, we recognized interest expense (excluding facility fees) of $0.7 million and $0.1 million, representing an average interest rate of 2.90% and 0.92%, respectively.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. We incurred facility fees of $0.1 million for each of the 2010 and 2009 Quarters.

Credit Facilities No. 1 and No. 2 contain certain financial and non-financial covenants, all of which have been met as of March 31, 2010.

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

We recorded the 3.875% convertible notes in the consolidated balance sheets as notes payable less a component of the total debt, representing the conversion feature, which is bifurcated and recorded in equity. As a result, as of the inception of the 3.875% convertible notes, we classified $21.0 million of the 3.875% convertible notes’ original carrying amount into shareholders’ equity. We accrete to interest expense the resulting discount on the 3.875% convertible notes over the expected life of the debt. The effective rate on the debt after bifurcating the equity component reflects our nonconvertible debt borrowing rate at the inception of the 3.875% convertible notes, which was 5.875%.

The convertible notes are convertible into our common shares at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 common shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per common share, which represents a 22% premium over the $40.80 closing price of our common shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our common shares at the time the January 2007 transaction was priced. Holders may convert their notes into our common shares prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common shares for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per common share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common shares, to the extent such cash and the value of any such other consideration per common share validly tendered or exchanged exceeds the closing price of our common shares as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these convertible notes are not dilutive for the 2010 and 2009 Quarters, and are not included in our earnings per share calculations.

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

During the 2010 Quarter, we repurchased $1.2 million of the convertible notes at 99.3% of par, resulting in a net loss on extinguishment of debt of $41,600, net of unamortized debt costs and debt discounts. During the 2009 Quarter, we repurchased $48.6 million of the convertible notes at 80.0% to 84.0% of par, resulting in a net gain on extinguishment of debt of $5.8 million, net of unamortized debt costs and debt discounts. As of March 31, 2010 and December 31, 2009, the amount outstanding on the convertible notes was $133.1 million and $134.3 million, respectively.

The interest expense recognized relating to the contractual interest coupon and relating to the amortization of the discount was as follows (in millions):

	Quarter Ended March 31,
	2010	2009
Contractual interest coupon	$1.3	$2.2
Amortization of the discount	$0.6	$1.0

The carrying amount of the equity component as of March 31, 2010 and December 31, 2009 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	March 31, 2010	December 31, 2009
Principal, gross	$133,095	$134,328
Unamortized discount	(3,669)	(4,307)

Principal, net	$129,426	$130,021

The remaining discount is being amortized through September, 2011, on the effective interest method.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	March 31, 2010	December 31, 2009
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	133,095	134,328
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(4,753)	(5,435)
Premium on notes issued	16	19

Total	$688,358	$688,912

The required principal payments excluding the effects of note discounts or premium for the remaining nine months in 2010 and the years subsequent to December 31, 2010 are as follows (in thousands):

2010	$—
2011(1)	283,095
2012	50,000
2013	60,000
2014	100,000
Thereafter	200,000

$693,095

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

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of March 31, 2010.

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

NOTE 7: SHARE OPTIONS AND GRANTS

2007 Plan

In March 2007, the WRIT Board of Trustees adopted, and in July 2007 WRIT shareholders approved, the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan (“2007 Plan”). This plan replaced the Share Grant Plan, which expired on December 15, 2007, as well as the 2001 Stock Option Plan and Stock Option Plan for Trustees. The shares and options granted pursuant to these plans are not affected by the adoption of the 2007 Plan. However, if an award under the Share Grant Plan is forfeited or an award of options granted under the Option Plans expires without being exercised, the shares covered by those awards will not be available for issuance under the 2007 Plan.

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

Elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. There were no restricted share units granted to officers in the 2010 and 2009 Quarters, respectively, pursuant to elective short term incentive deferrals. We granted 91 and 150 restricted share units on dividends in the 2010 and 2009 Quarters, respectively.

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2010 and 2009 Quarters was (in millions):

	Quarter Ended March 31,
	2010	2009(1)
Stock Based Compensation Expense	$1.6	$0.6

(1)	The 2009 Quarter included $0.1 million related to the accelerated vesting of departing Chief Financial Officer share grant and restricted unit awards.

Options

The previous Option Plans provided for the grant of qualified and non-qualified options. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. As discussed in note 2 to the consolidated financial statements, we accounted for option awards in accordance with APB No. 25, and we have recognized no compensation cost for stock options. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. The following table details the previously issued and currently outstanding and exercisable stock options:

	2010
	Shares	Wtd Avg Ex Price
Outstanding at January 1	314,250	$25.39
Granted	—	$—
Exercised	(156,524)	$24.17
Expired/Forfeited	(3,311)	$29.55

Outstanding at March 31	154,415	$26.53
Exercisable at March 31	154,415	$26.53

The 154,415 options outstanding at March 31, 2010, all of which are exercisable, have exercise prices between $21.34 and $33.09, with a weighted-average exercise price of $26.53 and a weighted average remaining contractual life of 2.7 years. The aggregate intrinsic value of outstanding exercisable shares at March 31, 2010 was $0.6 million. In the 2010 Quarter, the aggregate intrinsic value of options exercised was $0.6 million and the aggregate intrinsic value of options forfeited was minimal. There were no options exercised or forfeited in the 2009 Quarter.

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

With respect to the officer performance share units that are subject to performance conditions, awards are based on three-year cumulative performance targets, for which targets will be set annually based on benchmarks with minimum and maximum payout thresholds. As the three-year cumulative performance targets are set independently each year, the grant date does not occur until all such targets are set and all of the significant terms of the award are known. Because payouts are probable, we estimate the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurs and as progress towards meeting target is known. We recognize the expense for such performance-based share units ratably over the three-year period, with cumulative catch-up adjustments recorded in the current period. With respect to the officer performance share units that are subject to market conditions, awards are based on a cumulative three-year market target in comparison to a peer group which is established at the beginning of the three-year period. We recognize compensation expense ratably over the three-year service period, based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. All performance share units awarded based on achievement of respective performance or market conditions cliff vest at the end of the three-year period. The program provides that participants who terminate prior to the end of the three-year performance period forfeit their entire portion of the award.

The following tables detail the activity for the 2010 Quarter related to our share grants, restricted share units, and performance share units.

Share Grants

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	359,289	$29.66
Unvested at January 1	1,870	$32.50
Granted	—	$—
Vested during year	940	$32.50
Expired/Forfeited	—	$—

Unvested at March 31	930	$32.50
Vested at March 31	360,229	$29.67

The total fair value of shares vested during the 2010 Quarter is $26,000. As of March 31, 2010, the total compensation cost related to non-vested share awards not yet recognized was $28,000, which we expect to recognize over a weighted average period of 11 months.

Restricted Share Units

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	63,856	$33.49
Unvested at January 1	158,406	$28.08
Granted	40,562	$26.71
Vested during year	(697)	$32.13
Expired/Forfeited	—	$—

Unvested at March 31	198,271	$27.78
Vested at March 31	64,553	$33.48

The total fair value of restricted share units vested during the 2010 Quarter is $19,500. The value of unvested restricted share units at March 31, 2010 was $4.6 million, which we expect to recognize as compensation cost over a weighted average period of 44 months. The value of restricted share units expected to be awarded in December 2010 is $1.0 million, which we expect to recognize as compensation cost over a weighted average period of 44 months.

Performance Share Units

Performance Share Units with Performance Conditions:

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	79,600	$24.31
Unvested at January 1	53,400	$26.69
Granted	1,300	$17.15
Vested during year	1,300	$17.15
Expired/Forfeited	—	$—

Unvested at March 31	53,400	$26.69
Vested at March 31	80,900	$24.20

Performance Share Units with Market Conditions:

2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	—	$—
Unvested at January 1	61,000	$25.28
Granted	—	$—
Vested during year	—	$—
Expired/Forfeited	—	$—

Unvested at March 31	61,000	$25.28
Vested at March 31	—	$—

The total fair value of performance share units vested during the 2010 Quarter is $22,300. As of March 31, 2010, the future expected expense related to performance share units with performance conditions, estimated based on the probable number of performance share units expected to vest under the current plan, totaled $3.3 million, which we expect to recognize as compensation cost over a weighted average period of 25 months. As of March 31, 2010, the future expected expense related to performance share units with market conditions, totaled $1.2 million, which we expect to recognize over a weighted average period of 28 months.

We determine the fair value of performance share units that contain market conditions included in the chart above using a binomial model employing a Monte Carlo method as of the grant date. The market condition performance measurement is the cumulative three-year average total shareholder return relative to a defined population of 25 peer companies. The model evaluates the awards for changing total shareholder return over the term of vesting, relative to the peer group, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. There were no performance share units with market conditions prior to 2009. No awards were granted in the first quarter of 2010. The following are the average assumptions used to value the awards granted as of March 31, 2010 and their respective determined fair value:

	2/26/2009 Award(1)	12/15/2009 Award(2)
Expected volatility	33.4%	58.06%
Risk-free interest rate	1.5%	1.38%
Expected life (from grant date)	3.0 years	3.0 years
Price of underlying stock at measurement date	$17.15	$26.69
Performance share unit grant date fair value	$20.15	$33.19

(1)	Granted for the 2009 – 2011 performance period.
(2)	Granted for the 2010 – 2012 performance period.

We based the expected volatility upon the historical volatility of our monthly or daily share closing prices. We based the risk-free interest rate used on U.S. Treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, we may make discretionary contributions on behalf of eligible employees. In each of the 2010 and 2009 Quarters, we made contributions to the 401K plan of $0.1 million.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of WRIT. The deferred compensation liability was $1.0 million and $0.9 million at March 31, 2010 and December 31, 2009, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior Chief Executive Officer. Under this plan, upon the prior Chief Executive Officer’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with FASB ASC 715-30 (formerly SFAS No. 87, Employers’ Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior Chief Executive Officer’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At March 31, 2010 the accrued benefit liability was $1.7 million. In each of the 2010 and 2009 Quarters, we recognized current service cost of $31,000. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB ASC 715-20 (formerly SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans). FASB ASC 715-20 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior Chief Executive Officer’s SERP is unfunded, the adoption of FASB ASC 715-20 did not have an effect on our consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect our operating results in future periods. We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the Chief Executive Officer’s retirement. Benefit payments to the prior Chief Executive Officer began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior Chief Executive Officer. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with FASB ASC 710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2010 and 2009 Quarters, we recognized current service cost of $86,000 and $62,000, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2010 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2010.

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

Derivatives

We report our interest rate swaps at fair value in accordance with GAAP based on various discounted cash flow methodologies and observable inputs, and thus the carrying value is the fair value.

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

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$31,223	$31,223	$30,373	$30,373
2445 M Street note receivable	$7,311	$8,926	$7,157	$8,995
Interest rate hedge liability	$2,004	$2,004	$1,757	$1,757
Mortgage notes payable	$404,518	$434,579	$405,451	$406,982
Lines of credit payable	$110,000	$110,000	$128,000	$128,000
Notes payable	$688,358	$713,480	$688,912	$693,620

NOTE 10: SEGMENT INFORMATION

We have five reportable segments: office, medical office, retail, multifamily and industrial/flex properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities.

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Quarter Ended March 31,
	2010	2009
Office	43%	44%
Medical office	15%	15%
Retail	14%	14%
Multifamily	15%	14%
Industrial/Flex	13%	13%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	March 31, 2010	December 31, 2009
Office	44%	44%
Medical office	17%	17%
Retail	12%	12%
Multifamily	14%	14%
Industrial/Flex	13%	13%

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

The following table presents revenues and net operating income for the 2010 and 2009 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended March 31, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$32,922	$11,415	$10,501	$11,842	$9,766	$—	$76,446
Real estate expenses	11,604	3,951	3,284	5,103	3,459	—	27,401

Net operating income	$21,318	$7,464	$7,217	$6,739	$6,307	$—	$49,045

Depreciation and amortization							(23,512)
Interest expense							(17,065)
General and administrative							(3,838)
Other income							289
Loss on extinguishment of debt, net							(42)
Income from discontinued operations							388

Net income							5,265
Less: Net income attributable to noncontrolling interests							(49)

Net income attributable to the controlling interests							$5,216

Capital expenditures	$2,325	$762	$(82)	$233	$228	$61	$3,527

Total assets	$917,761	$358,979	$224,040	$237,032	$249,543	$39,621	$2,026,976

	Quarter Ended March 31, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,665	$11,486	$10,579	$11,169	$9,681	$—	$76,580
Real estate expenses	12,379	3,933	2,873	4,889	2,822	—	26,896

Net operating income	$21,286	$7,553	$7,706	$6,280	$6,859	$—	$49,684

Depreciation and amortization							(22,958)
Interest expense							(19,681)
General and administrative							(3,182)
Other income							320
Gain on extinguishment of debt, net							5,845
Income from discontinued operations							872

Net income							10,900
Less: Net income attributable to noncontrolling interests							(49)

Net income attributable to the controlling interests							$10,851

Capital expenditures	$2,189	$879	$49	$514	$907	$74	$4,612

Total assets	$943,396	$344,850	$228,496	$261,473	$266,832	$42,126	$2,087,173

NOTE 11: SHAREHOLDERS’ EQUITY

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. For the 2010 Quarter, we issued 533,646 common shares at a weighted average price of $30.00 under this program, raising $15.8 million in net proceeds. Subsequent to the 2010 Quarter, we issued an additional 199,000 common shares at a weighted average price of $30.64 under this program, raising $6.0 million in net proceeds. For the 2009 Quarter, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. For the 2010 Quarter, we issued 42,398 common shares at a weighted average price of $30.18 per share, raising $1.3 million in net proceeds. We did not issue common shares under this program during the 2009 Quarter.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

We refer to the three months ended March 31, 2010 and March 31, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of the recent credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and cash requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing the 2010 Quarter to the 2009 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2010, we owned a diversified portfolio of 90 properties totaling approximately 10.9 million square feet of commercial space and 2,540 multifamily units. These 90 properties consisted of 27 office properties, 20 industrial/flex properties, 18 medical office properties, 14 retail centers, 11 multifamily properties and land held for development.

We have a fundamental strategy of regional focus and diversification by property type. In recent years we have sought to pursue a strategy of upgrading our portfolio by selling lower quality properties and acquiring or developing higher quality properties. We will seek to continue to upgrade our portfolio as opportunities arise. However, market conditions may limit our ability to acquire or sell properties at attractive prices in the future.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the 2010 and 2009 Quarters were as follows (in thousands):

	2010 Quarter	2009 Quarter	Change
Real estate rental revenue	$76,446	$76,580	$(134)
NOI (1)	$49,045	$49,684	$(639)
Net income attributable to the controlling interests	$5,216	$10,851	$(5,635)
FFO (2)	$28,824	$34,153	$(5,329)

(1)	See page 39 of the MD&A for reconciliations of NOI to net income.
(2)	See page 51 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenue declined in the 2010 Quarter as compared to the 2009 Quarter as lower occupancy in our office, medical office, retail and industrial segments was only partially offset by higher rental rates. Unusually high snow removal costs due to severe snow storms during the 2010 Quarter further impacted NOI. Our multifamily segment experienced real estate rental revenue and NOI growth due to higher occupancy, particularly at the recently developed Clayborne and Bennett Park properties.

The decreases in net income and FFO were also attributable to a $5.8 million decrease in gain on extinguishment of debt. We repurchased $48.6 million of our convertible notes at 80 to 84% of par during the 2009 Quarter, while we only repurchased $1.2 million of our convertible notes at 99.3% of par during the 2010 Quarter.

We believe our declines in occupancy reflect the economic conditions of the Washington metro area, as recovery from the national economic recession has been slow. According to Delta Associates/Transwestern Commercial Services (“Delta”), the overall office vacancy rate for the 2010 Quarter increased to 13.2% from 11.4% one year ago. Further, net absorption (defined as the change in occupied, standing inventory from one year to the next) for the Washington metro area totaled a negative 179,000 square feet. Delta has stated that it expects the recovery from the recession to be slow during the balance of 2010, with meaningful growth not occurring until 2011.

Investment Activity

While we did not acquire or sell any properties during the 2010 Quarter, we did commit to a plan to collectively sell Parklawn Plaza, the Lexington Building, the Saratoga Building and Charleston Business Center (collectively, the “Parklawn Portfolio”). We expect to complete a sale of the Parklawn Portfolio within one year. We are also currently exploring the marketplace for potential acquisitions during 2010. However, we do not expect any potential acquisitions to provide any significant improvement to our operating performance in 2010 due to acquisition costs.

Cash Requirements

Our total debt maturities for the balance of 2010 and 2011 are $124.9 million and $306.4 million, respectively. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the 2010 and 2009 Quarters:

2010 Quarter

•	The repurchase of $1.2 million of our 3.875% convertible notes at 99.3% of par, resulting in a net loss on extinguishment of debt of $41,600.

•	The issuance of 0.5 million common shares at a weighted average price of $30.00 under our sales agency financing agreement, raising $15.8 million in net proceeds.

•

The execution of new leases for 0.3 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 15.8% over expiring leases.

2009 Quarter

•	The repurchase of $48.6 million of our 3.875% convertible notes at 80% to 84% of par, resulting in a net gain on extinguishment of debt of $5.8 million.

•	The issuance of 0.6 million common shares at a weighted average price of $26.47 under our sales agency financing agreement, raising $14.6 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•	The execution of new leases for 0.2 million square feet of commercial space, with an average rental rate increase of 11.1% over expiring leases.

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to estimated useful lives of real estate assets, estimated fair value of acquired leases, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are also described in note 2 to the consolidated financial statements in this Form 10-Q.

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

We include notes receivable balances of $8.6 million and $8.5 million as of March 31, 2010 and December 31, 2009, respectively, in our accounts receivable balances.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the 2010 and 2009 Quarters was $19.1 million and $18.5 million, respectively. We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million in each of the 2010 and 2009 Quarters. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. We did not recognize any property impairments during the 2010 and 2009 Quarters.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant

(referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of March 31, 2010 and December 31, 2009.

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

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $5.2 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate. There were no income tax provisions or material deferred income tax items for our TRS for the quarters ended March 31, 2010 and 2009.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2010 and 2009 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

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

Properties we sold or classified as held for sale during 2009 and the first quarter of 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400
	Parklawn Plaza	Office	40,000	Held for sale
	Lexington Building	Office	46,000	Held for sale
	Saratoga Building	Office	58,000	Held for sale
	Charleston Business Center	Industrial	85,000	Held for sale

		Total	685,000	$38,000

We placed into service two development properties, Clayborne Apartments and Dulles Station, Phase I, in 2008, and one development property, Bennett Park, at the end of 2007. All three properties stabilized during the second quarter of 2009.

To provide more insight into our operating results, we divide our discussion into two main sections: (a) the consolidated results of operations section, in which we provide an overview analysis of results on a consolidated basis, and (b) the net operating income (“NOI”) section, in which we provide a detailed analysis of core and non-core NOI results by segment.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Minimum base rent	$65,363	$65,169	$194	0.3%
Recoveries from tenants	9,735	10,291	(556)	(5.4)%
Provisions for doubtful accounts	(1,546)	(1,373)	(173)	(12.6)%
Lease termination fees	315	188	127	67.6%
Parking and other tenant charges	2,579	2,305	274	11.9%

	$76,446	$76,580	$(134)	(0.2)%

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

Minimum Base Rent: Minimum base rent increased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher rental rates ($1.2 million), partially offset by higher vacancy ($1.0 million).

Recoveries from Tenants: Recoveries from tenants decreased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate tax reimbursements ($0.6 million) caused by lower property assessments across the portfolio and lower utilities and operating expense reimbursements ($0.8 million). These were offset by higher common area maintenance reimbursements ($0.9 million) due to costs associated with severe snow storms during the 2010 Quarter.

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to higher provisions in the office ($0.1 million) and medical office ($0.1 million) segments.

Lease Termination Fees: Lease termination fees increased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due to terminations in the office and industrial segments.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.3 million in 2010 Quarter as compared to the 2009 Quarter due primarily to higher antenna rent ($0.2 million) caused by the execution of new rental contracts in the multifamily and office segments.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

Consolidated Economic Occupancy
	Quarters Ended March 31,
Segment	2010	2009	Change
Office	92.1%	93.1%	(1.0)%
Medical Office	91.1%	96.5%	(5.4)%
Retail	91.3%	95.2%	(3.9)%
Multifamily	94.1%	87.3%	6.8%
Industrial	85.5%	90.9%	(5.4)%

Total	91.4%	92.6%	(1.2)%

Economic occupancy represents actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. Percentage rents and expense reimbursements are not considered in computing economic occupancy percentages.

Our overall economic occupancy decreased to 91.4% in the 2010 Quarter from 92.6% in 2009 Quarter due to lower occupancy across the office, medical office, retail and industrial segments, partially offset by higher multifamily occupancy due to the lease-up of our development properties, Bennett Park and Clayborne Apartments.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Property operating expenses	$19,865	$18,862	$1,003	5.3%
Real estate taxes	7,536	8,034	(498)	(6.2)%

	$27,401	$26,896	$505	1.9%

Real estate expenses as a percentage of revenue were 35.8% and 35.1% for the 2010 and 2009 Quarters, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased $1.0 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher snow removal costs ($2.0 million) caused by severe snow storms during the 2010 Quarter. This was partially offset by lower utilities costs ($0.7 million) and lower legal fees ($0.2 million).

Real Estate Taxes: Real estate taxes decreased $0.5 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to the lower assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Depreciation and amortization	$23,512	$22,958	$554	2.4%
Interest expense	17,065	19,681	(2,616)	(13.3)%
General and administrative	3,838	3,182	656	20.6%

	$44,415	$45,821	$(1,406)	(3.1)%

Depreciation and Amortization: Depreciation and amortization expense increased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher amortization of leasing commissions ($0.3 million) and the acquisition of Lansdowne Medical Office Building ($0.2 million) during the third quarter of 2009.

Interest Expense: A summary of interest expense for the 2010 and 2009 Quarters appears below (in millions, except percentage amounts):

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Notes payable	$10.2	$12.7	$(2.5)	(19.7)%
Mortgages	6.2	6.9	(0.7)	(10.1)%
Lines of credit/short-term note payable	1.0	0.4	0.6	150.0%
Capitalized interest	(0.3)	(0.3)	—	—%

Total	$17.1	$19.7	$(2.6)	13.2%

Interest expense decreased $2.6 million in the 2010 Quarter compared to the 2009 Quarter due primarily to the paydowns on our convertible notes payable ($1.4 million in lower interest) during 2009 and 2010, the prepayment of our $100.0 million term loan ($1.1 million in lower interest) in December 2009 and the prepayment of a $50.0 million mortgage note payable ($0.7 million in lower interest) in July 2009. These were partially offset by higher interest on our unsecured lines of credit ($0.6 million in lower interest) because we used them to finance the prepayment of the $100.0 million term loan.

General and Administrative Expense: General and administrative expense increased by $0.7 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher share-based compensation expense ($1.1 million) and higher health insurance costs ($0.2 million), partially offset by lower salary and bonus expense ($0.6 million).

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

During the 2010 Quarter we committed to, and actively embarked upon, a plan to collectively sell Parklawn Plaza, the Lexington Building, the Saratoga Building and Charleston Business Center (collectively, the “Parklawn Portfolio”). We expect to complete a sale for the Parklawn Portfolio within one year under terms usual and customary for such sales, and we are not aware of indications that the plan will be significantly altered or abandoned. We have discontinued depreciation on these properties, but we continue to recognize operating revenues and expenses on the Parklawn Portfolio until the date of sale. We treat revenues and expenses of properties classified as held for sale as discontinued operations for all periods presented in the consolidated statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended March, 31
			Change
	2010	2009	$	%
Revenues	$894	$2,208	$(1,314)	(59.5)%
Property expenses	(410)	(992)	582	58.7%
Depreciation and amortization	(96)	(344)	248	72.1%

Total	$388	$872	$(484)	(55.5)%

Income from operations of properties sold or held for sale decreased to $0.4 million in 2010 Quarter from $0.9 million in 2009 Quarter due to the sales of Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center during 2009.

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

2010 Quarter Compared to 2009 Quarter

The following tables of selected operating data provide the basis for our discussion of NOI in 2010 compared to 2009. All amounts are in thousands except percentage amounts.

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$73,416	$74,119	$(703)	(0.9)%
Non-core (1)	3,030	2,461	569	23.1%

Total real estate rental revenue	$76,446	$76,580	$(134)	(0.2)%

Real Estate Expenses
Core	$25,904	$25,678	$226	0.9%
Non-core (1)	1,497	1,218	279	22.9%

Total real estate expenses	$27,401	$26,896	$505	1.9%

NOI
Core	$47,512	$48,441	$(929)	(1.9)%
Non-core (1)	1,533	1,243	290	23.3%

Total NOI	$49,045	$49,684	$(639)	(1.3)%

Reconciliation to Net Income
NOI	$49,045	$49,684
Other income	289	320
Interest expense	(17,065)	(19,681)
Depreciation and amortization	(23,512)	(22,958)
General and administrative expenses	(3,838)	(3,182)
Gain (loss) on extinguishment of debt	(42)	5,845
Discontinued operations(2)	388	872

Net income	5,265	10,900
Less: Net income attributable to noncontrolling interests	(49)	(49)

Net income attributable to the controlling interests	$5,216	$10,851

	Quarters Ended March 31,
Economic Occupancy	2010	2009
Core	92.1%	93.5%
Non-core (1)	80.3%	75.9%

Total	91.4%	92.6%

(1)	Non-core properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2009 acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Held for sale – Parklawn Plaza, Saratoga Building, Lexington Building and Charleston Business Center

Real estate rental revenue decreased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to core properties, which had higher vacancy ($1.0 million), higher bad debt ($0.2 million) and lower real estate tax reimbursements ($0.6 million). These were offset by higher core rental rates ($0.8 million) and higher antenna rental revenue ($0.2 million), as well as an increase in noncore revenue ($0.6 million) due to the lease-up of the development properties.

Real estate expenses increased by $0.5 million in the 2010 Quarter as compared to the 2009 Quarter due to the acquisition and development properties, which contributed $0.3 million of the increase. Real estate expenses from core properties increased by $0.2 million due primarily to higher snow removal costs ($1.9 million) caused by severe snow storms during the 2010 Quarter. This was partially offset by lower utilities costs ($0.8 million) due to lower electricity rates, lower real estate taxes ($0.5 million) due to lower assessments across the portfolio, and lower legal fees ($0.2 million).

Core economic occupancy decreased to 92.1% in the 2010 Quarter from 93.5% in the 2009 Quarter, with the largest decreases in the retail and industrial segments. Non-core economic occupancy increased to 80.3% in the 2010 Quarter from 75.9% in 2009 Quarter due to the completion of lease-up for our development properties in the office and multifamily segments, partially offset by the acquisition of the vacant Lansdowne Medical Office Building during 2009. During the 2010 Quarter, 68.1% of the commercial square footage expiring was renewed as compared to 75.8% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 274,200 commercial square feet at an average rental rate of $28.22 per square foot, an increase of 15.8%, with average tenant improvements and leasing costs of $24.45 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$31,859	$32,674	$(815)	(2.5)%
Non-core (1)	1,063	991	72	7.3%

Total real estate rental revenue	$32,922	$33,665	$(743)	(2.2)%

Real Estate Expenses
Core	$11,080	$12,058	$(978)	(8.1)%
Non-core (1)	524	321	203	63.2%

Total real estate expenses	$11,604	$12,379	$(775)	(6.3)%

NOI
Core	$20,779	$20,616	$163	0.8%
Non-core (1)	539	670	(131)	(19.6)%

Total NOI	$21,318	$21,286	$32	0.2%

Economic Occupancy	2010	2009
Core	92.2%	93.5%
Non-core (1)	90.5%	86.9%

Total	92.1%	93.1%

(1)	Non-core properties include:

Development property – Dulles Station, Phase I

Real estate rental revenue in the office segment decreased by $0.7 million in the 2010 Quarter as compared to the 2009 Quarter due to lower core occupancy ($0.4 million) and lower recovery income ($1.1 million), partially offset by higher rental rates ($0.6 million), higher parking income ($0.1 million) and higher antenna rents ($0.1 million). The non-core property’s real estate rental revenue increased by $0.1 million due to higher occupancy.

Real estate expenses in the office segment decreased by $0.8 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower utilities ($0.7 million) caused by lower electricity rates and higher vacancy and lower real estate taxes ($0.2 million) caused by lower assessments. Noncore real estate expenses increased by $0.2 million due to higher utilities and operating services costs.

Core economic occupancy decreased to 92.2% in the 2010 Quarter from 93.5% in the 2009 Quarter, driven by higher vacancy at 2000 M Street, 6565 Arlington Boulevard and the Woodholme Center. These were partially offset by higher economic occupancy at One Central Plaza. Non-core economic occupancy increased to 90.5% from 86.9%, reflecting the completion of the lease-up of Dulles Station, Phase I. During the 2010 Quarter, 71.0% of the square footage that expired was renewed compared to 82.9% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 198,900 square feet of office space at an average rental rate of $30.97 per square foot, an increase of 15.3%, with average tenant improvements and leasing costs of $27.85 per square foot.

Medical Office Segment:

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$11,415	$11,486	$(71)	(0.6)%
Non-core (1)	—	—	—	—

Total real estate rental revenue	$11,415	$11,486	$(71)	(0.6)%

Real Estate Expenses
Core	$3,812	$3,933	$(121)	(3.1)%
Non-core (1)	139	—	139	—

Total real estate expenses	$3,951	$3,933	$18	0.5%

NOI
Core	$7,603	$7,553	$50	0.7%
Non-core (1)	(139)	—	(139)	—

Total NOI	$7,464	$7,553	$(89)	(1.2)%

Economic Occupancy	2010	2009
Core	95.9%	96.5%
Non-core (1)	0.0%	—

Total	91.1%	96.5%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment decreased by $0.1 million in 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate tax reimbursements ($0.2 million), higher vacancy ($0.1 million) and higher bad debt ($0.1 million), offset by higher rental rates ($0.3 million).

Real estate expenses in the medical office segment slightly increased in the 2010 Quarter as compared to the 2009 Quarter due to lower core utilities expense ($0.1 million), lower real estate taxes ($0.1 million) and higher recoveries of previously reserved receivables ($0.1 million). These were offset by higher snow removal costs ($0.2 million) and the expenses contributed by the 2009 acquisition, Lansdowne Medical Office Building.

Core economic occupancy decreased to 95.9% in the 2010 Quarter from 96.5% in the 2009 Quarter, driven by higher vacancy at Ashburn Farm Office Park, Alexandria Professional Center and 8301 Arlington Boulevard. The non-core economic occupancy of 0% for the 2010 Quarter reflects the vacant Lansdowne Medical Office Building. During the 2010 Quarter, 48.8% of the square footage that expired was renewed compared to 58.8% in the 2009 Quarter. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 24,000 square feet of medical office space at an average rental rate of $40.38, an increase of 25.5%, with average tenant improvements and leasing costs of $41.61 per square foot.

Retail Segment:

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$10,501	$10,579	$(78)	(0.7)%

Real Estate Expenses
Total	$3,284	$2,873	$411	14.3%

NOI
Total	$7,217	$7,706	$(489)	(6.3)%

Economic Occupancy	2010	2009
Total	91.3%	95.2%

Real estate rental revenue in the retail segment decreased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due to higher vacancy ($0.4 million), offset by higher rental rates ($0.1 million) and higher common area maintenance reimbursements ($0.2 million). Higher recoverable snow removal costs related to severe snow storms during the 2010 Quarter caused the increase in common area maintenance reimbursements.

Real estate expenses in the retail segment increased by $0.4 million in the 2010 Quarter as compared to the 2009 Quarter due to higher snow removal costs ($0.6 million), offset by lower legal fees ($0.2 million).

Economic occupancy decreased to 91.3% in the 2010 Quarter from 95.2% in the 2009 Quarter, driven by higher vacancy at Frederick Crossing, the Centre at Hagerstown and Montgomery Village Center. During the 2010 Quarter, 86.4% of the square footage that expired was renewed compared to 61.0% in the 2009 Quarter. During the 2010 Quarter, we executed new leases for 5,800 square feet of retail space at an average rental rate of $31.31, an increase of 21.2%, with average tenant improvements and leasing costs of $1.35 per square foot.

Multifamily Segment:

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$9,875	$9,699	$176	1.8%
Non-core (1)	1,967	1,470	497	33.8%

Total real estate rental revenue	$11,842	$11,169	$673	6.0%

Real Estate Expenses
Core	$4,269	$3,992	$277	6.9%
Non-core (1)	834	897	(63)	(7.0)%

Total real estate expenses	$5,103	$4,889	$214	4.4%

NOI
Core	$5,606	$5,707	$(101)	(1.8)%
Non-core (1)	1,133	573	560	97.7%

Total NOI	$6,739	$6,280	$459	7.3%

Economic Occupancy	2010	2009
Core	94.2%	91.5%
Non-core (1)	93.7%	67.8%

Total	94.1%	87.3%

(1)	Non-core properties include:

Development properties – Clayborne Apartments and Bennett Park

Real estate rental revenue in the multifamily segment increased by $0.7 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to the development properties, which contributed $0.5 million of the increase. Real estate rental revenue from core properties increased by $0.2 million due primarily to higher occupancy ($0.3 million) and lower rent abatements ($0.1 million), offset by lower rental rates ($0.2 million).

Real estate expenses in the multifamily segment increased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to higher snow removal costs caused by severe snow storms during the 2010 Quarter. Real estate expenses from core properties decreased by $0.1 million primarily due lower utilities caused by lower electricity rates and lower real estate taxes caused by lower property assessments at Bennett Park and Clayborne Apartments.

Core economic occupancy increased to 94.2% in the 2010 Quarter from 91.5% in the 2009 Quarter, driven by higher occupancy at the Ashby at McLean, Country Club Towers and Kenmore Apartments. Non-core economic occupancy increased to 93.7% from 87.3%, reflecting the completion of lease-up at Bennett Park and Clayborne Apartments.

Industrial Segment:

	Quarters Ended March 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$9,766	$9,681	$85	0.9%

Real Estate Expenses
Total	$3,459	$2,822	$637	22.6%

NOI
Total	$6,307	$6,859	$(552)	(8.0)%

Economic Occupancy	2010	2009
Total	85.5%	90.9%

Real estate rental revenue in the industrial segment increased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher common area maintenance reimbursement ($0.6 million) caused by higher snow removal costs, offset by lower occupancy ($0.5 million).

Real estate expenses in the industrial segment increased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher snow removal costs ($0.8 million) caused by severe snow storms during the 2010 Quarter, offset by lower real estate taxes ($0.1 million) due to lower property assessments.

Economic occupancy decreased to 85.5% in the 2010 Quarter from 90.9% in the 2009 Quarter, driven by higher vacancy at Fullerton Business Center, NVIP I&II and Albemarle. During the 2010 Quarter, 51.5% of the square footage that expired was renewed compared to 75.4% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases for 45,600 square feet of industrial space at an average rental rate of $9.47, an increase of 1.9%, with average tenant improvements and leasing costs of $3.55 per square foot.

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

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general market conditions in the greater Washington metro region, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. As a result, if we are unable to obtain capital from other sources, we may need to alter our capital spending plans which may limit our future growth. If we are unable to obtain capital, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of March 31, 2010, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service had assigned its Baa1 rating with a stable outlook, to our unsecured notes. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at March 31, 2010 and December 31, 2009 is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Fixed rate mortgages	$404,518	$405,451
Unsecured credit facilities	110,000	128,000
Unsecured notes payable	688,358	688,912

	$1,202,876	$1,222,363

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

Mortgage Debt

At March 31, 2010, our $404.5 million in fixed rate mortgages, which includes a net $7.2 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 5.4 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had $10.0 million outstanding and $0.9 million in letters of credit issued as of March 31, 2010, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, and may be extended for one year at our option. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of March 31, 2010, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. The $100.0 million outstanding balance was used to prepay the $100 million term loan on December 1, 2009, and the interest rate on this $100.0 million in borrowings is effectively fixed by interest rate swaps (see note 6 to the consolidated financial statements). An interest rate swap fixed the interest rate at 3.375% (2.95% plus the 42.5 basis point spread) through February 19, 2010, the terminal date for the swap. A forward interest rate swap became effective on February 20, 2010. The interest rate on the $100.0 million borrowing is 2.525% (2.10% plus 42.5 basis points) through the forward interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2010, we were in compliance with our loan covenants.

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

Unsecured Notes

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we generally seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year.

Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. During periods in the recent past, unsecured notes were essentially unavailable for extended periods of time. While debt markets have materially improved, it is difficult to predict if the improvement is sustainable.

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

March 31, 2010 Note Principal
5.95% notes due 2011	150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	133,095
7.25% notes due 2028	50,000

$693,095

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2010, we were in compliance with our unsecured notes covenants.

During the 2010 Quarter, we repurchased $1.2 million of our 3.875% convertible notes at an average price of 99.3% of par, resulting in a loss on extinguishment of debt of $41,600. During the 2009 Quarter, we repurchased $48.6 million of our 3.87% convertible notes at discounts ranging from 16 to 20%, resulting in a gain on extinguishment of debt of $5.8 million.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 60.5 million shares were outstanding at March 31, 2010.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of the our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. For the 2010 Quarter, we issued 533,646 common shares at a weighted average price of $30.00 under this program, raising $15.8 million in net proceeds. Subsequent to the 2010 Quarter, we issued an additional 199,000 common shares at a weighted average price of $30.64 under this program, raising $6.0 million in net proceeds. For the 2009 Quarter, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We used the net proceeds under this program for general corporate purposes. During the 2010 Quarter, we issued 42,398 common shares at a weighted average price of $30.18 per share, raising $1.3 million in net proceeds. No shares were issued under this program during the 2009 Quarter.

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

The table below details our dividend and distribution payments for the 2010 and 2009 Quarters (in thousands).

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Common dividends	$25,898	$23,087	$2,811	12.2%
Noncontrolling interest distributions	47	49	(2)	(4.1)%

	$25,945	$23,136	$2,809	12.1%

Dividends paid for the 2010 Quarter as compared to the 2009 Quarter increased due to our issuance of 5.25 million common shares pursuant to a public offering and our issuance of 2.0 million common shares under our sales agency financing agreement during 2009.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Quarters Ended March 31,
			Change
	2010	2009	$	%
Net cash provided by (used in) operating activities	$29.0	$34.0	$(5.0)	(14.7)%
Net cash provided by (used in) investing activities	$(4.0)	$(5.1)	1.1	21.6%
Net cash provided by (used in) financing activities	$(25.4)	$(31.1)	5.7	18.3%

Our operating activities generated $29.0 million of net cash in the 2010 Quarter compared to $34.0 million in the 2009 Quarter. The decrease in cash provided by operating activities was driven by higher payments for leasing commissions and incentives during the 2010 Quarter, lower income from real estate operations during the 2010 Quarter, and the return of a deposit held for the purchase of Kenmore Apartments during the 2009 Quarter.

Our investing activities used net cash of $4.0 million in the 2010 Quarter compared to $5.1 million in the 2009 Quarter. The decrease in cash used by investing activities was primarily due to lower spending on capital improvements during the 2010 Quarter.

Our financing activities used net cash of $25.4 million in the 2010 Quarter as compared to $31.1 million in the 2009 Quarter. The decrease in cash used by financing activities was due to smaller repurchases of our convertible notes offset by the execution of a mortgage note during the 2009 Quarter.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the 2010 and 2009 Quarters:

	Quarters Ended March 31,
	2010	2009
Earnings to fixed charges	1.3x	1.5x
Debt service coverage	2.5x	2.6x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the 2010 and 2009 Quarters (in thousands):

	Quarters Ended March 31,
	2010	2009
Net income attributable to the controlling interests	$5,216	$10,851
Adjustments
Depreciation and amortization	23,512	22,958
Discontinued operations depreciation and amortization	96	344

FFO as defined by NAREIT	$28,824	$34,153

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2009 Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Accounting concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in WRIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, WRIT’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

None.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	OTHER INFORMATION

None.

ITEM 5:	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

12	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

DATE: May 5, 2010