Form 10-Q
period 2010-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2010-08-06
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

As of August 4, 2010, 62,474,101 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30, 2010	December 31, 2009(1)
Assets
Land	$418,177	$408,779
Income producing property	1,943,146	1,886,408

	2,361,323	2,295,187
Accumulated depreciation and amortization	(508,693)	(468,291)

Net income producing property	1,852,630	1,826,896
Development in progress	25,952	25,031

Total real estate held for investment, net	1,878,582	1,851,927
Investment in real estate sold or held for sale, net	—	14,289
Cash and cash equivalents	13,338	11,203
Restricted cash	23,132	19,170
Rents and other receivables, net of allowance for doubtful accounts of $7,254 and $6,433, respectively	53,164	50,441
Prepaid expenses and other assets	98,624	97,605
Other assets related to properties sold or held for sale	—	590

Total assets	$2,066,840	$2,045,225

Liabilities
Notes payable	$689,007	$688,912
Mortgage notes payable	403,612	405,451
Lines of credit	107,000	128,000
Accounts payable and other liabilities	54,901	52,580
Advance rents	10,460	11,103
Tenant security deposits	9,565	9,668
Other liabilities related to properties sold or held for sale	—	448

Total liabilities	1,274,545	1,296,162

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
62,380 and 59,811 shares issued and outstanding, respectively	625	599
Additional paid in capital	1,020,768	944,825
Distributions in excess of net income	(230,942)	(198,412)
Accumulated other comprehensive income (loss)	(1,949)	(1,757)

Total shareholders’ equity	788,502	745,255
Noncontrolling interests in subsidiaries	3,793	3,808

Total equity	792,295	749,063

Total liabilities and shareholders’ equity	$2,066,840	$2,045,225

(1)	As adjusted (see note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Real estate rental revenue	$75,145	$75,596	$151,591	$152,176
Expenses
Real estate expenses	24,157	25,078	51,558	51,974
Depreciation and amortization	23,669	23,178	47,181	46,136
General and administrative	3,519	3,375	7,302	6,413

	51,345	51,631	106,041	104,523

Real estate operating income	23,800	23,965	45,550	47,653

Other income (expense)
Interest expense	(17,013)	(19,316)	(34,078)	(38,997)
Other income (expense)	(112)	(2)	122	174
Gain (loss) on extinguishment of debt, net	—	1,219	(42)	7,064

	(17,125)	(18,099)	(33,998)	(31,759)

Income from continuing operations	6,675	5,866	11,552	15,894
Discontinued operations:
Gain on sale of real estate	7,942	6,674	7,942	6,674
Income from operations of properties held for sale	404	602	792	1,474

Net income	15,021	13,142	20,286	24,042
Less: Net income attributable to noncontrolling interests in subsidiaries	(27)	(52)	(76)	(101)

Net income attributable to the controlling interests	$14,994	$13,090	$20,210	$23,941

Basic net income attributable to the controlling interests per share
Continuing operations	$0.11	$0.10	$0.19	$0.29
Discontinued operations, including gain on sale of real estate	0.13	0.13	0.14	0.15

Net income attributable to the controlling interests per share	$0.24	$0.23	$0.33	$0.44

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.11	$0.10	$0.19	$0.29
Discontinued operations, including gain on sale of real estate	0.13	0.13	0.14	0.15

Net income attributable to the controlling interests per share	$0.24	$0.23	$0.33	$0.44

Weighted average shares outstanding – basic	61,171	56,276	60,538	54,604

Weighted average shares outstanding – diluted	61,287	56,277	60,649	54,605

Dividends declared and paid per share	$0.4325	$0.4325	$0.8650	$0.8650

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	20,210	—	20,210	—	20,210
Net income attributable to noncontrolling interests	—	—	—	—	—	—	76	76
Change in fair value of interest rate hedge	—	—	—		(192)	(192)	—	(192)

Total comprehensive income	—	—	—	—	—	20,018	76	20,094
Distributions to noncontrolling interests	—	—	—	—	—	—	(91)	(91)
Dividends	—	—	—	(52,740)	—	(52,740)	—	(52,740)
Equity offerings, net of issuance costs	2,297	23	67,054	—	—	67,077	—	67,077
Shares issued under Dividend Reinvestment Program	88	1	2,554	—	—	2,555	—	2,555
Share options exercised	159	2	3,831	—	—	3,833	—	3,833
Share grants, net of share grant amortization and forfeitures	25	—	2,504	—	—	2,504	—	2,504

Balance, June 30, 2010	62,380	$625	$1,020,768	$(230,942)	$(1,949)	$788,502	$3,793	$792,295

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$20,286	$24,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in discontinued operations	47,277	46,810
Provision for losses on accounts receivable	2,359	3,474
Amortization of share grants, net	2,701	1,504
Amortization of debt premiums, discounts and related financing costs	3,000	3,813
Gain on sale of real estate	(7,942)	(6,674)
Loss (gain) on extinguishment of debt, net	42	(7,064)
Changes in operating other assets	(8,454)	(5,546)
Changes in operating other liabilities	2,670	2,073

Net cash provided by operating activities	61,939	62,432

Cash flows from investing activities
Real estate acquisitions, net	(68,000)	—
Net cash received for sale of real estate	22,204	19,320
Capital improvements to real estate	(9,072)	(13,256)
Development in progress	(992)	(1,179)
Non-real estate capital improvements	(164)	(141)

Net cash provided by (used in) investing activities	(56,024)	4,744

Cash flows from financing activities
Line of credit borrowings	41,000	66,000
Line of credit repayments	(62,000)	(118,000)
Dividends paid	(52,740)	(48,430)
Distributions to noncontrolling interests	(91)	(95)
Proceeds from dividend reinvestment program	2,555	—
Proceeds from mortgage notes payable	—	37,500
Principal payments – mortgage notes payable	(2,190)	(1,894)
Financing costs	—	(786)
Net proceeds from equity offerings	67,077	122,013
Notes payable repayments, including penalties for early extinguishment	(1,224)	(76,912)
Net proceeds from exercise of share options	3,833	—

Net cash used in financing activities	(3,780)	(20,604)

Net increase in cash and cash equivalents	2,135	46,572
Cash and cash equivalents at beginning of year	11,203	11,874

Cash and cash equivalents at end of period	$13,338	$58,446

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$31,173	$35,799

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. In June 2010, we sold Parklawn Plaza, the Saratoga Building, the Lexington Building and Charleston Business Center (collectively, the “Parklawn Portfolio”) for a gain of $7.9 million. We currently anticipate that the proceeds from the gain will be treated as a distribution to shareholders.

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $5.0 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate. There were no income tax provisions or material deferred income tax items for our TRS for the quarters ended June 30, 2010 and 2009.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2010 and June 30, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively, and the six months ended June 30, 2010 and June 30, 2009 as the “2010 Period” and the “2009 Period”, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for past due amounts considering the age of the receivables, the tenants’ payment history and financial condition, our assessment of the tenants’ ability to perform under their lease obligations and the status of related negotiations, among other things. When we deem the collection of a receivable to be doubtful in the same quarter that we established the receivable, then we recognize the allowance for that receivable as an offset to real estate revenues. When we deem a receivable that was initially established in a prior quarter to be doubtful, then we recognize the allowance as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

We include notes receivable balances of $8.3 million and $8.5 million as of June 30, 2010 and December 31, 2009, respectively, in our accounts receivable balances.

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

Net income attributable to noncontrolling interests was $26,600 and $76,100 for the 2010 Quarter and Period, respectively, and $51,800 and $100,700 for the 2009 Quarter and Period, respectively. None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income attributable to the controlling interests from continuing operations was $6.6 million and $11.5 million for the 2010 Quarter and Period, respectively, and $5.8 million and $15.8 million for the 2009 Quarter and Period, respectively.

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the 2010 Quarter and Period and the 2009 Quarter and Period, and are not included in our earnings per share calculations.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Deferred Financing Costs

External costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit are capitalized and amortized using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of June 30, 2010 and December 31, 2009, deferred financing costs of $17.3 million and $18.1 million, respectively, net of accumulated amortization of $10.8 million and $10.3 million, were included in prepaid expenses and other assets on the balance sheets. The amortization is included in interest expense in the accompanying statements of income. The amortization of debt costs included in interest expense totaled $0.7 million and $1.3 million for the 2010 Quarter and Period, respectively, and $0.8 million and $1.7 million for the 2009 Quarter and Period, respectively.

Deferred Leasing Costs

We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. As of June 30, 2010 and December 31, 2009, we included deferred leasing costs of $36.7 million and $32.9 million, respectively, net of accumulated amortization of $13.0 million and $11.6 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing costs included in amortization expense for properties classified as continuing operations totaled $1.3 million and $2.7 million for the 2010 Quarter and Period, respectively, and $1.1 million and $2.1 million for the 2009 Quarter and Period, respectively.

We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. As of June 30, 2010 and December 31, 2009, we included deferred leasing incentives of $12.6 million and $12.2 million, respectively, net of accumulated amortization of $2.3 million and $1.6 million, in prepaid expenses and other assets on the balance sheets. The amortization of deferred leasing incentives included as a reduction of revenue for properties classified as continuing operations totaled $0.4 million and $0.7 million for the 2010 Quarter and Period, respectively, and $0.3 million and $0.6 million for the 2009 Quarter and Period, respectively.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize direct and indirect costs incurred in connection with our development projects, including capitalizing interest, real estate taxes and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements as landlord assets when certain criteria are met, including when we supervise construction and will own the improvements at the end of the lease term. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $19.5 million and $38.6 million for the 2010 Quarter and Period, respectively, and $18.7 million and $37.3 million for the 2009 Quarter and Period, respectively. We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities was $0.3 million and $0.7 million for the 2010 Quarter and Period, respectively, and $0.3 million and $0.7 million for the 2009 Quarter and Period, respectively. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. We did not recognize any property impairments during the 2010 and 2009 Quarters and Periods.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

We record real estate acquisitions as business combinations in accordance with GAAP. We expense costs associated with real estate acquisitions as they are incurred, and include them in “Other income (expense)” on the consolidated statements of income. We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We record goodwill when the purchase price exceeds the fair value of the assets and liabilities acquired. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We allocate the “as-if-vacant” fair value to land, building and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of June 30, 2010 and December 31, 2009.

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the useful life of the asset, which is typically the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify above market net lease intangible assets as other assets and amortize net lease intangible assets on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize net lease intangible liabilities on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we write off the unamortized portion of the tenant origination cost (if it has no future value), leasing commissions, absorption costs and net lease intangible associated with that lease.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at June 30, 2010 and December 31, 2009 are as follows (in millions):

	June 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$45.9	$23.1	$22.8	$39.8	$20.8	$19.0
Leasing commissions/absorption costs	$56.9	$25.8	$31.1	$49.6	$22.7	$26.9
Net lease intangible assets	$11.0	$6.9	$4.1	$9.7	$6.4	$3.3
Net lease intangible liabilities	$32.3	$16.7	$15.6	$32.2	$14.7	$17.5
Below-market ground lease intangible asset	$12.1	$0.5	$11.6	$12.1	$0.4	$11.7

Amortization of these components combined was $2.1 million and $4.1 million for the 2010 Quarter and Period, respectively, and $2.4 million and $4.8 million for the 2009 Quarter and Period, respectively. Amortization of these components combined for the remaining six months of 2010 and the subsequent four years is projected to be $5.1 million, $8.3 million, $7.1 million, $6.6 million and $5.6 million, respectively. No value had been assigned to customer relationship value at June 30, 2010 and December 31, 2009.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

Restricted Cash

Restricted cash at June 30, 2010 and December 31, 2009 consisted of $23.1 million and $19.2 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at June 30, 2010 and December 31, 2009 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at June 30, 2010 and December 31, 2009 are as follows (in millions):

	June 30, 2010				December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.3	$—	$1.3	$—	$1.1	$—	$1.1	$—
Liabilities:
Derivatives	$1.9	$—	$1.9	$—	$1.8	$—	$1.8	$—

Derivative Instruments

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualified as a cash flow hedge. This interest rate swap expired in February 2010. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. We record our cash flow hedges at fair value in accordance with GAAP, based on various discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2010 and 2009 Quarters and Periods, as applicable.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The fair value and balance sheet locations of the interest rate swaps as of June 30, 2010 and December 31, 2009 are as follows (in millions):

	June 30, 2010	December 31, 2009
	Fair Value	Fair Value
Accounts payable and other liabilities	$1.9	$1.8

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
	Fair Value	Fair Value	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.1	$0.2	$(0.2)	$0.5

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the 2010 and 2009 Quarters and Periods.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended June 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$6,675	61,171	$0.11
Less: Net income attributable to noncontrolling interests	(27)	61,171	—
Allocation of undistributed earnings to unvested restricted share awards and units	(50)	61,171	—

Adjusted income from continuing operations attributable to the controlling interests	6,598	61,171	0.11
Income from discontinued operations, including gain on sale of real estate	8,346	61,171	0.13

Adjusted net income attributable to the controlling interests	14,944	61,171	0.24
Effect of dilutive securities:
Employee stock options and performance share units	—	116
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	6,598	61,287	0.11
Income from discontinued operations, including gain on sale of real estate	8,346	61,287	0.13

Adjusted net income attributable to the controlling interests	$14,944	61,287	$0.24

	Quarter Ended June 30, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$5,866	56,276	$0.10
Less: Net income attributable to noncontrolling interests	(52)	56,276	—
Allocation of undistributed earnings to unvested restricted share awards and units	(22)	56,276	—

Adjusted income from continuing operations attributable to the controlling interests	5,792	56,276	0.10
Income from discontinued operations, including gain on sale of real estate	7,276	56,276	0.13

Adjusted net income attributable to the controlling interests	13,068	56,276	0.23
Effect of dilutive securities:
Employee stock options and performance share units	—	1
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	5,792	56,277	0.10
Income from discontinued operations, including gain on sale of real estate	7,276	56,277	0.13

Adjusted net income attributable to the controlling interests	$13,068	56,277	$0.23

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

	Period Ended June 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$11,552	60,538	$0.19
Less: Net income attributable to noncontrolling interests	(76)	60,538	—
Allocation of undistributed earnings to unvested restricted share awards and units	(77)	60,538	—

Adjusted income from continuing operations attributable to the controlling interests	11,399	60,538	0.19
Income from discontinued operations	8,734	60,538	0.14

Adjusted net income attributable to the controlling interests	20,133	60,538	0.33
Effect of dilutive securities:
Employee stock options and performance share units	—	111
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	11,399	60,649	0.19
Income from discontinued operations, including gain on sale of real estate	8,734	60,649	0.14

Adjusted net income attributable to the controlling interests	$20,133	60,649	$0.33

	Period Ended June 30, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$15,894	54,604	$0.29
Less: Net income attributable to noncontrolling interests	(101)	54,604	—
Allocation of undistributed earnings to unvested restricted share awards and units	(83)	54,604	—

Adjusted income from continuing operations attributable to the controlling interests	15,710	54,604	0.29
Income from discontinued operations, including gain on sale of real estate	8,148	54,604	0.15

Adjusted net income attributable to the controlling interests	23,858	54,604	0.44
Effect of dilutive securities:
Employee stock options and performance share units	—	1
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	15,710	54,605	0.29
Income from discontinued operations, including gain on sale of real estate	8,148	54,605	0.15

Adjusted net income attributable to the controlling interests	$23,858	54,605	$0.44

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation due to the reclassification of certain properties as discontinued operations (see note 3 to the consolidated financial statements).

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $1.9 million and $1.8 million as of June 30, 2010 and December 31, 2009, respectively, to account for the changes in valuation of the interest rate swaps.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	June 30, 2010	December 31, 2009
Office	$1,072,384	$1,008,610
Medical office	396,363	394,804
Retail	268,161	267,932
Multifamily	320,064	319,375
Industrial/flex	304,351	304,466

	$2,361,323	$2,295,187

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

We have several properties in development. In the office segment, Dulles Station, Phase II remains in development. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development as of June 30, 2010 and December 31, 2009 is illustrated below (in thousands):

	June 30, 2010	December 31, 2009
Office	$20,096	$19,442
Medical office	5,301	5,153
Retail	495	371
Multifamily	60	65
Industrial/flex	—	—

	$25,952	$25,031

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

As of June 30, 2010, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

WRIT acquired two office buildings at Quantico Corporate Center in Stafford, Virginia during the 2010 Quarter:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000

As discussed in note 2 to the consolidated financial statements, we allocate the purchase price to the related physical assets (land, building and tenant improvements) and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets or liabilities) based on their fair values, in accordance with GAAP. Our acquisition of the properties listed above resulted in the recognition of $5.5 million in absorption costs, $2.1 million in leasing commissions, $6.4 million in tenant origination costs, $1.3 million in net intangible lease assets and $0.4 million in net intangible lease liabilities. The weighted average remaining lives for these components are 62 months for tenant origination costs, 62 months for leasing commissions and absorption costs, 67 months for net intangible lease assets and 100 months for net intangible lease liabilities.

The results of operations from these acquired properties are included in the income statement as of their acquisition date.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. We may reinvest the proceeds from the sales into other properties, use the proceeds to fund development operations or to support other corporate needs, or distribute the proceeds to our shareholders. We consider properties to be held for sale when they meet specified criteria (see note 2 – Discontinued Operations). We discontinue depreciation on these properties at that time, but we continue to recognize operating revenues, other operating expenses and interest until the date of sale. We do not have any properties classified as held for sale at June 30, 2010. We had four properties classified as held for sale at December 31, 2009, as follows (in thousands):

December 31, 2009
Office properties	$16,327
Industrial property	4,915

Total	$21,242
Less accumulated depreciation	(6,953)

$14,289

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Properties we sold during 2009 and the 2010 Period are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400

		2009 Total	456,000	$38,000

June 18, 2010	Parklawn Portfolio[1]	Office/Industrial	229,000	23,400

		2010 Total	229,000	$23,400

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Revenues	$778	$1,727	$1,672	$3,934
Property expenses	(374)	(795)	(784)	(1,786)
Depreciation and amortization	—	(330)	(96)	(674)

	$404	$602	$792	$1,474

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended June 30,		Periods Ended June 30,
Property	Segment	2010	2009	2010	2009
Avondale	Multifamily	$—	$80	$—	$392
Tech 100 Industrial Park	Industrial	—	116	—	238
Brandywine Center	Office	—	27	—	69
Crossroads Distribution Center	Industrial	—	(47)	—	72
Parklawn Plaza	Office	61	15	132	68
Lexington Building	Office	46	52	65	55
Saratoga Building	Office	121	158	225	274
Charleston Business Center	Industrial	176	201	370	306

		$404	$602	$792	$1,474

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

NOTE 4: MORTAGE NOTES PAYABLE

	(in thousands)
	June 30, 2010	December 31, 2009
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	$44,532	$44,975
On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,531	9,688
On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	18,642	18,969
On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	22,535	22,798
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	5,039	5,121
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,557	4,601
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,231	8,313
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	31,831	32,170
On August 25, 2006, we assumed a $23.1 million mortgage note payable as partial consideration for the acquisition of The Crescent and The Ridges. The mortgage bears interest at 5.82% per annum. Subsequent to quarter end, we prepaid the note without penalty on July 12, 2010.	21,682	21,888
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,443	20,599
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	4,959	5,073

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029
On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	93,712	93,084
On February 2, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	36,889	37,143

	$403,612	$405,451

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.

Total carrying amount of the above mortgaged properties was $645.9 million and $645.2 million at June 30, 2010 and December 31, 2009, respectively. Scheduled principal payments during the remaining six months of 2010 and the remaining years subsequent to December 31, 2010 are as follows (in thousands):

Principal Payments
2010	$23,794
2011	13,349
2012	21,362
2013	106,630
2014	1,516
Thereafter	244,019

410,670
Net discounts/premiums	(7,058)

Total	$403,612

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2010, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2010 (“Credit Facility No. 2”).

Credit Facility No. 1

We had $7.0 million outstanding as of June 30, 2010 related to Credit Facility No. 1, and $0.9 million in letters of credit issued, with $67.1 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. We had $28.0 million outstanding under this facility at December 31, 2009. During the 2010 Quarter, we borrowed $41.0 million for the purchase of Quantico Business Center, and repaid $44.0 million using proceeds from the sale of the Parklawn Portfolio and from the equity issued under our sales agency financing agreement.

Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the 2010 Quarter and Period, we recognized interest expense (excluding facility fees) of $23,700 and $58,100, respectively, representing an average interest rate of 0.77% and 0.70%, respectively. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $5,300, representing an average interest rate of 0.92%.

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the 2010 Quarter and Period, we incurred facility fees of $28,400 and $56,600, respectively. For the 2009 Quarter and Period, we incurred facility fees of $28,400 and $56,600, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Credit Facility No. 2

We had $100.0 million outstanding as of June 30, 2010 related to Credit Facility No. 2, and $0.9 million in letters of credit issued, with $161.1 million unused and available for subsequent acquisitions, capital improvements or general corporate purposes. $100.0 million was outstanding under this facility at December 31, 2009. We did not execute any borrowings or repayments during the 2010 Quarter.

Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. However, the interest rate on the $100.0 million in borrowings used to prepay the $100.0 million term loan during the fourth quarter of 2009 is effectively fixed by interest rate swaps. An interest rate swap fixes the interest rate at 2.525% (2.10% plus 42.5 basis points) through the interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the 2010 Quarter and Period, we recognized interest expense (excluding facility fees) of $0.6 million and $1.4 million, respectively, representing an average interest rate of 2.55% and 2.72%, respectively. For the 2009 Quarter and Period, we recognized interest expense (excluding facility fees) of $0.1 million and $0.2 million, respectively, representing an average interest rate of 1.19% and 1.00%, respectively.

Currently, Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. We incurred facility fees of $0.1 million and $0.2 million for the 2010 Quarter and Period, respectively. We incurred facility fees of $0.1 million and $0.2 million for the 2009 Quarter and Period, respectively.

Credit Facilities No. 1 and No. 2 contain certain financial and non-financial covenants, all of which have been met as of June 30, 2010.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

During the first quarter of 2010, we repurchased $1.2 million of the convertible notes at 99.3% of par, resulting in a net loss on extinguishment of debt of $41,600, net of unamortized debt costs and debt discounts. During the first quarter of 2009, we repurchased $48.6 million of the convertible notes at 80.0% to 84.0% of par, resulting in a net gain on extinguishment of debt of $5.8 million, net of unamortized debt costs and debt discounts. During the 2009 Quarter, we repurchased $40.8 million of the convertible notes at 84.0% to 92.0% of par, resulting in a net gain on extinguishment of debt of $1.2 million, net of unamortized debt costs and debt discounts. As of June 30, 2010 and December 31, 2009, the amount outstanding on the convertible notes was $133.1 million and $134.3 million, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The interest expense recognized relating to the contractual interest coupon and relating to the amortization of the discount was as follows (in millions):

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Contractual interest coupon	$1.3	$1.6	$2.6	$3.8
Amortization of the discount	$0.6	$0.7	$1.2	$1.7

The carrying amount of the equity component as of June 30, 2010 and December 31, 2009 is $21.0 million. The net carrying amount of the principal is as follows (in thousands):

	June 30, 2010	December 31, 2009
Principal, gross	$133,095	$134,328
Unamortized discount	(3,062)	(4,307)

Principal, net	$130,033	$130,021

The remaining discount is being amortized through September, 2011, on the effective interest method.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	June 30, 2010	December 31, 2009
5.95% notes due 2011	150,000	150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
3.875% notes due 2026	133,095	134,328
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(4,101)	(5,435)
Premium on notes issued	13	19

Total	$689,007	$688,912

The required principal payments excluding the effects of note discounts or premium for the remaining six months in 2010 and the years subsequent to December 31, 2010 are as follows (in thousands):

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

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of June 30, 2010.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

Elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. There were no restricted share units granted to officers in the 2010 and 2009 Quarters, respectively, pursuant to elective short term incentive deferrals. We granted 101 and 192 restricted share units on dividends in the 2010 Quarter and Period, respectively. We granted 117 and 266 restricted share units on dividends in the 2009 Quarter and Period, respectively.

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2010 and 2009 Quarters and Periods was (in millions):

	Quarter Ended June 30,
	2010	2009
Stock Based Compensation Expense	$1.4	$0.9

	Period Ended June 30,
	2010	2009(1)
Stock Based Compensation Expense	$3.0	$1.5

(1)	The 2009 Period included $0.1 million related to the accelerated vesting of departing Chief Financial Officer share grant and restricted unit awards.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

	2010
	Shares	Wtd Avg Ex Price
Outstanding at January 1	314,250	$25.39
Granted	—	$—
Exercised	(158,549)	$24.17
Expired/Forfeited	(3,311)	$29.55

Outstanding at June 30	152,390	$26.55
Exercisable at June 30	152,390	$26.55

The 152,390 options outstanding at June 30, 2010, all of which are exercisable, have exercise prices between $21.34 and $33.09, with a weighted-average exercise price of $26.55 and a weighted average remaining contractual life of 2.5 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2010 was $0.2 million. In the 2010 Quarter and Period, the aggregate intrinsic value of options exercised was minimal and $0.8 million, respectively, and the aggregate intrinsic value of options forfeited in the 2010 Quarter and Period was minimal. There were no options exercised or forfeited in the 2009 Quarter or Period.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The following tables detail the activity for the period ended June 30, 2010 related to our share grants, restricted share units, and performance share units.

Share Grants

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	359,289	$29.66
Unvested at January 1	1,870	$32.50
Granted	—	$—
Vested during year	(940)	$32.50
Expired/Forfeited	—	$—

Unvested at June 30	930	$32.50
Vested at June 30	360,229	$29.67

The total fair value of shares vested during the 2010 Period is $27,000. As of June 30, 2010, the total compensation cost related to non-vested share awards not yet recognized was $20,000, which we expect to recognize over a weighted average period of eight months.

Restricted Share Units

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	63,856	$33.49
Unvested at January 1	158,406	$28.08
Granted	40,663	$26.71
Vested during year	(8,684)	$36.58
Expired/Forfeited	—	$—

Unvested at June 30	190,385	$27.40
Vested at June 30	72,540	$33.86

The total fair value of restricted share units vested during the 2010 Period is $251,300. The value of unvested restricted share units at June 30, 2010 was $4.2 million, which we expect to recognize as compensation cost over a weighted average period of 43 months. The unamortized value of restricted share units expected to be awarded in December 2010 is $1.1 million, which we expect to recognize as compensation cost over a weighted average period of 42 months.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Performance Share Units

Performance Share Units with Performance Conditions:

	2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1	79,600	$24.31
Unvested at January 1	53,400	$26.69
Granted	1,300	$17.15
Vested during year	(1,300)	$17.15
Expired/Forfeited	—	$—

Unvested at June 30	53,400	$26.69
Vested at June 30	80,900	$24.20

Performance Share Units with Market Conditions:

2010
	Shares	Wtd Avg Grant Fair Value
Vested at January 1 Unvested at January 1	— 61,000	$ $	— 25.28
Granted	—		$—
Vested during year	—		$—
Expired/Forfeited	—		$—

Unvested at June 30	61,000		$25.28
Vested at June 30	—		$—

The total fair value of performance share units vested during the 2010 Period is $22,300. As of June 30, 2010, the future expected expense related to performance share units with performance conditions, estimated based on the probable number of performance share units expected to vest under the current plan, totaled $2.7 million, which we expect to recognize as compensation cost over a weighted average period of 22 months. As of June 30, 2010, the future expected expense related to performance share units with market conditions, totaled $1.1 million, which we expect to recognize over a weighted average period of 26 months.

We determine the fair value of performance share units that contain market conditions included in the chart above using a binomial model employing a Monte Carlo method as of the grant date. The market condition performance measurement is the cumulative three-year average total shareholder return relative to a defined population of 25 peer companies. The model evaluates the awards for changing total shareholder return over the term of vesting, relative to the peer group, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. There were no performance share units with market conditions prior to 2009. No awards were granted in the 2010 Period. The following are the average assumptions used to value the awards granted as of June 30, 2010 and their respective determined fair value:

	2/26/2009 Award(1)	12/15/2009 Award(2)
Expected volatility	33.4%	58.06%
Risk-free interest rate	1.5%	1.38%
Expected life (from grant date)	3.0 years	3.0 years
Price of underlying stock at measurement date	$17.15	$26.69
Performance share unit grant date fair value	$20.15	$33.19

(1)	Granted for the 2009 – 2011 performance period.
(2)	Granted for the 2010 – 2012 performance period.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

We based the expected volatility upon the historical volatility of our monthly or daily share closing prices. We based the risk-free interest rate used on U.S. Treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, we may make discretionary contributions on behalf of eligible employees. WRIT made contributions to the 401K plan of $0.1 million and $0.3 million for the 2010 Quarter and Period, respectively, and $0.1 million and $0.2 million for the 2009 Quarter and Period, respectively.

We have adopted a non-qualified deferred compensation plan for the officers and members of the Board of Trustees. The plan allows for a deferral of a percentage of annual cash compensation and trustee fees. The plan is unfunded and payments are to be made out of the general assets of WRIT. The deferred compensation liability was $1.0 million and $0.9 million at June 30, 2010 and December 31, 2009, respectively.

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior Chief Executive Officer. Under this plan, upon the prior Chief Executive Officer’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with FASB ASC 715-30 (formerly SFAS No. 87, Employers’ Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior Chief Executive Officer’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At June 30, 2010 the accrued benefit liability was $1.7 million. For the 2010 Quarter and Period, we recognized current service cost of $28,000 and $59,000, respectively. For the 2009 Quarter and Period, we recognized current service cost of $31,000 and $62,000, respectively. On December 31, 2006, we adopted the recognition and disclosure provisions of FASB ASC 715-20 (formerly SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans). FASB ASC 715-20 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Because the prior Chief Executive Officer’s SERP is unfunded, the adoption of FASB ASC 715-20 did not have an effect on our consolidated financial condition at December 31, 2006, or for any prior period presented and it will not affect our operating results in future periods. We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the Chief Executive Officer’s retirement. Benefit payments to the prior Chief Executive Officer began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior Chief Executive Officer. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with FASB ASC 710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the 2010 Quarter and Period, we recognized current service cost of $86,000 and $172,000, respectively. For the 2009 Quarter and Period, we recognized current service cost of $50,000 and $111,000, respectively.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2010 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2010.

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

Notes Payable

The fair value of these securities is estimated based primarily on lender quotes for securities with similar terms and characteristics.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$36,470	$36,470	$30,373	$30,373
2445 M Street note receivable	$6,821	$8,211	$7,157	$8,995
Interest rate hedge liability	$1,949	$1,949	$1,757	$1,757
Mortgage notes payable	$403,612	$425,418	$405,451	$406,982
Lines of credit payable	$107,000	$107,000	$128,000	$128,000
Notes payable	$689,007	$722,522	$688,912	$693,620

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Office	44%	44%	44%	44%
Medical office	15%	15%	15%	15%
Retail	14%	13%	13%	13%
Multifamily	16%	15%	16%	15%
Industrial	11%	13%	12%	13%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	June 30, 2010	December 31, 2009
Office	45%	44%
Medical office	17%	17%
Retail	11%	12%
Multifamily	14%	14%
Industrial/Flex	13%	13%

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

The following table presents revenues and net operating income for the 2010 and 2009 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended June 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,380	$11,288	$10,200	$11,914	$8,363	$—	$75,145
Real estate expenses	11,189	3,603	2,566	4,523	2,276	—	24,157

Net operating income	$22,191	$7,685	$7,634	$7,391	$6,087	$—	$50,988
Depreciation and amortization							(23,669)
Interest expense							(17,013)
General and administrative							(3,519)
Other income (expense)							(112)
Gain on sale of real estate							7,942
Income from discontinued operations							404

Net income							15,021
Less: Net income attributable to noncontrolling interests							(27)

Net income attributable to the controlling interests							$14,994

Capital expenditures	$2,799	$1,960	$287	$498	$62	$103	$5,709

Total assets	$968,631	$357,696	$222,972	$233,976	$242,025	$41,540	$2,066,840

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

	Quarter Ended June 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,198	$11,034	$10,233	$11,604	$9,527	$—	$75,596
Real estate expenses	11,784	3,566	2,565	4,696	2,467	—	25,078

Net operating income	$21,414	$7,468	$7,668	$6,908	$7,060	$—	$50,518
Depreciation and amortization							(23,178)
Interest expense							(19,316)
General and administrative							(3,375)
Other income (expense)							(2)
Gain on extinguishment of debt, net							1,219
Gain on sale of real estate							6,674
Income from discontinued operations							602

Net income							13,142
Less: Net income attributable to noncontrolling interests							(52)

Net income attributable to the controlling interests							$13,090

Capital expenditures	$5,296	$1,278	$455	$1,064	$625	$67	$8,785

Total assets	$939,784	$342,693	$227,252	$246,385	$264,135	$90,563	$2,110,812

	Period Ended June 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$66,302	$22,703	$20,701	$23,756	$18,129	$—	$151,591
Real estate expenses	22,793	7,554	5,850	9,626	5,735	—	51,558

Net operating income	$43,509	$15,149	$14,851	$14,130	$12,394	$—	$100,033
Depreciation and amortization							(47,181)
Interest expense							(34,078)
General and administrative							(7,302)
Other income (expense)							122
Loss on extinguishment of debt, net							(42)
Gain on sale of real estate							7,942
Income from discontinued operations							792

Net income							20,286
Less: Net income attributable to noncontrolling interests							(76)

Net income attributable to the controlling interests							$20,210

Capital expenditures	$5,124	$2,722	$205	$731	$290	$164	$9,236

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

	Period Ended June 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$66,863	$22,520	$20,812	$22,773	$19,208	$—	$152,176
Real estate expenses	24,163	7,499	5,438	9,585	5,289	—	51,974

Net operating income	$42,700	$15,021	$15,374	$13,188	$13,919	$—	$100,202
Depreciation and amortization							(46,136)
Interest expense							(38,997)
General and administrative							(6,413)
Other income (expense)							174
Gain on extinguishment of debt, net							7,064
Gain on sale of real estate							6,674
Income from discontinued operations							1,474

Net income							24,042
Less: Net income attributable to noncontrolling interests							(101)

Net income attributable to the controlling interests							$23,941

Capital expenditures	$7,485	$2,157	$504	$1,578	$1,532	$141	$13,397

NOTE 11: SHAREHOLDERS’ EQUITY

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales under this program of our common shares are made at market prices prevailing at the time of sale. We used the net proceeds from the sale of common shares under this program for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. For the 2010 Quarter, we issued 1.8 million common shares at a weighted average price of $29.47 under this program, raising $51.3 million in net proceeds. For the 2010 Period, we issued 2.3 million common shares at a weighted average price of $29.60 under this program, raising $67.1 million in net proceeds. Subsequent to the 2010 Quarter, we issued an additional 90,871 common shares at a weighted average price of $28.25 under this program, raising $2.5 million in net proceeds.

For the 2009 Period, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

During the 2009 Quarter, we completed an underwritten public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds. We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use the net proceeds under this program for general corporate purposes. For the 2010 Quarter, we issued 45,072 common shares at a weighted average price of $28.38 per share, raising $1.3 million in net proceeds. For the 2010 Period, we issued 87,470 common shares at a weighted average price of $29.28 per share, raising $2.6 million in net proceeds. We did not issue common shares under this program during the 2009 Period.

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

We refer to the three months ended June 30, 2010 and June 30, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively, and to the six months ended June 30, 2010 and June 30, 2009 as the “2010 Period” and “2009 Period”, respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and cash requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing the 2010 Quarter to the 2009 Quarter and the 2010 Period to the 2009 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

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

•

Economic occupancy (“occupancy”), calculated as actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. We determine gross potential real estate rental revenue by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates for comparable properties. We do not consider percentage rents and expense reimbursements in computing economic occupancy percentages.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2010, we owned a diversified portfolio of 88 properties totaling approximately 10.9 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 88 properties consisted of 26 office properties, 19 industrial/flex properties, 18 medical office properties, 14 retail centers and 11 multifamily properties.

We have a fundamental strategy of regional focus and diversification by property type. During the 2010 Quarter we acquired two fully-leased office buildings totaling approximately 271,000 square feet at Quantico Corporate Center in Stafford, Virginia and sold Parklawn Plaza, the Lexington Building, the Saratoga Building and Charleston Business Center (collectively, the “Parklawn Portfolio”). These purchase and sale transactions are consistent with our strategy in recent years of upgrading our portfolio by selling lower quality properties and acquiring or developing higher quality properties that are inside the Beltway, near major transportation nodes or with Base Realignment and Closure (“BRAC”) initiatives or other significant employment drivers in the greater metro area. We will seek to continue to upgrade our portfolio as opportunities arise. However, market conditions may limit our ability to acquire or sell properties at attractive prices in the future.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the 2010 and 2009 Quarters were as follows (in thousands):

	2010 Quarter	2009 Quarter	Change
Real estate rental revenue	$75,145	$75,596	$(451)
NOI (1)	$50,988	$50,518	$470
Net income attributable to the controlling interests	$14,994	$13,090	$1,904
FFO (2)	$30,721	$29,924	$797

(1)	See page 41 of the MD&A for reconciliations of NOI to net income.
(2)	See page 60 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenue decreased by $0.5 million in the 2010 Quarter as compared to the 2009 Quarter as lower occupancy in our core portfolio was partially offset by increases attributable to the acquisition of Quantico Corporate Center and the lease-up of our development properties. The $0.5 million increase in NOI reflects the acquisition of Quantico Corporate Center as well as lower real estate taxes caused by lower assessments on our properties.

The increases in net income and FFO also reflect a $2.3 million decrease in interest expense during the 2010 Quarter. The lower interest expense results from the paydowns of convertible notes and a $50.0 million mortgage note during 2009 and 2010 using the proceeds from equity issuances and property sales, as well as prepaying the $100.0 term loan using lower interest borrowings on our lines of credit.

We believe our declines in occupancy reflect the economic conditions of the Washington metro area, as recovery from the national economic recession has been slow. According to Delta Associates/Transwestern Commercial Services (“Delta”), the area’s unemployment rate was 5.9% at April 2010, an increase from 5.5% one year prior, and the area’s overall office vacancy rate for the 2010 Quarter was 12.8%, up from 12.1% one year prior. Delta has stated that it expects the recovery from the recession to be slow during the balance of 2010, with meaningful growth not occurring until 2011.

Investment and Sales Activity

We acquired two newly constructed office buildings totaling approximately 271,000 square feet in Stafford, Virginia for $68.0 million. Both buildings are fully leased, though their contributions to our net income and FFO for 2010 are partially offset by acquisition costs of approximately $0.5 million. These properties fit within our growth strategy by being near a significant employment driver, the Marine Corps Base Quantico (“Quantico”). The BRAC Commission has directed five military department investigative agencies to co-locate at Quantico no later than September 2011. We will continue to explore the marketplace for additional acquisitions during 2010. However, we do not expect any potential additional acquisitions to provide any significant improvement to our operating performance in 2010 due to acquisition costs.

We sold the Parklawn Portfolio during the 2010 Quarter for a contract sales price of $23.4 million and a gain on sale of $7.9 million. We used the proceeds from the sale to pay down a portion of our lines of credit. We will continue to explore the sale of other properties in our portfolio, including assets where we expect slower cash flow growth.

Cash Requirements

Subsequent to the end of the 2010 Quarter, we prepaid without penalty a $21.7 million mortgage note using proceeds from our lines of credit. Our total remaining debt maturities for the balance of 2010 and 2011 are $2.1 million and $403.4 million, respectively. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the 2010 and 2009 Periods:

2010 Period

•	The acquisition of two office buildings for $68.0 million, adding approximately 271,000 square feet, which were 100% leased at the end of the 2010 Period.

•	The disposition of the Parklawn Portfolio, consisting of three office properties and one industrial property, for a contract sales price of $23.4 million and a gain on sale of $7.9 million.

•	The repurchase of $1.2 million of our 3.875% convertible notes at 99.3% of par, resulting in a net loss on extinguishment of debt of $41,600.

•	The issuance of 2.3 million common shares at a weighted average price of $29.60 under our sales agency financing agreement, raising $67.1 million in net proceeds.

•

The execution of new leases for 0.9 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 16.0% over expiring leases.

2009 Period

•	The completion of a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds.

•	The disposition of one multifamily property for a contract sales price of $19.75 million and a gain on sale of $6.7 million.

•

The execution of an agreement to modify our $100.0 million term loan with Wells Fargo Bank, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the term loan from LIBOR plus 150 basis points to LIBOR plus 275 basis points.

•	The repurchase of $89.4 million of our 3.875% convertible notes at 80% to 92% of par, resulting in a net gain on extinguishment of debt of $7.1 million.

•	The issuance of 0.6 million common shares at a weighted average price of $26.47 under our sales agency financing agreement, raising $14.6 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•	The execution of new leases for 0.8 million square feet of commercial space, with an average rental rate increase of 13.2% over expiring leases.

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

Our significant accounting policies are described in note 2 to the consolidated financial statements in this Form 10-Q.

We believe the following critical accounting estimates are the most critical to aid in fully understanding our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts

We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. We base this estimate on our historical experience and a monthly review of the current status of our receivables. We consider factors such as the age of the receivable, the payment history of our tenants and our assessment of our tenants’ ability to perform under their lease obligations, among other things. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Our estimate of uncollectible accounts is subject to revision as these factors change and is sensitive to the impact of economic and market conditions on tenants.

Real Estate

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

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the useful life of the asset, which is typically the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify above market net lease intangible assets as other assets and amortize net lease intangible assets on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize net lease intangible liabilities on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we write off the unamortized portion of the tenant origination cost (if it has no future value), leasing commissions, absorption costs and net lease intangible associated with that lease.

We capitalize interest costs on borrowing obligations while qualifying assets are being readied for their intended use. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

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

Stock Based Compensation

We initially measure compensation expense for restricted performance-based share units at fair value at the grant date as payouts are probable, and we re-measure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and a vesting has occurred. The number of restricted performance-based share units that actually vest may differ significantly from our estimates. We amortize such performance-based share units to expense over the performance period.

We measure compensation expense for performance-based share units with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation. We amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

We estimate forfeitures for unvested stock based compensation based on historical pre-vesting employee forfeiture patterns. We ultimately adjust our pre-vesting forfeiture assumptions to actual forfeiture rates, so changes in forfeiture assumptions would not affect the expense ultimately recognized over the vesting period. Estimated forfeitures are reassessed each reporting period based on historical experience and current projections for the future.

Federal Income Taxes

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards that begin to expire in 2028. We have considered estimated future taxable income and have determined that a full valuation allowance for our net deferred tax assets is appropriate.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2010 and 2009 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Minimum base rent	$65,697	$65,651	$46	0.1%	$131,060	$130,820	$240	0.2%
Recoveries from tenants	8,042	8,767	(725)	(8.3%)	17,777	19,058	(1,281)	(6.7%)
Provisions for doubtful accounts	(1,321)	(1,555)	234	15.0%	(2,867)	(2,928)	61	2.1%
Lease termination fees	133	272	(139)	(51.1%)	448	460	(12)	(2.6%)
Parking and other tenant charges	2,594	2,461	133	5.4%	5,173	4,766	407	8.5%

	$75,145	$75,596	$(451)	(0.6%)	$151,591	$152,176	$(585)	(0.4%)

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

Minimum Base Rent: Minimum base rent slightly increased in the 2010 Quarter as compared to the 2009 Quarter due to the acquisition of Quantico Corporate Center ($0.7 million) and the lease-up of our development properties ($0.3 million). Minimum base rent from core properties decreased by $0.9 million due primarily to lower occupancy ($1.6 million) and higher rent abatements ($0.2 million), partially offset by higher rental rates ($1.0 million).

Minimum base rent increased by $0.2 million in the 2010 Period as compared to the 2009 Period due to the acquisition of Quantico Corporate Center ($0.7 million) and the lease-up of our development properties ($0.9 million). Minimum base rent from core properties decreased by $1.3 million due to lower occupancy ($2.7 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($1.8 million).

Recoveries from Tenants: Recoveries from tenants decreased by $0.7 million in the 2010 Quarter as compared to the 2009 Quarter due to lower real estate tax reimbursements caused by lower property assessments across the portfolio.

Recoveries from tenants decreased by $1.3 million in the 2010 Period as compared to the 2009 Period due primarily to lower real estate tax reimbursements ($1.5 million) caused by lower property assessments across the portfolio and lower utility reimbursements ($0.4 million). These were offset by higher common area maintenance reimbursements ($0.6 million) due to costs associated with severe snow storms during the first quarter of 2010.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to lower provisions in the industrial segment.

Provisions for doubtful accounts decreased by $0.1 million in the 2010 Period as compared to the 2009 Period due to lower provisions in the industrial segment ($0.3 million), partially offset by higher provisions in the office segment ($0.2 million).

Lease Termination Fees: Lease termination fees decreased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due to fewer terminations in the office, medical office and industrial segments.

Lease termination fees were flat in the 2010 Period as compared to the 2009 Period.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.1 million in 2010 Quarter as compared to the 2009 Quarter due to higher antenna rent from new rental contracts in the multifamily and office segments.

Parking and other tenant charges increased by $0.4 million in 2010 Period as compared to the 2009 Period due primarily to higher antenna rent ($0.3 million) caused by the execution of new rental contracts in the multifamily and office segments.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended June 30,			Periods Ended June 30,
	2010	2009	Change	2010	2009	Change
Office	91.7%	93.5%	(1.8%)	91.9%	93.3%	(1.4%)
Medical Office	91.0%	95.9%	(4.9%)	91.1%	96.2%	(5.1%)
Retail	92.0%	95.0%	(3.0%)	91.6%	95.1%	(3.5%)
Multifamily	93.7%	90.6%	3.1%	93.9%	89.0%	4.9%
Industrial	82.3%	90.6%	(8.3%)	83.9%	90.8%	(6.9%)

Total	90.8%	93.2%	(2.4%)	91.1%	92.9%	(1.8%)

We calculate economic occupancy as actual real estate rental revenue recognized for the period indicated as a percentage of gross potential real estate rental revenue for that period. We determine gross potential real estate rental revenue by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates for comparable properties. We do not consider percentage rents and expense reimbursements in computing economic occupancy percentages.

Our overall economic occupancy decreased to 90.8% in the 2010 Quarter from 93.2% in the 2009 Quarter and to 91.1% in the 2010 Period from 92.9% in the 2009 Period, due to lower occupancy across the office, medical office, retail and industrial segments, partially offset by higher multifamily occupancy due to the lease-up of our development properties, Bennett Park and Clayborne Apartments.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Property operating expenses	$16,616	$16,888	$(272)	(1.6%)	$36,481	$35,750	$731	2.0%
Real estate taxes	7,541	8,190	(649)	(7.9%)	15,077	16,224	(1,147)	(7.1%)

	$24,157	$25,078	$(921)	(3.7%)	$51,558	$51,974	$(416)	(0.8%)

Real estate expenses as a percentage of revenue were 32.1% and 34.0% for the 2010 Quarter and Period, respectively, and 33.2% and 34.2% for the 2009 Quarter and Period, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses decreased by $0.3 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to larger recoveries of bad debt ($0.6 million), partially offset by operating expenses from acquisition properties ($0.2 million).

Property operating expenses increased $0.7 million in the 2010 Period as compared to the 2009 Period due primarily to higher snow removal costs ($2.0 million) caused by severe snow storms during the first quarter of 2010, as well as expenses related to acquisition ($0.3 million) and development ($0.3 million) properties These were partially offset by lower utilities costs ($1.1 million) and larger recoveries of bad debt ($0.8 million) at core properties.

Real Estate Taxes: Real estate taxes decreased $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due to the lower assessments across the portfolio.

Real estate taxes decreased $1.1 million in the 2010 Period as compared to the 2009 Period due to the lower assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Depreciation and amortization	$23,669	$23,178	$491	2.1%	$47,181	$46,136	$1,045	2.3%
Interest expense	17,013	19,316	(2,303)	(11.9%)	34,078	38,997	(4,919)	(12.6%)
General and administrative	3,519	3,375	144	4.3%	7,302	6,413	889	13.9%

	$44,201	$45,869	$(1,668)	(3.6%)	$88,561	$91,546	$(2,985)	(3.3%)

Depreciation and Amortization: Depreciation and amortization expense increased by $0.5 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to acquisition properties ($0.4 million).

Depreciation and amortization expense increased by $1.0 million in the 2010 Period as compared to the 2009 Period due primarily to acquisition properties ($0.6 million) and higher core real estate depreciation ($0.4 million).

Interest Expense: A summary of interest expense by debt type for the 2010 and 2009 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Notes payable	$10.2	$12.1	$(1.9)	(15.7%)	$20.5	$25.0	$(4.5)	(18.0%)
Mortgages	6.2	7.2	(1.0)	(13.9%)	12.4	14.0	(1.6)	(11.4%)
Lines of credit/short-term note payable	0.9	0.3	0.6	200.0%	1.9	0.7	1.2	171.4%
Capitalized interest	(0.3)	(0.3)	—	—	(0.7)	(0.7)	—	—

Total	$17.0	$19.3	$(2.3)	(11.9%)	$34.1	$39.0	($4.9)	(12.6%)

Interest expense decreased $2.3 million in the 2010 Quarter compared to the 2009 Quarter due primarily to the prepayment of our $100.0 million term loan ($1.4 million in lower interest) in December 2009, the prepayment of a $50.0 million mortgage note payable ($1.0 million in lower interest) in July 2009 and the repurchases of our convertible notes payable ($0.5 million in lower interest) during 2009 and 2010. These were partially offset by higher interest on our unsecured lines of credit ($0.6 million), which we used to finance the prepayment of the $100.0 million term loan.

Interest expense decreased $4.9 million in the 2010 Period compared to the 2009 Period due primarily to the prepayment of our $100.0 million term loan ($2.5 million in lower interest) in December 2009, the prepayment of a $50.0 million mortgage note payable ($1.6 million in lower interest) in July 2009 and the repurchases of our convertible notes payable ($1.9 million in lower interest) during 2009 and 2010. These were partially offset by higher interest on our unsecured lines of credit ($1.2 million), which we used finance the prepayment of the $100.0 million term loan.

General and Administrative Expense: General and administrative expense increased by $0.1 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher share-based compensation expense ($0.4 million), partially offset by an increase in the allocation of general and administrative costs to operating properties ($0.3 million).

General and administrative expense increased by $0.9 million in the 2010 Period as compared to the 2009 Period due primarily to higher share-based compensation expense ($1.5 million), partially offset by an increase in the allocation of general and administrative costs to operating properties ($0.4 million).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2009 and the 2010 Period are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400

		2009 Total	456,000	$38,000

June 18, 2010	Parklawn Portfolio[1]	Office/Industrial	229,000	$23,400

		2010 Total	229,000	$23,400

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Revenues	$778	$1,727	$(949)	(55.0%)	$1,672	$3,934	$(2,262)	(57.5%)
Property expenses	(374)	(795)	421	53.0%	(784)	(1,786)	1,002	56.1%
Depreciation and amortization	—	(330)	330	100.0%	(96)	(674)	578	85.8%

Total	$404	$602	$(198)	(32.9%)	$792	$1,474	$(682)	(46.3%)

Income from operations of properties sold or held for sale decreased by $0.2 million and $0.7 million for the 2010 Quarter and Period, respectively, due to sale of the Parklawn Portfolio during the 2010 Quarter and the sales of Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center during 2009.

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

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$71,427	$72,932	$(1,505)	(2.1%)
Non-core (1)	3,718	2,664	1,054	39.6%

Total real estate rental revenue	$75,145	$75,596	$(451)	(0.6%)
Real Estate Expenses
Core	$22,643	$23,841	$(1,198)	(5.0%)
Non-core (1)	1,514	1,237	277	22.4%

Total real estate expenses	$24,157	$25,078	$(921)	(3.7%)
NOI
Core	$48,784	$49,091	$(307)	(0.6%)
Non-core (1)	2,204	1,427	777	54.4%

Total NOI	$50,988	$50,518	$470	0.9%

Reconciliation to Net Income
NOI	$50,988	$50,518
Other income (expense)	(112)	(2)
Interest expense	(17,013)	(19,316)
Depreciation and amortization	(23,669)	(23,178)
General and administrative expenses	(3,519)	(3,375)
Gain on sale of real estate	7,942	6,674
Gain (loss) on extinguishment of debt	—	1,219
Discontinued operations(2)	404	602

Net income	15,021	13,142
Less: Net income attributable to noncontrolling interests	(27)	(52)

Net income attributable to the controlling interests	$14,994	$13,090

	Quarters Ended June 30,
Economic Occupancy	2010	2009
Core	91.4%	93.7%
Non-core (1)	83.3%	84.3%

Total	90.8%	93.2%

(1)	Non-core properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2009 acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2010 dispositions – Parklawn Plaza, Saratoga Building, Lexington Building and Charleston Business Center

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue decreased by $0.5 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower core occupancy ($1.6 million) and lower core real estate tax reimbursements ($0.9 million), partially offset by higher core rental rates ($1.0 million). These were offset by the acquisition of Quantico Business Center ($0.7 million) and the lease-up of our development properties ($0.4 million).

Real estate expenses decreased by $0.9 million in the 2010 Quarter as compared to the 2009 Quarter due to lower real estate taxes ($0.7 million) caused by lower assessments and higher recoveries of bad debt ($0.6 million). These were offset by a $0.3 million increase in our non-core portfolio primarily attributable to our acquisitions.

Core economic occupancy decreased to 91.4% in the 2010 Quarter from 93.7% in the 2009 Quarter, with the largest decreases in the retail and industrial segments. Non-core economic occupancy decreased to 83.3% in the 2010 Quarter from 84.3% in the 2009 Quarter due to the acquisition of the vacant Lansdowne Medical Office Building in 2009, which was 15.1% leased as of the end of the 2010 Quarter. This was partially offset by the completion of lease-up for our development properties in the office and multifamily segments and the acquisition of the fully-leased Quantico Corporate Center during the 2010 Quarter. During the 2010 Quarter, 49.0% of the commercial square footage expiring was renewed as compared to 71.2% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 640,800 commercial square feet at an average rental rate of $21.95 per square foot, an increase of 16.2%, with average tenant improvements and leasing costs of $19.69 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$31,625	$32,226	$(601)	(1.9%)
Non-core (1)	1,755	972	783	80.6%

Total real estate rental revenue	$33,380	$33,198	$182	0.5%
Real Estate Expenses
Core	$10,595	$11,418	$(823)	(7.2%)
Non-core (1)	594	366	228	62.3%

Total real estate expenses	$11,189	$11,784	$(595)	(5.0%)
NOI
Core	$21,030	$20,808	$222	1.1%
Non-core (1)	1,161	606	555	91.6%

Total NOI	$22,191	$21,414	$777	3.6%

Economic Occupancy	2010	2009
Core	91.5%	93.8%
Non-core (1)	94.7%	86.9%

Total	91.7%	93.5%

(1)	Non-core properties include:

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Development property – Dulles Station, Phase I

Real estate rental revenue in the office segment increased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to the acquisition of Quantico Corporate Center ($0.7 million) and the lease-up of Dulles Station, Phase I ($0.1 million). Real estate rental revenue from core properties decreased by $0.6 million due to lower occupancy ($0.8 million) and lower real estate tax reimbursements ($0.5 million), partially offset by higher rental rates ($0.8 million).

Real estate expenses in the office segment decreased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate taxes ($0.3 million) caused by lower assessments and to greater recoveries of bad debt ($0.5 million). Noncore real estate expenses increased by $0.2 million due to the acquisition of Quantico Corporate Center.

Core economic occupancy decreased to 91.5% in the 2010 Quarter from 93.8% in the 2009 Quarter, driven by lower occupancy at 2000 M Street, 6565 Arlington Boulevard and 7900 Westpark Drive. These were partially offset by higher economic occupancy at One Central Plaza. Non-core economic occupancy increased to 94.7% from 86.9%, reflecting the completion of the lease-up of Dulles Station, Phase I and the acquisition of the fully-leased Quantico Corporate Center. During the 2010 Quarter, 51.8% of the square footage that expired was renewed compared to 64.6% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 149,300 square feet of office space at an average rental rate of $31.49 per square foot, an increase of 6.0%, with average tenant improvements and leasing costs of $52.44 per square foot.

Medical Office Segment:

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$11,277	$11,033	$244	2.2%
Non-core (1)	11	—	11	—

Total real estate rental revenue	$11,288	$11,033	$255	2.3%
Real Estate Expenses
Core	$3,492	$3,566	$(74)	(2.1%)
Non-core (1)	111	—	111	—

Total real estate expenses	$3,603	$3,566	$37	1.0%
NOI
Core	$7,785	$7,467	$318	4.3%
Non-core (1)	(100)	—	(100)	—

Total NOI	$7,685	$7,467	$218	2.9%

Economic Occupancy	2010	2009
Core	95.7%	95.9%
Non-core (1)	1.7%	—

Total	91.0%	95.9%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.3 million in 2010 Quarter as compared to the 2009 Quarter due primarily to higher rental rates.

Real estate expenses in the medical office segment slightly increased in the 2010 Quarter as compared to the 2009 Quarter due the expenses contributed by the 2009 acquisition, Lansdowne Medical Office Building.

Core economic occupancy decreased to 95.7% in the 2010 Quarter from 95.9% in the 2009 Quarter, driven by lower occupancy at Ashburn Farm Office Park. The non-core economic occupancy of 1.7% for the 2010 Quarter reflects Lansdowne Medical Office Building, which was 15.1% leased at the end of the 2010 Quarter. During the 2010 Quarter, 60.4% of the square footage that expired was renewed compared to 76.1% in the 2009 Quarter. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 92,000 square feet of medical office space at an average rental rate of $39.30, an increase of 21.7%, with average tenant improvements and leasing costs of $27.92 per square foot.

Retail Segment:

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$10,200	$10,233	$(33)	(0.3%)
Real Estate Expenses
Total	$2,566	$2,565	$1	0.0%
NOI
Total	$7,634	$7,668	$(34)	(0.4%)

Economic Occupancy	2010	2009
Total	92.0%	95.0%

Real estate rental revenue in the retail segment slightly decreased in the 2010 Quarter as compared to the 2009 Quarter as lower occupancy ($0.3 million) was offset by higher reimbursements for common area maintenance ($0.2 million) and higher rental rates ($0.1 million).

Real estate expenses in the retail segment were flat in the 2010 Quarter as compared to the 2009 Quarter as higher common area maintenance costs ($0.1 million) were offset by lower legal fees ($0.1 million).

Economic occupancy decreased to 92.0% in the 2010 Quarter from 95.0% in the 2009 Quarter, driven by lower occupancy at Frederick Crossing, Montrose Shopping Center and Montgomery Village Center. During the 2010 Quarter, 72.5% of the square footage that expired was renewed compared to 55.9% in the 2009 Quarter. During the 2010 Quarter, we executed new leases for 113,900 square feet of retail space at an average rental rate of $16.30, an increase of 1.2%, with average tenant improvements and leasing costs of $6.87 per square foot.

Multifamily Segment:

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$9,962	$9,913	$49	0.5%
Non-core (1)	1,952	1,692	260	15.4%

Total real estate rental revenue	$11,914	$11,605	$309	2.7%
Real Estate Expenses
Core	$3,714	$3,825	$(111)	(2.9%)
Non-core (1)	809	871	(62)	(7.1%)

Total real estate expenses	$4,523	$4,696	$(173)	(3.7%)
NOI
Core	$6,248	$6,088	$160	2.6%
Non-core (1)	1,143	821	322	39.2%

Total NOI	$7,391	$6,909	$482	7.0%

Economic Occupancy	2010	2009
Core	94.0%	92.4%
Non-core (1)	92.4%	82.3%

Total	93.7%	90.6%

(1)	Non-core properties include:

Development properties – Clayborne Apartments and Bennett Park

Real estate rental revenue in the multifamily segment increased by $0.3 million in the 2010 Quarter as compared to the 2009 Quarter due to the lease-up of the development properties. Real estate rental revenue from core properties increased by $0.1 million as higher occupancy ($0.2 million) was offset by lower rental rates ($0.1 million).

Real estate expenses in the multifamily segment decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower utilities ($0.1 million).

Core economic occupancy increased to 94.0% in the 2010 Quarter from 92.4% in the 2009 Quarter, driven by higher occupancy at the Ashby at McLean, Country Club Towers and Park Adams Apartments. Non-core economic occupancy increased to 92.4% from 82.3%, reflecting the completion of lease-up at Bennett Park and Clayborne Apartments.

Industrial Segment:

	Quarters Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$8,363	$9,527	$(1,164)	(12.2%)
Real Estate Expenses
Total	$2,276	$2,467	$(191)	(7.7%)
NOI
Total	$6,087	$7,060	$(973)	(13.8%)

Economic Occupancy	2010	2009
Total	82.3%	90.6%

Real estate rental revenue in the industrial segment decreased by $1.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower occupancy ($0.7 million), lower common area maintenance reimbursements ($0.3 million), lower real estate tax reimbursements ($0.2 million) and lower lease termination fees ($0.1 million), offset by lower bad debt ($0.2 million).

Real estate expenses in the industrial segment decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate taxes caused by lower property assessments.

Economic occupancy decreased to 82.3% in the 2010 Quarter from 90.6% in the 2009 Quarter, driven by lower occupancy at Fullerton Business Center, NVIP I&II and Albemarle. During the 2010 Quarter, 7.6% of the square footage that expired was renewed compared to 78.2% in the 2009 Quarter, excluding properties sold or classified as held for sale. The lower renewal rate for the 2010 Quarter is due to the non-renewal of a large tenant at Northern Virginia Industrial Park. During the 2010 Quarter, we executed new leases for 285,600 square feet of industrial space at an average rental rate of $13.62, an increase of 35.6%, with average tenant improvements and leasing costs of $5.03 per square foot.

2010 Period Compared to 2009 Period

The following tables of selected operating data provide the basis for our discussion of NOI in 2010 compared to 2009. All amounts are in thousands except percentage amounts.

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$144,843	$147,051	$(2,208)	(1.5%)
Non-core (1)	6,748	5,125	1,623	31.7%

Total real estate rental revenue	$151,591	$152,176	$(585)	(0.4%)
Real Estate Expenses
Core	$48,547	$49,519	$(972)	(2.0%)
Non-core (1)	3,011	2,455	556	22.6%

Total real estate expenses	$51,558	$51,974	$(416)	(0.8%)
NOI
Core	$96,296	$97,532	$(1,236)	(1.3%)
Non-core (1)	3,737	2,670	1,067	40.0%

Total NOI	$100,033	$100,202	$(169)	(0.2%)

Reconciliation to Net Income
NOI	$100,033	$100,202
Other income (expense)	122	174
Interest expense	(34,078)	(38,997)
Depreciation and amortization	(47,181)	(46,136)
General and administrative expenses	(7,302)	(6,413)
Gain (loss) on extinguishment of debt	(42)	7,064
Gain on sale of real estate	7,942	6,674
Discontinued operations(2)	792	1,474

Net income	20,286	24,042
Less: Net income attributable to noncontrolling interests	(76)	(101)

Net income attributable to the controlling interests	$20,210	$23,941

	Periods Ended June 30,
Economic Occupancy	2010	2009
Core	91.7%	93.6%
Non-core (1)	81.9%	80.1%

Total	91.1%	92.9%

(1)	Non-core properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2009 acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2010 dispositions – Parklawn Plaza, Saratoga Building, Lexington Building and Charleston Business Center

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue decreased by $0.6 million in the 2010 Period as compared to the 2009 Period due to lower occupancy ($2.7 million), lower real estate tax reimbursements ($1.6 million) and higher rental abatements ($0.3 million) at core properties, partially offset by higher rental rates ($1.8 million) and higher common area maintenance reimbursements ($0.6 million). These were offset by higher real estate rental revenue from non-core properties ($1.6 million).

Real estate expenses decreased by $0.4 million in the 2010 Period as compared to the 2009 Period due to lower core portfolio utilities costs ($1.1 million) caused by lower electricity rates, lower core portfolio real estate taxes ($1.1 million) caused by lower assessments and recoveries of bad debt ($0.8 million). These were offset by higher snow removal costs ($2.0 million) caused by severe snow storms during the first quarter of 2010, as well as higher real estate expenses from non-core properties ($0.6 million).

Core economic occupancy decreased to 91.7% in the 2010 Period from 93.6% in the 2009 Period, with the largest decreases in the retail and industrial segments. Non-core economic occupancy increased to 81.9% in the 2010 Period from 80.1% in 2009 Period due to the completion of lease-up for our development properties in the office and multifamily segments and the acquisition of the fully-leased Quantico Corporate Center. These were partially offset by the acquisition of the vacant Lansdowne Medical Office Building during 2009, which was 15.1% leased as of the end of the 2010 Period. During the 2010 Period, 56.2% of the commercial square footage expiring was renewed as compared to 74.4% in the 2009 Period, excluding properties sold or classified as held for sale. During the 2010 Period, we executed new leases (excluding first generation leases at recently-built properties) for 915,100 commercial square feet at an average rental rate of $23.83 per square foot, an increase of 16.0%, with average tenant improvements and leasing costs of $21.11 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$63,484	$64,900	$(1,416)	(2.2%)
Non-core (1)	2,818	1,963	855	43.6%

Total real estate rental revenue	$66,302	$66,863	$(561)	(0.8%)
Real Estate Expenses
Core	$21,675	$23,476	$(1,801)	(7.7%)
Non-core (1)	1,118	687	431	62.7%

Total real estate expenses	$22,793	$24,163	$(1,370)	(5.7%)
NOI
Core	$41,809	$41,424	$385	0.9%
Non-core (1)	1,700	1,276	424	33.2%

Total NOI	$43,509	$42,700	$809	1.9%

Economic Occupancy	2010	2009
Core	91.8%	93.7%
Non-core (1)	93.0%	86.9%

Total	91.9%	93.3%

(1)	Non-core properties include:

Development property – Dulles Station, Phase I

2010 acquisitions – Quantico Corporate Center

Real estate rental revenue in the office segment decreased by $0.6 million in the 2010 Period as compared to the 2009 Period due to lower core occupancy ($1.2 million), lower real estate tax reimbursements ($0.8 million), lower common area maintenance reimbursements ($0.4 million), higher rent abatements ($0.3 million) and higher bad debt ($0.2 million). These were offset by real estate rental revenue from the acquisitions ($0.7 million), higher occupancy at the development property ($0.2 million) and higher core rental rates ($1.4 million).

Real estate expenses in the office segment decreased by $1.4 million in the 2010 Period as compared to the 2009 Period due primarily to lower utilities ($0.8 million) caused by lower electricity rates, higher recoveries of bad debt ($0.7 million) and lower real estate taxes ($0.5 million) caused by lower assessments. Noncore real estate expenses increased by $0.4 million.

Core economic occupancy decreased to 91.8% in the 2010 Period from 93.7% in the 2009 Period, driven by lower occupancy at 2000 M Street, 6565 Arlington Boulevard and the Woodholme Center. These were partially offset by higher economic occupancy at One Central Plaza. Non-core economic occupancy increased to 93.0% from 86.9%, reflecting the completion of the lease-up of Dulles Station, Phase I and the acquisition of the fully-leased Quantico Corporate Center. During the 2010 Period, 56.9% of the square footage that expired was renewed compared to 74.6% in the 2009 Period, excluding properties sold or classified as held for sale. During the 2010 Period, we executed new leases (excluding first generation leases) for 348,200 square feet of office space at an average rental rate of $31.20 per square foot, an increase of 11.1%, with average tenant improvements and leasing costs of $38.39 per square foot.

Medical Office Segment:

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$22,692	$22,518	$174	0.8%
Non-core (1)	11	—	11	—

Total real estate rental revenue	$22,703	$22,518	$185	0.8%
Real Estate Expenses
Core	$7,304	$7,499	$(195)	(2.6%)
Non-core (1)	250	—	250	—

Total real estate expenses	$7,554	$7,499	$55	0.7%
NOI
Core	$15,388	$15,019	$369	2.5%
Non-core (1)	(239)	—	(239)	—

Total NOI	$15,149	$15,019	$130	0.9%

Economic Occupancy	2010	2009
Core	95.8%	96.2%
Non-core (1)	0.8%	—

Total	91.1%	96.2%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.2 million in 2010 Period as compared to the 2009 Period due primarily to higher rental rates ($0.6 million), offset by lower real estate tax reimbursements ($0.4 million) and lower occupancy ($0.1 million).

Real estate expenses in the medical office segment increased by $0.1 million in the 2010 Period as compared to the 2009 Period due to the expenses contributed by the 2009 acquisition, Lansdowne Medical Office Building ($0.3 million), as well as higher snow removal costs ($0.2 million) caused by severe snow storms during the first quarter of 2010. These were partially offset by lower core utilities expense ($0.2 million) caused by lower electricity rates and lower real estate taxes ($0.3 million) caused by lower assessments.

Core economic occupancy decreased to 95.8% in the 2010 Period from 96.2% in the 2009 Period, driven by higher vacancy at Ashburn Farm Office Park, Alexandria Professional Center and 8301 Arlington Boulevard. The non-core economic occupancy of 0.8% for the 2010 Period reflects Lansdowne Medical Office Building, which was 15.1% leased as of the end of the 2010 Period. During the 2010 Period, 55.7% of the square footage that expired was renewed compared to 67.8% in the 2009 Period. During the 2010 Period, we executed new leases (excluding first generation leases) for 116,000 square feet of medical office space at an average rental rate of $39.52, an increase of 22.5%, with average tenant improvements and leasing costs of $30.75 per square foot.

Retail Segment:

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$20,701	$20,813	$(112)	(0.5%)
Real Estate Expenses
Total	$5,850	$5,438	$412	7.6%
NOI
Total	$14,851	$15,375	$(524)	(3.4%)

Economic Occupancy	2010	2009
Total	91.6%	95.1%

Real estate rental revenue in the retail segment decreased by $0.1 million in the 2010 Period as compared to the 2009 Period due to lower occupancy ($0.6 million), offset by higher rental rates ($0.2 million) and higher common area maintenance reimbursements ($0.4 million). Higher recoverable snow removal costs related to severe snow storms during the first quarter of 2010 caused the increase in common area maintenance reimbursements.

Real estate expenses in the retail segment increased by $0.4 million in the 2010 Period as compared to the 2009 Period due to higher snow removal costs ($0.6 million), offset by lower legal fees ($0.3 million).

Economic occupancy decreased to 91.6% in the 2010 Period from 95.1% in the 2009 Period, driven by lower occupancy at Frederick Crossing, the Centre at Hagerstown and Montgomery Village Center. During the 2010 Period, 78.4% of the square footage that expired was renewed compared to 69.4% in the 2009 Period. During the 2010 Period, we executed leases for 119,700 square feet of retail space at an average rental rate of $17.03, an increase of 2.8%, with average tenant improvements and leasing costs of $6.61 per square foot.

Multifamily Segment:

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$19,837	$19,612	$225	1.1%
Non-core (1)	3,919	3,162	757	23.9%

Total real estate rental revenue	$23,756	$22,774	$982	4.3%
Real Estate Expenses
Core	$7,983	$7,817	$166	2.1%
Non-core (1)	1,643	1,768	(125)	(7.1%)

Total real estate expenses	$9,626	$9,585	$41	0.4%
NOI
Core	$11,854	$11,795	$59	0.5%
Non-core (1)	2,276	1,394	882	63.3%

Total NOI	$14,130	$13,189	$941	7.1%

Economic Occupancy	2010	2009
Core	94.1%	91.9%
Non-core (1)	93.1%	75.0%

Total	93.9%	89.0%

(1)	Non-core properties include:

Development properties – Clayborne Apartments and Bennett Park

Real estate rental revenue in the multifamily segment increased by $1.0 million in the 2010 Period as compared to the 2009 Period due primarily to the lease-up of the development properties, which contributed $0.8 million of the increase. Real estate rental revenue from core properties increased by $0.2 million due primarily to higher occupancy ($0.4 million) and lower rent abatements ($0.1 million), offset by lower rental rates ($0.3 million).

Real estate expenses in the multifamily segment slightly increased in the 2010 Period as compared to the 2009 Period due to higher snow removal costs ($0.2 million) caused by severe snow storms during the 2010 Period. Real estate expenses from non-core properties decreased by $0.1 million primarily due to lower real estate taxes caused by lower property assessments at Bennett Park and Clayborne Apartments.

Core economic occupancy increased to 94.1% in the 2010 Period from 91.9% in the 2009 Period, driven by higher occupancy at the Ashby at McLean, Country Club Towers and Park Adams Apartments. Non-core economic occupancy increased to 93.1% from 75.0%, reflecting the completion of lease-up at Bennett Park and Clayborne Apartments.

Industrial Segment:

	Periods Ended June 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$18,129	$19,208	$(1,079)	(5.6%)
Real Estate Expenses
Total	$5,735	$5,289	$446	8.4%
NOI
Total	$12,394	$13,919	$(1,525)	(11.0%)

Economic Occupancy	2010	2009
Total	83.9%	90.8%

Real estate rental revenue in the industrial segment decreased by $1.1 million in the 2010 Period as compared to the 2009 Period due primarily to lower occupancy ($1.2 million), lower real estate tax reimbursements ($0.4 million) and higher rent abatements ($0.1 million). These were offset by lower bad debt ($0.3 million) and higher common area maintenance reimbursements ($0.4 million).

Real estate expenses in the industrial segment increased by $0.5 million in the 2010 Period as compared to the 2009 Period due primarily to higher snow removal costs ($0.8 million) caused by severe snow storms during the first quarter of 2010, offset by lower real estate taxes ($0.3 million) due to lower property assessments.

Economic occupancy decreased to 83.9% in the 2010 Period from 90.8% in the 2009 Period, driven by higher vacancy at Fullerton Business Center, Northern Virginia Industrial Park and Albemarle. During the 2010 Period, 29.5% of the square footage that expired was renewed compared to 76.8% in the 2009 Period, excluding properties sold or classified as held for sale. The lower renewal rate for the 2010 Period is due to the non-renewal of a large tenant at Northern Virginia Industrial Park. During the 2010 Period, we executed new leases for 331,200 square feet of industrial space at an average rental rate of $13.05, an increase of 31.2%, with average tenant improvements and leasing costs of $4.82 per square foot.

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

Typically we have obtained the ratings of two credit rating agencies in the underwriting of our unsecured debt. As of the date of this report, Standard & Poor’s had assigned its BBB+ rating with a stable outlook, and Moody’s Investor Service had assigned its Baa1 rating with a negative outlook, to our unsecured notes. A downgrade in rating by either of these rating agencies could result from, among other things, a change in our financial position. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating. A rating is not a recommendation to buy, sell or hold securities, and each rating is subject to revision or withdrawal at any time by the assigning rating organization.

Our total debt at June 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Fixed rate mortgages	$403,612	$405,451
Unsecured credit facilities	107,000	128,000
Unsecured notes payable	689,007	688,912

	$1,199,619	$1,222,363

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

Mortgage Debt

At June 30, 2010, our $403.6 million in fixed rate mortgages, which includes a net $7.1 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 5.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had $7.0 million outstanding and $0.9 million in letters of credit issued as of June 30, 2010, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2010, and may be extended for one year at our option. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of June 30, 2010, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. The $100.0 million outstanding balance was used to prepay the $100 million term loan on December 1, 2009. An interest rate swap fixes the interest rate at 2.525% (2.10% plus 42.5 basis points) through the interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2010, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2010, we were in compliance with our loan covenants.

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

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

June 30, 2010 Note Principal
5.95% notes due 2011	$150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
3.875% notes due 2026 (1)	133,095
7.25% notes due 2028	50,000

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2010, we were in compliance with our unsecured notes covenants.

During the first quarter of 2010, we repurchased $1.2 million of the convertible notes at 99.3% of par, resulting in a net loss on extinguishment of debt of $41,600, net of unamortized debt costs and debt discounts. During the first quarter of 2009, we repurchased $48.6 million of the convertible notes at 80.0% to 84.0% of par, resulting in a net gain on extinguishment of debt of $5.8 million, net of unamortized debt costs and debt discounts. During the 2009 Quarter, we repurchased $40.8 million of the convertible notes at 84.0% to 92.0% of par, resulting in a net gain on extinguishment of debt of $1.2 million, net of unamortized debt costs and debt discounts.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 62.4 million shares were outstanding at June 30, 2010.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. For the 2010 Quarter, we issued 1.8 million common shares at a weighted average price of $29.47 under this program, raising $51.3 million in net proceeds. For the 2010 Period, we issued 2.3 million common shares at a weighted average price of $29.60 under this program, raising $67.1 million in net proceeds. Subsequent to the 2010 Quarter, we issued an additional 90,871 common shares at a weighted average price of $28.25 under this program, raising $2.5 million in net proceeds. For the 2009 Period, we issued 558,268 common shares at a weighted average price of $26.47 under this program, raising $14.6 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2010 Quarter, we issued 45,072 common shares at a weighted average price of $28.38 per share, raising $1.3 million in net proceeds. For the 2010 Period, we issued 87,470 common shares at a weighted average price of $29.28 per share, raising $2.6 million in net proceeds. We did not issue common shares under this program during the 2009 Period.

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

The table below details our dividend and distribution payments for the 2010 and 2009 Quarters and Periods (in thousands).

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Common dividends	$26,842	$25,343	$1,499	5.9%	$52,740	$48,430	$4,310	8.9%
Distributions to noncontrolling interests	44	46	(2)	(4.3%)	91	95	(4)	(4.2%)

	$26,886	$25,389	$1,497	5.9%	$52,831	$48,525	$4,306	8.9%

Dividends paid for the 2010 Quarter as compared to the 2009 Quarter increased due primarily to the issuance of 2.3 million common shares under our sales agency financing agreement during 2010. Dividends paid for the 2010 Period as compared to the 2009 Period increased due to the issuance of common shares under our sales agency financing agreement, as well as to the issuance of 5.25 million common shares pursuant to a public offering during the 2009 Quarter.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Periods Ended June 30,
			Change
	2010	2009	$	%
Net cash provided by (used in) operating activities	$61.9	$62.4	$(0.5)	(0.8%)
Net cash provided by (used in) investing activities	$(56.0)	$4.8	$(60.8)	(1,266.7%)
Net cash provided by (used in) financing activities	$(3.8)	$(20.6)	$16.8	81.6%

Our operating activities generated $61.9 million of net cash in the 2010 Period, a small decrease from $62.4 million in the 2009 Period.

Our investing activities used net cash of $56.0 million in the 2010 Period compared to generating $4.8 million in the 2009 Period. The cash used by investing activities during the 2010 Period was primarily due to the acquisition of Quantico Corporate Center ($68.0 million) and capital improvements ($9.1 million), partially offset by the sale of the Parklawn Portfolio ($22.2 million).

Our financing activities used net cash of $3.8 million in the 2010 Period as compared to $20.6 million in the 2009 Period. The decrease in cash used by financing activities was due to smaller repurchases of our convertible notes and smaller paydowns on our lines of credit during the 2010 Period, partially offset by the larger proceeds from equity issuances during the 2009 Period.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Earnings to fixed charges	1.4x	1.3x	1.3x	1.4x
Debt service coverage	2.7x	2.4x	2.6x	2.4x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations attributable to the controlling interests plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized.

We computed the debt service coverage ratio by dividing Adjusted EBITDA (which is earnings before interest expense, taxes, depreciation, amortization, gain on sale of real estate, gain/loss from the extinguishment of debt and gain/loss on non-disposal activities) by interest expense and principal amortization. We believe that Adjusted EBITDA is appropriate for use in our debt service coverage ratio because it provides an estimate of the cash available to pay down long term debt. Adjusted EBITDA does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. A reconciliation of Adjusted EBITDA to net income attributable to the controlling interests is in Exhibit 12 – Computation of Ratios.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Net income attributable to the controlling interests	$14,994	$13,090	$20,210	$23,941
Adjustments
Depreciation and amortization	23,669	23,178	47,181	46,136
Discontinued operations depreciation and amortization	—	330	96	674
Gain on sale of real estate	(7,942)	(6,674)	(7,942)	(6,674)

FFO as defined by NAREIT	$30,721	$29,924	$59,545	$64,077

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2009 Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

None.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

12	Computation of Ratios					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements, tagged as blocks of text					X

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

DATE: August 6, 2010