Form 10-Q
period 2010-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2010-11-04
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

As of November 2, 2010, 64,097,186 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
Land	$418,195	$408,779
Income producing property	1,951,606	1,886,408

	2,369,801	2,295,187
Accumulated depreciation and amortization	(529,716)	(468,291)

Net income producing property	1,840,085	1,826,896
Development in progress	26,103	25,031

Total real estate held for investment, net	1,866,188	1,851,927
Investment in real estate sold or held for sale, net	—	14,289
Cash and cash equivalents	262,413	11,203
Restricted cash	19,858	19,170
Rents and other receivables, net of allowance for doubtful accounts of $7,977 and $6,433, respectively	56,218	50,441
Prepaid expenses and other assets	106,302	97,605
Other assets related to properties sold or held for sale	—	590

Total assets	$2,310,979	$2,045,225

Liabilities
Notes payable	$930,201	$688,912
Mortgage notes payable	381,109	405,451
Lines of credit	100,000	128,000
Accounts payable and other liabilities	54,137	52,580
Advance rents	10,969	11,103
Tenant security deposits	9,703	9,668
Other liabilities related to properties sold or held for sale	—	448

Total liabilities	1,486,119	1,296,162

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
64,093 and 59,811 shares issued and outstanding, respectively	642	599
Additional paid in capital	1,074,308	944,825
Distributions in excess of net income	(251,964)	(198,412)
Accumulated other comprehensive income (loss)	(1,906)	(1,757)

Total shareholders’ equity	821,080	745,255
Noncontrolling interests in subsidiaries	3,780	3,808

Total equity	824,860	749,063

Total liabilities and shareholders’ equity	$2,310,979	$2,045,225

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Real estate rental revenue	$76,274	$74,987	$227,865	$227,163
Expenses
Real estate expenses	25,152	25,573	76,710	77,547
Depreciation and amortization	24,278	23,484	71,459	69,620
General and administrative	3,153	3,518	10,455	9,931

	52,583	52,575	158,624	157,098

Real estate operating income	23,691	22,412	69,241	70,065

Other income (expense)
Interest expense	(17,100)	(18,224)	(51,178)	(57,221)
Other income (expense)	301	(54)	423	120
Gain from non-disposal activities	4	62	4	62
Gain (loss) on extinguishment of debt, net	(238)	(133)	(280)	6,931

	(17,033)	(18,349)	(51,031)	(50,108)

Income from continuing operations	6,658	4,063	18,210	19,957

Discontinued operations:
Gain on sale of real estate	—	5,147	7,942	11,821
Income from operations of properties held for sale	—	393	792	1,867

Net income	6,658	9,603	26,944	33,645
Less: Net income attributable to noncontrolling interests in subsidiaries	(33)	(53)	(109)	(154)

Net income attributable to the controlling interests	$6,625	$9,550	$26,835	$33,491

Basic net income attributable to the controlling interests per share
Continuing operations	$0.11	$0.07	$0.29	$0.35
Discontinued operations, including gain on sale of real estate	—	0.09	0.14	0.25

Net income attributable to the controlling interests per share	$0.11	$0.16	$0.43	$0.60

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.10	$0.07	$0.29	$0.35
Discontinued operations, including gain on sale of real estate	—	0.09	0.14	0.25

Net income attributable to the controlling interests per share	$0.10	$0.16	$0.43	$0.60

Weighted average shares outstanding – basic	62,894	58,556	61,332	55,936

Weighted average shares outstanding – diluted	63,055	58,571	61,460	55,940

Dividends declared and paid per share	$0.4325	$0.4325	$1.2975	$1.2975

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	26,835	—	26,835	—	26,835
Net income attributable to noncontrolling interests	—	—	—	—	—	—	109	109
Change in fair value of interest rate hedge	—	—	—		(149)	(149)	—	(149)

Total comprehensive income	—	—	—	—	—	26,686	109	26,795
Distributions to noncontrolling interests	—	—	—	—	—	—	(137)	(137)
Dividends	—	—	—	(80,387)	—	(80,387)	—	(80,387)
Equity offerings, net of issuance costs	3,965	40	118,028	—	—	118,068	—	118,068
Shares issued under Dividend Reinvestment Program	131	1	3,923	—	—	3,924	—	3,924
Share options exercised	160	2	3,870	—	—	3,872	—	3,872
Share grants, net of share grant amortization and forfeitures	26	—	3,662	—	—	3,662	—	3,662

Balance, September 30, 2010	64,093	$642	$1,074,308	$(251,964)	$(1,906)	$821,080	$3,780	$824,860

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$26,944	$33,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amounts in discontinued operations	71,555	70,499
Provision for losses on accounts receivable	3,319	5,202
Amortization of share grants, net	3,969	2,640
Amortization of debt premiums, discounts and related financing costs	4,576	5,436
Gain on sale of real estate	(7,942)	(11,821)
Loss (gain) on extinguishment of debt, net	280	(6,931)
Changes in operating other assets	(18,872)	(12,616)
Changes in operating other liabilities	(348)	(4,732)

Net cash provided by operating activities	83,481	81,322

Cash flows from investing activities
Real estate acquisitions, net	(68,000)	(19,877)
Net cash received for sale of real estate	22,204	32,658
Capital improvements to real estate	(14,569)	(19,040)
Development in progress	(1,174)	(1,725)
Non-real estate capital improvements	(256)	(208)

Net cash provided by (used in) investing activities	(61,795)	(8,192)

Cash flows from financing activities
Line of credit borrowings	62,800	90,000
Line of credit repayments	(90,800)	(151,000)
Dividends paid	(80,387)	(74,194)
Distributions to noncontrolling interests	(137)	(143)
Proceeds from dividend reinvestment program	3,924	1,158
Proceeds from mortgage notes payable	—	37,500
Principal payments – mortgage notes payable	(24,870)	(52,928)
Financing costs	(2,101)	(786)
Net proceeds from debt offering	247,998	—
Net proceeds from equity offerings	118,068	161,092
Notes payable repayments, including penalties for early extinguishment	(8,843)	(88,600)
Net proceeds from exercise of share options	3,872	16

Net cash provided by (used in) financing activities	229,524	(77,885)

Net increase (decrease) in cash and cash equivalents	251,210	(4,755)
Cash and cash equivalents at beginning of year	11,203	11,874

Cash and cash equivalents at end of period	$262,413	$7,119

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$46,078	$52,315

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $5.0 million. These carryforwards begin to expire in 2028. We have considered estimated future taxable income and have determined that there were no income tax provisions or material net deferred income tax items for our TRS for the quarters and periods ended September 30, 2010 and 2009.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2010 and September 30, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively, and the nine months ended September 30, 2010 and September 30, 2009 as the “2010 Period” and the “2009 Period”, respectively.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation due to the reclassification of certain properties as discontinued operations (see note 3 to the consolidated financial statements).

NOTE 3: REAL ESTATE ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

WRIT acquired two office buildings at Quantico Corporate Center in Stafford, Virginia during the 2010 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Purchase Price (in thousands)
June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000

The results of operations from these acquired properties are included in the income statement as of their acquisition date.

Discontinued Operations

WRIT sold the following properties during 2009 and the 2010 Period:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)	Gain on Sale (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500

		2009 Total	456,000	$38,000	$13,300

June 18, 2010	Parklawn Portfolio[1]	Office/ Industrial	229,000	$23,400	$7,900

		2010 Total	229,000	$23,400	$7,900

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

We settled each of the above sales in cash in full at closing, and met the criteria to recognize in full the gain on sale of real estate during the period in which each sale was executed.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended September 30,		Periods Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$1,031	$1,672	$4,965
Property expenses	—	(433)	(784)	(2,219)
Depreciation and amortization	—	(205)	(96)	(879)

	$—	$393	$792	$1,867

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended September 30,		Periods Ended September 30,
Property	Segment	2010	2009	2010	2009
Avondale	Multifamily	$—	$—	$—	$392
Tech 100 Industrial Park	Industrial	—	23	—	261
Brandywine Center	Office	—	16	—	85
Crossroads Distribution Center	Industrial	—	7	—	79
Parklawn Plaza	Office	—	22	132	90
Lexington Building	Office	—	47	65	102
Saratoga Building	Office	—	97	225	371
Charleston Business Center	Industrial	—	181	370	487

		$—	$393	$792	$1,867

NOTE 4: MORTGAGE NOTES PAYABLE

On July 12, 2010 we repaid without penalty a $21.7 million mortgage note payable secured by The Crescent and The Ridges.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2010, we maintained a $75.0 million unsecured line of credit (“Credit Facility No. 1”) maturing in June 2011 and a $262.0 million unsecured line of credit (“Credit Facility No. 2”) maturing in November 2011 after the exercise of a one year extension during the 2010 Quarter. The amounts of these lines of credit unused and available at September 30, 2010 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$262.0
Borrowings outstanding	—	(100.0)
Letters of credit issued	(0.8)	(0.9)

Unused and available	$74.2	$161.1

We executed borrowings and repayments on the unsecured lines of credit during the 2010 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at June 30, 2010	$7.0	$100.0
Borrowings	21.8	—
Repayments	(28.8)	—

Balance at September 30, 2010	$—	$100.0

During the 2010 Quarter, we borrowed $21.8 million on Credit Facility No. 1 to fund the repayment of a mortgage note (see note 4 to the consolidated financial statements). We repaid $28.8 million using proceeds from the equity issued under our sales agency financing agreement.

NOTE 6: NOTES PAYABLE

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

During the 2010 Quarter, we repurchased $7.6 million of our 3.875% convertible notes at 100.25% of par, resulting in a net loss on extinguishment of debt of $0.2 million, net of unamortized debt costs and debt discounts. During the 2010 Period, we repurchased $8.8 million of our 3.875% convertible notes at 100.1% of par, resulting in a net loss on extinguishment of $0.3 million, net of unamortized debt costs and debt discounts. As of September 30, 2010 and December 31, 2009, the contractual amount outstanding on the convertible notes was $125.5 million and $134.3 million, respectively.

On September 30, 2010, we issued $250.0 million of 4.95% unsecured notes due October 1, 2020. The notes bear an effective interest rate of 5.053%. Our net proceeds were $245.8 million. Subsequent to the end of the 2010 Quarter, we used the proceeds to repurchase $122.8 million of our outstanding 3.875% convertible notes due in 2026 and $56.1 million of our 5.95% senior notes due in 2011 (see note 13 to the consolidated financial statements). We may use the remaining proceeds to repay borrowings under our lines of credit or for general corporate purposes.

NOTE 7: SHARE OPTIONS AND GRANTS

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2010 and 2009 Quarters and Periods was (in thousands):

	Quarters Ended September 30,		Periods Ended September 30,
	2010	2009	2010	2009
Stock Based Compensation Expense	$1,311	$1,136	$4,299	$2,640

Options

The 150,890 options outstanding at September 30, 2010, all of which are exercisable, have exercise prices between $21.34 and $33.09, with a weighted-average exercise price of $26.56 and a weighted average remaining contractual life of 2.2 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2010 was $0.8 million. In the 2010 Quarter and Period, the aggregate intrinsic value of options exercised was minimal and $0.8 million, respectively, and the aggregate intrinsic value of options forfeited in the 2010 Quarter and Period was minimal. There were no options exercised or forfeited in the 2009 Quarter or Period.

Share Grants

The total fair value of shares vested during the 2010 Period is $27,000. As of September 30, 2010, the total compensation cost related to non-vested share awards not yet recognized was $12,700, which we expect to recognize over a weighted average period of five months.

Restricted Share Units

The total fair value of restricted share units vested during the 2010 Period is $265,300. The value of unvested restricted share units at September 30, 2010 was $3.8 million, which we expect to recognize as compensation cost over a weighted average period of 41 months. The unamortized value of restricted share units expected to be awarded in December 2010 is $0.9 million, which we expect to recognize as compensation cost over a weighted average period of 40 months.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Performance Share Units

The total fair value of performance share units vested during the 2010 Period is $22,300. As of September 30, 2010, the future expected expense related to performance share units with performance conditions, estimated based on the probable number of performance share units expected to vest under the current plan, totaled $2.5 million, which we expect to recognize as compensation cost over a weighted average period of 20 months. As of September 30, 2010, the future expected expense related to performance share units with market conditions, totaled $0.9 million, which we expect to recognize over a weighted average period of 23 months.

NOTE 8: FAIR VALUE DISCLOSURES

Financial Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at September 30, 2010 and December 31, 2009 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at September 30, 2010 and December 31, 2009 are as follows (in millions):

	September 30, 2010				December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.5	$—	$1.5	$—	$1.1	$—	$1.1	$—
Liabilities:
Derivatives	$1.9	$—	$1.9	$—	$1.8	$—	$1.8	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2010 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2010.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Mortgage Notes Payable

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets with similar characteristics.

Lines of Credit Payable

Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value given the adjustable rate of these borrowings.

Notes Payable

The fair value of the notes payable is estimated by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices.

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$282,271	$282,271	$30,373	$30,373
2445 M Street note receivable	$6,967	$8,130	$7,157	$8,995
Mortgage notes payable	$381,109	$414,669	$405,451	$406,982
Lines of credit payable	$100,000	$100,000	$128,000	$128,000
Notes payable	$930,201	$972,480	$688,912	$693,620

NOTE 9: DERIVATIVE INSTRUMENTS

In February 2008, we entered into an interest rate swap with a notional amount of $100 million that qualified as a cash flow hedge. This interest rate swap expired in February 2010. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. We record our cash flow hedges at fair value in accordance with GAAP, based on various discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. This change in fair value of cash flow hedges is the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2010 and 2009 Quarters and Periods, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of September 30, 2010 and December 31, 2009 are as follows (in millions):

	September 30, 2010	December 31, 2009
	Fair Value	Fair Value
Accounts payable and other liabilities	$1.9	$1.8

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended September 30,		Periods Ended September 30,
	2010	2009	2010	2009
	Fair Value	Fair Value	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.0	$(0.3)	$(0.1)	$0.3

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

NOTE 10: EARNINGS PER COMMON SHARE

We determine “Basic earnings per share” using the two-class method as our unvested restricted share awards have non-forfeitable rights to dividends, and are therefore considered participating securities. We compute basic earnings per share by dividing net income attributable to the controlling interest less the allocation of undistributed earnings to unvested restricted share awards by the weighted-average number of common shares outstanding for the period.

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the 2010 and 2009 Quarters and Periods, and are not included in our earnings per share calculations.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended September 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$6,658	62,894	$0.11
Less: Net income attributable to noncontrolling interests	(33)
Allocation of undistributed earnings to unvested restricted share awards and units	(21)

Adjusted income from continuing operations attributable to the controlling interests	6,604	62,894	0.11

Income from discontinued operations, including gain on sale of real estate	—		—

Adjusted net income attributable to the controlling interests	6,604	62,894	0.11
Effect of dilutive securities:
Employee stock options and performance share units	—	161
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	6,604	63,055	0.10
Income from discontinued operations, including gain on sale of real estate	—		—

Adjusted net income attributable to the controlling interests	$6,604	63,055	$0.10

	Quarter Ended September 30, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$4,063	58,556	$0.07
Less: Net income attributable to noncontrolling interests	(53)
Allocation of undistributed earnings to unvested restricted share awards and units	(17)

Adjusted income from continuing operations attributable to the controlling interests	3,993	58,556	0.07

Income from discontinued operations, including gain on sale of real estate	5,540	58,556	0.09

Adjusted net income attributable to the controlling interests	9,533	58,556	0.16
Effect of dilutive securities:
Employee stock options and performance share units	—	15
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	3,993	58,571	0.07
Income from discontinued operations, including gain on sale of real estate	5,540	58,571	0.09

Adjusted net income attributable to the controlling interests	$9,533	58,571	$0.16

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

	Period Ended September 30, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$18,210	61,332	$0.30
Less: Net income attributable to noncontrolling interests	(109)
Allocation of undistributed earnings to unvested restricted share awards and units	(97)

Adjusted income from continuing operations attributable to the controlling interests	18,004	61,332	0.29

Income from discontinued operations	8,734	61,332	0.14

Adjusted net income attributable to the controlling interests	26,738	61,332	0.43
Effect of dilutive securities:
Employee stock options and performance share units	—	128
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	18,004	61,460	0.29
Income from discontinued operations, including gain on sale of real estate	8,734	61,460	0.14

Adjusted net income attributable to the controlling interests	$26,738	61,460	$0.43

	Period Ended September 30, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$19,957	55,936	$0.36
Less: Net income attributable to noncontrolling interests	(154)
Allocation of undistributed earnings to unvested restricted share awards and units	(99)

Adjusted income from continuing operations attributable to the controlling interests	19,704	55,936	0.35

Income from discontinued operations, including gain on sale of real estate	13,688	55,936	0.25

Adjusted net income attributable to the controlling interests	33,392	55,936	0.60
Effect of dilutive securities:
Employee stock options and performance share units		4
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	19,704	55,940	0.35
Income from discontinued operations, including gain on sale of real estate	13,688	55,940	0.25

Adjusted net income attributable to the controlling interests	$33,392	55,940	$0.60

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

NOTE 11: SEGMENT INFORMATION

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

The following table presents revenues and net operating income for the 2010 and 2009 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended September 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$34,443	$10,993	$9,865	$12,434	$8,539	$—	$76,274
Real estate expenses	12,479	3,635	2,028	4,798	2,212	—	25,152

Net operating income	$21,964	$7,358	$7,837	$7,636	$6,327	$—	$51,122

Depreciation and amortization							(24,278)
Interest expense							(17,100)
General and administrative							(3,153)
Other income (expense)							301
Gain from non-disposal activities							4
Gain (loss) on extinguishment of debt							(238)

Net income							6,658
Less: Net income attributable to noncontrolling interests							(33)

Net income attributable to the controlling interests							$6,625

Capital expenditures	$2,925	$676	$896	$548	$452	$92	$5,589

Total assets	$964,235	$356,115	$224,707	$231,855	$240,822	$293,245	$2,310,979

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

	Quarter Ended September 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$32,912	$11,099	$10,182	$11,833	$8,961	$—	$74,987
Real estate expenses	11,861	3,832	2,517	4,964	2,399	—	25,573

Net operating income	$21,051	$7,267	$7,665	$6,869	$6,562	$—	$49,414

Depreciation and amortization							(23,484)
Interest expense							(18,224)
General and administrative							(3,518)
Other income (expense)							(54)
Gain from non-disposal activities							62
Gain (loss) on extinguishment of debt, net							(133)
Gain on sale of real estate							5,147
Income from discontinued operations							393

Net income							9,603
Less: Net income attributable to noncontrolling interests							(53)

Net income attributable to the controlling interests							$9,550

Capital expenditures	$2,844	$1,126	$714	$303	$797	$67	$5,851

Total assets	$931,489	$359,656	$228,404	$243,889	$256,911	$38,048	$2,058,397

	Period Ended September 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$100,744	$33,695	$30,566	$36,192	$26,668	$—	$227,865
Real estate expenses	35,271	11,190	7,877	14,425	7,947	—	76,710

Net operating income	$65,473	$22,505	$22,689	$21,767	$18,721	$—	$151,155

Depreciation and amortization							(71,459)
Interest expense							(51,178)
General and administrative							(10,455)
Other income (expense)							423
Gain from non-disposal activities							4
Loss on extinguishment of debt, net							(280)
Gain on sale of real estate							7,942
Income from discontinued operations							792

Net income							26,944
Less: Net income attributable to noncontrolling interests							(109)

Net income attributable to the controlling interests							$26,835

Capital expenditures	$8,049	$3,398	$1,101	$1,279	$742	$256	$14,825

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

	Period Ended September 30, 2009
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$99,776	$33,617	$30,995	$34,606	$28,169	$—	$227,163
Real estate expenses	36,024	11,331	7,955	14,549	7,688	—	77,547

Net operating income	$63,752	$22,286	$23,040	$20,057	$20,481	$—	$149,616

Depreciation and amortization							(69,620)
Interest expense							(57,221)
General and administrative							(9,931)
Other income (expense)							120
Gain from non-disposal activities							62
Gain on extinguishment of debt, net							6,931
Gain on sale of real estate							11,821
Income from discontinued operations							1,867

Net income							33,645
Less: Net income attributable to noncontrolling interests							(154)

Net income attributable to the controlling interests							$33,491

Capital expenditures	$10,329	$3,283	$1,218	$1,881	$2,329	$208	$19,248

NOTE 12: SHAREHOLDERS’ EQUITY

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales under this program of our common shares are made at market prices prevailing at the time of sale. We used the net proceeds from the sale of common shares under this program for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. We executed issuances under this program as follows (in thousands, except for weighted average issue price):

	2010 Quarter	2010 Period
Common shares issued	1,668	3,965
Weighted average issue price	$30.98	$30.20
Net proceeds	$50,991	$118,068

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use the net proceeds under this program for general corporate purposes. We executed issuances under this program as follows (in thousands, except for weighted average issue price):

	2010 Quarter	2010 Period
Common shares issued	44	131
Weighted average issue price	$31.39	$30.02
Net proceeds	$1,370	$3,924

NOTE 13: SUBSEQUENT EVENTS

Subsequent to the end of the 2010 Quarter, we closed on repurchases totaling $122.8 million of our 3.875% convertible notes at 102.75% of par and $56.1 million of our 5.95% senior notes at 103.75% of par. The estimated loss on extinguishment of debt for these transactions is $9.0 million.

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

We refer to the three months ended September 30, 2010 and September 30, 2009 as the “2010 Quarter” and the “2009 Quarter”, respectively, and to the nine months ended September 30, 2010 and September 30, 2009 as the “2010 Period” and “2009 Period”, respectively.

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

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•

Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization, interest expense and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2010, we owned a diversified portfolio of 88 properties, totaling approximately 10.9 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 88 properties consisted of 26 office properties, 19 industrial/flex properties, 18 medical office properties, 14 retail centers and 11 multifamily properties.

We have a fundamental strategy of regional focus and diversification by property type. During the 2010 Period we acquired two fully-leased office buildings totaling approximately 271,000 square feet at Quantico Corporate Center in Stafford, Virginia and sold Parklawn Plaza, the Lexington Building, the Saratoga Building and Charleston Business Center (collectively, the “Parklawn Portfolio”). These purchase and sale transactions are consistent with our strategy in recent years of upgrading our portfolio by selling lower quality properties and acquiring or developing higher quality properties that are inside the Beltway, near major transportation nodes or associated with Base Realignment and Closure (“BRAC”) initiatives or other significant employment drivers in the greater metro area. We will seek to continue to upgrade our portfolio as opportunities arise. However, market conditions may limit our ability to acquire or sell properties at attractive prices in the future.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the 2010 and 2009 Quarters were as follows (in thousands):

	2010 Quarter	2009 Quarter	Change
Real estate rental revenue	$76,274	$74,987	$1,287
NOI (1)	$51,122	$49,414	$1,708
Net income attributable to the controlling interests	$6,625	$9,550	$(2,925)
FFO (2)	$30,899	$28,030	$2,869

(1)	See page 30 of the MD&A for reconciliations of NOI to net income.
(2)	See page 49 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenue increased by $1.3 million in the 2010 Quarter as compared to the 2009 Quarter due to the acquisition of Quantico Corporate Center during the second quarter of 2010 and higher occupancy and rental rates in the multifamily segment. These were partially offset by higher vacancy in the rest of the portfolio. The $1.7 million increase in NOI reflects the higher real estate rental revenue as well as lower real estate taxes caused by lower assessments on our properties.

The increase in FFO reflects the increase in NOI as well as a $1.1 million decrease in interest expense. Net income decreased by $2.9 million due to a $5.1 million gain on sale of real estate during the 2009 Quarter. The lower interest expense results from the paydowns of a $50.0 million mortgage note and a portion of our 3.875% convertible notes during 2009 and 2010 using the proceeds from equity issuances and property sales, as well as prepaying the $100.0 million term loan using lower interest borrowings on our lines of credit.

We believe our declines in occupancy reflect the economic conditions of the Washington metro area, as recovery from the national economic recession has been slow. According to Delta Associates/Transwestern Commercial Services (“Delta”), the area’s unemployment rate was 6.3% at July 2010, an increase from 6.2% one year prior. Delta has stated that it expects the recovery from the recession to be slow during the balance of 2010 and into early 2011.

Investment and Sales Activity

While we did not acquire or sell any properties during the 2010 Quarter, we are currently exploring the marketplace for potential acquisitions. We will also continue to explore the sale of other properties in our portfolio, including assets where we expect slower cash flow growth.

Cash Requirements

During the 2009 Quarter, we prepaid without penalty a $21.7 million mortgage note payable using proceeds from our lines of credit.

On September 30, 2010, we issued $250.0 million of 4.95% unsecured notes due October 1, 2020. The notes bear an effective interest rate of 5.053%. Our net proceeds were $245.8 million. Subsequent to the end of the 2010 Quarter, we completed a tender offer for our 5.95% senior notes due in 2011 that resulted in the repurchase of $56.1 million of those notes. We also completed a tender offer for our 3.875% convertible notes puttable at par in 2011 that resulted in the repurchase of $122.8 million of those notes.

Net of these repurchases, our total remaining debt maturities for the balance of 2010 and 2011 are $1.1 million and $209.9 million, respectively. We currently expect to pay the remaining 2011 maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the 2010 and 2009 Periods:

2010 Period

•	The acquisition of two office buildings for $68.0 million, adding approximately 271,000 square feet, which were 100% leased at the end of the 2010 Period.

•	The disposition of the Parklawn Portfolio, consisting of three office properties and one industrial property, for a contract sales price of $23.4 million and a gain on sale of $7.9 million.

•	The issuance of $250.0 million of 4.95% unsecured notes due October 1, 2020, with net proceeds of $245.8 million. The notes bear an effective interest rate of 5.053%.

•	The repurchase of $8.8 million of our 3.875% convertible notes at 100.1% of par, resulting in a net loss on extinguishment of debt of $0.3 million.

•	The issuance of 4.0 million common shares at a weighted average price of $30.20 under our sales agency financing agreement, raising $118.1 million in net proceeds.

•

The execution of new leases for 1.2 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 13.4% over expiring leases.

2009 Period

•	The completion of a public offering of 5.25 million common shares priced at $21.40 per share, raising $107.5 million in net proceeds.

•	The disposition of one multifamily property for a contract sales price of $19.75 million and a gain on sale of $6.7 million.

•	The disposition of one industrial property, Tech 100, for a contract sales price of $10.5 million and a gain on sale of $4.1 million.

•	The disposition of one office property, Brandywine Center, for a contract sales price of $3.3 million and a gain on sale of $1.0 million.

•	The acquisition of one newly constructed medical office building for $19.9 million, adding approximately 87,400 square feet.

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

•	The repurchase of $101.6 million of our 3.875% convertible notes at 80% to 95.8% of par, resulting in a net gain on extinguishment of debt of $6.9 million.

•	The issuance of 2.0 million common shares at a weighted average price of $27.37 under our sales agency financing agreement, raising $53.8 million in net proceeds.

•	The execution of one mortgage note of approximately $37.5 million at a fixed rate of 5.37%, secured by the Kenmore Apartments.

•	The execution of new leases for 1.1 million square feet of commercial space, with an average rental rate increase of 11.8% over expiring leases.

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

Federal Income Taxes

Generally, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards that begin to expire in 2028. We have considered estimated future taxable income and have determined that there were no income tax provisions or material net deferred income tax items for our TRS.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Minimum base rent	$67,435	$65,527	$1,908	2.9%	$198,495	$196,347	$2,148	1.1%
Recoveries from tenants	7,162	8,059	(897)	(11.1%)	24,939	27,117	(2,178)	(8.0%)
Provisions for doubtful accounts	(1,208)	(1,450)	242	16.7%	(4,075)	(4,378)	303	6.9%
Lease termination fees	75	355	(280)	(78.9%)	523	815	(292)	(35.8%)
Parking and other tenant charges	2,810	2,496	314	12.6%	7,983	7,262	721	9.9%

	$76,274	$74,987	$1,287	1.7%	$227,865	$227,163	$702	0.3%

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

Minimum Base Rent: Minimum base rent increased by $1.9 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to the acquisition of Quantico Corporate Center ($2.1 million), partially offset by a $0.2 million decrease in minimum base rent from core properties. The $0.2 million decrease at core properties was due to lower occupancy ($2.0 million), partially offset by higher rental rates ($1.8 million).

Minimum base rent increased by $2.1 million in the 2010 Period as compared to the 2009 Period due primarily to acquisitions and the lease-up of our development properties ($3.9 million), partially offset by a $1.7 million decrease in minimum base rent from core properties. The $1.7 million decrease at core properties was due to lower occupancy ($4.7 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($3.6 million).

Recoveries from Tenants: Recoveries from tenants decreased by $0.9 million in the 2010 Quarter as compared to the 2009 Quarter due to lower common area maintenance reimbursements ($0.6 million) and lower real estate tax reimbursements ($0.3 million). A driver of our lower common area maintenance reimbursements was lower overall occupancy in our portfolio.

Recoveries from tenants decreased by $2.2 million in the 2010 Period as compared to the 2009 Period due to lower real estate tax reimbursements ($1.8 million) caused by lower property assessments across the portfolio and lower utility reimbursements ($0.7 million). These were offset by higher reimbursements from non-core properties ($0.3 million). A driver of our lower utility reimbursements was lower overall occupancy in our portfolio.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to lower provisions in the industrial segment.

Provisions for doubtful accounts decreased by $0.3 million in the 2010 Period as compared to the 2009 Period due to lower provisions in the industrial segment ($0.5 million). This was partially offset by higher provisions in the retail ($0.1 million) and medical office ($0.1 million) segments.

Lease Termination Fees: Lease termination fees decreased by $0.3 million in the 2010 Quarter as compared to the 2009 Quarter due to fewer terminations in the office and industrial segments.

Lease termination fees decreased by $0.3 million in the 2010 Period as compared to the 2009 Period due to fewer terminations in the office, industrial and medical office segments.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.3 million in 2010 Quarter as compared to the 2009 Quarter due to higher antenna rent ($0.1 million) from new rental contracts in the multifamily and office segments, as well as higher parking income ($0.1 million) in the office segment.

Parking and other tenant charges increased by $0.7 million in 2010 Period as compared to the 2009 Period due primarily to higher antenna rent ($0.4 million) caused by the execution of new rental contracts in the multifamily and office segments.

A summary of economic occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended September 30,			Periods Ended September 30,
	2010	2009	Change	2010	2009	Change
Office	90.1%	92.9%	(2.8%)	91.3%	93.2%	(1.9%)
Medical Office	90.3%	96.0%	(5.7%)	90.8%	96.2%	(5.4%)
Retail	91.7%	94.0%	(2.3%)	91.7%	94.7%	(3.0%)
Multifamily	95.6%	93.9%	1.7%	94.5%	90.6%	3.9%
Industrial	83.0%	89.6%	(6.6%)	83.6%	90.4%	(6.8%)

Total	90.3%	93.3%	(3.0%)	90.9%	93.0%	(2.1%)

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

Our overall economic occupancy decreased to 90.3% in the 2010 Quarter from 93.3% in the 2009 Quarter and to 90.9% in the 2010 Period from 93.0% in the 2009 Period, due to lower occupancy across the office, medical office, retail and industrial segments, partially offset by higher multifamily occupancy.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Property operating expenses	$17,462	$17,504	$(42)	(0.2%)	$53,943	$53,254	$689	1.3%
Real estate taxes	7,690	8,069	(379)	(4.7%)	22,767	24,293	(1,526)	(6.3%)

	$25,152	$25,573	$(421)	(1.6%)	$76,710	$77,547	$(837)	(1.1%)

Real estate expenses as a percentage of revenue were 33.0% and 33.7% for the 2010 Quarter and Period, respectively, and 34.1% and 34.1% for the 2009 Quarter and Period, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses were substantially unchanged in the 2010 Quarter as compared to the 2009 Quarter as larger recoveries of bad debt ($0.4 million) were offset by operating expenses from acquisition properties ($0.5 million).

Property operating expenses increased $0.7 million in the 2010 Period as compared to the 2009 Period due primarily to higher snow removal costs ($1.8 million) across the portfolio caused by severe snow storms during the first quarter of 2010, as well as higher expenses related to acquisition and development properties ($1.1 million). These were partially offset by lower utilities costs ($1.1 million) and larger recoveries of bad debt ($1.3 million) at core properties.

Real Estate Taxes: Real estate taxes decreased $0.4 million in the 2010 Quarter as compared to the 2009 Quarter due to the lower assessments across the portfolio.

Real estate taxes decreased $1.5 million in the 2010 Period as compared to the 2009 Period due to the lower assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Depreciation and amortization	$24,278	$23,484	$794	3.4%	$71,459	$69,620	$1,839	2.6%
Interest expense	17,100	18,224	(1,124)	(6.2%)	51,178	57,221	(6,043)	(10.6%)
General and administrative	3,153	3,518	(365)	(10.4%)	10,455	9,931	524	5.3%

	$44,531	$45,226	$(695)	(1.5%)	$133,092	$136,772	$(3,680)	(2.7%)

Depreciation and Amortization: Depreciation and amortization expense increased by $0.8 million in the 2010 Quarter as compared to the 2009 Quarter due to acquisition properties ($1.3 million).

Depreciation and amortization expense increased by $1.8 million in the 2010 Period as compared to the 2009 Period due primarily to acquisition properties.

Interest Expense: A summary of interest expense by debt type for the 2010 and 2009 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Notes payable	$10.2	$11.9	$(1.7)	(14.3%)	$30.7	$36.9	$(6.2)	(16.8%)
Mortgages	6.1	6.3	(0.2)	(3.2%)	18.4	20.4	(2.0)	(9.8%)
Lines of credit/short-term note payable	0.9	0.3	0.6	200.0%	2.9	0.9	2.0	222.2%
Capitalized interest	(0.1)	(0.3)	0.2	66.7%	(0.8)	(1.0)	0.2	20.0%

Total	$17.1	$18.2	$(1.1)	(6.0%)	$51.2	$57.2	($6.0)	(10.5%)

Interest expense decreased $1.1 million in the 2010 Quarter compared to the 2009 Quarter due primarily to the prepayment of our $100.0 million term loan ($1.5 million in lower interest) in December 2009, the repayment of mortgage notes payable ($0.2 million in lower interest) during 2009 and 2010, and the repurchases of our convertible notes payable ($0.3 million in lower interest) during 2009 and 2010. These were partially offset by higher interest on our unsecured lines of credit ($0.6 million), which we used to finance the prepayment of the $100.0 million term loan.

Interest expense decreased $6.0 million in the 2010 Period compared to the 2009 Period due primarily to the prepayment of our $100.0 million term loan ($4.0 million in lower interest) in December 2009, the prepayment of mortgage notes payable ($2.0 million in lower interest) during 2009 and 2010, and the repurchases of our convertible notes payable ($2.2 million in lower interest) during 2009 and 2010. These were partially offset by higher interest on our unsecured lines of credit ($2.0 million), which we used to finance the prepayment of the $100.0 million term loan.

General and Administrative Expense: General and administrative expense decreased by $0.4 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to an increase in the allocation of general and administrative costs to operating properties.

General and administrative expense increased by $0.5 million in the 2010 Period as compared to the 2009 Period due primarily to higher incentive compensation expense ($1.6 million), partially offset by an increase in the allocation of general and administrative costs to operating properties ($0.8 million).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2009 and the 2010 Period are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400

		2009 Total	456,000	$38,000

June 18, 2010	Parklawn Portfolio[1]	Office/Industrial	229,000	$23,400

		2010 Total	229,000	$23,400

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Revenues	$—	$1,031	$(1,031)	—	$1,672	$4,965	$(3,293)	(66.3%)
Property expenses	—	(433)	433	—	(784)	(2,219)	1,435	64.7%
Depreciation and amortization	—	(205)	205	—	(96)	(879)	783	89.1%

Total	$—	$393	$(393)	—	$792	$1,867	$(1,075)	(57.6%)

Income from operations of properties sold or held for sale decreased by $0.4 million and $1.1 million for the 2010 Quarter and Period, respectively, due to sale of the Parklawn Portfolio during the 2010 and the sales of Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center during 2009.

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

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$74,125	$74,987	$(862)	(1.1%)
Non-core (1)	2,149	—	2,149	—

Total real estate rental revenue	$76,274	$74,987	$1,287	1.7%

Real Estate Expenses
Core	$24,436	$25,493	$(1,057)	(4.1%)
Non-core (1)	716	80	636	795.0%

Total real estate expenses	$25,152	$25,573	$(421)	(1.6%)

NOI
Core	$49,689	$49,494	$195	0.4%
Non-core (1)	1,433	(80)	1,513	1,891.3%

Total NOI	$51,122	$49,414	$1,708	3.5%

Reconciliation to Net Income
NOI	$51,122	$49,414
Other income (expense)	301	(54)
Interest expense	(17,100)	(18,224)
Depreciation and amortization	(24,278)	(23,484)
General and administrative expenses	(3,153)	(3,518)
Gain from non-disposal activities	4	62
Gain on sale of real estate	—	5,147
Gain (loss) on extinguishment of debt	(238)	(133)
Discontinued operations (2)	—	393

Net income	6,658	9,603
Less: Net income attributable to noncontrolling interests	(33)	(53)

Net income attributable to the controlling interests	$6,625	$9,550

	Quarters Ended September 30,
Economic Occupancy	2010	2009
Core	90.7%	93.3%
Non-core (1)	80.5%	0.0%

Total	90.3%	93.3%

(1)	Non-core properties include:

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2009 acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2010 dispositions – Parklawn Plaza, Saratoga Building, Lexington Building and Charleston Business Center

2009 dispositions – Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue increased by $1.3 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to the acquisition of Quantico Corporate Center ($2.1 million), partially offset by a $0.9 million decrease in real estate rental revenues from core properties. The $0.9 million decrease at core properties was due to lower occupancy ($2.0 million) and lower expense reimbursements ($0.9 million), partially offset by higher rental rates ($1.8 million) and lower bad debt ($0.2 million).

Real estate expenses decreased by $0.4 million in the 2010 Quarter as compared to the 2009 Quarter due to lower real estate taxes on core properties ($0.5 million) caused by lower assessments and higher recoveries of bad debt ($0.4 million). These were offset by a $0.6 million increase in our non-core portfolio attributable to our acquisitions.

Core economic occupancy decreased to 90.7% in the 2010 Quarter from 93.3% in the 2009 Quarter, as decreases in the office, medical office, retail and industrial segments were partially offset by higher occupancy in the multifamily segment. Non-core economic occupancy increased to 80.5% in the 2010 Quarter from 0.0% in the 2009 Quarter, reflecting the acquisition of the fully-occupied Quantico Corporate Center during 2010. Lansdowne Medical Office Building, which was vacant upon acquisition during the 2009 Quarter, was 15.5% leased as of the end of the 2010 Quarter. During the 2010 Quarter, 53.2% of the commercial square footage expiring was renewed as compared to 69.8% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 330,200 commercial square feet at an average rental rate of $24.08 per square foot, an increase of 6.8%, with average tenant improvements and leasing costs of $11.42 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$32,308	$32,912	$(604)	(1.8%)
Non-core (1)	2,135	—	2,135	—

Total real estate rental revenue	$34,443	$32,912	$1,531	4.7%

Real Estate Expenses
Core	$11,899	$11,861	$38	0.3%
Non-core (1)	580	—	580	—

Total real estate expenses	$12,479	$11,861	$618	5.2%

NOI
Core	$20,409	$21,051	$(642)	(3.0%)
Non-core (1)	1,555	—	1,555	—

Total NOI	$21,964	$21,051	$913	4.3%

Economic Occupancy	2010	2009
Core	89.4%	92.9%
Non-core (1)	100.0%	—

Total	90.1%	92.9%

(1)	Non-core properties include:

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Real estate rental revenue in the office segment increased by $1.5 million in the 2010 Quarter as compared to the 2009 Quarter due to the acquisition of Quantico Corporate Center ($2.1 million), partially offset by a decrease in real estate rental revenue from core properties ($0.6 million). The $0.6 million decrease at core properties was due to lower occupancy ($1.2 million) and lower common area maintenance reimbursements ($0.4 million), partially offset by higher rental rates ($0.8 million) and lower bad debt ($0.2 million).

Real estate expenses in the office segment increased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to the acquisition of Quantico Corporate Center.

Core economic occupancy decreased to 89.4% in the 2010 Quarter from 92.9% in the 2009 Quarter, driven by lower occupancy at Monument II, 2000 M Street, and 7900 Westpark Drive. These were partially offset by higher economic occupancy at One Central Plaza. The non-core economic occupancy of 100% reflects the acquisition of the fully-leased Quantico Corporate Center during 2010. During the 2010 Quarter, 26.4% of the square footage that expired was renewed compared to 51.4% in the 2009 Quarter, excluding properties sold or classified as held for sale. The retention rate for the 2010 Quarter was impacted by the non-renewal of a large tenant at Monument II. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 103,400 square feet of office space at an average rental rate of $28.29 per square foot, an increase of 2.3%, with average tenant improvements and leasing costs of $20.10 per square foot.

Medical Office Segment:

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$10,979	$11,099	$(120)	(1.1%)
Non-core (1)	14	—	14	—

Total real estate rental revenue	$10,993	$11,099	$(106)	(1.0%)

Real Estate Expenses
Core	$3,499	$3,752	$(253)	(6.7%)
Non-core (1)	136	80	56	70.0%

Total real estate expenses	$3,635	$3,832	$(197)	(5.1%)

NOI
Core	$7,480	$7,347	$133	1.8%
Non-core (1)	(122)	(80)	(42)	(52.5%)

Total NOI	$7,358	$7,267	$91	1.3%

Economic Occupancy	2010	2009
Core	94.8%	96.0%
Non-core (1)	2.0%	0.0%

Total	90.3%	96.0%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment decreased by $0.1 million in 2010 Quarter as compared to the 2009 Quarter due to lower occupancy ($0.2 million), higher bad debt ($0.1 million) and lower real estate tax reimbursements ($0.1 million), partially offset by higher rental rates ($0.4 million).

Real estate expenses in the medical office segment decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due to lower real estate taxes ($0.1 million), lower electricity rates ($0.1 million) and recoveries of bad debt ($0.1 million) in the core portfolio. These were partially offset by expenses from Lansdowne Medical Office Building ($0.1 million).

Core economic occupancy decreased to 94.8% in the 2010 Quarter from 96.0% in the 2009 Quarter, driven by lower occupancy at Shady Grove Medical II and Ashburn Farm Office Park. The non-core economic occupancy of 2.0% for the 2010 Quarter reflects Lansdowne Medical Office Building, which was 15.5% leased at the end of the 2010 Quarter. During the 2010 Quarter, 90.2% of the square footage that expired was renewed compared to 62.2% in the 2009 Quarter. During the 2010 Quarter, we executed new leases (excluding first generation leases) for 70,400 square feet of medical office space at an average rental rate of $34.94, an increase of 15.0%, with average tenant improvements and leasing costs of $17.36 per square foot.

Retail Segment:

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$9,865	$10,182	$(317)	(3.1%)

Real Estate Expenses
Total	$2,028	$2,517	$(489)	(19.4%)

NOI
Total	$7,837	$7,665	$172	2.2%

Economic Occupancy	2010	2009
Total	91.7%	94.0%

Real estate rental revenue in the retail segment decreased by $0.3 million in the 2010 Quarter as compared to the 2009 Quarter due to lower occupancy ($0.2 million), higher bad debt ($0.1 million) and lower real estate tax reimbursements ($0.1 million). These were offset by higher rental rates ($0.1 million).

Real estate expenses in the retail segment decreased by $0.5 million in the 2010 Quarter as compared to the 2009 Quarter due to lower legal fees ($0.2 million), the recovery of bad debt ($0.2 million) and lower real estate taxes ($0.1 million).

Economic occupancy decreased to 91.7% in the 2010 Quarter from 94.0% in the 2009 Quarter, driven by lower occupancy at Frederick Crossing, Montgomery Village Center and Frederick County Square. During the 2010 Quarter, 33.8% of the square footage that expired was renewed compared to 30.3% in the 2009 Quarter. During the 2010 Quarter, we executed new leases for 52,500 square feet of retail space at an average rental rate of $30.57, an increase of 17.5%, with average tenant improvements and leasing costs of $2.73 per square foot.

Multifamily Segment:

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$12,434	$11,833	$601	5.1%

Real Estate Expenses
Total	$4,798	$4,964	$(166)	(3.3%)

NOI
Total	$7,636	$6,869	$767	11.2%

Economic Occupancy	2010	2009
Total	95.6%	93.9%

Real estate rental revenue in the multifamily segment increased by $0.6 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to higher occupancy ($0.2 million), higher rental rates ($0.1 million) and lower abatements ($0.1 million).

Real estate expenses in the multifamily segment decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate taxes ($0.1 million).

Economic occupancy increased to 95.6% in the 2010 Quarter from 93.9% in the 2009 Quarter, driven by higher occupancy at the Kenmore and Bethesda Hill Apartments.

Industrial Segment:

	Quarters Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$8,539	$8,961	$(422)	(4.7%)

Real Estate Expenses
Total	$2,212	$2,399	$(187)	(7.8%)

NOI
Total	$6,327	$6,562	$(235)	(3.6%)

Economic Occupancy	2010	2009
Total	83.0%	89.6%

Real estate rental revenue in the industrial segment decreased by $0.4 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower occupancy ($0.6 million), lower common area maintenance reimbursements ($0.2 million) and lower real estate tax reimbursements ($0.1 million) and lower lease termination fees ($0.1 million), partially offset by higher rental rates ($0.4 million) and lower bad debt ($0.2 million).

Real estate expenses in the industrial segment decreased by $0.2 million in the 2010 Quarter as compared to the 2009 Quarter due primarily to lower real estate taxes ($0.1 million) caused by lower property assessments.

Economic occupancy decreased to 83.0% in the 2010 Quarter from 89.6% in the 2009 Quarter, driven by lower occupancy at Fullerton Business Center, NVIP I&II and Albemarle. During the 2010 Quarter, 87.4% of the square footage that expired was renewed compared to 92.4% in the 2009 Quarter, excluding properties sold or classified as held for sale. During the 2010 Quarter, we executed new leases for 103,800 square feet of industrial space at an average rental rate of $9.23, a decrease of 10.9%, with average tenant improvements and leasing costs of $3.13 per square foot.

2010 Period Compared to 2009 Period

The following tables of selected operating data provide the basis for our discussion of NOI in 2010 compared to 2009. All amounts are in thousands except percentage amounts.

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$215,727	$219,193	$(3,466)	(1.6%)
Non-core (1)	12,138	7,970	4,168	52.3%

Total real estate rental revenue	$227,865	$227,163	$702	0.3%

Real Estate Expenses
Core	$71,607	$73,657	$(2,050)	(2.8%)
Non-core (1)	5,103	3,890	1,213	31.2%

Total real estate expenses	$76,710	$77,547	$(837)	(1.1%)

NOI
Core	$144,120	$145,536	$(1,416)	(1.0%)
Non-core (1)	7,035	4,080	2,955	72.4%

Total NOI	$151,155	$149,616	$1,539	1.0%

Reconciliation to Net Income
NOI	$151,155	$149,616
Other income (expense)	423	120
Interest expense	(51,178)	(57,221)
Depreciation and amortization	(71,459)	(69,620)
General and administrative expenses	(10,455)	(9,931)
Gain from non-disposal activities	4	62
Gain (loss) on extinguishment of debt	(280)	6,931
Gain on sale of real estate	7,942	11,821
Discontinued operations (2)	792	1,867

Net income	26,944	33,645
Less: Net income attributable to noncontrolling interests	(109)	(154)

Net income attributable to the controlling interests	$26,835	$33,491

	Periods Ended September 30,
Economic Occupancy	2010	2009
Core	91.3%	93.5%
Non-core (1)	84.2%	83.4%

Total	90.9%	93.0%

(1)	Non-core properties include:

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

2010 dispositions – Parklawn Plaza, Saratoga Building, Lexington Building and Charleston Business Center

2009 dispositions – Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue decreased by $0.7 million in the 2010 Period as compared to the 2009 Period due to a $4.2 million increase from non-core properties caused by the acquisition of Quantico Corporate Center ($2.8 million) and the lease-up of our development properties ($1.3 million), partially offset by a $3.5 million decrease from core properties. The $3.5 million decrease at core properties was due to lower occupancy ($4.7 million), lower real estate tax reimbursements ($1.8 million), lower utilities reimbursements ($0.7 million) and higher rental abatements ($0.3 million), partially offset by higher rental rates ($3.6 million) and higher antenna rent ($0.4 million).

Real estate expenses decreased by $0.8 million in the 2010 Period as compared to the 2009 Period due to lower core portfolio utilities costs ($1.1 million) caused by lower electricity rates, lower core portfolio real estate taxes ($1.6 million) caused by lower assessments and recoveries of bad debt ($1.3 million). These were offset by higher snow removal costs ($1.8 million) caused by severe snow storms during the first quarter of 2010, as well as higher real estate expenses from acquisitions ($1.0 million) and development properties ($0.2 million).

Core economic occupancy decreased to 91.3% in the 2010 Period from 93.5% in the 2009 Period, as decreases in the office, medical office, retail and industrial segments were partially offset by higher occupancy in the multifamily segment. Non-core economic occupancy increased to 84.2% in the 2010 Period from 83.4% in 2009 Period due to the completion of lease-up for our development properties in the office and multifamily segments and the acquisition of the fully-leased Quantico Corporate Center. These were partially offset by the acquisition of the vacant Lansdowne Medical Office Building during 2009, which was 15.5% leased as of the end of the 2010 Period. During the 2010 Period, 56.1% of the commercial square footage expiring was renewed as compared to 72.3% in the 2009 Period, excluding properties sold or classified as held for sale. During the 2010 Period, we executed new leases (excluding first generation leases at recently-built properties) for 1,245,200 commercial square feet at an average rental rate of $23.90 per square foot, an increase of 13.4%, with average tenant improvements and leasing costs of $18.54 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$94,638	$96,838	$(2,200)	(2.3%)
Non-core (1)	6,106	2,938	3,168	107.8%

Total real estate rental revenue	$100,744	$99,776	$968	1.0%

Real Estate Expenses
Core	$33,079	$34,932	$(1,853)	(5.3%)
Non-core (1)	2,192	1,092	1,100	100.7%

Total real estate expenses	$35,271	$36,024	$(753)	(2.1%)

NOI
Core	$61,559	$61,906	$(347)	(0.6%)
Non-core (1)	3,914	1,846	2,068	112.0%

Total NOI	$65,473	$63,752	$1,721	2.7%

Economic Occupancy	2010	2009
Core	91.0%	93.5%
Non-core (1)	95.2%	87.3%

Total	91.3%	93.2%

(1)	Non-core properties include:

Development property – Dulles Station, Phase I

2010 acquisitions – Quantico Corporate Center

Real estate rental revenue in the office segment increased by $1.0 million in the 2010 Period as compared to the 2009 Period due to the acquisition of Quantico Corporate Center ($2.8 million) and the lease-up of Dulles Station, Phase I ($0.4 million), partially offset by a $2.2 million decrease in real estate rental revenue from core properties. The $2.2 million at core properties was due to lower occupancy ($2.4 million), lower real estate tax reimbursements ($0.8 million), lower common area maintenance reimbursements ($0.8 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($2.2 million).

Real estate expenses in the office segment decreased by $0.8 million in the 2010 Period as compared to the 2009 Period due primarily to lower utilities ($0.7 million) caused by lower electricity rates, higher recoveries of bad debt ($0.9 million) and lower real estate taxes ($0.6 million) caused by lower assessments. Non-core real estate expenses increased by $1.1 million due to the acquisition of Quantico Corporate Center ($0.7 million) and the lease-up of Dulles Station, Phase II ($0.4 million).

Core economic occupancy decreased to 91.0% in the 2010 Period from 93.5% in the 2009 Period, driven by lower occupancy at Monument II, 2000 M Street and 7900 Westpark. These were partially offset by higher economic occupancy at One Central Plaza. Non-core economic occupancy increased to 95.2% from 87.3%, reflecting the completion of the lease-up of Dulles Station, Phase I and the acquisition of the fully-leased Quantico Corporate Center. During the 2010 Period, 45.2% of the square footage that expired was renewed compared to 64.6% in the 2009 Period, excluding properties sold or classified as held for sale. During the 2010 Period, we executed new leases (excluding first generation leases) for 451,600 square feet of office space at an average rental rate of $30.53 per square foot, an increase of 9.1%, with average tenant improvements and leasing costs of $34.20 per square foot.

Medical Office Segment:

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$33,670	$33,617	$53	0.2%
Non-core (1)	25	—	25	—

Total real estate rental revenue	$33,695	$33,617	$78	0.2%

Real Estate Expenses
Core	$10,803	$11,251	$(448)	(4.0%)
Non-core (1)	387	80	307	383.8%

Total real estate expenses	$11,190	$11,331	$(141)	1.2%

NOI
Core	$22,867	$22,366	$501	2.2%
Non-core (1)	(362)	(80)	(282)	(352.5%)

Total NOI	$22,505	$22,286	$219	1.0%

Economic Occupancy	2010	2009
Core	95.4%	96.2%
Non-core (1)	1.2%	0.0%

Total	90.8%	96.2%

(1)	Non-core properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.1 million in 2010 Period as compared to the 2009 Period due primarily to higher rental rates ($0.9 million), offset by lower real estate tax reimbursements ($0.5 million) and lower occupancy ($0.3 million).

Real estate expenses in the medical office segment decreased by $0.1 million in the 2010 Period as compared to the 2009 Period due to lower core utilities expense ($0.3 million) caused by lower electricity rates and lower real estate taxes ($0.4 million) caused by lower assessments, offset by the expenses contributed by the 2009 acquisition, Lansdowne Medical Office Building ($0.3 million), as well as higher snow removal costs ($0.2 million) caused by severe snow storms during the first quarter of 2010.

Core economic occupancy decreased to 95.4% in the 2010 Period from 96.2% in the 2009 Period, driven by higher vacancy at Ashburn Farm Office Park and Alexandria Professional Center. The non-core economic occupancy of 1.2% for the 2010 Period reflects Lansdowne Medical Office Building, which was 15.5% leased as of the end of the 2010 Period. During the 2010 Period, 76.1% of the square footage that expired was renewed compared to 64.6% in the 2009 Period. During the 2010 Period, we executed new leases (excluding first generation leases) for 186,400 square feet of medical office space at an average rental rate of $37.79, an increase of 19.8%, with average tenant improvements and leasing costs of $25.68 per square foot.

Retail Segment:

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$30,566	$30,995	$(429)	(1.4%)

Real Estate Expenses
Total	$7,877	$7,955	$(78)	(1.0%)

NOI
Total	$22,689	$23,040	$(351)	(1.5%)

Economic Occupancy	2010	2009
Total	91.7%	94.7%

Real estate rental revenue in the retail segment decreased by $0.4 million in the 2010 Period as compared to the 2009 Period due to lower occupancy ($0.9 million) and higher bad debt ($0.1 million), offset by higher rental rates ($0.3 million) and higher common area maintenance reimbursements ($0.4 million). Higher recoverable snow removal costs related to severe snow storms during the first quarter of 2010 caused the increase in common area maintenance reimbursements.

Real estate expenses in the retail segment decreased by $0.1 million in the 2010 Period as compared to the 2009 Period due to lower legal fees ($0.5 million) and lower real estate taxes ($0.1 million), offset by higher snow removal costs ($0.6 million).

Economic occupancy decreased to 91.7% in the 2010 Period from 94.7% in the 2009 Period, driven by lower occupancy at Frederick Crossing, Montgomery Village Center and Frederick County Square. During the 2010 Period, 70.1% of the square footage that expired was renewed compared to 54.5% in the 2009 Period. During the 2010 Period, we executed leases for 172,200 square feet of retail space at an average rental rate of $21.16, an increase of 8.8%, with average tenant improvements and leasing costs of $5.42 per square foot.

Multifamily Segment:

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Core	$30,185	$29,574	$611	2.1%
Non-core (1)	6,007	5,032	975	19.4%

Total real estate rental revenue	$36,192	$34,606	$1,586	4.6%

Real Estate Expenses
Core	$11,901	$11,831	$70	0.6%
Non-core (1)	2,524	2,718	(194)	(7.1%)

Total real estate expenses	$14,425	$14,549	$(124)	(0.9%)

NOI
Core	$18,284	$17,743	$541	3.0%
Non-core (1)	3,483	2,314	1,169	50.5%

Total NOI	$21,767	$20,057	$1,710	8.5%

Economic Occupancy	2010	2009
Core	94.8%	92.7%
Non-core (1)	92.7%	80.5%

Total	94.5%	90.6%

(1)	Non-core properties include:

Development properties – Clayborne Apartments and Bennett Park

Real estate rental revenue in the multifamily segment increased by $1.6 million in the 2010 Period as compared to the 2009 Period due primarily to the lease-up of the development properties, which contributed $1.0 million of the increase. Real estate rental revenue from core properties increased by $0.6 million due primarily to higher occupancy ($0.6 million) and lower rent abatements ($0.2 million), offset by lower rental rates ($0.2 million).

Real estate expenses in the multifamily segment decreased by $0.1 million in the 2010 Period as compared to the 2009 Period due to lower real estate taxes ($0.2 million) offset by higher snow removal costs ($0.2 million) caused by severe snow storms during the 2010 Period.

Core economic occupancy increased to 94.8% in the 2010 Period from 92.7% in the 2009 Period, driven by higher occupancy at the Ashby at McLean, Country Club Towers and the Kenmore. Non-core economic occupancy increased to 92.7% from 80.5%, reflecting the completion of lease-up at Bennett Park and Clayborne Apartments.

Industrial Segment:

	Periods Ended September 30,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$26,668	$28,169	$(1,501)	(5.3%)

Real Estate Expenses
Total	$7,947	$7,688	$259	3.4%

NOI
Total	$18,721	$20,481	$(1,760)	(8.6%)

Economic Occupancy	2010	2009
Total	83.6%	90.4%

Real estate rental revenue in the industrial segment decreased by $1.5 million in the 2010 Period as compared to the 2009 Period due primarily to lower occupancy ($1.8 million) and lower real estate tax reimbursements ($0.5 million). These were offset by lower bad debt ($0.5 million) and higher rental rates ($0.4 million).

Real estate expenses in the industrial segment increased by $0.3 million in the 2010 Period as compared to the 2009 Period due primarily to higher snow removal costs ($0.7 million) caused by severe snow storms during the first quarter of 2010, offset by lower real estate taxes ($0.4 million) due to lower property assessments.

Economic occupancy decreased to 83.6% in the 2010 Period from 90.4% in the 2009 Period, driven by higher vacancy at Fullerton Business Center, Northern Virginia Industrial Park and Albemarle. During the 2010 Period, 53.4% of the square footage that expired was renewed compared to 84.4% in the 2009 Period, excluding properties sold or classified as held for sale. During the 2010 Period, we executed new leases for 435,000 square feet of industrial space at an average rental rate of $12.14, an increase of 20.9%, with average tenant improvements and leasing costs of $4.42 per square foot.

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

•	Approximately $5.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $3.0 million to invest in our development projects; and

•	Approximately $70.0 - $200.0 million to fund our expected property acquisitions.

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

Our total debt at September 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Fixed rate mortgages	$381,109	$405,451
Unsecured credit facilities	100,000	128,000
Unsecured notes payable	930,201	688,912

	$1,411,310	$1,222,363

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

Mortgage Debt

At September 30, 2010, our $381.1 million in fixed rate mortgages, which includes a net $6.9 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 5.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On July 12, 2010 we repaid without penalty a $21.7 million mortgage note payable secured by The Crescent and The Ridges.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had no borrowings outstanding and $0.8 million in letters of credit issued as of September 30, 2010, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2011, after exercising a one year extension during the 2010 Quarter. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of September 30, 2010, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. The $100.0 million outstanding balance was used to prepay the $100 million term loan on December 1, 2009. An interest rate swap fixes the interest rate at 2.525% (2.10% plus 42.5 basis points) through the interest rate swap’s maturity date of November 1, 2011. Due to our extension during the 2010 Quarter, all outstanding advances are due and payable upon maturity in November 2011. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2010, we were in compliance with our loan covenants.

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

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

September 30, 2010 Note Principal
5.95% notes due 2011	$150,000
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.875% notes due 2026 (1)	125,495
7.25% notes due 2028	50,000

$935,495

(1)

On or after September 20, 2011, we may redeem the convertible notes at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest, if any, up to, but excluding, the purchase date. In addition, on September 15, 2011, September 15, 2016 and September 15, 2021 or following the occurrence of certain change in control transactions, holders of these notes may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest thereon.

Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2010, we were in compliance with our unsecured notes covenants.

During the 2010 Period, we repurchased $8.8 million of our 3.875% convertible notes at 100.1% of par, resulting in a net loss on extinguishment of debt of $0.3 million, net of unamortized debt costs and debt discounts.

On September 30, 2010, we issued $250.0 million of 4.95% unsecured notes due October 1, 2020. The notes bear an effective interest rate of 5.053%. Our net proceeds were $245.8 million. Subsequent to the end of the 2010 Quarter, we used the proceeds to repurchase $122.8 million of our outstanding 3.875% convertible notes due in 2026 and $56.1 million our 5.95% senior notes due in 2011 (see note 13 to the consolidated financial statements). We may use the remaining proceeds to repay borrowings under our lines of credit or for general corporate purposes.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 64.1 million shares were outstanding at September 30, 2010.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. For the 2010 Quarter, we issued 1.7 million common shares at a weighted average price of $30.98 under this program, raising $51.0 million in net proceeds. For the 2010 Period, we issued 4.0 million common shares at a weighted average price of $30.20 under this program, raising $118.1 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2010 Quarter, we issued 43,662 common shares at a weighted average price of $31.39 per share, raising $1.4 million in net proceeds. For the 2010 Period, we issued 131,132 common shares at a weighted average price of $30.02 per share, raising $3.9 million in net proceeds.

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

The table below details our dividend and distribution payments for the 2010 and 2009 Quarters and Periods (in thousands).

	Quarters Ended September 30,				Periods Ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Common dividends	$27,647	$25,764	$1,883	7.3%	$80,387	$74,194	$6,193	8.3%
Distributions to noncontrolling interests	46	48	(2)	(4.2%)	137	143	(6)	(4.2%)

	$27,693	$25,812	$1,881	7.3%	$80,524	$74,337	$6,187	8.3%

Dividends paid for the 2010 Quarter and Period as compared to the 2009 Quarter and Period increased due primarily to the issuance of 4.0 million common shares under our sales agency financing agreement during 2010.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Periods Ended September 30,
			Change
	2010	2009	$	%
Net cash provided by (used in) operating activities	$83.5	$81.3	$2.2	2.7%
Net cash provided by (used in) investing activities	$(61.8)	$(8.2)	$(53.6)	(653.7%)
Net cash provided by (used in) financing activities	$229.5	$(77.9)	$307.4	394.6%

Our operating activities generated $83.5 million of net cash in the 2010 Period, a small increase from $81.3 million in the 2009 Period that is primarily attributable to the acquisition of Quantico Corporate Center during 2010.

Our investing activities used net cash of $61.8 million in the 2010 Period compared to $8.2 million in the 2009 Period. The cash used by investing activities during the 2010 Period was primarily due to the acquisition of Quantico Corporate Center ($68.0 million) and capital improvements ($14.6 million), partially offset by the sale of the Parklawn Portfolio ($22.2 million).

Our financing activities provided net cash of $229.5 million in the 2010 Period as compared to using $77.9 million in the 2009 Period. The increase in cash provided by financing activities was primarily due to the issuance of $250.0 million of 4.95% unsecured notes during the 2010 Quarter.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended September 30,				Periods Ended September 30,
	2010		2009		2010		2009
Earnings to fixed charges	1.4	x	1.2	x	1.3	x	1.	3x
Debt service coverage	2.7	x	2.4	x	2.6	x	2.	4x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarters Ended September 30,		Periods Ended September 30,
	2010	2009	2010	2009
Net income attributable to the controlling interests	$6,625	$9,550	$26,835	$33,491
Adjustments
Depreciation and amortization	24,278	23,484	71,459	69,620
Discontinued operations depreciation and amortization	—	205	96	879
Gain on non-disposal activities	(4)	(62)	(4)	(62)
Gain on sale of real estate	—	(5,147)	(7,942)	(11,821)

FFO as defined by NAREIT	$30,899	$28,030	$90,444	$92,107

ITEM 3:	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

None.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.30	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010

4.31	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010

10.30	Amended and Restated Deferred Compensation Plan for Directors effective October 22, 2010					X

12	Computation of Ratios					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements, tagged as blocks of text					X

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

DATE: November 4, 2010