Form 10-K
period 2010-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2011-02-25
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2010, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $1,710,524,544 (based on the closing price of the stock on June 30, 2010).

As of February 18, 2011, 65,895,876 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST

2010 FORM 10-K ANNUAL REPORT

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

Over the last five years, dividends paid per share have been $1.73125 for 2010, $1.73 for 2009, $1.72 for 2008, $1.68 for 2007 and $1.64 for 2006.

The Greater Washington Metro Area Economy

In 2010, the Washington metro region’s economy improved significantly from the prior year, with positive job growth and an increase in gross regional product (“GRP”). Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region gained 20,000 – 25,000 jobs in 2010, compared to a loss of almost 53,000 in 2009. The region’s unemployment rate was 6.0% at November 2010, down from 6.1% in the prior year. The region’s unemployment rate remains the lowest rate among all of the nation’s largest metro areas, and is well below the national average of 9.8%. The federal government remains the region’s most important industry, providing approximately one third of the region’s GRP.

Delta expects growth in the Washington metro region to accelerate from recovery to expansion in 2011, albeit slower than in prior recoveries due to a more cautious business community as well as more austere spending policies from the federal government. According to Delta, the Washington Leading Index, which forecasts area economic performance over the next 18 months, is 107.2, as of September 2010, which is above the 20-year average of 102.6. Delta also forecasts GRP for the Washington metro region to increase by 3.3% - 3.6% in 2010. This compares to a national GRP projection of 3.0% - 3.5%. Delta forecasts job growth in the region to increase in 2011 and 2012, adding 48,100 and 44,000 new jobs, respectively, compared to the 20-year annual average of 37,000.

Greater Washington Metro Region Real Estate Markets

The Washington metro region’s economy has translated into improving relative real estate market performance in each of our segments, compared to other national metropolitan regions, as reported by Delta. Market statistics and information from Delta are set forth below:

Office and Medical Office Sectors

•	Average effective rents decreased 6.5% in 2010 in the region compared to a decrease of 6.9% in 2009.

•	Vacancy was 11.9% at year-end 2010, down from 13.0% at year-end 2009 but up from 10.6% at year-end 2008.

•	The region has the third lowest vacancy rate of large metro areas in the United States.

•

Net absorption (defined as the change in occupied, standing inventory from one period to the next) totaled 6.4 million square feet in 2010, up from 0.6 million square feet in 2009 and equal to the 6.4 million square foot long-term average.

•	Of the 5.0 million square feet of office space under construction at year-end 2010 (down from 5.7 million square feet at year-end 2009), 61% is pre-leased compared to 48% one year ago.

Retail Sector

•	Rental rates at grocery-anchored centers decreased 2.4% in the region in 2010, compared to the 5.8% decrease in 2009.

•	Vacancy rates increased to 5.6% at year-end 2010 from 5.3% at year-end 2009.

•	Total retail sales, excluding autos, parts and gas, increased by 5.2% for the twelve months ending October 2010, as compared to a 2.0% decrease in 2009.

Multifamily Sector

•

Net effective rents for all investment grade apartments increased 8.2% in the greater Washington metro region during 2010. Class A rents increased by 7.8% in 2010 compared to a decline of 1.7% in 2009.

•

The vacancy rate for all apartments was 3.4% at year-end 2010, compared to 4.3% at year-end 2009. The national rate was 6.6% at year-end 2010, which places the Washington metro region as one of the lowest vacancy rates of any metro area in the nation. Class A vacancy increased to 4.6% at year-end 2010 from 3.6% at year-end 2009.

Industrial/Flex Sector

•	Rental rates for the industrial sector decreased 3.0% in the Washington metro region in 2010 compared to a decrease of 4.3% in 2009.

•	Overall vacancy was 11.0% at year-end 2010, down from 11.4% at year-end 2009.

•	Net absorption was a positive 1.2 million square feet, compared to a negative 2.3 million square feet in 2009.

•	Of the 1.1 million square feet of industrial space under construction at year-end 2010, 51% was pre-leased, compared to 41% of space under construction that was pre-leased at year-end 2009.

Our Portfolio

As of December 31, 2010, we owned a diversified portfolio of 85 properties, totaling approximately 10.7 million square feet of commercial space and 2,540 residential units, and land held for development. These 85 properties consist of 25 office properties, 18 medical office properties, 15 retail centers, 11 multifamily properties and 16 industrial/flex properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2010, 2009 and 2008, and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2010, were as follows:

Percent Leased December 31, 2010		Real Estate Rental Revenue(1)
		2010	2009	2008
90%	Office	44%	44%	42%
90%	Medical office	15	15	16
92%	Retail	14	14	15
97%	Multifamily	16	16	14
80%	Industrial	11	11	13

		100%	100%	100%

(1)	Data excludes discontinued operations.

The industrial segment’s decrease in share of real estate rental revenue from 13% in 2008 to 11% in 2009 and 2010 is primarily due to declines in that segment’s real estate rental revenue caused by lower occupancy.

On a combined basis, our commercial portfolio (i.e., our office, medical office, retail and industrial properties, but not our multifamily properties) was 88% leased at December 31, 2010, 90% leased at December 31, 2009 and 95% leased at December 31, 2008.

The commercial lease expirations for the next five years are as follows:

	# of Leases	Square Feet	Gross Annual Rent	Percentage of Total Gross Annual Rent
2011	293	1,234,000	$29,374,000	12%
2012	219	1,225,000	27,861,000	11
2013	216	1,325,000	28,338,000	12
2014	154	1,408,000	37,331,000	15
2015	147	1,167,000	31,833,000	13
2016 and thereafter	332	2,763,000	88,852,000	37

Total	1,361	9,122,000	$243,589,000	100%

Total real estate rental revenue from continuing operations was $298.0 million for 2010, $298.2 million for 2009 and $268.7 million for 2008. During the three year period ended December 31, 2010, we acquired three office buildings, two medical office buildings, one multifamily building, one retail center and one industrial/flex property. We also placed into service from development one office building and one multifamily building. During that same time frame, we sold five office buildings, one multifamily building and eight industrial/flex properties. These acquisitions and dispositions were the primary reason for the shifting of each group’s percentage of total real estate rental revenue reflected above.

No single tenant accounted for more than 3.3% of real estate rental revenue in 2010, 3.3% of revenue in 2009 and 3.6% of revenue in 2008. All federal government tenants in the aggregate accounted for approximately 2.6% of our 2010 total revenue. Federal government tenants include the Department of Defense, U.S. Patent and Trademark Office, Federal Bureau of Investigation, Office of Personnel Management, Secret Service, Federal Aviation Administration, NASA and the National Institutes of Health. Our ten largest tenants, in terms of aggregate occupied square feet, are as follows:

1.	World Bank;

2.	Advisory Board Company;

3.	General Services Administration;

4.	INOVA Health System;

5.	Patton Boggs LLP;

6.	IBM Corporation;

7.	Sunrise Senior Living, Inc.;

8.	General Dynamics;

9.	Children’s National Medical Center;

10.	George Washington University.

We expect to continue investing in additional income-producing properties. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.

We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2010, 2009, and 2008 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 18, 2011, we had 293 employees including 213 persons engaged in property management functions and 80 persons engaged in corporate, financial, leasing, asset management and other functions.

REIT Tax Status

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

Tax Treatment of Recent Disposition Activity

We sold several properties during the three year period ended December 31, 2010:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23,400	$7,900
December 21, 2010	The Ridges	Office	104,000	27,500	4,500
December 22, 2010	Ammendale I&II/ Amvax	Industrial	305,000	23,000	9,200

		Total 2010	638,000	$73,900	$21,600

May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500

		Total 2009	456,000	$38,000	$13,300

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100	$15,300

		Total 2008	336,000	$41,100	$15,300

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). The capital gains from the sales were paid out to shareholders.

We distributed all of our 2010, 2009 and 2008 ordinary taxable income to our shareholders. No provision for income taxes was necessary in 2010, 2009 or 2008.

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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in WRIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 53.

Disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.

The United States and global equity and credit markets have experienced in the recent past significant price volatility and liquidity disruptions which caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Any disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. As well, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. In addition, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing.

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

All of our properties are located in the Washington metropolitan region, which may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in our geographic region may be dependent upon one or more industries, thus a downturn in one of the industries may have a particularly strong effect. In the event of negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to make distributions to our shareholders.

We may be adversely affected by any significant reductions in federal government spending.

As a REIT operating exclusively in the Washington, D.C. metropolitan area, a significant portion of our properties is occupied by United States Government tenants or tenants that are directly or indirectly serving the United States Government as federal contractors or otherwise. A significant reduction in federal government spending could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington, D.C. metropolitan area are significantly dependent upon the level of federal government spending in the region. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewal. As a result, if such a reduction in federal government spending were to occur, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

We face risks associated with property acquisitions.

We intend to continue to acquire properties which would continue to increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

•	we may be unable to finance acquisitions on favorable terms;

•	the acquired properties may fail to perform as we expected in analyzing our investments;

•	the actual returns realized on acquired properties may not exceed our average cost of capital;

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

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.

Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable, and we may find that to be the case under the current economic conditions due to limited credit availability for potential buyers. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes penalties on a REIT that sells property held for less than two years and or sells more than a specified number of properties in a given year. In addition, for properties that we acquire by issuing units in an operating partnership, we may be restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the sellers’ consent. Due to these factors, we may be unable to sell a property at an advantageous time.

We face potential difficulties or delays renewing leases or re-leasing space.

As of December 31, 2010, leases on our commercial properties will expire from 2011 through 2015 as follows:

% of leased square footage
2011	12%
2012	11%
2013	12%
2014	15%
2015	13%

Total	63%

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended 2010, 2009 and 2008, the multifamily tenant retention rate was 61%, 54% and 67%, respectively. Similar to our commercial properties, if our multifamily tenants decide not to renew their leases, we may not be able to re-let the space, or the terms of the renewal may be less favorable than current lease terms. As a result of the foregoing, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

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

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments.

We may invest in joint ventures or other entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

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

We rely on borrowings under our credit facilities and offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. The commercial real estate debt markets have in the recent past experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. We believe that circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facilities or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

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

On February 18, 2011, our total consolidated debt was approximately $1.2 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $30.90 per share of our common shares on February 18, 2011, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 38% as of February 18, 2011.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the two major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of our share price, or our ratio of indebtedness to other measures of asset value used by financial analysts, may have an adverse effect on the market price of our equity or debt securities.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under one of our secured debt instruments that could exceed a cross default threshold under our unsecured credit facilities, causing an event of default under the unsecured credit facilities. Alternatively, even if a secured debt instrument is below the cross default threshold for non-recourse secured debt under our unsecured credit facilities, a default under such secured debt instrument may still cause a cross default under our unsecured credit facilities because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured credit facilities. Another possible cross default could occur between our unsecured credit facilities, on the one hand, and our senior unsecured notes, on the other hand. Any of the foregoing default or cross default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2011. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2010, which consisted of 85 properties and land held for development.

As of December 31, 2010, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/10
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	97,000	81%
51 Monroe Street	Rockville, MD	1979	1975	210,000	88%
515 King Street	Alexandria, VA	1992	1966	76,000	100%
6110 Executive Boulevard	Rockville, MD	1995	1971	198,000	97%
1220 19th Street	Washington, D.C.	1995	1976	102,000	88%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	95%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	523,000	92%
600 Jefferson Plaza	Rockville, MD	1999	1985	112,000	91%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	90%
Wayne Plaza	Silver Spring, MD	2000	1970	91,000	87%
Courthouse Square	Alexandria, VA	2000	1979	113,000	84%
One Central Plaza	Rockville, MD	2001	1974	267,000	92%
The Atrium Building	Rockville, MD	2002	1980	80,000	92%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
Albemarle Point	Chantilly, VA	2005	2001	89,000	80%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	140,000	85%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	276,000	88%
The Crescent	Gaithersburg, MD	2006	1989	49,000	89%
Monument II	Herndon, VA	2007	2000	205,000	65%
Woodholme Center	Pikesville, MD	2007	1989	73,000	81%
2000 M Street	Washington, D.C.	2007	1971	227,000	87%
Dulles Station	Herndon, VA	2005	2007	180,000	94%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	135,000	100%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	100%

Subtotal				4,199,000	90%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	71,000	95%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	99%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	96%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	100%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	95%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	73%
Alexandria Professional Center	Alexandria, VA	2006	1968	113,000	93%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	96%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	95%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed		Net Rentable* Square Feet	Percent Leased 12/31/10
15005 Shady Grove Road	Rockville, MD	2006	2002		52,000	100%
2440 M Street	Washington, D.C.	2007	1986/2006		110,000	95%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996		125,000	98%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002		75,000	90%
CentreMed I & II	Centreville, VA	2007	1998		52,000	95%
Sterling Medical Office Building	Sterling, VA	2008	1986/2000		36,000	85%
Lansdowne Medical Office Building	Leesburg, VA	2009	2009		87,000	20%

Subtotal					1,309,000	90%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		151,000	95%
Concord Centre	Springfield, VA	1973	1960		76,000	92%
Wheaton Park	Wheaton, MD	1977	1967		72,000	85%
Bradlee	Alexandria, VA	1984	1955		168,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969		198,000	82%
Shoppes of Foxchase[1]	Alexandria, VA	1994	1960/2006		134,000	94%
Frederick County Square	Frederick, MD	1995	1973		227,000	91%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		44,000	96%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	96%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	94%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	95%
Montrose Shopping Center	Rockville, MD	2006	1970		143,000	82%
Gateway Overlook	Columbia, MD	2010	2007		223,000	90%

Subtotal					2,245,000	92%

Multifamily Buildings				# of units
3801 Connecticut Avenue	Washington, D.C.	1963	1951	308	179,000	99%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	99%
Country Club Towers	Arlington, VA	1969	1965	227	163,000	99%
Park Adams	Arlington, VA	1969	1959	200	173,000	96%
Munson Hill Towers	Falls Church, VA	1970	1963	279	259,000	95%
The Ashby at McLean	McLean, VA	1996	1982	256	252,000	97%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	159,000	100%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	226,000	98%
Bennett Park	Arlington, VA	2007	2007	224	268,000	92%
Clayborne	Alexandria, VA	2008	2008	74	87,000	93%
Kenmore	Washington, D.C.	2008	1948	374	270,000	99%

Subtotal				2,540	2,206,000	97%

Industrial/Flex Properties
Fullerton Business Center	Springfield, VA	1985	1980		104,000	36%
The Alban Business Center	Springfield, VA	1996	1981/1982		87,000	76%
Pickett Industrial Park	Alexandria, VA	1997	1973		246,000	100%
Northern Virginia Industrial Park	Lorton, VA	1998	1968/1991		787,000	71%
8900 Telegraph Road	Lorton, VA	1998	1985		32,000	23%
Dulles South IV	Chantilly, VA	1999	1988		83,000	90%
Sully Square	Chantilly, VA	1999	1986		95,000	78%

SCHEDULE OF PROPERTIES (continued)

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/10
Fullerton Industrial Center	Springfield, VA	2003	1980	137,000	60%
8880 Gorman Road	Laurel, MD	2004	2000	141,000	100%
Dulles Business Park Portfolio	Chantilly, VA	2004/2005	1999-2005	324,000	84%
Albemarle Point	Chantilly, VA	2005	2001/2003/2005	207,000	82%
Hampton Overlook	Capital Heights, MD	2006	1989/2005	302,000	92%
9950 Business Parkway	Lanham, MD	2006	2005	102,000	100%
270 Technology Park	Frederick, MD	2007	1986-1987	157,000	63%
6100 Columbia Park Road	Landover, MD	2008	1969	150,000	100%

Subtotal				2,954,000	80%

TOTAL				12,913,000

[1]	Development on approximately 60,000 square feet of the center was completed in December 2006.
*	Multifamily buildings are presented in gross square feet.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. Currently, there are approximately 6,130 shareholders of record.

The high and low sales price for our shares for 2010 and 2009, by quarter, and the amount of dividends we paid per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2010
	Fourth	$.43375	$34.05	$29.25
	Third	$.43250	$32.14	$26.67
	Second	$.43250	$32.75	$27.32
	First	$.43250	$30.77	$25.09
2009
	Fourth	$.43250	$29.00	$25.58
	Third	$.43250	$30.02	$21.17
	Second	$.43250	$23.05	$16.91
	First	$.43250	$27.48	$15.60

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

	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Real estate rental revenue	$297,977	$298,161	$268,709	$238,854	$195,040
Income from continuing operations	$13,131	$23,823	$4,807	$21,877	$29,749
Discontinued operations:
Income from operations of properties sold or held for sale	$2,829	$3,777	$7,211	$10,769	$8,508
Gain on sale of real estate	$21,599	$13,348	$15,275	$25,022	—
Net income	$37,559	$40,948	$27,293	$57,668	$38,257
Net income attributable to the controlling interests	$37,426	$40,745	$27,082	$57,451	$38,053
Income from continuing operations attributable to the controlling interests per share – diluted	$0.21	$0.41	$0.09	$0.47	$0.67
Net income attributable to the controlling interests per share – diluted	$0.60	$0.71	$0.55	$1.24	$0.87
Total assets	$2,167,881	$2,045,225	$2,109,407	$1,897,018	$1,530,863
Lines of credit payable	$100,000	$128,000	$67,000	$192,500	$61,000
Mortgage notes payable	$380,171	$383,563	$399,009	$229,843	$206,253
Notes payable	$753,587	$688,912	$890,679	$861,819	$719,862
Shareholders’ equity	$857,080	$745,255	$636,630	$502,540	$449,922
Cash dividends paid	$108,949	$100,221	$85,564	$78,050	$72,681
Cash dividends declared and paid per share	$1.73	$1.73	$1.72	$1.68	$1.64

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. MD&A is organized as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2010 to 2009 and comparing 2009 to 2008.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•

Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“FFO”), calculated as set forth below under the caption “Funds from Operations.” FFO is a non-GAAP supplemental measure to net income.

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2010, we owned a diversified portfolio of 85 properties, totaling approximately 10.7 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 85 properties consisted of 25 office properties, 16 industrial/flex properties, 18 medical office properties, 15 retail centers and 11 multifamily properties.

We have a fundamental strategy of regional focus and diversification by property type. In recent years we have sought to pursue a strategy of upgrading our portfolio by selling properties that do not fit our long-term strategy (generally assets in locations that we want to exit), and acquiring or developing higher quality and better located properties. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for 2010 and 2009 were as follows (in thousands):

	2010	2009	Change
Real estate rental revenue	$297,977	$298,161	$(184)
NOI (1)	$199,055	$196,857	$2,198
Net income attributable to the controlling interests	$37,426	$40,745	$(3,319)
FFO (2)	$111,566	$121,771	$(10,205)

(1)	See pages 32 and 39 of the MD&A for reconciliations of NOI to net income.
(2)	See page 55 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenues decreased by $0.2 million as lower occupancy in the commercial segments (i.e. office, medical office, retail and industrial) was substantially offset by higher occupancy in the multifamily segment and revenues from our 2010 acquisitions. Lower real estate expenses, primarily utilities and real estate taxes, caused the $2.2 million increase in NOI. Our multifamily segment performed well in 2010, as both occupancy and rental rates increased. However, we experienced a challenging market environment in our commercial segments. While the Washington metro region has emerged from recession, growth remains slow and we continued to have challenges in leasing vacant space, particularly in the office and industrial segments.

While we expect slow but steady improvement in the real estate market conditions in the region during 2011, we anticipate continued challenges in leasing vacant space. We also anticipate several instances where rents on new or renewal leases will be lower than the existing portfolio rents, putting further downward pressure on NOI. Additionally, we were successful in reducing our utilities and real estate taxes during 2010, but do not expect further reductions in 2011. We do plan to actively pursue property acquisitions throughout 2011, which may generate future NOI growth. However, any NOI growth in 2011 from acquisitions would likely be offset by acquisition costs.

The large decreases in net income and FFO during 2010 are primarily attributable to a net loss on extinguishment of debt of $9.2 million from repurchases of our 5.95% senior notes and 3.875% convertible notes. We incurred $8.9 million of this loss during the fourth quarter of 2010.

The performance of our five operating segments and the market conditions in our region are discussed in greater detail below (industry data is as reported by Delta):

•

The region’s office market improved during 2010, with overall vacancy decreasing to 11.9% from 13.0% in the prior year. Vacancy in the submarkets was 13.2% for Northern Virginia, 14.1% for Suburban Maryland, and 8.5% in the District of Columbia. Net absorption (defined as the change in occupied, standing inventory from one year to the next) increased to 6.4 million square feet from 0.6 million square feet in 2009, driven by large federal government leases within the District of Columbia. Despite the improving market conditions, the region’s effective rents decreased by 6.5%. Delta does not expect overall rents to begin increasing until 2012. Our office segment was 90.4% leased at year-end 2010, a decrease from 92.1% leased at year-end 2009. By submarket, our office segment was 89.0% leased in Northern Virginia, 89.6% leased in Suburban Maryland, and 93.9% leased in the District of Columbia at year end 2010.

•

Our medical office segment was 90.2% leased at year-end 2010, an increase from 89.4% at year-end 2009. The segment’s leased percentage reflects the 2009 acquisition of the newly-constructed Lansdowne Medical Office Building, which was 20.0% leased at year-end 2010. Excluding Lansdowne Medical Office Building, the segment was 95.2% leased at year-end 2010.

•

The region’s retail market declined in 2010, with vacancy rates increasing to 5.6% from 5.3% in 2009. Rental rates at grocery-anchored centers decreased 2.4% in 2010, after a 5.8% decrease in 2009. Our retail segment was 92.2% leased at year-end 2010, down from 96.0% at year-end 2009.

•

The region’s multifamily market significantly improved during 2010. The region’s vacancy rate for investment grade apartments decreased to 3.4%, down from 4.3% one year ago. During the same period rents increased by 8.2%, which is twice the long-term average. Our multifamily segment was 97.4% leased at year-end 2010, up from 95.8% at year-end 2009.

•

The region’s industrial market began to recover during 2010. Vacancy decreased to 11.0% from 11.4% one year ago, while rents decreased by 3.0%. Net absorption was a positive 1.2 million square feet, compared to a negative 2.3 million square feet one year ago. Our industrial segment was 79.7% leased at year-end 2010, a decrease from 85.3% at year-end 2009. The decrease in occupancy for our industrial properties is driven by evicting non-paying tenants from our buildings, evidenced by a $0.8 million decrease in provisions for bad debt in 2010 as compared to 2009 in our industrial segment.

Investment Activity

We sold eight properties during 2010, while executing three property acquisitions. According to Delta, investment sales of real estate in the Washington metro region increased in 2010 compared to 2009, and this trend is expected to continue in 2011. We are continuing our stated acquisition strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We intend to focus our future acquisition activity on the office, medical office, retail and multifamily segments.

We will seek to continue to recycle assets by disposing of properties that do not fit the above acquisition criteria. To that end, we are exploring the sale of all or a portion our industrial/flex segment and potentially using the sale proceeds to further our acquisition strategy. However, we may not receive acceptable offers for these properties. If we did receive an offer we considered acceptable, the completion of a definitive transaction with respect to such offer would still require the successful negotiation of a sale agreement and the approval of WRIT’s Board of Trustees. Lastly, if we identify a potential purchaser of all or a portion of the industrial/flex segment, negotiate an acceptable sale agreement and receive approval from the Board of Trustees to execute any such sale, there could still be conditions to the closing of such transaction that may not be achieved, or we or the potential purchaser otherwise may not be successful in completing such transaction. If we do sell all or a portion of the industrial/flex segment during 2011, we do not expect the resulting decrease in 2011’s net income attributable to the controlling interest to be completely offset by income from potential acquisitions.

Capital Requirements

Over the past year, we continued to focus on strengthening our balance sheet in order to minimize our refinancing risk and prepare for future acquisitions as transaction volume increases. To this end we issued $250.0 million of 4.95% notes due in 2020, using a portion of the proceeds to repurchase $56.1 million of our 5.95% senior notes due in 2011 and $122.8 million of our 3.875% convertible notes which could be put to us at par in 2011. Additionally, we paid off a $23.1 million mortgage note and paid down $28.0 million on our unsecured lines of credit during 2010.

Our unsecured lines of credit currently have $100.0 million outstanding, leaving a remaining borrowing capacity of $237.0 million, and mature in 2011. We currently expect to extend for one year our $75.0 million unsecured line of credit and enter into a new unsecured revolving credit facility at an amount at least equal to our $262.0 million unsecured line of credit during 2011.

We have a combined $105.9 million of unsecured and mortgage notes payable that mature in 2011. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the two years ended December 31, 2010:

2010

•	The acquisition of two office buildings in Stafford, Virginia, 925 and 1000 Corporate Drive, for $68.0 million, adding approximately 271,000 square feet.

•	The acquisition of a retail property in Columbia, Maryland, Gateway Overlook, for $88.4 million, adding approximately 223,000 square feet.

•	The disposition of the Parklawn Portfolio, consisting of three office properties and one industrial property, for a contract sales price of $23.4 million and a gain on sale of $7.9 million.

•	The disposition of an office property, the Ridges, for a contract sales price of $27.5 million and a gain on sale of $4.5 million.

•	The disposition of three industrial properties, Ammendale I & II and Amvax, for a contract sales price of $23.0 million and a gain on sale of $9.2 million.

•	The issuance of $250.0 million of 4.95% unsecured notes due October 1, 2020, with net proceeds of $245.8 million. The notes bear an effective interest rate of 5.053%.

•

The repurchases by tender offer of $122.8 million of our 3.875% convertible notes at 102.8 % of par, resulting in a net loss on extinguishment of debt of $6.5 million. Prior to the tender offer, we had executed repurchases of our 3.875% convertible notes totaling $8.8 million at 100.1% of par, resulting in a net loss on extinguishment of debt of $0.3 million.

•	The repurchases by tender offer of $56.1 million of our 5.95% senior notes at 103.8% of par, resulting in a net loss on extinguishment of debt of $2.4 million.

•	The issuance of 5.6 million common shares at a weighted average price of $30.34 under our sales agency financing agreement, raising $168.9 million in net proceeds.

•

The execution of new leases for 1.6 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 13.0% over expiring leases.

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

•	The disposition of one office property, Brandywine Center, for a contract sales price of $3.3 million and a gain on sale of $1.0 million.

•	The acquisition of one newly constructed medical office building, Lansdowne Medical Office Building, for $19.9 million, adding approximately 87,000 square feet, which was 0% leased at the end of 2009.

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

•

The prepayment of a $50.0 million mortgage note payable bearing interest at 7.14% per annum, secured by Munson Hill Towers, Country Club Towers, Roosevelt Towers, Park Adams Apartments and the Ashby of McLean, with no prepayment penalties.

•	The repurchases of $109.7 million of our 3.875% convertible notes at prices ranging from 80% to 97.63% of par, resulting in a net gain on extinguishment of debt of $6.8 million.

•

The execution of new leases for 1.4 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 10.2% over expiring leases.

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

We believe the following accounting estimates are the most critical to aid in fully understanding our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts

We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. We base this estimate on our historical experience and a monthly review of the current status of our receivables. We consider factors such as the age of the receivable, the payment history of our tenants and our assessment of our tenants’ ability to perform under their lease obligations, among other things. In addition to rents due currently, accounts receivable include amounts representing minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases. Our estimate of uncollectible accounts is subject to revision as these factors change and is sensitive to the impact of economic and market conditions on tenants.

Accounting for Real Estate Acquisitions

We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We record goodwill when the purchase price exceeds the fair value of the assets and liabilities acquired. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land based on comparisons to similar properties that have been recently marketed for sale or sold.

The fair value of in-place leases consists of the following components: (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”).

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

Capitalized Interest

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

Real Estate Impairment

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

We estimate forfeitures for unvested stock based compensation based on historical pre-vesting employee forfeiture patterns. We ultimately adjust our pre-vesting forfeiture assumptions to actual forfeiture rates, so changes in forfeiture assumptions would not affect the total expense ultimately recognized over the vesting period. Estimated forfeitures are reassessed each reporting period based on historical experience and current projections for the future.

Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards that begin to expire in 2028. We have determined that there were no material income tax provisions or material net deferred income tax items for our TRS.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A “same-store” property is one that was owned for the entirety of the periods being evaluated and is included in continuing operations. A “non-same-store” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. We classify results for properties sold or held for sale during any of the periods evaluated as discontinued operations.

Properties we acquired during the years ending December 31, 2010, 2009 and 2008 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,400

		Total 2010	494,000	$156,400

August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900

		Total 2009	87,000	$19,900

February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical Office	36,000	6,500
September 3, 2008	Kenmore Apartments (374 units)	Multifamily	270,000	58,300
December 2, 2008	2445 M Street	Office	290,000	181,400

		Total 2008	746,000	$257,400

Properties we sold or classified as held for sale during the three years ending December 31, 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23,400
December 21, 2010	The Ridges	Office	104,000	27,500
December 22, 2010	Ammendale I&II/Amvax	Industrial	305,000	23,000

		Total 2010	638,000	$73,900

May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400

		Total 2009	456,000	$38,000

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100

		Total 2008	336,000	$41,100

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

We placed into service two development properties, Clayborne Apartments and Dulles Station, Phase I, in 2008. These properties were stabilized during the second quarter of 2009.

To provide more insight into our operating results, we divide our discussion into two main sections: (a) the consolidated results of operations section, in which we provide an overview analysis of results on a consolidated basis, and (b) the net operating income (“NOI”) section, in which we provide a detailed analysis of same-store versus non-same-store NOI results by segment. NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	2010	2009	2008	2010 vs 2009	% Change	2009 vs 2008	% Change
Minimum base rent	$260,860	$257,628	$234,288	$3,232	1.3%	$23,340	10.0%
Recoveries from tenants	31,328	35,495	29,599	(4,167)	(11.7%)	5,896	19.9%
Provisions for doubtful accounts	(5,465)	(6,069)	(4,113)	604	10.0%	(1,956)	(47.6%)
Lease termination fees	780	1,471	293	(691)	(47.0%)	1,178	402.0%
Parking and other tenant charges	10,474	9,636	8,642	838	8.7%	994	11.5%

	$297,977	$298,161	$268,709	$(184)	(0.1%)	29,452	11.0%

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) provisions for doubtful accounts, which include provisions for straight-line receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Minimum Base Rent: Minimum base rent increased by $3.2 million in 2010 as compared to 2009 due to properties acquired or placed into service in 2010 and 2009 ($6.8 million). Minimum base rent from same-store properties decreased by $3.6 million due to lower occupancy ($6.9 million) and higher rent abatements ($0.4 million), partially offset by higher rental rates ($4.3 million).

Minimum base rent increased by $23.3 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($21.0 million), combined with a $2.3 million increase in minimum base rent from same-store properties due to higher rental rates ($4.9 million) and lower amortization of intangible lease assets ($0.8 million), partially offset by higher vacancy ($3.4 million).

Recoveries from Tenants: Recoveries from tenants decreased by $4.2 million in 2010 as compared to 2009 due primarily to lower real estate tax recoveries ($2.8 million) caused by lower property tax assessments across the portfolio, as well as lower operating expense and electricity reimbursements ($1.4 million) driven by lower electricity rates and lower occupancy.

Recoveries from tenants increased by $5.9 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($5.5 million), combined with a $0.4 million increase in recoveries from tenants from same-store properties primarily due to higher utilities reimbursements ($0.7 million) and real estate tax reimbursements ($0.4 million), offset by lower common area maintenance reimbursements ($0.7 million) due to lower occupancy.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.6 million in 2010 as compared to 2009 due to lower provisions in the industrial segment ($0.7 million). This decrease in the industrial segment was due to evicting non-paying tenants from our buildings.

Provisions for doubtful accounts increased by $2.0 million in 2009 as compared to 2008 due to higher provisions in the office ($1.5 million) and retail ($0.7 million) segments, offset by lower provisions in the medical office segment ($0.3 million).

Lease Termination Fees: Lease termination fees decreased by $0.7 million in 2010 as compared to 2009 due primarily to lower fees in the office ($0.3 million), retail ($0.3 million) and medical office ($0.1 million) segments.

Lease termination fees increased by $1.2 million in 2009 as compared to 2008 due primarily to higher fees in the office ($0.4 million), retail ($0.3 million) and industrial ($0.4 million) segments.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.8 million in 2010 as compared to 2009 due primarily to an increase in antenna rent ($0.5 million) in the office and multifamily segments due to new antenna leases, as well as an increase in parking income ($0.4 million).

Parking and other tenant charges increased by $1.0 million in 2009 as compared to 2008 due primarily to properties acquired or placed into service in 2009 and 2008 ($0.8 million), combined with a $0.2 million increase in parking and other tenant charges from same-store properties primarily due to higher parking fees ($0.1 million) in the office segment.

A summary of occupancy for properties classified as continuing operations by segment follows:

Consolidated Occupancy
Segment	2010	2009	2008	2010 vs 2009	2009 vs 2008
Office	89.4%	91.4%	91.8%	(2.0%)	(0.4%)
Medical Office	88.5%	87.9%	94.0%	0.6%	(6.1%)
Retail	92.1%	93.6%	95.2%	(1.5%)	(1.6%)
Multifamily	95.7%	94.4%	89.5%	1.3%	4.9%
Industrial	78.6%	84.8%	91.4%	(6.2%)	(6.6%)

Total	88.3%	90.3%	92.1%	(2.0%)	(1.8%)

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.

Our overall occupancy decreased to 88.3% in 2010 from 90.3% in 2009, as our portfolio experienced occupancy declines in the office, retail and industrial segments.

Our overall occupancy decreased to 90.3% in 2009 from 92.1% in 2008, primarily due to lower occupancy in the industrial and medical office segments. The lower industrial occupancy reflects weakness in that market segment, while the medical office decrease is due to the 2009 acquisition of the newly-built and vacant Lansdowne Medical Office Building. These were partially offset by the lease-up of our development properties during 2009. Bennett Park, Clayborne Apartments and Dulles Station, Phase I were placed into service at the end of 2007 and during 2008, and were 98%, 95% and 91% leased at the end of 2009, respectively.

A detailed discussion of occupancy by sector can be found in the Net Operating Income section.

Real Estate Expenses

Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	2010	2009	2008	2010 vs 2009	% Change	2009 vs 2008	% Change
Property operating expenses	$69,713	$69,404	$63,058	$309	0.4%	$6,346	10.1%
Real estate taxes	29,209	31,900	27,164	(2,691)	(8.4%)	4,736	17.4%

	$98,922	$101,304	$90,222	$(2,382)	(2.4%)	$11,082	12.3%

Real estate expenses as a percentage of revenue were 33.2% for 2010, 34.0% for 2009 and 33.6% for 2008.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased $0.3 million in 2010 as compared to 2009 due primarily to properties acquired and placed into service in 2010 and 2009, which contributed to a $1.6 million increase in expenses. Property operating expenses from same-store properties decreased by $1.3 million, caused by lower electricity costs ($1.2 million) due to decreased rates and lower occupancy.

Property operating expenses increased $6.3 million in 2009 as compared to 2008 due primarily to properties acquired and placed into service in 2009 and 2008, which accounted for $4.8 million of the increase. Property operating expenses from same-store properties increased by $1.5 million, caused by higher utilities costs ($0.6 million) due to increased electricity rates and higher snow removal costs ($1.3 million, not including any tenant reimbursements) due to a severe snow storm in December 2009.

Real Estate Taxes: Real estate taxes decreased $2.7 million in 2010 as compared to 2009 due primarily to lower assessments across the portfolio.

Real estate taxes increased $4.7 million in 2009 as compared to 2008 due primarily to the properties acquired or placed into service in 2009 and 2008, which accounted for $3.4 million of the increase. Real estate taxes on same-store properties increased by $1.3 million due primarily to higher rates and assessments across the portfolio.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2010	2009	2008	2010 vs 2009	% Change	2009 vs 2008	% Change
Depreciation and amortization	$93,992	$91,668	$82,982	$2,324	2.5%	$8,686	10.5%
Interest expense	68,389	74,074	74,095	(5,685)	(7.7%)	(21)	0.0%
General and administrative	14,406	13,118	12,110	1,288	9.8%	1,008	8.3%

	$176,787	$178,860	$169,187	$(2,073)	(1.2%)	$9,673	5.7%

Depreciation and Amortization: Depreciation and amortization expense increased by $2.3 million in 2010 as compared to 2009 due primarily to properties acquired and placed into service of $156.4 million and $19.9 million in 2010 and 2009, respectively.

Depreciation and amortization expense increased by $8.7 million in 2009 as compared to 2008 due primarily to properties acquired and placed into service of $19.9 million and $257.4 million in 2009 and 2008, respectively.

Interest Expense: A summary of interest expense for the years ended December 31, 2010, 2009 and 2008 appears below (in millions, except percentage amounts):

Debt Type	2010	2009	2008	2010 vs. 2009	% Change	2009 vs. 2008	% Change
Notes payable	$41.7	$48.2	$53.2	$(6.5)	(13.5%)	$(5.0)	(9.4%)
Mortgages	23.7	25.8	17.5	(2.1)	(8.1%)	8.3	47.4%
Lines of credit/short-term note payable	3.8	1.5	5.7	2.3	153.3%	(4.2)	(73.7%)
Capitalized interest	(0.8)	(1.4)	(2.3)	0.6	(42.9%)	0.9	(39.1%)

Total	$68.4	$74.1	$74.1	$(5.7)	(7.7%)	$—	—%

Interest expense decreased by $5.7 million in 2010 compared to 2009. We paid off a $100.0 million term loan in December 2009 using one of our lines of credit, resulting in a net interest expense decrease of $2.9 million during 2010. Additionally, we used the proceeds from the issuance of 4.95% senior notes to pay down significant portions of our 3.875% convertible notes and our 5.95% senior notes, resulting in a net interest expense decrease of $1.4 million. Mortgage interest expense decreased by $2.1 million due to the payoff of a $50.0 million mortgage note in July 2009. These were partially offset by a $0.6 million decrease in capitalized interest.

Interest expense was the same in 2009 compared to 2008. An $8.3 million increase in mortgage interest due to entering into three new mortgage notes during the second quarter of 2008 and assuming the 2445 M Street mortgage in the fourth quarter of 2008 was offset by lower notes payable interest due to early paydowns of notes. Also, interest on our unsecured lines of credit decreased by $4.2 million due to lower balances outstanding and lower interest rates. The proceeds of the 2008 mortgage notes were used to pay down our unsecured lines of credit.

General and Administrative Expense: General and administrative expense increased by $1.3 million in 2010 as compared to 2009 due primarily to higher incentive compensation expense and the reorganization of the leasing department.

General and administrative expense increased by $1.0 million in 2009 as compared to 2008 due primarily to higher incentive compensation expense ($2.1 million), partially offset by an increase in the cash surrender value of officer life insurance policies ($0.6 million).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

We sold the following properties during the three years ended December 31, 2010:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23,400	$7,900
December 21, 2010	The Ridges	Office	104,000	27,500	4,500
December 22, 2010	Ammendale I&II/ Amvax	Industrial	305,000	23,000	9,200

		Total 2010	638,000	$73,900	$21,600

May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500

		Total 2009	456,000	$38,000	$13,300

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100	$15,300

		Total 2008	336,000	$41,100	$15,300

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	2010	2009	2008	2010 vs. 2009	% Change	2009 vs. 2008	% Change
Revenues	$8,159	$12,114	$18,478	$(3,955)	(32.6%)	$(6,364)	(34.4%)
Property expenses	(2,987)	(4,631)	(6,405)	1,644	35.5%	1,774	27.7%
Depreciation and amortization	(1,754)	(2,779)	(3,916)	1,025	36.9%	1,137	29.0%
Interest expense	(589)	(927)	(946)	338	36.5%	19	2.0%

Total	$2,829	$3,777	$7,211	$(948)	(25.1%)	$(3,434)	(47.6%)

Income from operations of properties sold or held for sale decreased by $0.9 million in 2010 compared to 2009 due to the sales of the Parklawn Portfolio, the Ridges, Ammendale I and II and Amvax in 2010.

Income from operations of properties sold or held for sale decreased by $3.4 million in 2009 compared to 2008 due to the sales of Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center in 2009.

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

2010 Compared to 2009

The following tables of selected operating data provide the basis for our discussion of NOI in 2010 compared to 2009. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2010	2009	$ Change	% Change

Real Estate Rental Revenue
Same-store	$279,865	$287,252	$(7,387)	(2.6%)
Non-same-store (1)	18,112	10,909	7,203	66.0%

Total real estate rental revenue	$297,977	$298,161	$(184)	(0.1%)

Real Estate Expenses
Same-store	$91,649	$95,999	$(4,350)	(4.5%)
Non-same-store (1)	7,273	5,305	1,968	37.1%

Total real estate expenses	$98,922	$101,304	$(2,382)	(2.4%)

NOI
Same-store	$188,216	$191,253	$(3,037)	(1.6%)
Non-same-store (1)	10,839	5,604	5,235	93.4%

Total NOI	$199,055	$196,857	$2,198	1.1%

Reconciliation to Net Income
NOI	$199,055	$196,857
Other income (expense)	32	417
Income from non-disposal activities	7	73
Interest expense	(68,389)	(74,074)
Depreciation and amortization	(93,992)	(91,668)
General and administrative expenses	(14,406)	(13,118)
Gain (loss) on extinguishment of debt	(9,176)	5,336
Discontinued operations(2)	2,829	3,777
Gain on sale of real estate	21,599	13,348

Net income	37,559	40,948
Less: Net income attributable to noncontrolling interests	(133)	(203)

Net income attributable to the controlling interests	$37,426	$40,745

Occupancy	2010	2009
Same-store	88.4%	90.9%
Non-same-store (1)	87.0%	77.0%

Total	88.3%	90.3%

(1)	Non-same-store properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2010 Office acquisitions – 925 and 1000 Corporate Drive

2010 Retail acquisition – Gateway Overlook

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2010 dispositions –	Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges, Ammendale I&II and Amvax
2009 dispositions –	Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue decreased by $0.2 million in 2010 as compared to 2009 as lower real estate revenue from same-store properties was offset by acquisition and development properties. Real estate rental revenue from same-store properties decreased by $7.4 million due to lower occupancy ($6.9 million) and lower recoveries from tenants ($4.7 million), partially offset by higher rental rates ($4.3 million).

Real estate expenses decreased by $2.4 million in 2010 as compared to 2009 due primarily to lower real estate taxes ($3.0 million) and lower electricity expense ($1.2 million) in the same-store portfolio, partially offset by a $2.0 million increase in real estate expenses attributable to acquisition and development properties.

Same-store occupancy decreased to 88.4% in 2010 from 90.9% in 2009, with the most severe decreases in the industrial and office segments. Non-same-store occupancy increased to 87.0% in 2010 from 77.0% in 2009, driven by the acquisitions in 2010 of Quantico Corporate Center (925 and 1000 Corporate Drive) and Gateway Overlook, which were 100.0% and 88.2% occupied, respectively, at the end of 2010. During 2010, 59.0% of the commercial square footage expiring was renewed as compared to 68.2% in 2009, excluding properties sold or classified as held for sale. During 2010, 1.6 million commercial square feet were leased at an average rental rate of $23.09 per square foot, an increase of 13.0%, with average tenant improvements and leasing costs of $17.45 per square foot. These leasing statistics exclude first generation leases at development properties.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$121,783	$126,725	$(4,942)	(3.9%)
Non-same-store (1)	9,374	3,946	5,428	137.6%

Total real estate rental revenue	$131,157	$130,671	$486	0.4%

Real Estate Expenses
Same-store	$42,062	$44,997	$(2,935)	(6.5%)
Non-same-store (1)	3,258	1,531	1,727	112.8%

Total real estate expenses	$45,320	$46,528	$(1,208)	(2.6%)

NOI
Same-store	$79,721	$81,728	$(2,007)	(2.5%)
Non-same-store (1)	6,116	2,415	3,701	153.3%

Total NOI	$85,837	$84,143	$1,694	2.0%

Occupancy	2010	2009
Same-store	88.4%	91.5%
Non-same-store (1)	97.5%	89.4%

Total	89.4%	91.4%

(1)	Non-same-store properties include:

Development property – Dulles Station, Phase I

Acquisitions – 925 and 1000 Corporate Drive

Real estate rental revenue in the office segment increased by $0.5 million in 2010 as compared to 2009 due to acquisition and development properties, which contributed all of the increase. Real estate rental revenue from same-store properties decreased by $4.9 million primarily due to lower same-store occupancy ($3.8 million), lower recoveries from tenants ($2.8 million) and higher rent abatements ($0.5 million), partially offset by higher rental rates ($2.0 million) and antenna rent ($0.3 million).

Real estate expenses in the office segment decreased by $1.2 million in 2010 as compared to 2009 due primarily to lower real estate taxes ($1.5 million) caused by lower property assessments, recoveries of bad debt ($1.0 million) and lower utilities expense ($0.7 million) in the same-store portfolio. These were offset by higher real estate expenses attributable to acquisition ($1.3 million) and development ($0.4 million) properties.

Same-store occupancy decreased to 88.4% in 2010 from 91.5% in 2009, primarily caused by higher vacancy at Monument II due to the non-renewal of a major tenant. Non-same-store occupancy increased to 97.5% from 89.4%, reflecting the acquisition of the fully-leased 925 and 1000 Corporate Drive. During 2010, 48.9% of the square footage that expired was renewed compared to 61.9% in 2009, excluding properties sold or classified as held for sale. During 2010, we executed new leases for 577,000 square feet of office space at an average rental rate of $30.72 per square foot, an increase of 9.2%, with average tenant improvements and leasing costs of $33.60 per square foot. These leasing statistics exclude first generation leases at the development property, Dulles Station, Phase I.

Medical Office Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$44,949	$44,911	$38	0.1%
Non-same-store (1)	79	—	79	—

Total real estate rental revenue	$45,028	$44,911	$117	0.3%

Real Estate Expenses
Same-store	$14,205	$15,051	$(846)	(5.6%)
Non-same-store (1)	510	167	343	205.4%

Total real estate expenses	$14,715	$15,218	$(503)	(3.3%)

NOI
Same-store	$30,744	$29,860	$884	3.0%
Non-same-store (1)	(431)	(167)	(264)	(158.1%)

Total NOI	$30,313	$29,693	$620	2.1%

Occupancy	2010	2009
Same-store	93.8%	94.2%
Non-same-store (1)	14.7%	0.0%

Total	88.5%	87.9%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment increased by $0.1 million in 2010 as compared to 2009 due primarily to the acquisition of Lansdowne Medical Office Building. Real estate rental revenue from same-store properties slightly increased as higher rental rates ($1.3 million) were offset by higher vacancy ($0.4 million), lower tenant reimbursements for real estate taxes ($0.7 million) and higher bad debt ($0.1 million).

Real estate expenses in the medical office segment decreased by $0.5 million in 2010 as compared to 2009 due primarily to lower real estate taxes ($0.6 million) and lower utilities expense ($0.3 million) in the same-store portfolio. These were partially offset by higher real estate expenses ($0.3 million) from the acquisition property.

Same-store occupancy decreased to 93.8% in 2010 from 94.2% in 2009 due to small decreases in occupancy at several properties. Non-same-store occupancy increased to 14.7% from 0.0%, reflecting the limited progress made in the lease-up of Lansdowne Medical Office Building, which was vacant when acquired during the third quarter of 2009. This building was 20.0% leased as of the end of 2010. During 2010, 78.9% of the square footage that expired was renewed compared to 64.4% in 2009. During 2010, we executed new leases for 193,600 square feet of medical office space at an average rental rate of $37.78, an increase of 19.2%, with average tenant improvements and leasing costs of $25.30 per square foot. These leasing statistics exclude first generation leases at Lansdowne Medical Office Building, which was newly-constructed and vacant when acquired.

Retail Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,376	$41,821	$(1,445)	(3.5%)
Non-same-store (1)	627	—	627	—

Total real estate rental revenue	$41,003	$41,821	$(818)	(2.0%)

Real Estate Expenses
Same-store	$10,180	$10,680	$(500)	(4.7%)
Non-same-store (1)	130	—	130	—

Total real estate expenses	$10,310	$10,680	$(370)	(3.5%)

NOI
Same-store	$30,196	$31,141	$(945)	(3.0%)
Non-same-store (1)	497	—	497	—

Total NOI	$30,693	$31,141	(448)	(1.4%)

Occupancy	2010	2009
Same-store	92.5%	93.6%
Non-same-store (1)	88.2%	—

Total	92.1%	93.6%

(1)	Non-same-store properties include:

2010 acquisition – Gateway Overlook

Real estate rental revenue in the retail segment decreased by $0.8 million in 2010 as compared to 2009 due to higher vacancy ($1.2 million) and lower tenant reimbursements for real estate taxes ($0.3 million) in the same-store portfolio. These were partially offset by real estate rental revenue from the 2010 acquisition of Gateway Overlook ($0.6 million).

Real estate expenses in the retail segment decreased by $0.4 million in 2010 as compared to 2009 due to lower legal fees ($0.5 million) related to litigation in 2009 concerning the remediation of an environmental condition at Westminster Shopping Center. This was partially offset by real estate expenses from the acquisition property ($0.1 million).

Same-store occupancy decreased to 92.5% in 2010 from 93.6% in 2009, driven by lower occupancy at Frederick Crossing and Wheaton Park, which was partially offset by higher occupancy at the Centre at Hagerstown. The non-same-store occupancy of 88.2% reflects the acquisition of Gateway Overlook during the fourth quarter of 2010. During 2010, 72.7% of the square footage that expired was renewed compared to 52.2% in 2009. During 2010, we executed new leases for 269,200 square feet of retail space at an average rental rate of $21.39, an increase of 18.6% from 2009, with average tenant improvements and leasing costs of $6.11 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,567	$39,507	$1,060	2.7%
Non-same-store (1)	8,032	6,963	1,069	15.4%

Total	$48,599	$46,470	$2,129	4.6%

Real Estate Expenses
Same-store	$15,868	$15,887	$(19)	(0.1%)
Non-same-store (1)	3,375	3,607	(232)	(6.4%)

Total real estate expenses	$19,243	$19,494	$(251)	(1.3%)

NOI
Same-store	$24,699	$23,620	$1,079	4.6%
Non-same-store (1)	4,657	3,356	1,301	38.8%

Total NOI	$29,356	$26,976	$2,380	8.8%

Occupancy	2010	2009
Same-store	96.3%	94.5%
Non-same-store (1)	91.9%	93.6%

Total	95.7%	94.4%

(1)	Non-same-store properties include:

Development properties – Clayborne Apartments and Bennett Park

Real estate rental revenue in the multifamily segment increased by $2.1 million in 2010 as compared to 2009 due primarily to higher occupancy ($0.8 million) and lower rent abatements ($0.2 million) in our same-store properties, as well as the lease-up of our development properties ($1.1 million).

Real estate expenses in the multifamily segment decreased by $0.3 million in 2010 as compared to 2009 due primarily to lower real estate tax assessments at our development properties.

Same-store occupancy increased to 96.3% in 2010 from 94.5% in 2009, driven by higher occupancy at our two Washington, DC properties, the Kenmore and 3801 Connecticut Avenue. These were partially offset by lower occupancy at Munson Hill Towers and the Ashby at McLean. Non-same-store occupancy decreased to 91.9% from 93.6%, reflecting lower occupancy at Bennett Park.

Industrial Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Total	$32,190	$34,288	$(2,098)	(6.1%)

Real Estate Expenses
Total	$9,334	$9,384	$(50)	(0.5%)

NOI
Total	$22,856	$24,904	$(2,048)	(8.2%)

Occupancy	2010	2009
Total	78.6%	84.8%

Real estate rental revenue in the industrial segment decreased by $2.1 million in 2010 as compared to 2009 due primarily to lower occupancy ($2.3 million) and lower recoveries from tenants ($1.2 million), partially offset by higher rental rates ($0.6 million) and lower bad debt ($0.7 million). The decrease in recoveries from tenants is primarily attributable to lower occupancy and lower real estate taxes.

Real estate expenses in the industrial segment decreased slightly in 2010 as compared to 2009 as lower real estate taxes ($0.6 million) were offset by higher snow removal costs ($0.3 million) and higher legal costs ($0.1 million).

Occupancy decreased to 78.6% in 2010 from 84.8% in 2009, driven by higher vacancy at NVIP I & II, Dulles Business Park, Fullerton Business Center and Fullerton Industrial Center. This decline in occupancy continues a trend that began during the national economic recession in 2008. During 2010, 53.9% of the square footage that expired was renewed compared to 81.3% in 2009, excluding properties sold or classified as held for sale. During 2010, we executed new leases for 587,600 square feet of industrial space at an average rental rate of $11.53, an increase of 12.6% from 2009, with average tenant improvements and leasing costs of $4.19 per square foot.

2009 Compared to 2008

The following tables of selected operating data provide the basis for our discussion of NOI in 2009 compared to 2008. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Same-store	$260,887	$258,799	$2,088	0.8%
Non-same-store (1)	37,274	9,910	27,364	276.1%

Total real estate rental revenue	$298,161	$268,709	$29,452	11.0%

Real Estate Expenses
Same-store	$86,778	$83,938	$2,840	3.4%
Non-same-store (1)	14,526	6,284	8,242	131.2%

Total real estate expenses	$101,304	$90,222	$11,082	12.3%

NOI
Same-store	$174,109	$174,861	$(752)	(0.4%)
Non-same-store (1)	22,748	3,626	19,122	527.4%

Total NOI	$196,857	$178,487	$18,370	10.3%

Reconciliation to Net Income
NOI	$196,857	$178,487
Other income (expense)	417	1,073
Income from non-disposal activities	73	17
Interest expense	(74,074)	(74,095)
Depreciation and amortization	(91,668)	(82,982)
General and administrative expenses	(13,118)	(12,110)
Gain (loss) on extinguishment of debt	5,336	(5,583)
Discontinued operations(2)	3,777	7,211
Gain on sale of real estate	13,348	15,275

Net income	40,948	27,293
Less: Net income attributable to noncontrolling interests	(203)	(211)

Net income attributable to the controlling interests	$40,745	$27,082

Occupancy	2009	2008
Same-store	90.6%	92.7%
Non-same-store (1)	87.8%	86.2%

Total	90.3%	92.1%

(1)	Non-same-store properties include:

Multifamily development properties – Clayborne Apartments and Bennett Park

Office development property – Dulles Station, Phase I

2009 Medical Office acquisition – Lansdowne Medical Office Building

2008 Office acquisition – 2445 M Street

2008 Medical Office acquisition – Sterling Medical Office Building

2008 Multifamily acquisition – Kenmore Apartments

2008 Industrial acquisition – 6100 Columbia Park Road

(2)	Discontinued operations include gain on disposals and income from operations for:

2010 dispositions –	Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges, Ammendale I&II and Amvax
2009 dispositions –	Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center
2008 dispositions –	Sullyfield Center and The Earhart Building

Real estate rental revenue increased by $29.5 million in 2009 as compared to 2008 due primarily to the acquisition or placing into service of one office property, two medical office properties, three multifamily properties and one industrial property in 2009 and 2008, which added approximately 1.3 million square feet of net rentable space. These acquisition and development properties contributed $27.4 million of the increase. Real estate rental revenue from the same-store properties increased by $2.1 million primarily due to higher rental rates ($4.9 million), higher lease termination fees ($1.2 million) and higher reimbursements for real estate taxes ($0.4 million) and utilities ($0.7 million), partially offset by lower same-store occupancy ($3.4 million) and higher bad debt ($2.0 million) in the commercial segments.

Real estate expenses increased by $11.1 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $8.2 million of the increase. Real estate expenses from same-store properties increased by $2.8 million due primarily to higher real estate taxes ($1.3 million) caused by increased rates and assessments across the portfolio, higher snow removal costs ($1.3 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009 and higher electricity costs ($0.5 million) caused by increased rates, partially offset by lower administrative expenses ($0.4 million).

Same-store occupancy decreased to 90.6% in 2009 from 92.7% in 2008, with the most severe decreases in the industrial and office segments. We believe this weakness in same-store occupancy was reflective of the national economic recession. Non-same-store occupancy increased to 87.8% in 2009 from 86.2% in 2008, reflecting the completion of lease-up for our development properties in the office and multifamily segments. During 2009, 68.2% of the commercial square footage expiring was renewed as compared to 63.5% in 2008, excluding properties sold or classified as held for sale. During 2009, 1.4 million commercial square feet were leased at an average rental rate of $24.92 per square foot, an increase of 10.2%, with average tenant improvements and leasing costs of $13.95 per square foot. These leasing statistics exclude first generation leases at development properties.

An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Same-store	$109,158	$108,823	$335	0.3%
Non-same-store (1)	21,513	2,608	18,905	724.9%

Total real estate rental revenue	$130,671	$111,431	$19,241	17.3%

Real Estate Expenses
Same-store	$39,092	$38,555	$537	1.4%
Non-same-store (1)	7,436	1,471	5,965	405.5%

Total real estate expenses	$46,528	$40,026	$6,502	16.2%

NOI
Same-store	$70,066	$70,268	$(202)	(0.3%)
Non-same-store (1)	14,077	1,137	12,940	1,138.1%

Total NOI	$84,143	$71,405	$12,738	17.8%

Occupancy	2009	2008
Same-store	90.8%	91.3%
Non-same-store (1)	96.0%	94.9%

Total	91.4%	91.8%

(1)	Non-same-store properties include:

Development property – Dulles Station, Phase I

2008 acquisition – 2445 M Street

Real estate rental revenue in the office segment increased by $19.2 million in 2009 as compared to 2008 due to acquisition and development properties, which contributed $18.9 million of the increase. Real estate rental revenue from same-store properties increased by $0.3 million primarily due to higher rental rates ($3.5 million), offset by lower occupancy ($1.7 million) and higher bad debt ($1.5 million).

Real estate expenses in the office segment increased by $6.5 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $6.0 million of the increase. Real estate expenses from same-store properties increased by $0.5 million primarily due to higher electricity costs ($0.3 million) caused by higher rates, higher snow removal costs ($0.2 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009, and higher real estate taxes ($0.2 million) caused by higher rates and assessments. These were offset by lower property management payroll expense ($0.2 million) due to the elimination of several positions.

Same-store occupancy decreased to 90.8% in 2009 from 91.3% in 2008, primarily caused by higher vacancy at 6565 Arlington Boulevard and the Atrium Building. These were partially offset by higher occupancy at One Central Plaza and 51 Monroe Street. Non-same-store occupancy increased to 96.0% from 94.9%, reflecting lease-up of Dulles Station, Phase I, a development property. During 2009, 61.9% of the square footage that expired was renewed compared to 42.4% in 2008, excluding properties sold or classified as held for sale. During 2009, we executed new leases for 683,800 square feet of office space at an average rental rate of $31.14 per square foot, an increase of 11.6%, with average tenant improvements and leasing costs of $20.14 per square foot. These leasing statistics exclude first generation leases at the development property, Dulles Station, Phase I.

Medical Office Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Same-store	$44,251	$43,210	$1,041	2.4%
Non-same-store (1)	660	384	276	71.9%

Total real estate rental revenue	$44,911	$43,594	$1,317	3.0%

Real Estate Expenses
Same-store	$14,674	$13,924	$750	5.4%
Non-same-store (1)	544	253	291	115.0%

Total real estate expenses	$15,218	$14,177	$1,041	7.3%

NOI
Same-store	$29,577	$29,286	$291	1.0%
Non-same-store (1)	116	131	(15)	(11.5%)

Total NOI	$29,693	$29,417	$276	0.9%

Occupancy	2009	2008
Same-store	95.0%	94.9%
Non-same-store (1)	19.8%	62.9%

Total	87.9%	94.0%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

2008 acquisition – Sterling Medical Office Building

Real estate rental revenue in the medical office segment increased by $1.3 million in 2009 as compared to 2008 due primarily to higher rental rates ($1.0 million) and lower bad debt ($0.3 million) on the same-store properties, offset by higher same-store vacancy ($0.2 million). The 2008 acquisition of Sterling Medical Office Building contributed $0.3 million to the increase.

Real estate expenses in the medical office segment increased by $1.0 million in 2009 as compared to 2008 due primarily to higher real estate taxes ($0.3 million) caused by higher rates and assessments on the same-store portfolio, an increase to our reserve for straight-line receivables ($0.2 million) and higher snow removal costs ($0.2 million, not including any tenant reimbursements). The acquisition properties contributed $0.3 million to the increase.

Same-store occupancy increased to 95.0% in 2009 from 94.9% in 2008, driven by higher occupancy at 8505 Arlington Boulevard, offset by lower occupancy at Ashburn Farm Office Park. Non-same-store occupancy decreased to 19.8% from 62.9% due to the acquisition of the vacant Lansdowne Medical Office Building during the third quarter of 2009. This building was unleased at the end of 2009. During 2009, 64.4% of the square footage that expired was renewed compared to 63.6% in 2008. During 2009, we executed new leases for 139,600 square feet of medical office space at an average rental rate of $36.80, an increase of 15.9%, with average tenant improvements and leasing costs of $24.28 per square foot.

Retail Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Total	$41,821	$40,987	$834	2.0%

Real Estate Expenses
Total	$10,680	$9,647	$1,033	10.7%

NOI
Total	$31,141	$31,340	$(199)	(0.6%)

Occupancy	2009	2008
Total	93.6%	95.2%

Real estate rental revenue in the retail segment increased by $0.8 million in 2009 as compared to 2008 due to higher rental rates ($0.4 million), higher lease termination fees ($0.3 million) and higher real estate tax ($0.3 million) and common area maintenance ($0.3 million) reimbursements, offset by higher bad debt ($0.7 million).

Real estate expenses in the retail segment increased by $1.0 million in 2009 as compared to 2008 due to higher legal fees ($0.5 million) related to litigation concerning the remediation of an environmental condition at Westminster Shopping Center and higher real estate taxes ($0.4 million) caused by higher rates and assessments.

Occupancy decreased to 93.6% in 2009 from 95.2% in 2008, driven by higher vacancy at the Centre at Hagerstown. During 2009, 52.2% of the square footage that expired was renewed compared to 91.5% in 2008. During 2009, we executed new leases for 145,900 square feet of retail space at an average rental rate of $17.60, a decrease of 0.4%, with average tenant improvements and leasing costs of $9.08 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Same-store	$32,909	$32,199	$710	2.2%
Non-same-store (1)	13,561	5,659	7,902	139.6%

Total real estate rental revenue	$46,470	$37,858	$8,612	22.7%

Real Estate Expenses
Same-store	$13,382	$13,315	$67	0.5%
Non-same-store (1)	6,112	4,121	1,991	48.3%

Total real estate expenses	$19,494	$17,436	$2,058	11.8%

NOI
Same-store	$19,527	$18,884	$643	3.4%
Non-same-store (1)	7,449	1,538	5,911	384.3%

Total NOI	$26,976	$20,422	$6,554	32.1%

Occupancy	2009	2008
Same-store	94.9%	94.0%
Non-same-store (1)	92.9%	76.5%

Total	94.4%	89.5%

(1)	Non-same-store properties include:

Development properties – Clayborne Apartments and Bennett Park

2008 acquisition – Kenmore Apartments

Real estate rental revenue in the multifamily segment increased by $8.6 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $7.9 million of the increase. Real estate rental revenue from same-store properties increased by $0.7 million due primarily to lower rent abatements ($0.3 million) and higher utilities reimbursements ($0.3 million).

Real estate expenses in the multifamily segment increased by $2.1 million in 2009 as compared to 2008 due primarily to acquisition and development properties, which contributed $2.0 million of the increase. Real estate expenses from same-store properties increased by $0.1 million primarily due to higher snow removal costs, not including any tenant reimbursements, due to a severe snow storm in December 2009.

Same-store occupancy increased to 94.9% in 2009 from 94.0% in 2008, driven by higher occupancy at Munson Hill Towers. Non-same-store occupancy increased to 92.9% from 76.5%, reflecting the lease-up of Bennett Park and Clayborne Apartments.

Industrial Segment:

	Years Ended December 31,
	2009	2008	$ Change	% Change
Real Estate Rental Revenue
Same-store	$32,748	$33,580	$(832)	(2.5%)
Non-same-store (1)	1,540	1,259	281	22.3%

Total real estate rental revenue	$34,288	$34,839	$(551)	(1.6%)

Real Estate Expenses
Same-store	$8,950	$8,497	$453	5.3%
Non-same-store (1)	434	439	(5)	(1.1%)

Total real estate expenses	$9,384	$8,936	$448	5.0%

NOI
Same-store	$23,798	$25,083	$(1,285)	(5.1%)
Non-same-store (1)	1,106	820	286	34.9%

Total NOI	$24,904	$25,903	$(999)	(3.9%)

Occupancy	2009	2008
Same-store	84.0%	91.0%
Non-same-store (1)	100.0%	100.0%

Total	84.8%	91.4%

(1)	Non-same-store properties include:

2008 acquisition – 6100 Columbia Park Road

Real estate rental revenue in the industrial segment decreased by $0.6 million in 2009 as compared to 2008 due primarily to lower same-store occupancy ($1.3 million) and higher bad debt ($0.2 million), offset by higher lease termination fees ($0.4 million) and higher reimbursements ($0.3 million) for common area maintenance. The 2008 acquisition of 6100 Columbia Park Road contributed $0.3 million of additional real estate revenue.

Real estate expenses in the industrial segment increased by $0.4 million in 2009 as compared to 2008 due primarily to higher snow removal costs ($0.5 million, not including any tenant reimbursements) caused by a severe snow storm in December 2009 and higher real estate taxes ($0.2 million) caused by higher rates and assessments. These were offset by higher recoveries of previously reserved bad debt ($0.2 million).

Same-store occupancy decreased to 84.0% in 2009 from 91.0% in 2008, driven by lower occupancy at NVIP I & II, Fullerton Business Center and Albemarle Point. Non-same-store occupancy was 100.0% for both years, reflecting full occupancy at 6100 Columbia Park Road. During 2009, 81.3% of the square footage that expired was renewed compared to 64.1% in 2008, excluding properties sold or classified as held for sale. During 2009, we executed new leases for 453,400 square feet of industrial space at an average rental rate of $8.80, an increase of 3.2%, with average tenant improvements and leasing costs of $3.01 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. While we have seen increased investor appetite for securities issued by REIT’s, we have learned from the recent economic downturn that investor appetite can change dramatically in a very short period of time. As a result, there can be no assurance that we will be able to access the public or private debt and equity markets at a given point in the future.

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

During 2011, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Capital to refinance the $105.9 million of remaining 2011 maturities on our mortgage notes payable and unsecured notes payable;

•	Capital to refinance our $262.0 million unsecured line of credit which expires in 2011;

•

Approximately $35.0 - $45.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 - $5.0 million to invest in our development projects; and

•	Approximately $127.3 million to fund our known property acquisitions;

•	Funding for potential property acquisitions throughout the remainder of 2011, with a portion expected to be offset by proceeds from potential property dispositions.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements in 2011. However, as a result of general market conditions in the greater Washington metro region, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending needs which may limit growth. If capital were not available, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

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

Our total debt at December 31, 2010 and 2009 is summarized as follows (in thousands):

	2010	2009
Fixed rate mortgages(1)	$380,171	$383,563
Unsecured credit facilities	100,000	128,000
Unsecured notes payable	753,587	688,912

	$1,233,758	$1,200,475

(1)

A mortgage note payable secured by the Ridges with a balance of $21.9 million was included in “Other liabilities related to properties sold or held for sale” at December 31, 2009. This mortgage note payable was paid off during the third quarter of 2010.

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

Mortgage Debt

At December 31, 2010, our $380.2 million in fixed rate mortgages, which includes a net $6.7 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.9 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On July 12, 2010 we repaid without penalty a $21.7 million mortgage note payable secured by the Crescent and the Ridges.

Unsecured Credit Facilities

Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility expiring in June 2011, and may be extended for one year at our option. We had no borrowings outstanding and $0.8 million in letters of credit issued as of December 31, 2010, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility originally set to expire in November 2010. In September 2010, we exercised our one-year extension option on Credit Facility No. 2, which now expires in November 2011. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of December 31, 2010, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. The $100.0 million outstanding balance was used to prepay the $100 million term loan, and the interest rate on this $100.0 million in borrowings is effectively fixed by interest rate swaps. An interest rate swap fixed the interest rate at 3.375% (2.95% plus the 42.5 basis point spread) through February 19, 2010, the terminal date for the swap. At that point in time, a forward interest rate swap became effective on February 20, 2010. The interest rate on the $100.0 million borrowing is currently 2.525% (2.10% plus the current interest rate spread of 42.5 basis points). All outstanding advances are due and payable upon maturity in November 2011. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

We anticipate that, prior to the November 2011 expiration of Credit Facility No. 2, we will negotiate a replacement facility in the same or greater amount than the expiring facility. While we anticipate that the interest rate and facility fee of the replacement facility will be higher than the current facility, we do not expect the new terms to have a material adverse effect on our financial results.

Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum tangible net worth;

•	A maximum ratio of total liabilities to gross asset value, calculated using an estimate of fair market value of our assets;

•	A maximum ratio of secured indebtedness to gross asset value, calculated using an estimate of fair market value of our assets;

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges, including interest expense;

•	A minimum ratio of unencumbered asset value, calculated using an estimate of fair value of our assets, to unsecured indebtedness;

•	A minimum ratio of net operating income from our unencumbered properties to unsecured interest expense; and

•	A maximum ratio of permitted investments to gross asset value, calculated using an estimate of fair market value of our assets.

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2010, we were in compliance with our loan covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

December 31, 2010 Note Principal
5.95% notes due 2011	$ 93,862
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.875% notes due 2026 (1)	2,659
7.25% notes due 2028	50,000

$756,521

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2010, we were in compliance with our unsecured notes covenants.

During 2010, we repurchased $131.7 million of our 3.875% convertible notes at 100.1% to 102.75% of par, resulting in a net loss on extinguishment of debt of $6.8 million. We also repurchased $56.1 million of our 5.95% senior notes at 103.75% of par, resulting in a net loss on extinguishment of debt of $2.4 million. We executed these repurchases using a portion of the proceeds from our issuance of $250.0 million of 4.95% notes due in 2020.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 65.9 million shares were outstanding at December 31, 2010.

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of the our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. During 2010, we issued 5.6 million common shares at a weighted average price of $30.34 under this program, raising $168.9 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We used the net proceeds under this program for general corporate purposes. During 2010, we issued 0.2 million common shares at a weighted average price of $30.36 per share, raising $5.3 million in net proceeds.

Dividends

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our results of operations, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Common dividends	$108,949	$100,221	$85,564
Noncontrolling interest distributions	163	190	192

	$109,112	$100,411	$85,756

Dividends paid for 2010 as compared to 2009 increased primarily due to our issuance of 5.6 million shares under our sales agency financing agreement during 2010.

Dividends paid for 2009 as compared to 2008 increased as a direct result of a dividend rate increase from $1.72 per share in 2008 to $1.73 per share in 2009. The dividends paid also increased due to our issuance of 5.25 million shares pursuant to a public offering and our issuance of 2.0 million under our sales agency financing agreement during 2009.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased to $111.9 million in 2010 from $102.9 million in 2009, primarily due to lower interest payments. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2010, we had under development Dulles Station Phase II and 4661 Kenmore, in which we had invested $27.8 million and $5.5 million, respectively. We are also evaluating a number of potential redevelopment projects at properties such as Montgomery Village Center, Montrose Shopping Center and 7900 Westpark. There were no projects placed into service in 2010.

We anticipate funding several major renovation projects in our portfolios during 2011, as follows (in thousands):

Segment	Project Spending
Office buildings	$8,037
Medical office buildings	1,665
Retail centers	350
Multifamily	3,988
Industrial	—

Total	$14,040

These projects include a new heating and air conditioning system at one of our multifamily properties, sprinkler system, heating and air conditioning and common area upgrades at several of our office and medical properties and an installation of an automated parking system at one of our retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2010. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations

Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,602,779	$270,276	$480,793	$312,388	$539,322
Purchase obligations (2)	8,698	7,109	1,589	—	—
Estimated development commitments (3)	—	—	—	—	—
Tenant-related capital (4)	8,685	6,517	2,168	—	—
Building capital (5)	4,772	4,772	—	—	—
Operating leases	115	48	58	9	—

(1)	See Notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.
(2)	Represents elevator maintenance contracts with terms through 2011, electricity sales agreements with terms through 2012, and natural gas purchase agreements with terms through 2011.
(3)	Committed development obligations based on contracts in place as of December 31, 2010.
(4)	Committed tenant-related capital based on executed leases as of December 31, 2010.
(5)	Committed building capital additions based on contracts in place as of December 31, 2010.

We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $15.7 million in 2011. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2012.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Cash provided by operating activities	$111.9	$102.9	$97.1	$9.0	$5.8
Cash used in investing activities	$(111.1)	$(12.8)	$(181.4)	$(98.3)	$168.6
Cash provided by (used in) financing activities	$66.8	$(90.8)	$74.7	$157.6	$(165.5)

Operations generated $111.9 million of net cash in 2010 compared to $102.9 million in 2009. The increase in cash provided by operating activities in 2010 as compared to 2009 was primarily due to lower interest payments.

Operations generated $102.9 million of net cash in 2009 compared to $97.1 million in 2008. The increase in cash provided by operating activities in 2009 as compared to 2008 was primarily due to higher income from real estate operations.

Our investing activities used net cash of $111.1 million in 2010 and $12.8 million in 2009. The increase in cash used by investing activities in 2010 was primarily due to the increase in cash invested in acquisitions, net of assumed debt, throughout 2010, which was $136.1 million higher than 2009.

Our investing activities used net cash of $12.8 million in 2009 and $181.4 million in 2008. The decrease in cash used by investing activities in 2009 was primarily due to the decrease in cash invested in acquisitions, net of assumed debt, throughout 2009, which was $148.4 million lower than 2008.

Our financing activities generated $66.8 million of net cash in 2010 and used $90.8 million in 2009. The net increase in net cash provided by financing activities in 2010 was primarily the result of the proceeds from our debt offering and equity issued under our sales agency financing agreement.

Our financing activities used net cash of $90.8 million in 2009 and provided $74.7 million in 2008. The net increase in net cash used by financing activities in 2009 was primarily the result of using cash from operations and the proceeds from equity issuances, property sales and a new mortgage note to pay dividends, repurchase convertible notes and prepay a mortgage note.

Capital Improvements and Development Costs

Capital improvements and development costs of $26.4 million were completed in 2010, including tenant improvements. These improvements to our properties in 2009 and 2008 were $29.5 million and $52.8 million, respectively. We consider capital improvements to be accretive to revenue and not necessarily to net income.

Our capital improvement and development costs for the three years ending December 31, 2010 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Accretive capital improvements:
Acquisition related	$1,007	$2,696	$6,012
Expansions and major renovations	3,180	5,557	9,591
Development/redevelopment	1,337	2,135	15,509
Tenant improvements (including first generation leases)	15,162	12,874	11,359

Total accretive capital improvements	20,686	23,262	42,471
Other capital improvements:	5,696	6,210	10,310

Total	$26,382	$29,472	$52,781

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2010 to 2445 M Street, 2440 M Street, 2000 M Street, Sterling Medical and Lansdowne Medical.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2010 expansions and major renovations included garage renovations at One Central Plaza; elevator and lobby modernization at Alexandria Professional Center; and roof replacement at 2000 M Street.

Development/Re-development: Development costs represent expenditures for ground up development of new operating properties. Re-development costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of Dulles Station, Bennett Park and the medical office space at 4661 Kenmore Avenue.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average Tenant improvement costs per square foot of space leased, excluding first generation leases, were as follows during the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008

Office Buildings*	$19.95	$11.60	$13.15
Medical Office Buildings	$16.24	$13.87	$19.12
Retail Centers	$3.23	$3.91	$3.61
Industrial/Flex Properties*	$1.45	$0.30	$1.68

*	Excludes properties sold or classified as held for sale.

The $8.35 increase in tenant improvement costs per square foot of space leased for office buildings in 2010 was primarily due to leases executed with single tenants in 2010 requiring $5.4 million in tenant improvements at Monument II, 2000 M Street, 7900 Westpark and 1600 Wilson Boulevard. The $1.55 decrease in tenant improvement costs per square foot of space leased for office buildings in 2009 was primarily due to a decrease in the per square foot costs associated with expansion leases and leases executed with a single tenant in 2008 requiring $1.1 million in tenant improvements. The $2.37 increase in 2010 and $5.25 decrease in 2009 in tenant improvement costs per square foot of space leased for medical office buildings was primarily due to single tenant leases executed in 2010 at Shady Grove Medical requiring $1.3 million in tenant improvements and $1.7 million in single tenant improvements required for leases executed in 2008 at Woodburn II and 8503 Arlington Boulevard. The $0.68 decrease in tenant improvement costs per square foot of retail space leased in 2010 and the $0.30 increase in tenant improvement costs per square foot of retail space leased in 2009 was primarily due to a single tenant lease executed at the Centre at Hagerstown in 2009 requiring $0.7 million in tenant improvements. The $1.15 increase in tenant improvement costs per square foot of industrial space leased in 2010 was primarily due to single tenant leases executed in 2010 at Fullerton Business, NVIP and 8900 Telegraph Road requiring $0.5 million in tenant improvements. The $1.38 decrease in tenant improvement costs per square foot of industrial space leased in 2009 was primarily due to single tenant leases executed in 2008 at Pickett, Douglas Business Park and Albemarle requiring $0.5 million in tenant improvements. The retail and industrial tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical.

Excluding properties sold or classified as held for sale, approximately 59% of our tenants renewed their leases with us in 2010, compared to 69% in 2009 and 63% in 2008. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other capital improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property’s income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.7 million in 2010, and averaged $738 per apartment for the 39% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties aside from apartment turnover discussed above, improvements include asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2010, we incurred repair and maintenance expenses of $12.5 million that were not capitalized, to maintain the quality of our buildings.

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

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Year Ended December 31,
	2010	2009	2008
Earnings to fixed charges	1.18x	1.30x	1.03x
Debt service coverage	2.60x	2.44x	2.30x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2010	2009	2008
Net income attributable to the controlling interests	$37,426	$40,745	$27,082
Adjustments
Depreciation and amortization	93,992	91,668	82,982
Gain on sale of real estate	(21,599)	(13,348)	(15,275)
Gain from non-disposal activities	(7)	(73)	(17)
Discontinued operations depreciation and amortization	1,754	2,779	3,916

FFO as defined by NAREIT	$111,566	$121,771	$98,688

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	$96,521	$50,000	$60,000	$100,000	$150,000	$300,000	$756,521	$785,637
Interest payments	$37,770	$33,613	$30,812	$26,650	$20,012	$107,188	$256,045
Interest rate on debt maturities	5.94%	5.06%	5.23%	5.34%	5.35%	5.44%	5.43%

Unsecured variable rate debt
Principal	$100,000 (a)	—	—	—	—	—	$100,000	$100,000
Variable interest rate on debt maturities (b)	2.53%		—	—	—	—	2.53%

Mortgages
Principal amortization (30 year schedule)	$13,349	$21,362	$106,630	$1,516	$20,041	$223,978	$386,876	$399,282
Interest payments	$22,251	$20,971	$15,399	$13,841	$13,671	$16,820	$102,953
Weighted average interest rate on principal amortization	5.32%	4.92%	5.58%	5.39%	5.30%	6.35%	5.96%

(a)	This $100.0 million borrowing was made under a line of credit which matures in 2011 and bears interest at a variable rate, which has been effectively fixed at 2.525% through a forward interest rate swap through November 1, 2011. See note 5 to the consolidated financial statements for further discussion.
(b)	Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2010.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 68 to 107 are incorporated herein by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2011 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	115,985		26.15	1,529,301
Equity compensation plans not approved by security holders	30,000	(2)	29.00	—

Total	145,985		26.74	1,529,301

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

(2)	These securities are options issued under a Share Grant Plan for officers, trustees and non-officer employees. This plan expired on December 15, 2007 and options may no longer be issued thereunder.

ITEM 13.:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Declaration of Trust.	8-B	001-06622	3	7/10/1996

3.2	Amendment to Declaration of Trust dated September 21, 1998.	10-Q	001-06622	3	11/13/1998

3.3	Articles of Amendment to Declaration of Trust dated June 24, 1999.	S-3	333-81913	4(c)	7/14/1999

3.4	Articles of Amendment to Declaration of Trust dated June 1, 2006	S-3	333-136921	4(d)	8/28/2006

3.5	Amended and Restated Bylaws dated October 22, 2009	8-K	001-06622	3.1	10/27/2009

4.1	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996

4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998

4.3	Officer’s Certificate Establishing Terms of the 2013 Notes, dated March 12, 2003	8-K	001-06622	4(a)	3/17/2003

4.4	Form of 2013 Notes	8-K	001-06622	4(b)	3/17/2003

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.5	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003

4.6	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003

4.7	Form of 5.05% Senior Notes due May 1, 2012	8-K	001-06622	4.1	4/26/2005

4.8	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005

4.9	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005

4.10	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005

4.11	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005

4.12	Form of 5.95% Senior Notes due June 15, 2011	8-K	001-06622	4.1	6/6/2006

4.13	Officers’ Certificate establishing the terms of the 2011 Notes, dated June 6, 2006	8-K	001-06622	4.2	6/6/2006

4.14	Form of 3.875% Senior Convertible Notes due September 15, 2026	424B5	333-114410		9/11/2006

4.15	Officers’ Certification establishing the terms of the Convertible Notes, dated September 11, 2006	424B5	333-114410		9/11/2006

4.16	Form of additional 3.875% Senior Convertible Notes due September 15, 2026	8-K	001-06622	4.1	9/26/2006

4.17	Form of 5.95% senior notes due June 15, 2011, dated July 21, 2006	424B5	333-114410		7/21/2006

4.18	Officers’ Certification establishing the terms of the 2011 Notes, dated July 21, 2006	424B5	333-114410		7/21/2006

4.19	Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent	8-K	001-06622	4.1	11/8/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.20	Form of 3.875% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	1/23/2007

4.21	Officers’ Certificate establishing the terms of the 3.85% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	1/23/2007

4.22	Form of additional 3.85% Convertible Senior Notes due September 15, 2026	8-K	001-06622	4.1	2/2/2007

4.23	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007

4.24	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent	8-K	001-06622	4.1	7/6/2007

4.25	Term Loan Agreement dated as of February 21, 2008, by and between WRIT and Wells Fargo Bank, National Association	8-K	001-06622	4.1	2/27/2008

4.26	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.27	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.28	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008

4.29	First Amendment to Term Loan Agreement dated as of May 7, 2009, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4(rr)	8/7/2009

4.30	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010

4.31	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010

10.1	Purchase and Sale Agreement dated as of June 16, 2008, for 2445 M Street, NW, Washington, DC	10-Q	001-06622	10	8/8/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.2*	1991 Incentive Stock Option Plan, as amended	S-3	033-60581	10(b)	7/17/1995

10.3*	Deferred Compensation Plan for Executives dated January 1, 2000	10-K	001-06622	10(g)	3/19/2001

10.4*	Split-Dollar Agreement dated April 1, 2000	10-K	001-06622	10(h)	3/19/2001

10.5*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001

10.6*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002

10.7*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002

10.8*	Description of WRIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005

10.9*	Description of WRIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005

10.10*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006

10.11*	Change in control Agreement dated May 22, 2003 with Thomas L. Regnell	10-K	001-06622	10(q)	3/16/2006

10.12*	Change in control Agreement dated June 13, 2005 with David A. DiNardo	10-K	001-06622	10(r)	3/16/2006

10.13*	Change in control Agreement dated May 22, 2003 with Laura M. Franklin	10-K	001-06622	10(t)	3/16/2006

10.14*	Change in control Agreement dated January 1, 2006 with James B. Cederdahl	10-K	001-06622	10(w)	3/16/2006

10.15*	Long Term Incentive Plan, effective January 1, 2006	10-K	001-06622	10(aa)	3/1/2007

10.16*	Short Term Incentive Plan, effective January 1, 2006	10-K	001-06622	10(bb)	3/1/2007

10.17*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007

10.18*	Change in control Agreement dated June 1, 2007 with George F. McKenzie	10-Q	001-06622	10(dd)	8/9/2007

10.19*	Change in control Agreement dated May 14, 2007 with Michael S. Paukstitus	10-Q	001-06622	10(ee)	8/9/2007

10.20*	Deferred Compensation Plan for Directors dated December 1, 2000	10-K	001-06622	10(ff)	2/29/2008

10.21*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.22*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008

10.23*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008

10.24*	Transition Agreement and General Release dated August 5, 2008 with Sara L. Grootwassink	10-Q	001-06622	10(kk)	11/10/2008

10.25*	Change in control Agreement dated November 11, 2008 with William T. Camp	10-K	001-06622	10(mm)	3/2/2009

10.26*	Change in control Agreement dated October 2, 2008 with Thomas C. Morey	10-K	001-06622	10(mm)	3/2/2009

10.27*	Form of Indemnification Agreement by and between WRIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009

10.28*	Short Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.28	2/26/2010

10.29*	Long Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.29	2/26/2010

10.30*	Amended and Restated Deferred Compensation Plan for Directors, adopted October 27, 2010	10-Q	001-06622	10.30	11/4/2010

10.31*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010

10.32*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: February 25, 2011
	By:	/s/ George F. McKenzie
George F. McKenzie President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. McDaniel*	Chairman, Trustee	February 25, 2011
John P. McDaniel

/s/ George F. McKenzie	President, Chief Executive Officer and Trustee	February 25, 2011
George F. McKenzie

/s/ John M. Derrick, Jr.*	Trustee	February 25, 2011
John M. Derrick, Jr.

/s/ Charles T. Nason*	Trustee	February 25, 2011
Charles T. Nason

/s/ Edward S. Civera*	Trustee	February 25, 2011
Edward S. Civera

/s/ Thomas Edgie Russell, III*	Trustee	February 25, 2011
Thomas Edgie Russell, III

/s/ Terence C. Golden*	Trustee	February 25, 2011
Terence C. Golden

/s/ Wendelin A. White*	Trustee	February 25, 2011
Wendelin A. White

/s/ William G. Byrnes*	Trustee	February 25, 2011
William G. Byrnes

/s/ Laura M. Franklin	Executive Vice President Accounting, Administration	February 25, 2011
Laura M. Franklin	and Corporate Secretary

/s/ William T. Camp	Executive Vice President and	February 25, 2011
William T. Camp	Chief Financial Officer

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

In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, the Trust’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 25, 2011

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2010	December 31, 2009
Assets
Land	$440,509	$402,277
Income producing property	1,976,378	1,848,129

	2,416,887	2,250,406
Accumulated depreciation and amortization	(538,786)	(457,858)

Net income producing property	1,878,101	1,792,548
Development in progress	26,240	25,031

Total real estate held for investment, net	1,904,341	1,817,579
Investment in real estate sold or held for sale, net	—	48,636
Cash and cash equivalents	78,767	11,203
Restricted cash	21,552	17,668
Rents and other receivables, net of allowance for doubtful accounts of $8,394 and $6,412, respectively	55,176	49,617
Prepaid expenses and other assets	108,045	95,986
Other assets related to properties sold or held for sale	—	4,536

Total assets	$2,167,881	$2,045,225

Liabilities
Notes payable	$753,587	$688,912
Mortgage notes payable	380,171	383,563
Lines of credit	100,000	128,000
Accounts payable and other liabilities	51,130	52,324
Advance rents	12,597	10,743
Tenant security deposits	9,538	9,512
Other liabilities related to properties sold or held for sale	—	23,108

Total liabilities	1,307,023	1,296,162

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 65,870 and 59,811 shares issued and outstanding, respectively	659	599
Additional paid in capital	1,127,825	944,825
Distributions in excess of net income	(269,935)	(198,412)
Accumulated other comprehensive income (loss)	(1,469)	(1,757)

Total shareholders’ equity	857,080	745,255
Noncontrolling interests in subsidiaries	3,778	3,808

Total equity	860,858	749,063

Total liabilities and shareholders’ equity	$2,167,881	$2,045,225

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2010	2009	2008
Revenue
Real estate rental revenue	$297,977	$298,161	$268,709
Expenses
Utilities	20,043	20,572	18,411
Real estate taxes	29,209	31,900	27,164
Repairs and maintenance	12,496	11,618	10,518
Property administration	9,480	9,648	9,651
Property management	8,578	7,401	7,544
Operating services and common area maintenance	16,793	15,909	13,523
Other real estate expenses	2,323	4,256	3,411
Depreciation and amortization	93,992	91,668	82,982
General and administrative	14,406	13,118	12,110

	207,320	206,090	185,314

Real estate operating income	90,657	92,071	83,395

Other income (expense)
Interest expense	(68,389)	(74,074)	(74,095)
Other income	32	417	1,073
Gain (loss) on extinguishment of debt, net	(9,176)	5,336	(5,583)
Gain from non-disposal activities	7	73	17

	(77,526)	(68,248)	(78,588)

Income from continuing operations	13,131	23,823	4,807

Discontinued operations:
Income from operations of properties sold or held for sale	2,829	3,777	7,211
Gain on sale of real estate	21,599	13,348	15,275

Net income	37,559	40,948	27,293
Less: Net income attributable to noncontrolling interests in subsidiaries	(133)	(203)	(211)

Net income attributable to the controlling interests	$37,426	$40,745	$27,082

Basic net income attributable to the controlling interests per share
Continuing operations	$0.21	$0.41	$0.09
Discontinued operations, including gain on sale of real estate	0.39	0.30	0.46

Net income attributable to the controlling interests per share	$0.60	$0.71	$0.55

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.21	$0.41	$0.09
Discontinued operations, including gain on sale of real estate	0.39	0.30	0.46

Net income attributable to the controlling interests per share	$0.60	$0.71	$0.55

Weighted average shares outstanding – basic	62,140	56,894	49,138

Weighted average shares outstanding – diluted	62,264	56,968	49,217

Dividends declared and paid per share	$1.73	$1.73	$1.72

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	37,426	—	37,426	—	37,426
Net income attributable to noncontrolling interests	—	—	—	—	—	—	133	133
Change in fair value of interest rate hedge	—	—	—		288	288	—	288

Total comprehensive income	—	—	—	—	—	37,714	133	37,847
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Dividends	—	—	—	(108,949)	—	(108,949)	—	(108,949)
Equity offerings, net of issuance costs	5,645	56	168,824	—	—	168,880	—	168,880
Shares issued under Dividend Reinvestment Program	175	2	5,284	—	—	5,286	—	5,286
Share options exercised	164	2	3,961	—	—	3,963	—	3,963
Share grants, net of share grant amortization and forfeitures	75	—	4,931	—	—	4,931	—	4,931

Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
Cash flows from operating activities
Net income	$37,559	$40,948	$27,293
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(21,599)	(13,348)	(15,275)
Depreciation and amortization, including amounts in discontinued operations	95,746	94,447	86,898
Provision for losses on accounts receivable	4,150	6,889	4,346
Amortization of share grants, net	4,931	3,085	3,228
Amortization of debt premiums, discounts and related financing costs	5,532	6,957	7,669
Loss (gain) on extinguishment of debt, net	9,176	(5,336)	5,583
Changes in operating other assets	(20,053)	(14,576)	(13,648)
Changes in operating other liabilities	(3,509)	(16,165)	(8,979)

Net cash provided by operating activities	111,933	102,901	97,115

Cash flows from investing activities
Real estate acquisitions, net *	(155,881)	(19,828)	(168,230)
Capital improvements to real estate	(25,045)	(27,337)	(37,272)
Development in progress	(1,337)	(2,135)	(15,509)
Net cash received for sale of real estate	71,505	36,842	40,231
Non-real estate capital improvements	(392)	(351)	(642)

Net cash used in investing activities	(111,150)	(12,809)	(181,422)

Cash flows from financing activities
Line of credit borrowings	68,800	214,500	165,000
Line of credit repayments	(96,800)	(153,500)	(290,500)
Dividends paid	(108,949)	(100,221)	(85,564)
Distributions to noncontrolling interests	(163)	(190)	(192)
Proceeds from equity offerings under dividend reinvestment program	5,286	2,479	4,103
Proceeds from mortgage notes payable	—	37,500	81,029
Principal payments – mortgage notes payable	(25,985)	(54,030)	(3,488)
Proceeds from debt offering	247,998	—	100,000
Financing costs	(2,450)	(847)	(1,924)
Net proceeds from equity offerings	168,880	160,915	184,933
Notes payable repayments, including penalties for early extinguishment	(193,799)	(197,414)	(81,344)
Net proceeds from exercise of share options	3,963	45	2,643

Net cash provided by (used in) financing activities	66,781	(90,763)	74,696

Net increase (decrease) in cash and cash equivalents	67,564	(671)	(9,611)
Cash and cash equivalents at beginning of year	11,203	11,874	21,485

Cash and cash equivalents at end of year	$78,767	$11,203	$11,874

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$60,622	$69,292	$68,616

*	See note 3 to the consolidated financial statements for the supplemental disclosure of non-cash investing and financing activities, including the assumption of mortgage debt in conjunction with some of our real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1:  NATURE OF BUSINESS

Washington Real Estate Investment Trust (“We” or “WRIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, industrial/flex centers, multifamily buildings and retail centers.

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale price of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the three years ended December 31, 2010, we sold the following properties:

Disposition Date	Property	Type	Gain on Sale (in thousands)
June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	$7,900
December 21, 2010	The Ridges	Office	4,500
December 22, 2010	Ammendale I&II/Amvax	Industrial	9,200

			$21,600

May 13, 2009	Avondale	Multifamily	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	4,100
July 31, 2009	Brandywine Center	Office	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	1,500

		Total 2009	$13,300

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	$15,300

		Total 2008	$15,300

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

The capital gains from the sales were paid out to the shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $4.8 million. These carryforwards begin to expire in 2028. We have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended December 31, 2010, 2009 and 2008.

The following is a breakdown of the taxable percentage of our dividends for 2010, 2009 and 2008, respectively (unaudited):

	Ordinary Income	Return of Capital	Unrecaptured Section 1250 Gain	Capital Gain
2010	55%	31%	11%	3%
2009	75%	17%	7%	1%
2008	60%	18%	6%	16%

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

We include the following notes receivable balances in our accounts receivable balances (in millions):

	December 31, 2010	December 31, 2009
Notes receivable, net	$8.8	$8.5

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

In August 2007 we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase.

Net income attributable to noncontrolling interests was as follows (in millions):

	2010	2009	2008
Net income attributable to noncontrolling interests	$0.1	$0.2	$0.2

None of the income from noncontrolling interests is attributable to discontinued operations or accumulated other comprehensive income. Quarterly distributions are made to the noncontrolling owners equal to the quarterly dividend per share for each operating partnership unit.

Income attributable to the controlling interests from continuing operations was as follows (in millions):

	2010	2009	2008
Income attributable to the controlling interests from continuing operations	$13.0	$23.6	$4.6

The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the years ended December 31, 2010, 2009 and 2008, and are not included in our earnings per share calculations.

Deferred Financing Costs

We capitalize and amortize external costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2010 and 2009 deferred financing costs were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred financing costs	$14.3	$7.2	$7.1	$17.9	$10.1	$7.8

We record the amortization of deferred financing costs as interest expense. Amortization of deferred financing costs for the three years ended December 31, 2010 was as follows (in millions):

	2010	2009	2008
Deferred financing costs amortization	$2.4	$3.1	$3.6

Deferred Leasing Costs

We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. As of December 31, 2010 and 2009 deferred leasing costs were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$37.6	$13.9	$23.7	$32.3	$11.3	$21.0

We record the amortization of deferred leasing costs as amortization expense. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. Amortization and writes-offs of deferred leasing costs for the three years ended December 31, 2010 were as follows (in millions):

	2010	2009	2008
Deferred leasing costs amortization	$5.2	$4.7	$3.5

We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. As of December 31, 2010 and 2009 deferred leasing incentives were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing incentives	$14.5	$2.9	$11.6	$12.2	$1.6	$10.6

If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. We record the amortization of deferred leasing incentives as a reduction of revenue. Amortization and writes-offs of deferred leasing costs for the three years ended December 31, 2010 were as follows (in millions):

	2010	2009	2008
Deferred leasing incentives amortization	$1.3	$1.2	$0.4

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008
Real estate depreciation	$76.5	$73.8	$66.5

We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008
Capitalized interest	$0.9	$1.4	$2.3

We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.

We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. During 2009 and 2008, we expensed $0.1 million and $0.6 million, respectively, included in general and administrative expenses, related to development projects no longer considered probable. There were no impairments recognized during the year ended December 31, 2010.

We record real estate acquisitions as business combinations in accordance with GAAP. We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We record goodwill when the purchase price exceeds the fair value of the assets and liabilities acquired. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land based on comparisons to similar properties that have been recently marketed for sale or sold.

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2010 and 2009.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2010 and 2009 are as follows (in millions):

	December 31,
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$47.7	$25.4	$22.3	$39.0	$20.4	$18.6
Leasing commissions/absorption costs	$63.3	$28.6	$34.7	$48.3	$22.1	$26.2
Net lease intangible assets	$10.6	$7.1	$3.5	$9.4	$6.3	$3.1
Net lease intangible liabilities	$33.2	$18.6	$14.6	$32.0	$14.6	$17.4
Below-market ground lease intangible asset	$12.1	$0.6	$11.5	$12.1	$0.4	$11.7

Amortization of these components combined was as follows (in millions):

	2010	2009	2008
Amortization	$8.9	$9.1	$10.7

Amortization of these components combined over the next five years is projected to be as follows (in millions):

Amortization
2011	$9.2
2012	$8.0
2013	$7.5
2014	$6.7
2015	$4.8

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria, which include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider that a property has met these criteria when a sale of the property has been approved by the Board of Trustees, or a committee with authorization from the Board, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

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

Restricted Cash

Restricted cash at December 31, 2010 and December 31, 2009 consisted of $21.6 million and $17.7 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

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

Tax returns filed for 2007 through 2010 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Reclassifications

Certain prior year amounts have been reclassified from continuing operations to discontinued operations to conform to the current year presentation.

Other Comprehensive Income (Loss)

We recorded other comprehensive loss of $1.5 million and $1.8 million as of December 31, 2010 and 2009, respectively, to account for the changes in valuation of the interest rate swaps.

NOTE 3: REAL ESTATE INVESTMENTS

Continuing Operations

Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2010	2009
Office	$1,060,288	$984,441
Medical office	398,559	394,804
Retail	351,395	267,932
Multifamily	321,719	319,375
Industrial/flex	284,926	283,854

	$2,416,887	$2,250,406

The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).

We have several properties in development. In the office segment, Dulles Station, Phase II remains in development. In the medical office segment, we have land under development at 4661 Kenmore Avenue. The cost of our real estate portfolio in development as of December 31, 2010 and 2009 is illustrated below (in thousands):

	December 31,
	2010	2009
Office	$20,172	$19,442
Medical office	5,463	5,153
Retail	546	371
Multifamily	59	65
Industrial/flex	—	—

	$26,240	$25,031

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

As of December 31, 2010 no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

Properties we acquired during the years ending December 31, 2010, 2009 and 2008 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,400

		Total 2010	494,000	$156,400

August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900

		Total 2009	87,000	$19,900

February 22, 2008	6100 Columbia Park Road	Industrial/Flex	150,000	$11,200
May 21, 2008	Sterling Medical Office Building	Medical Office	36,000	6,500
September 3, 2008	Kenmore Apartments (374 units)	Multifamily	270,000	58,300
December 2, 2008	2445 M Street	Office	290,000	181,400

		Total 2008	746,000	$257,400

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

We have recorded the total purchase price of the above acquisitions as follows (in millions):

	Recordation of Purchase Price
	2010	2009	2008
Land	$38.2	$1.3	$80.8
Buildings	93.3	18.6	140.1
Tenant origination costs	9.1	—	10.4
Leasing commissions/absorption costs	15.4	—	18.2
Net lease intangible assets	1.4	—	1.8
Net lease intangible liabilities	(1.5)	—	(10.4)
Furniture, fixtures & equipment	—	—	1.0
Discount on assumed mortgage	—	—	10.1

Total*	$155.9	$19.9	$252.0

*	Additional settlement costs, closing costs and adjustments are included in the basis for 2008.

A note receivable with a fair value of $7.3 million was acquired in conjunction with 2445 M Street in 2008 and is recorded separately as a note receivable in accounts receivable and other assets on the consolidated balance sheets.

The weighted remaining average life in months for the components above, other than land and building, are 68 months for tenant origination costs, 86 months for leasing commissions/absorption costs, 65 months for net lease intangible assets and 112 months for net lease intangible liabilities.

The $0.5 million difference in total 2010 contract purchase price of $156.4 million and the recordation of purchase price of $155.9 million is due to a credit received at settlement for future tenant allowance obligations for Gateway Overlook.

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

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2010 and 2009 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2010 and December 31, 2009. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2010	2009
Real estate revenues	$308,309	$314,068
Income from continuing operations	$17,267	$29,351
Net income	$41,696	$46,474
Diluted earnings per share	$0.67	$0.81

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see note 2 – Discontinued Operations). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as sold or held for sale at December 31, 2010 and eight as sold or held for sale at December 31, 2009, as follows (in thousands):

	December 31,
	2010	2009
Office property	$—	$40,497
Industrial/Flex properties	—	25,526

Total	$—	$66,023
Less accumulated depreciation	—	(17,387)

	$—	$48,636

We sold the following properties during the three years ended December 31, 2010:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)

June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23,400	$7,900
December 21, 2010	The Ridges	Office	104,000	27,500	4,500
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23,000	9,200

		Total 2010	638,000	$73,900	$21,600

May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500

		Total 2009	456,000	$38,000	$13,300

June 6, 2008	Sullyfield Center/The Earhart Building	Industrial	336,000	$41,100	$15,300

		Total 2008	336,000	$41,100	$15,300

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2010	2009	2008
Revenues	$8,159	$12,114	$18,478
Property expenses	(2,987)	(4,631)	(6,405)
Depreciation and amortization	(1,754)	(2,779)	(3,916)
Interest expense	(589)	(927)	(946)

	$2,829	$3,777	$7,211

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2010	2009	2008
Sullyfield Center	Industrial	$—	$—	$1,070
The Earhart Building	Industrial	—	—	421
Avondale	Multifamily	—	392	861
Tech 100 Industrial Park	Industrial	—	261	668
Brandywine Center	Office	—	85	192
Crossroads Distribution Center	Industrial	—	153	199
Parklawn Plaza	Office	132	147	135
Lexington Building	Office	65	127	428
Saratoga Building	Office	225	436	546
Charleston Business Center	Industrial	370	688	718
The Ridges	Office	678	175	563
Ammendale I&II	Industrial	1,023	986	1,180
Amvax	Industrial	336	327	230

		$2,829	$3,777	$7,211

NOTE 4: MORTGAGE NOTES PAYABLE

	December 31,
	2010	2009
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	43,987	44,975

On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,375	9,688

On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	18,311	18,969

On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until January 1, 2013, at which time all unpaid principal and interest are payable in full.	22,268	22,798

On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full.	4,955	5,121

On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,512	4,601

On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,149	8,313

On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	31,486	32,170

On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,285	20,599

On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	4,841	5,073

On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until May 31, 2016, at which time all unpaid principal and interest are payable in full.	81,029	81,029

On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	94,339	93,084

On February 2, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	36,634	37,143

	$380,171	$383,563

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer or banker quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.

Total carrying amount of the above mortgaged properties was $623.6 million and $621.0 million at December 31, 2010 and 2009, respectively. Scheduled principal payments during the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Principal Payments
2011	$13,349
2012	21,362
2013	106,630
2014	1,516
2015	20,041
Thereafter	223,978

386,876
Net discounts/premiums	(6,705)

Total	$380,171

As of December 31, 2009, “Other liabilities related to properties sold or held for sale” includes a $21.9 million mortgage note payable secured by the Ridges, a property sold during the fourth quarter of 2010. We had repaid this mortgage note payable without penalty on July 12, 2010.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of December 31, 2010, we maintained a $75.0 million unsecured line of credit maturing in June 2011 (“Credit Facility No. 1”) and a $262.0 million unsecured line of credit maturing in November 2011 (“Credit Facility No. 2”). The amounts of these lines of credit unused and available at December 31, 2010 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$262.0
Borrowings outstanding	—	(100.0)
Letters of credit issued	(0.8)	(0.9)

Unused and available	$74.2	$161.1

We executed borrowings and repayments on the unsecured lines of credit during 2010 as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2009	$28.0	$100.0
Borrowings	68.8	—
Repayments	(96.8)	—

Balance at December 31, 2010	$—	$100.0

We made borrowings under Credit Facility No. 1 throughout 2010 to fund our acquisitions of Quantico Corporate Center and Gateway Overlook and to repay a mortgage note payable. We repaid these borrowings using proceeds from the equity issued under our sales agency financing agreement.

Borrowings under Credit Facility No. 1 bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. Borrowings under Credit Facility No. 2 bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread for both credit facilities is currently 42.5 basis points.

For Credit Facility No. 2, the interest rate on the $100.0 million in outstanding borrowings is effectively fixed by a forward interest rate swap (see note 10 to the consolidated financial statements). With the forward interest rate swap, the effective interest rate on the $100.0 million borrowing is currently 2.525% (2.10% plus the current interest rate spread of 42.5 basis points).

All outstanding advances for Credit Facilities No. 1 and 2 are due and payable upon maturity in June 2011 and November 2011, respectively. Credit Facility No. 1 may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2010, 2009 and 2008, we recognized interest expense (excluding facility fees) as follows (in millions):

	2010	2009	2008
Credit Facility No. 1	$0.1	$0.0	$1.6
Credit Facility No.2	$2.7	$0.5	$3.0

The average interest rate on borrowings for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Credit Facility No. 1	0.71%	0.70%	5.16%
Credit Facility No.2	2.65%	1.81%	4.94%

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the committed capacity of each credit facility, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the years ended December 31, 2010, 2009 and 2008, we incurred facility fees as follows (in millions):

	2010	2009	2008
Credit Facility No. 1	$0.1	$0.1	$0.1
Credit Facility No.2	$0.4	$0.4	$0.4

Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2010.

Information related to revolving credit facilities is as follows (in thousands):

	2010	2009	2008
Total revolving credit facilities at December 31	$337,000	$337,000	$337,000
Borrowings outstanding at December 31	100,000	128,000	67,000
Weighted average daily borrowings during the year	112,573	33,656	91,262
Maximum daily borrowings during the year	141,000	128,000	192,500
Weighted average interest rate during the year	2.43%	1.62%	5.01%
Weighted average interest rate at December 31	2.53%	2.79%	1.48%

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

On October 1, 2010 we repurchased $56.1 million of the 5.95% unsecured notes due June 15, 2011 at 103.8% of par, resulting in a net loss on extinguishment of debt of $2.4 million, net of unamortized debt costs and debt discounts. As of December 31, 2010, $93.9 million of the 5.95% unsecured notes due June 15, 2011 was outstanding.

On September 30, 2010, we issued $250.0 million of 4.95% unsecured notes due October 1, 2020, at an effective interest rate of 5.053%. Our total proceeds, net of underwriting fees, were $245.8 million. We used a portion of the proceeds to repurchase $122.8 million of our outstanding 3.875% convertible notes due in 2026 and $56.1 million of our 5.95% senior notes due in 2011, and used the remaining proceeds to repay borrowings under our lines of credit and for general corporate purposes.

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

The convertible notes are convertible into our common shares at the option of the holder, under specific circumstances or on or after July 15, 2026, at an initial exchange rate of 20.090 common shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $49.78 per common share, which represents a 22% premium over the $40.80 closing price of our common shares at the time the September 2006 transaction was priced and a 21% premium over the $41.17 closing price of our common shares at the time the January 2007 transaction was priced. Holders may convert their notes into our common shares prior to the maturity date based on the applicable conversion rate during any fiscal quarter if the closing price of our common shares for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediate preceding fiscal quarter is more than 130% of the conversion price per common share on the last day of such preceding fiscal quarter. The initial conversion rate is subject to adjustment in certain circumstances including an adjustment to the rate if the quarterly dividend rate to common shareholders is in excess of $0.4125 per share. In addition, the conversion rate will be adjusted if we make distributions of cash or other consideration by us or any of our subsidiaries in respect of a tender offer or exchange offer for our common shares, to the extent such cash and the value of any such other consideration per common share validly tendered or exchanged exceeds the closing price of our common shares as defined in the note offering. Upon an exchange of notes, we will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at our option, in cash, common shares or a combination thereof. The convertible notes could have a dilutive impact on our earnings per share calculation in the future. However, these convertible notes are not dilutive for the years ended December 31, 2010, 2009 and 2008, and are not included in our earnings per share calculations.

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

During the three years ended December 31, 2010 we repurchased portions of the 3.875% convertible notes, as follows (in millions, except for %):

	Years Ended December 31,
	2010	2009	2008
Principal amount repurchased	$131.7	$109.7	$16.0
Average repurchase price (as a % of par value)	102.6%	87.9%	75.0%
Net gain (loss) on extinguishment of debt	$(6.8)	$6.8	$2.9

All gains or losses on extinguishment of debt are net of unamortized debt costs and debt discounts.

The net carrying amount of the principal is as follows (in thousands):

	December 31,
	2010	2009
Principal, gross	$2,659	$134,328
Unamortized discount	(36)	(4,307)

Principal, net	$2,623	$130,021

The remaining discount is being amortized through September, 2011, on the effective interest method.

The interest expense recognized relating to the contractual interest coupon and relating to the amortization of the discount was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Contractual interest coupon	$4.2	$6.6	$10.1
Amortization of the discount	$2.0	$2.9	$4.3

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

On May 7, 2009, we entered into an agreement to modify the Term Loan with Wells Fargo, National Association to extend the maturity date from February 19, 2010 to November 1, 2011. This agreement also increased the interest rate on the Term Loan from LIBOR plus 1.50% to LIBOR plus 2.75%. To hedge our exposure to interest rate fluctuations on the Term Loan, we previously had entered into an interest rate swap on a notional amount of $100 million through the original maturity date of February 19, 2010. This interest rate swap had the effect of fixing the LIBOR portion of the interest rate on the variable rate debt at 2.95% through February 2010. The interest rate after the agreement to extend the maturity date, taking into account the swap, was 5.70% (2.95% plus 275 basis points). On May 6, 2009, we entered into a forward interest rate swap on a notional amount of $100 million for the period from February 20, 2010 through the maturity date of November 1, 2011. This forward interest rate swap would have had the effect of fixing the LIBOR portion of the interest rate on the term loan at 2.10% from February 20, 2010 through November 1, 2011. These swaps qualify as cash flow hedges (see note 10 to the consolidated financial statements).

However, on December 1, 2009 we prepaid the $100 million unsecured term loan using proceeds from our unsecured line of credit (see note 5 to the consolidated financial statements), incurring a loss on extinguishment of debt of $1.5 million. We used the forward interest rate swap discussed in the preceding paragraph to fix the current interest rate on the $100.0 million borrowing on our unsecured lines of credit at 2.525% (2.10% plus the interest rate spread, currently 42.5 basis points). These swaps qualify as cash flow hedges as discussed in note 10 to the consolidated financial statements.

The following is a summary of our unsecured note and term loan borrowings (in thousands):

	December 31, 2010	December 31, 2009
5.95% notes due 2011	$93,862	$150,000
5.05% notes due 2012	50,000	50,000
5.125% notes due 2013	60,000	60,000
5.25% notes due 2014	100,000	100,000
5.35% notes due 2015	150,000	150,000
4.95% notes due 2020	250,000	—
3.875% notes due 2026	2,659	134,328
7.25% notes due 2028	50,000	50,000
Discount on notes issued	(2,938)	(5,435)
Premium on notes issued	4	19

Total	$753,587	$688,912

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2010 are as follows (in thousands):

2011(1)	$96,521
2012	50,000
2013	60,000
2014	100,000
2015	150,000
Thereafter	300,000

$756,521

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

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2010.

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

Elected deferrals of short term incentive awards by officers are converted into restricted share units which vest immediately on the grant date and WRIT will match 25% of the deferred short term incentive in restricted share units, which vest at the end of three years. Dividends on these restricted share units are paid in the form of restricted share units valued based on the market value of WRIT’s stock on the date dividends are paid. We granted restricted share units pursuant to elective short term incentive deferrals as follows:

	Years Ended December 31,
	2010	2009	2008
Deferred short term incentive	1,364	—	876
Dividends	375	458	263

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Stock-based compensation expense	$5.9	$3.5	$2.4

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

	2010		2009		2008
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	314,250	$25.39	317,000	$25.31	438,000	$24.40
Granted	—	—	—	—	—	—
Exercised	(164,300)	$24.11	(2,750)	$16.34	(119,000)	$22.12
Expired/Forfeited	(4,000)	$28.23	—	—	(2,000)	$17.59

Outstanding at December 31	145,950	$26.74	314,250	$25.39	317,000	$25.31
Exercisable at December 31	145,950	$26.74	314,250	$25.39	317,000	$25.31

The 145,950 options outstanding at December 31, 2010, all of which are exercisable, have exercise prices between $24.85 and $33.09, with a weighted-average exercise price of $26.74 and a weighted average remaining contractual life of 2.0 years. The aggregate intrinsic value of outstanding exercisable shares at December 31, 2010 was $0.6 million. The aggregate intrinsic value of options exercised was $1.0 million in 2010, minimal in 2009 and $1.1 million in 2008. There were minimal options forfeited in 2010 and none in 2009.

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

The value of trustee share-based compensation, awarded as restricted shares, was $55,000. These shares vested immediately and are restricted from sale for the period of the trustee’s service.

The 2007 Plan provided for the granting of restricted share units and performance share units to officers and other members of management, based upon various percentages of their salaries and their positions with WRIT. For officers, one-third of the award was in the form of restricted share units that vest 20% per year based upon continued employment and two-thirds of the award was in the form of performance share units subject to performance and market conditions. For other members of management, 100% of the award was in the form of restricted share units awarded based on one-year performance targets that vested ratably over five years from the grant date based upon continued employment. We recognized compensation expense for awards to other members of management according to a graded vesting schedule over six years from the date the performance target was established.

With respect to the officer performance share units that were subject to performance conditions, awards were based on three-year cumulative performance targets, for which targets were set annually based on benchmarks with minimum and maximum payout thresholds. As the three-year cumulative performance targets were set independently each year, the grant date did not occur until all such targets were set and all of the significant terms of the award were known. Because payouts were probable, we estimated the compensation expense at each reporting period based on the current fair market value of the probable award, until the vesting occurred and as progress towards meeting target was known. We recognized the expense for such performance-based share units ratably over the three-year period, with cumulative catch-up adjustments recorded in the current period. With respect to the officer performance share units that were subject to market conditions, awards were based on a cumulative three-year market target which was set at the beginning of the three-year period. We recognized compensation expense ratably over the three-year service period, based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions were achieved and the awards ultimately vested. All performance share units awarded based on achievement of respective performance or market conditions cliff vested at the end of the three-year period. The program provided that participants who terminated prior to the end of the three-year performance period forfeited their entire portion of the award.

The following are tables of activity for the years ended December 31, 2010, 2009 and 2008 related to our share grants, restricted share units, and performance share units.

Share Grants

	2010			2009			2008
	Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value
Vested at January 1 Unvested at January 1	359,289 1,870	$ $	29.66 32.50	312,006 34,849	$ $	29.21 35.04	271,650 62,530	$ $	28.97 34.15
Granted	14,236		$29.46	14,427		$26.69	13,019		$26.05
Vested during year	(15,176)		$29.65	(47,283)		$32.59	(40,356)		$30.86
Forfeited	(16)		$32.50	(123)		$32.78	(344)		$32.70

Unvested at December 31	914		$32.50	1,870		$32.50	34,849		$35.04
Vested at December 31	374,465		$29.66	359,289		$29.66	312,006		$29.21

The total fair value of share grants vested was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Fair value of share grants vested	$0.5	$1.1	$1.3

As of December 31, 2010, the total compensation cost related to non-vested share awards not yet recognized was $2,500, which we expect to recognize over a weighted average period of 1 month.

Restricted Share Units

	2010			2009			2008
	Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value
Vested at January 1 Unvested at January 1	63,856 158,406	$ $	33.49 28.08	28,914 106,562	$ $	35.00 30.63	8,154 80,831	$ $	35.73 34.35
Granted	87,634		$28.19	88,414		$26.67	49,004		$26.16
Vested during year	(52,511)		$30.11	(34,942)		$32.24	(20,760)		$34.71
Forfeited	(1,104)		$28.39	(1,628)		$29.54	(2,513)		$33.97

Unvested at December 31	192,425		$27.69	158,406		$28.08	106,562		$30.63
Vested at December 31	116,367		$31.94	63,856		$33.49	28,914		$35.00

The total fair value of restricted share units vested was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Fair value of restricted share units vested	$1.6	$0.8	$0.7

The value of unvested restricted share units at December 31, 2010 was $4.1 million, which we expect to recognize as compensation cost over a weighted average period of 39 months.

Performance Share Units

Performance Share Units with Performance Conditions:

	2010			2009			2008
	Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value
Vested at January 1 Unvested at January 1	79,600 53,400	$ $	24.31 26.69	43,000 —	$ $	30.41 —	— 43,000	$ $	— 30.41
Granted	500		$26.69	90,000		$22.81	—		$—
Vested during year	(53,900)		$26.69	(36,600)		$17.15	(43,000)		$30.41
Forfeited	—		$—	—		$—	—		$—

Unvested at December 31	—		$—	53,400		$26.69	—		$—
Vested at December 31	133,500		$25.27	79,600		$24.31	43,000		$30.41

Performance Share Units with Market Conditions:

	2010			2009
	Shares	Wtd Avg Grant Fair Value		Shares	Wtd Avg Grant Fair Value
Vested at January 1 Unvested at January 1	— 37,000	$ $	— 20.15	— —	$ $	— —
Granted	24,000		$33.19	37,000		$20.15
Vested during year	—		$—	—		$—
Expired/Forfeited	(1,900)		$22.21	—		$—

Unvested at December 31	59,100		$25.38	37,000		$20.15
Vested at December 31	—		$—	—		$—

The total fair value of performance share units vested was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Fair value of performance share units vested	$1.6	$0.9	$1.4

As of December 31, 2010, the future expected expense related to performance share units with performance conditions, estimated based on the probable number of performance share units expected to vest under the current plan, totaled $1.9 million, which we expect to recognize as compensation cost over a weighted average period of 18 months. As of December 31, 2010, the future expected expense related to performance share units with market conditions, totaled $0.8 million, which we expect to recognize over a weighted average period of 20 months.

We determine the fair value of performance share units that contain market conditions included in the chart above using a binomial model employing a Monte Carlo method as of the grant date. The market condition performance measurement is the cumulative three-year average total shareholder return relative to a defined population of 25 peer companies. The model evaluates the awards for changing total shareholder return over the term of vesting, relative to the peer group, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. There were no performance share units with market conditions prior to 2009. The following are the average assumptions used to the value awards granted as of December 31, 2010 and 2009, and their respective determined fair value:

	2010 Awards	2009 Awards
Expected volatility	58.1%	33.4%
Risk-free interest rate	1.4%	1.5%
Expected life (from grant date)	3.0 years	3.0 years
Price of underlying stock at measurement date	$26.69	$17.15
Performance share unit grant date fair value	$33.19	$20.15

We based the expected volatility upon the historical volatility of our daily share closing prices. We based the risk-free interest rate used on U.S. Treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period.

NOTE 8: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2010, 2009 and 2008, we made contributions to the 401(k) plan as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
401(k) plan contributions	$0.4	$0.4	$0.4

We have adopted non-qualified deferred compensation plans for the officers and members of the Board of Trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of WRIT. During 2008, the prior Chief Executive Officer (“prior CEO”) received a lump sum distribution of the present value of his deferred compensation. The deferred compensation liability at December 31, 2010 and 2009 was as follows (in millions):

	December 31,
	2010	2009
Deferred compensation liability	$1.1	$0.9

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with FASB ASC 715-30 (formerly SFAS No. 87, Employers’ Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2010, the accrued benefit liability was $1.6 million.

For the three years ended December 31, 2010, 2009 and 2008, we recognized current service cost as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Prior CEO SERP current service cost	$0.1	$0.1	$0.1

We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with FASB ASC 710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2010, 2009 and 2008, we recognized current service cost as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Officer SERP current service cost	$0.3	$0.3	$0.3

NOTE 9: FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at December 31, 2010 and 2009 that are recorded at fair value on a recurring basis are the assets held in the SERP and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at December 31, 2010 and 2009 are as follows (in millions):

	December 31, 2010				December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.7	$—	$1.7	$—	$1.1	$—	$1.1	$—
Liabilities:
Derivatives	$1.5	$—	$1.5	$—	$1.8	$—	$1.8	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2010 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2010.

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

Mortgage Notes Payable

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. The fair value of the mortgage notes payable is estimated by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics.

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

	2010		2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$100,319	$100,319	$30,373	$30,373
2445 M Street note receivable	$7,090	$8,048	$7,157	$8,995
Mortgage notes payable	$380,171	$399,282	$383,563	$384,449
Lines of credit payable	$100,000	$100,000	$128,000	$128,000
Notes payable	$753,587	$785,637	$688,912	$693,620

NOTE 10: DERIVATIVE INSTRUMENTS

We enter into interest rate swaps from time to time to manage our exposure to variable interest rate risk. We do not purchase derivatives for speculation. In February 2008, we entered into an interest rate swap with a notional amount of $100 million that expired in February 2010. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million. Refer to note 6 of the consolidated financial statements for the effect of these swaps on our financial statements. Both interest rate swaps qualify as cash flow hedges. Our cash flow hedges are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. The change in fair value of cash flow hedges is the only activity in other comprehensive income (loss) during periods presented in our consolidated financial statements. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the years ended December 31, 2010 and 2009.

The fair value and balance sheet locations of the interest rate swaps as of December 31, 2010 and 2009, are as follows (in millions):

	December 31, 2010	December 31, 2009
	Fair Value	Fair Value
Accounts payable and other liabilities	$1.5	$1.8

The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Years Ended December 31,
	2010	2009
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.3	$0.5

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

NOTE 11: EARNINGS PER COMMON SHARE

We determine “Basic earnings per share” using the two-class method as our unvested restricted share awards and units have non-forfeitable rights to dividends, and are therefore considered participating securities. We compute basic earnings per share by dividing net income attributable to the controlling interest less the allocation of undistributed earnings to unvested restricted share awards and units by the weighted-average number of common shares outstanding for the period.

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the years ended December 31, 2010, 2009 and 2008.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$13,131	62,140	$0.21
Less: Net income attributable to noncontrolling interests	(133)	62,140	—
Allocation of undistributed earnings to unvested restricted share awards and units	(144)	62,140	—

Adjusted income from continuing operations attributable to the controlling interests	12,854	62,140	0.21

Income from discontinued operations, including gain on sale of real estate	24,428	62,140	0.39

Adjusted net income attributable to the controlling interests	37,282	62,140	0.60
Effect of dilutive securities:
Employee stock options and performance share units	—	124
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	12,854	62,264	0.21
Income from discontinued operations, including gain on sale of real estate	24,428	62,264	0.39

Adjusted net income attributable to the controlling interests	$37,282	62,264	$0.60

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$23,823	56,894	$0.42
Less: Net income attributable to noncontrolling interests	(203)	56,894	(0.01)
Allocation of undistributed earnings to unvested restricted share awards and units	(111)	56,894	—

Adjusted income from continuing operations attributable to the controlling interests	23,509	56,894	0.41

Income from discontinued operations, including gain on sale of real estate	17,125	56,894	0.30

Adjusted net income attributable to the controlling interests	40,634	56,894	0.71
Effect of dilutive securities:
Employee stock options and performance share units	—	74
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	23,509	56,968	0.41
Income from discontinued operations, including gain on sale of real estate	17,125	56,968	0.30

Adjusted net income attributable to the controlling interests	$40,634	56,968	$0.71

	Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$4,807	49,138	$0.10
Less: Net income attributable to noncontrolling interests	(211)	49,138	(0.01)
Allocation of undistributed earnings to unvested restricted share awards and units	(98)	49,138	—

Adjusted income from continuing operations attributable to the controlling interests	4,498	49,138	0.09

Income from discontinued operations, including gain on sale of real estate	22,486	49,138	0.46

Adjusted net income attributable to the controlling interests	26,984	49,138	0.55
Effect of dilutive securities:
Employee stock options and performance share units	—	79
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	4,498	49,217	0.09
Income from discontinued operations, including gain on sale of real estate	22,486	49,217	0.46

Adjusted net income attributable to the controlling interests	$26,984	49,217	$0.55

NOTE 12: RENTALS UNDER OPERATING LEASES

Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2011	$211.7
2012	186.5
2013	163.9
2014	132.9
2015	104.9
Thereafter	177.5

$977.4

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were as follows (in millions):

	2010	2009	2008
Percentage rents	$0.1	$0.2	$0.4

Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was as follows (in millions):

	2010	2009	2008
Reimbursement income	$31.3	$35.5	$29.6

NOTE 13: COMMITMENTS AND CONTINGENCIES

Development Commitments

At December 31, 2010 and 2009, we had various contracts outstanding with third parties in connection with our ongoing development projects. There are no remaining contractual commitments for development projects at December 31, 2010.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Other

At December 31, 2010, we were contingently liable under unused letters of credit in the amounts of $885,000 and $815,000, related to our assumption of mortgage debt on Dulles Business Park and West Gude, respectively, to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt. We were also contingently liable under unused letters of credit totaling $18,000 related to our development project at Clayborne Apartment, to ensure the complete installation of public improvements in accordance with the projects’ related site plans.

NOTE 14: SEGMENT INFORMATION

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

Real estate rental revenue as a percentage of the total for each of the five reportable operating segments is as follows:

	Year Ended December 31,
	2010	2009	2008
Office	44%	44%	42%
Medical office	15%	15%	16%
Retail	14%	14%	15%
Multifamily	16%	16%	14%
Industrial/Flex	11%	11%	13%

The percentage of total income producing real estate assets, at cost, for each of the five reportable operating segments is as follows:

	December 31,
	2010	2009
Office	44%	44%
Medical office	16%	17%
Retail	15%	12%
Multifamily	13%	14%
Industrial/Flex	12%	13%

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

The following table presents revenues and net operating income for the years ended December 31, 2010, 2009 and 2008 from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	2010
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$131,157	$45,028	$41,003	$48,599	$32,190	$—	$297,977
Real estate expenses	45,320	14,715	10,310	19,243	9,334	—	98,922

Net operating income	$85,837	$30,313	$30,693	$29,356	$22,856	$—	$199,055

Depreciation and amortization							(93,992)
Interest expense							(68,389)
General and administrative							(14,406)
Other income (expense)							32
Loss on extinguishment of debt, net							(9,176)
Gain from non-disposal activities							7
Income from discontinued operations							2,829
Gain on sale of real estate							21,599

Net income							37,559
Less: Net income attributable to noncontrolling interests							(133)

Net income attributable to the controlling interests							$37,426

Capital expenditures	$13,983	$4,986	$1,982	$2,387	$1,707	$392	$25,437

Total assets	$938,638	$353,508	$313,003	$228,769	$225,206	$108,757	$2,167,881

	2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$130,671	$44,911	$41,821	$46,470	$34,288	$—	$298,161
Real estate expenses	46,528	15,218	10,680	19,494	9,384	—	101,304

Net operating income	$84,143	$29,693	$31,141	$26,976	$24,904	$—	$196,857

Depreciation and amortization							(91,668)
Interest expense							(74,074)
General and administrative							(13,118)
Other income (expense)							417
Gain on extinguishment of debt, net							5,336
Gain from non-disposal activities							73
Income from discontinued operations							3,777
Gain on sale of real estate							13,348

Net income							40,948
Less: Net income attributable to noncontrolling interests							(203)

Net income attributable to the controlling interests							$40,745

Capital expenditures	$14,200	$6,613	$1,270	$2,287	$2,967	$351	$27,688

Total assets	$926,433	$360,220	$225,548	$240,442	$251,986	$40,596	$2,045,225

	2008
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$111,431	$43,594	$40,987	$37,858	$34,839	$—	$268,709
Real estate expenses	40,026	14,177	9,647	17,436	8,936	—	90,222

Net operating income	$71,405	$29,417	$31,340	$20,422	$25,903	$—	$178,487

Depreciation and amortization							(82,982)
Interest expense							(74,095)
General and administrative							(12,110)
Other income (expense)							1,073
Loss on extinguishment of debt, net							(5,583)
Gain from non-disposal activities							17
Income from discontinued operations							7,211
Gain on sale of real estate							15,275

Net income							27,293
Less: Net income attributable to noncontrolling interests							(211)

Net income attributable to the controlling interests							$27,082

Capital expenditures	$15,594	$6,685	$3,075	$7,129	$4,789	$642	$37,914

Total assets	$952,112	$346,725	$230,917	$264,457	$268,689	$46,507	$2,109,407

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our financial data by quarter for 2010 and 2009 (in thousands, except for per share data):

	Quarter(1) (2)
	First	Second	Third	Fourth

2010:
Real estate rental revenue	$74,615	$73,481	$74,738	$75,143
Income (loss) from continuing operations	$4,429	$6,238	$6,203	$(3,739)
Net income	$5,265	$15,021	$6,658	$10,615
Net income attributable to the controlling interests	$5,216	$14,994	$6,625	$10,591
Income (loss) from continuing operations per share
Basic	$0.07	$0.10	$0.10	$(0.06)
Diluted	$0.07	$0.10	$0.10	$(0.06)
Net income per share
Basic	$0.09	$0.24	$0.11	$0.16
Diluted	$0.09	$0.24	$0.10	$0.16

2009:
Real estate rental revenue	$74,948	$73,975	$73,464	$75,774
Income from continuing operations	$9,614	$5,436	$3,698	$5,075
Net income	$10,900	$13,142	$9,603	$7,303
Net income attributable to the controlling interests	$10,851	$13,090	$9,550	$7,254
Income from continuing operations per share
Basic	$0.18	$0.10	$0.06	$0.08
Diluted	$0.18	$0.10	$0.06	$0.08
Net income per share
Basic	$0.20	$0.23	$0.16	$0.12
Diluted	$0.20	$0.23	$0.16	$0.12

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.
(2)

The prior quarter results have been restated to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

NOTE 16: SHAREHOLDERS’ EQUITY

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

During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of the our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. We executed issuances under this program as follows (in millions, except for weighted average issue price):

	2010	2009
Common shares issued	5.6	2.0
Weighted average issue price	$30.34	$27.37
Net proceeds	$168.9	$53.8

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. We executed issuances under this program as follows (in millions, except for weighted average issue price):

	2010	2009
Common shares issued	0.2	0.1
Weighted average issue price	$30.36	$28.34
Net proceeds	$5.3	$2.5

NOTE 17: SUBSEQUENT EVENTS

Subsequent to the end of 2010, we closed on the purchase of 1140 Connecticut Avenue, a 184,000 square foot office building in Washington, DC for $80.3 million. Additionally, we entered into a contract to purchase 1227 25th Street, a 130,000 square foot office building in Washington, DC for $47.0 million. We anticipate closing on this purchase during the first half of 2011.

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2010			Accumulated Depreciation at December 31, 2010
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	DC	$420,000	$2,678,000	$7,663,000	$420,000	$10,341,000	$10,761,000	$7,801,000	1951	Jan 1963	179,000	308	30 Years
Roosevelt Towers	VA	$336,000	$1,996,000	$8,758,000	$336,000	$10,754,000	$11,090,000	$6,334,000	1964	May 1965	170,000	191	40 Years
Country Club Towers	VA	$299,000	$2,562,000	$13,062,000	$299,000	$15,624,000	$15,923,000	$8,042,000	1965	Jul 1969	163,000	227	35 Years
Park Adams	VA	$287,000	$1,654,000	$8,130,000	$287,000	$9,784,000	$10,071,000	$6,496,000	1959	Jan 1969	173,000	200	35 Years
Munson Hill Towers	VA	$322,000	$3,337,000	$14,072,000	$322,000	$17,409,000	$17,731,000	$11,116,000	1963	Jan 1970	259,000	279	33 Years
The Ashby at McLean	VA	$4,356,000	$17,102,000	$13,086,000	$4,356,000	$30,188,000	$34,544,000	$15,291,000	1982	Aug 1996	252,000	256	30 Years
Walker House Apartments (a)	MD	$2,851,000	$7,946,000	$6,274,000	$2,851,000	$14,220,000	$17,071,000	$7,281,000	1971/03	Mar 1996	159,000	212	30 Years
Bethesda Hill Apartments (a)	MD	$3,900,000	$13,412,000	$11,500,000	$3,900,000	$24,912,000	$28,812,000	$11,172,000	1986	Nov 1997	226,000	195	30 Years
Bennett Park	VA	$2,861,000	$917,000	$78,647,000	$4,774,000	$77,651,000	$82,425,000	$12,823,000	2007	Feb 2001	268,000	224	28 Years
The Clayborne	VA	$269,000	$—	$30,313,000	$699,000	$29,883,000	$30,582,000	$5,562,000	2008	Jun 2003	87,000	74	26 Years
The Kenmore (a)	DC	$28,222,000	$33,955,000	$591,000	$28,222,000	$34,546,000	$62,768,000	$3,060,000	1948	Sep 2008	270,000	374	30 Years

		$44,123,000	$85,559,000	$192,096,000	$46,466,000	$275,312,000	$321,778,000	$94,978,000			2,206,000	2,540

Office Buildings
1901 Pennsylvania Avenue	DC	$892,000	$3,481,000	$13,520,000	$892,000	$17,001,000	$17,893,000	$12,381,000	1960	May 1977	97,000		28 Years
51 Monroe Street	MD	$840,000	$10,869,000	$21,329,000	$840,000	$32,198,000	$33,038,000	$21,815,000	1975	Aug 1979	210,000		41 Years
515 King Street	VA	$4,102,000	$3,931,000	$4,965,000	$4,102,000	$8,896,000	$12,998,000	$3,946,000	1966	Jul 1992	76,000		50 Years
6110 Executive Boulevard	MD	$4,621,000	$11,926,000	$10,232,000	$4,621,000	$22,158,000	$26,779,000	$13,238,000	1971	Jan 1995	198,000		30 Years
1220 19th Street	DC	$7,803,000	$11,366,000	$4,861,000	$7,802,000	$16,228,000	$24,030,000	$8,401,000	1976	Nov 1995	102,000		30 Years
1600 Wilson Boulevard	VA	$6,661,000	$16,742,000	$12,105,000	$6,661,000	$28,847,000	$35,508,000	$12,220,000	1973	Oct 1997	166,000		30 Years
7900 Westpark Drive	VA	$12,049,000	$71,825,000	$32,765,000	$12,049,000	$104,590,000	$116,639,000	$46,818,000	1972/'86/'99	Nov 1997	523,000		30 Years
600 Jefferson Plaza	MD	$2,296,000	$12,188,000	$4,851,000	$2,296,000	$17,039,000	$19,335,000	$6,822,000	1985	May 1999	112,000		30 Years
1700 Research Boulevard	MD	$1,847,000	$11,105,000	$3,232,000	$1,847,000	$14,337,000	$16,184,000	$6,554,000	1982	May 1999	101,000		30 Years
Wayne Plaza	MD	$1,564,000	$6,243,000	$7,726,000	$1,564,000	$13,969,000	$15,533,000	$5,112,000	1970	May 2000	91,000		30 Years
Courthouse Square	VA	0	$17,096,000	$3,895,000	0	$20,991,000	$20,991,000	$8,102,000	1979	Oct 2000	113,000		30 Years
One Central Plaza	MD	$5,480,000	$39,107,000	$14,270,000	$5,480,000	$53,377,000	$58,857,000	$18,658,000	1974	Apr 2001	267,000		30 Years
Atrium Building	MD	$3,182,000	$11,281,000	$2,417,000	$3,182,000	$13,698,000	$16,880,000	$5,111,000	1980	July 2002	80,000		30 Years
1776 G Street	DC	$31,500,000	$54,327,000	$3,043,000	$31,500,000	$57,370,000	$88,870,000	$16,707,000	1979	Aug 2003	263,000		30 Years
Albermarle Point	VA	$1,326,000	$18,211,000	$1,550,000	$1,326,000	$19,761,000	$21,087,000	$4,155,000	2001/03/'05	July 2005	89,000		30 Years
Dulles Station I	VA	$9,467,000	$1,225,000	$43,452,000	$9,467,000	$44,677,000	$54,144,000	$5,230,000	2007	Dec 2005	180,000		30 Years
Dulles Station II (f)	VA	$15,001,000	$494,000	$4,254,000	$15,001,000	$4,748,000	$19,749,000	0	n/a	Dec 2005	0		n/a
West Gude (a)	MD	$11,580,000	$43,240,000	$5,100,000	$11,580,000	$48,340,000	$59,920,000	$9,112,000	1984/86/88	Aug 2006	276,000		30 Years
The Crescent	MD	$2,060,000	$9,451,000	$1,319,000	$2,061,000	$10,769,000	$12,830,000	$1,808,000	1989	Aug 2006	49,000		30 Years
6565 Arlington Boulevard	VA	$5,584,000	$23,195,000	$2,948,000	$5,584,000	$26,143,000	$31,727,000	$4,927,000	1967	Aug 2006	140,000		30 Years
Monument II	VA	$10,244,000	$65,205,000	$2,796,000	$10,244,000	$68,001,000	$78,245,000	$10,304,000	2000	Mar 2007	205,000		30 Years
Woodholme Center	MD	$2,194,000	$16,711,000	$1,498,000	$2,194,000	$18,209,000	$20,403,000	$2,514,000	1989	Jun 2007	73,000		30 Years
2000 M Street	DC	$—	$61,101,000	$3,936,000	$—	$65,037,000	$65,037,000	$8,100,000	1971	Dec 2007	227,000		30 Years
2445 M Street (a)	DC	$46,887,000	$106,743,000	$508,000	$46,887,000	$107,251,000	$154,138,000	$8,725,000	1986	Dec 2008	290,000		30 Years
Quantico Building E	VA	$4,518,000	$24,801,000	$27,000	$4,518,000	$24,828,000	$29,346,000	$788,000	2007	Jun 2010	135,000		30 Years
Quantico Building G	VA	$4,897,000	$25,376,000	$26,000	$4,897,000	$25,402,000	$30,299,000	$837,000	2009	Jun 2010	136,000		30 Years

		$196,595,000	$677,240,000	$206,625,000	$196,595,000	$883,865,000	$1,080,460,000	$242,385,000			4,199,000

Schedule III (continued)

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2010			Accumulated Depreciation at December 31, 2010
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Medical Office
Woodburn Medical Park I	VA	$2,563,000	$12,460,000	$3,853,000	$2,563,000	$16,313,000	$18,876,000	$6,580,000	1984	Nov 1998	71,000		30 Years
Woodburn Medical Park II	VA	$2,632,000	$17,574,000	$3,849,000	$2,632,000	$21,423,000	$24,055,000	$8,309,000	1988	Nov 1998	96,000		30 Years
8501 Arlington Boulevard (a)	VA	$2,071,000	$26,317,000	$480,000	$2,071,000	$26,797,000	$28,868,000	$7,049,000	2000	Oct 2003	92,000		30 Years
8503 Arlington Boulevard (a)	VA	$1,598,000	$25,850,000	$339,000	$1,598,000	$26,189,000	$27,787,000	$6,794,000	2001	Oct 2003	88,000		30 Years
8505 Arlington Boulevard (a)	VA	$2,819,000	$19,680,000	$601,000	$2,819,000	$20,281,000	$23,100,000	$5,274,000	2002	Oct 2003	75,000		30 Years
Shady Grove Medical II (a)	MD	$1,995,000	$16,601,000	$235,000	$1,995,000	$16,836,000	$18,831,000	$3,826,000	1999	Aug 2004	66,000		30 Years
8301 Arlington Boulevard	VA	$1,251,000	$6,589,000	$1,239,000	$1,251,000	$7,828,000	$9,079,000	$1,921,000	1965	Oct 2004	49,000		30 Years
Alexandria Professional Center	VA	$6,783,000	$19,676,000	$3,693,000	$6,783,000	$23,369,000	$30,152,000	$3,857,000	1968	Apr 2006	113,000		30 Years
9707 Medical Center Drive (a)	MD	$3,069,000	$11,777,000	$617,000	$3,069,000	$12,394,000	$15,463,000	$2,327,000	1994	Apr 2006	38,000		30 Years
15001 Shady Grove Road	MD	$4,094,000	$16,410,000	$1,625,000	$4,094,000	$18,035,000	$22,129,000	$3,199,000	1999	Apr 2006	51,000		30 Years
15005 Shady Grove Road (a)	MD	$4,186,000	$17,548,000	$137,000	$4,186,000	$17,685,000	$21,871,000	$2,912,000	2002	Jul 2006	52,000		30 Years
Plumtree Medical Center (a)	MD	$1,723,000	$5,749,000	$784,000	$1,723,000	$6,533,000	$8,256,000	$1,161,000	1991	Jun 2006	33,000		30 Years
2440 M Street	DC	$12,500,000	$37,321,000	$4,135,000	$12,500,000	$41,456,000	$53,956,000	$6,399,000	1986/06	Mar 2007	110,000		30 Years
Woodholme Medical Center (a)	MD	$3,744,000	$24,587,000	$1,088,000	$3,744,000	$25,675,000	$29,419,000	$3,824,000	1996	Jun 2007	125,000		30 Years
Ashburn Farm Professional Cntr (a)	VA	$3,770,000	$19,200,000	$695,000	$3,770,000	$19,895,000	$23,665,000	$2,777,000	1998/00/02	Jun 2007	75,000		30 Years
CentreMed I & II	VA	$2,062,000	$12,506,000	$465,000	$2,062,000	$12,971,000	$15,033,000	$1,695,000	1998	Aug 2007	52,000		30 Years
4661 Kenmore Avenue (f)	VA	$3,764,000	$—	$1,700,000	$5,464,000	$—	$5,464,000	$—	n/a	Aug 2007	0		n/a
Sterling Medical Office Bldg	VA	$970,000	$5,274,000	$645,000	$970,000	$5,919,000	$6,889,000	$794,000	1986	May 2008	36,000		30 Years
Lansdowne MOB	VA	$1,308,000	$18,778,000	$1,043,000	$1,308,000	$19,821,000	$21,129,000	$950,000	2009	Aug 2009	87,000		30 Years

		$62,902,000	$313,897,000	$27,223,000	$64,602,000	$339,420,000	$404,022,000	$69,648,000			1,309,000

Retail Centers
Takoma Park	MD	$415,000	$1,084,000	$96,000	$415,000	$1,180,000	$1,595,000	$1,118,000	1962	Jul 1963	51,000		50 Years
Westminster	MD	$519,000	$1,775,000	$9,550,000	$519,000	$11,325,000	$11,844,000	$5,425,000	1969	Sep 1972	151,000		37 Years
Concord Centre	VA	$413,000	$850,000	$3,331,000	$413,000	$4,181,000	$4,594,000	$2,748,000	1960	Dec 1973	76,000		33 Years
Wheaton Park	MD	$796,000	$857,000	$4,084,000	$796,000	$4,941,000	$5,737,000	$2,887,000	1967	Sep 1977	72,000		50 Years
Bradlee	VA	$4,152,000	$5,383,000	$7,940,000	$4,152,000	$13,323,000	$17,475,000	$8,385,000	1955	Dec 1984	168,000		40 Years
Chevy Chase Metro Plaza	DC	$1,549,000	$4,304,000	$4,460,000	$1,549,000	$8,764,000	$10,313,000	$5,030,000	1975	Sep 1985	49,000		50 Years
Montgomery Village Center	MD	$11,625,000	$9,105,000	$2,837,000	$11,625,000	$11,942,000	$23,567,000	$4,499,000	1969	Dec 1992	198,000		50 Years
Shoppes of Foxchase	VA	$5,838,000	$2,979,000	$12,954,000	$5,838,000	$15,933,000	$21,771,000	$3,656,000	1960	Jun 1994	134,000		50 Years
Frederick County Square	MD	$6,561,000	$6,830,000	$2,561,000	$6,561,000	$9,391,000	$15,952,000	$5,186,000	1973	Aug 1995	227,000		30 Years
800 S. Washington Street	VA	$2,904,000	$5,489,000	$5,940,000	$2,904,000	$11,429,000	$14,333,000	$2,795,000	1951/'55/'59/'90	Jun 1998	44,000		30 Years
Centre at Hagerstown .	MD	$13,029,000	$25,415,000	$1,189,000	$13,029,000	$26,604,000	$39,633,000	$7,837,000	2000	Jun 2002	332,000		30 Years
Frederick Crossing (a)	MD	$12,759,000	$35,477,000	$1,154,000	$12,759,000	$36,631,000	$49,390,000	$7,620,000	1999-2003	Mar 2005	295,000		30 Years
Randolph Shopping Center	MD	$4,928,000	$13,025,000	$595,000	$4,928,000	$13,620,000	$18,548,000	$2,373,000	1972	May 2006	82,000		30 Years
Montrose Shopping Center	MD	$11,612,000	$22,410,000	$2,102,000	$11,612,000	$24,512,000	$36,124,000	$4,152,000	1970	May 2006	143,000		30 Years
Gateway Overlook	MD	$28,816,000	$52,249,000	0	$28,816,000	$52,249,000	$81,065,000	$136,000	2007	Dec 2010	223,000		30 Years

		$105,916,000	$187,232,000	$58,793,000	$105,916,000	$246,025,000	$351,941,000	$63,847,000			2,245,000

Schedule III (continued)

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2010			Accumulated Depreciation at December 31, 2010
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Industrial Properties
Fullerton Business Center	VA	$950,000	$3,317,000	$1,807,000	$950,000	$5,124,000	$6,074,000	$2,489,000	1980	Sep 1985	104,000		50 Years
The Alban Business Center	VA	$878,000	$3,298,000	$805,000	$878,000	$4,103,000	$4,981,000	$2,104,000	1981/'82	Oct 1996	87,000		30 Years
Pickett Industrial Park	VA	$3,300,000	$4,920,000	$1,937,000	$3,300,000	$6,857,000	$10,157,000	$3,203,000	1973	Oct 1997	246,000		30 Years
Northern Virginia Ind. Park	VA	$4,971,000	$25,670,000	$11,403,000	$4,971,000	$37,073,000	$42,044,000	$17,947,000	1968/91	May 1998	787,000		30 Years
8900 Telegraph Road	VA	$372,000	$1,489,000	$351,000	$372,000	$1,840,000	$2,212,000	$779,000	1985	Sep 1998	32,000		30 Years
Dulles South IV	VA	$913,000	$5,997,000	$1,460,000	$913,000	$7,457,000	$8,370,000	$2,724,000	1988	Jan 1999	83,000		30 Years
Sully Square	VA	$1,052,000	$6,506,000	$1,413,000	$1,052,000	$7,919,000	$8,971,000	$3,006,000	1986	Apr 1999	95,000		30 Years
Fullerton Industrial Center	VA	$2,465,000	$8,397,000	$682,000	$2,464,000	$9,080,000	$11,544,000	$2,579,000	1980/82	Jan 2003	137,000		30 Years
8880 Gorman Road	MD	$1,771,000	$9,230,000	$322,000	$1,771,000	$9,552,000	$11,323,000	$2,273,000	2000	Mar 2004	141,000		30 Years
Dulles Business Park (a)	VA	$6,085,000	$50,504,000	$2,414,000	$6,084,000	$52,919,000	$59,003,000	$13,116,000	1999/04/05	Dec 04/Apr 05	324,000		30 Years
Albemarle Point Place	VA	$6,159,000	$40,154,000	$393,000	$6,159,000	$40,547,000	$46,706,000	$8,237,000	2001/03/05	Jul 2005	207,000		30 Years
Hampton	MD	$7,048,000	$16,223,000	$724,000	$7,048,000	$16,947,000	$23,995,000	$3,483,000	1989/05	Feb 2006	302,000		30 Years
9950 Business Parkway	MD	$2,035,000	$9,236,000	$278,000	$2,035,000	$9,514,000	$11,549,000	$1,847,000	2005	May 2006	102,000		30 Years
270 Technology Park	MD	$4,704,000	$21,115,000	$601,000	$4,704,000	$21,716,000	$26,420,000	$3,391,000	1986/87	Feb 2007	157,000		30 Years
6100 Columbia Park Drive	MD	$4,724,000	$5,519,000	$1,334,000	$4,724,000	$6,853,000	$11,577,000	$750,000	1969	Feb 2008	150,000		30 Years

		$47,427,000	$211,575,000	$25,924,000	$47,425,000	$237,501,000	$284,926,000	$67,928,000			2,954,000

Total		$456,963,000	$1,475,503,000	$510,661,000	$461,004,000	$1,982,123,000	$2,443,127,000	$538,786,000			12,913,000	2,540

a)	At December 31, 2010, our properties were encumbered by non-recourse mortgage amounts as follows: $31,486,000 on West Gude Drive, $94,339,000 on 2445 M Street, $43,987,000 on Prosperity Medical Center, $9,375,000 on Shady Grove Medical Village, $4,955,000 on 9707 Medical Center Drive, $8,149,000 on 15005 Shady Grove Road, $4,512,000 on Plum Tree Medical Center, $20,285,000 on Woodholme Medical Center, $4,841,000 on Ashburn Farm, $22,268,000 on Frederick Crossing, $35,399,000 on 3801 Connecticut Avenue, $16,531,000 on Walker House, $29,099,000 on Bethesda Hill, $18,311,000 on Dulles Business Park and $36,634,000 on The Kenmore.
b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.
c)	At December 31, 2010, total land, buildings and improvements are carried at $2,588,915,000 for federal income tax purposes.
d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.
e)	Residential properties are presented in gross square feet.
f)	As of December 31, 2010, WRIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station Phase II). WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future medical office development. Additionally, WRIT had investments in various smaller development or redevelopment projects. The total land value not yet placed in service of our development projects at December 31, 2010 was $20.5 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008:

(In Thousands)	2010	2009	2008
Real estate assets
Balance, beginning of period	$2,341,461	$2,326,646	$2,093,268
Additions - property acquisitions*	140,584	20,086	219,380
- improvements*	28,196	30,399	45,105
Deductions - write-off of disposed assets	(866)	(2,451)	(1,004)
Deductions - property sales	(66,248)	(33,219)	(30,103)

Balance, end of period	$2,443,127	$2,341,461	$2,326,646

Accumulated depreciation
Balance, beginning of period	$475,245	$406,241	$338,468
Additions - depreciation	83,302	82,022	75,254
Deductions - write-off of disposed assets	(866)	(2,451)	(1,004)
Deductions - property sales	(18,895)	(10,567)	(6,477)

Balance, end of period	$538,786	$475,245	$406,241

*	Includes non-cash accruals for capital items and assumed mortgages.