Form 10-Q
period 2011-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2011-05-06
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

(301) 984-9400

Registrant’s telephone number, including area code:

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

As of April 28, 2011, 65,943,591 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2010 included in WRIT’s 2010 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31, 2011	December 31, 2010(1)
Assets
Land	$475,458	$432,149
Income producing property	2,013,854	1,938,629

	2,489,312	2,370,778
Accumulated depreciation and amortization	(555,578)	(534,570)

Net income producing property	1,933,734	1,836,208
Development in progress	26,263	26,240

Total real estate held for investment, net	1,959,997	1,862,448
Investment in real estate sold or held for sale, net	40,868	41,892
Cash and cash equivalents	12,480	78,767
Restricted cash	24,316	21,552
Rents and other receivables, net of allowance for doubtful accounts of $9,082 and $8,394, respectively	53,278	49,227
Prepaid expenses and other assets	108,042	96,466
Other assets related to properties sold or held for sale	17,231	17,529

Total assets	$2,216,212	$2,167,881

Liabilities
Notes payable	$753,692	$753,587
Mortgage notes payable	379,333	380,171
Lines of credit	160,000	100,000
Accounts payable and other liabilities	60,129	51,036
Advance rents	12,722	12,589
Tenant security deposits	10,040	9,418
Other liabilities related to properties sold or held for sale	480	222

Total liabilities	1,376,396	1,307,023

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized:
65,941 and 65,870 shares issued and outstanding, respectively	660	659
Additional paid in capital	1,130,297	1,127,825
Distributions in excess of net income	(293,860)	(269,935)
Accumulated other comprehensive income (loss)	(1,057)	(1,469)

Total shareholders’ equity	836,040	857,080
Noncontrolling interests in subsidiaries	3,776	3,778

Total equity	839,816	860,858

Total liabilities and shareholders’ equity	$2,216,212	$2,167,881

(1)	As adjusted (see note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenue
Real estate rental revenue	$78,155	$73,551
Expenses
Real estate expenses	26,088	26,169
Depreciation and amortization	24,750	22,587
General and administrative	3,702	3,783

	54,540	52,539

Real estate operating income	23,615	21,012

Other income (expense)
Interest expense	(17,126)	(16,838)
Acquisition costs	(1,649)	(55)
Other income	306	289
Gain (loss) on extinguishment of debt, net	—	(42)

	(18,469)	(16,646)

Income from continuing operations	5,146	4,366
Discontinued operations:
Income (loss) from operations of properties sold or held for sale	(458)	899

Net income	4,688	5,265
Less: Net income attributable to noncontrolling interests in subsidiaries	(23)	(49)

Net income attributable to the controlling interests	$4,665	$5,216

Basic net income attributable to the controlling interests per share
Continuing operations	$0.08	$0.07
Discontinued operations	(0.01)	0.02

Net income attributable to the controlling interests per share	$0.07	$0.09

Diluted net income attributable to the controlling interests per share
Continuing operations	$0.08	$0.07
Discontinued operations	(0.01)	0.02

Net income attributable to the controlling interests per share	$0.07	$0.09

Weighted average shares outstanding – basic	65,885	59,898

Weighted average shares outstanding – diluted	65,907	60,001

Dividends declared and paid per share	$0.4338	$0.4325

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	4,665	—	4,665	—	4,665
Net income attributable to noncontrolling interests	—	—	—	—	—	—	23	23
Change in fair value of interest rate hedge	—	—	—	—	412	412	—	412

Total comprehensive income	—	—	—	—	—	5,077	23	5,100
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Dividends	—	—	—	(28,590)	—	(28,590)	—	(28,590)
Equity offerings, net of issuance costs	—	—	—	—	—	—	—	—
Shares issued under Dividend Reinvestment Program	43	1	1,366	—	—	1,367	—	1,367
Share options exercised	7	—	180	—	—	180	—	180
Share grants, net of share grant amortization and forfeitures	21	—	926	—	—	926	—	926

Balance, March 31, 2011	65,941	$660	$1,130,297	$(293,860)	$(1,057)	$836,040	$3,776	$839,816

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$4,688	$5,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	25,249	23,608
Provision for losses on accounts receivable	1,341	1,569
Real estate impairment	599	—
Amortization of share grants, net	1,050	1,413
Amortization of debt premiums, discounts and related financing costs	785	1,497
Loss on extinguishment of debt, net	—	42
Changes in operating other assets	(10,392)	(4,316)
Changes in operating other liabilities	9,241	(52)

Net cash provided by operating activities	32,561	29,026

Cash flows from investing activities
Real estate acquisitions, net	(126,947)	—
Capital improvements to real estate	(3,690)	(3,466)
Development in progress	(33)	(485)
Non-real estate capital improvements	(105)	(61)

Net cash used in investing activities	(130,775)	(4,012)

Cash flows from financing activities
Line of credit borrowings	78,000	—
Line of credit repayments	(18,000)	(18,000)
Dividends paid	(28,590)	(25,898)
Distributions to noncontrolling interests	(25)	(47)
Proceeds from dividend reinvestment program	1,367	1,280
Principal payments – mortgage notes payable	(1,005)	(1,108)
Net proceeds from equity offerings	—	15,755
Notes payable repayments, including penalties for early extinguishment	—	(1,224)
Net proceeds from exercise of share options	180	3,783

Net cash provided by (used in) financing activities	31,927	(25,459)

Net decrease in cash and cash equivalents	(66,287)	(445)
Cash and cash equivalents at beginning of year	78,767	11,203

Cash and cash equivalents at end of period	$12,480	$10,758

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,062	$15,017

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Our TRS has net operating loss carryforwards available of approximately $4.7 million. These carryforwards begin to expire in 2028. We have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarters ended March 31, 2011 and 2010.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncement

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value (“ASU 2010-06”), which requires new disclosures about fair value measurements. Specifically, a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, the reconciliation for Level 3 fair value measurements should present separately information about purchasers, sales, issuances and settlements. To date, we have not had any transfers in and out of Level 1 and Level 2 fair value measurements, nor do we have any Level 3 fair value measurements. Therefore, ASU 2010-06 did not have any impact on the fair value disclosures included in our consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Within these notes to the financial statements, we refer to the three months ended March 31, 2011 and March 31, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively.

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

NOTE 3: REAL ESTATE ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

WRIT acquired the following Washington, DC office properties during the 2011 Quarter:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 11, 2011	1140 Connecticut Avenue	Office	184,000	$80,250
March 30, 2011	1227 25th Street	Office	130,000	$47,000

		Total	314,000	$127,250

The results of operations from these acquired properties are included in the income statement as of their acquisition dates. The total contract purchase price of $127.3 million does not reflect credits received at settlement totaling $0.3 million.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by GAAP. Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

During the 2011 Quarter we committed to, and actively embarked upon, a plan to sell Dulles Station, Phase I, a 180,000 square foot office building in Herndon, Virginia. Subsequent to the end of the 2011 Quarter, we sold this property for a contract sales price of $58.8 million. During the 2011 Quarter, we recorded a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on the contract sales price. We have classified this property as held for sale at March 31, 2011 and December 31, 2010.

We sold the following properties during 2010:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (In thousands)
June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23,400
December 21, 2010	The Ridges	Office	104,000	27,500
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23,000

		Total 2010	638,000	$73,900

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
Revenues	$1,132	$3,788
Property expenses	(492)	(1,642)
Real estate impairment	(599)	—
Depreciation and amortization	(499)	(1,021)
Interest expense	—	(226)

	$(458)	$899

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended March 31,
Property	Segment	2011	2010
Parklawn Plaza	Office	$—	$72
Lexington Building	Office	—	19
Saratoga Building	Office	—	103
Charleston Business Center	Industrial	—	194
The Ridges	Office	—	107
Ammendale I&II	Industrial	—	251
Amvax	Industrial	—	90
Dulles Station, Phase I	Office	(458)	63

		$(458)	$899

NOTE 4: MORTGAGE NOTES PAYABLE

	March 31, 2011	December 31, 2010
On October 9, 2003, we assumed a $36.1 million mortgage note payable and a $13.7 million mortgage note payable as partial consideration for our acquisition of Prosperity Medical Center. The mortgages bear interest at 5.36% per annum and 5.34% per annum respectively. Principal and interest are payable monthly until May 1, 2013, at which time all unpaid principal and interest are payable in full.	43,814	43,987
On August 12, 2004, we assumed a $10.1 million mortgage note payable with an estimated fair value* of $11.2 million, as partial consideration for our acquisition of Shady Grove Medical Village II. The mortgage bears interest at 6.98% per annum. Principal and interest are payable monthly until December 1, 2011, at which time all unpaid principal and interest are payable in full.	9,293	9,375
On December 22, 2004, we assumed a $15.6 million mortgage note payable with an estimated fair value* of $17.8 million, and a $3.9 million mortgage note payable with an estimated fair value* of $4.2 million as partial consideration for our acquisition of Dulles Business Park. The mortgages bear interest at 7.09% per annum and 5.94% per annum, respectively. Principal and interest are payable monthly until August 10, 2012, at which time all unpaid principal and interest are payable in full.	18,144	18,311
On March 23, 2005, we assumed a $24.3 million mortgage note payable with an estimated fair value* of $25.0 million as partial consideration for our acquisition of Frederick Crossing. The mortgage bears interest at 5.95% per annum. Principal and interest are payable monthly until November 1, 2012, at which time all unpaid principal and interest are payable in full.	22,116	22,268

	March 31, 2011	December 31, 2010
On April 13, 2006, we assumed a $5.7 million mortgage note payable as partial consideration for the acquisition of 9707 Medical Center Drive. The mortgage bears interest at 5.32% per annum through June 30, 2012, at which time the rate will be reset based on the Moody’s Long-term Corporate Bond Yield Average, but never lower than 5.0% per annum. The interest rate will be reset annually thereafter for the duration of the note. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full. During the first 90 days of 2013, the lender has the option to elect to accelerate the maturity date of the note to July 1, 2013. For the remainder of 2013, we have the right to prepay the note without any prepayment penalties.	4,912	4,955
On June 22, 2006, we assumed a $4.9 million mortgage note payable as partial consideration for the acquisition of Plumtree Medical Center. The mortgage bears interest at 5.68% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	4,488	4,512
On July 12, 2006, we assumed an $8.8 million mortgage note payable as partial consideration for the acquisition of 15005 Shady Grove Road. The mortgage bears interest at 5.73% per annum. Principal and interest are payable monthly until March 11, 2013, at which time all unpaid principal and interest are payable in full.	8,105	8,149
On August 25, 2006, we assumed a $34.2 million mortgage note payable as partial consideration for the acquisition of 20-50 West Gude Drive. The mortgage bears interest at 5.86% per annum. Principal and interest are payable monthly until February 11, 2013, at which time all unpaid principal and interest are payable in full.	31,303	31,486
On June 1, 2007, we assumed a $21.2 million mortgage note payable as partial consideration for the acquisition of Woodholme Medical Office Building. The mortgage bears interest at 5.29% per annum. Principal and interest are payable monthly until November 1, 2015, at which time all unpaid principal and interest are payable in full.	20,200	20,285
On June 1, 2007, we assumed a $3.1 million mortgage note payable and a $3.0 million mortgage note payable as partial consideration for our acquisition of the Ashburn Farm Office Park. The mortgages bear interest at 5.56% per annum and 5.69% per annum, respectively. Principal and interest are payable monthly until May 31, 2025 and July 31, 2023, respectively, at which time all unpaid principal and interest are payable in full.	4,781	4,841
On May 29, 2008, we executed three mortgage notes payable totaling $81.0 million secured by 3801 Connecticut Avenue, Walker House and Bethesda Hill. The mortgages bear interest at 5.71% per annum and interest only is payable monthly until June 1, 2017, at which time all unpaid principal and interest are payable in full.	81,029	81,029
On December 2, 2008, we assumed a $101.9 million mortgage note payable with an estimated fair value* of $91.7 million as partial consideration for the acquisition of 2445 M Street. The mortgage bears interest at 5.62% per annum. Interest is payable monthly until January 6, 2017, at which time all unpaid principal and interest are payable in full.	94,652	94,339
On February 16, 2009, we executed a $37.5 million mortgage note payable secured by Kenmore Apartments. The mortgage bears interest at 5.37% per annum. Principal and interest are payable monthly until March 1, 2019, at which time all unpaid principal and interest are payable in full.	36,496	36,634

	$379,333	$380,171

*	The fair value of the mortgage notes payable was estimated upon acquisition by WRIT based upon market information and data, such as dealer or banker quotes for instruments with similar terms and maturities. There is no notation when the fair value at the inception of the mortgage is the same as the carrying value.

Total carrying amount of the above mortgaged properties was $624.4 million and $623.6 million at March 31, 2011 and December 31, 2010, respectively. Scheduled principal payments during the remaining nine months in 2011 and the years subsequent to December 31, 2011 are as follows (in thousands):

Principal Payments
2011	$12,344
2012	42,489
2013	85,504
2014	1,516
2015	20,040
Thereafter	223,978

385,871
Net discounts/premiums	(6,538)

Total	$379,333

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of March 31, 2011, we maintained a $75.0 million unsecured line of credit (“Credit Facility No. 1”) maturing in June 2011 and a $262.0 million unsecured line of credit (“Credit Facility No. 2”) maturing in November 2011. Subsequent to the end of the 2011 Quarter, we exercised a one-year extension option on Credit Facility No. 1, which now expires in June 2012. The amounts of these lines of credit unused and available at March 31, 2011 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$262.0
Borrowings outstanding	(60.0)	(100.0)
Letters of credit issued	(0.8)	(0.9)

Unused and available	$14.2	$161.1

We executed borrowings and repayments on the unsecured lines of credit during the 2011 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2010	$—	$100.0
Borrowings	78.0	—
Repayments	(18.0)	—

Balance at March 31, 2011	$60.0	$100.0

We borrowed $18.0 million on Credit Facility No. 1 in January 2011 to partially fund the purchase of 1140 Connecticut Avenue. We repaid this borrowing later in the 2011 Quarter with cash from operations. We subsequently borrowed $60.0 million on Credit Facility No. 1 during March 2011 to fund the purchase of 1227 25th Street and for general corporate purposes. This borrowing remained outstanding at the end of the 2011 Quarter.

NOTE 6: DERIVATIVE INSTRUMENTS

In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. We record our cash flow hedges at fair value in accordance with GAAP, based on various discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. This change in fair value of cash flow hedges is the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2011 and 2010 Quarters, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of March 31, 2011 and December 31, 2010 are as follows (in millions):

	March 31, 2011	December 31, 2010
	Fair Value	Fair Value
Accounts payable and other liabilities	$1.1	$1.5

The interest rate swap has been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended March 31,
	2011	2010
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.4	$(0.2)

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

NOTE 7: STOCK BASED COMPENSATION

WRIT maintains short-term and long-term incentive plans for which components allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

WRIT’s Compensation Committee conducted an extensive review of our executive compensation philosophy and a fundamental redesign of our short-term and long-term incentive plans for our officers, resulting in new short-term incentive (“New STIP”) and new long-term incentive (“New LTIP”) plans, which were approved by the Compensation Committee and Board on February 17, 2011 and were effective as of January 1, 2011.

New STIP

Under the New STIP, officers will earn awards, payable 50% in cash and 50% in restricted shares, based on a percentage of salary and achieving various performance conditions within a one-year performance period (except for 15% of such restricted share awards which will be exclusively service-based).

With respect to the 50% of the New STIP award payable in restricted shares, (i) the restricted shares subject to performance conditions will vest over a three-year period commencing on the January 1 following the end of the one-year performance period, and (ii) the restricted shares subject only to a service condition will vest over a three year period commencing at the beginning of the one-year performance period.

With respect to the 50% of the award payable in cash, the officer may elect to defer up to 80% of the cash portion pursuant to WRIT’s deferred compensation plan for officers. If the officer makes such election, the cash will be converted to restricted share units and WRIT will match 25% of deferred amounts in restricted share units.

For the service based awards we recognize compensation expense based on the grant date fair value, ratably over a three-year period commencing with the start of the performance period. With respect to the restricted shares subject to performance conditions expected to be awarded under the New STIP at the end of the one-year performance period, we recognize compensation expense based on the current fair market value of the probable award until the performance condition has been met, according to a graded vesting schedule over a four-year period commencing with the date the performance targets were established. Approximately 20% of the restricted shares subject to performance conditions awarded by the Compensation Committee at the end of the one-year performance period are based on subjective strategic acquisition and disposition goal criteria, for which we recognize compensation expense when the grant date occurs at the end of the one-year period.

New LTIP

Under the New LTIP, officers will earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on a percentage of salary and achieving various market and performance conditions during a defined three-year performance period (e.g., commencing on January 1, 2011 and concluding on December 31, 2013).

New LTIP performance will be evaluated on objective and subjective performance goals and weightings. Of the officers’ total potential award, 40% is subject to market conditions based on absolute total shareholder return (“TSR”) and relative TSR. The remaining 60% of the award is based primarily on strategic plan fulfillment, evaluated and determined by the Compensation Committee in its discretion at the end of the three-year performance period.

The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period.

With respect to the 40% of the New LTIP subject to market conditions we recognize compensation expense ratably (over three years for the 50% unrestricted shares and over four years for the 50% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. With respect to the 60% subjective portion of the New LTIP, we will recognize compensation expense for the 50% unrestricted shares when the grant date has occurred at the end of the three year performance period. We will recognize compensation expense for the 50% restricted shares over the one-year vesting period commencing upon the grant date at the end of the three-year performance period.

Modification of Prior LTIP Awards

In connection with the adoption of the New STIP and the New LTIP, the prior LTIP for officers was amended such that awards subject to performance conditions through 2012 under the prior LTIP were converted when the new plans were adopted into 154,400 restricted share units as of February 17, 2011. Such restricted share units will vest consistent with the periods in which they otherwise would have vested under the terms of the prior LTIP (i.e., either December 31, 2011 or December 31, 2012). We accounted for the amendment of these awards as a modification.

Prior LTIP

Other non-officer members of management continue to earn restricted share units under the prior LTIP based upon various percentages of their salaries that vest ratably over five years from the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over six years from the date the performance target was established.

Trustee Awards

We continue to award trustees share based compensation on an annual basis in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees’ service.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2011 and 2010 Quarters was (in thousands):

	Quarter Ended March 31,
	2011	2010
Stock Based Compensation Expense	$1,257	$1,633

Restricted and Unrestricted Shares

The total fair value of prior period shares vested during the 2011 Quarter is $28,800. As of March 31, 2011, there are no remaining unvested restricted shares granted under prior LTIPs.

During the 2011 Quarter, 10,822 restricted shares, with a total fair value of $0.3 million, were granted under the New STIP to officers for the portion of the New STIP award subject only to service conditions. We value these awards based on the fair market value on the date of grant. As of March 31, 2011, the total unamortized value of these unvested share awards was $324,700, which we expect to recognize as compensation expense over a weighted average period of thirty-three months. As of March 31, 2011, the future expected expense related to restricted shares with performance conditions, estimated based on the probable number of restricted shares expected to be awarded under the New STIP, totaled $1.0 million, which we expect to recognize as compensation cost over a weighted average period of 33 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the New LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,016	$1,016
Absolute TSR	$348	$348

The unamortized value of these awards with market conditions as of March 31, 2011 was as follows (in thousands):

	Unamortized Value at March 31, 2011
	Restricted	Unrestricted
Relative TSR	$984	$973
Absolute TSR	$341	$339

We expect to recognize these unamortized values as compensation expense over a weighted average life of 45 months for the restricted shares and 33 months for the unrestricted shares.

Restricted Share Units

Restricted share units granted to officers and non-officers in prior periods continue to vest in the current year. The total fair value of restricted share units vested during the 2011 Quarter is $247,100. In connection with the adoption of new executive incentive plans, on February 17, 2011, all performance share units were converted into a fixed number of restricted share units. The total number of restricted share units awarded was 89,000 and 65,400, which vest on December 31, 2011 and December 31, 2012, respectively. The value of unvested restricted share units at March 31, 2011 was $6.1 million, which we expect to recognize as compensation cost over a weighted average period of 29 months. As of March 31, 2011, the future expected expense related to restricted share units with performance conditions expected to be awarded to non-officers in December 2011 is $1.1 million, which we expect to recognize as compensation cost over a weighted average period of 44 months.

Options

WRIT still has options outstanding from the 2001 Stock Option Plan and Stock Option Plan for Trustees. The 138,785 options outstanding at March 31, 2011, all of which are exercisable, have exercise prices between $24.85 and $33.09, with a weighted-average exercise price of $26.83 and a weighted average remaining contractual life of 1.8 years. The aggregate intrinsic value of outstanding exercisable shares at March 31, 2011 was $0.6 million. In the 2010 Quarter, the aggregate intrinsic value of options exercised was minimal. There were 7,200 options exercised in the 2011 Quarter.

NOTE 8: FAIR VALUE DISCLOSURES

Financial Assets and Liabilities Measured at Fair Value

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:

Level 1: Quoted Prices in Active Markets for Identical Assets

Level 2: Significant Other Observable Inputs

Level 3: Significant Unobservable Inputs

The only assets or liabilities we had at March 31, 2011 and December 31, 2010 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at March 31, 2011 and December 31, 2010 are as follows (in millions):

	March 31, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1.6	$—	$1.6	$—	$1.7	$—	$1.7	$—
Liabilities:
Derivatives	$1.1	$—	$1.1	$—	$1.5	$—	$1.5	$—

The nonrecurring fair value assessment for the held for sale asset discussed in note 3 to the consolidated financial statements was based on sales price less costs to sell, a Level 2 assessment in the fair value hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2011 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2011.

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

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$12,480	$12,480	$78,767	$78,767
Restricted cash	$24,316	$24,316	$21,552	$21,552
2445 M Street note receivable	$7,273	$7,974	$7,090	$8,048
Mortgage notes payable	$379,333	$399,425	$380,171	$399,282
Lines of credit payable	$160,000	$160,000	$100,000	$100,000
Notes payable	$753,692	$789,954	$753,587	$785,637

NOTE 9: EARNINGS PER COMMON SHARE

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our long-term incentive share units under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the 2011 and 2010 Quarters and are not included in our earnings per share calculations.

The following tables sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended March 31, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$5,146	65,885	$0.08
Less: Net income attributable to noncontrolling interests	(23)
Allocation of undistributed earnings to unvested restricted share awards and units	(46)

Adjusted income from continuing operations attributable to the controlling interests	5,077	65,885	0.08
Income (loss) from discontinued operations	(458)	65,885	(0.01)

Adjusted net income attributable to the controlling interests	4,619	65,885	0.07
Effect of dilutive securities:
Employee stock options and restricted share awards	—	22
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	5,077	65,907	0.08
Income (loss) from discontinued operations	(458)	65,907	(0.01)

Adjusted net income attributable to the controlling interests	$4,619	65,907	$0.07

	Quarter Ended March 31, 2010
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$4,366	59,898	$0.07
Less: Net income attributable to noncontrolling interests	(49)
Allocation of undistributed earnings to unvested restricted share awards and units	(28)

Adjusted income from continuing operations attributable to the controlling interests	4,289	59,898	0.07
Income from discontinued operations, including gain on sale of real estate	899	59,898	0.02

Adjusted net income attributable to the controlling interests	5,188	59,898	0.09
Effect of dilutive securities:
Employee stock options and restricted share awards	—	103
Diluted earnings:
Adjusted income from continuing operations attributable to the controlling interests	4,289	60,001	0.07
Income from discontinued operations, including gain on sale of real estate	899	60,001	0.02

Adjusted net income attributable to the controlling interests	$5,188	60,001	$0.09

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

The following table presents revenues and net operating income for the 2011 and 2010 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended March 31, 2011						Consolidated
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other
Real estate rental revenue	$34,103	$11,131	$12,147	$12,493	$8,281	$—	$78,155
Real estate expenses	11,488	3,669	3,542	4,828	2,561	—	26,088

Net operating income	$22,615	$7,462	$8,605	$7,665	$5,720	$—	$52,067
Depreciation and amortization							(24,750)
Interest expense							(17,126)
General and administrative							(3,702)
Acquisition costs							(1,649)
Other income							306
Income (loss) from discontinued operations							(458)

Net income							4,688
Less: Net income attributable to noncontrolling interests							(23)

Net income attributable to the controlling interests							$4,665

Capital expenditures	$2,466	$669	$441	$(125)	$239	$105	$3,795

Total assets	$1,056,647	$351,939	$310,795	$225,776	$224,923	$46,132	$2,216,212

	Quarter Ended March 31, 2010						Consolidated
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other
Real estate rental revenue	$30,973	$11,415	$10,501	$11,842	$8,820	$—	$73,551
Real estate expenses	10,775	3,951	3,284	5,103	3,056	—	26,169

Net operating income	$20,198	$7,464	$7,217	$6,739	$5,764	$—	$47,382
Depreciation and amortization							(22,587)
Interest expense							(16,838)
General and administrative							(3,783)
Acquisition costs							(55)
Other income							289
Gain (loss) on extinguishment of debt, net							(42)
Income from discontinued operations							899

Net income							5,265
Less: Net income attributable to noncontrolling interests							(49)

Net income attributable to the controlling interests							$5,216

Capital expenditures	$2,325	$762	$(82)	$233	$228	$61	$3,527

Total assets	$917,761	$358,979	$224,040	$237,032	$249,543	$39,621	$2,026,976

NOTE 11: SUBSEQUENT EVENTS

Subsequent to the end of the 2011 Quarter, we settled on the sale of Dulles Station, Phase I, for the contract purchase price of $58.8 million (see note 3 to the consolidated financial statements). We recognized a real estate impairment loss of $0.6 million during the 2011 Quarter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011.

We refer to the three months ended March 31, 2011 and March 31, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effects of changes in Federal government spending; (b) the economic health of the greater Washington metro region, or other markets we may enter; (c) the timing and pricing of lease transactions; (d) the effect of the recent credit and financial market conditions; (e) the availability and cost of capital; (f) fluctuations in interest rates; (g) the economic health of our tenants; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing the 2011 Quarter to the 2010 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•

Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization, interest expense and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“FFO”), calculated as set forth below under the caption “Funds from Operations.” FFO is a non-GAAP supplemental measure to net income.

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2011, we owned a diversified portfolio of 87 properties, totaling approximately 11.0 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 87 properties consisted of 27 office properties, 16 industrial/flex properties, 18 medical office properties, 15 retail centers and 11 multifamily properties.

We have a fundamental strategy of regional focus and diversification by property type. During the 2011 Quarter we acquired two Washington, DC office buildings, 1140 Connecticut Avenue and 1227 25th Street, totaling approximately 314,000 square feet. After the end of the 2011 Quarter, we sold Dulles Station, Phase I, an office building in Herndon, Virginia, for a contract sales price of $58.8 million. These purchase and sale transactions are consistent with our strategy in recent years of upgrading our portfolio by acquiring or developing higher quality properties that are inside the Beltway, near major transportation nodes or associated with Base Realignment and Closure (“BRAC”) initiatives or other significant employment drivers in the greater metro area. We will seek to continue to upgrade our portfolio as opportunities arise. However, market conditions may limit our ability to acquire or sell properties at attractive prices in the future.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the 2011 and 2010 Quarters were as follows (in thousands):

	2011 Quarter	2010 Quarter	$ Change	% Change
Real estate rental revenue	$78,155	$73,551	$4,604	6.3%
NOI (1)	$52,067	$47,382	$4,685	9.9%
Net income attributable to the controlling interests	$4,665	$5,216	$(551)	(10.6%)
FFO (2)	$29,914	$28,824	$1,090	3.8%

(1)	See page 28 of the MD&A for reconciliations of NOI to net income.
(2)	See page 40 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenue increased by $4.6 million in the 2011 Quarter as compared to the 2010 Quarter due to the acquisitions made during 2010 and the 2011 Quarter, and higher occupancy and rental rates in the multifamily segment. These were partially offset by lower occupancy in the rest of the portfolio. The $4.7 million increase in NOI reflects the higher real estate rental revenue and a $0.1 million decrease in real estate expenses, as lower snow removal costs during the 2011 Quarter were offset by real estate expenses from properties acquired during 2010 and the 2011 Quarter.

The decrease in net income attributable to the controlling interests reflects acquisitions costs related to the purchase of 1140 Connecticut Avenue and 1227 25th Street and a real estate impairment charge recognized during the 2011 Quarter related to the sale of Dulles Station, Phase I.

Investment and Sales Activity

We executed two property acquisitions during the 2011 Quarter, while selling a property shortly after the end of the quarter. We are currently exploring the marketplace for potential acquisitions during the remainder of 2011, continuing with our stated acquisition strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We also continue to explore the sale of all or a portion of our industrial/flex segment and potentially using the sales proceeds to further our acquisition strategy.

Capital Requirements

As of March 31, 2011, our unsecured lines of credit had $160.0 million outstanding, leaving a remaining borrowing capacity of $177.0 million, and mature in 2011. Subsequent to the end of the 2011 Quarter, we extended for one year our $75.0 million unsecured line of credit, which now expires in June 2012. We currently expect to enter into a new unsecured revolving credit facility at an amount at least equal to our $262.0 million unsecured line of credit during 2011.

We have a combined $105.7 million of unsecured and mortgage notes payable that mature during the remainder of 2011. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the 2011 and 2010 Quarters:

2011 Quarter

•	The acquisition of two office buildings for $127.3 million, adding approximately 314,000 square feet. We incurred $1.6 million in acquisition costs related to these purchase transactions.

•

The execution of new leases for 0.4 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate decrease of 0.6% from expiring leases.

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

Stock Based Compensation

We initially measure compensation expense for performance-based restricted share units, restricted shares and unrestricted shares at fair value at the grant date as payouts are probable, and we re-measure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and a vesting has occurred. The number of performance-based restricted share units, restricted shares and unrestricted shares that actually vest or are issued may differ significantly from our estimates. We amortize such performance-based share units to expense over the performance period.

We measure compensation expense for performance-based restricted shares and unrestricted shares with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation. We amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2011 and 2010 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

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

To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income (“NOI”): Detailed analysis of same-store and non-same-store NOI results by segment.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Minimum base rent	$68,740	$62,976	$5,764	9.2%
Recoveries from tenants	7,847	9,255	(1,408)	(15.2%)
Provisions for doubtful accounts	(1,625)	(1,546)	(79)	(5.1%)
Lease termination fees	284	315	(31)	(9.8%)
Parking and other tenant charges	2,909	2,551	358	14.0%

	$78,155	$73,551	$4,604	6.3%

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

Minimum Base Rent: Minimum base rent increased by $5.8 million in the 2011 Quarter as compared to the 2010 Quarter due primarily to real estate acquisitions ($5.5 million), as well as a $0.3 million increase in minimum base rent from same-store properties. The same-store increase was due to higher rental rates ($1.6 million), partially offset by lower occupancy ($1.2 million).

Recoveries from Tenants: Recoveries from tenants decreased by $1.4 million in the 2011 Quarter as compared to the 2010 Quarter due to lower reimbursements for operating expenses and utilities ($0.5 million), common area maintenance ($0.7 million) and real estate taxes ($0.5 million) at same-store properties. Lower occupancy across the commercial properties caused these decreases, as well as lower snow removal costs and property tax assessments in the 2011 Quarter. Recoveries from tenants at acquisition properties ($0.4 million) partially offset the same-store decreases.

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.1 million in the 2011 Quarter as compared to the 2010 Quarter due to higher provisions in the retail ($0.3 million) and medical office ($0.2 million) segments, partially offset by lower provisions in the office ($0.2 million) and industrial ($0.2 million) segments.

Lease Termination Fees: Lease termination fees slightly decreased in the 2011 Quarter as compared to the 2010 Quarter.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.4 million in 2011 Quarter as compared to the 2010 Quarter due to higher parking income ($0.1 million) and percentage rents ($0.1 million) from same-store properties, as well as parking income from acquisitions ($0.1 million).

A summary of occupancy for properties classified as continuing operations by segment follows:

	Quarters Ended March 31,
	2011	2010	Change
Office	88.9%	90.2%	(1.3%)
Medical Office	88.3%	87.7%	0.6%
Retail	92.0%	93.2%	(1.2%)
Multifamily	95.3%	94.4%	0.9%
Industrial	80.2%	83.0%	(2.8%)

Total	88.4%	89.4%	(1.0%)

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.

Our overall occupancy decreased to 88.4% in the 2011 Quarter from 89.4% in the 2010 Quarter due to lower occupancy across the office, retail and industrial segments, partially offset by higher multifamily and medical office occupancy.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Property operating expenses	$18,419	$18,915	$(496)	(2.6%)
Real estate taxes	7,669	7,254	415	5.7%

	$26,088	$26,169	$(81)	(0.3%)

Real estate expenses as a percentage of revenue were 33.4% and 35.6% for the 2011 and 2010 Quarters, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses decreased by $0.5 million in the 2011 Quarter as compared to the 2010 Quarter as lower snow removal costs ($1.4 million) and higher recoveries of bad debt ($0.3 million) at same-store properties were offset by operating expenses from acquisition properties ($1.2 million).

Real Estate Taxes: Real estate taxes increased $0.4 million in the 2011 Quarter as compared to the 2010 Quarter as real estate taxes on acquisitions ($0.7 million) were partially offset by lower assessments across the same-store portfolio ($0.3 million).

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Depreciation and amortization	$24,750	$22,587	$2,163	9.6%
Interest expense	17,126	16,838	288	1.7%
Acquisition costs	1,649	55	1,594	2,898.2%
General and administrative	3,702	3,783	(81)	(2.1%)

	$47,227	$43,263	$3,964	9.2%

Depreciation and Amortization: Depreciation and amortization expense increased by $2.2 million in the 2011 Quarter as compared to the 2010 Quarter due to acquisition properties ($3.2 million). The $1.0 million decline in the same-store portfolio is due to lower amortization of intangible assets associated with the acquisition of properties.

Interest Expense: A summary of interest expense by debt type for the 2011 and 2010 Quarters appears below (in millions, except percentage amounts):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Notes payable	$10.5	$10.2	$0.3	2.9%
Mortgages	5.8	5.9	(0.1)	(1.7%)
Lines of credit/short-term note payable	0.9	1.0	(0.1)	(10.0%)
Capitalized interest	(0.1)	(0.3)	0.2	66.7%

Total	$17.1	$16.8	$0.3	1.8%

Interest expense increased $0.3 million in the 2011 Quarter compared to the 2010 Quarter due the net impact of issuing 4.95% senior notes during 2010, and using the proceeds to pay down significant portions of our 3.875% convertible notes and our 5.95% senior notes.

Acquisition Costs: Acquisition costs increased by $1.6 million in the 2011 Quarter as compared to the 2010 Quarter due to costs associated with the purchases of 1140 Connecticut Avenue and 1227 25th Street during the 2011 Quarter. We did not acquire any properties during the 2010 Quarter.

General and Administrative Expense: General and administrative expense decreased by $0.1 million in the 2011 Quarter as compared to the 2010 Quarter as lower expense related to incentive compensation ($0.4 million) was partially offset by higher salaries ($0.2 million) due to annual pay increases.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
June 18, 2010	Parklawn Portfolio[1]	Office/Industrial	229,000	$23,400
December 21, 2010	The Ridges	Office	104,000	27,500
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23,000

		2010 Total	638,000	$73,900

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

During the 2011 Quarter we committed to, and actively embarked upon, a plan to sell Dulles Station, Phase I, an office property in Herndon, Virginia. We completed the sale subsequent to the 2011 Quarter on April 6, 2011. We treat revenues and expenses of properties classified as held for sale as discontinued operations for all periods presented in the consolidated statements of income.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Revenues	$1,132	$3,788	$(2,656)	(70.1%)
Property expenses	(492)	(1,642)	1,150	70.0%
Real estate impairment	(599)	—	(599)	—
Depreciation and amortization	(499)	(1,021)	522	51.1%
Interest expense	—	(226)	226	—

Total	$(458)	$899	$(1,357)	(150.9%)

The $0.5 million loss from discontinued operations during the 2011 Quarter is due to a $0.6 million impairment of real estate at Dulles Station, Phase I. We sold this property subsequent to the 2011 Quarter and recorded an impairment charge to reduce the property’s carrying amount to its fair value.

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

2011 Quarter Compared to 2010 Quarter

The following tables of selected operating data provide the basis for our discussion of NOI in the 2011 Quarter compared to the 2010 Quarter. All amounts are in thousands except percentage amounts.

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$72,095	$73,551	$(1,456)	(2.0%)
Non-same-store (1)	6,060	—	6,060	—

Total real estate rental revenue	$78,155	$73,551	$4,604	6.3%
Real Estate Expenses
Same-store	$24,045	$26,030	$(1,985)	(7.6%)
Non-same-store (1)	2,043	139	1,904	1,369.8%

Total real estate expenses	$26,088	$26,169	$(81)	(0.3%)
NOI
Same-store	$48,050	$47,521	$529	1.1%
Non-same-store (1)	4,017	(139)	4,156	2,989.9%

Total NOI	$52,067	$47,382	$4,685	9.9%

Reconciliation to Net Income
NOI	$52,067	$47,382
Acquisition costs	(1,649)	(55)
Other income	306	289
Interest expense	(17,126)	(16,838)
Depreciation and amortization	(24,750)	(22,587)
General and administrative expenses	(3,702)	(3,783)
Gain (loss) on extinguishment of debt	—	(42)
Discontinued operations(2)	(458)	899

Net income	4,688	5,265
Less: Net income attributable to noncontrolling interests	(23)	(49)

Net income attributable to the controlling interests	$4,665	$5,216

	Quarters Ended March 31,
Occupancy	2011	2010
Same-store	88.7%	90.0%
Non-same-store (1)	84.8%	1.8%

Total	88.4%	89.4%

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 Office acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2010 Retail acquisition – Gateway Overlook

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 held for sale – Dulles Station, Phase I
2010 dispositions –	Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges, Ammendale I&II and Amvax

Real estate rental revenue increased by $4.6 million in the 2011 Quarter as compared to the 2010 Quarter due to acquisitions ($6.1 million), partially offset by a $1.5 million decrease in real estate rental revenues from same-store properties. This decrease at same-store properties was due to lower occupancy ($1.2 million), lower operating expense and common area maintenance reimbursements ($1.2 million) and lower real estate tax reimbursements ($0.5 million), partially offset by higher rental rates ($1.6 million).

Real estate expenses decreased by $0.1 million in the 2011 Quarter as compared to the 2010 Quarter due to lower snow removal costs ($1.4 million), lower real estate taxes ($0.3 million) and higher recoveries of bad debt ($0.3 million) at same-store properties. These were offset by $1.9 million in operating expenses from acquisitions.

Same-store occupancy decreased to 88.7% in the 2011 Quarter from 90.0% in the 2010 Quarter, as decreases in the office, medical office, retail and industrial segments were partially offset by higher occupancy in the multifamily segment. Non-same-store occupancy increased to 84.8% in the 2011 Quarter from 1.8% in the 2010 Quarter, reflecting the acquisitions made during the 2011 Quarter and 2010. Lansdowne Medical Office Building, which was vacant upon acquisition during the 2009 Quarter, was 22.8% leased as of the end of the 2011 Quarter. During the 2011 Quarter, 76.9% of the commercial square footage expiring was renewed as compared to 68.1% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 416,200 commercial square feet at an average rental rate of $20.53 per square foot, a decrease of 0.6%, with average tenant improvements and leasing costs of $6.65 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$30,073	$30,973	$(900)	(2.9%)
Non-same-store (1)	4,030	—	4,030	—

Total real estate rental revenue	$34,103	$30,973	$3,130	10.1%
Real Estate Expenses
Same-store	$10,168	$10,775	$(607)	(5.6%)
Non-same-store (1)	1,320	—	1,320	—

Total real estate expenses	$11,488	$10,775	$713	6.6%
NOI
Same-store	$19,905	$20,198	$(293)	(1.5%)
Non-same-store (1)	2,710	—	2,710	—

Total NOI	$22,615	$20,198	$2,417	12.0%

Occupancy	2011	2010
Same-store	88.3%	90.2%
Non-same-store (1)	93.3%	—

Total	88.9%	90.2%

(1)	Non-same-store properties include:

2011 acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Real estate rental revenue in the office segment increased by $3.1 million in the 2011 Quarter as compared to the 2010 Quarter due to acquisitions ($4.0 million), partially offset by a decrease in real estate rental revenue from same-store properties ($0.9 million). This decrease at same-store properties was due to lower occupancy ($0.8 million) and lower real estate tax ($0.4 million) and operating expense ($0.3 million) reimbursements, partially offset by higher rental rates ($0.6 million).

Real estate expenses in the office segment increased by $0.7 million in the 2011 Quarter as compared to the 2010 Quarter due to the acquisitions ($1.3 million), partially offset by lower real estate taxes ($0.4 million) and higher recoveries of bad debt ($0.3 million) at same-store properties.

Same-store occupancy decreased to 88.3% in the 2011 Quarter from 90.2% in the 2010 Quarter, driven by lower occupancy at Monument II and 2000 M Street. These were partially offset by higher occupancy at Courthouse Square. The non-same-store occupancy of 93.3% reflects high occupancy at Quantico Corporate Center and 1140 Connecticut Avenue, partially offset by 1227 25th Street, which was 72% occupied upon its acquisition near the end of the 2011 Quarter. During the 2011 Quarter, 33.8% of the square footage that expired was renewed compared to 71.0% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases for 138,100 square feet of office space at an average rental rate of $30.97 per square foot, a decrease of 1.4%, with average tenant improvements and leasing costs of $8.05 per square foot.

Medical Office Segment:

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,023	$11,415	$(392)	(3.4%)
Non-same-store (1)	108	—	108	—

Total real estate rental revenue	$11,131	$11,415	$(284)	(2.5%)
Real Estate Expenses
Same-store	$3,518	$3,812	$(294)	(7.7%)
Non-same-store (1)	151	139	12	8.6%

Total real estate expenses	$3,669	$3,951	$(282)	(7.1%)
NOI
Same-store	$7,505	$7,603	$(98)	(1.3%)
Non-same-store (1)	(43)	(139)	96	69.1%

Total NOI	$7,462	$7,464	$(2)	0.0%

Occupancy	2011	2010
Same-store	93.5%	93.8%
Non-same-store (1)	14.7%	1.8%

Total	88.3%	87.7%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue in the medical office segment decreased by $0.3 million in 2011 Quarter as compared to the 2010 Quarter due to lower occupancy ($0.2 million), higher bad debt ($0.2 million) and lower operating expense ($0.3 million) and real estate tax ($0.1 million) reimbursements at same-store properties. These were partially offset by higher rental rates ($0.4 million) at same-store properties and higher occupancy ($0.1 million) at Lansdowne Medical Office Building.

Real estate expenses in the medical office segment decreased by $0.3 million in the 2011 Quarter as compared to the 2010 Quarter due to lower snow removal costs ($0.2 million) and utilities expense ($0.1 million).

Same-store occupancy decreased to 93.5% in the 2011 Quarter from 93.8% in the 2010 Quarter, driven by lower occupancy at 8501 Arlington Boulevard, Plumtree Medical Center and 15005 Shady Grove Road. These were partially offset by higher occupancy at Sterling Medical Office Building and Alexandria Professional Center. The increase in non-same-store occupancy to 14.7% in the 2011 Quarter from 1.8% in the 2010 Quarter reflects the continued lease-up of Lansdowne Medical Office Building, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2011 Quarter, 84.3% of the square footage that expired was renewed compared to 48.8% in the 2010 Quarter. During the 2011 Quarter, we executed new leases (excluding first generation leases) for 43,400 square feet of medical office space at an average rental rate of $37.24, an increase of 13.1%, with average tenant improvements and leasing costs of $21.10 per square foot.

Retail Segment:

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$10,225	$10,501	$(276)	(2.6%)
Non-same-store (1)	1,922	—	1,922	—

Total real estate rental revenue	$12,147	$10,501	$1,646	15.7%
Real Estate Expenses
Same-store	$2,970	$3,284	$(314)	(9.6%)
Non-same-store (1)	572	—	572	—

Total real estate expenses	$3,542	$3,284	$258	7.9%
NOI
Same-store	$7,255	$7,217	$38	0.5%
Non-same-store (1)	1,350	—	1,350	—

Total NOI	$8,605	$7,217	$1,388	19.2%

Occupancy	2011	2010
Same-store	92.2%	93.2%
Non-same-store (1)	90.0%	—

Total	92.0%	93.2%

(1)	Non-same-store properties include:

2010 acquisition – Gateway Overlook

Real estate rental revenue in the retail segment increased by $1.6 million in the 2011 Quarter as compared to the 2010 Quarter due to the acquisition of Gateway Overlook in 2010 ($1.9 million). Real estate rental revenue from same-store properties decreased by $0.3 million due to higher bad debt ($0.3 million) and lower common area maintenance reimbursements ($0.2 million), partially offset by higher percentage rents ($0.1 million) and occupancy ($0.1 million).

Real estate expenses in the retail segment increased by $0.3 million in the 2011 Quarter as compared to the 2010 Quarter due to the acquisition of Gateway Overlook ($0.6 million), partially offset by lower snow removal costs ($0.4 million) at same-store properties.

Same-store occupancy decreased to 92.2% in the 2011 Quarter from 93.2% in the 2010 Quarter, driven by lower occupancy at Wheaton Park and the Centre at Hagerstown, partially offset by higher occupancy at Frederick Crossing. The non-same-store occupancy of 90.0% reflects the acquisition of Gateway Overlook in 2010. During the 2011 Quarter, 99.6% of the square footage that expired was renewed compared to 86.4% in the 2010 Quarter. During the 2011 Quarter, we executed new leases for 78,700 square feet of retail space at an average rental rate of $16.48, an increase of 5.4%, with average tenant improvements and leasing costs of $1.07 per square foot.

Multifamily Segment:

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$12,493	$11,842	$651	5.5%
Real Estate Expenses
Total	$4,828	$5,103	$(275)	(5.4%)
NOI
Total	$7,665	$6,739	$926	13.7%

Occupancy	2011	2010
Total	95.3%	94.4%

Real estate rental revenue in the multifamily segment increased by $0.7 million in the 2011 Quarter as compared to the 2010 Quarter due primarily to higher rental rates ($0.4 million), lower rent abatements ($0.2 million) and higher occupancy ($0.1 million).

Real estate expenses in the multifamily segment decreased by $0.3 million in the 2011 Quarter as compared to the 2010 Quarter due primarily to lower snow removal costs ($0.2 million) and utilities expense ($0.1 million).

Occupancy increased to 95.3% in the 2011 Quarter from 94.4% in the 2010 Quarter, driven by higher occupancy at 3801 Connecticut Avenue and Roosevelt Towers.

Industrial Segment:

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$8,281	$8,820	$(539)	(6.1%)
Real Estate Expenses
Total	$2,561	$3,056	$(495)	(16.2%)
NOI
Total	$5,720	$5,764	$(44)	(0.8%)

Occupancy	2011	2010
Total	80.2%	83.0%

Real estate rental revenue in the industrial segment decreased by $0.5 million in the 2011 Quarter as compared to the 2010 Quarter due primarily to lower occupancy ($0.4 million) and lower common area maintenance reimbursements ($0.5 million), partially offset by higher rental rates ($0.2 million) and lower bad debt ($0.2 million).

Real estate expenses in the industrial segment decreased by $0.5 million in the 2011 Quarter as compared to the 2010 Quarter due to lower snow removal costs.

Occupancy decreased to 80.2% in the 2011 Quarter from 83.0% in the 2010 Quarter, driven by lower occupancy at Dulles Business Park, NVIP and Fullerton Industrial Center. During the 2011 Quarter, 60.4% of the square footage that expired was renewed compared to 51.5% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases for 156,100 square feet of industrial space at an average rental rate of $8.70, a decrease of 15.3%, with average tenant improvements and leasing costs of $4.21 per square foot.

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and possible asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. While we have seen increased investor appetite for securities issued by REITs, we have learned from the recent economic downturn that investor appetite can change dramatically in a very short period of time. As a result, there can be no assurance that we will be able to access the public or private debt and equity markets at a given point in the future.

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

During 2011, we expect that we will have the following capital requirements. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Capital to refinance the $105.7 million of remaining 2011 maturities on our mortgage notes payable and unsecured notes payable;

•	Capital to refinance our $262.0 million unsecured line of credit which expires in 2011;

•

Approximately $35.0 - $45.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 - $5.0 million to invest in our development projects;

•	Approximately $200.8 million to fund our known property acquisitions, including $127.3 million of acquisitions that closed in the 2011 Quarter; and

•	Funding for potential property acquisitions throughout the remainder of 2011, with a portion expected to be offset by proceeds from potential property dispositions.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of the potential for federal government budget reductions, general market conditions in the greater Washington metro region, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected and charges in lenders’ institutional regulations, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. As a result, if we are unable to obtain capital from other sources, we may need to alter our capital spending plans which may limit our future growth. If we are unable to obtain capital, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

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

Our total debt at March 31, 2011 and December 31, 2010 is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Fixed rate mortgages	$379,333	$380,171
Unsecured credit facilities	160,000	100,000
Unsecured notes payable	753,692	753,587

	$1,293,025	$1,233,758

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

Mortgage Debt

At March 31, 2011, our $379.3 million in fixed rate mortgages, which includes a net $6.5 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.7 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary external source of liquidity is our two revolving credit facilities. We can borrow up to $337.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.

Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility originally set to expire in June 2011. After the end of the 2011 Quarter, we exercised a one-year extension option on this facility, which now expires in June 2012. We had $60.0 million outstanding and $0.8 million in letters of credit issued as of March 31, 2011, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2011, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a four-year $262.0 million unsecured credit facility expiring in November 2011. We had $100.0 million outstanding and $0.9 million in letters of credit issued as of March 31, 2011, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 42.5 basis points. An interest rate swap fixes the interest rate at 2.525% (2.10% plus 42.5 basis points) through the interest rate swap’s maturity date of November 1, 2011. All outstanding advances are due and payable upon maturity in November 2011. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly.

We currently anticipate that, prior to the November 2011 expiration of Credit Facility No. 2, we will negotiate a replacement facility substantially similar to the expiring facility. Although we anticipate that we will be able to obtain a replacement facility in the same or greater amount than the expiring facility, there is no assurance that we will be able to do so. Further, we anticipate that the interest rates and facility fees on the replacement facility will be higher than the expiring facility, though we do not currently expect that the revised terms will have a material adverse effect on our financial results. The terms of the replacement facility will be subject to the condition of the financial and lending markets, which, while improving, remain volatile and less predictable than in past periods.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2011, we were in compliance with our loan covenants.

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

Our unsecured notes have maturities ranging from June 2011 through February 2028, as follows (in thousands):

March 31, 2011 Note Principal
5.95% notes due 2011	$93,862
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.875% notes due 2026 (1)	2,659
7.25% notes due 2028	50,000

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2011, we were in compliance with our unsecured notes covenants.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 65.9 million shares were outstanding at March 31, 2011.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2011 Quarter, we issued 42,682 common shares at a weighted average price of $30.81 per share, raising $1.3 million in net proceeds.

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

The table below details our dividend and distribution payments for the 2011 and 2010 Quarters (in thousands).

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Common dividends	$28,590	$25,898	$2,692	10.4%
Distributions to noncontrolling interests	25	47	(22)	(46.8%)

	$28,615	$25,945	$2,670	10.3%

Dividends paid for the 2011 Quarter as compared to the 2010 Quarter increased due primarily to the issuance of 5.6 million common shares under our sales agency financing agreement during 2010.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Quarters Ended March 31,
			Change
	2011	2010	$	%
Net cash provided by (used in) operating activities	$32.6	$29.0	$3.6	12.4%
Net cash provided by (used in) investing activities	$(130.8)	$(4.0)	$(126.8)	(3,170.0%)
Net cash provided by (used in) financing activities	$31.9	$(25.4)	$57.3	225.6%

Our operating activities generated $32.6 million of net cash in the 2011 Quarter, an increase from $29.0 million in the 2010 Quarter that is attributable to the operations of the properties acquired in 2010 and the 2011 Quarter, as well as lower interest payments. The decrease in interest payments is primarily due to a change in the timing of the semi-annual interest payments on our unsecured notes.

Our investing activities used net cash of $130.8 million in the 2011 Quarter compared to $4.0 million in the 2010 Quarter. The increase in cash used by investing activities is due to the acquisition of two properties during the 2011 Quarter, as compared to no acquisitions during the 2010 Quarter.

Our financing activities provided net cash of $31.9 million in the 2011 Quarter as compared to using $25.4 million in the 2010 Quarter. The increase in cash provided by financing activities is primarily due to net borrowings of $60.0 million from our unsecured lines of credit during the 2011 Quarter.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended March 31,
	2011	2010
Earnings to fixed charges	1.3x	1.2x
Debt service coverage	2.7x	2.5x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations attributable to the controlling interests plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized.

We computed the debt service coverage ratio by dividing Adjusted EBITDA (which is earnings before interest expense, taxes, depreciation, amortization, real estate impairment, gain on sale of real estate, gain/loss from the extinguishment of debt and gain/loss on non-disposal activities) by interest expense and principal amortization. We believe that Adjusted EBITDA is appropriate for use in our debt service coverage ratio because it provides an estimate of the cash available to pay down long term debt. Adjusted EBITDA does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. A reconciliation of Adjusted EBITDA to net income attributable to the controlling interests is in Exhibit 12 – Computation of Ratios.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarters Ended March 31,
	2011	2010
Net income attributable to the controlling interests	$4,665	$5,216
Adjustments
Depreciation and amortization	24,750	22,587
Discontinued operations depreciation and amortization	499	1,021

FFO as defined by NAREIT	$29,914	$28,824

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

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2010 Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.33*	Amendment to 2009 Long Term Incentive Plan					X

10.34*	Long Term Incentive Plan, effective January 1, 2011					X

10.35*	Short Term Incentive Plan, effective January 1, 2011					X

10.36*	Deferred Compensation Plan for Directors, effective January 1, 2011					X

12	Computation of Ratios					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements, tagged as blocks of text					X

*	Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

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

DATE: May 6, 2011