Form 10-Q
period 2011-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2011-08-08
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

As of August 1, 2011, 66,025,231 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30, 2011	December 31, 2010(1)
Assets
Land	$475,458	$432,149
Income producing property	2,022,986	1,938,629

	2,498,444	2,370,778
Accumulated depreciation and amortization	(576,605)	(534,570)

Net income producing property	1,921,839	1,836,208
Development in progress	39,413	26,240

Total real estate held for investment, net	1,961,252	1,862,448
Investment in real estate sold or held for sale, net	—	41,892
Cash and cash equivalents	42,886	78,767
Restricted cash	23,550	21,552
Rents and other receivables, net of allowance for doubtful accounts of $8,633 and $8,394, respectively	56,461	49,227
Prepaid expenses and other assets	103,027	96,466
Other assets related to properties sold or held for sale	—	17,529

Total assets	$2,187,176	$2,167,881

Liabilities
Notes payable	$659,934	$753,587
Mortgage notes payable	378,469	380,171
Lines of credit	245,000	100,000
Accounts payable and other liabilities	57,445	51,036
Advance rents	13,619	12,589
Tenant security deposits	9,988	9,418
Other liabilities related to properties sold or held for sale	—	222

Total liabilities	1,364,455	1,307,023

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,017 and 65,870 shares issued and outstanding, respectively	661	659
Additional paid in capital	1,133,823	1,127,825
Distributions in excess of net income	(316,134)	(269,935)
Accumulated other comprehensive income (loss)	(636)	(1,469)

Total shareholders’ equity	817,714	857,080
Noncontrolling interests in subsidiaries	5,007	3,778

Total equity	822,721	860,858

Total liabilities and shareholders’ equity	$2,187,176	$2,167,881

(1)	As adjusted (see note 3 to the consolidated financial statements)

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Real estate rental revenue	$80,570	$72,402	$158,725	$145,953
Expenses
Real estate expenses	26,214	23,172	52,302	49,341
Depreciation and amortization	25,459	22,720	50,209	45,307
General and administrative	4,049	3,519	7,751	7,302

	55,722	49,411	110,262	101,950

Real estate operating income	24,848	22,991	48,463	44,003

Other income (expense)
Interest expense	(17,097)	(16,785)	(34,223)	(33,623)
Acquisition costs	(322)	(409)	(1,971)	(464)
Other income	310	297	616	586
Gain (loss) on extinguishment of debt, net	—	—	—	(42)

	(17,109)	(16,897)	(35,578)	(33,543)

Income from continuing operations	7,739	6,094	12,885	10,460

Discontinued operations:
Gain on sale of real estate	—	7,942	—	7,942
Income (loss) from operations of properties sold or held for sale	(10)	985	(468)	1,884
Income tax expense	(1,173)	—	(1,173)	—

	(1,183)	8,927	(1,641)	9,826

Net income	6,556	15,021	11,244	20,286
Less: Net income attributable to noncontrolling interests in subsidiaries	(34)	(27)	(57)	(76)

Net income attributable to the controlling interests	$6,522	$14,994	$11,187	$20,210

Basic net income (loss) attributable to the controlling interests per share
Continuing operations	$0.12	$0.10	$0.19	$0.17
Discontinued operations	(0.02)	0.14	(0.02)	0.16

Net income attributable to the controlling interests per share	$0.10	$0.24	$0.17	$0.33

Diluted net income (loss) attributable to the controlling interests per share
Continuing operations	$0.12	$0.10	$0.19	$0.17
Discontinued operations	(0.02)	0.14	(0.02)	0.16

Net income attributable to the controlling interests per share	$0.10	$0.24	$0.17	$0.33

Weighted average shares outstanding – basic	65,954	61,171	65,920	60,538

Weighted average shares outstanding – diluted	65,989	61,287	65,948	60,649

Dividends declared and paid per share	$0.4338	$0.4325	$0.8675	$0.8650

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity

Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	11,187	—	11,187	—	11,187
Net income attributable to noncontrolling interests	—	—	—	—	—	—	57	57
Change in fair value of interest rate hedge	—	—	—	—	833	833	—	833

Total comprehensive income	—	—	—	—	—	12,020	57	12,077
Distributions to noncontrolling interests	—	—	—	—	—	—	(107)	(107)
Contributions from noncontrolling interest	—	—	—	—	—	—	1,279	1,279
Dividends	—	—	—	(57,386)	—	(57,386)	—	(57,386)
Shares issued under Dividend Reinvestment Program	83	1	2,643	—	—	2,644	—	2,644
Share options exercised	43	1	1,087	—	—	1,088	—	1,088
Share grants, net of share grant amortization and forfeitures	21	—	2,268	—	—	2,268	—	2,268

Balance, June 30, 2011	66,017	$661	$1,133,823	$(316,134)	$(636)	$817,714	$5,007	$822,721

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$11,244	$20,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	50,708	47,277
Provision for losses on accounts receivable	2,138	2,359
Real estate impairment	599	—
Amortization of share grants, net	2,515	2,701
Amortization of debt premiums, discounts and related financing costs	1,616	3,000
Gain on sale of real estate	—	(7,942)
Loss on extinguishment of debt, net	—	42
Changes in operating other assets	(12,840)	(8,454)
Changes in operating other liabilities	3,994	2,670

Net cash provided by operating activities	59,974	61,939

Cash flows from investing activities
Real estate acquisitions, net	(126,870)	(68,000)
Net cash received for sale of real estate	58,117	22,204
Capital improvements to real estate	(10,399)	(9,072)
Development in progress	(11,802)	(992)
Non-real estate capital improvements	(231)	(164)

Net cash used in investing activities	(91,185)	(56,024)

Cash flows from financing activities
Line of credit borrowings	163,000	41,000
Line of credit repayments	(18,000)	(62,000)
Dividends paid	(57,386)	(52,740)
Distributions to noncontrolling interests	(107)	(91)
Proceeds from dividend reinvestment program	2,644	2,555
Principal payments – mortgage notes payable	(2,047)	(2,190)
Net proceeds from equity offerings	—	67,077
Notes payable repayments, including penalties for early extinguishment	(93,862)	(1,224)
Net proceeds from exercise of share options	1,088	3,833

Net cash used in financing activities	(4,670)	(3,780)

Net increase (decrease) in cash and cash equivalents	(35,881)	2,135
Cash and cash equivalents at beginning of year	78,767	11,203

Cash and cash equivalents at end of period	$42,886	$13,338

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,941	$31,173

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS’s”). Our TRS’s are subject to corporate federal and state income tax on their taxable income at regular statutory rates. On April 5, 2011, we settled on the sale of Dulles Station, Phase I, an office property held by one of our TRS’s. With the application of available net operating loss carryforwards, we recognized $1.2 million in net federal and state income tax liabilities in connection with this sale.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on

Form 10-K for the year ended December 31, 2010.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of WRIT, its majority-owned subsidiaries and entities in which WRIT has a controlling interest, including where WRIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Within these notes to the financial statements, we refer to the three months ended June 30, 2011 and June 30, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively, and the six months ended June 30, 2011 and June 30, 2010 as the “2011 Period” and “2010 Period”, respectively.

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

NOTE 3: REAL ESTATE ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

WRIT acquired the following properties and land for development during the 2011 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 11, 2011	1140 Connecticut Avenue	Office	184,000	$80,250
March 30, 2011	1227 25th Street	Office	130,000	47,000
June 15, 2011	650 North Glebe Road(1)	Multifamily	N/A	11,800

		Total	314,000	$139,050

(1)	650 North Glebe Road is 37,000 square feet of land acquired by a consolidated joint venture for the purpose of developing a 150 unit apartment community. WRIT is a 90% owner of the joint venture.

The results of operations from the acquired operating properties are included in the income statement as of their acquisition dates.

Noncontrolling Interests in Subsidiaries

During the 2011 Quarter we executed a joint venture operating agreement with a real estate developer to develop a 150-unit mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $43.5 million, with approximately 70% of the project financed with debt. WRIT will be a 90% owner of the joint venture, and, as managing member, will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). WRIT is also responisble for obtaining the debt financing for the project. The real estate developer will own 10% of the joint venture and is responsible for the development, construction and lease-up of the property.

We have determined that this joint venture is a variable interest entity (“VIE”) primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. We expect that 70% of the total development costs will be financed through debt. We have also determined that WRIT is the primary beneficiary of the VIE due to the fact that WRIT is providing 90% of the equity contributions, obtaining the debt financing and will manage the property after stabilization.

On June 15, 2011 the joint venture purchased the land at 650 North Glebe Road for a contract purchase price of $11.8 million. As of June 30, 2011, we included $12.8 million of land and capitalized development costs in “Development in progress” on our consolidated balance sheets.

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

We sold the following properties during the 2011 Period and 2010:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (In millions)

April 5, 2011	Dulles Station, Phase I	Office	180,000	$58.8

June 18, 2010	Parklawn Portfolio(1)	Office/Industrial	229,000	$23.4
December 21, 2010	The Ridges	Office	104,000	27.5
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23.0

		Total 2010	638,000	$73.9

(1)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

We recognized $1.2 million in income tax expense during the 2011 Quarter in connection with the sale of Dulles Station, Phase I, which is included in discontinued operations (see note 1 to the consolidated financial statements – Nature of Business).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Revenues	$45	$3,521	$1,177	$7,309
Property expenses	(55)	(1,359)	(547)	(3,001)
Real estate impairment	—	—	(599)	—
Depreciation and amortization	—	(949)	(499)	(1,970)
Interest expense	—	(228)	—	(454)

	$(10)	$985	$(468)	$1,884

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarters Ended June 30,		Periods Ended June 30,
Property	Segment	2011	2010	2011	2010
Parklawn Plaza	Office	$—	$61	$—	$132
Lexington Building	Office	—	46	—	65
Saratoga Building	Office	—	121	—	225
Charleston Business Center	Industrial	—	176	—	370
The Ridges	Office	—	84	—	191
Ammendale I&II	Industrial	—	265	—	516
Amvax	Industrial	—	88	—	178
Dulles Station, Phase I	Office	(10)	144	(468)	207

		$(10)	$985	$(468)	$1,884

The operating loss for Dulles Station, Phase I for the 2011 Period includes a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on its contract sales price.

NOTE 4: UNSECURED LINES OF CREDIT PAYABLE

As of June 30, 2011, we maintained a $75.0 million unsecured line of credit (“Credit Facility No. 1”) maturing in June 2012 and a $262.0 million unsecured line of credit (“Credit Facility No. 2”) maturing in November 2011. The amounts of these lines of credit unused and available at June 30, 2011 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$262.0
Borrowings outstanding	(74.0)	(171.0)
Letters of credit issued	(0.8)	(0.9)

Unused and available	$0.2	$90.1

We executed borrowings and repayments on the unsecured lines of credit during the 2011 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at March 31, 2011	$60.0	$100.0
Borrowings	14.0	71.0
Repayments	—	—

Balance at June 30, 2011	$74.0	$171.0

We made borrowings during the 2011 Quarter to partially fund the repayment of the 5.95% senior notes that matured on June 15, 2011 and for general corporate purposes. Subsequent to the end of the 2011 Quarter we entered into a new unsecured credit facility agreement that replaces Credit Facility No. 2 and expands its capacity to $400.0 million (see note 12 to the consolidated financial statements – Subsequent Events).

NOTE 5: NOTES PAYABLE

We repaid the remaining $93.9 million of our 5.95% unsecured notes on their due date of June 15, 2011 using borrowings on our unsecured lines of credit and proceeds from the sale of Dulles Station, Phase I.

NOTE 6: DERIVATIVE INSTRUMENTS

In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. We record our cash flow hedges at fair value in accordance with GAAP, based on various discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. This change in fair value of cash flow hedges is the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2011 and 2010 Quarters and Periods, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of June 30, 2011 and December 31, 2010 are as follows (in millions):

	June 30, 2011	December 31, 2010
	Fair Value	Fair Value

Accounts payable and other liabilities	$0.6	$1.5

The interest rate swap has been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
	Fair Value	Fair Value	Fair Value	Fair Value

Change in other comprehensive income (loss)	$0.4	$0.1	$0.8	($0.2)

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2011 and 2010 Quarters was (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Stock Based Compensation Expense	$1.5	$1.4	$2.8	$3.0

Restricted and Unrestricted Shares

The total fair value of prior period shares vested during the 2011 Period is $28,800; no shares vested during the 2011 Quarter. As of June 30, 2011, there are no remaining unvested restricted shares granted under prior LTIPs.

During the 2011 Period, 10,822 restricted shares, with a total fair value of $0.3 million, were granted under the New STIP to officers for the portion of the New STIP award subject only to service conditions. We value these awards based on the fair market value on the date of grant. As of June 30, 2011, the total unamortized value of these unvested share awards was $295,200, which we expect to recognize as compensation expense over a weighted average period of thirty months. As of June 30, 2011, the future expected expense related to restricted shares with performance conditions, estimated based on the probable number of restricted shares expected to be awarded under the New STIP, totaled $1.0 million, which we expect to recognize as compensation cost over a weighted average period of 30 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the New LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,016	$1,016
Absolute TSR	$348	$348

The unamortized value of these awards with market conditions as of June 30, 2011 was as follows (in thousands):

	Unamortized Value at June 30, 2011
	Restricted	Unrestricted
Relative TSR	$918	$884
Absolute TSR	$314	$302

We expect to recognize these unamortized values as compensation expense over a weighted average life of 42 months for the restricted shares and 30 months for the unrestricted shares.

Restricted Share Units

Restricted share units granted to officers and non-officers in prior periods continue to vest in the current year. The total fair value of restricted share units vested during the 2011 Quarter is zero and during the Period is $247,100. In connection with the adoption of new executive incentive plans, on February 17, 2011, all performance share units were converted into a fixed number of restricted share units. The total number of restricted share units awarded was 89,000 and 65,400, which vest on December 31, 2011 and December 31, 2012, respectively. The value of unvested restricted share units at June 30, 2011 was $5.0 million, which we expect to recognize as compensation cost over a weighted average period of 28 months. As of June 30, 2011, the future expected expense related to restricted share units with performance conditions expected to be awarded to non-officers in December 2011 is $1.1 million, which we expect to recognize as compensation cost over a weighted average period of 30 months.

Options

WRIT still has options outstanding from the 2001 Stock Option Plan and Stock Option Plan for Trustees. The 114,403 options outstanding at June 30, 2011, all of which are exercisable, have exercise prices between $24.85 and $33.09, with a weighted-average exercise price of $27.23 and a weighted average remaining contractual life of 1.8 years. The aggregate intrinsic value of outstanding exercisable shares at June 30, 2011 was $0.6 million. There were 31,582 options exercised in the 2011 Period, with an aggregate intrinsic value of $0.2 million.

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

Level 1: Quoted Prices in Active Markets for Identical Assets

Level 2: Significant Other Observable Inputs

Level 3: Significant Unobservable Inputs

The only assets or liabilities we had at June 30, 2011 and December 31, 2010 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at June 30, 2011 and December 31, 2010 are as follows (in millions):

	June 30, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1.8	$—	$1.8	$—	$1.7	$—	$1.7	$—
Liabilities:
Derivatives	$0.6	$—	$0.6	$—	$1.5	$—	$1.5	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2011 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2011.

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

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$42,886	$42,886	$78,767	$78,767
Restricted cash	$23,550	$23,550	$21,552	$21,552
2445 M Street note receivable	$6,716	$7,895	$7,090	$8,048
Mortgage notes payable	$378,469	$405,771	$380,171	$399,282
Lines of credit payable	$245,000	$245,000	$100,000	$100,000
Notes payable	$659,934	$701,549	$753,587	$785,637

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our long-term incentive share units under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units and 3.875% convertible notes were anti-dilutive for the 2011 and 2010 Quarters and Periods and are not included in our earnings per share calculations.

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$7,739	$6,094	$12,885	$10,460
Less: Net income attributable to noncontrolling interests	(34)	(27)	(57)	(76)
Allocation of undistributed earnings to unvested restricted share awards and units	(38)	(50)	(83)	(77)

Adjusted income from continuing operations attributable to the controlling interests	7,667	6,017	12,745	10,307
Income (loss) from discontinued operations, including gain on sale of real estate, net of taxes	(1,183)	8,927	(1,641)	9,826

Adjusted net income attributable to the controlling interests	$6,484	$14,944	$11,104	$20,133

Denominator:
Weighted average shares outstanding – basic	65,954	61,171	65,920	60,538
Effect of dilutive securities:
Employee stock options and restricted share awards	35	116	28	111

Weighted average shares outstanding – diluted	65,989	61,287	65,948	60,649

Earnings per common share, basic:
Continuing operations	$0.12	$0.10	$0.19	$0.17
Discontinued operations	($0.02)	$0.14	($0.02)	$0.16

	$0.10	$0.24	$0.17	$0.33

Earnings per common share, diluted:
Continuing operations	$0.12	$0.10	$0.19	$0.17
Discontinued operations	($0.02)	$0.14	($0.02)	$0.16

	$0.10	$0.24	$0.17	$0.33

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

The following tables present revenues and net operating income for the 2011 and 2010 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended June 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$35,936	$11,519	$12,237	$12,709	$8,169	$—	$80,570
Real estate expenses	12,124	3,421	3,619	4,859	2,191	—	26,214

Net operating income	$23,812	$8,098	$8,618	$7,850	$5,978	$—	$54,356

Depreciation and amortization							(25,459)
Interest expense							(17,097)
General and administrative							(4,049)
Acquisition costs							(322)
Other income							310
Discontinued operations:
Income tax expense							(1,173)
Loss from discontinued operations							(10)

Net income							6,556
Less: Net income attributable to noncontrolling interests							(34)

Net income attributable to the controlling interests							$6,522

Capital expenditures	$3,367	$1,288	$1,030	$766	$258	$126	$6,835

Total assets	$991,238	$352,242	$308,655	$236,358	$223,536	$75,147	$2,187,176

	Quarter Ended June 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$31,422	$11,288	$10,200	$11,914	$7,578	$—	$72,402
Real estate expenses	10,427	3,603	2,566	4,523	2,053	—	23,172

Net operating income	$20,995	$7,685	$7,634	$7,391	$5,525	$—	$49,230

Depreciation and amortization							(22,720)
Interest expense							(16,785)
General and administrative							(3,519)
Acquisition costs							(409)
Other income							297
Gain on sale of real estate							7,942
Income from discontinued operations							985

Net income							15,021
Less: Net income attributable to noncontrolling interests							(27)

Net income attributable to the controlling interests							$14,994

Capital expenditures	$2,799	$1,960	$287	$498	$62	$103	$5,709

Total assets	$968,631	$357,696	$222,972	$233,976	$242,025	$41,540	$2,066,840

	Period Ended June 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$70,039	$22,650	$24,384	$25,202	$16,450	$—	$158,725
Real estate expenses	23,612	7,090	7,161	9,687	4,752	—	52,302

Net operating income	$46,427	$15,560	$17,223	$15,515	$11,698	$—	$106,423

Depreciation and amortization							(50,209)
Interest expense							(34,223)
General and administrative							(7,751)
Acquisition costs							(1,971)
Other income							616
Discontinued operations:
Income tax expense							(1,173)
Loss from discontinued operations							(468)

Net income							11,244
Less: Net income attributable to noncontrolling interests							(57)

Net income attributable to the controlling interests							$11,187

Capital expenditures	$5,833	$1,957	$1,471	$641	$497	$231	$10,630

	Period Ended June 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$62,395	$22,703	$20,701	$23,756	$16,398	$—	$145,953
Real estate expenses	21,202	7,554	5,850	9,626	5,109	—	49,341

Net operating income	$41,193	$15,149	$14,851	$14,130	$11,289	$—	$96,612

Depreciation and amortization							(45,307)
Interest expense							(33,623)
General and administrative							(7,302)
Acquisition costs							(464)
Other income							586
Gain (loss) on extinguishment of debt, net							(42)
Gain on sale of real estate							7,942
Income from discontinued operations							1,884

Net income							20,286
Less: Net income attributable to noncontrolling interests							(76)

Net income attributable to the controlling interests							$20,210

Capital expenditures	$5,124	$2,722	$205	$731	$290	$164	$9,236

NOTE 11: SUBSEQUENT EVENTS

On July 1, 2011 we executed an unsecured credit facility agreement that replaces and expands Credit Facility No. 2 from $262.0 million to $400.0 million, with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. The new unsecured line of credit matures on July 1, 2014 with a one-year extension option and currently bears interest at a rate of LIBOR plus a margin of 122.5 basis points.

On August 5, 2011, we executed five separate contracts for the sale at a gain of our industrial segment for an aggregate purchase price of $350.0 million. The sales are expected to close in five separate settlements with the same buyer during the third and fourth quarters of 2011. Included in these sales are all properties in our industrial segment, as well as two office properties, Albemarle Point and the Crescent.

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

We refer to the three months ended June 30, 2011 and June 30, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively, and the six months ended June 30, 2011 and June 30, 2010 as the “2011 Period” and the “2010 Period”, respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2011 Quarter to the 2010 Quarter and the 2011 Period to the 2010 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2011, we owned a diversified portfolio of 86 properties, totaling approximately 10.8 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 86 properties consisted of 26 office properties, 16 industrial/flex properties, 18 medical office properties, 15 retail centers and 11 multifamily properties.

Operating Results

Our results of operations were as follows (in thousands):

	2011 Quarter	2010 Quarter	$ Change	% Change
Real estate rental revenue	$80,570	$72,402	$8,168	11.3%
NOI (1)	$54,356	$49,230	$5,126	10.4%
Net income attributable to the controlling interests	$6,522	$14,994	$(8,472)	(56.5%)
FFO (2)	$33,154	$30,721	$2,433	7.9%

(1)	See page 26 of the MD&A for reconciliations of NOI to net income.
(2)	See page 43 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to acquisitions made during the past year. NOI for the same-store portfolio has been flat, with higher rental rates and lower operating expenses offset by lower occupancy. The lower occupancy reflects continued difficulties in leasing vacant commercial space.

The decrease in net income attributable to the controlling interests is due to the gain on sale of the Parklawn Portfolio during the 2010 Quarter.

Investment and Sales Activity

We executed the sale of Dulles Station, Phase I, for a contract sale price of $58.8 million during the 2011 Quarter. We also purchased land in Arlington, Virginia for a multifamily development as part of a joint venture of which WRIT is a 90% owner. We are currently exploring the marketplace for potential acquisitions during the remainder of 2011, continuing with our stated acquisition strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics.

On August 5, 2011, we executed five separate contracts for the sale of our industrial segment at a gain for an aggregate purchase price of $350.0 million. The sales are expected to close in five separate settlements with the same buyer during the third and fourth quarters of 2011. Included in these sales are all properties in our industrial segment, as well as two office properties, Albemarle Point and the Crescent.

Capital Requirements

Subsequent to the end of the 2011 Quarter, we replaced and extended Credit Facility No. 2, increasing its size from $262.0 million to $400.0 million. The new facility matures July 1, 2014 with a one-year extension option, bears interest at a rate of LIBOR plus a margin of 122.5 basis points and has an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments.

As of June 30, 2011, our unsecured lines of credit had $245.0 million in borrowings outstanding and $1.7 million in letters of credit issued, leaving, with the new facility, a remaining borrowing capacity of $228.3 million.

We repaid the remaining $93.9 million of our 5.95% unsecured notes during the 2011 Quarter, and have a combined $14.0 million of unsecured and mortgage notes payable that mature during the remainder of 2011. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.

Significant Transactions

We summarize below our significant transactions during the 2011 and 2010 Periods:

2011 Period

•	The disposition of Dulles Station, Phase I, a 180,000 square foot office building in Herndon, Virginia for a contract sales price of $58.8 million.

•	The acquisition of two office buildings for $127.3 million, adding approximately 314,000 square feet. We incurred $1.6 million in acquisition costs related to these purchase transactions.

•

The acquisition of approximately 37,000 square feet of land in Arlington, Virginia for $11.8 million through a consolidated joint venture of which WRIT is a 90% owner. The joint venture intends to develop a 150 unit mid-rise apartment community on this land.

•

The execution of new leases for 0.8 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 5.4% over expiring leases.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2011 and 2010 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Minimum base rent	$70,039	$63,287	$6,752	10.7%	$138,779	$126,263	$12,516	9.9%
Recoveries from tenants	8,291	7,729	562	7.3%	16,138	16,984	(846)	(5.0%)
Provisions for doubtful accounts	(879)	(1,321)	442	33.5%	(2,504)	(2,867)	363	12.7%
Lease termination fees	263	133	130	97.7%	547	448	99	22.1%
Parking and other tenant charges	2,856	2,574	282	11.0%	5,765	5,125	640	12.5%

	$80,570	$72,402	$8,168	11.3%	$158,725	$145,953	$12,772	8.8%

Minimum Base Rent: Minimum base rent from acquisitions ($6.2 million) and a $0.6 million increase from same-store properties caused the $6.8 million increase in the 2011 Quarter. The same-store increase was due to higher rental rates ($1.3 million), partially offset by lower occupancy ($0.7 million).

Minimum base rent from acquisitions ($11.8 million) and a $0.7 million increase from same-store properties caused the $12.5 million increase in the 2011 Period. The same-store increase was primarily due to higher rental rates ($2.9 million) partially offset by lower occupancy ($1.9 million).

Recoveries from Tenants: Recoveries from tenants increased by $0.6 million in the 2011 Quarter due primarily to acquisitions.

Recoveries from tenants decreased by $0.8 million in the 2011 Period due to lower reimbursements for real estate taxes ($0.9 million), operating expenses ($0.4 million) and common area maintenance ($0.4 million) at same-store properties, partially offset by reimbursements from tenants at acquisitions ($0.9 million). Lower occupancy across the commercial properties, lower property tax assessments and lower snow removal costs caused the decreases at same-store properties.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.4 million in the 2011 Quarter due to lower provisions in the office ($0.4 million) and industrial ($0.1 million) segments, partially offset by higher provisions in the retail segment ($0.2 million).

Provisions for doubtful accounts decreased by $0.4 million in the 2011 Period due primarily to lower provisions in the office ($0.7 million) and industrial ($0.3 million) segments, partially offset by higher provisions in the retail ($0.4 million) and medical office ($0.2 million) segments.

Lease Termination Fees: Lease termination fees increased in the 2011 Quarter and Period, primarily in the industrial segment.

Parking and Other Tenant Charges: Parking and other tenant charges from acquisitions primarily caused the $0.3 million increase in the 2011 Quarter.

Higher parking income ($0.2 million) and antenna rents ($0.1 million) from same-store properties and parking income from acquisitions ($0.2 million) caused the $0.6 million increase in parking and other tenant charges in the 2011 Period.

A summary of occupancy for properties classified as continuing operations by segment follows:

	As of June 30,
	2011	2010	Change
Office	88.7%	90.6%	(1.9%)
Medical Office	87.3%	88.0%	(0.7%)
Retail	92.0%	94.4%	(2.4%)
Multifamily	95.6%	95.0%	0.6%
Industrial	78.4%	79.3%	(0.9%)

Total	87.9%	89.0%	(1.1%)

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.

Our overall decrease in occupancy reflects the difficulties in leasing vacant space at our commercial properties, partially offset by improved leasing activity in our multifamily segment.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Property operating expenses	$18,667	$15,911	$2,756	17.3%	$37,086	$34,826	$2,260	6.5%
Real estate taxes	7,547	7,261	286	3.9%	15,216	14,515	701	4.8%

	$26,214	$23,172	$3,042	13.1%	$52,302	$49,341	$2,961	6.0%

Real estate expenses as a percentage of revenue were 32.5% and 32.0% for the 2011 and 2010 Quarters, respectively, and 33.0% and 33.8% for the 2011 and 2010 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses from acquisitions ($1.3 million), the write-off of receivables ($0.7 million) due to the liquidation of a large retail tenant in bankruptcy and higher repairs and maintenance costs at same-store properties ($0.3 million) primarily caused the $2.8 million increase in the 2011 Quarter.

Property operating expenses from acquisitions ($2.5 million), the write-off of receivables ($0.7 million) due to the liquidation of a large retail tenant and higher repairs and maintenance costs ($0.4 million) at same-store properties, partially offset by lower snow removal costs ($1.4 million) at same-store properties, primarily caused the $2.3 million increase in the 2011 Period.

Real Estate Taxes: Real estate taxes on acquisitions ($0.8 million) offset by lower assessments on same-store properties ($0.5 million) caused the $0.3 million increase in the 2011 Quarter.

Real estate taxes on acquisitions ($1.5 million) offset by lower assessments on same-store properties ($0.8 million) caused the $0.7 million increase in the 2011 Period.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Depreciation and amortization	$25,459	$22,720	$2,739	12.1%	$50,209	$45,307	$4,902	10.8%
Interest expense	17,097	16,785	312	1.9%	34,223	33,623	600	1.8%
Acquisition costs	322	409	(87)	(21.3%)	1,971	464	1,507	324.8%
General and administrative	4,049	3,519	530	15.1%	7,751	7,302	449	6.1%

	$46,927	$43,433	$3,494	8.0%	$94,154	$86,696	$7,458	8.6%

Depreciation and Amortization: Depreciation and amortization expense from acquisitions ($3.5 million), partially offset by lower depreciation and amortization expense at same-store properties ($0.8 million), caused the $2.7 million increase in the 2011 Quarter.

Depreciation and amortization expense from acquisitions ($6.7 million), partially offset by lower depreciation and amortization expense at same-store properties ($1.8 million), caused the $4.9 million increase in the 2011 Period.

The lower depreciation and amortization expense at same-store properties is primarily due to lower amortization of intangible assets associated with the acquisition of properties.

Interest Expense: A summary of interest expense by debt type for the 2011 and 2010 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Notes payable	$10.3	$10.3	$—	—	$20.8	$20.5	$0.3	1.5%
Mortgages	5.8	6.0	(0.2)	(3.3%)	11.6	11.9	(0.3)	(2.5%)
Lines of credit/short-term note payable	1.1	0.9	0.2	22.2%	2.0	1.9	0.1	5.3%
Capitalized interest	(0.1)	(0.4)	0.3	75.0%	(0.2)	(0.7)	0.5	71.4%

Total	$17.1	$16.8	$0.3	1.8%	$34.2	$33.6	$0.6	1.8%

Acquisition Costs: Acquisition costs increased by $1.5 million for the 2011 Period due to the acquisitions of 1140 Connecticut Avenue and 1227 25th Street during the first quarter of 2011.

General and Administrative Expense: General and administrative expense increased by $0.5 million in the 2011 Quarter due to annual salary increases ($0.2 million) and higher estimates of incentive compensation ($0.3 million).

General and administrative expense increased by $0.4 million in the 2011 Period primarily due to annual salary increases.

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2011 and 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In millions)

April 5, 2011	Dulles Station, Phase I	Office	180,000	$58.8

June 18, 2010	Parklawn Portfolio[1]	Office/Industrial	229,000	$23.4
December 21, 2010	The Ridges	Office	104,000	27.5

December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23.0

		2010 Total	638,000	$73.9

[1]	The Parklawn Portfolio is comprised of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$45	$3,521	$(3,476)	(98.7%)	$1,177	$7,309	$(6,132)	(83.9%)
Property expenses	(55)	(1,359)	1,304	96.0%	(547)	(3,001)	2,454	81.8%
Real estate impairment	—	—	—	—	(599)	—	(599)	—
Depreciation and amortization	—	(949)	949	100.0%	(499)	(1,970)	1,471	74.7%
Interest expense	—	(228)	228	100.0%	—	(454)	454	100.0%

Total	$(10)	$985	$(995)	(101.0%)	$(468)	$1,884	$(2,352)	(124.8%)

The small loss from discontinued operations during the 2011 Quarter reflects the sale of Dulles Station, Phase I early in the quarter.

With the application of available net operating loss carryforwards, we recognized $1.2 million in net federal and state income tax liabilities during the 2011 Quarter in connection with the sale of Dulles Station, Phase I.

The $0.5 million loss from discontinued operations during the 2011 Period includes a $0.6 million impairment of real estate at Dulles Station, Phase I, which reduced the property’s carrying amount to its fair value.

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

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$73,081	$71,716	$1,365	1.9%
Non-same-store (1)	7,489	686	6,803	991.7%

Total real estate rental revenue	$80,570	$72,402	$8,168	11.3%

Real Estate Expenses
Same-store	$23,833	$22,909	$924	4.0%
Non-same-store (1)	2,381	263	2,118	805.3%

Total real estate expenses	$26,214	$23,172	$3,042	13.1%

NOI
Same-store	$49,248	$48,807	$441	0.9%
Non-same-store (1)	5,108	423	4,685	1,107.6%

Total NOI	$54,356	$49,230	$5,126	10.4%

Reconciliation to Net Income
NOI	$54,356	$49,230
Acquisition costs	(322)	(409)
Other income	310	297
Interest expense	(17,097)	(16,785)
Depreciation and amortization	(25,459)	(22,720)
General and administrative expenses	(4,049)	(3,519)
Discontinued operations:
Gain sale of real estate	—	7,942
Income tax expense	(1,173)	—
Income (loss) from operations of properties sold or held for sale (2)	(10)	985

Net income	6,556	15,021
Less: Net income attributable to noncontrolling interests	(34)	(27)

Net income attributable to the controlling interests	$6,522	$14,994

	Quarters Ended June 30,
Occupancy	2011	2010
Same-store	88.1%	89.4%
Non-same-store (1)	85.3%	76.1%

Total	87.9%	89.0%

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 Office acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2010 Retail acquisition – Gateway Overlook

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 disposition – Dulles Station, Phase I

2010 dispositions – Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges,

Ammendale I&II and Amvax

Real estate rental revenue from same-store properties increased by $1.4 million in the 2011 Quarter primarily due to higher rental rates ($1.3 million) and lower reserves for uncollectible revenue ($0.5 million), partially offset by lower occupancy ($0.7 million).

Real estate expenses from same-store properties increased by $0.9 million in the 2011 Quarter primarily due to the write-off of receivables ($0.7 million) due to the announced liquidation of a large retail tenant in bankruptcy.

The decrease in same-store occupancy was the result of difficulties in leasing vacant space in the office, medical office, retail and industrial segments, partially offset by higher occupancy in the multifamily segment. The increase in non-same-store occupancy reflects the acquisitions made during the 2011 Period and 2010. Lansdowne Medical Office Building, which was vacant upon acquisition in 2009, was 26.7% leased as of the end of the 2011 Quarter. During the 2011 Quarter, 62.6% of the commercial square footage expiring was renewed as compared to 49.0% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 414,300 commercial square feet at an average rental rate of $24.43 per square foot, an increase of 11.0%, with average tenant improvements and leasing costs of $21.91 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$30,533	$30,747	$(214)	(0.7%)
Non-same-store (1)	5,403	675	4,728	700.4%

Total real estate rental revenue	$35,936	$31,422	$4,514	14.4%

Real Estate Expenses
Same-store	$10,297	$10,275	$22	0.2%
Non-same-store (1)	1,827	152	1,675	1,102.0%

Total real estate expenses	$12,124	$10,427	$1,697	16.3%

NOI
Same-store	$20,236	$20,472	$(236)	(1.2%)
Non-same-store (1)	3,576	523	3,053	583.7%

Total NOI	$23,812	$20,995	$2,817	13.4%

Occupancy	2011	2010
Same-store	88.1%	89.9%
Non-same-store (1)	92.6%	100.0%

Total	88.7%	90.6%

(1)	Non-same-store properties include:

2011 acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Real estate rental revenue from same-store properties decreased by $0.2 million in the 2011 Quarter due to lower occupancy ($0.6 million), partially offset by lower reserves for uncollectible revenue ($0.4 million).

Real estate expenses from same-store properties slightly increased as higher repairs and maintenance ($0.2 million) and operating supplies and services costs ($0.1 million) were offset by lower real estate taxes ($0.3 million) due to lower assessments across the portfolio.

The decrease in same-store occupancy was primarily due to the non-renewal of a major tenant at Monument II, partially offset by higher occupancy at One Central Plaza. The non-same-store occupancy of 92.6% reflects high occupancy at Quantico Corporate Center and 1140 Connecticut Avenue, partially offset by 1227 25th Street, which was 71.9% occupied at the end of the 2011 Quarter. During the 2011 Quarter, 65.2% of the square footage that expired was renewed compared to 51.8% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases for 217,500 square feet of office space at an average rental rate of $26.87 per square foot, an increase of 12.1%, with average tenant improvements and leasing costs of $29.14 per square foot.

Medical Office Segment:

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,380	$11,277	$103	0.9%
Non-same-store (1)	139	11	128	1,163.6%

Total real estate rental revenue	$11,519	$11,288	$231	2.0%

Real Estate Expenses
Same-store	$3,267	$3,492	$(225)	(6.4%)
Non-same-store (1)	154	111	43	38.7%

Total real estate expenses	$3,421	$3,603	$(182)	(5.1%)

NOI
Same-store	$8,113	$7,785	$328	4.2%
Non-same-store (1)	(15)	(100)	85	85.0%

Total NOI	$8,098	$7,685	$413	5.4%

Occupancy	2011	2010
Same-store	91.7%	94.1%
Non-same-store (1)	25.8%	1.8%

Total	87.3%	88.0%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue from same-store properties increased by $0.1 million in 2011 Quarter due to higher rental rates ($0.4 million), partially offset by lower occupancy ($0.2 million) and lower reimbursements for real estate taxes ($0.1 million).

Real estate expenses from same-store properties decreased by $0.2 million in the 2011 Quarter due to recoveries of bad debt.

The decrease in same-store occupancy was driven by lower occupancy at Woodholme Medical Center and 8503 Arlington Boulevard. The increase in non-same-store occupancy to 25.8% in the 2011 Quarter reflects the continued lease-up of Lansdowne Medical Office Building, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2011 Quarter, 63.1% of the square footage that expired was renewed compared to 60.4% in the 2010 Quarter. During the 2011 Quarter, we executed new leases (excluding first generation leases) for 61,400 square feet of medical office space at an average rental rate of $36.13, an increase of 17.5%, with average tenant improvements and leasing costs of $26.24 per square foot.

Retail Segment:

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$10,290	$10,200	$90	0.9%
Non-same-store (1)	1,947	—	1,947	—

Total real estate rental revenue	$12,237	$10,200	$2,037	20.0%

Real Estate Expenses
Same-store	$3,219	$2,566	$653	25.4%
Non-same-store (1)	400	—	400	—

Total real estate expenses	$3,619	$2,566	$1,053	41.0%

NOI
Same-store	$7,071	$7,634	$(563)	(7.4%)
Non-same-store (1)	1,547	—	1,547	—

Total NOI	$8,618	$7,634	$984	12.9%

Occupancy	2011	2010
Same-store	92.3%	94.4%
Non-same-store (1)	90.0%	—

Total	92.0%	94.4%

(1)	Non-same-store properties include:

2010 acquisition – Gateway Overlook

Real estate rental revenue from same-store properties increased by $0.1 million in the 2011 Quarter due to higher rental rates ($0.2 million) partially offset by higher reserves for uncollectible revenue ($0.1 million).

Real estate expenses from same-store properties increased by $0.7 million in the 2011 Quarter due to the write-off of receivables due to the announced liquidation of a large tenant in bankruptcy at the Centre at Hagerstown.

The decrease in same-store occupancy was driven by lower occupancy at the Centre at Hagerstown and Frederick Crossing. The non-same-store occupancy of 90.0% reflects the acquisition of Gateway Overlook in 2010. During the 2011 Quarter, 57.7% of the square footage that expired was renewed compared to 72.5% in the 2010 Quarter. During the 2011 Quarter, we executed new leases for 38,500 square feet of retail space at an average rental rate of $25.88, an increase of 9.3%, with average tenant improvements and leasing costs of $13.89 per square foot.

Multifamily Segment:

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$12,709	$11,914	$795	6.7%

Real Estate Expenses
Total	$4,859	$4,523	$336	7.4%

NOI
Total	$7,850	$7,391	$459	6.2%

Occupancy	2011	2010
Total	95.6%	95.0%

Real estate rental revenue increased by $0.8 million in the 2011 Quarter due primarily to higher rental rates ($0.4 million), lower rent abatements ($0.1 million) and higher occupancy ($0.1 million).

Real estate expenses increased by $0.3 million in the 2011 Quarter due primarily to higher administrative ($0.1 million), utilities ($0.1 million) and repairs and maintenance ($0.1 million) costs.

The increase in occupancy was driven by higher occupancy at Roosevelt Towers and Clayborne Apartments, partially offset by lower occupancy at Kenmore Apartments.

Industrial Segment:

	Quarters Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$8,169	$7,578	$591	7.8%

Real Estate Expenses
Total	$2,191	$2,053	$138	6.7%

NOI
Total	$5,978	$5,525	$453	8.2%

Occupancy	2011	2010
Total	78.4%	79.3%

Real estate rental revenue increased by $0.6 million in the 2011 Quarter due primarily to higher common area maintenance reimbursements ($0.2 million), higher lease termination fees ($0.2 million), higher rental rates ($0.1 million) and lower reserves for uncollectible revenue ($0.1 million).

Real estate expenses increased by $0.1 million in the 2011 Quarter as compared to the 2010 Quarter due to lower recoveries of bad debt.

The decrease in occupancy was driven by lower occupancy at Fullerton Industrial Center and 9950 Business Parkway. During the 2011 Quarter, 59.5% of the square footage that expired was renewed compared to 7.6% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases for 96,900 square feet of industrial space at an average rental rate of $10.96, a decrease of 3.8%, with average tenant improvements and leasing costs of $6.10 per square foot.

2011 Period Compared to 2010 Period

The following tables of selected operating data provide the basis for our discussion of NOI in the 2011 Period compared to the 2010 Period. Occupancy data is not presented because the results are unchanged from the quarterly data presented in the previous section. All amounts are in thousands except percentage amounts.

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$145,176	$145,266	$(90)	(0.1%)
Non-same-store (1)	13,549	687	12,862	1,872.2%

Total real estate rental revenue	$158,725	$145,953	$12,772	8.8%

Real Estate Expenses
Same-store	$47,878	$48,938	$(1,060)	(2.2%)
Non-same-store (1)	4,424	403	4,021	997.8%

Total real estate expenses	$52,302	$49,341	$2,961	6.0%

NOI
Same-store	$97,298	$96,328	$970	1.0%
Non-same-store (1)	9,125	284	8,841	3,113.0%

Total NOI	$106,423	$96,612	$9,811	10.2%

Reconciliation to Net Income
NOI	$106,423	$96,612
Acquisition costs	(1,971)	(464)
Other income	616	586
Interest expense	(34,223)	(33,623)
Depreciation and amortization	(50,209)	(45,307)
General and administrative expenses	(7,751)	(7,302)
Gain (loss) on extinguishment of debt	—	(42)
Discontinued operations:
Gain sale of real estate	—	7,942
Income tax expense	(1,173)	—
Income (loss) from operations of properties sold or held for sale (2)	(468)	1,884

Net income	11,244	20,286
Less: Net income attributable to noncontrolling interests	(57)	(76)

Net income attributable to the controlling interests	$11,187	$20,210

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 Office acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2010 Retail acquisition – Gateway Overlook

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 disposition – Dulles Station, Phase I

2010 dispositions – Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges,

Ammendale I&II and Amvax

Real estate rental revenue from same-store properties decreased by $0.1 million in the 2011 Period due to lower occupancy ($1.9 million), lower common area maintenance reimbursements ($0.9 million) and lower real estate tax reimbursements ($0.9 million), partially offset by higher rental rates ($2.9 million), lower reserves for uncollectible revenue ($0.4 million) and higher parking income ($0.2 million). The decreases in reimbursements were caused by lower occupancy, lower snow removal costs and lower property tax assessments.

Real estate expenses from same-store properties decreased by $1.1 million in the 2011 Period due to lower snow removal costs ($1.4 million) and lower real estate taxes ($0.8 million), partially offset by a write-off of receivables from a major retail tenant ($0.7 million) and higher repairs and maintenance costs ($0.4 million).

During the 2011 Period, 69.0% of the commercial square footage expiring was renewed as compared to 56.2% in the 2010 Period, excluding properties sold or classified as held for sale. During the 2011 Period, we executed new leases (excluding first generation leases at recently-built properties) for 830,600 commercial square feet at an average rental rate of $22.48 per square foot, an increase of 5.4%, with average tenant improvements and leasing costs of $14.26 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$60,606	$61,719	$(1,113)	(1.8%)
Non-same-store (1)	9,433	676	8,757	1,295.4%

Total real estate rental revenue	$70,039	$62,395	$7,644	12.3%

Real Estate Expenses
Same-store	$20,465	$21,049	$(584)	(2.8%)
Non-same-store (1)	3,147	153	2,994	1,956.9%

Total real estate expenses	$23,612	$21,202	$2,410	11.4%

NOI
Same-store	$40,141	$40,670	$(529)	(1.3%)
Non-same-store (1)	6,286	523	5,763	1,101.9

Total NOI	$46,427	$41,193	$5,234	12.7%

(1)	Non-same-store properties include:

2011 acquisitions – 1140 Connecticut Avenue and 1227 25th Street

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Real estate rental revenue from same-store properties decreased by $1.1 million in the 2011 Period primarily due to lower occupancy ($1.4 million) and lower real estate tax ($0.5 million) and operating expense ($0.3 million) reimbursements, partially offset by higher rental rates ($0.7 million) and lower reserves for uncollectible revenue ($0.7 million).

Real estate expenses from same-store properties decreased by $0.6 million in the 2011 Period primarily due to lower real estate taxes.

During the 2011 Period, 61.0% of the square footage that expired was renewed compared to 56.9% in the 2010 Period, excluding properties sold or classified as held for sale. During the 2011 Period, we executed new leases for 355,600 square feet of office space at an average rental rate of $28.47 per square foot, an increase of 6.0%, with average tenant improvements and leasing costs of $21.01 per square foot.

Medical Office Segment:

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$22,403	$22,692	$(289)	(1.3%)
Non-same-store (1)	247	11	236	2,145.5%

Total real estate rental revenue	$22,650	$22,703	$(53)	(0.2%)

Real Estate Expenses
Same-store	$6,785	$7,304	$(519)	(7.1%)
Non-same-store (1)	305	250	55	22.0%

Total real estate expenses	$7,090	$7,554	$(464)	(6.1%)

NOI
Same-store	$15,618	$15,388	$230	1.5%
Non-same-store (1)	(58)	(239)	181	75.7%

Total NOI	$15,560	$15,149	$411	2.7%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue from same-store properties decreased by $0.3 million in 2011 Period due to lower occupancy ($0.4 million), higher reserves for uncollectible revenue ($0.2 million) and lower operating expense ($0.2 million) and real estate tax ($0.2 million) reimbursements, partially offset by higher rental rates ($0.8 million).

Real estate expenses from same-store properties decreased by $0.5 million in the 2011 Period primarily due to lower snow removal costs ($0.2 million) and recoveries of bad debt ($0.2 million).

During the 2011 Period, 73.8% of the square footage that expired was renewed compared to 55.7% in the 2010 Period. During the 2011 Period, we executed new leases (excluding first generation leases) for 104,700 square feet of medical office space at an average rental rate of $36.59, an increase of 15.6%, with average tenant improvements and leasing costs of $24.13 per square foot.

Retail Segment:

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$20,515	$20,701	$(186)	(0.9%)
Non-same-store (1)	3,869	—	3,869	—

Total real estate rental revenue	$24,384	$20,701	$3,683	17.8%

Real Estate Expenses
Same-store	$6,189	$5,850	$339	5.8%
Non-same-store (1)	972	—	972	—

Total real estate expenses	$7,161	$5,850	$1,311	22.4%

NOI
Same-store	$14,326	$14,851	$(525)	(3.5%)
Non-same-store (1)	2,897	—	2,897	—

Total NOI	$17,223	$14,851	$2,372	16.0%

(1)	Non-same-store properties include:

2010 acquisition – Gateway Overlook

Real estate rental revenue from same-store properties decreased by $0.2 million in the 2011 Period primarily due to higher reserves for uncollectible revenue ($0.4 million), partially offset by higher rental rates ($0.3 million).

Real estate expenses from same-store properties increased by $0.3 million in the 2011 Period primarily due to the write-off of receivables due to the announced liquidation of a large tenant in bankruptcy at the Centre at Hagerstown ($0.7 million), partially offset by lower snow removal costs ($0.5 million).

During the 2011 Period, 97.7% of the square footage that expired was renewed compared to 78.4% in the 2010 Period. During the 2011 Period, we executed new leases for 117,200 square feet of retail space at an average rental rate of $19.57, an increase of 7.1%, with average tenant improvements and leasing costs of $5.23 per square foot.

Multifamily Segment:

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$25,202	$23,756	$1,446	6.1%

Real Estate Expenses
Total	$9,687	$9,626	$61	0.6%

NOI
Total	$15,515	$14,130	$1,385	9.8%

Real estate rental revenue increased by $1.4 million in the 2011 Period due primarily to higher rental rates ($0.8 million), lower rent abatements ($0.3 million) and higher occupancy ($0.2 million).

Real estate expenses increased by $0.1 million in the 2011 Period due primarily to lower snow removal costs.

Industrial Segment:

	Periods Ended June 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$16,450	$16,398	$52	0.3%

Real Estate Expenses
Total	$4,752	$5,109	$(357)	(7.0%)

NOI
Total	$11,698	$11,289	$409	3.6%

Real estate rental revenue increased by $0.1 million in the 2011 Period due primarily to higher rental rates ($0.3 million), lower reserves for uncollectible revenue ($0.3 million) and higher lease termination fees ($0.3 million), partially offset by lower occupancy ($0.5 million) and lower common area maintenance reimbursements ($0.3 million).

Real estate expenses decreased by $0.4 million in the 2011 Period due primarily to lower snow removal costs.

During the 2011 Period, 59.8% of the square footage that expired was renewed compared to 29.5% in the 2010 Period, excluding properties sold or classified as held for sale. During the 2011 Period, we executed new leases for 253,100 square feet of industrial space at an average rental rate of $9.57, a decrease of 10.6%, with average tenant improvements and leasing costs of $4.88 per square foot.

Liquidity and Capital Resources

Capital Structure

During 2011, we expect that we will have the following capital requirements. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Capital to refinance the $14.0 million of remaining 2011 maturities on our mortgage notes payable and unsecured notes payable;

•

Approximately $35.0 - $45.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $25.0 - $30.0 million to invest in our development projects;

•	Approximately $182.4 million to fund our known property acquisitions, including $127.3 million of acquisitions that closed in the 2011 Period; and

•	Funding for potential property acquisitions throughout the remainder of 2011, potentially offset by a portion of the proceeds from the expected sale of the industrial segment.

Debt Financing

Our total debt at June 30, 2011 and December 31, 2010 is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Fixed rate mortgages	$378,469	$380,171
Unsecured credit facilities	245,000	100,000
Unsecured notes payable	659,934	753,587

	$1,283,403	$1,233,758

Mortgage Debt

At June 30, 2011, our $378.5 million in fixed rate mortgages, which includes a net $6.4 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.4 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary external source of liquidity is our two revolving credit facilities.

Credit Facility No. 1 is a $75.0 million unsecured credit facility set to expire in June 2012. We had $74.0 million outstanding and $0.8 million in letters of credit issued as of June 30, 2011, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2012. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 was a four-year $262.0 million unsecured credit facility expiring in November 2011. We had $171.0 million outstanding and $0.9 million in letters of credit issued as of June 30, 2011, related to Credit Facility No. 2. On July 1, 2011 we executed an unsecured credit facility agreement that replaces and expands Credit Facility No. 2 from $262.0 million to $400.0 million, with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 122.5 basis points. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.15% per annum. These fees are payable quarterly. All outstanding advances are due and payable upon maturity in July 2014 with a one-year extension option.

An interest rate swap effectively fixes the interest rate on $100.0 million of the outstanding balance on our unsecured lines of credit at 2.845% through the interest rate swap’s maturity date of November 1, 2011.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2011, we were in compliance with our loan covenants.

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

Our unsecured notes have maturities ranging from May 2012 through February 2028, as follows (in thousands):

June 30, 2011 Note Principal
5.05% notes due 2012	50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.875% notes due 2026 (1)	2,659
7.25% notes due 2028	50,000

$662,659

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

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2011, we were in compliance with our unsecured notes covenants.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 66.0 million shares were outstanding at June 30, 2011.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2011 Period, we issued 82,932 common shares at a weighted average price of $31.57 per share, raising $2.6 million in net proceeds.

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

The table below details our dividend and distribution payments for the 2011 and 2010 Quarters and Periods (in thousands).

	Quarters Ended June 30,				Periods Ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Common dividends	$28,796	$26,842	$1,954	7.3%	$57,386	$52,740	$4,646	8.8%
Distributions to noncontrolling interests	82	44	38	86.4%	107	91	16	17.6%

	$28,878	$26,886	$1,992	7.4%	$57,493	$52,831	$4,662	8.8%

Dividends paid for the 2011 Quarter and Period as compared to the 2010 Quarter and Period increased due primarily to the issuance of 5.6 million common shares under our sales agency financing agreement during 2010.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Periods Ended June 30,
			Change
	2011	2010	$	%
Net cash provided by (used in) operating activities	$60.0	$61.9	$(1.9)	(3.1%)
Net cash provided by (used in) investing activities	$(91.2)	$(56.0)	$(35.2)	(62.9%)
Net cash provided by (used in) financing activities	$(4.7)	$(3.8)	$(0.9)	(23.7%)

Our operating activities generated $60.0 million of net cash in the 2011 Period, a decrease from $61.9 million in the 2010 Period that is attributable to higher interest payments and the disposition of eight properties during 2010 and 2011, partially offset by the operations of the properties acquired in 2010 and 2011.

Our investing activities used net cash of $91.2 million in the 2011 Period compared to $56.0 million in the 2010 Period. The increase in cash used by investing activities is due to the acquisition of land for development through a consolidated joint venture and two operating properties during the 2011 Period, as compared to one acquisition during the 2010 Period.

Our financing activities used net cash of $4.7 million in the 2011 Period as compared to using $3.8 million in the 2010 Period. The increase in cash used by financing activities is primarily due to the repayment of our 5.95% unsecured notes during the 2011 Period and the proceeds from an equity offering during the 2010 Period, partially offset by net borrowings of $145.0 million from our unsecured lines of credit.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Earnings to fixed charges	1.4x	1.3x	1.4x	1.3x
Debt service coverage	2.8x	2.7x	2.7x	2.6x

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

Funds From Operations

FFO is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with GAAP. Although FFO is a widely used measure of operating performance for REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of property plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarters Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Net income attributable to the controlling interests	$6,522	$14,994	$11,187	$20,210
Adjustments:
Depreciation and amortization	25,459	22,720	50,209	45,307
Discontinued operations:
Depreciation and amortization	—	949	499	1,970
Gain on sale of real estate	—	(7,942)	—	(7,942)
Income tax expense	1,173	—	1,173	—

FFO as defined by NAREIT	$33,154	$30,721	$63,068	$59,545

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011.

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

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.6	Former Declaration of Trust, as adopted on April 5, 1996 and as amended through December 1, 2009	DEF 14A	001-06622	A	4/1/2011

3.7	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011

3.8	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011

4.32	Credit Agreement, dated as of July 1, 2011, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	7/6/2011

12	Computation of Ratios					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements	X

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

DATE: August 8, 2011