Form 10-Q
period 2011-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2011-11-08
CIK 104894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

As of November 2, 2011, 66,069,443 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2010 included in WRIT’s 2010 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
Land	$472,812	$381,338
Income producing property	1,924,526	1,670,598

	2,397,338	2,051,936
Accumulated depreciation and amortization	(516,319)	(460,678)

Net income producing property	1,881,019	1,591,258
Development in progress	39,735	26,240

Total real estate held for investment, net	1,920,754	1,617,498
Investment in real estate sold or held for sale, net	69,990	286,842
Cash and cash equivalents	40,751	78,767
Restricted cash	23,267	20,486
Rents and other receivables, net of allowance for doubtful accounts of $8,122 and $7,422, respectively	52,396	44,280
Prepaid expenses and other assets	125,689	92,040
Other assets related to properties sold or held for sale	3,505	27,968

Total assets	$2,236,352	$2,167,881

Liabilities
Notes payable	$657,378	$753,587
Mortgage notes payable	428,909	361,860
Lines of credit	193,000	100,000
Accounts payable and other liabilities	55,879	49,138
Advance rents	13,393	11,099
Tenant security deposits	8,751	7,390
Other liabilities related to properties sold or held for sale	19,229	23,949

Total liabilities	1,376,539	1,307,023

Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,066 and 65,870 shares issued and outstanding, respectively	661	659
Additional paid in capital	1,136,240	1,127,825
Distributions in excess of net income	(281,930)	(269,935)
Accumulated other comprehensive income (loss)	(160)	(1,469)

Total shareholders’ equity	854,811	857,080
Noncontrolling interests in subsidiaries	5,002	3,778

Total equity	859,813	860,858

Total liabilities and shareholders’ equity	$2,236,352	$2,167,881

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Real estate rental revenue	$71,931	$65,032	$212,819	$193,126
Expenses
Real estate expenses	24,070	21,912	71,124	65,627
Depreciation and amortization	23,479	20,224	67,899	59,574
General and administrative	3,837	3,141	11,588	10,455

	51,386	45,277	150,611	135,656

Real estate operating income	20,545	19,755	62,208	57,470

Other income (expense)
Interest expense	(16,508)	(16,717)	(50,266)	(49,662)
Acquisition costs	(1,600)	—	(3,571)	(452)
Other income	270	289	886	875
Gain from non-disposal activities	—	4	—	4
Loss on extinguishment of debt, net	—	(238)	—	(280)

	(17,838)	(16,662)	(52,951)	(49,515)

Income from continuing operations	2,707	3,093	9,257	7,955
Discontinued operations:
Gain on sale of real estate	56,639	—	56,639	7,942
Income from operations of properties sold or held for sale	3,655	3,565	9,522	11,047
Income tax benefit (expense)	35	—	(1,138)	—

	60,329	3,565	65,023	18,989

Net income	63,036	6,658	74,280	26,944
Less: Net income attributable to noncontrolling interests in subsidiaries	(28)	(33)	(85)	(109)

Net income attributable to the controlling interests	$63,008	$6,625	$74,195	$26,835

Basic net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.04	$0.05	$0.14	$0.13
Discontinued operations	0.91	0.06	0.98	0.30

Net income attributable to the controlling interests per share	$0.95	$0.11	$1.12	$0.43

Diluted net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.04	$0.05	$0.14	$0.13
Discontinued operations	0.91	0.05	0.98	0.30

Net income attributable to the controlling interests per share	$0.95	$0.10	$1.12	$0.43

Weighted average shares outstanding – basic	66,017	62,894	65,953	61,332

Weighted average shares outstanding – diluted	66,064	63,055	65,987	61,460

Dividends declared and paid per share	$0.4338	$0.4325	$1.3014	$1.2975

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	74,195	—	74,195	—	74,195
Net income attributable to noncontrolling interests	—	—	—	—	—	—	85	85
Change in fair value of interest rate hedge	—	—	—	—	1,309	1,309	—	1,309

Total comprehensive income	—	—	—	—	—	75,504	85	75,589
Distributions to noncontrolling interests	—	—	—	—	—	—	(151)	(151)
Contributions from noncontrolling interest	—	—	—	—	—	—	1,290	1,290
Dividends	—	—	—	(86,190)	—	(86,190)	—	(86,190)
Shares issued under Dividend Reinvestment Program	125	1	3,849	—	—	3,850	—	3,850
Share options exercised	43	1	1,087	—	—	1,088	—	1,088
Share grants, net of share grant amortization and forfeitures	28	—	3,479	—	—	3,479	—	3,479

Balance, September 30, 2011	66,066	$661	$1,136,240	$(281,930)	$(160)	$854,811	$5,002	$859,813

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$74,280	$26,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	75,130	71,555
Provision for losses on accounts receivable	3,009	3,319
Real estate impairment	599	—
Amortization of share grants, net	3,850	3,969
Amortization of debt premiums, discounts and related financing costs	2,644	4,576
Gain on sale of real estate	(56,639)	(7,942)
Loss on extinguishment of debt, net	—	280
Changes in operating other assets	(18,782)	(18,872)
Changes in operating other liabilities	2,296	(348)

Net cash provided by operating activities	86,387	83,481

Cash flows from investing activities
Real estate acquisitions, net	(281,701)	(68,000)
Net cash received for sale of real estate	289,221	22,204
Capital improvements to real estate	(18,117)	(14,569)
Development in progress	(12,128)	(1,174)
Non-real estate capital improvements	(442)	(256)

Net cash used in investing activities	(23,167)	(61,795)

Cash flows from financing activities
Line of credit borrowings	221,000	62,800
Line of credit repayments	(128,000)	(90,800)
Dividends paid	(86,190)	(80,387)
Distributions to noncontrolling interests	(151)	(137)
Proceeds from dividend reinvestment program	3,850	3,924
Principal payments – mortgage notes payable	(12,403)	(24,870)
Financing costs	(3,909)	(2,101)
Net proceeds from debt offerings	—	247,998
Net proceeds from equity offerings	—	118,068
Notes payable repayments, including penalties for early extinguishment	(96,521)	(8,843)
Net proceeds from exercise of share options	1,088	3,872

Net cash provided by and (used in) financing activities	(101,236)	229,524

Net increase (decrease) in cash and cash equivalents	(38,016)	251,210
Cash and cash equivalents at beginning of year	78,767	11,203

Cash and cash equivalents at end of period	$40,751	$262,413

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$45,525	$46,078

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On August 5, 2011, we entered into five separate purchase and sale agreements to effectuate the sale of our entire industrial segment and two office assets for an aggregate purchase price of $350.0 million. On September 2, 2011, we closed the first three of the purchase and sale agreements, for an aggregate $235.8 million. We closed on the remaining two purchase and sale agreements subsequent to the end of the quarter. We recognized a $56.6 million gain on sale of real estate during the third quarter of 2011 in connection with the first three purchase and sale agreements. A portion of the capital gains from the sales were reinvested in replacement properties, with the remainder to be paid out to the shareholders.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2011 and September 30, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively, and the nine months ended September 30, 2011 and September 30, 2010 as the “2011 Period” and “2010 Period”, respectively.

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

NOTE 3: REAL ESTATE ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

WRIT acquired the following properties and land for development during the 2011 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
January 11, 2011	1140 Connecticut Avenue	Office	184,000	$80,250
March 30, 2011	1227 25th Street	Office	130,000	47,000
June 15, 2011	650 North Glebe Road(1)	Multifamily	N/A	11,800
August 30, 2011	Olney Village Center	Retail	199,000	58,000
September 13, 2011	Braddock Metro Center	Office	345,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500

		Total	1,081,000	$371,550

(1)	650 North Glebe Road is 37,000 square feet of land acquired by a consolidated joint venture for the purpose of developing an apartment community. WRIT is a 90% owner of the joint venture.

The results of operations from the acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our 2011 acquisitions are as follows (amounts in thousands):

	Quarter Ended September 30, 2011	Period Ended September 30, 2011
Real estate revenues	$4,376	$9,458
Net income	$292	$730

We have recorded the total purchase price of the above acquisitions as follows (in millions):

Recordation of Purchase Price
2011
Land	$90.9
Buildings	219.6
Tenant origination costs	15.7
Leasing commissions/absorption costs	29.7
Net lease intangible assets	6.8
Net lease intangible liabilities	(2.5)
Fair value of assumed mortgages	(78.5)

Total	$281.7

The weighted remaining average life in months for the components above, other than land and building, are 65 months for tenant origination costs, 54 months for leasing commissions/absorption costs, 68 months for net lease intangible assets and 65 months for net lease intangible liabilities.

The difference in total contract purchase price of $371.6 million and the acquisition cost per the consolidated statements of cash flows of $281.7 million is primarily related to the two mortgage notes assumed for $76.7 million relating to John Marshall II and Olney Village Center, cash paid for the acquisition of land at 650 North Glebe Road for $11.8 million included in development, and credits received at settlement totaling $1.3 million.

The following unaudited pro forma combined condensed statements of operations present the consolidated results of operations for the 2011 Quarter and Period and the 2010 Quarter and Period, as if the above described acquisitions had occurred at the beginning of the year prior to the acquisition. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the Quarters and Periods presented. The unaudited data presented is in thousands, except per share data.

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Real estate revenues	$76,823	$74,471	$231,370	$221,135
Income from continuing operations	$3,283	$4,046	$11,330	$10,784
Net income	$63,585	$7,578	$76,268	$29,665
Diluted earnings per share	$0.96	$0.12	$1.15	$0.48

Noncontrolling Interests in Subsidiaries

We entered into an operating partnership agreement with a member of the entity that previously owned Northern Virginia Industrial Park II in conjunction with the acquisition of this property in May 1998. We account for this activity by applying the noncontrolling owner’s percentage ownership interest to the net income of the property and reporting such amount in our net income attributable to noncontrolling interests. Subsequent to the end of the 2011 Quarter, we closed on the sale of Northern Virginia Industrial Park II (see next section), thereby terminating this noncontrolling interest in our earnings. Accordingly, the total amounts reported on the consolidated statements of income for noncontrolling interests are related to discontinued operations.

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

On August 5, 2011 we entered into five separate purchase and sale agreements to effectuate the sale of our entire industrial segment and two office assets (the Crescent and Albemarle Point) for an aggregate purchase price of $350.0 million. On September 2, 2011, we closed the first three of the purchase and sale agreements, for an aggregate $235.8 million. We closed on the remaining two purchase and sale agreements subsequent to the end of the quarter. We recognized a $56.6 million gain on sale of real estate during the 2011 Quarter in connection with the first three purchase and sale agreements.

The impact of the disposal of our industrial segment on revenues and net income is summarized as follows (amounts in thousands, except per share data):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Real estate revenues	$6,053	$7,854	$22,503	$24,252
Net income	$3,297	$2,778	$9,340	$8,215
Basic net income per share	$0.05	$0.04	$0.14	$0.13
Diluted net income per share	$0.05	$0.04	$0.14	$0.13

We sold or classified as held for sale the following properties during the 2011 Period and 2010:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (In millions)
September 2, 2011	Industrial Portfolio(1)	Industrial/Office	3,092,000	$350.0
April 5, 2011	Dulles Station, Phase I	Office	180,000	58.8

		Total 2011	3,272,000	$408.8

June 18, 2010	Parklawn Portfolio(2)	Office/Industrial	229,000	$23.4
December 21, 2010	The Ridges	Office	104,000	27.5

December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23.0

		Total 2010	638,000	$73.9

(1)

The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point). On September 2, 2011 we closed on the sale of industrial properties (8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road) and two office properties (Crescent and Albemarle Point). We closed on the sales of the remaining properties in the Industrial Portfolio subsequent to the end of the 2011 Quarter.

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Revenues	$6,597	$11,241	$25,612	$36,410
Property expenses	(1,768)	(3,239)	(7,564)	(11,866)
Real estate impairment	—	—	(599)	—
Depreciation and amortization	(943)	(4,054)	(7,231)	(11,981)
Interest expense	(231)	(383)	(696)	(1,516)

	$3,655	$3,565	$9,522	$11,047

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarter Ended September 30,		Period Ended September 30,
Property	Segment	2011	2010	2011	2010
Parklawn Plaza	Office	$—	$—	$—	$132
Lexington Building	Office	—	—	—	65
Saratoga Building	Office	—	—	—	225
Charleston Business Center	Industrial	—	—	—	370
The Ridges	Office	—	156	—	347
Ammendale I&II	Industrial	—	217	—	733
Amvax	Industrial	—	82	—	260
Dulles Station, Phase I	Office	—	160	(468)	367
Industrial Portfolio	Industrial/Office	$3,655	2,950	$9,990	8,548

		$3,655	3,565	$9,522	$11,047

The operating loss for Dulles Station I for the 2011 Period includes a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on its contract sales price.

NOTE 4: MORTAGE NOTES PAYABLE

On August 30, 2011, we assumed a $22.6 million mortgage note as partial consideration for the acquisition of Olney Village Center. This mortgage note bears interest at 6.37% per annum. The fair value interest rate on this mortgage note is 4.94%, based on quotes obtained for similar loans. We recorded the mortgage at its fair value of $24.4 million. Principal and interest are payable monthly until November 1, 2023, at which time all unpaid principal and interest are payable in full.

On September 15, 2011, we assumed a $54.1 million mortgage note as partial consideration for the acquisition of John Marshall II. This mortgage note bears interest at 5.79% per annum, which approximates its fair value interest rate, based on quotes obtained for similar loans. Principal and interest are payable monthly until May 6, 2016, at which time all unpaid principal and interest are payable in full.

On September 1, 2011, we repaid without penalty the remaining $9.1 million of principal on the mortgage note secured by Shady Grove Medical Village II.

Subsequent to the end of 2011 Quarter, on October 5, 2011, we entered into an amendment to the purchase and sale agreement for 6100 Columbia Park Road and Dulles Business Park , under which we agreed to seek prepayment of the mortgage notes secured by Dulles Business Park prior to closing the sale. Under the terms of the amendment, if we prepaid the mortgage notes prior to November 1, 2011, then the sales price would be increased by $875,000 in order to partially offset the penalties incurred by us for the prepayment of the mortgage notes. On October 7, 2011, we prepaid the remaining $17.9 million of principal on the mortgage notes, incurring prepayment penalties of approximately $1.0 million. Because Dulles Business Park is considered held for sale as of September 30, 2011 (see note 3 to the consolidated financial statements), these mortgage notes are included in “Other liabilities related to properties sold or held for sale” on the consolidated balance sheets.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

As of September 30, 2011, we maintained a $75.0 million unsecured line of credit (“Credit Facility No. 1”) maturing in June 2012 and a $400.0 million unsecured line of credit (“Credit Facility No. 2”) maturing in July 2014.

The amounts of these lines of credit unused and available at September 30, 2011 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$400.0
Borrowings outstanding	(74.0)	(119.0)
Letters of credit issued	(0.8)	(0.9)

Unused and available	$0.2	$280.1

We executed borrowings and repayments on the unsecured lines of credit during the 2011 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at June 30, 2011	$74.0	$171.0
Borrowings	—	58.0
Repayments	—	(110.0)

Balance at September 30, 2011	$74.0	$119.0

We made borrowings during the 2011 Quarter to partially fund the acquisitions of Olney Village Center and John Marshall II, to pay off the Shady Grove Medical Center mortgage note and for general corporate purposes. We made a repayment during the 2011 Quarter using proceeds from the first phase of the sale of the Industrial Portfolio.

NOTE 6: NOTES PAYABLE

We repaid the remaining $2.7 million of our 3.875% convertible notes without penalty in September 2011 using proceeds from the sale of the Industrial Portfolio.

NOTE 7: DERIVATIVE INSTRUMENTS

In May 2009, we entered into a forward interest rate swap with a notional amount of $100.0 million that qualifies as a cash flow hedge. We enter into interest rate swaps to manage our exposure to variable rate interest risk. We do not purchase derivatives for speculation. We record our cash flow hedges at fair value in accordance with GAAP, based on various discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of cash flow hedges in other comprehensive income. This change in fair value of cash flow hedges is the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We record the ineffective portion of changes in fair value of cash flow hedges in earnings in the period affected. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the 2011 and 2010 Quarters and Periods, as applicable.

The fair value and balance sheet locations of the interest rate swaps as of September 30, 2011 and December 31, 2010 are as follows (in millions):

	September 30, 2011	December 31, 2010
	Fair Value	Fair Value
Accounts payable and other liabilities	$0.2	$1.5

The interest rate swap has been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
	Fair Value	Fair Value	Fair Value	Fair Value
Change in other comprehensive income (loss)	$0.5	$—	$1.3	$(0.1)

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

NOTE 8: STOCK BASED COMPENSATION

WRIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all share based awards, including share grants, restricted share units and performance share units, in the 2011 and 2010 Quarters was (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Stock Based Compensation Expense	$1.4	$1.3	$4.1	$4.3

Restricted and Unrestricted Shares

The total fair value of prior period shares vested during the 2011 Period is $28,800; no shares vested during the 2011 Quarter. As of September 30, 2011, there are no remaining unvested restricted shares granted under prior LTIPs.

During the 2011 Period, 10,822 restricted shares, with a total fair value of $0.3 million, were granted under the New STIP to officers for the portion of the New STIP award subject only to service conditions. We value these awards based on the fair market value on the date of grant. As of September 30, 2011, the total unamortized value of these unvested share awards was $265,600, which we expect to recognize as compensation expense over a weighted average period of 27 months. As of September 30, 2011, the future expected expense related to restricted shares with performance conditions, estimated based on the probable number of restricted shares expected to be awarded under the New STIP, totaled $0.6 million, which we expect to recognize as compensation cost over a weighted average period of 28 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the New LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,066	$1,066
Absolute TSR	$365	$365

The unamortized value of these awards with market conditions as of September 30, 2011 was as follows (in thousands):

	Unamortized Value at September 30, 2011
	Restricted	Unrestricted
Relative TSR	$894	$834
Absolute TSR	$306	$286

We expect to recognize these unamortized values as compensation expense over a weighted average life of 39 months for the restricted shares and 27 months for the unrestricted shares.

Restricted Share Units

Restricted share units granted to officers and non-officers in prior periods continue to vest in the current year. The total fair value of restricted share units vested during the 2011 Quarter is zero and during the Period is $247,100. In connection with the adoption of new executive incentive plans, on February 17, 2011, all performance share units were converted into a fixed number of restricted share units. The total number of restricted share units awarded was 89,000 and 65,400, which vest on December 31, 2011 and December 31, 2012, respectively. The value of unvested restricted share units at September 30, 2011 was $4.1 million, which we expect to recognize as compensation cost over a weighted average period of 27 months. As of September 30, 2011, the future expected expense related to restricted share units with performance conditions expected to be awarded to non-officers in December 2011 is $0.8 million, which we expect to recognize as compensation cost over a weighted average period of 28 months.

Options

WRIT still has options outstanding from the 2001 Stock Option Plan and Stock Option Plan for Trustees. The 103,102 options outstanding at September 30, 2011, all of which are exercisable, have exercise prices between $24.85 and $33.09, with a weighted-average exercise price of $27.31 and a weighted average remaining contractual life of 1.6 years. The aggregate intrinsic value of outstanding exercisable shares at September 30, 2011 was $0.1 million. There were 42,883 options exercised in the 2011 Period, with an aggregate intrinsic value of $0.2 million.

NOTE 9: FAIR VALUE DISCLOSURES

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

Level 1: Quoted Prices in Active Markets for Identical Assets

Level 2: Significant Other Observable Inputs

Level 3: Significant Unobservable Inputs

The only assets or liabilities we had at September 30, 2011 and December 31, 2010 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”) and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at September 30, 2011 and December 31, 2010 are as follows (in millions):

	September 30, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1.8	$—	$1.8	$—	$1.7	$—	$1.7	$—
Liabilities:
Derivatives	$0.2	$—	$0.2	$—	$1.5	$—	$1.5	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2011 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2011.

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

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$40,751	$40,751	$78,767	$78,767
Restricted cash	$23,267	$23,267	$20,486	$20,486
2445 M Street note receivable	$6,844	$7,807	$7,090	$8,048
Mortgage notes payable	$428,909	$463,801	$361,860	$380,360
Lines of credit payable	$193,000	$193,000	$100,000	$100,000
Notes payable	$657,378	$726,957	$753,587	$785,637

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our long-term incentive share units under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units were anti-dilutive for the 2011 and 2010 Quarters and Periods and are not included in our earnings per share calculations. The 3.875% convertible notes, which were repaid in full during the 2011 Quarter, were anti-dilutive for the reporting periods during which they were outstanding.

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$2,707	$3,093	$9,257	$7,955
Allocation of undistributed earnings to unvested restricted share awards and units	(17)	(21)	(57)	(97)

Adjusted income from continuing operations attributable to the controlling interests	$2,690	$3,072	$9,200	$7,858

Income (loss) from discontinued operations, including gain on sale of real estate, net of taxes	60,329	3,565	65,023	18,989
Allocation of undistributed earnings to unvested restricted share awards and units	(368)	$—	(395)	$—
Net income attributable to noncontrolling interests	(28)	(33)	(85)	(109)

Adjusted income from discontinuing operations attributable to the controlling interests	$59,933	$3,532	$64,543	$18,880

Adjusted net income attributable to the controlling interests	$62,623	$6,604	$73,743	$26,738

Denominator:
Weighted average shares outstanding – basic	66,017	62,894	65,953	61,332
Effect of dilutive securities:
Employee stock options and restricted share awards	47	161	34	128

Weighted average shares outstanding – diluted	66,064	63,055	65,987	61,460

Earnings per common share, basic:
Continuing operations	$0.04	$0.05	$0.14	$0.13
Discontinued operations	$0.91	$0.06	$0.98	$0.30

	$0.95	$0.11	$1.12	$0.43

Earnings per common share, diluted:
Continuing operations	$0.04	$0.05	$0.14	$0.13
Discontinued operations	$0.91	$0.05	$0.98	$0.30

	$0.95	$0.10	$1.12	$0.43

NOTE 11: SEGMENT INFORMATION

We have five reportable segments: office, medical office, retail, multifamily and industrial/flex properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area. Industrial/flex centers are used for flex-office, warehousing, services and distribution type facilities. The industrial/flex centers segment is classified as properties sold or held for sale and is presented as discontinued operations in the consolidated balance sheets and consolidated statements of income (see note 3 to the consolidate financial statements).

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

The following tables present revenues and net operating income for the 2011 and 2010 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692
	Quarter Ended September 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$35,209	$11,351	$12,500	$12,871	$—	$—	$71,931
Real estate expenses	12,190	3,656	3,067	5,157	—	—	24,070

Net operating income	$23,019	$7,695	$9,433	$7,714	$—	$—	$47,861
Depreciation and amortization							(23,479)
Interest expense							(16,508)
General and administrative							(3,837)
Acquisition costs							(1,600)
Other income							270
Discontinued operations:
Gain (loss) from discontinued operations							3,655
Gain on sale of real estate							56,639
Income tax benefit							35

Net income							63,036
Less: Net income attributable to noncontrolling interests							(28)

Net income attributable to the controlling interests							$63,008

Capital expenditures	$4,808	$926	$817	$1,260	$(93)	$211	$7,929

Total assets	$1,134,692	$349,469	$369,162	$235,448	$73,494	$74,087	$2,236,352

	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692	$1,134,692
	Quarter Ended September 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$31,740	$10,993	$9,865	$12,434	$—	$—	$65,032
Real estate expenses	11,451	3,635	2,028	4,798	—	—	21,912

Net operating income	$20,289	$7,358	$7,837	$7,636	$—	$—	$43,120
Depreciation and amortization							(20,224)
Interest expense							(16,717)
General and administrative							(3,141)
Acquisition costs							—
Other income							289
Loss on extinguishment of debt							(238)
Gain from non-disposal activities							4
Discontinued operations:
Income from discontinued operations							3,565

Net income							6,658
Less: Net income attributable to noncontrolling interests							(33)

Net income attributable to the controlling interests							$6,625

Capital expenditures	$2,925	$676	$896	$548	$452	$92	$5,589

Total assets	$964,235	$356,115	$224,707	$231,855	$240,822	$293,245	$2,310,979

	$10,641	$10,641	$10,641	$10,641	$10,641	$10,641	$10,641
	Period Ended September 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$103,860	$34,002	$36,884	$38,073	$—	$—	$212,819
Real estate expenses	35,305	10,747	10,228	14,844	—	—	71,124

Net operating income	$68,555	$23,255	$26,656	$23,229	$—	$—	$141,695
Depreciation and amortization							(67,899)
Interest expense							(50,266)
General and administrative							(11,588)
Acquisition costs							(3,571)
Other income							886
Discontinued operations:
Gain on sale of real estate							56,639
Income tax expense							(1,138)
Income (loss) from discontinued operations							9,522

Net income							74,280
Less: Net income attributable to noncontrolling interests							(85)

Net income attributable to the controlling interests							$74,195

Capital expenditures	$10,641	$2,883	$2,288	$1,901	$404	$442	$18,559

	$10,641	$10,641	$10,641	$10,641	$10,641	$10,641	$10,641
	Period Ended September 30, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/ Flex	Corporate and Other	Consolidated
Real estate rental revenue	$92,673	$33,695	$30,566	$36,192	$—	$—	$193,126
Real estate expenses	32,135	11,190	7,877	14,425	—	—	65,627

Net operating income	$60,538	$22,505	$22,689	$21,767	$—	$—	$127,499
Depreciation and amortization							(59,574)
Interest expense							(49,662)
General and administrative							(10,455)
Acquisition costs							(452)
Other income							875
Gain (loss) on extinguishment of debt, net							(280)
Gain from non-disposal activities							4
Discontinued operations:
Gain on sale of real estate							7,942
Income (loss) from discontinued operations							11,047

Net income							26,944
Less: Net income attributable to noncontrolling interests							(109)

Net income attributable to the controlling interests							$26,835

Capital expenditures	$8,049	$3,398	$1,101	$1,279	$742	$256	$14,825

12: SUBSEQUENT EVENTS

Subsequent to the end of the 2011 Quarter, we closed on the final two transactions of the Industrial Portfolio sale. On October 3, 2011, we sold Northern Virginia Industrial Park II for $44.5 million. On November 1, 2011, we sold 6100 Columbia Park Road and Dulles Business Park for $70.6 million at a gain.

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

We refer to the three months ended September 30, 2011 and September 30, 2010 as the “2011 Quarter” and the “2010 Quarter”, respectively, and the nine months ended September 30, 2011 and September 30, 2010 as the “2011 Period” and the “2010 Period”, respectively.

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

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A “same-store” property is one that was owned for the entirety of the periods being evaluated, is stabilized from an occupancy standpoint and is included in continuing operations. A “non-same-store” property is one that was acquired or placed into service during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations.

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2011, we owned a diversified portfolio of 74 properties, totaling approximately 9.6 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 74 properties consisted of 26 office properties, 3 industrial/flex properties, 18 medical office properties, 16 retail centers and 11 multifamily properties.

Operating Results

Our results of operations were as follows (in thousands):

	2011 Quarter	2010 Quarter	$ Change	% Change
Real estate rental revenue	$71,931	$65,032	$6,899	10.6%
NOI (1)	$47,861	$43,120	$4,741	11.0%
Net income attributable to the controlling interests	$63,008	$6,625	$56,383	851.1%
FFO (2)	$30,756	$30,899	$(143)	(0.5)%

(1)	See page 30 of the MD&A for reconciliations of NOI to net income.
(2)	See page 46 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to acquisitions made during the past year. NOI for the same-store portfolio has been flat, with higher rental rates and lower operating expenses offset by lower occupancy. The lower occupancy reflects continued difficulties in leasing vacant commercial space. We believe that the federal debt-ceiling debate during the 2011 Quarter and general concerns about the national economy are factors in the difficult leasing environment.

The increase in net income attributable to the controlling interests is due to the gain on the first phase of the sale of our industrial segment (see following section) during the 2011 Quarter.

Investment and Sales Activity

We purchased two office properties and one retail property for an aggregate contract purchase price of $232.5 million during the 2011 Quarter. These transactions are consistent with our stated acquisition strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics.

On August 5, 2011, we executed five separate contracts with the same buyer for the sale of our industrial segment and two office properties (the “Industrial Portfolio”) for an aggregate sales price of $350.0 million. On September 2, 2011, we closed on the first three contracts, selling 15 industrial and two office properties for a $56.6 million gain on sale of real estate. Subsequent to the end of the 2011 Quarter, on October 3, 2011, we closed on the fourth contract for the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the final contract for 6100 Columbia Park Road and Dulles Business Park.

Capital Requirements

As of September 30, 2011, our unsecured lines of credit had $193.0 million in borrowings outstanding and $1.7 million in letters of credit issued, leaving a remaining borrowing capacity of $280.3 million.

We repaid without penalty during the 2011 Quarter the remaining $9.1 million on the mortgage note secured by Shady Grove Medical Village II and the remaining $2.7 million of our 3.875% convertible notes. Subsequent to the end of the 2011 Quarter, we prepaid the remaining $17.9 million principal balance on the mortgage notes secured by Dulles Business Park. We incurred $1.0 million in prepayment penalties, which were partially offset by an $875,000 increase in the sales price for the secured properties. We do not have any other notes that mature during the remainder of 2011.

Significant Transactions

We summarize below our significant transactions during the 2011 and 2010 Periods:

2011 Period

•

The execution of five separate sale contracts for the disposition of our industrial segment and two office properties for a contract sales price of $350.0 million. We closed on the first three of the sale contracts during the 2011 Quarter, on September 2, 2011. We closed on the final two sale contracts subsequent to the end of the 2011 Quarter, on October 3, 2011 and November 1, 2011.

•	The disposition of Dulles Station, Phase I, a 180,000 square foot office building in Herndon, Virginia for a contract sales price of $58.8 million.

•	The acquisition of four office buildings for $301.8 million, adding approximately 882,000 square feet.

•	The acquisition of a retail property for $58.0 million, adding approximately 199,000 square feet.

•

The acquisition of approximately 37,000 square feet of land in Arlington, Virginia for $11.8 million through a consolidated joint venture of which WRIT is a 90% owner. The joint venture intends to develop a 150 unit mid-rise apartment community on this land.

•

The execution of an unsecured credit facility agreement that replaced and expanded Credit Facility No. 2 from $262.0 million to $400.0 million, with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. The new unsecured line of credit matures on July 1, 2014 with a one-year extension option and currently bears an interest rate at LIBOR plus a margin of 122.5 basis points.

•

The execution of new leases for 0.8 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 9.5% over expiring leases.

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

•

The execution of new leases for 0.8 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 12.6% over expiring leases.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Minimum base rent	$63,814	$57,596	$6,218	10.8%	$188,183	$169,383	$18,800	11.1%
Recoveries from tenants	6,321	5,599	722	12.9%	19,187	18,767	420	2.2%
Provisions for doubtful accounts	(1,220)	(929)	(291)	31.3%	(3,361)	(3,139)	(222)	7.1%
Lease termination fees	175	38	137	360.5%	287	320	(33)	(10.3)%
Parking and other tenant charges	2,841	2,728	113	4.1%	8,523	7,795	728	9.3%

	$71,931	$65,032	$6,899	10.6%	$212,819	$193,126	$19,693	10.2%

Minimum Base Rent: Minimum base rent from acquisitions ($5.8 million) and a $0.5 million increase from same-store properties caused the $6.2 million increase in the 2011 Quarter. The same-store increase was primarily due to higher rental rates ($1.2 million), partially offset by lower occupancy ($0.6 million).

Minimum base rent from acquisitions ($17.6 million) and a $1.2 million increase from same-store properties caused the $18.8 million increase in the 2011 Period. The same-store increase was primarily due to higher rental rates ($3.7 million), partially offset by lower occupancy ($2.0 million) and higher amortization of capitalized lease incentives ($0.3 million).

Recoveries from Tenants: Recoveries from tenants increased by $0.7 million in the 2011 Quarter primarily due to acquisitions.

Recoveries from tenants increased by $0.4 million in the 2011 Period due to acquisitions ($1.5 million), partially offset by lower reimbursements for real estate taxes ($1.1 million) at same-store properties caused by lower property tax assessments.

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.3 million in the 2011 Quarter due to higher provisions in the retail ($0.2 million) and office ($0.1 million) segments.

Provisions for doubtful accounts increased by $0.2 million in the 2011 Period due primarily to higher provisions in the retail ($0.7 million) and medical office ($0.2 million) segments, partially offset by lower provisions in the office segment ($0.6 million).

Lease Termination Fees: Lease termination fees increased by $0.1 million in the 2011 Quarter, primarily in the retail segment.

Parking and Other Tenant Charges: Parking and other tenant charges from acquisitions caused the $0.1 million increase in the 2011 Quarter.

Parking income from acquisitions ($0.4 million) and higher parking income ($0.2 million) and antenna rents ($0.1 million) from same-store properties caused the $0.7 million increase in parking and other tenant charges in the 2011 Period.

A summary of occupancy for properties classified as continuing operations by segment follows:

	As September 30,
	2011	2010	Change
Office	88.6%	89.4%	(0.8)%
Medical Office	87.2%	87.8%	(0.6)%
Retail	92.3%	92.2%	0.1%
Multifamily	94.0%	96.4%	(2.4)%

Total	90.3%	91.4%	(1.1)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.

A detailed discussion of occupancy by sector can be found in the NOI section.

Real Estate Expenses

Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Property operating expenses	$17,679	$15,437	$2,242	14.5%	$51,376	$46,466	$4,910	10.6%
Real estate taxes	6,391	6,475	(84)	(1.3)%	19,748	19,161	587	3.1%

	$24,070	$21,912	$2,158	9.8%	$71,124	$65,627	$5,497	8.4%

Real estate expenses as a percentage of revenue were 33.5% and 33.7% for the 2011 and 2010 Quarters, respectively, and 33.4% and 34.0% for the 2011 and 2010 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses from acquisitions ($1.2 million) and higher property administration and management ($0.4 million) and repairs and maintenance ($0.4 million) expenses at same-store properties primarily caused the $2.2 million increase in the 2011 Quarter.

Property operating expenses from acquisitions ($3.8 million) and higher repairs and maintenance ($0.5 million), administrative ($0.3 million) and legal ($0.1 million) costs at same-store properties primarily caused the $4.9 million increase in the 2011 Period.

Real Estate Taxes: Lower assessments on same-store properties ($0.8 million), offset by real estate taxes on acquisitions ($0.7 million) caused the $0.1 million decrease in the 2011 Quarter.

Real estate taxes on acquisitions ($2.1 million) offset by lower assessments on same-store properties ($1.6 million) caused the $0.6 million increase in the 2011 Period.

Other Operating Expenses

Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Depreciation and amortization	$23,479	$20,224	$3,255	16.1%	$67,899	$59,574	$8,325	14.0%
Interest expense	16,508	16,717	(209)	(1.3)%	50,266	49,662	604	1.2%
Acquisition costs	1,600	—	1,600	—%	3,571	452	3,119	690.0%
General and administrative	3,837	3,141	696	22.2%	11,588	10,455	1,133	10.8%

	$45,424	$40,082	$5,342	13.3%	$133,324	$120,143	$13,181	11.0%

Depreciation and Amortization: Depreciation and amortization expense from acquisitions caused the $3.3 million increase in the 2011 Quarter.

Depreciation and amortization expense from acquisitions ($9.9 million), partially offset by lower depreciation and amortization expense at same-store properties ($1.6 million), caused the $8.3 million increase in the 2011 Period.

The lower depreciation and amortization expense at same-store properties is primarily due to lower amortization of intangible assets associated with the acquisition of properties.

Interest Expense: A summary of interest expense by debt type for the 2011 and 2010 Quarters and Periods appears below (in millions, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Notes payable	9.0	10.2	(1.2)	(11.8)%	29.9	30.7	(0.8)	(2.6)%
Mortgages	5.8	5.7	0.1	1.8%	16.9	16.9	—	—%
Lines of credit/short-term note payable	1.9	0.9	1.0	111.1%	3.9	2.9	1.0	34.5%
Capitalized interest	(0.2)	(0.1)	(0.1)	100.0%	(0.4)	(0.8)	0.4	(50.0)%

Total	$16.5	$16.7	$(0.2)	(1.2)%	$50.3	$49.7	$0.6	1.2%

Acquisition Costs: Acquisition costs increased by $1.6 million and $3.1 million for the 2011 Quarter and Period, respectively, due to the acquisitions of 1140 Connecticut Avenue, 1227 25th Street, Olney Village Center, Braddock Metro Center and John Marshall II during 2011.

General and Administrative Expense: General and administrative expense increased by $0.7 million in the 2011 Quarter primarily due to severance associated with the Industrial Portfolio disposition ($0.5 million) and higher legal expenses ($0.1 million).

General and administrative expense increased by $1.1 million in the 2011 Period primarily due to new positions and annual salary increases ($0.9 million) and higher legal expenses ($0.2 million).

Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2011 and 2010 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (In millions)
September 2, 2011	Industrial Portfolio(1)	Office/Industrial	3,092,000	$350.0
April 5, 2011	Dulles Station, Phase I	Office	180,000	$58.8

		2011 Total	3,272,000	$408.8

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23.4
December 21, 2010	The Ridges	Office	104,000	27.5
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23.0

		2010 Total	638,000	$73.9

(1)

The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point). On September 2, 2011 we closed on the sale of the industrial properties (8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road) and two office properties (Crescent and Albemarle Point). We closed on the sales of the remaining properties in the Industrial Portfolio subsequent to the end of the 2011 Quarter.

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$6,597	$11,241	$(4,644)	(41.3)%	$25,612	$36,410	$(10,798)	(29.7)%
Property expenses	(1,768)	(3,239)	1,471	(45.4)%	(7,564)	(11,866)	4,302	(36.3)%
Real estate impairment	—	—	—	—%	(599)	—	(599)	—
Depreciation and amortization	(943)	(4,054)	3,111	(76.7)%	(7,231)	(11,981)	4,750	(39.6)%
Interest expense	(231)	(383)	152	(39.7)%	(696)	(1,516)	820	(54.1)%

Total	$3,655	$3,565	$90	2.5%	$9,522	$11,047	$(1,525)	(13.8)%

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

	Quarter Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$65,483	$65,018	$465	0.7%
Non-same-store (1)	6,448	14	6,434	45,957.1%

Total real estate rental revenue	$71,931	$65,032	$6,899	10.6%
Real Estate Expenses
Same-store	$21,983	$21,776	$207	1.0%
Non-same-store (1)	2,087	136	1,951	1,434.6%

Total real estate expenses	$24,070	$21,912	$2,158	9.8%
NOI
Same-store	$43,500	$43,242	$258	0.6%
Non-same-store (1)	4,361	(122)	4,483	(3,674.6)%

Total NOI	$47,861	$43,120	$4,741	11.0%

Reconciliation to Net Income
NOI	$47,861	$43,120
Acquisition costs	(1,600)	—
Other income	270	289
Interest expense	(16,508)	(16,717)
Gain from non-disposal activities	—	4
Gain (loss) on extinguishment of debt	—	(238)
Depreciation and amortization	(23,479)	(20,224)
General and administrative expenses	(3,837)	(3,141)
Discontinued operations:
Gain on sale of real estate	56,639	—
Income tax benefit (expense)	35	—
Income (loss) from operations of properties sold or held for sale (2)	3,655	3,565

Net income	63,036	6,658
Less: Net income attributable to noncontrolling interests	(28)	(33)

Net income attributable to the controlling interests	$63,008	$6,625

	Quarter Ended September 30,
Occupancy	2011	2010
Same-store	90.7%	92.1%
Non-same-store (1)	87.9%	5.7%

Total	90.3%	91.4%

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II

2010 Retail acquisition – Gateway Overlook

2011 Retail acquisition – Olney Village Center

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio

2010 dispositions – Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges,

    Ammendale I&II and Amvax

Real estate rental revenue from same-store properties increased by $0.5 million in the 2011 Quarter primarily due to higher rental rates ($1.2 million), partially offset by lower occupancy ($0.6 million).

Real estate expenses from same-store properties increased by $0.2 million in the 2011 Quarter as higher operating expenses ($1.0 million) were offset by lower real estate taxes ($0.8 million).

The decrease in same-store occupancy was the result of difficulties in leasing vacant space across all segments. The increase in non-same-store occupancy reflects the acquisitions made during the 2011 Period and 2010. Lansdowne Medical Office Building, which was vacant upon acquisition in 2009, was 32.0% leased as of the end of the 2011 Quarter. During the 2011 Quarter, 56.9% of the commercial square footage expiring was renewed as compared to 38.2% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 241,900 commercial square feet at an average rental rate of $33.71 per square foot, an increase of 11.7%, with average tenant improvements and leasing costs of $24.44 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Quarter Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$31,306	$31,740	$(434)	(1.4)%
Non-same-store (1)	3,903	—	3,903

Total real estate rental revenue	$35,209	$31,740	$3,469	10.9%
Real Estate Expenses
Same-store	$10,748	$11,451	$(703)	(6.1)%
Non-same-store (1)	1,442	—	1,442

Total real estate expenses	$12,190	$11,451	$739	6.5%
NOI
Same-store	$20,558	$20,289	$269	1.3%
Non-same-store (1)	2,461	—	2,461

Total NOI	$23,019	$20,289	$2,730	13.5%

Occupancy	2011	2010
Same-store	88.1%	89.4%
Non-same-store (1)	90.5%

Total	88.6%	89.4%

(1)	Non-same-store properties include:

2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II

Real estate rental revenue from same-store properties decreased by $0.4 million in the 2011 Quarter due to lower reimbursements for real estate taxes ($0.4 million) and lower occupancy ($0.2 million), partially offset by higher rental rates ($0.3 million).

Real estate expenses from same-store properties decreased by $0.7 million due to lower real estate taxes ($0.9 million) partially offset by higher repairs and maintenance costs ($0.2 million).

The decrease in same-store occupancy was primarily due to lower occupancy at 2000 M Street and West Gude Drive, partially offset by higher occupancy at One Central Plaza. The non-same-store occupancy of 90.5% reflects high occupancy at 1140 Connecticut Avenue, Braddock Metro Center and John Marshall II, partially offset by 1227 25th Street, which was 71.9% occupied at the end of the 2011 Quarter. During the 2011 Quarter, 58.6% of the square footage that expired was renewed compared to 26.4% in the 2010 Quarter, excluding properties sold or classified as held for sale. During the 2011 Quarter, we executed new leases for 152,900 square feet of office space at an average rental rate of $39.53 per square foot, an increase of 9.7%, with average tenant improvements and leasing costs of $23.96 per square foot.

Medical Office Segment:

	Quarters Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,167	$10,979	$188	1.7%
Non-same-store (1)	184	14	170	1,214.3%

Total real estate rental revenue	$11,351	$10,993	$358	3.3%
Real Estate Expenses
Same-store	$3,509	$3,499	$10	0.3%
Non-same-store (1)	147	136	11	8.1%

Total real estate expenses	$3,656	$3,635	$21	0.6%
NOI
Same-store	$7,658	$7,480	$178	2.4%
Non-same-store (1)	37	(122)	159	(130.3)%

Total NOI	$7,695	$7,358	$337	4.6%

Occupancy	2011	2010
Same-store	91.3%	93.3%
Non-same-store (1)	27.0%	5.7%

Total	87.2%	87.8%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue from same-store properties increased by $0.2 million in 2011 Quarter due to higher rental rates ($0.3 million) and higher reimbursements for operating expenses ($0.1 million), partially offset by lower occupancy ($0.2 million).

Real estate expenses from same-store properties slightly increased in the 2011 Quarter.

The decrease in same-store occupancy was driven by lower occupancy at Woodholme Medical Center, 9707 Medical Center Drive and 8301 Arlington Boulevard. The increase in non-same-store occupancy to 27.0% in the 2011 Quarter reflects the continued lease-up of Lansdowne Medical Office Building, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2011 Quarter, 72.1% of the square footage that expired was renewed compared to 90.2% in the 2010 Quarter. During the 2011 Quarter, we executed new leases (excluding first generation leases) for 29,100 square feet of medical office space at an average rental rate of $37.76, an increase of 9.0%, with average tenant improvements and leasing costs of $10.96 per square foot.

Retail Segment:

	Quarter Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$10,139	$9,865	$274	2.8%
Non-same-store (1)	2,361	—	2,361

Total real estate rental revenue	$12,500	$9,865	$2,635	26.7%
Real Estate Expenses
Same-store	$2,569	$2,028	$541	26.7%
Non-same-store (1)	498	—	498

Total real estate expenses	$3,067	$2,028	$1,039	51.2%
NOI
Same-store	$7,570	$7,837	$(267)	(3.4)%
Non-same-store (1)	1,863	—	1,863

Total NOI	$9,433	$7,837	$1,596	20.4%

Occupancy	2011	2010
Same-store	91.8%	92.2%
Non-same-store (1)	94.7%

Total	92.3%	92.2%

(1)	Non-same-store properties include:

2011 acquisition – Olney Village Center

2010 acquisition – Gateway Overlook

Real estate rental revenue from same-store properties increased by $0.3 million in the 2011 Quarter due to higher rental rates ($0.1 million), higher reimbursements for common area maintenance ($0.2 million) and higher lease termination fees ($0.1 million), partially offset by higher reserves for uncollectible revenue ($0.2 million).

Real estate expenses from same-store properties increased by $0.5 million in the 2011 Quarter primarily due to higher utilities ($0.1 million), common area maintenance ($0.1 million) and legal ($0.1 million) costs and real estate taxes ($0.1 million).

The decrease in same-store occupancy was driven by lower occupancy at the Centre at Hagerstown, partially offset by higher occupancy at Montgomery Village Center. The non-same-store occupancy of 94.7% reflects the acquisitions of Olney Village Center and Gateway Overlook. During the 2011 Quarter, 15.9% of the square footage that expired was renewed compared to 33.8% in the 2010 Quarter. During the 2011 Quarter, we executed new leases for 59,900 square feet of retail space at an average rental rate of $18.56, an increase of 31.3%, with average tenant improvements and leasing costs of $32.19 per square foot.

Multifamily Segment:

	Quarter Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$12,871	$12,434	$437	3.5%
Real Estate Expenses
Total	$5,157	$4,798	$359	7.5%
NOI
Total	$7,714	$7,636	$78	1.0%

Occupancy	2011	2010
Total	94.0%	96.4%

Real estate rental revenue increased by $0.4 million in the 2011 Quarter due primarily to higher rental rates ($0.5 million) and lower rent abatements ($0.1 million), partially offset by lower occupancy ($0.2 million).

Real estate expenses increased by $0.4 million in the 2011 Quarter primarily due to higher property administration and management ($0.2 million) and utilities ($0.1 million) costs and real estate taxes ($0.1 million).

The decrease in occupancy was driven by lower occupancy at the Ashby at McLean and Bethesda Hill Apartments.

2011 Period Compared to 2010 Period

The following tables of selected operating data provide the basis for our discussion of NOI in the 2011 Period compared to the 2010 Period. Occupancy data is not presented because the results are unchanged from the quarterly data presented in the previous section. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$190,581	$190,291	$290	0.2%
Non-same-store (1)	22,238	2,835	19,403	684.4%

Total real estate rental revenue	$212,819	$193,126	$19,693	10.2%
Real Estate Expenses
Same-store	$63,996	$64,508	$(512)	(0.8)%
Non-same-store (1)	7,128	1,119	6,009	537.0%

Total real estate expenses	$71,124	$65,627	$5,497	8.4%
NOI
Same-store	$126,585	$125,783	$802	0.6%
Non-same-store (1)	15,110	1,716	13,394	780.5%

Total NOI	$141,695	$127,499	$14,196	11.1%

Reconciliation to Net Income
NOI	$141,695	$127,499
Acquisition costs	(3,571)	(452)
Other income	886	875
Interest expense	(50,266)	(49,662)
Depreciation and amortization	(67,899)	(59,574)
General and administrative expenses	(11,588)	(10,455)
Gain from non-disposal activities	—	4
Gain (loss) on extinguishment of debt	—	(280)
Discontinued operations:
Gain on sale of real estate	56,639	7,942
Income tax expense on sale of real estate	(1,138)	—
Income (loss) from operations of properties sold or held for sale (2)	9,522	11,047

Net income	74,280	26,944
Less: Net income attributable to noncontrolling interests	(85)	(109)

Net income attributable to the controlling interests	$74,195	$26,835

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II

2010 Office acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

2011 Retail acquisition – Olney Village Center

2010 Retail acquisition – Gateway Overlook

2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 sold and held for sale – Dulles Station, Phase I and the Industrial Portfolio

2010 dispositions – Parklawn Plaza, Lexington Building, Saratoga Building, Charleston Business Center, the Ridges, Ammendale I&II and Amvax

Real estate rental revenue from same-store properties increased by $0.3 million in the 2011 Period due to higher rental rates ($3.7 million), offset by lower occupancy ($2.1 million), lower real estate tax reimbursements ($1.1 million) and higher reserves for uncollectible revenue ($0.1 million).

Real estate expenses from same-store properties decreased by $0.5 million in the 2011 Period primarily due to lower real estate taxes ($1.6 million), partially offset by higher property administration and management costs ($0.8 million) and repairs and maintenance costs ($0.5 million).

During the 2011 Period, 64.6% of the commercial square footage expiring was renewed as compared to 56.6% in the 2010 Period, excluding properties sold or classified as held for sale. During the 2011 Period, we executed new leases (excluding first generation leases at recently-built properties) for 762,200 commercial square feet at an average rental rate of $30.46 per square foot, an increase of 9.5%, with average tenant improvements and leasing costs of $20.17 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Period Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$88,283	$89,863	$(1,580)	(1.8)%
Non-same-store (1)	15,577	2,810	12,767	454.3%

Total real estate rental revenue	$103,860	$92,673	$11,187	12.1%
Real Estate Expenses
Same-store	$30,099	$31,403	$(1,304)	(4.2)%
Non-same-store (1)	5,206	732	4,474	611.2%

Total real estate expenses	$35,305	$32,135	$3,170	9.9%
NOI
Same-store	$58,184	$58,460	$(276)	(0.5)%
Non-same-store (1)	10,371	2,078	8,293	399.1%

Total NOI	$68,555	$60,538	$8,017	13.2%

(1)	Non-same-store properties include:

2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II

2010 acquisitions – Quantico Corporate Center (925 and 1000 Corporate Drive)

Real estate rental revenue from same-store properties decreased by $1.6 million in the 2011 Period primarily due to lower occupancy ($1.6 million), lower real estate tax reimbursements ($1.0 million) and higher rent abatements ($0.4 million), partially offset by higher rental rates ($0.9 million) and lower reserves for uncollectible revenue ($0.6 million).

Real estate expenses from same-store properties decreased by $1.3 million in the 2011 Period primarily due to lower real estate taxes ($1.6 million) partially offset by higher repairs and maintenance costs ($0.4 million).

During the 2011 Period, 52.7% of the square footage that expired was renewed compared to 43.2% in the 2010 Period, excluding properties sold or classified as held for sale. During the 2011 Period, we executed new leases for 451,300 square feet of office space at an average rental rate of $33.13 per square foot, an increase of 7.3%, with average tenant improvements and leasing costs of $22.14 per square foot.

Medical Office Segment:

	Period Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$33,571	$33,670	$(99)	(0.3)%
Non-same-store (1)	431	25	406	1,624.0%

Total real estate rental revenue	$34,002	$33,695	$307	0.9%
Real Estate Expenses
Same-store	$10,295	$10,803	$(508)	(4.7)%
Non-same-store (1)	452	387	65	16.8%

Total real estate expenses	$10,747	$11,190	$(443)	(4.0)%
NOI
Same-store	$23,276	$22,867	$409	1.8%
Non-same-store (1)	(21)	(362)	341	(94.2)%

Total NOI	$23,255	$22,505	$750	3.3%

(1)	Non-same-store properties include:

2009 acquisition – Lansdowne Medical Office Building

Real estate rental revenue from same-store properties decreased by $0.1 million in 2011 Period due to lower occupancy ($0.6 million), higher reserves for uncollectible revenue ($0.2 million) and lower operating expense ($0.2 million) and real estate tax ($0.2 million) reimbursements, partially offset by higher rental rates ($1.1 million).

Real estate expenses from same-store properties decreased by $0.5 million in the 2011 Period primarily due to recoveries of bad debt ($0.3 million) and lower real estate taxes ($0.1 million).

During the 2011 Period, 74.3% of the square footage that expired was renewed compared to 76.1% in the 2010 Period. During the 2011 Period, we executed new leases (excluding first generation leases) for 133,800 square feet of medical office space at an average rental rate of $36.84, an increase of 14.1%, with average tenant improvements and leasing costs of $21.25 per square foot.

Retail Segment:

	Period Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$30,654	$30,566	$88	0.3%
Non-same-store (1)	6,230	—	6,230	N/A

Total real estate rental revenue	$36,884	$30,566	$6,318	20.7%
Real Estate Expenses
Same-store	$8,758	$7,877	$881	11.2%
Non-same-store (1)	1,470	—	1,470	N/A

Total real estate expenses	$10,228	$7,877	$2,351	29.8%
NOI
Same-store	$21,896	$22,689	$(793)	(3.5)%
Non-same-store (1)	4,760	—	4,760	N/A

Total NOI	$26,656	$22,689	$3,967	17.5%

(1)	Non-same-store properties include:

2011 acquisition – Olney Village Center

2010 acquisition – Gateway Overlook

Real estate rental revenue from same-store properties increased by $0.1 million in the 2011 Period primarily due to higher rental rates ($0.3 million), lease termination fees ($0.1 million), occupancy ($0.1 million) and real estate tax reimbursements ($0.1 million), offset by reserves for uncollectible revenue ($0.6 million).

Real estate expenses from same-store properties increased by $0.9 million in the 2011 Period primarily due to the write-off of receivables due to a large tenant bankruptcy at the Centre at Hagerstown ($0.7 million), higher legal fees ($0.1 million) and higher real estate taxes ($0.1 million).

During the 2011 Period, 85.2% of the square footage that expired was renewed compared to 70.1% in the 2010 Period. During the 2011 Period, we executed new leases for 177,100 square feet of retail space at an average rental rate of $19.23, an increase of 13.9%, with average tenant improvements and leasing costs of $14.35 per square foot.

Multifamily Segment:

	Period Ended September 30,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$38,073	$36,192	$1,881	5.2%
Real Estate Expenses
Total	$14,844	$14,425	$419	2.9%
NOI
Total	$23,229	$21,767	$1,462	6.7%

Real estate rental revenue increased by $1.9 million in the 2011 Period due primarily to higher rental rates ($1.3 million), lower rent abatements ($0.4 million) and higher parking income ($0.1 million).

Real estate expenses increased by $0.4 million in the 2011 Period due primarily to higher property administration and management costs ($0.3 million), repairs and maintenance costs ($0.1 million) and real estate taxes ($0.1 million).

Liquidity and Capital Resources

Capital Structure

During 2011, we expect that we will have the following capital requirements. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	All remaining 2011 maturities on our mortgage notes payable and unsecured notes payable have been paid;

•

Approximately $35.0 - $45.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $25.0 - $30.0 million to invest in our development projects; and

•	Approximately $283.1 million, net of assumed mortgages, to fund our known property acquisitions, all of which closed in the 2011 Period.

Debt Financing

Our total debt at September 30, 2011 and December 31, 2010 is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Fixed rate mortgages	$428,909	$361,860
Unsecured credit facilities	193,000	100,000
Unsecured notes payable	657,378	753,587

	$1,279,287	$1,215,447

Mortgage Debt

At September 30, 2011, our $428.9 million in fixed rate mortgages, which includes a net $4.4 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.7 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facilities

Our primary external source of liquidity is our two revolving credit facilities.

Credit Facility No. 1 is a $75.0 million unsecured credit facility set to expire in June 2012. We had $74.0 million outstanding and $0.8 million in letters of credit issued as of September 30, 2011, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2012. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.

Credit Facility No. 2 is a $400.0 million unsecured credit facility expiring in July 2014. We had $119.0 million outstanding and $0.9 million in letters of credit issued as of September 30, 2011, related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 0.5%. The interest rate spread is currently 122.5 basis points. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.225% per annum. These fees are payable quarterly. All outstanding advances are due and payable upon maturity in July 2014 with a one-year extension option.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2011, we were in compliance with our loan covenants.

There is a possibility that in the near term we may rely to a greater extent upon our unsecured credit facilities and potentially maintain balances on our unsecured credit facilities for longer periods than has been our historical practice. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.

Unsecured Notes

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we generally seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year.

Our unsecured notes have maturities ranging from May 2012 through February 2028, as follows (in thousands):

September 30, 2011
Note Principal
5.05% notes due 2012	$50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
7.25% notes due 2028	50,000

$660,000

Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.

Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2011, we were in compliance with our unsecured notes covenants.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 66.1 million shares were outstanding at September 30, 2011.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2011 Period, we issued 125,484 common shares at a weighted average price of $30.71 per share, raising $3.8 million in net proceeds.

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

The table below details our dividend and distribution payments for the 2011 and 2010 Quarters and Periods (in thousands).

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Common dividends	$28,804	$27,647	$1,157	4.2%	$86,190	$80,387	$5,803	7.2%
Distributions to noncontrolling interests	44	46	(2)	(4.3)%	151	137	14	10.2%

	$28,848	$27,693	$1,155	4.2%	$86,341	$80,524	$5,817	7.2%

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

Historical Cash Flows

Consolidated cash flow information is summarized as follows (in millions):

	Period Ended September 30,
			Change
	2011	2010	$	%
Net cash provided by (used in) operating activities	$86.4	$83.5	$2.9	3.5%
Net cash provided by (used in) investing activities	$(23.2)	$(61.8)	$38.6	(62.5)%
Net cash provided by (used in) financing activities	$(101.2)	$229.5	$(330.7)	(144.1)%

Our operating activities generated $86.4 million of net cash in the 2011 Period, an increase from $83.5 million in the 2010 Period that is primarily attributable the acquisitions made during 2011 and 2010, partially offset by dispositions and acquisition costs.

Our investing activities used net cash of $23.2 million in the 2011 Period compared to $61.8 million in the 2010 Period. The decrease in cash used by investing activities is primarily due proceeds from the first phase of the sale of the Industrial Portfolio, partially offset by a higher volume of acquisition activity during the 2011 Period.

Our financing activities used net cash of $101.2 million in the 2011 Period as compared to net cash provided of $229.5 million in the 2010 Period. The increase in cash used by financing activities is primarily due to the repayment of notes that matured during the 2011 Period, as well as proceeds from equity offerings during the 2010 Period.

Ratios of Earnings to Fixed Charges and Debt Service Coverage

The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Earnings to fixed charges	1.1x	1.2x	1.2x	1.1x
Debt service coverage	2.7x	2.7x	2.7x	2.6x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Net income attributable to the controlling interests	$63,008	$6,625	$74,195	$26,835
Adjustments:
Depreciation and amortization	23,479	20,224	67,899	59,574
Gain from non-disposal activities	—	(4)	—	(4)
Discontinued operations:
Depreciation and amortization	943	4,054	7,231	11,981
Gain on sale of real estate	(56,639)	—	(56,639)	(7,942)
Income tax expense (benefit)	(35)	—	1,138	—

FFO as defined by NAREIT	$30,756	$30,899	$93,824	$90,444

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

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.37	Purchase and Sale Agreement, dated as of August 5, 2011, for 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook and Alban Business Center.	8-K	001-06622	10.37	8/9/2011

10.38	Purchase and Sale Agreement, dated as of August 5, 2011, for Pickett Industrial Park and Northern Virginia Industrial Park I.	8-K	001-06622	10.38	8/9/2011

10.39	Purchase and Sale Agreement, dated as of August 5, 2011, for Albemarle Point, 270 Technology Park I, 270 Technology Park II, The Crescent, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South Phase I, Hampton South Phase II and 8900 Telegraph Road.	8-K	001-06622	10.39	8/9/2011

10.40	Purchase and Sale Agreement, dated as of August 5, 2011, for Northern Virginia Industrial Park II.	8-K	001-06622	10.40	8/9/2011

10.41	Purchase and Sale Agreement, dated as of August 5, 2011, for 6100 Colombia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K	001-06622	10.41	8/9/2011

10.42	First Amendment to Purchase and Sale Agreement, dated as of October 5, 2011, for 6100 Columbia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K/A	001-06622	10.42	10/6/2011

12	Computation of Ratios					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X

31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32	Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements	X

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

DATE: November 8, 2011