Form 10-K
period 2011-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2012-02-27
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NO. 1-6622
___________________________________________________
WASHINGTON REAL ESTATE INVESTMENT TRUST
(Exact name of registrant as specified in its charter)
___________________________________________________

MARYLAND	53-0261100
(State of incorporation)	(IRS Employer Identification Number)
6110 EXECUTIVE BOULEVARD, SUITE 800, ROCKVILLE, MARYLAND 20852
(Address of principal executive office) (Zip code)
Registrant’s telephone number, including area code: (301) 984-9400
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered
Shares of Beneficial Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2011, the aggregate market value of such shares held by non-affiliates of the registrant was approximately $2,133,692,094 (based on the closing price of the stock on June 30, 2011).
As of February 21, 2012, 66,271,263 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2011 FORM 10-K ANNUAL REPORT

PART I
ITEM 1:  BUSINESS
WRIT Overview
Washington Real Estate Investment Trust (“we” or “WRIT”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, medical office buildings, multifamily buildings and retail centers.
Our geographic focus is based on two principles:

1.	Real estate is a local business and is more effectively selected and managed by owners located, and with expertise, in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and diversified enough to withstand downturns in their primary industry.
We consider markets to be local if they can be reached from Washington within two hours by car. While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we will consider investments within the two-hour radius described above. We also may, in the future, consider opportunities to duplicate our Washington-focused approach in other geographic markets which meet the criteria described above.
Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.
All of our officers and employees live and work in the greater Washington metro region and all but one of our officers have over 20 years of experience in this region.
Over the last five years, dividends paid per share have been $1.735 for 2011, $1.73125 for 2010, $1.73 for 2009, $1.72 for 2008 and $1.68 for 2007.
The Greater Washington Metro Area Economy
The Washington metro region remained among the top economic centers in the nation in 2011, but uncertainty about the impact of proposed cuts to the federal budget slowed the pace of the region's economic growth. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region gained only 5,900 jobs during the 12 month period ending October 2011. The region's unemployment rate was 5.7% at October 2011, down from 5.9% in the prior year. The region's unemployment rate remains the lowest rate among all of the nation's largest metro areas. Projected 2011 GRP growth is expected to be 2.5% as compared to the national increase of 1.6%. The federal government remains the region's most important industry, providing approximately one third of the region's GRP.
Delta expects the Washington metro region's economy to grow in 2012 at a similar pace to 2011. Delta forecasts GRP growth for the Washington metro region to continue to exceed the national average in 2012.

Greater Washington Metro Region Real Estate Markets
The Washington metro region's economy has translated into improving relative real estate market performance in each of our segments, compared to other national metropolitan regions, as reported by Delta. Market statistics and information from Delta are set forth below:
Office and Medical Office Sectors

•	Average effective rents decreased 0.9% in 2011 in the region compared to a decrease of 6.5% in 2010.

•
Overall vacancy was 12.1% at year-end 2011, up from 11.9 % at year-end 2010 but down from 13.0% at year-end 2009. The region has the fourth lowest vacancy rate of large metro areas in the United States.

•
Net absorption (defined as the change in occupied, standing inventory from one period to the next) totaled 1.1 million square feet in 2011, down from 6.4 million square feet in 2010 and below the 6.2 million square foot long-term average.

•	Of the 7.0 million square feet of office space under construction at year-end 2011 (up from 5.0 million square feet at year-end 2010), 52% is pre-leased compared to 61% one year ago.

Retail Sector

•	Rental rates at grocery-anchored centers were up 2.1% in the region in 2011, compared to the 2.4% decrease in 2010.

•	Vacancy for grocery-anchored centers was 5.5% at year-end 2011, down from 5.6% at year-end 2010.

•	Average Household Income for the Washington metro region in 2011 was $102,600, 46% higher than the national average.
Multifamily Sector

•
Net effective rents for all investment grade apartments increased 2.1% in the greater Washington metro region during 2011. Class A rents increased by 2.4% in 2011, compared to an increase of 7.8% in 2010.

•
The vacancy rate for all apartments was 3.8% at year-end 2011, compared to 3.4% at year-end 2010. The national rate was 5.8% at year-end 2011, which places the Washington metro region as one of the lowest vacancy rates of any metro area in the nation. Class A vacancy increased to 5.0% at year-end 2011 from 4.6% at year-end 2010.

Our Portfolio
As of December 31, 2011, we owned a diversified portfolio of 71 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 residential units, and land held for development. These 71 properties consist of 26 office properties, 18 medical office properties, 16 retail centers and 11 multifamily properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2011, 2010 and 2009, and the percent leased, calculated as the percentage of physical net rentable area leased, as of December 31, 2011, were as follows:

Percent Leased December 31, 2011		Real Estate Rental Revenue(1)
		2011	2010	2009
90%	Office	49%	48%	48%
89%	Medical office	16%	17%	18%
94%	Retail	17%	16%	16%
96%	Multifamily	18%	19%	18%
		100%	100%	100%

(1)	Data excludes discontinued operations.
On a combined basis, our commercial portfolio (i.e., our office, medical office and retail properties, but not our multifamily properties) was 91% leased at December 31, 2011 and 2010, and 93% leased at December 31, 2009.
The commercial lease expirations for the next five years are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
2012	216	734,304	$23,340	10%
2013	196	1,055,537	27,283	12%
2014	171	1,036,983	34,600	15%
2015	143	949,144	32,186	14%
2016	139	899,910	27,020	12%
2017 and thereafter	316	2,544,027	89,499	37%
Total	1,181	7,219,905	$233,928	100%
Total real estate rental revenue from continuing operations was $289.5 million for 2011, $258.5 million for 2010 and $256.5 million for 2009. During the three year period ended December 31, 2011, we acquired six office buildings, one medical office building and two retail centers. During that same time frame, we sold eight office buildings, one multifamily building and our entire industrial segment.
No single tenant accounted for more than 3.7% of real estate rental revenue in 2011, 3.8% of real estate rental revenue in 2010 and 3.8% of real estate rental revenue in 2009. All federal government tenants in the aggregate accounted for approximately 1.7% of our 2011 real estate rental revenue. Federal government tenants include the Department of Defense, Social Security Administration, Federal Bureau of Investigation, Office of Personnel Management and the National Institutes of Health.

Our ten largest tenants, in terms of aggregate occupied square feet, are as follows:

1.	World Bank
2.	General Services Administration
3.	Advisory Board Company
4.	L-3 Services, Inc
5.	Booz Allen Hamilton, Inc.
6.	Patton Boggs LLP
7.	INOVA Health System
8.	Sunrise Assisted Living, Inc.
9.	Children's Hospital
10.	General Dynamics
We expect to continue investing in additional income-producing properties. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.
We make capital improvements on an ongoing basis to our properties for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties in 2011, 2010, and 2009 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”
Further description of the property groups is contained in Item 2, Properties and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On February 21, 2012, we had 303 employees including 216 persons engaged in property management functions and 87 persons engaged in corporate, financial, leasing, asset management and other functions.
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

Tax Treatment of Recent Disposition Activity
We sold several properties during the three year period ended December 31, 2011:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	$350,900	$97,491
April 5, 2011	Dulles Station, Phase I	Office	180,000	58,800	—
		Total 2011	3,272,000	$409,700	$97,491

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,400	$7,900
December 21, 2010	The Ridges	Office	104,000	27,500	4,500
December 22, 2010	Ammendale I&II/ Amvax	Industrial	305,000	23,000	9,200
		Total 2010	638,000	$73,900	$21,600

May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500
		Total 2009	456,000	$38,000	$13,300

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point), and we closed on the sale on three separate dates. On September 2, 2011, we closed on the sale of the two office properties (the Crescent and Albemarle Point) and 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road. On October 3, 2011, we closed the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).
All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). A portion of the sales proceeds were reinvested in replacement properties, with the remainder paid out to shareholders.

We distributed all of our 2011, 2010 and 2009 ordinary taxable income to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates. On April 5, 2011, we settled on the sale of Dulles Station, Phase I, an office property held by one of our TRS's. With the application of available net operating loss carryforwards, we recognized $1.1 million in current net federal and state income tax liabilities in connection with this sale.
During the fourth quarter of 2011 we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3 to the consolidated financial statements). The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.
As of December 31, 2011, our TRS's had a net deferred tax asset of $0.1 million and a net deferred tax liability of $0.5 million, primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. There were no material income tax provisions or material net deferred income tax items for our TRS's for the years ended December 31, 2010 and 2009.
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
Our financial performance and the value of our real estate assets are subject to the risk that if our office, medical office, retail and multifamily properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	the economic health of our tenants and the ability to collect rents;

•	consumer confidence, unemployment rates, and consumer tastes and preferences;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, medical office, retail and multifamily properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.
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
All of our properties are located in the Washington metropolitan region, which may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in our geographic region may be dependent upon one or more industries, thus a downturn in one of the industries may have a particularly strong effect. In the event of negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.
We may be adversely affected by any significant reductions in federal government spending.
As a REIT operating exclusively in the Washington, D.C. metropolitan area, a significant portion of our properties is occupied by United States Government tenants or tenants that are directly or indirectly serving the United States Government as federal contractors or otherwise. A significant reduction in federal government spending could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington, D.C. metropolitan area are significantly dependent upon the level of federal government spending in the region. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewal. As a result, if such a reduction in federal government spending were to occur, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.
Disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.
The United States and global equity and credit markets have experienced significant price volatility and liquidity disruptions which caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly and negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Any disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. As well, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. In addition, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing.
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

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	competition from other real estate investors may significantly increase the purchase price;

•	our estimates of capital expenditures required for an acquired property, including the costs of repositioning or redeveloping, may be inaccurate;

•
we may be unable to acquire a desired property because of competition from other real estate investors, including publicly traded real estate investment trusts, institutional investment funds and private investors; and

•
even if we enter into an acquisition agreement for a property, it is subject to customary conditions to closing, including completion of due diligence investigations which may have findings that are unacceptable.

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
We face potential difficulties or delays renewing leases or re-leasing space.
As of December 31, 2011, leases on our commercial properties will expire from 2012 through 2016 as follows:

% of leased square footage
2012	10%
2013	12%
2014	15%
2015	14%
2016	12%
Total	63%
We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-let the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended 2011, 2010 and 2009, the multifamily tenant retention rate was 56%, 61% and 54%, respectively. Similar to our commercial properties, if our multifamily tenants decide not to renew their leases, we may not be able to re-let the space, or the terms of the renewal may be less favorable than current lease terms. As a result of the foregoing, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.
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
Developing properties presents a number of risks for us, including risks that:

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
We invest in joint ventures in which we are not the exclusive investor or principal decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.
Our properties face significant competition.
We face significant competition from developers, owners and operators of office, medical office, retail, multifamily and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rents than the space in our properties.
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
On February 21, 2012, our total consolidated debt was approximately $1.2 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $29.54 per share of our common shares on February 21, 2012, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 37% as of February 21, 2012.
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
We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2012. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.
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

These provisions may delay, defer, or prevent a transaction or a change in control that may involve a premium price for holders of our shares or otherwise be in their best interests. Our bylaws currently provide that the foregoing provision regarding "control share acquisitions" will not apply to WRIT. However, our board of trustees could, in the future, modify our bylaws such that the foregoing provision regarding "control share acquisitions" would be applicable to WRIT.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The schedule on the following pages lists our real estate investment portfolio as of December 31, 2011, which consisted of 71 properties and land held for development.
As of December 31, 2011, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.
Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.
Schedule of Properties

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/2011
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	98,000	81%
51 Monroe Street	Rockville, MD	1979	1975	218,000	90%
515 King Street	Alexandria, VA	1992	1966	73,000	100%
6110 Executive Boulevard	Rockville, MD	1995	1971	199,000	89%
1220 19thStreet	Washington, D.C.	1995	1976	102,000	97%
1600 Wilson Boulevard	Arlington, VA	1997	1973	168,000	97%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	533,000	94%
600 Jefferson Plaza	Rockville, MD	1999	1985	113,000	95%
1700 Research Boulevard	Rockville, MD	1999	1982	101,000	77%
Wayne Plaza	Silver Spring, MD	2000	1970	94,000	83%
Courthouse Square	Alexandria, VA	2000	1979	114,000	91%
One Central Plaza	Rockville, MD	2001	1974	267,000	94%
The Atrium Building	Rockville, MD	2002	1980	80,000	94%
1776 G Street	Washington, D.C.	2003	1979	262,000	100%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	130,000	97%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	275,000	80%
Monument II	Herndon, VA	2007	2000	207,000	67%
Woodholme Center	Pikesville, MD	2007	1989	75,000	73%
2000 M Street	Washington, D.C.	2007	1971	239,000	72%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	134,000	100%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	100%
1140 Connecticut Avenue	Washington, D.C.	2011	1966	185,000	86%
1227 25th Street	Washington, D.C.	2011	1988	132,000	72%
Braddock Metro Center	Alexandria, VA	2011	1985	345,000	92%
John Marshall II	Tysons Corner, VA	2011	1996/2010	223,000	100%
Subtotal				4,793,000	90%

Properties	Location	Year Acquired	Year Constructed	Net Rentable Square Feet	Percent Leased 12/31/2011
Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	73,000	98%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	97%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	96%
Prosperity Medical Center II	Merrifield, VA	2003	2001	89,000	93%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	95%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	84%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	49,000	61%
Alexandria Professional Center	Alexandria, VA	2006	1968	114,000	96%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	86%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
Plumtree Medical Center	Bel Air, MD	2006	1991	33,000	95%
15005 Shady Grove Road	Rockville, MD	2006	2002	52,000	100%
2440 M Street	Washington, D.C.	2007	1986/2006	112,000	95%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996	123,000	93%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002	75,000	91%
CentreMed I & II	Centreville, VA	2007	1998	52,000	95%
Sterling Medical Office Building	Sterling, VA	2008	1986/2000	36,000	77%
Lansdowne Medical Office Building	Leesburg, VA	2009	2009	85,000	32%
Subtotal				1,311,000	89%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	150,000	96%
Concord Centre	Springfield, VA	1973	1960	76,000	91%
Wheaton Park	Wheaton, MD	1977	1967	74,000	87%
Bradlee	Alexandria, VA	1984	1955	168,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	198,000	85%
Shoppes of Foxchase[1]	Alexandria, VA	1994	1960/2006	134,000	95%
Frederick County Square	Frederick, MD	1995	1973	227,000	93%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959	47,000	96%
Centre at Hagerstown	Hagerstown, MD	2002	2000	332,000	91%
Frederick Crossing	Frederick, MD	2005	1999/2003	295,000	94%
Randolph Shopping Center	Rockville, MD	2006	1972	82,000	95%
Montrose Shopping Center	Rockville, MD	2006	1970	145,000	93%
Gateway Overlook	Columbia, MD	2010	2007	223,000	90%
Olney Village Center	Olney, MD	2011	1979	198,000	100%
Subtotal				2,449,000	94%

Properties	Location	Year Acquired	Year Constructed	# of Units	Net Rentable Square Feet	Percent Leased 12/31/2011
Multifamily Buildings
3801 Connecticut Avenue	Washington, D.C.	1963	1951	308	179,000	95%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	95%
Country Club Towers	Arlington, VA	1969	1965	227	159,000	97%
Park Adams	Arlington, VA	1969	1959	200	173,000	97%
Munson Hill Towers	Falls Church, VA	1970	1963	279	258,000	97%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	96%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	158,000	98%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	226,000	94%
Bennett Park	Arlington, VA	2007	2007	224	214,000	96%
Clayborne	Alexandria, VA	2008	2008	74	60,000	93%
Kenmore	Washington, D.C.	2008	1948	374	268,000	94%
Subtotal				2,540	2,139,000	96%
TOTAL					10,692,000

1 Development on approximately 60,000 square feet of the center was completed in December 2006.

* Multifamily buildings are presented in gross square feet.
ITEM 3: LEGAL PROCEEDINGS
None.
ITEM 4: MINE SAFTEY DISCLOSURES
N/A.

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares trade on the New York Stock Exchange. Currently, there are approximately 5,525 shareholders of record.
The high and low sales price for our shares for 2011 and 2010, by quarter, and the amount of dividends we paid per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2011
	Fourth	$0.43375	$30.96	$25.64
	Third	$0.43375	$33.88	$25.51
	Second	$0.43375	$34.53	$30.13
	First	$0.43375	$31.60	$29.09
2010
	Fourth	$0.43375	$34.05	$29.25
	Third	$0.43250	$32.14	$26.67
	Second	$0.43250	$32.75	$27.32
	First	$0.43250	$30.77	$25.09
We have historically paid dividends on a quarterly basis.
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

	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Real estate rental revenue	$289,527	$258,490	$256,549	$229,496	$202,601
Income (loss) from continuing operations	$(1,128)	$992	$9,723	$(8,842)	$8,082
Discontinued operations:
Income from operations of properties sold or held for sale	$9,015	$14,968	$17,877	$20,860	$24,564
Gain on sale of real estate	$97,491	$21,599	$13,348	$15,275	$25,022
Net income	$105,378	$37,559	$40,948	$27,293	$57,668
Net income attributable to the controlling interests	$104,884	$37,426	$40,745	$27,082	$57,451
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$(0.02)	$0.02	$0.17	$(0.18)	$0.17
Net income attributable to the controlling interests per share – diluted	$1.58	$0.60	$0.71	$0.55	$1.24
Total assets	$2,120,758	$2,167,881	$2,045,225	$2,109,407	$1,897,018
Lines of credit payable	$99,000	$100,000	$128,000	$67,000	$192,500
Mortgage notes payable	$427,710	$361,860	$364,594	$379,399	$209,608
Notes payable	$657,470	$753,587	$688,912	$890,679	$861,819
Shareholders’ equity	$859,044	$857,080	$745,255	$636,630	$502,540
Cash dividends paid	$115,045	$108,949	$100,221	$85,564	$78,050
Cash dividends declared and paid per share	$1.74	$1.73	$1.73	$1.72	$1.68

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2011 to 2010 and comparing 2010 to 2009.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
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
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2011, we owned a diversified portfolio of 71 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 71 properties consisted of 26 office properties, 18 medical office properties, 16 retail centers and 11 multifamily properties.
We have a fundamental strategy of regional focus and diversification by property type. In recent years, we have sought to upgrade our portfolio by selling properties that do not fit our current strategy (as described above at "Item 1: Business - WRIT Overview"), and acquiring or developing higher quality and better-located properties that we believe are consistent with such strategy. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.

Operating Results
Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for 2011 and 2010 were as follows (in thousands):

	2011	2010	Change
Real estate rental revenue	$289,527	$258,490	$31,037
NOI(1)	$192,335	$171,830	$20,505
Net income attributable to the controlling interests	$104,884	$37,426	$67,458
FFO(2)	$110,058	$111,566	$(1,508)

(1) See pages 31 and 37 of the MD&A for reconciliations of NOI to net income.
(2) See page 51 of the MD&A for reconciliations of FFO to net income.

Real estate rental revenues increased by $31.0 million and NOI increased by $20.5 million primarily due to acquisitions. Real estate rental revenue and NOI from same-store properties had small increases, as higher rental rates were offset by lower occupancy.
The $1.5 million decrease in FFO primarily reflects a $14.5 million impairment charge to reduce the carrying value of the land and parking garage at Dulles Station, Phase II, higher acquisition costs and the loss of income from properties we sold during 2011 and 2010. The impairment charge resulted from the determination that the development of the land at Dulles Station, Phase II is not probable under current market conditions. These were partially offset by an $8.2 million decrease in losses on extinguishment of debt and the increase in NOI from acquisitions.
While we expect slow but steady improvement in the real estate market conditions in the region during 2012, we anticipate continued challenges in leasing vacant space. We also anticipate circumstances where rents on new or renewal leases will be lower than the existing portfolio rents, putting further downward pressure on NOI. We plan to continue actively pursuing property acquisitions throughout 2012, which may generate future NOI growth. However, any NOI growth in 2012 from acquisitions would likely be offset by acquisition costs.
The performance of our four operating segments and the market conditions in our region are discussed in greater detail below (industry data is as reported by Delta):

•
The region’s office market did not improve during 2011, with overall vacancy increasing to 12.1% from 11.9% in the prior year. Vacancy in the submarkets was 13.8% for Northern Virginia, 14.4% for Suburban Maryland, and 8.4% in the District of Columbia. Net absorption (defined as the change in occupied, standing inventory from one year to the next) decreased to 1.1 million square feet from 6.4 million square feet in 2010. The region’s effective rents only decreased by 0.9%, as compared to a 6.5% decrease in 2010. Delta expects the region's office market to remain slow during 2012, with uncertainty over the federal budget affecting leasing activity. Our office segment was 89.7% leased at year-end 2011, a decrease from 90.7% leased at year-end 2010. By submarket, our office segment was 92.9% leased in Northern Virginia, 86.5% leased in Suburban Maryland, and 88.3% leased in the District of Columbia at year end 2011.

•
Our medical office segment was 88.6% leased at year-end 2011, a decrease from 90.2% at year-end 2010. The segment’s leased percentage reflects the 2009 acquisition of the newly-constructed Lansdowne Medical Office Building, which was 32.0% leased at year-end 2011. Excluding Lansdowne Medical Office Building, the segment was 92.5% leased at year-end 2011, as compared to 95.2% at year-end 2010.

•
The region’s retail market improved in 2011, with rental rates at grocery-anchored centers increasing by 2.1%, as compared to a 2.4% decrease in 2010. Vacancy rates decreased to 5.5% from 5.6% in 2010. Our retail segment was 93.5% leased at year-end 2011, up from 92.2% at year-end 2010.

•
The region’s multifamily market remained strong during 2011. The region’s vacancy rate for investment grade apartments increased to 3.8%, up from 3.4% one year ago but significantly better than the national vacancy rate of 5.8%. During the same period rents increased by 2.1%. Our multifamily segment was 95.8% leased at year-end 2011, down from 97.4% at year-end 2010.

Investment Activity
We sold our entire industrial segment and three office properties during 2011, and executed five property acquisitions. In addition, we executed two separate land acquisitions for multifamily development as the majority partner in consolidated joint ventures. These acquisitions are consistent with our current strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will continue to seek to acquire properties that fit our strategy during 2012, while partially financing these acquisitions with the sale of properties from our portfolio that we believe have lower potential for growth.
Capital Requirements
Over the past year, we continued to focus on strengthening our balance sheet in order to minimize our refinancing risk and prepare for future acquisitions as transaction volume increases. To this end, we executed an unsecured credit facility agreement that had the effect of expanding the total borrowing capacity on our unsecured lines of credit by $138.0 million. Our unsecured lines of credit had $99.0 million outstanding and a $0.8 million letter of credit issued at December 31, 2011, leaving a remaining borrowing capacity of $375.2 million. Our $75.0 million unsecured line of credit matures in June 2012. We currently expect to enter into a new unsecured revolving credit facility at an amount at least equal to our $75.0 million unsecured line of credit which expires in 2012.

We have a combined $71.7 million of unsecured and mortgage notes payable that mature in 2012. We currently expect to pay these maturities with some combination of proceeds from new debt, property sales and equity issuances.
Significant Transactions
We summarize below our significant transactions during the two years ended December 31, 2011:
2011

•
The disposition of our industrial segment and two office properties, totaling approximately 3.1 million square feet, under five separate sales contracts for an aggregate contract sales price of $350.9 million and a gain on sale of $97.5 million.

•	The disposition of Dulles Station, Phase I, a 180,000 square foot office building in Herndon, Virginia, for a contract sales price of $58.8 million.

•	The acquisition of four office buildings for $301.8 million, adding approximately 882,000 square feet.

•	The acquisition a retail property for $58.0 million, adding approximately 199,000 square feet.

•
The acquisition of approximately 37,000 square feet of land in Arlington, Virginia for $11.8 million through a consolidated joint venture of which WRIT is the 90% owner. The joint venture intends to develop a mid-rise apartment property on this land.

•
The acquisition of approximately one acre of land in Alexandria, Virginia for $13.9 million through a consolidated joint venture of which WRIT is the 95% owner. The joint venture intends to develop a high-rise apartment property on this land.

•
The execution of an unsecured credit facility agreement with Wells Fargo that replaced and expanded Credit Facility No. 2 (i.e., our previous credit facility with Wells Fargo) from $262.0 million to $400.0 million, with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. The new unsecured line of credit matures on July 1, 2014, with a one-year extension option, and currently bears an interest rate at LIBOR plus a margin of 122.5 basis points.

•
The execution of new leases for 1.0 million square feet of commercial space, with an average rental rate increase of 9.1% over expiring leases (excluding first generation leases at recently-built properties and sold properties).

2010

•	The acquisition of two office buildings for $68.0 million, adding approximately 271,000 square feet.

•	The acquisition of a retail property for $88.4 million, adding approximately 223,000 square feet.

•
The disposition of the Parklawn Portfolio, consisting of three office properties and one industrial property totaling approximately 229,000 square feet, for a contract sales price of $23.4 million and a gain on sale of $7.9 million.

•	The disposition of a 104,000 square foot office property, the Ridges, for a contract sales price of $27.5 million and a gain on sale of $4.5 million.

•	The disposition of three industrial properties totaling 305,000 square feet, Ammendale I & II and Amvax, for a contract sales price of $23.0 million and a gain on sale of $9.2 million.

•	The issuance of $250.0 million of 4.95% unsecured notes due October 1, 2020, with net proceeds of $245.8 million. The notes bear an effective interest rate of 5.053%.

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

•
The execution of new leases for 1.0 million square feet of commercial space, with an average rental rate increase of 13.6% over expiring leases (excluding first generation leases at recently-built properties).

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
The fair value of in-place leases consists of the following components: (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”).
We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the useful life of the asset, which is typically the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify above market net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost (if it has no future value), leasing commissions, absorption costs and net lease intangible associated with that lease over its new shorter term.
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
Stock Based Compensation
We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions over the performance period using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.
Federal Income Taxes
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the fourth quarter of 2011 we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3 to the consolidated financial statements). The impairment charge created a deferred tax asset of $5.7 million at this TRS, and we have determined that it is more likely than not that this deferred tax asset will not be realized, as we cannot reliably project sufficient future taxable income in the TRS's to realize all or part of the deferred tax asset. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II. As of December 31, 2011, our TRS's had a net deferred tax asset of $0.1 million and a net deferred tax liability of $0.5 million, primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. There were no material income tax provisions or material net deferred income tax items for our TRS's for the years ended December 31, 2010 and 2009.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years.
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

Properties we acquired during the years ending December 31, 2011, 2010 and 2009 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
January 11, 2011	1140 Connecticut Ave	Office	184,000	$80,250
March 30, 2011	1127 25th St	Office	130,000	47,000
June 15, 2011	650 North Glebe Road	Land	N/A	11,800
August 30, 2011	Olney Village	Retail	199,000	58,000
September 13, 2011	Braddock Metro	Office	345,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1219 First Street	Land	N/A	13,850
		Total 2011	1,081,000	$385,400

June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,400
		Total 2010	494,000	$156,400

August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900
		Total 2009	87,000	$19,900
Properties we sold or classified as held for sale during the three years ending December 31, 2011 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (In thousands)
April 5, 2011	Dulles Station, Phase I	Office	180,000	$58,800
Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	350,900
		Total 2011	3,272,000	$409,700

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,400
December 21, 2010	The Ridges	Office	104,000	27,500
December 22, 2010	Ammendale I&II/Amvax	Industrial	305,000	23,000
		Total 2010	638,000	$73,900

May 13, 2009	Avondale	Multifamily	170,000	$19,800
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500
July 31, 2009	Brandywine Center	Office	35,000	3,300
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400
		Total 2009	456,000	$38,000

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point), and we closed on the sale on three separate dates. On September 2, 2011, we closed on the sale of the two office properties (the Crescent and Albemarle Point) and 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road. On October 3, 2011, we closed the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

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

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	2011	2010	2009	2011 vs 2010	% Change	2010 vs 2009	% Change
Minimum base rent	$256,016	$227,604	$222,733	$28,412	12.5%	$4,871	2.2%
Recoveries from tenants	26,058	24,484	27,571	1,574	6.4%	(3,087)	(11.2)%
Provisions for doubtful accounts	(4,627)	(4,307)	(4,236)	(320)	7.4%	(71)	1.7%
Lease termination fees	517	349	1,075	168	48.1%	(726)	(67.5)%
Parking and other tenant charges	11,563	10,360	9,406	1,203	11.6%	954	10.1%
	$289,527	$258,490	$256,549	$31,037	12.0%	$1,941	0.8%
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
Minimum Base Rent: Minimum base rent increased by $28.4 million in 2011 primarily due to acquisitions ($26.5 million). Minimum base rent from same-store properties increased by $1.9 million primarily due to higher rental rates ($5.0 million), partially offset by lower occupancy ($2.5 million) and higher amortization of capitalized lease incentives ($0.4 million).
Minimum base rent increased by $4.9 million in 2010 primarily due to acquisitions ($5.6 million) and higher rental rates at same-store properties ($3.9 million), partially offset by lower occupancy ($3.5 million) and lower amortization of intangible lease liabilities ($0.8 million) at same-store properties.
Recoveries from Tenants: Recoveries from tenants increased by $1.6 million in 2011 primarily due to acquisitions ($3.1 million), partially offset by lower real estate tax recoveries from same-store properties ($1.2 million) caused by lower property tax assessments across the portfolio.
Recoveries from tenants decreased by $3.1 million in 2010 primarily due to lower real estate tax recoveries ($2.1 million) caused by lower property tax assessments across the portfolio, as well as lower operating expense and electricity reimbursements ($1.3 million) caused by lower electricity rates and lower occupancy. These were partially offset by recoveries from tenants at non-same-store properties ($0.2 million).
Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.3 million in 2011 due to higher provisions in the retail ($0.9 million) and medical office ($0.2 million) segments, partially offset by lower provisions in the office ($0.7 million) and multifamily ($0.1 million) segments.
Provisions for doubtful accounts increased by $0.1 million in 2010 due to higher provisions in the medical office ($0.1 million), retail ($0.1 million) and multifamily ($0.1 million) segments, partially offset by lower provisions in the office segment ($0.2 million).
Lease Termination Fees: Lease termination fees increased by $0.2 million in 2011 primarily due to higher fees in the retail ($0.1 million) segment.
Lease termination fees decreased by $0.7 million in 2010 primarily due to lower fees in the office ($0.3 million) and retail ($0.3 million) segments.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $1.2 million in 2011 primarily due to acquisitions ($0.7 million), as well as increases in parking income ($0.3 million) and antenna rent ($0.1 million) from same-store properties.
Parking and other tenant charges increased by $1.0 million in 2010 primarily due to an increase in antenna rent ($0.5 million) caused by new antenna leases in the office and multifamily segments, as well as an increase in parking income ($0.4 million).

A summary of occupancy for properties classified as continuing operations by segment follows:

Segment	2011	2010	2009	2011 vs 2010	2010 vs 2009
Office	89.0%	89.4%	91.6%	(0.4)%	(2.2)%
Medical Office	86.5%	88.5%	87.9%	(2.0)%	0.6%
Retail	93.3%	92.1%	93.6%	1.2%	(1.5)%
Multifamily	94.9%	95.7%	94.2%	(0.8)%	1.5%
Total	90.8%	91.3%	92.1%	(0.5)%	(0.8)%
Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
Our overall occupancy decreased to 90.8% in 2011 from 91.3% in 2010, as declines in office, medical office and multifamily occupancy were partially offset by an increase in retail occupancy.
Our overall occupancy decreased to 91.3% in 2010 from 92.1% in 2009, as declines in office and retail occupancy were partially offset by increases in medical office and multifamily occupancy.
A detailed discussion of occupancy by sector can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses are summarized as follows (all data in thousands except percentage amounts):

	2011	2010	2009	2011 vs 2010	% Change	2010 vs 2009	% Change
Property operating expenses	$69,954	$61,617	$62,217	$8,337	13.5%	$(600)	(1.0)%
Real estate taxes	27,238	25,043	27,072	2,195	8.8%	(2,029)	(7.5)%
	$97,192	$86,660	$89,289	$10,532	12.2%	$(2,629)	(2.9)%
Real estate expenses as a percentage of revenue were 33.6% for 2011, 33.5% for 2010 and 34.8% for 2009.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased $8.3 million in 2011 primarily due to acquisitions ($6.3 million). Property operating expenses from same-store properties increased by $1.9 million primarily due to higher administrative ($0.5 million), repairs and maintenance ($0.6 million), legal ($0.5 million) and vacant space preparation ($0.2 million) expenses.
Property operating expenses decreased $0.6 million in 2010 primarily due to lower bad debt expense ($1.7 million) at same-store properties, partially offset by operating expenses from acquisitions ($1.2 million).
Real Estate Taxes: Real estate taxes increased $2.2 million in 2011 due to acquisitions ($3.5 million), partially offset by lower real estate taxes at same-store properties ($1.3 million) due to lower property assessments.
Real estate taxes decreased $2.0 million in 2010 due primarily to lower property assessments across the portfolio.
Other Operating Expenses
Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	2011	2010	2009	2011 vs 2010	% Change	2010 vs 2009	% Change
Depreciation and amortization	$93,297	$80,066	$77,549	$13,231	16.5%	$2,517	3.2%
Interest expense	66,473	67,229	72,694	(756)	(1.1)%	(5,465)	(7.5)%
General and administrative	15,728	14,406	13,118	1,322	9.2%	1,288	9.8%
	$175,498	$161,701	$163,361	$13,797	8.5%	$(1,660)	(1.0)%
Depreciation and Amortization: Depreciation and amortization expense increased by $13.2 million in 2011 as compared to 2010 primarily due to operating properties acquired and placed into service of $359.8 million and $156.4 million in 2011 and 2010, respectively.

Depreciation and amortization expense increased by $2.5 million in 2010 as compared to 2009 primarily due to properties acquired and placed into service of $156.4 million and $19.9 million in 2010 and 2009, respectively.
Interest Expense: A summary of interest expense for the years ended December 31, 2011, 2010 and 2009 appears below (in millions, except percentage amounts):

Debt Type	2011	2010	2009	2011 vs 2010	% Change	2010 vs 2009	% Change
Notes payable	$38.9	$41.7	$48.2	$(2.8)	(6.7)%	$(6.5)	(13)%
Mortgages	23.5	22.5	24.4	1.0	4.4%	(1.9)	(8)%
Lines of credit/ short-term note payable	4.8	3.8	1.5	1.0	26.3%	2.3	153%
Capitalized interest	(0.7)	(0.8)	(1.4)	0.1	(12.5)%	0.6	(43)%
Total	$66.5	$67.2	$72.7	$(0.7)	(1.0)%	$(5.5)	—
The $2.8 million decrease in notes payable interest during 2011 is due to paying off our 3.875% convertible notes and our 5.95% senior notes during 2011, partially offset by the issuance of our 4.95% senior notes in September 2010. The $1.0 million increase in mortgage interest expense is due to the assumption of mortgage notes with the acquisitions of Olney Village Center and John Marshall II, partially offset by the pay-off of the mortgage note secured by Shady Grove Medical Village II during 2011. The $1.0 million increase during 2011 in interest expense on our unsecured lines of credit is attributable to having larger borrowings outstanding on average during 2011 in order to partially finance our property acquisitions and the pay-off of our 5.95% senior notes.
Interest expense decreased by $5.5 million during 2010 as compared to 2009. We paid off a $100.0 million term loan in December 2009 using one of our lines of credit, resulting in a net interest expense decrease of $2.9 million during 2010. Additionally, we used the proceeds from the issuance of 4.95% senior notes to pay down significant portions of our 3.875% convertible notes and our 5.95% senior notes, resulting in a net interest expense decrease of $1.4 million. Mortgage interest expense decreased by $1.9 million due to the payoff of a $50.0 million mortgage note in July 2009. These were partially offset by a $0.6 million decrease in capitalized interest.
General and Administrative Expense: General and administrative expense increased by $1.3 million in 2011 primarily due to higher compensation expense driven by severance costs related to the disposal of the industrial segment and annual pay increases.
General and administrative expense increased by $1.3 million in 2010 as compared to 2009 due primarily to higher incentive compensation expense and the reorganization of the leasing department.

Real Estate Impairment

We recognized a $0.6 million impairment charge for Dulles Station, Phase I during the first quarter of 2011 to reflect the property's fair value less any selling costs based on its contract sales price. This expense related to a sold property is included in income from properties sold or held for sale on the consolidated statements of operation.
Dulles Station, Phase II consists of undeveloped land in Herndon, Virginia and a half interest in a parking garage that is adjacent to this land. The land is zoned for development as an office building. In connection with the preparation of financial statements for this Annual Report on Form 10-K, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, such as the increased uncertainty surrounding the timing of the completion of the second phase of the Dulles Metrorail project, and reassessed the likelihood that we would follow through on these development plans. Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II is not probable under current market conditions. Due to this determination, we recognized a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value of $12.1 million.

Discontinued Operations
Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	2011	2010	2009	2011 vs 2010	% Change	2010 vs 2009	% Change
Revenues	$26,154	$47,646	$53,726	$(21,492)	(45.1)%	$(6,080)	(11.3)%
Property expenses	(7,697)	(15,248)	(16,646)	7,551	(49.5)%	1,398	(8.4)%
Real estate impairment	(599)	—	—	(599)
Depreciation and amortization	(7,231)	(15,680)	(16,896)	8,449	(53.9)%	1,216	(7.2)%
Interest expense	(474)	(1,750)	(2,307)	1,276	(72.9)%	557	(24.1)%
Total	$10,153	$14,968	$17,877	$(4,815)	(32.2)%	$(2,909)	(16.3)%
Income from operations of properties sold or held for sale decreased by $4.8 million in 2011 due to the sales of the industrial portfolio and Dulles Station, Phase I.
Income from operations of properties sold or held for sale decreased by $2.9 million in 2010 due to the sales of the Parklawn Portfolio, the Ridges, Ammendale I and II and Amvax in 2010.
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

2011 Compared to 2010
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2011 compared to 2010. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$253,639	$252,837	$802	0.3%
Non-same-store(1)	35,888	5,653	30,235	534.8%
Total real estate rental revenue	$289,527	$258,490	$31,037	12.0%
Real Estate Expenses
Same-store	$85,358	$84,723	$635	0.7%
Non-same-store(1)	11,834	1,937	9,897	510.9%
Total real estate expenses	$97,192	$86,660	$10,532	12.2%
NOI
Same-store	$168,281	$168,114	$167	0.1%
Non-same-store(1)	24,054	3,716	20,338	547.3%
Total NOI	$192,335	$171,830	$20,505	11.9%
Reconciliation to Net Income
NOI	$192,335	$171,830
Other income	1,144	1,193
Acquisition costs	(3,607)	(1,161)
Interest expense	(66,473)	(67,229)
Depreciation and amortization	(93,297)	(80,066)
General and administrative	(15,728)	(14,406)
Real estate impairment	(14,526)	—
Gain (loss) on extinguishment of debt	(976)	(9,176)
Gain on non disposal activities	—	7
Discontinued operations(2)	10,153	14,968
Gain on sale of real estate	97,491	21,599
Income tax expense	(1,138)	—
Net income	105,378	37,559
Less: Net income attributable to noncontrolling interests	(494)	(133)
Net income attributable to the controlling interests	$104,884	$37,426

Occupancy	2011	2010
Same-store	91.1%	91.8%
Non-same-store(1)	89.5%	82.7%
Total	90.8%	91.3%

(1)	Non-same-store properties include:

2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2010 Office acquisitions – 925 and 1000 Corporate Drive
2010 Retail acquisition – Gateway Overlook
2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 dispositions - Dulles Station, Phase I and the Industrial Portfolio
2010 dispositions - Parklawn Portfolio, the Ridges, Ammendale I&II and Amvax

Real estate rental revenue from same-store properties increased by $0.8 million in 2011 primarily due to higher rental rates ($5.0 million), partially offset by lower occupancy ($2.5 million) and lower recoveries from tenants ($1.5 million).
Real estate expenses from same-store properties increased by $0.6 million in 2011 primarily due to higher repairs and maintenance ($0.6 million), administrative ($0.5 million), legal ($0.5 million) and vacant space preparation ($0.2 million) expenses, partially offset by lower real estate taxes ($1.3 million).
Same-store occupancy decreased to 91.1% in 2011 from 91.8% in 2010, with the largest decrease in the medical office segment. Non-same-store occupancy increased to 89.5% in 2011 from 82.7% in 2010, driven by the acquisitions in 2011 of John Marshall II and Olney Village Center, each of which were 100.0% occupied at the end of 2011. During 2011, 59.4% of the commercial square footage expiring was renewed as compared to 60.8% in 2010, excluding properties sold or classified as held for sale. During 2011, 1.0 million commercial square feet were leased at an average rental rate of $31.34 per square foot, an increase of 9.1%, with average tenant improvements and leasing costs of $22.02 per square foot. These leasing statistics exclude first generation leases at recently-built properties.
An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$117,161	$118,913	$(1,752)	(1.5)%
Non-same-store(1)	25,709	4,947	20,762	419.7%
Total real estate rental revenue	$142,870	$123,860	$19,010	15.3%
Real Estate Expenses
Same-store	$39,974	$41,095	$(1,121)	(2.7)%
Non-same-store(1)	8,986	1,297	7,689	592.8%
Total real estate expenses	$48,960	$42,392	$6,568	15.5%
NOI
Same-store	$77,187	$77,818	$(631)	(0.8)%
Non-same-store(1)	16,723	3,650	13,073	358.2%
Total NOI	$93,910	$81,468	$12,442	15.3%

Occupancy	2011	2010
Same-store	88.0%	88.6%
Non-same-store(1)	92.3%	100.0%
Total	89.0%	89.4%

(1)	Non-same-store properties include:
2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2010 acquisitions – 925 and 1000 Corporate Drive
Real estate rental revenue from same-store properties decreased by $1.8 million in 2011 primarily due to lower occupancy ($1.6 million) and lower real estate tax reimbursements from tenants ($1.2 million), partially offset by higher rental rates ($1.1 million).
Real estate expenses from same-store properties decreased by $1.1 million in 2011 primarily due lower real estate taxes ($1.2 million).
Same-store occupancy decreased to 88.0% in 2011 from 88.6% in 2010, primarily due to higher vacancy at 2000 M Street and West Gude Drive. During 2011, 44.9% of the square footage that expired was renewed compared to 47.3% in 2010, excluding properties sold or classified as held for sale. During 2011, we executed new leases for 0.6 million square feet of office space at an average rental rate of $32.64 per square foot, an increase of 6.4%, with average tenant improvements and leasing costs of $25.25 per square foot.

Medical Office Segment:

	Years Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$44,627	$44,949	$(322)	(0.7)%
Non-same-store(1)	630	79	551	697.5%
Total real estate rental revenue	$45,257	$45,028	$229	0.5%
Real Estate Expenses
Same-store	$13,644	$14,205	$(561)	(3.9)%
Non-same-store(1)	598	510	88	17.3%
Total real estate expenses	$14,242	$14,715	$(473)	(3.2)%
NOI
Same-store	$30,983	$30,744	$239	0.8%
Non-same-store(1)	32	(431)	463	(107.4)%
Total NOI	$31,015	$30,313	$702	2.3%

Occupancy	2011	2010
Same-store	90.6%	93.8%
Non-same-store(1)	27.0%	14.7%
Total	86.5%	88.5%

(1)	Non-same-store properties include:
2009 acquisition – Lansdowne Medical Office Building
Real estate rental revenue from same-store properties decreased by $0.3 million in 2011 primarily due to lower occupancy ($0.9 million) and lower expense reimbursements from tenants ($0.7 million), partially offset by higher rental rates ($1.4 million).
Real estate expenses from same-store properties decreased by $0.6 million in 2011 primarily due to recoveries of bad debt ($0.3 million) and lower real estate taxes ($0.1 million).
Same-store occupancy decreased to 90.6% in 2011 from 93.8% in 2010, primarily due to higher vacancy at Woodholme Medical Center and Shady Grove Medical Village II. Non-same-store occupancy increased to 27.0% from 14.7%, reflecting the progress made in the lease-up of Lansdowne Medical Office Building, which was vacant when acquired during the third quarter of 2009. This building was 32.0% leased as of the end of 2011. During 2011, 72.7% of the square footage that expired was renewed compared to 78.9% in 2010. During 2011, we executed new leases for 0.2 million square feet of medical office space at an average rental rate of $37.52, an increase of 13.4%, with average tenant improvements and leasing costs of $20.26 per square foot. These leasing statistics exclude first generation leases at Lansdowne Medical Office Building, which was newly-constructed and vacant when acquired.

Retail Segment:

	Years Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,872	$40,376	$496	1.2%
Non-same-store(1)	9,549	627	8,922
Total real estate rental revenue	$50,421	$41,003	$9,418	23.0%
Real Estate Expenses
Same-store	$12,023	$10,180	$1,843	18.1%
Non-same-store(1)	2,250	130	2,120
Total real estate expenses	$14,273	$10,310	$3,963	38.4%
NOI
Same-store	$28,849	$30,196	$(1,347)	(4.5)%
Non-same-store(1)	7,299	497	6,802
Total NOI	$36,148	$30,693	$5,455	17.8%

Occupancy	2011	2010
Same-store	93.0%	92.5%
Non-same-store(1)	94.7%	88.2%
Total	93.3%	92.1%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
2010 acquisition – Gateway Overlook
Real estate rental revenue from same-store properties increased by $0.5 million in 2011 primarily due to higher rental rates ($0.6 million), expense reimbursements from tenants ($0.4 million) and occupancy ($0.2 million), partially offset by higher reserves for uncollectible revenue ($0.8 million).
Real estate expenses from same-store properties increased by $1.8 million in 2011 due to higher bad debt ($0.8 million), legal expenses ($0.5 million) and vacant space preparation expenses ($0.2 million).
Same-store occupancy increased to 93.0% in 2011 from 92.5% in 2010, driven by higher occupancy at Montrose Shopping Center. Non-same-store occupancy increased to 94.7% from 88.2% due to the acquisition of the fully-leased Olney Village Center. During 2011, 87.8% of the square footage that expired was renewed compared to 72.7% in 2010. During 2011, we executed new leases for 0.2 million square feet of retail space at an average rental rate of $21.52, an increase of 16.6%, with average tenant improvements and leasing costs of $13.69 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Total	$50,979	$48,599	$2,380	4.9%
Real Estate Expenses
Total	$19,717	$19,243	$474	2.5%
NOI
Total	$31,262	$29,356	$1,906	6.5%

Occupancy	2011	2010
Total	94.9%	95.7%
Real estate rental revenue increased by $2.4 million in 2011 primarily due to higher rental rates ($1.9 million) and lower rent abatements ($0.4 million).
Real estate expenses increased by $0.5 million in 2011 due primarily to higher administrative ($0.3 million) and repairs and maintenance ($0.2 million) expenses.
Occupancy decreased to 94.9% in 2011 from 95.7% in 2010, driven by lower occupancy at The Kenmore, 3801 Connecticut Avenue and Bethesda Hill Apartments.

2010 Compared to 2009
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2010 compared to 2009. All amounts are in thousands except percentage amounts.

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$244,805	$249,586	$(4,781)	(1.9)%
Non-same-store(1)	13,685	6,963	6,722	96.5%
Total real estate rental revenue	$258,490	$256,549	$1,941	0.8%
Real Estate Expenses
Same-store	$81,348	$85,499	$(4,151)	(4.9)%
Non-same-store(1)	5,312	3,790	1,522	40.2%
Total real estate expenses	$86,660	$89,289	$(2,629)	(2.9)%
NOI
Same-store	$163,457	$164,087	$(630)	(0.4)%
Non-same-store(1)	8,373	3,173	5,200	163.9%
Total NOI	$171,830	$167,260	$4,570	2.7%
Reconciliation to Net Income
NOI	$171,830	$167,260
Other income	1,193	1,205
Acquisition costs	(1,161)	(788)
Income from non-disposal activities	7	71
Interest expense	(67,229)	(72,694)
Depreciation and amortization	(80,066)	(77,549)
General and administrative expenses	(14,406)	(13,118)
Gain (loss) on extinguishment of debt	(9,176)	5,336
Discontinued operations(2)	14,968	17,877
Gain on sale of real estate	21,599	13,348
Net income	37,559	40,948
Less: Net income attributable to noncontrolling interests	(133)	(203)
Net income attributable to the controlling interests	$37,426	$40,745

Occupancy	2010	2009
Same-store	91.8%	93.0%
Non-same-store(1)	85.6%	70.9%
Total	91.3%	92.1%

(1)	Non-same-store properties include:
Multifamily development properties – Clayborne Apartments and Bennett Park
2010 Office acquisitions – 925 and 1000 Corporate Drive
2010 Retail acquisition – Gateway Overlook
2009 Medical Office acquisition – Lansdowne Medical Office Building

(2)	Discontinued operations include gain on disposals and income from operations for:

2011 dispositions - Dulles Station, Phase I and the Industrial Portfolio
2010 dispositions - Parklawn Portfolio, the Ridges, Ammendale I&II and Amvax
2009 dispositions - Avondale, Tech 100 Industrial Park, Brandywine Center and Crossroads Distribution Center

Real estate rental revenue from same-store properties decreased by $4.8 million in 2010 primarily due to lower occupancy ($4.3 million), lower recoveries from tenants ($3.4 million) and lower lease termination fees ($0.7 million), partially offset by higher rental rates ($3.8 million).
Real estate expenses from same-store properties decreased by $4.2 million in 2010 primarily due to lower real estate taxes ($2.4 million) and recoveries of bad debt ($1.7 million).
Same-store occupancy decreased to 91.8% in 2010 from 93.0% in 2009, with the most severe decrease in the office segment. Non-same-store occupancy increased to 85.6% in 2010 from 70.9% in 2009, driven by the acquisitions in 2010 of Quantico Corporate Center (925 and 1000 Corporate Drive) and Gateway Overlook, which were 100.0% and 88.2% occupied, respectively, at the end of 2010. During 2010, 60.8% of the commercial square footage expiring was renewed as compared to 63.7% in 2009, excluding properties sold or classified as held for sale. During 2010, 1.0 million commercial square feet were leased at an average rental rate of $29.80 per square foot, an increase of 13.6%, with average tenant improvements and leasing costs of $25.09 per square foot. These leasing statistics exclude first generation leases at recently-built properties.
An analysis of NOI by segment follows.

Office Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$118,913	$123,347	$(4,434)	(3.6)%
Non-same-store(1)	4,947	—	4,947
Total real estate rental revenue	$123,860	$123,347	$513	0.4%
Real Estate Expenses
Same-store	$41,095	$43,881	$(2,786)	(6.3)%
Non-same-store(1)	1,297	16	1,281	8,006.3%
Total real estate expenses	$42,392	$43,897	$(1,505)	(3.4)%
NOI
Same-store	$77,818	$79,466	$(1,648)	(2.1)%
Non-same-store(1)	3,650	(16)	3,666	(22,912.5)%
Total NOI	$81,468	$79,450	$2,018	2.5%

Occupancy	2010	2009
Same-store	88.6%	91.6%
Non-same-store(1)	100.0%	N/A
Total	89.4%	91.6%

(1)	Non-same-store properties include:
Acquisitions – 925 and 1000 Corporate Drive
Real estate rental revenue from same-store properties decreased by $4.4 million in 2010 as compared to 2009 primarily due to lower same-store occupancy ($3.5 million), lower recoveries from tenants ($2.7 million) and higher rent abatements ($0.5 million), partially offset by higher rental rates ($2.2 million).
Real estate expenses from same-store properties decreased by $2.8 million in 2010 as compared to 2009 primarily due to lower real estate taxes ($1.5 million) caused by lower property assessments, higher recoveries of bad debt ($1.0 million) and lower electricity rates ($0.7 million). These were offset by higher repairs and maintenance costs ($0.3 million)
Same-store occupancy decreased to 88.6% in 2010 from 91.6% in 2009, primarily caused by higher vacancy at Monument II due to the non-renewal of a major tenant. The non-same-store occupancy of 100.0% reflects the acquisition of the fully-leased 925 and 1000 Corporate Drive. During 2010, 47.3% of the square footage that expired was renewed compared to 68.0% in 2009, excluding properties sold or classified as held for sale. During 2010, we executed new leases for 0.6 million square feet of office space at an average rental rate of $31.11 per square foot, an increase of 9.9%, with average tenant improvements and leasing costs of $34.28 per square foot.

Medical Office Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$44,949	$44,911	$38	0.1%
Non-same-store(1)	79	—	79
Total real estate rental revenue	$45,028	$44,911	$117	0.3%
Real Estate Expenses
Same-store	$14,205	$15,051	$(846)	(5.6)%
Non-same-store(1)	510	167	343	205.4%
Total real estate expenses	$14,715	$15,218	$(503)	(3.3)%
NOI
Same-store	$30,744	$29,860	$884	3.0%
Non-same-store(1)	(431)	(167)	(264)	158.1%
Total NOI	$30,313	$29,693	$620	2.1%

Occupancy	2010	2009
Same-store	93.8%	94.2%
Non-same-store(1)	14.7%	—%
Total	88.5%	87.9%

(1)	Non-same-store properties include:
2009 acquisition – Lansdowne Medical Office Building
Real estate rental revenue from same-store properties slightly increased as higher rental rates ($1.3 million) were offset by higher vacancy ($0.4 million), lower tenant reimbursements for real estate taxes ($0.7 million) and higher reserves for uncollectible revenue ($0.1 million).
Real estate expenses from same-store properties decreased by $0.8 million in 2010 as compared to 2009 due primarily to lower real estate taxes ($0.6 million) and lower electricity rates ($0.3 million).
Same-store occupancy decreased to 93.8% in 2010 from 94.2% in 2009 due to small decreases in occupancy at several properties. Non-same-store occupancy increased to 14.7% from 0.0%, reflecting the limited progress made in the lease-up of Lansdowne Medical Office Building, which was vacant when acquired during the third quarter of 2009. This building was 20.0% leased as of the end of 2010. During 2010, 78.9% of the square footage that expired was renewed compared to 64.4% in 2009. During 2010, we executed new leases for 0.2 million square feet of medical office space at an average rental rate of $37.78, an increase of 19.2%, with average tenant improvements and leasing costs of $25.30 per square foot. These leasing statistics exclude first generation leases at Lansdowne Medical Office Building, which was newly-constructed and vacant when acquired.

Retail Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,376	$41,821	$(1,445)	(3.5)%
Non-same-store(1)	627	—	627
Total real estate rental revenue	$41,003	$41,821	$(818)	(2.0)%
Real Estate Expenses
Same-store	$10,180	$10,680	$(500)	(4.7)%
Non-same-store(1)	130	—	130
Total real estate expenses	$10,310	$10,680	$(370)	(3.5)%
NOI
Same-store	$30,196	$31,141	$(945)	(3.0)%
Non-same-store(1)	497	—	497
Total NOI	$30,693	$31,141	$(448)	(1.4)%

Occupancy	2010	2009
Same-store	92.5%	93.6%
Non-same-store(1)	88.2%	N/A
Total	92.1%	93.6%

(1)	Non-same-store properties include:
2010 acquisition – Gateway Overlook
Real estate rental revenue from same-store properties decreased by $1.4 million in 2010 as compared to 2009 due to higher vacancy ($1.2 million) and lower tenant reimbursements for real estate taxes ($0.3 million).
Real estate expenses from same-store properties decreased by $0.5 million in 2010 as compared to 2009 due to lower legal fees.
Same-store occupancy decreased to 92.5% in 2010 from 93.6% in 2009, driven by lower occupancy at Frederick Crossing and Wheaton Park, which was partially offset by higher occupancy at the Centre at Hagerstown. The non-same-store occupancy of 88.2% reflects the acquisition of Gateway Overlook during the fourth quarter of 2010. During 2010, 72.7% of the square footage that expired was renewed compared to 52.2% in 2009. During 2010, we executed new leases for 0.3 million square feet of retail space at an average rental rate of $21.39, an increase of 18.6% from 2009, with average tenant improvements and leasing costs of $6.11 per square foot.

Multifamily Segment:

	Years Ended December 31,
	2010	2009	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,567	$39,507	$1,060	2.7%
Non-same-store(1)	8,032	6,963	1,069	15.4%
Total	$48,599	$46,470	$2,129	4.6%
Real Estate Expenses
Same-store	$15,868	$15,887	$(19)	(0.1)%
Non-same-store(1)	3,375	3,607	(232)	(6.4)%
Total real estate expenses	$19,243	$19,494	$(251)	(1.3)%
NOI
Same-store	$24,699	$23,620	$1,079	4.6%
Non-same-store(1)	4,657	3,356	1,301	38.8%
Total NOI	$29,356	$26,976	$2,380	8.8%

Occupancy	2010	2009
Same-store	96.3%	94.3%
Non-same-store(1)	91.9%	93.5%
Total	95.7%	94.2%

(1)	Non-same-store properties include:
Development properties – Clayborne Apartments and Bennett Park
Real estate rental revenue from same-store properties increased by $1.1 million in 2010 as compared to 2009 due primarily to higher occupancy ($0.8 million) and lower rent abatements ($0.2 million). The $1.1 million increase in real estate rental revenue from non-same-store properties reflects the lease-up of our development properties.
Real estate expenses from same-store properties slightly decreased in 2010 as compared to 2009, while real estate expenses from non-same-store properties decreased by $0.2 million due primarily to lower real estate tax assessments at our development properties.
Same-store occupancy increased to 96.3% in 2010 from 94.3% in 2009, driven by higher occupancy at our two Washington, DC properties, the Kenmore and 3801 Connecticut Avenue. These were partially offset by lower occupancy at Munson Hill Towers and the Ashby at McLean. Non-same-store occupancy decreased to 91.9% from 93.5%, reflecting lower occupancy at Bennett Park.

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
We currently expect that our potential sources of liquidity for acquisitions, development, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units in our operating partnerships;

•	Issuances of preferred stock;

•	Proceeds from long-term secured or unsecured debt financings;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.
During 2012, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Capital to refinance the $71.7 million of remaining 2012 maturities on our mortgage notes payable and unsecured notes payable;

•	Capital to refinance our $75.0 million unsecured line of credit which expires in 2012;

•
Approximately $45.0 - $60.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $12.9 million to invest in our development projects;

•	Funding to cover any costs related to property acquisitions; and

•	Funding for potential property acquisitions throughout the remainder of 2012, with a portion expected to be offset by proceeds from potential property dispositions.
We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements in 2012. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending needs which may limit growth. If capital were not available, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

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

Our total debt at December 31, 2011 and 2010 is summarized as follows (in thousands):

	2011	2010
Fixed rate mortgages(1)	$427,710	$361,860
Unsecured credit facilities	99,000	100,000
Unsecured notes payable	657,470	753,587
	$1,184,180	$1,215,447

(1)
Mortgage notes payable secured by Dulles Business Park I & II with a balance of $17.5 million was included in “Other liabilities related to properties sold or held for sale” at December 31, 2010. These mortgage notes payable were prepaid during the fourth quarter of 2011 in connection with the sale of the secured property.

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
Mortgage Debt
At December 31, 2011, our $427.7 million in fixed rate mortgages, which includes a net $4.5 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 5.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On September 1, 2011, we repaid without penalty the remaining $9.1 million of principal on the mortgage note secured by Shady Grove Medical Village II.

On October 5, 2011, we entered into an amendment to the purchase and sale agreement for 6100 Columbia Park Road and Dulles Business Park, under which we agreed to seek prepayment of the mortgage notes secured by Dulles Business Park prior to closing the sale. Under the terms of the amendment, if we prepaid the mortgage notes prior to November 1, 2011, then the sales price would be increased by $875,000 in order to partially offset the penalties incurred by us for the prepayment of the mortgage notes. On October 7, 2011, we prepaid the remaining $17.5 million of principal on the mortgage notes, incurring prepayment penalties of approximately $1.0 million.
Unsecured Credit Facilities
Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $475.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.
Credit Facility No. 1 is a four-year, $75.0 million unsecured credit facility maturing in June 2012. We had $74.0 million in borrowings outstanding and $0.8 million in letters of credit issued as of December 31, 2011, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2012. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
We anticipate that, prior to the June 2012 expiration of Credit Facility No. 1, we will negotiate a replacement facility in the same or greater amount than the expiring facility. While we anticipate that the interest rate and facility fee of the replacement facility will be higher than the current facility, we do not expect the new terms to have a material adverse effect on our financial results.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2014, and may be extended for one year at our option. We had $25.0 million in borrowings outstanding as of December 31, 2011 related to Credit Facility No. 2. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 1.0%. The interest rate spread is currently 122.5 basis points. All outstanding advances are due and payable upon maturity in July 2014, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.225% per annum. These fees are payable quarterly.

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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2011, we were in compliance with our loan covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.
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

December 31, 2011
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
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2011, we were in compliance with our unsecured notes covenants.
We repaid the remaining $93.9 million of our 5.95% unsecured notes on their due date of June 15, 2011, using borrowings on our unsecured lines of credit and proceeds from the sale of Dulles Station, Phase I.
We repaid the remaining $2.7 million of our 3.875% convertible notes without penalty in September 2011, using proceeds from the sale of the Industrial Portfolio.

We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.3 million shares were outstanding at December 31, 2011.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from November 2009. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds for the sale of common shares under this program for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. We did not issue any common shares under this program during 2011, and issued 5.6 million common shares at a weighted average price of $30.34 under this program during 2010, raising $168.9 million in net proceeds.
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We used the net proceeds under this program for general corporate purposes. During 2011, we issued 0.2 million common shares at a weighted average price of $29.97 per share, raising $5.0 million in net proceeds. During 2010, we issued 0.2 million common shares at a weighted average price of $30.36 per share, raising $5.3 million in net proceeds.

Preferred Equity

WRIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2011, no shares of preferred stock had been authorized or issued.

Dividends
We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Trustees, our results of operations, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. The table below details our dividend and distribution payments for 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Common dividends	$115,045	$108,949	$100,221
Noncontrolling interest distributions	2,488	163	190
	$117,533	$109,112	$100,411
Dividends paid for 2011 as compared to 2010 increased primarily due to a small increase in the dividend paid per share and small increases in shares outstanding due to our dividend reinvestment program. The increase in noncontrolling interests distributions reflects an extraordinary return of capital distribution in connection with the sale of Northern Virginia Industrial Park, whose noncontrolling interest holder received a portion of the sale proceeds.
Dividends paid for 2010 as compared to 2009 increased primarily due to our issuance of 5.6 million shares under our sales agency financing agreement during 2010.
Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2011, we had under development a high-rise apartment property at 1219 First Street in Alexandria, VA, a mid-rise apartment property at 650 N. Glebe Road in Arlington, VA and a medical office property at 4661 Kenmore Avenue in Alexandria, VA. Our total investment in 1219 First Street is expected to be $95.3 million, including land costs and the non-controlling partner's 5% share. We expect to secure or provide debt financing for approximately 70% of the project's cost. As of December 31, 2011, we had invested $14.4 million in 1219 First Street including land costs and we expect to fund $6.2 million during 2012. Our total investment in 650 N. Glebe Road is expected to be $45.0 million, including land costs and the non-controlling partner's 10% share. We expect to secure or provide debt financing for approximately 70% of the project's cost. As of December 31, 2011, we had invested $13.4 million in 650 N. Glebe Road including land costs and we expect to fund $4.5 million in 2012 on this project. As of December 31, 2011, our investment in 4661 Kenmore Avenue including land costs was $5.8 million. We are evaluating a number of potential redevelopment projects at properties such as Montgomery Village and 7900 Westpark. There were no projects placed into service in 2011. As of December 31, 2011, we had $4.7 million in outstanding contractual commitments related to our development projects, and expect to fund approximately $12.9 million of total development spending during 2012.

Dulles Station, Phase II consists of undeveloped land in Herndon, Virginia and a half interest in a parking garage that is adjacent to this land.  The land is zoned and planned for development as an office building.  In connection with the preparation of financial statements for this Annual Report on Form 10-K, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, and reassessed the likelihood that we would follow through on these development plans.  Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II is not probable under current market conditions.  Due to this determination, we recognized a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value of $12.1 million.  Of the $12.1 million, $8.5 million is included in held for development on our balance sheet and the remaining $3.6 million is included in income producing property.

We anticipate funding several major renovation projects in our portfolios during 2012, as follows (in thousands):

Segment	Project Spending
Office buildings	$13,635
Medical office buildings	1,906
Retail centers	497
Multifamily	5,782
Total	$21,820

These projects include a new heating and air conditioning system at one of our multifamily properties; the installation of a conference center at one of our office properties; unit bathroom and kitchen upgrades at several of our multifamily properties; and sprinkler system, heating and air conditioning and common area upgrades at several of our office and medical properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2011. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations
Below is a summary of certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,514,415	$210,173	$583,187	$287,847	$433,208
Purchase obligations(2)	$11,162	$8,417	$2,745	$—	$—
Estimated development commitments(3)	$4,700	$1,938	$2,762	$—	$—
Tenant-related capital(4)	$5,017	$5,017	$—	$—	$—
Building capital(5)	$8,605	$8,605	$—	$—	$—
Operating leases	$210	$61	$149	$—	$—

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2012, electricity sales agreements with terms through 2013, and natural gas purchase agreements with terms through 2012.

(3)	Committed development obligations based on contracts in place as of December 31, 2011.

(4)	Committed tenant-related capital based on executed leases as of December 31, 2011.

(5)	Committed building capital additions based on contracts in place as of December 31, 2011.
We have various standing or renewable contracts with vendors. The majority of these contracts are cancelable with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on cancelable leases are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $15.2 million in 2012. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2012.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in millions):

	For the year ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Cash provided by operating activities	$117.9	$111.9	$102.9	$6.0	$9.0
Cash provided by (used in) investing activities	$61.1	$(111.2)	$(12.8)	$172.3	$(98.4)
Cash provided by (used in) financing activities	$(245.0)	$66.8	$(90.8)	$(311.8)	$157.6
Operations generated $117.9 million of net cash in 2011 compared to $111.9 million in 2010. The increase in cash provided by operating activities in 2011 as compared to 2010 was primarily due to acquisitions.
Operations generated $111.9 million of net cash in 2010 compared to $102.9 million in 2009. The increase in cash provided by operating activities in 2010 as compared to 2009 was primarily due to lower interest payments.
Our investing activities generated $61.1 million of net cash in 2011 and used net cash of $111.2 million in 2010. The increase in cash generated by investing activities in 2011 was primarily due to sale of our industrial segment in 2011, partially offset by greater acquisitions activity.
Our investing activities used net cash of $111.2 million in 2010 and $12.8 million in 2009. The increase in cash used by investing activities in 2010 was primarily due to the increase in cash invested in acquisitions, net of assumed debt, throughout 2010, which was $136.1 million higher than 2009.
Our financing activities used net cash of $245.0 million in 2011 and provided $66.8 million in 2010. This change in 2011 was primarily the result of paying off senior notes and three mortgage notes.

Our financing activities generated $66.8 million of net cash in 2010 and used $90.8 million in 2009. The net increase in net cash provided by financing activities in 2010 was primarily the result of the proceeds from our debt offering and equity issued under our sales agency financing agreement.
Capital Improvements and Development Costs

Capital improvements and development costs of $58.7 million were completed in 2011, including tenant improvements. These improvements to our properties in 2010 and 2009 were $26.4 million and $29.5 million, respectively. We consider capital improvements to be accretive to revenue and not necessarily to net income.

Our capital improvement and development costs for the three years ending December 31, 2011 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accretive capital improvements:
Acquisition related	$2,549	$1,007	$2,696
Expansions and major renovations	9,435	3,180	5,557
Development/redevelopment	25,929	1,337	2,135
Tenant improvements (including first generation leases)	13,350	15,162	12,874
Total accretive capital improvements	51,263	20,686	23,262
Other capital improvements:	7,481	5,696	6,210
Total	$58,744	$26,382	$29,472

Accretive Capital Improvements
Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2011 to 1140 Connecticut Avenue, NW, 1227 25th Street NW, Braddock Metro and Olney Village Center.
Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. 2011 expansions and major renovations included HVAC modifications at 2000 M Street; elevator and lobby modernization at 1220 19th Street, 1600 Wilson Boulevard and West Gude; and roof replacement at the Centre at Hagerstown.
Development/Re-development: Development costs represent expenditures for ground up development of new operating properties. Re-development costs represent expenditures for improvements intended to re-position properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of 1219 First Street, 650 N. Glebe Road, Dulles Station II and 4661 Kenmore Avenue.

Tenant Improvements: Tenant Improvements are costs, such as space build-out, associated with commercial lease transactions. Our average Tenant Improvement Costs per square foot of space leased, excluding first generation leases, were as follows during the three years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Office Buildings*	$13.80	$19.83	$10.72
Medical Office Buildings	$10.72	$16.24	$13.87
Retail Centers	$7.07	$3.23	$3.91
* Excludes properties sold or classified as held for sale.

The $6.03 decrease in 2011 and the $9.11 increase in 2010 in tenant improvement costs per square foot of space leased for office buildings was primarily due to leases executed with single tenants in 2010 requiring $5.4 million in tenant improvements at Monument II, 2000 M Street, 7900 Westpark and 1600 Wilson Boulevard. The $5.52 decrease in 2011 and $2.37 increase in 2010 in tenant improvement costs per square foot of space leased for medical office buildings was primarily due to single tenant leases executed in 2010 at Shady Grove Medical requiring $1.3 million in tenant improvements. The $3.84 increase in tenant improvement costs per square foot of retail space in 2011 was due to leases executed with a single tenant at the Centre at Hagerstown and Frederick Crossing requiring $0.7 million in tenant improvements at each location. The $0.68 decrease in tenant improvement costs per square foot of retail space leased in 2010 was primarily due to a single tenant lease executed at the Centre at Hagerstown in 2009 requiring $0.7 million in tenant improvements. The retail tenant improvement costs are substantially lower than office and medical office improvement costs due to the tenant improvements required in these property types being substantially less extensive than in office and medical. Excluding properties sold or classified as held for sale, approximately 59% of our tenants renewed their leases with us in 2011, compared to 61% in 2010 and 64% in 2009. Renewing tenants generally require minimal tenant improvements. In addition, lower tenant improvement costs are one of the many benefits of our focus on leasing to smaller office tenants. Smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.
Other Capital Improvements

Other capital improvements are those not included in the above categories. These are also referred to as recurring capital improvements. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.0 million in 2011, and averaged $909 per apartment for the 44% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties aside from apartment turnover discussed above, improvements include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, during 2011, we incurred repair and maintenance expenses of $13.5 million that were not capitalized, to maintain the quality of our buildings.
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
(a) the effect of credit and financial market conditions;
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

	Year Ended December 31,
	2011		2010		2009
Earnings to fixed charges	(a)		1.00	x	1.11	x
Debt service coverage	2.7	x	2.6	x	2.4	x
(a) Due to WRIT's loss from continuing operations during 2011, the earnings to fixed charges ratio was less than 1:1. WRIT must generate additional earnings of $2.3 million to achieve a ratio of 1:1.

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations attributable to the controlling interests plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized.
We computed the debt service coverage ratio by dividing EBITDA (which is earnings before interest income and expense, taxes, depreciation, amortization, real estate impairment and gain on sale of real estate) by interest expense and principal amortization.
Funds From Operations
FFO is a widely used measure of operating performance for real estate companies. We provide FFO as a supplemental measure to net income calculated in accordance with GAAP. Although FFO is a widely used measure of operating performance for REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property and impairments of depreciable real estate, if any, plus real estate depreciation and amortization. We consider FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented (in thousands):

	2011	2010	2009
Net income attributable to the controlling interests	$104,884	$37,426	$40,745
Adjustments:
Depreciation and amortization	93,297	80,066	77,549
Gain from non-disposal activities	—	(7)	(71)
Discontinued operations:
Depreciation and amortization	7,231	15,680	16,896
Gain on sale of real estate attributable to the controlling interests	(97,091)	(21,599)	(13,348)
Real estate impairment	599	—	—
Income tax expense (benefit)	1,138	—	—
FFO as defined by NAREIT	$110,058	$111,566	$121,771

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
The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	$50,000	$60,000	$100,000	$150,000	$—	$300,000	$660,000	$713,797
Interest payments	$33,613	$30,812	$26,650	$20,012	$16,000	$91,188	$218,275
Interest rate on debt maturities	5.06%	5.23%	5.34%	5.45%	—%	5.44%	5.38%
Unsecured variable rate debt
Principal	$74,000	$—	$25,000	$—	$—	$—	$99,000	$99,000
Variable interest rate on debt maturities (a)	0.70%	—	1.50%	—%	—%	—%	0.90%
Mortgages
Principal amortization (30 year schedule)	$27,000	$87,580	$3,724	$22,390	$134,943	$156,548	$432,185	$463,238
Interest payments	$24,605	$19,689	$18,107	$17,797	$12,426	$9,950	$102,574
Weighted average interest rate on principal amortization	5.52%	5.57%	5.30%	5.29%	5.73%	6.56%	5.93%

(a) Variable interest rates based on LIBOR in effect on our borrowings outstanding at December 31, 2011.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 62 to 100 are incorporated herein by reference.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
See the Report of Management in Item 8 of this Form 10-K.
See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.
During the three months ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B:  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2012 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 11:  EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.
Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	65,141		$26.83	1,220,265
Equity compensation plans not approved by security holders	24,000	(2)	$30.04	—
Total	89,141		$27.69	1,220,265

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
ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV
ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A). The following documents are filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
4.1	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Officer’s Certificate Establishing Terms of the 2013 Notes, dated March 12, 2003	8-K	001-06622	4(a)	3/17/2003
4.4	Form of 2013 Notes	8-K	001-06622	4(b)	3/17/2003
4.5	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003
4.6	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003
4.7	Form of 5.05% Senior Notes due May 1, 2012	8-K	001-06622	4.1	4/26/2005
4.8	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005
4.9	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005
4.10	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005
4.11	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005
4.12	Credit agreement dated November 2, 2006 between Washington Real Estate Investment Trust as borrower and a syndicate of banks as lender with The Bank of New York as documentation agent, The Royal Bank of Scotland, plc as syndication agent and Wells Fargo Bank, NA, as agent	8-K	001-06622	4,100	11/8/2006
4.13	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4,100	7/5/2007
4.14	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent	8-K	001-06622	4,100	7/6/2007
4.15	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4,000	8/8/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.16	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.17	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.18	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.19	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.20	Credit Agreement, dated as of July 1, 2011, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	7/6/2011
4.21	Second Amendment to Credit Agreement, dated as of December 23, 2011, with Suntrust Bank.					X
10.1	Purchase and Sale Agreement dated as of June 16, 2008, for 2445 M Street, NW, Washington, DC	10-Q	001-06622	10.0	8/8/2008
10.2*	1991 Incentive Stock Option Plan, as amended	S-3	033-60581	10(b)	7/17/1995
10.3*	Deferred Compensation Plan for Executives dated January 1, 2000	10-K	001-06622	10(g)	3/19/2001
10.4*	Split-Dollar Agreement dated April 1, 2000	10-K	001-06622	10(h)	3/19/2001
10.5*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001
10.6*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.7*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.8*	Description of WRIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005
10.9*	Description of WRIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005
10.10*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.11*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.12*	Deferred Compensation Plan for Directors dated December 1, 2000	10-K	001-06622	10(ff)	2/29/2008
10.13*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.14*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.15*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008
10.16*	Form of Indemnification Agreement by and between WRIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.17*	Long Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.28	2/26/2010
10.18*	Short Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.29	2/26/2010
10.19*	Amended and Restated Deferred Compensation Plan for Directors, adopted October 27, 2010	10-Q	001-06622	10.30	11/4/2010
10.20*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.21*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.22*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.23*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.24*	Deferred Compensation Plan for Directors, effective January 1, 2011	10-Q	001-06622	10.36	5/6/2011
10.25	Purchase and Sale Agreement, dated as of August 5, 2011, for 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook and Alban Business Center.	8-K	001-06622	10.37	8/9/2011
10.26	Purchase and Sale Agreement, dated as of August 5, 2011, for Pickett Industrial Park and Northern Virginia Industrial Park I.	8-K	001-06622	10.38	8/9/2011
10.27	Purchase and Sale Agreement, dated as of August 5, 2011, for Albemarle Point, 270 Technology Park I, 270 Technology Park II, The Crescent, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South Phase I, Hampton South Phase II and 8900 Telegraph Road.	8-K	001-06622	10.39	8/9/2011
10.28	Purchase and Sale Agreement, dated as of August 5, 2011, for Northern Virginia Industrial Park II.	8-K	001-06622	10.40	8/9/2011
10.29	Purchase and Sale Agreement, dated as of August 5, 2011, for 6100 Colombia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K	001-06622	10.41	8/9/2011
10.30	First Amendment to Purchase and Sale Agreement, dated as of October 5, 2011, for 6100 Columbia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K/A	001-06622	10.42	10/6/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.31*	Amended and restated change in control agreement dated December 1, 2011 with George F. McKenzie					X
10.32*	Amended and restated change in control agreement dated December 1, 2011 with William T. Camp					X
10.33*	Amended and restated change in control agreement dated December 1, 2011 with Laura M. Franklin					X
10.34*	Amended and restated change in control agreement dated December 1, 2011 with Thomas C. Morey					X
10.35*	Amended and restated change in control agreement dated December 1, 2011 with Thomas L. Regnell					X
10.36*	Amended and restated change in control agreement dated December 1, 2011 with Michael S. Paukstitus					X
10.37*	Amended and restated change in control agreement dated December 1, 2011 with James B. Cederdahl					X
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.
X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of WRIT or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: February 27, 2012
By:    /s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. McDaniel*	Chairman, Trustee	February 27, 2012
John P. McDaniel

/s/ George F. McKenzie	President, Chief Executive Officer and Trustee	February 27, 2012
George F. McKenzie

/s/ William G. Byrnes*	Trustee	February 27, 2012
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 27, 2012
Edward S. Civera

/s/ Terence C. Golden*	Trustee	February 27, 2012
Terence C. Golden

/s/ Charles T. Nason*	Trustee	February 27, 2012
Charles T. Nason

/s/ Thomas Edgie Russell, III*	Trustee	February 27, 2012
Thomas Edgie Russell, III

/s/ Wendelin A. White*	Trustee	February 27, 2012
Wendelin A. White

/s/ Anthony L. Winns*	Trustee	February 27, 2012
Anthony L. Winns

/s/ William T. Camp	Executive Vice President and	February 27, 2012
William T. Camp	Chief Financial Officer

/s/ Laura M. Franklin	Executive Vice President Accounting,	February 27, 2012
Laura M. Franklin	Administration and Corporate Secretary
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
In connection with the preparation of the Trust’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2011, the Trust’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2012

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2012

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2011	December 31, 2010
Assets
Land	$472,196	$381,338
Income producing property	1,934,587	1,670,598
	2,406,783	2,051,936
Accumulated depreciation and amortization	(535,732)	(460,678)
Net income producing property	1,871,051	1,591,258
Held for development	43,089	26,240
Total real estate held for investment, net	1,914,140	1,617,498
Investment in real estate sold or held for sale, net	—	286,842
Cash and cash equivalents	12,765	78,767
Restricted cash	19,424	20,486
Rents and other receivables, net of allowance for doubtful accounts of $8,921 and $7,422, respectively	53,828	44,280
Prepaid expenses and other assets	120,601	92,040
Other assets related to properties sold or held for sale	—	27,968
Total assets	$2,120,758	$2,167,881
Liabilities
Notes payable	$657,470	$753,587
Mortgage notes payable	427,710	361,860
Lines of credit	99,000	100,000
Accounts payable and other liabilities	51,145	49,138
Advance rents	13,739	11,099
Tenant security deposits	8,862	7,390
Other liabilities related to properties sold or held for sale	—	23,949
Total liabilities	1,257,926	1,307,023
Equity
Shareholders’ equity
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,265 and 65,870 shares issued and outstanding, respectively	662	659
Additional paid in capital	1,138,478	1,127,825
Distributions in excess of net income	(280,096)	(269,935)
Accumulated other comprehensive income (loss)	—	(1,469)
Total shareholders’ equity	859,044	857,080
Noncontrolling interests in subsidiaries	3,788	3,778
Total equity	862,832	860,858
Total liabilities and shareholders’ equity	$2,120,758	$2,167,881
See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2011	2010	2009
Revenue
Real estate rental revenue	$289,527	$258,490	$256,549
Expenses
Utilities	19,960	18,233	18,866
Real estate taxes	27,238	25,044	27,072
Repairs and maintenance	13,461	11,903	11,104
Property administration	9,650	8,652	8,845
Property management	8,942	7,312	6,237
Operating services and common area maintenance	14,786	13,528	13,132
Other real estate expenses	3,155	1,988	4,033
Depreciation and amortization	93,297	80,066	77,549
General and administrative	15,728	14,406	13,118
	206,217	181,132	179,956
Real estate operating income	83,310	77,358	76,593
Other income (expense)
Interest expense	(66,473)	(67,229)	(72,694)
Other income	1,144	1,193	1,205
Acquisition costs	(3,607)	(1,161)	(788)
Real estate impairment	(14,526)	—	—
Gain (loss) on extinguishment of debt, net	(976)	(9,176)	5,336
Gain from non-disposal activities	—	7	71
	(84,438)	(76,366)	(66,870)
Income (loss) from continuing operations	(1,128)	992	9,723
Discontinued operations:
Income from operations of properties sold or held for sale	10,153	14,968	17,877
Gain on sale of real estate	97,491	21,599	13,348
Income tax expense	(1,138)	—	—
Net income	105,378	37,559	40,948
Less: Net income attributable to noncontrolling interests in subsidiaries	(494)	(133)	(203)
Net income attributable to the controlling interests	104,884	37,426	40,745
Basic net income (loss) attributable to the controlling interests per share
Continuing operations	$(0.02)	$0.02	$0.17
Discontinued operations, including gain on sale of real estate	1.60	0.58	0.54
Net income attributable to the controlling interests per share	$1.58	$0.60	$0.71
Diluted net income (loss) attributable to the controlling interests per share
Continuing operations	$(0.02)	$0.02	$0.17
Discontinued operations, including gain on sale of real estate	1.60	0.58	0.54
Net income attributable to the controlling interests per share	$1.58	$0.60	$0.71
Weighted average shares outstanding – basic	65,982	62,140	56,894
Weighted average shares outstanding – diluted	65,982	62,264	56,968
Dividends declared and paid per share	$1.7350	$1.7313	$1.7300
See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2008	52,434	$526	$777,375	$(138,936)	$(2,335)	$636,630	$3,795	$640,425
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	40,745	—	40,745	—	40,745
Net income attributable to noncontrolling interests	—	—	—	—	—	—	203	203
Change in fair value of interest rate hedge	—	—	—		578	578	—	578
Total comprehensive income	—	—	—	—	—	41,323	203	41,526
Distributions to noncontrolling interests	—	—	—	—	—	—	(190)	(190)
Dividends	—	—	—	(100,221)	—	(100,221)	—	(100,221)
Equity offerings, net of issuance costs	7,240	72	160,843	—	—	160,915	—	160,915
Shares issued under Dividend Reinvestment Program	88	1	2,478	—	—	2,479	—	2,479
Share options exercised	3	—	45	—	—	45	—	45
Share grants, net of share grant amortization and forfeitures	46	—	4,084	—	—	4,084	—	4,084
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	37,426	—	37,426	—	37,426
Net income attributable to noncontrolling interests	—	—	—	—	—	—	133	133
Change in fair value of interest rate hedge	—	—	—		288	288	—	288
Total comprehensive income	—	—	—	—	—	37,714	133	37,847
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Dividends	—	—	—	(108,949)	—	(108,949)	—	(108,949)
Equity offerings, net of issuance costs	5,645	56	168,824	—	—	168,880	—	168,880
Shares issued under Dividend Reinvestment Program	175	2	5,284	—	—	5,286	—	5,286
Share options exercised	164	2	3,961	—	—	3,963	—	3,963
Share grants, net of share grant amortization and forfeitures	75	—	4,931	—	—	4,931	—	4,931
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Comprehensive income:
Net income attributable to the controlling interests	—	—	—	104,884	—	104,884	—	104,884
Net income attributable to noncontrolling interests	—	—	—	—	—	—	494	494
Change in fair value of interest rate hedge	—	—	—	—	1,469	1,469	—	1,469
Total comprehensive income	—	—	—	—	—	106,353	494	106,847
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,488)	(2,488)
Contribution from noncontrolling interest							2,004	2,004
Dividends	—	—	—	(115,045)	—	(115,045)	—	(115,045)
Equity offerings, net of issuance costs	—	—	—	—	—	—	—	—
Shares issued under Dividend Reinvestment Program	170	2	5,041	—	—	5,043	—	5,043
Share options exercised	51	1	1,291	—	—	1,292	—	1,292
Share grants, net of share grant amortization and forfeitures	174	—	4,321	—	—	4,321	—	4,321
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$—	$859,044	$3,788	$862,832

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(IN THOUSANDS)

	2011	2010	2009
Cash flows from operating activities
Net income	$105,378	$37,559	$40,948
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(97,491)	(21,599)	(13,348)
Depreciation and amortization, including amounts in discontinued operations	100,528	95,746	94,447
Provision for losses on accounts receivable	4,005	4,150	6,889
Real estate impairment, including amounts in discontinued operations	15,125	—	—
Amortization of share grants, net	4,321	4,931	3,085
Amortization of debt premiums, discounts and related financing costs	3,194	5,532	6,957
Loss (gain) on extinguishment of debt, net	—	9,176	(5,336)
Changes in operating other assets	(14,911)	(20,053)	(14,576)
Changes in operating other liabilities	(2,294)	(3,509)	(16,165)
Net cash provided by operating activities	117,855	111,933	102,901
Cash flows from investing activities
Real estate acquisitions, net*	(281,701)	(155,881)	(19,828)
Capital improvements to real estate	(32,815)	(25,045)	(27,337)
Held for development	(25,929)	(1,337)	(2,135)
Net cash received for sale of real estate	402,164	71,505	36,842
Non-real estate capital improvements	(621)	(392)	(351)
Net cash provided by (used in) investing activities	61,098	(111,150)	(12,809)
Cash flows from financing activities
Line of credit borrowings	261,000	68,800	214,500
Line of credit repayments	(262,000)	(96,800)	(153,500)
Dividends paid	(115,045)	(108,949)	(100,221)
Distributions to noncontrolling interests	(2,488)	(163)	(190)
Proceeds from equity offerings under dividend reinvestment program	5,043	5,286	2,479
Proceeds from mortgage notes payable	—	—	37,500
Principal payments – mortgage notes payable	(32,331)	(25,985)	(54,030)
Proceeds from debt offering	—	247,998	—
Financing costs	(3,905)	(2,450)	(847)
Net proceeds from equity offerings	—	168,880	160,915
Notes payable repayments, including penalties for early extinguishment	(96,521)	(193,799)	(197,414)
Net proceeds from exercise of share options	1,292	3,963	45
Net cash provided by (used in) financing activities	(244,955)	66,781	(90,763)
Net increase (decrease) in cash and cash equivalents	(66,002)	67,564	(671)
Cash and cash equivalents at beginning of year	78,767	11,203	11,874
Cash and cash equivalents at end of year	$12,765	$78,767	$11,203
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$63,916	$60,622	$69,292
*  See note 3 to the consolidated financial statements for the supplemental disclosure of non-cash investing and financing activities, including the assumption of mortgage debt in conjunction with some of our real estate acquisitions.

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 20010 AND 2009
NOTE 1:  NATURE OF BUSINESS
Washington Real Estate Investment Trust (“We” or “WRIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, multifamily buildings and retail centers.
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the three years ended December 31, 2011, we sold the following properties:

Disposition Date	Property	Type	Gain on Sale (in thousands)
April 5, 2011	Dulles Station, Phase I	Office	$—
Various (1)	Industrial Portfolio (1)	Office/Industrial	97,491
		Total 2011	$97,491

June 18, 2010	Parklawn Portfolio(2)	Office/Industrial	$7,900
December 21, 2010	The Ridges	Office	4,500
December 22, 2010	Ammendale I&II/Amvax	Industrial	9,200
		Total 2010	$21,600

May 13, 2009	Avondale	Multifamily	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	4,100
July 31, 2009	Brandywine Center	Office	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	1,500
		Total 2009	$13,300

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point), and we closed on the sale on three separate dates. On September 2, 2011, we closed on the sale of the two office properties (the Crescent and Albemarle Point) and 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road. On October 3, 2011, we closed the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).
A portion of the sales proceeds were reinvested in replacement properties, with the remainder paid out to the shareholders.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. On April 5, 2011, we settled on the sale of Dulles Station, Phase I, an office property held by one of our TRS's. After the application of available net operating loss carryforwards, we recognized $1.1 million in current net federal and state income tax liabilities during 2011 in connection with the sale and operations of the entities.

During the fourth quarter of 2011 we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3 to the consolidated financial statements). The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.
As of December 31, 2011, our TRS's had a net deferred tax asset of $0.1 million and a net deferred tax liability of $0.5 million, primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. There were no material income tax provisions or material net deferred income tax items for our TRS's for the years ended December 31, 2010 and 2009.

The following is a breakdown of the taxable percentage of our dividends for 2011, 2010 and 2009, respectively (unaudited):

	2011	2010	2009
Ordinary income	60%	55%	75%
Return of capital	17%	31%	17%
Qualified dividends	5%	—%	—%
Unrecaptured Section 1250 gain	13%	11%	7%
Capital gain	5%	3%	1%
NOTE 2: ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying audited consolidated financial statements include the consolidated accounts of WRIT, its majority-owned subsidiaries and entities in which WRIT has a controlling interest, including where WRIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 to the consolidated financial statements for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.
We have prepared the accompanying audited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2011-04, Fair Value Measurement, which requires new disclosures about fair value measurements. Specifically, additional disclosures are required regarding significant unobservable inputs used for Level 3 fair value measurements, a company's valuation process, transfers between Levels 1 and 2, and hierarchy classifications for items whose fair value is not recorded on the balance sheet, but disclosed in the notes. For WRIT, the primary impact of this ASU is to require disclosure of the hierarchy classifications (Level 1, 2 or 3) for our disclosures of the fair values of financial instruments in our notes to the consolidated financial statements. This ASU is effective for fiscal years (including interim periods) beginning after December 15, 2011.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders' equity. This ASU is effective for fiscal years (including interim periods) beginning after December 15, 2011. For WRIT, the primary impact of this ASU is to require presentation of single continuous statement of comprehensive income or in two separate but consecutive statements.
Revenue Recognition
We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office, medical office and retail segments) under operating leases with average terms of three to five years. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. We base this estimate on our historical experience and a review of the current status of our receivables. We recognize percentage rents, which represent additional rents based on gross tenant sales, when tenants’ sales exceed specified thresholds.

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We established reserves for doubtful accounts of $3.9 million, $3.4 million and $5.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Write-offs of accounts receivable totaled $2.4 million, $1.2 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We establish reserves for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When we deem the collection of a receivable to be doubtful in the same quarter that we established the receivable, then we recognize the allowance for that receivable as an offset to real estate revenues. When we deem a receivable that was initially established in a prior quarter to be doubtful, then we recognize the allowance as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
We include the following notes receivable balances in our accounts receivable balances (in millions):

	December 31, 2011	December 31, 2010
Notes receivable, net	$7.3	$8.1
Deferred Financing Costs
We capitalize and amortize external costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit using the effective interest rate method or the straight-line method which approximates the effective interest rate method over the term of the related debt. As of December 31, 2011 and 2010 deferred financing costs were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred financing costs	$16.1	7.6	$8.5	$13.8	6.7	$7.1
We record the amortization of deferred financing costs as interest expense. Amortization of deferred financing costs for the three years ended December 31, 2011 was as follows (in millions):

	2011	2010	2009
Deferred financing costs amortization	$2.3	$2.4	$3.1

Deferred Leasing Costs
We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. As of December 31, 2011 and 2010 deferred leasing costs were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$33.4	12.7	$20.7	$31.6	12.1	$19.5

We record the amortization of deferred leasing costs as amortization expense. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. Amortization and writes-offs of deferred leasing costs for the three years ended December 31, 2011 were as follows (in millions):

	2011	2010	2009
Deferred leasing costs amortization	$4.6	$4.4	$4.0
We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. As of December 31, 2011 and 2010 deferred leasing incentives were included in prepaid expenses and other assets as follows (in millions):

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing incentives	$4.8	1.0	$3.8	$2.6	0.4	$2.2
If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. We record the amortization of deferred leasing incentives as a reduction of revenue. Amortization and write-offs of deferred leasing costs for the three years ended December 31, 2011 were as follows (in millions):

	2011	2010	2009
Deferred leasing incentives amortization	$0.7	$0.2	$0.1
Real Estate and Depreciation
We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvement expenditures associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the three years ended December 31, 2011 was as follows (in millions):

	2011	2010	2009
Real estate depreciation	$71.2	$64.8	$62.3
We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. Total interest expense capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2010 was as follows (in millions):

	2011	2010	2009
Capitalized interest	$0.7	$0.9	$1.4
We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service.
We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. The estimated fair value would be calculated in accordance with current GAAP fair value provisions. During 2011, we recognized in continuing operations an impairment charge of $14.5 million for the development project at Dulles Station, Phase II. In addition, we recognized in discontinued operations an impairment charge of $0.6 million at Dulles Station, Phase I, which was sold during 2011 (see note 3 to the consolidated financial statements for further discussion). During 2009 we expensed $0.1 million, included in general and administrative expenses, related to development projects no longer considered probable of completion. There were no impairments recognized during the year ended December 31, 2010.
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
The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”), (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationship value as of December 31, 2011 and 2010.
We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease, over its new, shorter term.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2011 and 2010 are as follows (in millions):

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$55.7	$25.5	$30.2	$40.5	$19.6	$20.9
Leasing commissions/absorption costs	$86.7	$34.8	$51.9	$58.0	$24.9	$33.1
Net lease intangible assets	$14.5	$5.7	$8.8	$7.6	$4.3	$3.3
Net lease intangible liabilities	$32.0	$19.3	$12.7	$29.8	$16.1	$13.7
Below-market ground lease intangible asset	$12.1	$0.8	$11.3	$12.1	$0.6	$11.5
Amortization of these components combined was as follows (in millions):

	2011	2010	2009
Amortization	$15.4	$7.7	$7.3
Amortization of these components combined over the next five years is projected to be as follows (in millions):

Amortization
2012	$19.4
2013	$15.8
2014	$13.7
2015	$11.3
2016	$8.2

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
Restricted Cash

Restricted cash at December 31, 2011 and December 31, 2010 consisted of $19.4 million and $20.5 million, respectively, in funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

Stock Based Compensation
We currently maintain equity based compensation plans for trustees, officers and employees and previously also maintained option plans for trustees, officers and employees.
We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions over the performance period using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.
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
Tax returns filed for 2007 through 2011 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Reclassifications
Certain prior year amounts have been reclassified from continuing operations to discontinued operations to conform to the current year presentation (see note 3 to the consolidated financial statements).
Other Comprehensive Income (Loss)
We had accumulated other comprehensive loss of $1.5 million as of December 31, 2010, to account for the changes in valuation of interest rate swaps. The last of our interest rate swaps expired in November 2011. Accordingly, we recorded other comprehensive income of $1.5 million in 2011, leaving no accumulated other comprehensive income or loss as of December 31, 2011.

NOTE 3: REAL ESTATE INVESTMENTS
Continuing Operations
Our real estate investment portfolio, at cost, consists of properties located in Maryland, Washington, D.C. and Virginia as follows (in thousands):

	December 31,
	2011	2010
Office	$1,268,136	$980,263
Medical office	404,793	398,559
Retail	408,897	351,395
Multifamily	324,957	321,719
	$2,406,783	$2,051,936
The amounts above reflect properties classified as continuing operations, which means they are to be held and used in rental operations (income producing property).
We have several properties in development. In the office segment, we have land for development at Dulles Station, Phase II. In the medical office segment, we have land under development at 4661 Kenmore Avenue. In the residential segment, we have land for development at 650 North Glebe Road and 1219 First Street. The cost of our real estate portfolio held for development as of December 31, 2011 and 2010 is illustrated below (in thousands):

	December 31,
	2011	2010
Office	$8,953	$20,172
Medical office	5,758	5,463
Retail	576	546
Multifamily	27,802	59
	$43,089	$26,240
Dulles Station, Phase II consists of undeveloped land in Herndon, Virginia and a half interest in a parking garage that is adjacent to this land. The land is zoned for development as an office building. During the fourth quarter of 2011, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, such as the increased uncertainty surrounding the timing of the completion of the second phase of the Dulles Metrorail project, and reassessed the likelihood that we would follow through on these development plans. Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II is not probable under current market conditions. Due to this determination, we recognized a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value of $12.1 million.
We used a combination of internal models and third-party valuation estimates to determine the fair value of Dulles Station, Phase II. This fair valuation incorporated both market and income approaches, including recent comparable land sales, return on cost of development metrics and input from third-party real estate brokers on the value of the land and the half share of the parking garage. The valuation is inherently subjective because there are not many observable market transactions for similar land, and therefore we, through discussions with market participants, made certain significant assumptions with respect to appropriate comparable transactions to consider, cash flow estimates and discount rates. Our estimate of the land was further corroborated by an independent third-party valuation specialist. This fair valuation falls into Level 3 in the fair value hierarchy due to its reliance on significant unobservable inputs.

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include general purpose office, medical office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements. Because the properties are located in the Washington metro region, the Company is subject to a concentration of credit risk related to these properties.
As of December 31, 2011 no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

Acquisitions

Properties and land for development we acquired during the years ending December 31, 2011, 2010 and 2009 are as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
January 11, 2011	1140 Connecticut Ave	Office	184,000	$80,250
March 30, 2011	1227 25th Street	Office	130,000	47,000
June 15, 2011	650 North Glebe Road (1)	Mutifamily	N/A	11,800
August 30, 2011	Olney Village Center	Retail	199,000	58,000
September 13, 2011	Braddock Metro Center	Office	345,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1219 First Street (1)	Mutifamily	N/A	13,850
		Total 2011	1,081,000	$385,400

June 3, 2010	925 and 1000 Corporate Drive	Office	271,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,400
		Total 2010	494,000	$156,400

August 13, 2009	Lansdowne Medical Office Building	Medical Office	87,000	$19,900
		Total 2009	87,000	$19,900
(1) Land for development

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our 2011 and 2010 acquisitions are as follows (amounts in thousands):

	December 31,
	2011	2010
Real estate revenue	$35,259	$5,575
Net income	$4,701	$1,460
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

We have recorded the total purchase price of the above acquisitions as follows (in millions):

	Recordation of Purchase Price
	2011	2010	2009
Land	$90.9	$38.2	$1.3
Buildings	219.6	93.3	18.6
Tenant origination costs	15.7	9.1	—
Leasing commissions/absorption costs	29.7	15.4	—
Net lease intangible assets	6.8	1.4	—
Net lease intangible liabilities	(2.5)	(1.5)	—
Fair value of assumed mortgage	(78.5)	—	—
Total	$281.7	$155.9	$19.9

The weighted remaining average life in months for the 2011 acquisition components above, other than land and building, are 62 months for tenant origination costs, 51 months for leasing commissions/absorption costs, 65 months for net lease intangible assets and 62 months for net lease intangible liabilities.
The difference in total contract price of $385.4 million and the acquisition cost per the consolidated statements of cash flows of $281.7 million is primarily related to the two mortgage notes assumed for $76.7 million relating to John Marshall II and Olney Village Center, cash paid for the acquisition of land at 650 North Glebe Road for $11.8 million and at 1219 First Street for $13.9 million included in development, and credits received at settlement totaling $1.3 million.
The $0.5 million difference in total 2010 contract purchase price of $156.4 million and the recordation of purchase price of $155.9 million is due to a credit received at settlement for future tenant allowance obligations for Gateway Overlook.
The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2011 and 2010 as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2011 and December 31, 2010. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2011	2010
Real estate revenues	$308,027	$295,767
Income from continuing operations	$(1,701)	$1,083
Net income	$104,311	$37,517
Diluted earnings per share	$1.57	$0.60

Noncontrolling Interests in Subsidiaries
In August 2007 we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase. The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the years ended December 31, 2011, 2010 and 2009, and are not included in our earnings per share calculations.
On June 15, 2011 we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $43.5 million, with approximately 70% of the project financed with debt. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development, construction and lease-up of the property.

On November 23, 2011 we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1219 First Street in Alexandria, Virginia. We estimate the total cost of the project to be $95.0 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development, construction and lease-up of the property.

We have determined that the 650 North Glebe Road and 1219 First Street joint ventures are variable interest entities (“VIE's”) primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs will be financed through debt. We have also determined that WRIT is the primary beneficiary of each VIE due to the fact that WRIT is providing 90% to 95% of the equity contributions, obtaining the debt financing, and will manage each property after stabilization.

We include the joint venture land acquisitions on our consolidated balance sheets in held for development. As of December 31, 2011, the land and capitalized development costs are as follows (in millions):

December 31, 2011
650 North Glebe	$13.4
1219 First Street	$14.4
In May 1998, we entered into an operating partnership agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property. We accounted for this activity by applying the noncontrolling owner’s percentage ownership interest to the net income of the property and reporting such amount in our net income attributable to noncontrolling interests. In October 2011, we closed on the sale of Northern Virginia Industrial Park II, thereby terminating this noncontrolling interest in our earnings. As a result of this transaction, we recorded a gain on sale relating to the noncontrolling interest of $0.4 million. The amounts reported on the consolidated statements of income for noncontrolling interests are related to Northern Virginia Industrial Park II and classified as discontinued operations.
Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see "Discontinued Operations" in note 2 to the consolidated financial statements). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as sold or held for sale at December 31, 2011 and had the industrial portfolio plus three office properties as sold or held for sale at December 31, 2010, as follows (in thousands):

	December 31,
	2011	2010
Office property	$—	$80,024
Industrial/Flex properties	—	284,926
Total	$—	$364,950
Less accumulated depreciation	—	(78,108)
	$—	$286,842
On August 5, 2011 we entered into five separate purchase and sale agreements to effectuate the sale of our entire industrial segment and two office assets (the Crescent and Albemarle Point) for an aggregate purchase price of $350.9 million, resulting in a $97.5 million gain on sale of real estate.
The impact of the disposal of our industrial segment on revenues and net income is summarized as follows (amounts in thousands, except per share data):

	December 31,
	2011	2010	2009
Real estate revenues	$23,045	$32,191	$34,288
Net income	$16,484	$22,857	$24,905
Basic net income per share	$0.23	$0.36	$0.43
Diluted net income per share	$0.23	$0.36	$0.43

We sold the following properties during the three years ended December 31, 2011:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	$350,900	$97,491
April 5, 2011	Dulles Station, phase I	Office	180,000	58,800	—
		Total 2011	3,272,000	$409,700	$97,491

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,400	$7,900
December 21, 2010	The Ridges	Office	104,000	27,500	4,500
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23,000	9,200
		Total 2010	638,000	$73,900	$21,600

May 13, 2009	Avondale	Multifamily	170,000	$19,800	$6,700
July 23, 2009	Tech 100 Industrial Park	Industrial	166,000	10,500	4,100
July 31, 2009	Brandywine Center	Office	35,000	3,300	1,000
November 13, 2009	Crossroads Distribution Center	Industrial	85,000	4,400	1,500
		Total 2009	456,000	$38,000	$13,300

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point), and we closed on the sale on three separate dates. On September 2, 2011, we closed on the sale of the two office properties (the Crescent and Albemarle Point) and 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road. On October 3, 2011, we closed the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Operating Income For the Year Ending December 31,
	2011	2010	2009
Revenues	$26,154	$47,646	$53,726
Property expenses	(7,697)	(15,248)	(16,646)
Real estate impairment	(599)	—	—
Depreciation and amortization	(7,231)	(15,680)	(16,896)
Interest expense	(474)	(1,750)	(2,307)
	$10,153	$14,968	$17,877

Operating income by each property classified as discontinued operations is summarized below (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2011	2010	2009
Avondale	Multifamily	$—	$—	$392
Tech 100 Industrial Park	Industrial	—	—	261
Brandywine Center	Office	—	—	85
Crossroads Distribution Center	Industrial	—	—	153
Parklawn Plaza	Office	—	132	147
Lexington Building	Office	—	65	127
Saratoga Building	Office	—	225	436
Charleston Business Center	Industrial	—	370	688
The Ridges	Office	—	678	175
Ammendale I&II	Industrial	—	1,023	986
Amvax	Industrial	—	336	327
Dulles Station, Phase I	Office	(468)	492	449
Industrial Portfolio	Industrial/Office	10,621	11,647	13,651
		$10,153	$14,968	$17,877
NOTE 4: MORTGAGE NOTES PAYABLE
We had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (dollars in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2011	2010	Maturity Date
Prosperity Medical Center	10/9/2003	5.36%	$31,169	$31,886	5/1/2013
Prosperity Medical Center	10/9/2003	5.34%	11,828	12,101	5/1/2013
Shady Grove Medical Village II	8/12/2004	6.98%	—	9,375	12/1/2011
Frederick Crossing	3/23/2005	5.95%	21,700	22,268	11/1/2012
9707 Medical Center Drive (3)	4/13/2006	5.32%	4,780	4,955	7/1/2028
Plumtree Medical Center	6/22/2006	5.68%	4,419	4,512	3/11/2013
15005 Shady Grove Road	7/12/2006	5.73%	7,974	8,149	3/11/2013
West Gude Drive	8/25/2006	5.86%	30,761	31,486	2/11/2013
Woodholme Medical Office Center	6/1/2007	5.29%	19,954	20,285	11/1/2015
Ashburn Farm Office Park	6/1/2007	5.56%	2,438	2,556	5/31/2025
Ashburn Farm Office Park	6/1/2007	5.69%	2,159	2,285	7/31/2023
3801 Connecticut Avenue, Walker House and Bethesda Hill (4)	5/29/2008	5.71%	81,029	81,029	6/1/2017
2445 M Street (5)	12/2/2008	5.62%	95,593	94,339	1/6/2017
Kenmore Apartments	2/2/2009	5.37%	36,097	36,634	3/1/2019
Olney Village Center	8/30/2011	4.94%	23,873	—	11/1/2023
John Marshall II	9/15/2011	5.79%	53,936	—	5/6/2016
			$427,710	$361,860
(1) Each of these mortgages was assumed with the acquisition of the collateralized properties, except for the mortgage notes secured by 3801 Connecticut Avenue, Walker House, Bethesda Hill and Kenmore Apartments, which were originally executed by WRIT. We record mortgages assumed in an acquisition at fair value, and balances presented include any recorded premiums or discounts.
(2) Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.

(3) The mortgage bears a set interest rate through June 30, 2012, at which time the rate will be reset based on the Moody's Long-term Corporate Bond Yield Average, but never lower than 5.0% per annum. The interest rate will be reset annually thereafter for the duration of the note. Principal and interest are payable monthly until July 1, 2028, at which time all unpaid principal and interest are payable in full. During the first 90 days of 2013, the lender has the option to elect to accelerate the maturity date of the note to July 1, 2013. For the remainder of 2013, we have the right to prepay the note without any prepayment penalties.
(4) Interest only is payable monthly until the maturity date, which can be extended for one year upon which the interest rate is reset on June 1, 2016. At maturity on June 1, 2017, all unpaid principal and interest are payable in full.
(5) Interest only is payable monthly until the maturity date upon which all unpaid principal and interest are payable in full.
Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $678.9 million and $570.5 million at December 31, 2011 and 2010, respectively.

On September 1, 2011, we repaid without penalty the remaining $9.1 million of principal on the mortgage note secured by Shady Grove Medical Village II.

On October 5, 2011, we entered into an amendment to the purchase and sale agreement for 6100 Columbia Park Road and Dulles Business Park , under which we agreed to seek prepayment of the mortgage notes secured by Dulles Business Park prior to closing the sale. Under the terms of the amendment, if we prepaid the mortgage notes prior to November 1, 2011, then the sales price would be increased by $875,000 in order to partially offset the penalties incurred by us for the prepayment of the mortgage notes. On October 7, 2011, we prepaid the remaining $17.5 million of principal on the mortgage notes, incurring prepayment penalties of $1.0 million. Because Dulles Business Park was sold (see note 3 to the consolidated financial statements), these mortgage notes are included in "Other liabilities related to properties sold or held for sale" on the consolidated balance sheets as of December 31, 2010.

Scheduled principal payments during the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

2012	$27,000
2013	87,580
2014	3,724
2015	22,390
2016	134,943
Thereafter	156,548
432,185
Net discounts/premiums	(4,475)
Total	$427,710
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of December 31, 2011, we maintained a $75.0 million unsecured line of credit maturing in June 2012 (“Credit Facility No. 1”) and a $400.0 million unsecured line of credit maturing in July 2014 (“Credit Facility No. 2”). The amounts of these lines of credit unused and available at December 31, 2011 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$400.0
Borrowings outstanding	(74.0)	(25.0)
Letters of credit issued	(0.8)	—
Unused and available	$0.2	$375.0

We executed borrowings and repayments on the unsecured lines of credit during 2011 as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2010	$—	$100.0
Borrowings	92.0	169.0
Repayments	(18.0)	(244.0)
Balance at December 31, 2011	$74.0	$25.0
We made borrowings under Credit Facility No. 1 during 2011 to partially fund our acquisitions of 1140 Connecticut Avenue and 1227 25th Street, and for general corporate purposes. We made borrowings under Credit Facility No. 2 to repay unsecured notes, to partially fund the acquisitions of Olney Village Center, John Marshall II and Braddock Gateway and for general corporate purposes. We made repayments during 2011 using proceeds from the sales of the Industrial Portfolio and the sale of Dulles Station, Phase I.
Borrowings under Credit Facility No. 1 bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. Borrowings under Credit Facility No. 2 bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect plus 1.0%. The interest rate spreads are 42.5 basis points and 122.5 basis points for Credit Facilities No. 1 and 2, respectively.
All outstanding advances for Credit Facilities No. 1 and 2 are due and payable upon maturity in June 2012 and July 2014, respectively. Credit Facility No. 2 may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the years ended December 31, 2011, 2010 and 2009, we recognized interest expense (excluding facility fees) as follows (in millions):

	2011	2010	2009
Credit Facility No. 1	$0.4	$0.1	$—
Credit Facility No.2	$2.7	$2.7	$0.5
The average interest rate on borrowings for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Credit Facility No. 1	0.65%	0.71%	0.70%
Credit Facility No.2	2.54%	2.65%	1.81%
In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% and 0.225% per annum of the committed capacity of Credit Facility No. 1 and Credit Facility No. 2, respectively, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the years ended December 31, 2011, 2010 and 2009, we incurred facility fees as follows (in millions):

	2011	2010	2009
Credit Facility No. 1	$0.1	$0.1	$0.1
Credit Facility No.2	$0.7	$0.4	$0.4
Credit Facilities No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2011. Included in these covenants is the requirement to maintain a minimum level of net worth, as well as limits on our total liabilities, secured indebtedness and required debt service payments.
Information related to revolving credit facilities is as follows (in thousands):

	2011	2010	2009
Total revolving credit facilities at December 31	$475,000	$337,000	$337,000
Borrowings outstanding at December 31	$99,000	$100,000	$128,000
Weighted average daily borrowings during the year	$160,090	$112,573	$33,656
Maximum daily borrowings during the year	$281,000	$141,000	$128,000
Weighted average interest rate during the year	1.90%	2.43%	1.62%
Weighted average interest rate at December 31	0.90%	2.53%	2.79%

NOTE 6: NOTES PAYABLE
The following table summarizes our unsecured notes outstanding as of December 31, 2011 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	5.050%	5.064%	$50,000	5/1/2012
10 Year Unsecured Notes	5.125%	5.230%	60,000	3/25/2013
10 Year Unsecured Notes	5.250%	5.340%	100,000	1/15/2014
10 Year Unsecured Notes	5.350%	5.359%	50,000	5/1/2015
10 Year Unsecured Notes	5.350%	5.490%	100,000	5/1/2015
10 Year Unsecured Notes	4.950%	5.053%	250,000	10/1/2020
30 Year Unsecured Notes	7.250%	7.360%	50,000	2/25/2028
Total principal			660,000
Net unamortized discount			(2,530)
Total			$657,470
(1) Yield on issuance date, including the effects of discounts on the notes.
(2) No principal amounts are due prior to maturity.
We repaid the remaining $93.9 million of our 5.95% unsecured notes on their due date of June 15, 2011, using borrowings on our unsecured lines of credit and proceeds from the sale of Dulles Station, Phase I.
We repaid the remaining $2.7 million of our 3.875% convertible notes without penalty in September 2011, using proceeds from the sale of the Industrial Portfolio.
The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2011 are as follows (in thousands):

2012	$50,000
2013	60,000
2014	100,000
2015	150,000
2016	—
Thereafter	300,000
$660,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2011. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.
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

WRIT's Compensation Committee conducted an extensive review of our executive compensation philosophy and a fundamental redesign of our short-term and long-term incentive plans for our officers, resulting in new short-term incentive (“New STIP”) and new long-term incentive (“New LTIP”) plans, which were approved by the Compensation Committee and Board on February 17, 2011 and were effective as of January 1, 2011. In addition, the Compensation Committee approved a new long-term incentive plan for non-officer employees as of January 1, 2011, with minimal changes from the prior long-term incentive plan for non-officer employees.

New STIP

Under the New STIP, officers earn awards, payable 50% in cash and 50% in restricted shares, based on a percentage of salary and achieving various performance conditions within a one-year performance period (except for 15% of such restricted share awards which will be exclusively service-based). With respect to the 50% of the New STIP award payable in restricted shares, (i) the restricted shares subject to performance conditions will vest over a three-year period commencing on the January 1 following the end of the one-year performance period, and (ii) the restricted shares subject only to a service condition will vest over a three -year period commencing at the beginning of the one-year performance period.

With respect to the 50% of the award payable in cash, the officer may elect to defer up to 80% of the cash portion pursuant to WRIT's deferred compensation plan for officers. If the officer makes such election, the cash will be converted to restricted share units and WRIT will match 25% of deferred amounts in restricted share units.

For the service based awards we recognize compensation expense based on the grant date fair value, ratably over a three-year period commencing with the start of the performance period. With respect to the restricted shares subject to performance conditions expected to be awarded under the New STIP at the end of the one-year performance period, we recognize compensation expense based on the current fair market value of the probable award until the performance condition has been met, according to a graded vesting schedule over a four-year period commencing with the date the performance targets were established. Approximately 20% of the restricted shares subject to performance conditions awarded by the Compensation Committee at the end of the one-year performance period are based on subjective strategic acquisition and disposition goal criteria, for which we recognize compensation expense when the grant date occurs at the end of the one-year period through the three-year vesting period.

New LTIP

Under the New LTIP, officers earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on a percentage of salary and achieving various market and performance conditions during a defined three-year performance period (e.g., commencing on January 1, 2011 and concluding on December 31, 2013).

New LTIP performance is evaluated on objective and subjective performance goals and weightings. Of the officers' total potential award, 40% is subject to market conditions based on absolute total shareholder return (“TSR”) and relative TSR. The remaining 60% of the award is based primarily on strategic plan fulfillment, evaluated and determined by the Compensation Committee in its discretion at the end of the three-year performance period.

The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period.

With respect to the 40% of the New LTIP subject to market conditions we recognize compensation expense ratably (over three years for the 50% unrestricted shares and over four years for the 50% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. With respect to the 60% subjective portion of the New LTIP, we will recognize compensation expense for the 50% unrestricted shares when the grant date has occurred at the end of the three-year performance period. We will recognize compensation expense for the 50% restricted shares over the one-year vesting period commencing upon the grant date at the end of the three-year performance period.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the 40% of the New LTIP subject to market conditions referenced above. The market condition performance measurement is the cumulative three-year total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of 20 peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to a peer companies, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. The assumptions used to value the 40% of the New LTIP subject to market conditions were an expected volatility of 58.1%, a risk-free interest rate of 1.2% and an expected life of 3 and 4 years.  We based the expected volatility upon the historical volatility of our daily closing share price. The price at the grant date, February 17, 2011, was $30.91.  We based the risk-free interest rate used on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period.  The officers' total award opportunity under the new LTIP stated as a percentage of base salary ranges from 65% to 150% at target level. The calculated grant date fair value as a percentage of base salary for the officers ranged from 79% to 185% for the 40% of the New LTIP subject to market conditions.

Non-officer employees earn restricted share awards under the New LTIP based upon various percentages of their salaries and annual performance calculations. The restricted share awards vest ratably over three years from the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over four years from the date the performance target was established.

Modification of Prior LTIP Awards

In connection with the adoption of the New STIP and the New LTIP, the previous long-term incentive plan ("prior LTIP") for officers was amended such that awards subject to performance and market conditions through 2012 under the prior LTIP were converted when the new plans were adopted into 154,400 restricted share units as of February 17, 2011, of which 59,100 were previously granted and unvested as of December 31, 2010. Such restricted share units will vest consistent with the periods in which they otherwise would have vested under the terms of the prior LTIP (i.e., either December 31, 2011 or December 31, 2012). We accounted for the amendment of these awards as a modification. With the exception of the above, no other awards under the prior LTIP were modified, and such awards continue to vest based on their applicable terms.

Prior LTIP

Other non-officer members of management earned restricted share units under the prior LTIP based on one-year performance targets that vest ratably over five years from the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over six years from the date the performance target was established.

Officers earned restricted share units under the prior LTIP based on various percentages of their salaries that vest ratably over five years from the grant date based upon continued employment. We recognize compensation expense for these awards ratably over five years from the grant date.

Trustee Awards

We continue to award trustees share based compensation on an annual basis in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $55,000 for each of the years ended December 31, 2011, 2010 and 2009.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all share based awards, was as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense	$5.6	$5.9	$3.5

The following is the activity for the years ended December 31, 2011, 2010 and 2009 related to our restricted share awards, excluding those subject to market conditions.
Restricted Share Awards

	2011		2010		2009
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	490,832	$30.20	423,145	$30.24	340,920	$29.70
Unvested at January 1	193,339	$27.71	160,276	$28.13	141,411	$31.72
Granted	303,168	$29.48	101,870	$28.37	102,841	$26.67
Vested during year	(161,971)	$29.80	(67,687)	$30.01	(82,225)	$32.44
Forfeited	(3,533)	$28.10	(1,120)	$28.45	(1,751)	$29.77
Unvested at December 31	331,003	$28.39	193,339	$27.71	160,276	$28.13
Vested at December 31	652,803	$30.06	490,832	$30.20	423,145	$30.24
The total fair value of share grants vested was as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Fair value of share grants vested	$4.9	$2.1	$1.9
As of December 31, 2011, the total compensation cost related to non-vested share awards not yet recognized was $5.9 million, which we expect to recognize over a weighted average period of 29 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the New LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,066	$1,066
Absolute TSR	$365	$365

The unamortized value of these awards with market conditions as of December 31, 2011 was as follows (in thousands):

	Unamortized Value at December 31, 2011
	Restricted	Unrestricted
Relative TSR	$742	$826
Absolute TSR	$254	$283
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

The following chart details the previously issued and currently outstanding and exercisable stock options:

	2011		2010		2009
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	145,950	$26.74	314,250	$25.39	317,000	$25.31
Granted	—	$—	—	$—	—	$—
Exercised	(51,081)	$25.29	(164,300)	$24.11	(2,750)	$16.34
Expired/Forfeited	(5,763)	$24.85	(4,000)	$28.23	—	$—
Outstanding at December 31	89,106	$27.69	145,950	$26.74	314,250	$25.39
Exercisable at December 31	89,106	$27.69	145,950	$26.74	314,250	$25.39
The 89,106 options outstanding at December 31, 2011, all of which are exercisable, have exercise prices between $25.61 and $33.09, with a weighted-average exercise price of $27.69 and a weighted average remaining contractual life of 1.5 years. The outstanding exercisable shares at December 31, 2011 had no aggregate intrinsic value. The aggregate intrinsic value of options exercised was $0.3 million in 2011, $1.0 million in 2010 and minimal in 2009. There were minimal options forfeited in 2011 and 2010.
NOTE 8: OTHER BENEFIT PLANS
We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2011, 2010 and 2009, we made contributions to the 401(k) plan as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
401(k) plan contributions	$0.5	$0.4	$0.4
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
The deferred compensation liability at December 31, 2011 and 2010 was as follows (in millions):

	December 31,
	2011	2010
Deferred compensation liability	$1.2	$1.1
We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO’s termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with FASB ASC 715-30 (formerly SFAS No. 87, Employers’ Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO’s employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2011 and 2010, the accrued benefit liability was $1.5 million and $1.6 million, respectively.

For the three years ended December 31, 2011, 2010 and 2009, we recognized current service cost as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Prior CEO SERP current service cost	$0.1	$0.1	$0.1
We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO’s retirement. Benefit payments to the prior CEO began in 2008.
In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant’s termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. We account for this plan in accordance with FASB ASC

710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2011, 2010 and 2009, we recognized current service cost as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Officer SERP current service cost	$0.3	$0.3	$0.3
NOTE 9: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities. The only assets or liabilities we had at December 31, 2011 and 2010 that are recorded at fair value on a recurring basis are the assets held in the SERP and the interest rate hedge contracts. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets and liabilities at December 31, 2011 and 2010 are as follows (in millions):

	December 31, 2011				December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1.7	$—	$1.7	$—	$1.7	$—	$1.7	$—
Liabilities:
Derivatives	$—	$—	$—	$—	$1.5	$—	$1.5	$—
Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2011 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2011.
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
Lines of Credit Payable
Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. The carrying value of the lines of credit payable is estimated to be market value given the adjustable rate of these borrowings and in consideration of any changes in spreads.
Notes Payable
The fair value of the notes payable is estimated by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices.

	2011		2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents, including restricted cash	$32,189	$32,189	$99,253	$99,253
2445 M Street note receivable	$6,975	$7,721	$7,090	$8,048
Mortgage notes payable	$427,710	$463,238	$361,860	$380,360
Lines of credit payable	$99,000	$99,000	$100,000	$100,000
Notes payable	$657,470	$713,797	$753,587	$785,637
NOTE 10: DERIVATIVE INSTRUMENTS
We enter into interest rate swaps from time to time to manage our exposure to variable interest rate risk. We do not purchase derivatives for speculation. In February 2008, we entered into an interest rate swap with a notional amount of $100 million that expired in February 2010. In May 2009, we entered into a forward interest rate swap with a notional amount of $100 million that expired in November 2011. Both interest rate swaps qualified as cash flow hedges. Our cash flow hedges were recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We recorded the effective portion of changes in fair value of cash flow hedges in other comprehensive income. The change in fair value of cash flow hedges was the only activity in other comprehensive income (loss) during periods presented in our consolidated financial statements. We assessed the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the year ended December 31, 2010 and for periods prior to expiration in 2011. We had no derivative instruments outstanding as of December 31, 2011.

The fair value and balance sheet locations of the interest rate swaps as of December 31, 2011 and 2010, are as follows (in millions):

	December 31, 2011	December 31, 2010
	Fair Value	Fair Value
Accounts payable and other liabilities	$—	$1.5
The interest rate swaps have been effective since inception. The gain or loss on the effective swaps is recognized in other comprehensive income, as follows (in millions):

	Year Ended December 31,
	2011	2010
	Fair Value	Fair Value
Change in other comprehensive income (loss)	$1.5	$0.3
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
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The operating partnership units were anti-dilutive for the three years ended December 31, 2011. The 3.875% convertible notes were repaid in full as of December 31, 2011, and were anti-dilutive for the years ended December 31, 2010 and 2009.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	2011	2010	2009
Numerator:
Income from continuing operations	$(1,128)	$992	$9,723
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	—	(4)	(26)
Adjusted income from continuing operations attributable to the controlling interests	(1,128)	988	9,697
Income from discontinued operations, including gain on sale of real estate, net of taxes	106,506	36,567	31,225
Net income attributable to noncontrolling interests	(494)	(133)	(203)
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	(712)	(140)	(85)
Adjusted income from discontinued operations attributable to the controlling interests	105,300	36,294	30,937
Adjusted net income attributable to the controlling interests	$104,172	$37,282	$40,634
Denominator:
Weighted average shares outstanding – basic	65,982	62,140	56,894
Effect of dilutive securities:
Employee stock options and restricted share awards	—	124	74
Weighted average shares outstanding – diluted	65,982	62,264	56,968

Earnings per common share, basic:
Continuing operations	$(0.02)	$0.02	$0.17
Discontinued operations	$1.60	$0.58	$0.54
	$1.58	$0.60	$0.71
Earnings per common share, diluted:
Continuing operations	$(0.02)	$0.02	$0.17
Discontinued operations	$1.60	$0.58	$0.54
	$1.58	$0.60	$0.71

NOTE 12: RENTALS UNDER OPERATING LEASES
Non-cancelable commercial operating leases provide for minimum rental income from continuing operations during each of the next five years and thereafter as follows (in millions):

Rental Income
2012	$211.3
2013	191.1
2014	160.2
2015	134.7
2016	102.1
Thereafter	250.2
$1,049.6
Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, were as follows (in millions):

	2011	2010	2009
Percentage rents	$0.2	$0.1	$0.2
Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations was as follows (in millions):

	2011	2010	2009
Reimbursement income	$26.1	$24.5	$27.6

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2011, we had $4.7 million in committed contracts outstanding with third parties in connection with our development projects at 1219 First Street and 650 North Glebe Road.
Litigation
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Other
At December 31, 2011, we were contingently liable under unused letters of credit in the amounts of $815,000, related to our assumption of mortgage debt on West Gude to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt.
NOTE 14: SEGMENT INFORMATION
We have four reportable segments: office, medical office, retail, and multifamily properties. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area.

Real estate rental revenue as a percentage of the total for each of the four reportable operating segments is as follows:

	Year Ended December 31,
	2011	2010	2009
Office	49%	48%	48%
Medical office	16%	17%	18%
Retail	17%	16%	16%
Multifamily	18%	19%	18%
The percentage of total income producing real estate assets, at cost, for each of the four reportable operating segments is as follows:

	December 31,
	2011	2010
Office	53%	48%
Medical office	17%	19%
Retail	17%	17%
Multifamily	13%	16%
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

The following table presents revenues and net operating income for the years ended December 31, 2011, 2010 and 2009 from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$142,870	$45,257	$50,421	$50,979		$—	$289,527
Real estate expenses	48,960	14,242	14,273	19,717		—	97,192
Net operating income	$93,910	$31,015	$36,148	$31,262		$—	$192,335
Depreciation and amortization							(93,297)
Interest expense							(66,473)
General and administrative							(15,728)
Acquisition costs							(3,607)
Other income (expense)							1,144
Real estate impairment							(14,526)
Loss on extinguishment of debt, net							(976)
Gain from non-disposal activities							—
Discontinued operations:
Income from discontinued operations							10,153
Gain on sale of real estate							97,491
Income tax benefit (expense)							(1,138)
Net income							105,378
Less: Net income attributable to noncontrolling interests							(494)
Net income attributable to the controlling interests							$104,884
Capital expenditures	$21,065	$5,654	$2,922	$2,823	$351	$621	$33,436
Total assets	$1,118,074	$347,735	$365,164	$247,170	$—	$42,615	$2,120,758

	2010
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$123,860	$45,028	$41,003	$48,599	$—	$—	$258,490
Real estate expenses	42,392	14,715	10,310	19,243	—	—	86,660
Net operating income	$81,468	$30,313	$30,693	$29,356	$—	$—	$171,830
Depreciation and amortization							(80,066)
Interest expense							(67,229)
General and administrative							(14,406)
Acquisition costs							(1,161)
Other income (expense)							1,193
Loss on extinguishment of debt, net							(9,176)
Gain from non-disposal activities							7
Discontinued operations:
Income from discontinued operations							14,968
Gain on sale of real estate							21,599
Net income							37,559
Less: Net income attributable to noncontrolling interests							(133)
Net income attributable to the controlling interests							$37,426
Capital expenditures	$13,983	$4,986	$1,982	$2,387	$1,707	$392	$25,437
Total assets	$938,638	$353,508	$313,003	$228,769	$225,206	$108,757	$2,167,881

	2009
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$123,347	$44,911	$41,821	$46,470	$—	$—	$256,549
Real estate expenses	43,897	15,218	10,680	19,494	—	—	89,289
Net operating income	$79,450	$29,693	$31,141	$26,976	$—	$—	$167,260
Depreciation and amortization							(77,549)
Interest expense							(72,694)
General and administrative							(13,118)
Acquisition costs							(788)
Other income (expense)							1,205
Gain on extinguishment of debt, net							5,336
Gain from non-disposal activities							71
Discontinued operations:
Income from discontinued operations							17,877
Gain on sale of real estate							13,348
Net income							40,948
Less: Net income attributable to noncontrolling interests							(203)
Net income attributable to the controlling interests							$40,745
Capital expenditures	$14,200	$6,613	$1,270	$2,287	$2,967	$351	$27,688
Total assets	$926,433	$360,220	$225,548	$240,442	$251,986	$40,596	$2,045,225

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes our financial data by quarter for 2011 and 2010 (in thousands, except for per share data):

	Quarter(1)(2)
	First	Second	Third	Fourth
2011
Real estate rental revenue	$69,204	$71,684	$71,931	$76,708
Income (loss) from continuing operations	$2,119	$4,431	$2,707	$(10,385)
Net income	$4,688	$6,556	$63,036	$31,098
Net income attributable to the controlling interests	$4,665	$6,522	$63,008	$30,689
Income (loss) from continuing operations per share
Basic	$0.03	$0.07	$0.04	$(0.16)
Diluted	$0.03	$0.07	$0.04	$(0.16)
Net income per share
Basic	$0.07	$0.10	$0.95	$0.46
Diluted	$0.07	$0.10	$0.95	$0.46
2010
Real estate rental revenue	$64,007	$64,087	$65,032	$65,364
Income from continuing operations	$1,418	$3,444	$3,093	$(6,963)
Net income	$5,265	$15,021	$6,658	$10,615
Net income attributable to the controlling interests	$5,216	$14,994	$6,625	$10,591
Income from continuing operations per share
Basic	$0.02	$0.05	$0.05	$(0.11)
Diluted	$0.02	$0.05	$0.04	$(0.11)
Net income per share
Basic	$0.09	$0.24	$0.11	$0.16
Diluted	$0.09	$0.24	$0.10	$0.16

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The prior quarter results have been restated to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

NOTE 16: SHAREHOLDERS’ EQUITY
During the fourth quarter of 2009, we entered into a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months, replacing a previous agreement made during the third quarter of 2008. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for the repayment of borrowings under our lines of credit, acquisitions, and general corporate purposes. We did not issue any shares under this program during 2011. We executed issuances under this program during 2010 and 2009 as follows (in millions, except for weighted average issue price):

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

	2011	2010	2009
Common shares issued	0.2	0.2	0.1
Weighted average issue price	$29.97	$30.36	$28.34
Net proceeds	$5.0	$5.3	$2.5

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2011			Accumulated Depreciation at December 31, 2011
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$7,999,000	$420,000	$10,677,000	$11,097,000	$8,145,000	1951	Jan 1963	179,000	308	30 Years
Roosevelt Towers	Virginia	$336,000	$1,996,000	$8,932,000	$336,000	$10,928,000	$11,264,000	$6,759,000	1964	May 1965	170,000	191	40 Years
Country Club Towers	Virginia	$299,000	$2,562,000	$13,532,000	$299,000	$16,094,000	$16,393,000	$8,763,000	1965	Jul 1969	159,000	227	35 Years
Park Adams	Virginia	$287,000	$1,654,000	$8,568,000	$287,000	$10,222,000	$10,509,000	$6,902,000	1959	Jan 1969	173,000	200	35 Years
Munson Hill Towers	Virginia	$322,000	$3,337,000	$14,496,000	$322,000	$17,833,000	$18,155,000	$11,855,000	1963	Jan 1970	258,000	279	33 Years
The Ashby at McLean	Virginia	$4,356,000	$17,102,000	$13,414,000	$4,356,000	$30,516,000	$34,872,000	$16,628,000	1982	Aug 1996	274,000	256	30 Years
Walker House Apartments (a)	Maryland	$2,851,000	$7,946,000	$6,424,000	$2,851,000	$14,370,000	$17,221,000	$7,892,000	1971/03	Mar 1996	158,000	212	30 Years
Bethesda Hill Apartments (a)	Maryland	$3,900,000	$13,412,000	$11,726,000	$3,900,000	$25,138,000	$29,038,000	$12,413,000	1986	Nov 1997	226,000	195	30 Years
Bennett Park	Virginia	$2,861,000	$917,000	$78,969,000	$4,774,000	$77,973,000	$82,747,000	$16,432,000	2007	Feb 2001	214,000	224	28 Years
The Clayborne	Virginia	$269,000	$—	$30,376,000	$699,000	$29,946,000	$30,645,000	$7,288,000	2008	Jun 2003	60,000	74	26 Years
The Kenmore (a)	Washington, DC	$28,222,000	$33,955,000	$839,000	$28,222,000	$34,794,000	$63,016,000	$4,431,000	1948	Sep 2008	268,000	374	30 Years
650 N. Glebe Rd (g)	Virginia	$12,787,000	$—	$619,000	$13,406,000	$—	$13,406,000	$—	N/A	Jun 2011	—	—	N/A
1219 First Street (g)	Virginia	$14,046,000	$—	$350,000	$14,396,000	$—	$14,396,000	$—	N/A	Nov 2011	—	—	N/A
		$70,956,000	$85,559,000	$196,244,000	$74,268,000	$278,491,000	$352,759,000	$107,508,000			2,139,000	2,540
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$13,985,000	$892,000	$17,466,000	$18,358,000	$12,918,000	1960	May 1977	98,000		28 Years
51 Monroe Street	Maryland	$840,000	$10,869,000	$22,095,000	$840,000	$32,964,000	$33,804,000	$23,326,000	1975	Aug 1979	218,000		41 Years
515 King Street	Virginia	$4,102,000	$3,931,000	$5,116,000	$4,102,000	$9,047,000	$13,149,000	$4,323,000	1966	Jul 1992	73,000		50 Years
6110 Executive Boulevard	Maryland	$4,621,000	$11,926,000	$10,447,000	$4,621,000	$22,373,000	$26,994,000	$14,418,000	1971	Jan 1995	199,000		30 Years
1220 19th Street	Washington, DC	$7,803,000	$11,366,000	$6,650,000	$7,802,000	$18,017,000	$25,819,000	$9,156,000	1976	Nov 1995	102,000		30 Years
1600 Wilson Boulevard	Virginia	$6,661,000	$16,742,000	$13,632,000	$6,661,000	$30,374,000	$37,035,000	$13,647,000	1973	Oct 1997	168,000		30 Years
7900 Westpark Drive	Virginia	$12,049,000	$71,825,000	$33,755,000	$12,049,000	$105,580,000	$117,629,000	$51,980,000	1972/'86/'99	Nov 1997	533,000		30 Years
600 Jefferson Plaza	Maryland	$2,296,000	$12,188,000	$5,307,000	$2,296,000	$17,495,000	$19,791,000	$7,594,000	1985	May 1999	113,000		30 Years
1700 Research Boulevard	Maryland	$1,847,000	$11,105,000	$3,378,000	$1,847,000	$14,483,000	$16,330,000	$7,129,000	1982	May 1999	101,000		30 Years
Wayne Plaza	Maryland	$1,564,000	$6,243,000	$7,678,000	$1,564,000	$13,921,000	$15,485,000	$5,853,000	1970	May 2000	94,000		30 Years
Courthouse Square	Virginia	$—	$17,096,000	$4,884,000	$—	$21,980,000	$21,980,000	$8,935,000	1979	Oct 2000	114,000		30 Years
One Central Plaza	Maryland	$5,480,000	$39,107,000	$15,717,000	$5,480,000	$54,824,000	$60,304,000	$21,157,000	1974	Apr 2001	267,000		30 Years
Atrium Building	Maryland	$3,182,000	$11,281,000	$2,844,000	$3,182,000	$14,125,000	$17,307,000	$5,626,000	1980	July 2002	80,000		30 Years
1776 G Street	Washington, DC	$31,500,000	$54,327,000	$4,193,000	$31,500,000	$58,520,000	$90,020,000	$18,549,000	1979	Aug 2003	262,000		30 Years
Dulles Station II (f)	Virginia	$15,001,000	$494,000	$(3,425,000)	$4,130,000	$7,940,000	$12,070,000	$—	n/a	Dec 2005	—		n/a
West Gude (a)	Maryland	$11,580,000	$43,240,000	$5,817,000	$11,580,000	$49,057,000	$60,637,000	$10,659,000	1984/86/88	Aug 2006	275,000		30 Years
6565 Arlington Boulevard	Virginia	$5,584,000	$23,195,000	$4,120,000	$5,584,000	$27,315,000	$32,899,000	$6,215,000	1967	Aug 2006	130,000		30 Years
Monument II	Virginia	$10,244,000	$65,205,000	$3,159,000	$10,244,000	$68,364,000	$78,608,000	$12,801,000	2000	Mar 2007	207,000		30 Years
Woodholme Center	Maryland	$2,194,000	$16,711,000	$1,807,000	$2,194,000	$18,518,000	$20,712,000	$3,315,000	1989	Jun 2007	75,000		30 Years
2000 M Street	Washington, DC	$—	$61,101,000	$7,731,000	$—	$68,832,000	$68,832,000	$10,779,000	1971	Dec 2007	239,000		30 Years
2445 M Street (a)	Washington, DC	$46,887,000	$106,743,000	$2,002,000	$46,887,000	$108,745,000	$155,632,000	$13,033,000	1986	Dec 2008	290,000		30 Years
Quantico Building E	Virginia	$4,518,000	$24,801,000	$63,000	$4,518,000	$24,864,000	$29,382,000	$2,234,000	2007	June 2010	134,000		30 Years
Quantico Building G	Virginia	$4,897,000	$25,376,000	$48,000	$4,897,000	$25,424,000	$30,321,000	$2,373,000	2009	June 2010	136,000		30 Years
1140 Connecticut Avenue, NW	Washington, DC	$25,226,000	$50,495,000	$2,327,000	$25,226,000	$52,822,000	$78,048,000	$2,188,000	1966	Jan 2011	185,000		30 Years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2011			Accumulated Depreciation at December 31, 2011
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
1227 25th Street	Washington, DC	$17,505,000	$21,319,000	$467,000	$17,505,000	$21,786,000	$39,291,000	$874,000	1988	Mar 2011	132,000		30 Years
John Marshall II (a)	Virginia	$13,490,000	$53,024,000	$(41,000)	$13,490,000	$52,983,000	$66,473,000	$646,000	1996	Sep 2011	223,000		30 Years
Braddock Metro	Virginia	$18,817,000	$71,250,000	$112,000	$18,818,000	$71,361,000	$90,179,000	$1,157,000	1985	Sep 2011	345,000		30 Years
		$258,780,000	$844,441,000	$173,868,000	$247,909,000	$1,029,180,000	$1,277,089,000	$270,885,000			4,793,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$4,198,000	$2,563,000	$16,658,000	$19,221,000	$7,339,000	1984	Nov 1998	73,000	30 Years
Woodburn Medical Park II	Virginia	$2,632,000	$17,574,000	$3,960,000	$2,632,000	$21,534,000	$24,166,000	$9,290,000	1988	Nov 1998	96,000	30 Years
8501 Arlington Boulevard (a)	Virginia	$2,071,000	$26,317,000	$914,000	$2,071,000	$27,231,000	$29,302,000	$8,036,000	2000	Oct 2003	92,000	30 Years
8503 Arlington Boulevard (a)	Virginia	$1,598,000	$25,850,000	$881,000	$1,598,000	$26,731,000	$28,329,000	$7,736,000	2001	Oct 2003	89,000	30 Years
8505 Arlington Boulevard (a)	Virginia	$2,819,000	$19,680,000	$612,000	$2,819,000	$20,292,000	$23,111,000	$6,065,000	2002	Oct 2003	75,000	30 Years
Shady Grove Medical II	Maryland	$1,995,000	$16,601,000	$1,361,000	$1,995,000	$17,962,000	$19,957,000	$4,426,000	1999	Aug 2004	66,000	30 Years
8301 Arlington Boulevard	Virginia	$1,251,000	$6,589,000	$1,460,000	$1,251,000	$8,049,000	$9,300,000	$2,259,000	1965	Oct 2004	49,000	30 Years
Alexandria Professional Center	Virginia	$6,783,000	$19,676,000	$4,164,000	$6,783,000	$23,840,000	$30,623,000	$4,896,000	1968	Apr 2006	114,000	30 Years
9707 Medical Center Drive (a)	Maryland	$3,069,000	$11,777,000	$863,000	$3,069,000	$12,640,000	$15,709,000	$2,812,000	1994	Apr 2006	38,000	30 Years
15001 Shady Grove Road	Maryland	$4,094,000	$16,410,000	$1,650,000	$4,094,000	$18,060,000	$22,154,000	$3,903,000	1999	Apr 2006	51,000	30 Years
15005 Shady Grove Road (a)	Maryland	$4,186,000	$17,548,000	$331,000	$4,186,000	$17,879,000	$22,065,000	$3,566,000	2002	Jul 2006	52,000	30 Years
Plumtree Medical Center (a)	Maryland	$1,723,000	$5,749,000	$789,000	$1,723,000	$6,538,000	$8,261,000	$1,474,000	1991	Jun 2006	33,000	30 Years
2440 M Street	Washington, DC	$12,500,000	$37,321,000	$4,514,000	$12,500,000	$41,835,000	$54,335,000	$8,080,000	1986/06	Mar 2007	112,000	30 Years
Woodholme Medical Center (a)	Maryland	$3,744,000	$24,587,000	$1,474,000	$3,744,000	$26,061,000	$29,805,000	$4,815,000	1996	Jun 2007	123,000	30 Years
Ashburn Farm Professional Center (a)	Virginia	$3,770,000	$19,200,000	$1,006,000	$3,770,000	$20,206,000	$23,976,000	$3,570,000	1998/00/02	Jun 2007	75,000	30 Years
CentreMed I & II	Virginia	$2,062,000	$12,506,000	$489,000	$2,062,000	$12,995,000	$15,057,000	$2,201,000	1998	Aug 2007	52,000	30 Years
4661 Kenmore Avenue (f)	Virginia	$3,764,000	$—	$1,994,000	$5,758,000	$—	$5,758,000	$—	n/a	Aug 2007	—	n/a
Sterling Medical Office	Virginia	$970,000	$5,274,000	$887,000	$970,000	$6,161,000	$7,131,000	$1,128,000	1986	May 2008	36,000	30 Years
Lansdowne	Virginia	$1,308,000	$18,778,000	$2,205,000	$1,308,000	$20,983,000	$22,291,000	$1,767,000	2009	Aug 2009	85,000	30 Years
		$62,902,000	$313,897,000	$33,752,000	$64,896,000	$345,655,000	$410,551,000	$83,363,000			1,311,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2011			Accumulated Depreciation at December 31, 2011
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$96,000	$415,000	$1,180,000	$1,595,000	$1,146,000	1962	Jul 1963	51,000		50 Years
Westminster	Maryland	$519,000	$1,775,000	$9,041,000	$519,000	$10,816,000	$11,335,000	$5,801,000	1969	Sep 1972	150,000		37 Years
Concord Centre	Virginia	$413,000	$850,000	$3,399,000	$413,000	$4,249,000	$4,662,000	$2,822,000	1960	Dec 1973	76,000		33 Years
Wheaton Park	Maryland	$796,000	$857,000	$4,247,000	$796,000	$5,104,000	$5,900,000	$3,050,000	1967	Sep 1977	74,000		50 Years
Bradlee	Virginia	$4,152,000	$5,383,000	$8,057,000	$4,152,000	$13,440,000	$17,592,000	$8,796,000	1955	Dec 1984	168,000		40 Years
Chevy Chase Metro Plaza	Washington, DC	$1,549,000	$4,304,000	$4,811,000	$1,549,000	$9,115,000	$10,664,000	$5,344,000	1975	Sep 1985	49,000		50 Years
Montgomery Village Center	Maryland	$11,625,000	$9,105,000	$2,953,000	$11,625,000	$12,058,000	$23,683,000	$4,814,000	1969	Dec 1992	198,000		50 Years
Shoppes of Foxchase	Virginia	$5,838,000	$2,979,000	$13,017,000	$5,838,000	$15,996,000	$21,834,000	$4,239,000	1960	Jun 1994	134,000		50 Years
Frederick County Square	Maryland	$6,561,000	$6,830,000	$2,781,000	$6,561,000	$9,611,000	$16,172,000	$5,552,000	1973	Aug 1995	227,000		30 Years
800 S. Washington Street	Virginia	$2,904,000	$5,489,000	$5,965,000	$2,904,000	$11,454,000	$14,358,000	$3,255,000	1951/'55/'59/'90	Jun 1998	47,000		30 Years
Centre at Hagerstown .	Maryland	$13,029,000	$25,415,000	$1,995,000	$13,029,000	$27,410,000	$40,439,000	$8,800,000	2000	Jun 2002	332,000		30 Years
Frederick Crossing (a)	Maryland	$12,759,000	$35,477,000	$1,675,000	$12,759,000	$37,152,000	$49,911,000	$8,959,000	1999-2003	Mar 2005	295,000		30 Years
Randolph Shopping Center	Maryland	$4,928,000	$13,025,000	$625,000	$4,928,000	$13,650,000	$18,578,000	$2,874,000	1972	May 2006	82,000		30 Years
Montrose Shopping Center	Maryland	$11,612,000	$22,410,000	$2,220,000	$11,612,000	$24,630,000	$36,242,000	$5,080,000	1970	May 2006	145,000		30 Years
Gateway Overlook	Maryland	$28,816,000	$52,249,000	$290,000	$29,394,000	$51,961,000	$81,355,000	$2,862,000	2007	Dec 2010	223,000		30 Years
Olney Village Center (a)	Maryland	$15,842,000	$39,133,000	$178,000	$15,842,000	$39,311,000	$55,153,000	$582,000	1979	Aug 2011	198,000		30 Years
		$121,758,000	$226,365,000	$61,350,000	$122,336,000	$287,137,000	$409,473,000	$73,976,000			2,449,000

Total	$514,396,000	1,470,262,000	$465,214,000	$509,409,000	$1,940,463,000	$2,449,872,000	$535,732,000	10,692,000	2,540

a) At December 31, 2011, our properties were encumbered by non-recourse mortgage amounts as follows: $35,399,000 on 3801 Connecticut Avenue, $16,531,000 on Walker House, $29,099,000 on Bethesda Hill, $36,097,000 on The Kenmore, $30,761,000 on West Gude Drive,$95,593,000 on 2445 M Street, $53,936,000 on John Marshall II, $42,997,000 on Prosperity Medical Center, $4,780,000 on 9707 Medical Center Drive, $7,974,000 on 15005 Shady Grove Road, $4,419,000 on Plum Tree Medical Center, $19,954,000 on Woodholme Medical Center, $4,597,000 on Ashburn Farm, $21,700,000 on Frederick Crossing, and $23,873,000 on Olney Village Center.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2011, total land, buildings and improvements are carried at $2,148,544,000 for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2011, WRIT had land held for development in Herndon, VA (Dulles Station, Phase II). WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future medical office development. Additionally, WRIT had investments in various smaller development or redevelopment projects. The total land value not yet placed in service of these development projects at December 31, 2011 was $9.4 million. $0.5 million of Dulles Station, Phase II land was placed into service upon the completion of a portion of the parking garage structure.

g) As of December 31, 2011, WRIT had under development via joint venture arrangements, a mid-rise multifamily property in Arlington, Virginia (650 North Glebe) and a high-rise multifamily property in Alexandria, Virginia (1219 First Street). The total land value not yet placed into service of these development projects via joint venture arrangements at December 31, 2011 was $27.8 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)
The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009:

(In Thousands)	2011	2010	2009
Real estate assets
Balance, beginning of period	$2,443,127	$2,341,461	$2,326,646
Additions - property acquisitions*	352,658	140,584	20,086
- improvements*	36,386	28,196	30,399
Deductions - impairment write-down	(16,416)	—	—
Deductions - write-off of disposed assets	(1,648)	(866)	(2,451)
Deductions - property sales	(364,235)	(66,248)	(33,219)
Balance, end of period	$2,449,872	$2,443,127	$2,341,461
Accumulated depreciation
Balance, beginning of period	$538,786	$475,245	$406,241
Additions - depreciation	84,167	83,302	82,022
Deductions - impairment write-down	(1,291)	—	—
Deductions - write-off of disposed assets	(1,648)	(866)	(2,451)
Deductions - property sales	(84,282)	(18,895)	(10,567)
Balance, end of period	$535,732	$538,786	$475,245

* Includes non-cash accruals for capital items and assumed mortgages.