Form 10-Q
period 2012-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2012-05-07
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of May 2, 2012, 66,318,150 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2011 included in WRIT’s 2011 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Land	$472,196	$472,196
Income producing property	1,947,630	1,934,587
	2,419,826	2,406,783
Accumulated depreciation and amortization	(556,833)	(535,732)
Net income producing property	1,862,993	1,871,051
Development in progress	44,236	43,089
Total real estate held for investment, net	1,907,229	1,914,140
Cash and cash equivalents	17,809	12,765
Restricted cash	21,922	19,424
Rents and other receivables, net of allowance for doubtful accounts of $9,653 and $8,921, respectively	54,727	53,828
Prepaid expenses and other assets	114,859	120,601
Total assets	$2,116,546	$2,120,758
Liabilities
Notes payable	$657,562	$657,470
Mortgage notes payable	426,485	427,710
Lines of credit	109,000	99,000
Accounts payable and other liabilities	57,766	51,145
Advance rents	15,065	13,739
Tenant security deposits	8,949	8,862
Total liabilities	1,274,827	1,257,926
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,310 and 66,265 shares issued and 66,309 and 66,265 shares outstanding at March 31, 2012 and December 31, 2011, respectively	662	662
Additional paid in capital	1,141,062	1,138,478
Distributions in excess of net income	(303,815)	(280,096)
Total shareholders’ equity	837,909	859,044
Noncontrolling interests in subsidiaries	3,810	3,788
Total equity	841,719	862,832
Total liabilities and shareholders’ equity	$2,116,546	$2,120,758

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue
Real estate rental revenue	$76,499	$69,204
Expenses
Real estate expenses	26,013	23,253
Depreciation and amortization	25,994	21,894
General and administrative	3,606	3,702
	55,613	48,849
Real estate operating income	20,886	20,355
Other income (expense)
Interest expense	(15,895)	(16,893)
Other income	244	306
Acquisition costs	(54)	(1,649)
	(15,705)	(18,236)
Income from continuing operations	5,181	2,119
Discontinued operations:
Income from operations of properties sold or held for sale	—	2,569
Net income	5,181	4,688
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(23)
Net income attributable to the controlling interests	$5,181	$4,665
Basic net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.08	$0.03
Discontinued operations	—	0.04
Net income attributable to the controlling interests per share	$0.08	$0.07
Diluted net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.08	$0.03
Discontinued operations	—	0.04
Net income attributable to the controlling interests per share	$0.08	$0.07
Weighted average shares outstanding – basic	66,194	65,885
Weighted average shares outstanding – diluted	66,328	65,907
Dividends declared per share	$0.4338	$0.4338

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net income	$5,181	$4,688
Other comprehensive income:
Change in fair value of interest rate hedge	—	412
Comprehensive income	5,181	5,100
Less: Net income attributable to noncontrolling interests	—	(23)
Comprehensive income attributable to the controlling interests	$5,181	$5,077

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$859,044	$3,788	$862,832
Net income attributable to the controlling interests	—	—	—	5,181	5,181	—	5,181
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interest	—	—	—	—	—	29	29
Dividends	—	—	—	(28,900)	(28,900)	—	(28,900)
Shares issued under Dividend Reinvestment Program	44	—	1,242	—	1,242	—	1,242
Share options exercised	—	—	23	—	23	—	23
Share grants, net of share grant amortization and forfeitures	—	—	1,319	—	1,319	—	1,319
Balance, March 31, 2012	66,309	$662	$1,141,062	$(303,815)	$837,909	$3,810	$841,719

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$5,181	$4,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	25,994	25,249
Provision for losses on accounts receivable	1,098	1,341
Real estate impairment	—	599
Amortization of share grants, net	1,429	1,270
Amortization of debt premiums, discounts and related financing costs	968	785
Changes in operating other assets	(3,953)	(10,392)
Changes in operating other liabilities	4,842	9,021
Net cash provided by operating activities	35,559	32,561
Cash flows from investing activities
Real estate acquisitions, net	—	(126,947)
Capital improvements to real estate	(10,459)	(3,690)
Development in progress	(780)	(33)
Non-real estate capital improvements	(210)	(105)
Net cash used in investing activities	(11,449)	(130,775)
Cash flows from financing activities
Line of credit borrowings	20,000	78,000
Line of credit repayments	(10,000)	(18,000)
Dividends paid	(28,900)	(28,590)
Net contributions from (distributions to) noncontrolling interests	22	(25)
Proceeds from dividend reinvestment program	1,242	1,367
Principal payments – mortgage notes payable	(1,453)	(1,005)
Net proceeds from exercise of share options	23	180
Net cash provided by and (used in) financing activities	(19,066)	31,927
Net increase (decrease) in cash and cash equivalents	5,044	(66,287)
Cash and cash equivalents at beginning of year	12,765	78,767
Cash and cash equivalents at end of period	$17,809	$12,480
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,215	$12,062

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Significant Accounting Policies
We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on
Form 10-K for the year ended December 31, 2011.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2011-04, Fair Value Measurement, which requires new disclosures about fair value measurements. Specifically, additional disclosures are required regarding significant unobservable inputs used for Level 3 fair value measurements, a company's valuation process, transfers between Levels 1 and 2, and hierarchy classifications for items whose fair value is not recorded on the balance sheet, but disclosed in the notes. For WRIT, the primary impact of this ASU was to require disclosure of the hierarchy classifications (Level 1, 2 or 3) for our disclosures of the fair values of financial instruments in our notes to the consolidated financial statements. We adopted this ASU on January 1, 2012.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders' equity. This ASU is effective for fiscal years (including interim periods) beginning after December 15, 2011. We adopted this ASU on January 1, 2012 with the presentation of a separate statement of comprehensive income.

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
We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Within these notes to the financial statements, we refer to the three months ended March 31, 2012 and March 31, 2011 as the

“2012 Quarter” and the “2011 Quarter”, respectively.
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
NOTE 3: REAL ESTATE

Variable Interest Entities
On June 15, 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $45.0 million, with approximately 70% of the project financed with debt. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property.

On November 23, 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1219 First Street in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property.

We have determined that the 650 North Glebe Road and 1219 First Street joint ventures are variable interest entities (“VIE's”) primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs will be financed through debt. We have also determined that WRIT is the primary beneficiary of each VIE due to the fact that WRIT is providing 90% to 95% of the equity contributions and will manage each property after stabilization.

We include the joint venture land acquisitions on our consolidated balance sheets in held for development. As of March 31, 2012 and December 31, 2011, the land and capitalized development costs are as follows (in millions):

	March 31, 2012	December 31, 2011
650 North Glebe	$13.7	$13.4
1219 First Street	$15.1	$14.4
Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by GAAP. Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as sold or held for sale as of March 31, 2012.
We sold or classified as held for sale the following properties during 2011:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (In millions)
Various (1)	Industrial Portfolio(1)	Industrial/Office	3,092,000	$350.9
April 5, 2011	Dulles Station, Phase I	Office	180,000	58.8
		Total 2011	3,272,000	$409.7

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point). On September 2, 2011 we closed on the sale of industrial properties (8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road) and two office properties (Crescent and Albemarle Point). On October 3, 2011, we closed on the sale of Northern Virginia Industrial Park II. On November 2, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Revenues	$—	$10,083
Property expenses	—	(3,327)
Real estate impairment	—	(599)
Depreciation and amortization	—	(3,355)
Interest expense	—	(233)
Income from operations of properties sold or held for sale	$—	$2,569
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(23)
Income from operations of properties sold or held for sale attributable to the controlling interests	$—	$2,546

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarter Ended March 31,
Property	Segment	2012	2011
Industrial Portfolio	Industrial/Office	$—	$3,027
Dulles Station, Phase I	Office	—	(458)
		$—	$2,569

The operating loss for Dulles Station I for the 2011 Quarter includes a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on its contract sales price.
NOTE 4: UNSECURED LINES OF CREDIT PAYABLE
As of March 31, 2012, we maintained a $75.0 million unsecured line of credit (“Credit Facility No. 1”) maturing in June 2012 and a $400.0 million unsecured line of credit (“Credit Facility No. 2”) maturing in July 2014.
The amounts of these lines of credit unused and available at March 31, 2012 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$75.0	$400.0
Borrowings outstanding	(74.0)	(35.0)
Letters of credit issued	(0.8)	—
Unused and available	$0.2	$365.0

We executed borrowings and repayments on the unsecured lines of credit during the 2012 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2011	$74.0	$25.0
Borrowings	—	20.0
Repayments	—	(10.0)
Balance at March 31, 2012	$74.0	$35.0

NOTE 5: STOCK BASED COMPENSATION
WRIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that provide for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards, was as follows (in millions):

	Quarter Ended March 31,
	2012	2011
Stock-based compensation expense	$1.4	$1.3

Restricted Share Awards
The total fair values of share grants vested during the 2012 and 2011 Quarters are $0.3 million and $0.3 million, respectively. The total unvested restricted share awards at March 31, 2012 was 319,392 shares, which had a weighted average grant date fair value of $28.40 per share.
As of March 31, 2012, the total compensation cost related to non-vested restricted share awards was $5.1 million, which we expect to recognize as compensation expense over a weighted average period of 25 months.
NOTE 6: FAIR VALUE DISCLOSURES
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
Level 3: Significant Unobservable Inputs
The only assets or liabilities we had at March 31, 2012 and December 31, 2011 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this item on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair value of these assets at March 31, 2012 and December 31, 2011 is as follows (in millions):

	March 31, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2.1	$—	$2.1	$—	$1.7	$—	$1.7	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2012 may differ significantly from the amounts presented.
Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2012.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days,

which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).
Notes Receivable
We acquired a note receivable ("2445 M Street note") in 2008 with the purchase of 2445 M Street. We estimate the fair value of the 2445 M Street note based on quotes for debt with similar terms and characteristics (Level 2 inputs) or a discounted cash flow methodology using market discount rates (Level 3 inputs) if reliable quotes are not available. We estimated the fair value as of March 31, 2012 with a discounted cash methodology using market discount rates.
Debt
Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$17,809	$17,809	$12,765	$12,765
Restricted cash	$21,922	$21,922	$19,424	$19,424
2445 M Street note receivable	$7,111	$7,633	$6,975	$7,721
Mortgage notes payable	$426,485	$459,766	$427,710	$463,238
Lines of credit payable	$109,000	$109,000	$99,000	$99,000
Notes payable	$657,562	$694,327	$657,470	$713,797
NOTE 7: EARNINGS PER COMMON SHARE
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
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our incentive share awards with performance or market conditions under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The 3.875% convertible notes, which were repaid in full during the third quarter of 2011, were anti-dilutive for the reporting periods during which they were outstanding.

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$5,181	$2,119
Allocation of undistributed earnings to unvested restricted share awards	(188)	(21)
Adjusted income from continuing operations attributable to the controlling interests	4,993	2,098
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	2,569
Net income attributable to noncontrolling interests	—	(23)
Allocation of undistributed earnings to unvested restricted share awards	—	(25)
Adjusted income from discontinuing operations attributable to the controlling interests	—	2,521
Adjusted net income attributable to the controlling interests	$4,993	$4,619
Denominator:
Weighted average shares outstanding – basic	66,194	65,885
Effect of dilutive securities:
Operating partnership units	117	—
Employee stock options and restricted share awards	17	22
Weighted average shares outstanding – diluted	66,328	65,907
Earnings per common share, basic:
Continuing operations	$0.08	$0.03
Discontinued operations	$—	$0.04
	$0.08	$0.07
Earnings per common share, diluted:
Continuing operations	$0.08	$0.03
Discontinued operations	$—	$0.04
	$0.08	$0.07
NOTE 8: SEGMENT INFORMATION
We have four reportable segments: office, medical office, retail and multifamily. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area.
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

The following tables present revenues and net operating income for the 2012 and 2011 Quarters from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended March 31, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,629	$11,428	$13,446	$12,996	$—	$76,499
Real estate expenses	13,894	3,744	3,444	4,931	—	26,013
Net operating income	$24,735	$7,684	$10,002	$8,065	$—	$50,486
Depreciation and amortization						(25,994)
General and administrative						(3,606)
Interest expense						(15,895)
Other income						244
Acquisition costs						(54)
Net income						5,181
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$5,181
Capital expenditures	$7,740	$1,473	$260	$986	$210	$10,669
Total assets	$1,113,521	$346,145	$362,307	$246,730	$47,843	$2,116,546

	Quarter Ended March 31, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$33,433	$11,131	$12,147	$12,493	$—	$—	$69,204
Real estate expenses	11,214	3,669	3,542	4,828	—	—	23,253
Net operating income	$22,219	$7,462	$8,605	$7,665	$—	$—	$45,951
Depreciation and amortization							(21,894)
General and administrative							(3,702)
Interest expense							(16,893)
Acquisition costs							(1,649)
Other income							306
Discontinued operations:
Income from discontinued operations							2,569
Net income							4,688
Less: Net income attributable to noncontrolling interests							(23)
Net income attributable to the controlling interests							$4,665
Capital expenditures	$2,466	$669	$441	$(125)	$239	$105	$3,795
Total assets	$1,056,647	$351,939	$310,795	$225,776	$224,923	$46,132	$2,216,212

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012.
We refer to the three months ended March 31, 2012 and March 31, 2011 as the “2012 Quarter” and the “2011 Quarter”, respectively.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effects of changes in Federal government spending; (b) the economic health of the greater Washington metro region, or other markets we may enter; (c) the timing and pricing of lease transactions; (d) the effect of the recent credit and financial market conditions; (e) the availability and cost of capital; (f) fluctuations in interest rates; (g) the economic health of our tenants; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2012 Quarter to the 2011 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2012, we owned a diversified portfolio of 71 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 71 properties consisted of 26 office properties, 18 medical office properties, 16 retail centers and 11 multifamily properties.
Operating Results
Our results of operations were as follows (in thousands):

	2012 Quarter	2011 Quarter	$ Change	% Change
Real estate rental revenue	$76,499	$69,204	$7,295	10.5%
NOI (1)	$50,486	$45,951	$4,535	9.9%
Net income attributable to the controlling interests	$5,181	$4,665	$516	11.1%
FFO (2)	$31,175	$30,513	$662	2.2%

(1) See page 21 of the MD&A for reconciliations of NOI to net income.
(2) See page 30 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to acquisitions made during 2011. NOI for the same-store portfolio decreased by $0.5 million primarily due to lower occupancy in the office and medical office segments. The lower occupancy reflects continued difficulties in leasing vacant commercial space. For the Washington metro region, overall office vacancy was 12.5% for the 2012 Quarter, up from 12.0% one year ago, according to Delta Associates/Transwestern Commercial Services ("Delta"). We expect real estate market conditions to remain challenging for the remainder of 2012, as, according to Delta, uncertainty over the Federal budget and the broader economic climate is causing hesitancy among tenants and dampening leasing activity.
Capital Requirements
As of March 31, 2012, our unsecured lines of credit had $109.0 million in borrowings outstanding and $0.8 million in letters of credit issued, leaving a remaining borrowing capacity of $365.2 million. Credit Facility No. 1, our $75.0 million unsecured credit facility, matures in June 2012. We currently expect to negotiate a replacement facility in the same or greater amount than the expiring facility. While we anticipate that the interest rate and facility fee of the replacement facility will be higher than the current facility, we do not expect the new terms to have a material adverse effect on our financial results.
Subsequent to the end of the 2012 Quarter, we repaid our $50.0 million of 5.05% unsecured notes on their maturity date of May 1, 2012 using borrowings on our unsecured lines of credit. We have $21.6 million of mortgage notes payable that mature during the remainder of 2012, which we currently expect to pay with some combination of proceeds from new debt, property sales and equity issuances.
Significant Transactions
We summarize below our significant transactions during the 2012 and 2011 Quarters:
2012 Quarter

•
The execution of new leases for 0.2 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 8.6% over expiring leases.

2011 Quarter

•	The acquisition of two office buildings for $127.3 million, adding approximately 314,000 square feet. We incurred $1.6 million in acquisition costs related to these purchase transactions.

•
The execution of new leases for 0.3 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 2.8% from expiring leases.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2012 and 2011 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

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
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Minimum base rent	$67,240	$61,523	$5,717	9.3%
Recoveries from tenants	6,982	6,179	803	13.0%
Provisions for doubtful accounts	(1,074)	(1,424)	350	(24.6)%
Lease termination fees	284	68	216	317.6%
Parking and other tenant charges	3,067	2,858	209	7.3%
	$76,499	$69,204	$7,295	10.5%

Minimum Base Rent: Minimum base rent increased by $5.7 million in the 2012 Quarter primarily due to acquisitions.
Recoveries from Tenants: Recoveries from tenants increased by $0.8 million in the 2012 Quarter primarily due to acquisitions ($1.1 million), partially offset by a $0.3 million decrease from same-store properties. The same-store decrease was primarily due to lower utilities reimbursements caused by lower occupancy and mild weather.
Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.4 million in the 2012 Quarter due to lower provisions in the medical office ($0.3 million) and office ($0.1 million) segments.
Lease Termination Fees: Lease termination fees increased by $0.2 million in the 2012 Quarter, primarily in the office segment.
Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.2 million in the 2012 Quarter primarily due to acquisitions.

A summary of occupancy for properties classified as continuing operations by segment follows:

	As of March 31,
	2012	2011	Change
Office	86.3%	89.1%	(2.8)%
Medical Office	87.1%	88.3%	(1.2)%
Retail	92.9%	92.0%	0.9%
Multifamily	95.2%	95.3%	(0.1)%
Total	89.7%	91.0%	(1.3)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the NOI section.

Real Estate Expenses
Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Property operating expenses	$18,178	$16,518	$1,660	10.0%
Real estate taxes	7,835	6,735	1,100	16.3%
	$26,013	$23,253	$2,760	11.9%

Real estate expenses as a percentage of revenue were 34.0% and 33.6% for the 2012 and 2011 Quarters, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.7 million in the 2012 Quarter primarily due to properties acquired in 2011 ($1.6 million), as well as higher administrative expenses ($0.6 million), higher property taxes ($0.3 million) and lower recoveries of bad debt ($0.3 million) at same-store properties. These were partially offset by lower snow removal costs ($0.7 million) and utilities expense ($0.6 million) at same-store properties due to mild weather and lower electricity rates.
Real Estate Taxes: Real estate taxes increased by $1.1 million in the 2012 Quarter primarily due to acquisitions.

Other Operating Expenses
Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Depreciation and amortization	$25,994	$21,894	$4,100	18.7%
Interest expense	15,895	16,893	(998)	(5.9)%
Acquisition costs	54	1,649	(1,595)	(96.7)%
General and administrative	3,606	3,702	(96)	(2.6)%
	$45,549	$44,138	$1,411	3.2%

Depreciation and Amortization: Depreciation and amortization expense increased by $4.1 million in the 2012 Quarter primarily due to acquisitions.
Interest Expense: A summary of interest expense by debt type for the 2012 and 2011 Quarters appears below (in millions, except percentage amounts):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Notes payable	9.0	10.5	(1.5)	(14.3)%
Mortgages	6.5	5.6	0.9	16.1%
Lines of credit/short-term note payable	0.8	0.9	(0.1)	(11.1)%
Capitalized interest	(0.4)	(0.1)	(0.3)	300.0%
Total	$15.9	$16.9	$(1.0)	(5.9)%

Acquisition Costs: Acquisition costs decreased by $1.6 million due to the acquisitions of 1140 Connecticut Avenue and 1227 25th Street during the 2011 Quarter.
General and Administrative Expense: General and administrative expense decreased by $0.1 million in the 2012 Quarter primarily due to higher incentive compensation expense ($0.3 million), partially offset by lower legal expenses ($0.1 million).

Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

Properties we sold during 2011 are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (In millions)
Various	Industrial Portfolio(1)	Office/Industrial	3,092,000	$350.9
April 5, 2011	Dulles Station, Phase I	Office	180,000	$58.8
		2011 Total	3,272,000	$409.7

(1)
The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point). On September 2, 2011 we closed on the sale of industrial properties (8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road) and two office properties (Crescent and Albemarle Point). On October 3, 2011, we closed on the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Revenues	$—	$10,083	$(10,083)	(100.0)%
Property expenses	—	(3,327)	3,327	(100.0)%
Real estate impairment	—	(599)	599	(100.0)%
Depreciation and amortization	—	(3,355)	3,355	(100.0)%
Interest expense	—	(233)	233	(100.0)%
Total	$—	$2,569	$(2,569)	(100.0)%
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

2012 Quarter Compared to 2011 Quarter
The following tables of selected operating data provide the basis for our discussion of NOI in the 2012 Quarter compared to the 2011 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended March 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$67,073	$67,246	$(173)	(0.3)%
Non-same-store (1)	9,426	1,958	7,468	381.4%
Total real estate rental revenue	$76,499	$69,204	$7,295	10.5%
Real Estate Expenses
Same-store	$22,650	$22,348	$302	1.4%
Non-same-store (1)	3,363	905	2,458	271.6%
Total real estate expenses	$26,013	$23,253	$2,760	11.9%
NOI
Same-store	$44,423	$44,898	$(475)	(1.1)%
Non-same-store (1)	6,063	1,053	5,010	475.8%
Total NOI	$50,486	$45,951	$4,535	9.9%
Reconciliation to Net Income
NOI	$50,486	$45,951
Depreciation and amortization	(25,994)	(21,894)
General and administrative expenses	(3,606)	(3,702)
Interest expense	(15,895)	(16,893)
Other income	244	306
Acquisition costs	(54)	(1,649)
Discontinued operations:
Income (loss) from operations of properties sold or held for sale (2)	—	2,569
Net income	5,181	4,688
Less: Net income attributable to noncontrolling interests	—	(23)
Net income attributable to the controlling interests	$5,181	$4,665

Occupancy	2012	2011
Same-store	90.1%	91.8%
Non-same-store (1)	86.1%	71.7%
Total	89.7%	91.0%

(1)Non-same-store properties include:
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2009 Medical Office acquisition – Lansdowne Medical Office Building
(2)Discontinued operations include gains on disposals and income from operations for:
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio
Real estate rental revenue from same-store properties decreased by $0.2 million in the 2012 Quarter primarily due to lower occupancy ($0.7 million) and lower reimbursements of operating expenses ($0.5 million), partially offset by higher rental rates ($0.9 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2012 Quarter as higher administrative expenses

($0.6 million), lower recoveries of bad debt ($0.3 million) and higher real estate taxes ($0.3 million) were partially offset by lower utilities ($0.6 million) caused by mild weather and lower electricity rates and lower common area maintenance expenses ($0.4 million).
The decrease in same-store occupancy was the result of difficulties in leasing vacant space in the office and medical office segments. The increase in non-same-store occupancy reflects the acquisitions made during 2011. During the 2012 Quarter, 66.9% of the commercial square footage expiring was renewed as compared to 85.0% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 217,979 commercial square feet at an average rental rate of $30.29 per square foot, an increase of 8.6%, with average tenant improvements and leasing costs of $31.64 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Quarter Ended March 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$30,781	$31,583	$(802)	(2.5)%
Non-same-store (1)	7,848	1,850	5,998
Total real estate rental revenue	$38,629	$33,433	$5,196	15.5%
Real Estate Expenses
Same-store	$11,003	$10,460	$543	5.2%
Non-same-store (1)	2,891	754	2,137
Total real estate expenses	$13,894	$11,214	$2,680	23.9%
NOI
Same-store	$19,778	$21,123	$(1,345)	(6.4)%
Non-same-store (1)	4,957	1,096	3,861
Total NOI	$24,735	$22,219	$2,516	11.3%

Occupancy	2012	2011
Same-store	85.9%	89.3%
Non-same-store (1)	88.1%	87.5%
Total	86.3%	89.1%

(1)	Non-same-store properties include:
2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $0.8 million in the 2012 Quarter primarily due to lower occupancy ($0.7 million) and lower reimbursements for operating expenses ($0.2 million).
Real estate expenses from same-store properties increased by $0.5 million primarily due to lower recoveries of bad debt ($0.3 million), higher real estate taxes ($0.3 million) and higher administrative costs ($0.2 million), partially offset by lower utilities ($0.4 million).
The decrease in same-store occupancy was primarily due to lower occupancy at 7900 Westpark Drive, West Gude Drive and 6110 Executive Boulevard. The non-same-store occupancy of 88.1% reflects high occupancy at Braddock Metro Center and John Marshall II, partially offset by 1227 25th Street and 1140 Connecticut Avenue, which were 71.9% and 77.6% occupied at the end of the 2012 Quarter, respectively. During the 2012 Quarter, 57.0% of the square footage that expired was renewed compared to 33.8% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases for 136,234 square feet of office space at an average rental rate of $31.87 per square foot, an increase of 10.0%, with average tenant improvements and leasing costs of $38.92 per square foot.

Medical Office Segment:

	Quarter Ended March 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,198	$11,023	$175	1.6%
Non-same-store (1)	230	108	122	113.0%
Total real estate rental revenue	$11,428	$11,131	$297	2.7%
Real Estate Expenses
Same-store	$3,580	$3,518	$62	1.8%
Non-same-store (1)	164	151	13	8.6%
Total real estate expenses	$3,744	$3,669	$75	2.0%
NOI
Same-store	$7,618	$7,505	$113	1.5%
Non-same-store (1)	66	(43)	109	(253.5)%
Total NOI	$7,684	$7,462	$222	3.0%

Occupancy	2012	2011
Same-store	90.7%	93.5%
Non-same-store (1)	35.9%	14.7%
Total	87.1%	88.3%

(1)	Non-same-store properties include:
2009 acquisition – Lansdowne Medical Office Building
Real estate rental revenue from same-store properties increased by $0.2 million in 2012 Quarter due to lower reserves for uncollectible revenue ($0.3 million) and higher rental rates ($0.2 million), partially offset by lower reimbursements for operating expenses ($0.2 million) and lower occupancy ($0.1 million).
Real estate expenses from same-store properties slightly increased in the 2012 Quarter.
The decrease in same-store occupancy was driven by lower occupancy at Woodholme Medical Center, 8503 Arlington Boulevard and Shady Grove Medical Center II. The increase in non-same-store occupancy to 35.9% in the 2012 Quarter reflects the continued lease-up of Lansdowne Medical Office Building, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2012 Quarter, 66.3% of the square footage that expired was renewed compared to 84.3% in the 2011 Quarter. During the 2012 Quarter, we executed new leases (excluding first generation leases) for 69,171 square feet of medical office space at an average rental rate of $29.94, an increase of 5.8%, with average tenant improvements and leasing costs of $22.94 per square foot.

Retail Segment:

	Quarter Ended March 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$12,098	$12,147	$(49)	(0.4)%
Non-same-store (1)	1,348	—	1,348
Total real estate rental revenue	$13,446	$12,147	$1,299	10.7%
Real Estate Expenses
Same-store	$3,136	$3,542	$(406)	(11.5)%
Non-same-store (1)	308	—	308
Total real estate expenses	$3,444	$3,542	$(98)	(2.8)%
NOI
Same-store	$8,962	$8,605	$357	4.1%
Non-same-store (1)	1,040	—	1,040
Total NOI	$10,002	$8,605	$1,397	16.2%

Occupancy	2012	2011
Same-store	92.4%	92.0%
Non-same-store (1)	98.7%	-
Total	92.9%	92.0%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
2010 acquisition – Gateway Overlook
Real estate rental revenue from same-store properties slightly decreased in the 2012 Quarter as lower reimbursements for operating expenses ($0.2 million) and higher reserves for uncollectible revenue ($0.1 million) were offset by higher occupancy ($0.2 million) and rental rates ($0.1 million).
Real estate expenses from same-store properties decreased by $0.4 million in the 2012 Quarter primarily due to lower snow removal costs attributable to milder weather.
The increase in same-store occupancy was driven by higher occupancy at Montrose Shopping Center and Wheaton Park, partially offset by lower occupancy at the Centre at Hagerstown. The non-same-store occupancy of 98.7% reflects the acquisitions of Olney Village Center and Gateway Overlook. During the 2012 Quarter, 91.0% of the square footage that expired was renewed compared to 99.6% in the 2011 Quarter. During the 2012 Quarter, we executed new leases for 12,574 square feet of retail space at an average rental rate of $15.13, an increase of 7.1%, with average tenant improvements and leasing costs of $0.73 per square foot.

Multifamily Segment:

	Quarter Ended March 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Total	$12,996	$12,493	$503	4.0%
Real Estate Expenses
Total	$4,931	$4,828	$103	2.1%
NOI
Total	$8,065	$7,665	$400	5.2%

Occupancy	2012	2011
Total	95.2%	95.3%

Real estate rental revenue increased by $0.5 million in the 2012 Quarter due primarily to higher rental rates ($0.5 million) and lower reserves for uncollectible revenue ($0.1 million), partially offset by lower occupancy ($0.1 million).
Real estate expenses increased by $0.1 million in the 2012 Quarter primarily due to higher property administration costs ($0.2 million), partially offset by lower utilities expense ($0.1 million) due to milder weather.
The decrease in occupancy was driven by lower occupancy at Roosevelt Towers, 3801 Connecticut Avenue and the Kenmore, partially offset by higher occupancy at Munson Hill Towers, Walker House Apartments and Bennett Park.

Liquidity and Capital Resources
Capital Structure
During the remainder of 2012, we expect that we will have the following capital requirements. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Capital to refinance the $21.6 million of remaining 2012 maturities on our mortgage notes payable;

•	Capital to refinance our $75.0 million unsecured line of credit which expires in 2012;

•
Approximately $45.0 - $60.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $12.9 million to invest in our development projects;

•	Funding to cover any costs related to property acquisitions; and

•	Funding for potential property acquisitions throughout the remainder of 2012, with a portion expected to be offset by proceeds from potential property dispositions.
Debt Financing
Our total debt at March 31, 2012 and December 31, 2011 is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Fixed rate mortgages	$426,485	$427,710
Unsecured credit facilities	109,000	99,000
Unsecured notes payable	657,562	657,470
	$1,193,047	$1,184,180
Mortgage Debt
At March 31, 2012, our $426.5 million in fixed rate mortgages, which includes a net $4.2 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.4 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a $75.0 million unsecured credit facility set to expire in June 2012. We had $74.0 million outstanding and $0.8 million in letters of credit issued as of March 31, 2012, related to Credit Facility No. 1. Borrowings under the facility bear interest at our option of LIBOR plus a spread based on the credit rating on our publicly issued debt or the higher of SunTrust Bank’s prime rate and the Federal Funds Rate in effect plus 0.5%. The interest rate spread is currently 42.5 basis points. All outstanding advances are due and payable upon maturity in June 2012. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.15% per annum of the $75.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
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
Credit Facility No. 2 is a $400.0 million unsecured credit facility expiring in July 2014. We had $35.0 million outstanding as of March 31, 2012, related to Credit Facility No. 2. Subsequent to the end of the quarter, we executed additional net borrowings of $45.0 million, primarily to repay our $50.0 million of 5.05% unsecured notes on their maturity date of May 1, 2012. Advances under this agreement bear interest at our option of LIBOR plus a spread based on the credit rating of our publicly issued debt or the higher of Wells Fargo Bank’s prime rate and the Federal Funds Rate in effect on that day plus 1.0%. The interest rate spread is currently 122.5 basis points. Interest only payments are due and payable generally on a monthly basis. Credit Facility No. 2 requires us to pay the lender a facility fee on the total commitment of 0.225% per annum. These fees are payable quarterly. All outstanding advances are due and payable upon maturity in July 2014 with a one-year extension option.

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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2012, we were in compliance with our loan covenants.
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
Our unsecured notes have maturities ranging from May 2012 through February 2028, as follows (in thousands):

March 31, 2012
Note Principal
5.05% notes due 2012 (1)	$50,000
5.125% notes due 2013	60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
7.25% notes due 2028	50,000
$660,000
(1) We repaid our $50.0 million of 5.05% unsecured notes on their maturity date of May 1, 2012 using borrowings on our unsecured lines of credit.
Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2012, we were in compliance with our unsecured notes covenants.
We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.3 million shares were outstanding at March 31, 2012.
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2012 Quarter, we issued 43,367 common shares at a weighted average price of $29.74 per share, raising $1.2 million in net proceeds.
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
The table below details our dividend and distribution payments for the 2012 and 2011 Quarters (in thousands).

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Common dividends	$28,900	$28,590	$310	1.1%
Distributions to noncontrolling interests	7	25	(18)	(72.0)%
	$28,907	$28,615	$292	1.0%

Dividends paid for the 2012 Quarter as compared to the 2011 Quarter increased due primarily to the issuance of 0.2 million common shares under our dividend reinvestment program during 2011.
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.
Historical Cash Flows
Consolidated cash flow information is summarized as follows (in millions):

	Quarter Ended March 31,
			Change
	2012	2011	$	%
Net cash provided by (used in) operating activities	$35.6	$32.6	$3.0	9.2%
Net cash provided by (used in) investing activities	$(11.4)	$(130.8)	$119.4	(91.3)%
Net cash provided by (used in) financing activities	$(19.1)	$31.9	$(51.0)	(159.9)%

Our operating activities generated $35.6 million of net cash in the 2012 Quarter, an increase from $32.6 million in the 2011 Quarter that is primarily attributable the acquisitions made during 2011 and lower acquisition costs.
Our investing activities used net cash of $11.4 million in the 2012 Quarter compared to $130.8 million in the 2011 Quarter. The decrease in cash used by investing activities is primarily due to the acquisitions of 1140 Connecticut Avenue and 1227 25th Street during the 2011 Quarter, partially offset by an increase in capital expenditures during the 2012 Quarter.
Our financing activities used net cash of $19.1 million in the 2012 Quarter as compared to net cash provided of $31.9 million in the 2011 Quarter. The decrease in cash provided by financing activities is primarily due to net borrowings of $10.0 million from our lines of credit during the 2012 Quarter, compared to $60.0 million in net borrowings during the 2011 Quarter used to partially finance our property acquisitions.

Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended March 31,
	2012	2011
Earnings to fixed charges	1.29x	1.12x
Debt service coverage	2.73x	2.64x

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarter Ended March 31,
	2012	2011
Net income attributable to the controlling interests	$5,181	$4,665
Adjustments:
Depreciation and amortization	25,994	21,894
Discontinued operations:
Depreciation and amortization	—	3,355
Real estate impairment	—	599
FFO as defined by NAREIT	$31,175	$30,513
Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012.

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
As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our 2011 Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.38*	Short Term Incentive Plan, effective January 1, 2012					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: May 7, 2012