Form 10-Q
period 2012-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2012-08-08
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of August 3, 2012, 66,321,492 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2011 included in WRIT’s 2011 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Land	$489,950	$472,196
Income producing property	1,988,331	1,934,587
	2,478,281	2,406,783
Accumulated depreciation and amortization	(577,882)	(535,732)
Net income producing property	1,900,399	1,871,051
Held for development	45,928	43,089
Total real estate held for investment, net	1,946,327	1,914,140
Cash and cash equivalents	14,367	12,765
Restricted cash	19,853	19,424
Rents and other receivables, net of allowance for doubtful accounts of $10,416 and $8,921, respectively	57,493	53,828
Prepaid expenses and other assets	115,631	120,601
Total assets	$2,153,671	$2,120,758
Liabilities
Notes payable	$607,653	$657,470
Mortgage notes payable	425,268	427,710
Lines of credit	221,000	99,000
Accounts payable and other liabilities	54,413	51,145
Advance rents	15,295	13,739
Tenant security deposits	9,827	8,862
Total liabilities	1,333,456	1,257,926
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,323 and 66,265 shares issued and 66,321 and 66,265 shares outstanding at June 30, 2012 and December 31, 2011, respectively	662	662
Additional paid in capital	1,142,391	1,138,478
Distributions in excess of net income	(326,714)	(280,096)
Total shareholders’ equity	816,339	859,044
Noncontrolling interests in subsidiaries	3,876	3,788
Total equity	820,215	862,832
Total liabilities and equity	$2,153,671	$2,120,758

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Real estate rental revenue	$76,777	$71,684	$153,276	$140,888
Expenses
Real estate expenses	25,479	23,801	51,492	47,052
Depreciation and amortization	25,591	22,526	51,585	44,422
Acquisition costs	254	322	308	1,971
General and administrative	4,164	4,049	7,770	7,751
	55,488	50,698	111,155	101,196
Real estate operating income	21,289	20,986	42,121	39,692
Other income (expense)
Interest expense	(15,533)	(16,865)	(31,428)	(33,758)
Other income	252	310	496	616
	(15,281)	(16,555)	(30,932)	(33,142)
Income from continuing operations	6,008	4,431	11,189	6,550
Discontinued operations:
Income from operations of properties sold or held for sale	—	3,298	—	5,867
Income tax expense	—	(1,173)	—	(1,173)
Net income	6,008	6,556	11,189	11,244
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(34)	—	(57)
Net income attributable to the controlling interests	$6,008	$6,522	$11,189	$11,187
Basic net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.09	$0.07	$0.16	$0.10
Discontinued operations	—	0.03	—	0.07
Net income attributable to the controlling interests per share	$0.09	$0.10	$0.16	$0.17
Diluted net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.09	$0.07	$0.16	$0.10
Discontinued operations	—	0.03	—	0.07
Net income attributable to the controlling interests per share	$0.09	$0.10	$0.16	$0.17
Weighted average shares outstanding – basic	66,241	65,954	66,218	65,920
Weighted average shares outstanding – diluted	66,380	65,989	66,354	65,948
Dividends declared per share	$0.4338	$0.4338	$0.8676	$0.8676

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,008	$6,556	$11,189	$11,244
Other comprehensive income:
Change in fair value of interest rate hedge	—	421	—	833
Comprehensive income	6,008	6,977	11,189	12,077
Less: Net income attributable to noncontrolling interests	—	(34)	—	(57)
Comprehensive income attributable to the controlling interests	$6,008	$6,943	$11,189	$12,020

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$859,044	$3,788	$862,832
Net income attributable to the controlling interests	—	—	—	11,189	11,189	—	11,189
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	102	102
Dividends	—	—	—	(57,807)	(57,807)	—	(57,807)
Shares issued under Dividend Reinvestment Program	55	—	1,345	—	1,345	—	1,345
Share options exercised	1	—	23	—	23	—	23
Share grants, net of share grant amortization and forfeitures	—	—	2,545	—	2,545	—	2,545
Balance, June 30, 2012	66,321	$662	$1,142,391	$(326,714)	$816,339	$3,876	$820,215

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$11,189	$11,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	51,585	50,708
Provision for losses on accounts receivable	2,013	2,138
Real estate impairment	—	599
Amortization of share grants, net	2,763	2,745
Amortization of debt premiums, discounts and related financing costs	1,885	1,616
Changes in operating other assets	(4,609)	(12,840)
Changes in operating other liabilities	2,294	3,764
Net cash provided by operating activities	67,120	59,974
Cash flows from investing activities
Real estate acquisitions, net	(52,142)	(126,870)
Net cash received for sale of real estate	—	58,117
Capital improvements to real estate	(21,525)	(10,399)
Development in progress	(2,218)	(11,802)
Non-real estate capital improvements	(415)	(231)
Net cash used in investing activities	(76,300)	(91,185)
Cash flows from financing activities
Line of credit borrowings, net	122,000	145,000
Dividends paid	(57,807)	(57,386)
Net contributions from (distributions to) noncontrolling interests	88	(107)
Financing costs	(1,967)	—
Proceeds from dividend reinvestment program	1,345	2,644
Principal payments – mortgage notes payable	(2,900)	(2,047)
Notes payable repayments	(50,000)	(93,862)
Net proceeds from exercise of share options	23	1,088
Net cash provided by and (used in) financing activities	10,782	(4,670)
Net increase (decrease) in cash and cash equivalents	1,602	(35,881)
Cash and cash equivalents at beginning of year	12,765	78,767
Cash and cash equivalents at end of period	$14,367	$42,886
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,995	$32,941

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS’s”). Our TRS’s are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the quarter ended June 30, 2012, we recorded $0.2 million in income tax expense related to temporary differences in the timing of the recognition of revenue, amortization and depreciation in our TRS's. We included this expense in general and administrative expenses on our consolidated statements of income.
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
Within these notes to the financial statements, we refer to the three months ended June 30, 2012 and June 30, 2011 as the “2012 Quarter” and the “2011 Quarter”, respectively, and the six months ended June 30, 2012 and June 30, 2011 as the “2012 Period” and the “2011 Period”, respectively.
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
Reclassifications
During the 2012 Quarter, we identified certain immaterial classification errors in our consolidated statements of income and have determined that in this Quarterly Report on Form 10-Q and future periodic reports we will correct these reclassification errors by including within the subtotal “real estate operating income” impairment charges and acquisition costs, which had previously been included in “other income (expense).” These reclassifications totaled $18.1 million, $1.2 million, $0.8 million for the years ended December 31, 2011, 2010 and 2009, $0.1 million and $1.6 million for the three months ended March 31, 2012 and 2011, and $0.3 million and $2.0 million for the three and six months ended June 30, 2011, respectively. These reclassifications will decrease “real estate operating income” and will increase “other income (expense)” by an equal and offsetting amount. As a result, these reclassifications will not change income from continuing operations, net income, cash flows or any other operating measure for the periods affected.
In addition, certain prior year amounts have also been reclassified to conform to the current year presentation due to the reclassification of certain properties as discontinued operations (see note 3 to the consolidated financial statements).
NOTE 3: REAL ESTATE

Acquisition

We acquired the following property during the 2012 Period:

Acquisition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (in thousands)
June 21, 2012	Fairgate at Ballston	Office	147,000	$52,250

The results of operations from the acquired property are included in the consolidated statements of income as of its acquisition date and are immaterial for the nine days that we owned the property during the 2012 Period. The difference in the contract purchase price and the cash paid for the acquisition per the consolidated statements of cash flows is due to credits received at settlement totaling $0.1 million.

Variable Interest Entities
On June 15, 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $45.0 million, with approximately 70% of the project financed with debt. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the third quarter of 2014.

On November 23, 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1219 First Street in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

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

We include the joint venture land acquisitions on our consolidated balance sheets in held for development. As of June 30, 2012 and December 31, 2011, the land and capitalized development costs are as follows (in millions):

	June 30, 2012	December 31, 2011
650 North Glebe	$14.5	$13.4
1219 First Street	$16.0	$14.4

As of June 30, 2012 and December 31, 2011, the accounts payable and accrued liabilities related to the joint ventures are as follows (in millions):

	June 30, 2012	December 31, 2011
650 North Glebe	$0.3	$0.1
1219 First Street	$0.4	$0.2
Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by GAAP. Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We had no properties classified as sold or held for sale as of June 30, 2012.
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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$8,931	$—	$19,014
Property expenses	—	(2,468)	—	(5,796)
Real estate impairment	—	—	—	(599)
Depreciation and amortization	—	(2,933)	—	(6,287)
Interest expense	—	(232)	—	(465)
Income from operations of properties sold or held for sale	$—	$3,298	$—	$5,867
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(34)	—	(57)
Income from operations of properties sold or held for sale attributable to the controlling interests	$—	$3,264	$—	$5,810

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarter Ended June 30,		Period Ended June 30,
Property	Segment	2012	2011	2012	2011
Industrial Portfolio	Industrial/Office	$—	$3,308	$—	$6,335
Dulles Station, Phase I	Office	—	(10)	—	(468)
		$—	$3,298	$—	$5,867

The operating loss for Dulles Station I for the 2011 Period includes a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on its contract sales price.
NOTE 4: UNSECURED LINES OF CREDIT PAYABLE
During the 2012 Quarter, we executed an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin of 107.5 basis points.
During the 2012 Quarter, we entered into an amended and restated credit agreement for our $400.0 million unsecured line of credit (“Credit Facility No. 2”) to extend the maturity date of the facility to July 2016 , with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 107.5 basis points.
The amounts of these lines of credit unused and available at June 30, 2012 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100.0	$400.0
Borrowings outstanding	(74.0)	(147.0)
Letters of credit issued	(0.8)	—
Unused and available	$25.2	$253.0

We executed borrowings and repayments on the unsecured lines of credit during the 2012 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at March 31, 2012	$74.0	$35.0
Borrowings	—	117.0
Repayments	—	(5.0)
Balance at June 30, 2012	$74.0	$147.0

NOTE 5: NOTES PAYABLE
We repaid our $50.0 million of 5.05% unsecured notes on their due date of May 1, 2012 using borrowings on our unsecured lines of credit.
NOTE 6: STOCK BASED COMPENSATION
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
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards, was as follows (in millions):

	Quarter Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1.3	$1.5	$2.7	$2.8

Restricted Share Awards
The total fair values of share grants vested was as follows (in millions):

	Quarter Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Fair value of share grants vested	$—	$—	$0.3	$0.3
The total unvested restricted share awards at June 30, 2012 was 313,500 shares, which had a weighted average grant date fair value of $28.40 per share.
As of June 30, 2012, the total compensation cost related to non-vested restricted share awards was $4.2 million, which we expect to recognize as compensation expense over a weighted average period of 24 months.
NOTE 7: FAIR VALUE DISCLOSURES
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
Level 3: Significant Unobservable Inputs
The only assets or liabilities we had at June 30, 2012 and December 31, 2011 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this item on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair value of these assets at June 30, 2012 and December 31, 2011 is as follows (in millions):

	June 30, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2.1	$—	$2.1	$—	$1.7	$—	$1.7	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2012 may differ significantly from the amounts presented.
Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2012.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).
Notes Receivable
We acquired a note receivable ("2445 M Street note") in 2008 with the purchase of 2445 M Street. We estimate the fair value of the 2445 M Street note based on a discounted cash flow methodology using market discount rates (Level 3 inputs).
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

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$14,367	$14,367	$12,765	$12,765
Restricted cash	$19,853	$19,853	$19,424	$19,424
2445 M Street note receivable	$6,481	$7,540	$6,975	$7,721
Mortgage notes payable	$425,268	$459,277	$427,710	$463,238
Lines of credit payable	$221,000	$221,000	$99,000	$99,000
Notes payable	$607,653	$660,803	$657,470	$713,797
NOTE 8: EARNINGS PER COMMON SHARE
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

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$6,008	$4,431	$11,189	$6,550
Allocation of undistributed earnings to unvested restricted share awards	(176)	(26)	(363)	(49)
Adjusted income from continuing operations attributable to the controlling interests	5,832	4,405	$10,826	$6,501
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	2,125	—	4,694
Net income attributable to noncontrolling interests	—	(34)	—	$(57)
Allocation of undistributed earnings to unvested restricted share awards	—	(12)	—	(34)
Adjusted income from discontinuing operations attributable to the controlling interests	—	2,079	$—	$4,603
Adjusted net income attributable to the controlling interests	$5,832	$6,484	$10,826	$11,104
Denominator:
Weighted average shares outstanding – basic	66,241	65,954	66,218	65,920
Effect of dilutive securities:
Operating partnership units	117	—	117	—
Employee stock options and restricted share awards	22	35	19	28
Weighted average shares outstanding – diluted	66,380	65,989	66,354	65,948
Earnings per common share, basic:
Continuing operations	$0.09	$0.07	$0.16	$0.10
Discontinued operations	$—	$0.03	$—	$0.07
	$0.09	$0.10	$0.16	$0.17
Earnings per common share, diluted:
Continuing operations	$0.09	$0.07	$0.16	$0.10
Discontinued operations	$—	$0.03	$—	$0.07
	$0.09	$0.10	$0.16	$0.17
NOTE 9: SEGMENT INFORMATION
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

The following tables present revenues and net operating income for the 2012 and 2011 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income as reported (in thousands):

	Quarter Ended June 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,426	$11,285	$13,970	$13,096	$—	$76,777
Real estate expenses	13,570	3,781	3,030	5,098	—	25,479
Net operating income	$24,856	$7,504	$10,940	$7,998	$—	$51,298
Depreciation and amortization						(25,591)
General and administrative						(4,164)
Interest expense						(15,533)
Acquisition costs						(254)
Other income						252
Net income						6,008
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$6,008
Capital expenditures	$7,278	$1,148	$1,154	$1,486	$205	$11,271
Total assets	$1,158,617	$343,557	$360,012	$245,947	$45,538	$2,153,671

	Quarter Ended June 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$35,219	$11,519	$12,237	$12,709	$—	$—	$71,684
Real estate expenses	11,902	3,421	3,619	4,859	—	—	23,801
Net operating income	$23,317	$8,098	$8,618	$7,850	$—	$—	$47,883
Depreciation and amortization							(22,526)
General and administrative							(4,049)
Interest expense							(16,865)
Acquisition costs							(322)
Other income							310
Discontinued operations:
Income tax expense							(1,173)
Income from discontinued operations							3,298
Net income							6,556
Less: Net income attributable to noncontrolling interests							(34)
Net income attributable to the controlling interests							$6,522
Capital expenditures	$3,367	$1,288	$1,030	$766	$258	$126	$6,835
Total assets	$991,238	$352,242	$308,655	$236,358	$223,536	$75,147	$2,187,176

	Period Ended June 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$77,056	$22,712	$27,415	$26,093	$—	$153,276
Real estate expenses	27,464	7,526	6,472	10,030	—	51,492
Net operating income	$49,592	$15,186	$20,943	$16,063	$—	$101,784
Depreciation and amortization						(51,585)
General and administrative						(7,770)
Interest expense						(31,428)
Acquisition costs						(308)
Other income						496
Net income						11,189
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$11,189
Capital expenditures	$15,018	$2,621	$1,414	$2,472	$415	$21,940

	Period Ended June 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$68,652	$22,650	$24,384	$25,202	$—	$—	$140,888
Real estate expenses	23,114	7,090	7,161	9,687	—	—	47,052
Net operating income	$45,538	$15,560	$17,223	$15,515	$—	$—	$93,836
Depreciation and amortization							(44,422)
General and administrative							(7,751)
Interest expense							(33,758)
Acquisition costs							(1,971)
Other income							616
Discontinued operations:
Income tax expense							(1,173)
Income from discontinued operations							5,867
Net income							11,244
Less: Net income attributable to noncontrolling interests							(57)
Net income attributable to the controlling interests							$11,187
Capital expenditures	$5,833	$1,957	$1,471	$641	$497	$231	$10,630

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
We refer to the three months ended June 30, 2012 and June 30, 2011 as the “2012 Quarter” and the “2011 Quarter”, respectively, and the six months ended June 30, 2012 and June 30, 2011 as the “2012 Period” and the “2011 Period”, respectively.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effects of changes in Federal government spending; (b) the economic health of the greater Washington metro region, or other markets we may enter; (c) the timing and pricing of lease transactions; (d) the effect of the recent credit and financial market conditions; (e) the availability and cost of capital; (f) fluctuations in interest rates; (g) the economic health of our tenants; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012 and our subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2012 Quarter to the 2011 Quarter and the 2012 Period to the 2011 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A “same-store” property is one that was owned for the entirety of the periods being evaluated, is stabilized from an occupancy standpoint and is included in continuing operations. We consider newly constructed properties to be stabilized when they achieve 90% occupancy. A “non-same-store” property is one that was acquired or placed into service and not at 90% occupancy during either of the periods being evaluated and is included in continuing operations. Results for properties sold or held for sale during any of the periods evaluated are classified as discontinued operations.
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2012, we owned a diversified portfolio of 72 properties, totaling approximately 8.7 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 72 properties consisted of 27 office properties, 18 medical office properties, 16 retail centers and 11 multifamily properties.
Operating Results
Our results of operations were as follows (in thousands):

	2012 Quarter	2011 Quarter	$ Change	% Change
Real estate rental revenue	$76,777	$71,684	$5,093	7.1%
NOI (1)	$51,298	$47,883	$3,415	7.1%
Net income attributable to the controlling interests	$6,008	$6,522	$(514)	(7.9)%
FFO (2)	$31,599	$33,154	$(1,555)	(4.7)%

(1) See page 24 of the MD&A for reconciliations of NOI to net income.
(2) See page 39 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to acquisitions made during 2011 and 2012. NOI for the same-store portfolio decreased by $0.8 million primarily due to lower occupancy in the office and medical office segments. The lower occupancy reflects continued difficulties in leasing vacant office space. For the Washington metro region, overall office vacancy was 12.6% for the 2012 Quarter, up from 12.1% one year ago, according to Delta Associates/Transwestern Commercial Services ("Delta"). We expect real estate market conditions to remain challenging for the remainder of 2012, as, according to Delta, uncertainty over the Federal budget and the broader economic climate is causing hesitancy among tenants and dampening leasing activity.
Capital Requirements
As of June 30, 2012, our unsecured lines of credit had $221.0 million in borrowings outstanding and $0.8 million in letters of credit issued, leaving a remaining borrowing capacity of $278.2 million.
During the 2012 Quarter, we executed an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin of 107.5 basis points.
During the 2012 Quarter, we entered into an amended and restated credit agreement for our $400.0 million unsecured line of credit (“Credit Facility No. 2”) to extend the maturity date of the facility to July 2016, with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 107.5 basis points.
We repaid our $50.0 million of 5.05% unsecured notes on their maturity date of May 1, 2012 using borrowings on our unsecured lines of credit. Subsequent to the end of the 2012 Quarter, we prepaid $21.4 million of mortgage notes payable without penalty on August 1, 2012 using borrowings on our unsecured lines of credit.

Significant Transactions
We summarize below our significant transactions during the 2012 and 2011 Periods:
2012 Period

•	The acquisition of an office building for $52.3 million, adding approximately 147,000 square feet. We incurred $0.2 million in acquisition costs related to this transaction.

•
The execution of an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin of 107.5 basis points.

•
The execution of an amended and restated credit agreement for Credit Facility No. 2, our $400.0 million unsecured line of credit, to extend the maturity date of the facility to July 2016 , with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 107.5 basis points.

•
The execution of new leases for 0.5 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 12.5% over expiring leases.

2011 Period

•	The disposition of Dulles Station I, a 180,000 square foot office building in Herndon, Virginia, for a contract sales price of $58.8 million.

•	The acquisition of two office buildings for $127.3 million, adding approximately 314,000 square feet. We incurred $1.6 million in acquisition costs related to these purchase transactions.

•
The acquisition of approximately 37,000 square feet of land in Arlington, Virginia for $11.8 million through a consolidated joint venture of which WRIT is a 90% owner. The joint venture intends to develop a mid-rise apartment community on this land.

•
The execution of new leases for 0.8 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 5.4% from expiring leases.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2012 and 2011 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

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
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Minimum base rent	$67,357	$62,846	$4,511	7.2%	$134,597	$124,369	$10,228	8.2%
Recoveries from tenants	7,478	6,687	791	11.8%	14,460	12,866	1,594	12.4%
Provisions for doubtful accounts	(1,486)	(717)	(769)	107.3%	(2,560)	(2,141)	(419)	19.6%
Lease termination fees	42	44	(2)	(4.5)%	326	112	214	191.1%
Parking and other tenant charges	3,386	2,824	562	19.9%	6,453	5,682	771	13.6%
	$76,777	$71,684	$5,093	7.1%	$153,276	$140,888	$12,388	8.8%

Minimum Base Rent: Minimum base rent increased by $4.5 million in the 2012 Quarter primarily due to acquisitions ($5.1 million) and higher rental rates ($1.1 million) at same-store properties, partially offset by lower occupancy ($1.5 million) at same-store properties.

Minimum base rent increased by $10.2 million in the 2012 Period primarily due to acquisitions ($10.6 million) and higher rental rates ($2.0 million) at same-store properties, partially offset by lower occupancy ($1.9 million) at same-store properties.
Recoveries from Tenants: Recoveries from tenants increased by $0.8 million in the 2012 Quarter primarily due to acquisitions.
Recoveries from tenants increased by $1.6 million in the 2012 Period primarily due to acquisitions ($2.0 million) and higher reimbursements for real estate taxes ($0.3 million) from same-store properties, partially offset by lower operating expense reimbursements ($0.6 million) from same-store properties.
Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.8 million in the 2012 Quarter due to higher provisions across the portfolio, particularly in the office ($0.3 million) and retail ($0.3 million) segments.
Provisions for doubtful accounts increased by $0.4 million in the 2012 Period due to higher provisions in the office ($0.1 million) and retail ($0.4 million) segments, offset by lower provisions in the medical office segment ($0.1 million).
Lease Termination Fees: Lease termination fees were flat in the 2012 Quarter and increased by $0.2 million in the 2012 Period, primarily in the office segment.
Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.6 million in the 2012 Quarter primarily due to acquisitions ($0.2 million), as well as higher percentage rent ($0.2 million) and parking income ($0.1 million) from same-store properties.
Parking and other tenant charges increased by $0.8 million in the 2012 Period primarily due to acquisitions ($0.5 million) and higher parking income ($0.2 million) from same-store properties.

A summary of occupancy for properties classified as continuing operations by segment follows:

	As of June 30,
	2012	2011	Change
Office	85.8%	88.2%	(2.4)%
Medical Office	86.4%	87.3%	(0.9)%
Retail	93.3%	92.0%	1.3%
Multifamily	94.8%	95.6%	(0.8)%
Total	89.3%	90.5%	(1.2)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the NOI section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Property operating expenses	$17,909	$17,179	$730	4.2%	$36,087	$33,696	$2,391	7.1%
Real estate taxes	7,570	6,622	948	14.3%	15,405	13,356	2,049	15.3%
	$25,479	$23,801	$1,678	7.1%	$51,492	$47,052	$4,440	9.4%

Real estate expenses as a percentage of revenue were 33.2% and 33.2% for the 2012 and 2011 Quarters, respectively, and 33.6% and 33.4% for the 2012 and 2011 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $0.7 million in the 2012 Quarter primarily due to properties acquired in 2011 and 2012 ($1.4 million), partially offset by lower write-offs of receivables ($0.6 million) and lower utilities expense ($0.2 million) at same-store properties.
Property operating expenses increased by $2.4 million in the 2012 Period primarily due to properties acquired in 2011 and 2012 ($3.0 million), partially offset by lower utilities expense ($0.7 million) at same-store properties.
Real Estate Taxes: Real estate taxes increased by $0.9 million in the 2012 Quarter primarily due to acquisitions ($0.6 million) and higher assessments ($0.3 million) on our same-store properties, primarily in the multifamily segment.
Real estate taxes increased by $2.0 million in the 2012 Period primarily due to acquisitions ($1.6 million) and higher assessments ($0.5 million) on our same-store properties.

Other Operating Expenses
Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Depreciation and amortization	$25,591	$22,526	$3,065	13.6%	$51,585	$44,422	$7,163	16.1%
Interest expense	15,533	16,865	(1,332)	(7.9)%	31,428	33,758	(2,330)	(6.9)%
Acquisition costs	254	322	(68)	(21.1)%	308	1,971	(1,663)	(84.4)%
General and administrative	4,164	4,049	115	2.8%	7,770	7,751	19	0.2%
	$45,542	$43,762	$1,780	4.1%	$91,091	$87,902	$3,189	3.6%

Depreciation and Amortization: Depreciation and amortization expense increased by $3.1 million and $7.2 million in the 2012 Quarter and Period, respectively, primarily due to acquisitions.
Interest Expense: A summary of interest expense by debt type for the 2012 and 2011 Quarters and Periods appear below (in millions, except percentage amounts):

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Notes payable	8.6	10.3	(1.7)	(16.5)%	17.6	20.8	(3.2)	(15.4)%
Mortgages	6.4	5.6	0.8	14.3%	13.0	11.2	1.8	16.1%
Lines of credit/short-term note payable	0.9	1.1	(0.2)	(18.2)%	1.7	2.0	(0.3)	(15.0)%
Capitalized interest	(0.4)	(0.1)	(0.3)	300.0%	(0.9)	(0.2)	(0.7)	350.0%
Total	$15.5	$16.9	$(1.4)	(8.3)%	$31.4	$33.8	$(2.4)	(7.1)%

Acquisition Costs: Acquisition costs decreased by $0.1 million and $1.7 million in the 2012 Quarter and Period, respectively, due to the higher volume of acquisition activity during the 2011 Period.
General and Administrative Expense: General and administrative expense increased by $0.1 million in the 2012 Quarter primarily due to higher income tax expense ($0.2 million).
General and administrative expense increased by an immaterial amount in the 2012 Period.
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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarter Ended June 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues	$—	$8,931	$(8,931)	(100.0)%	$—	$19,014	$(19,014)	(100.0)%
Property expenses	—	(2,468)	2,468	(100.0)%	—	(5,796)	5,796	(100.0)%
Real estate impairment	—	—	—	—%	—	(599)	599	—
Depreciation and amortization	—	(2,933)	2,933	(100.0)%	—	(6,287)	6,287	(100.0)%
Interest expense	—	(232)	232	(100.0)%	—	(465)	465	(100.0)%
Total	$—	$3,298	$(3,298)	(100.0)%	$—	$5,867	$(5,867)	(100.0)%
Net Operating Income
NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, acquisition costs are incurred prior to obtaining properties, and interest expense and real estate impairments are not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income calculated in accordance with GAAP. NOI does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. A reconciliation of NOI to net income follows.

2012 Quarter Compared to 2011 Quarter
The following tables of selected operating data provide the basis for our discussion of NOI in the 2012 Quarter compared to the 2011 Quarter. All amounts are in thousands except percentage amounts.

	Quarter Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$70,353	$71,545	$(1,192)	(1.7)%
Non-same-store (1)	6,424	139	6,285	4,521.6%
Total real estate rental revenue	$76,777	$71,684	$5,093	7.1%
Real Estate Expenses
Same-store	$23,258	$23,647	$(389)	(1.6)%
Non-same-store (1)	2,221	154	2,067	1,342.2%
Total real estate expenses	$25,479	$23,801	$1,678	7.1%
NOI
Same-store	$47,095	$47,898	$(803)	(1.7)%
Non-same-store (1)	4,203	(15)	4,218	(28,120.0)%
Total NOI	$51,298	$47,883	$3,415	7.1%
Reconciliation to Net Income
NOI	$51,298	$47,883
Depreciation and amortization	(25,591)	(22,526)
General and administrative expenses	(4,164)	(4,049)
Interest expense	(15,533)	(16,865)
Other income	252	310
Acquisition costs	(254)	(322)
Discontinued operations:
Income (loss) from operations of properties sold or held for sale (2)	—	3,298
Income tax expense	—	(1,173)
Net income	6,008	6,556
Less: Net income attributable to noncontrolling interests	—	(34)
Net income attributable to the controlling interests	$6,008	$6,522

Occupancy	2012	2011
Same-store	89.3%	91.1%
Non-same-store (1)	88.7%	25.8%
Total	89.3%	90.5%

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2009 Medical Office acquisition – Lansdowne Medical Office Building
(2)Discontinued operations include gains on disposals and income from operations for:
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio
Real estate rental revenue from same-store properties decreased by $1.2 million in the 2012 Quarter primarily due to lower occupancy ($1.5 million) and higher reserves for uncollectible revenue ($0.8 million), partially offset by higher rental rates ($1.1 million).

Real estate expenses from same-store properties decreased by $0.4 million in the 2012 Quarter as lower write-offs of receivables ($0.6 million) and lower utilities expense ($0.2 million) were partially offset by higher real estate taxes ($0.3 million).
The decrease in same-store occupancy was the result of difficulties in leasing vacant space in the office segment. The increase in non-same-store occupancy reflects the acquisitions made during 2011. During the 2012 Quarter, 47.4% of the commercial square footage expiring was renewed as compared to 64.7% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 247,439 commercial square feet at an average rental rate of $31.99 per square foot, an increase of 14.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $39.91 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Quarter Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$33,543	$35,219	$(1,676)	(4.8)%
Non-same-store (1)	4,883	—	4,883
Total real estate rental revenue	$38,426	$35,219	$3,207	9.1%
Real Estate Expenses
Same-store	$11,827	$11,902	$(75)	(0.6)%
Non-same-store (1)	1,743	—	1,743
Total real estate expenses	$13,570	$11,902	$1,668	14.0%
NOI
Same-store	$21,716	$23,317	$(1,601)	(6.9)%
Non-same-store (1)	3,140	—	3,140
Total NOI	$24,856	$23,317	$1,539	6.6%

Occupancy	2012	2011
Same-store	84.7%	88.2%
Non-same-store (1)	91.9%
Total	85.8%	88.2%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
2011 acquisitions – Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $1.7 million in the 2012 Quarter primarily due to lower occupancy ($1.3 million), higher reserves for uncollectible revenue ($0.3 million) and lower reimbursements for operating expenses ($0.2 million), partially offset by higher rental rates ($0.3 million).
Real estate expenses from same-store properties decreased by $0.1 million primarily due to lower utilities ($0.3 million) partially offset by higher administrative costs ($0.1 million).
The decrease in same-store occupancy was primarily due to lower occupancy at 6110 Executive Boulevard, 7900 Westpark Drive and 1140 Connecticut Avenue. The non-same-store occupancy of 91.9% reflects high occupancy at Braddock Metro Center and John Marshall II, partially offset by Fairgate at Ballston, which was 82.0% occupied at the end of the 2012 Quarter. During the 2012 Quarter, 49.8% of the square footage that expired was renewed compared to 65.2% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases for 118,302 square feet of office space at an average rental rate of $38.88 per square foot, an increase of 19.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $60.30 per square foot.

Medical Office Segment:

	Quarter Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,026	$11,380	$(354)	(3.1)%
Non-same-store (1)	259	139	120	86.3%
Total real estate rental revenue	$11,285	$11,519	$(234)	(2.0)%
Real Estate Expenses
Same-store	$3,612	$3,267	$345	10.6%
Non-same-store (1)	169	154	15	9.7%
Total real estate expenses	$3,781	$3,421	$360	10.5%
NOI
Same-store	$7,414	$8,113	$(699)	(8.6)%
Non-same-store (1)	90	(15)	105	(700.0)%
Total NOI	$7,504	$8,098	$(594)	(7.3)%

Occupancy	2012	2011
Same-store	89.9%	91.7%
Non-same-store (1)	35.9%	25.8%
Total	86.4%	87.3%

(1)	Non-same-store properties include:
2009 acquisition – Lansdowne Medical Office Building
Real estate rental revenue from same-store properties decreased by $0.4 million in 2012 Quarter primarily due to lower occupancy ($0.2 million), lower reimbursements for real estate taxes ($0.1 million) and higher reserves for uncollectible revenue ($0.1 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2012 Quarter primarily due to write-offs of uncollectible receivables.
The decrease in same-store occupancy was driven by lower occupancy at Woodholme Medical Center and Shady Grove Medical Center II. The increase in non-same-store occupancy to 35.9% in the 2012 Quarter reflects the continued lease-up of Lansdowne Medical Office Building, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2012 Quarter, 31.3% of the square footage that expired was renewed compared to 63.1% in the 2011 Quarter. During the 2012 Quarter, we executed new leases (excluding first generation leases) for 31,811 square feet of medical office space at an average rental rate of $38.61, an increase of 9.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $31.93 per square foot.

Retail Segment:

	Quarter Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$12,688	$12,237	$451	3.7%
Non-same-store (1)	1,282	—	1,282
Total real estate rental revenue	$13,970	$12,237	$1,733	14.2%
Real Estate Expenses
Same-store	$2,721	$3,619	$(898)	(24.8)%
Non-same-store (1)	309	—	309
Total real estate expenses	$3,030	$3,619	$(589)	(16.3)%
NOI
Same-store	$9,967	$8,618	$1,349	15.7%
Non-same-store (1)	973	—	973
Total NOI	$10,940	$8,618	$2,322	26.9%

Occupancy	2012	2011
Same-store	92.7%	92.0%
Non-same-store (1)	100.0%
Total	93.3%	92.0%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
Real estate rental revenue from same-store properties increased by $0.5 million in the 2012 Quarter primarily due to higher reimbursements for real estate taxes ($0.4 million), higher percentage rent ($0.2 million), higher rental rates ($0.1 million) and higher occupancy ($0.1 million), partially offset by higher reserves for uncollectible revenue ($0.3 million).
Real estate expenses from same-store properties decreased by $0.9 million in the 2012 Quarter primarily due to lower write-offs of receivables ($1.0 million) caused by the liquidation of a large tenant in bankruptcy during the 2011 Quarter.
The increase in same-store occupancy was driven by higher occupancy at Montrose Shopping Center, partially offset by lower occupancy at the Centre at Hagerstown. The non-same-store occupancy of 100.0% reflects the acquisition of Olney Village Center. During the 2012 Quarter, 53.0% of the square footage that expired was renewed compared to 57.7% in the 2011 Quarter. During the 2012 Quarter, we executed new leases for 97,326 square feet of retail space at an average rental rate of $22.21, an increase of 7.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $17.73 per square foot.

Multifamily Segment:

	Quarter Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Total	$13,096	$12,709	$387	3.0%
Real Estate Expenses
Total	$5,098	$4,859	$239	4.9%
NOI
Total	$7,998	$7,850	$148	1.9%

Occupancy	2012	2011
Total	94.8%	95.6%

Real estate rental revenue increased by $0.4 million in the 2012 Quarter due primarily to higher rental rates ($0.5 million), partially offset by lower occupancy ($0.1 million).
Real estate expenses increased by $0.2 million in the 2012 Quarter primarily due to higher real estate taxes.
The decrease in occupancy was driven by lower occupancy at 3801 Connecticut Avenue and Park Adams, partially offset by higher occupancy at Bennett Park and Walker House Apartments.

2012 Period Compared to 2011 Period
The following tables of selected operating data provide the basis for our discussion of NOI in the 2012 Period compared to the 2011 Period. All amounts are in thousands except percentage amounts.

	Period Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$134,649	$135,559	$(910)	(0.7)%
Non-same-store (1)	18,627	5,329	13,298	249.5%
Total real estate rental revenue	$153,276	$140,888	$12,388	8.8%
Real Estate Expenses
Same-store	$44,602	$44,722	$(120)	(0.3)%
Non-same-store (1)	6,890	2,330	4,560	195.7%
Total real estate expenses	$51,492	$47,052	$4,440	9.4%
NOI
Same-store	$90,047	$90,837	$(790)	(0.9)%
Non-same-store (1)	11,737	2,999	8,738	291.4%
Total NOI	$101,784	$93,836	$7,948	8.5%
Reconciliation to Net Income
NOI	$101,784	$93,836
Depreciation and amortization	(51,585)	(44,422)
General and administrative expenses	(7,770)	(7,751)
Interest expense	(31,428)	(33,758)
Other income	496	616
Acquisition costs	(308)	(1,971)
Discontinued operations:
Income tax expense	—	(1,173)
Income (loss) from operations of properties sold or held for sale (2)	—	5,867
Net income	11,189	11,244
Less: Net income attributable to noncontrolling interests	—	(57)
Net income attributable to the controlling interests	$11,189	$11,187

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2009 Medical Office acquisition – Lansdowne Medical Office Building
(2)Discontinued operations include gains on disposals and income from operations for:
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio
Real estate rental revenue from same-store properties decreased by $0.9 million in the 2012 Period primarily due to lower occupancy ($1.9 million), lower reimbursements for operating expenses ($0.6 million) and higher reserves for uncollectible revenue ($0.4 million), partially offset by higher rental rates ($2.0 million).
Real estate expenses from same-store properties decreased by $0.1 million in the 2012 Period primarily due to lower utilities ($0.7 million), partially offset by higher real estate taxes ($0.5 million).
During the 2012 Period, 61.3% of the commercial square footage expiring was renewed as compared to 74.0% in the 2011 Period, excluding properties sold or classified as held for sale. During the 2012 Period, we executed new leases (excluding first generation leases at recently-built properties) for 465,418 commercial square feet at an average rental rate of $31.19 per square foot, an increase of 12.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $36.04 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Period Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$61,548	$63,570	$(2,022)	(3.2)%
Non-same-store (1)	15,508	5,082	10,426	205.2%
Total real estate rental revenue	$77,056	$68,652	$8,404	12.2%
Real Estate Expenses
Same-store	$21,524	$21,089	$435	2.1%
Non-same-store (1)	5,940	2,025	3,915	193.3%
Total real estate expenses	$27,464	$23,114	$4,350	18.8%
NOI
Same-store	$40,024	$42,481	$(2,457)	(5.8)%
Non-same-store (1)	9,568	3,057	6,511	213.0%
Total NOI	$49,592	$45,538	$4,054	8.9%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
2011 acquisitions – 1140 Connecticut Ave, 1227 25th Street, Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $2.0 million in the 2012 Period primarily due to lower occupancy ($1.6 million) and lower reimbursements for operating expenses ($0.3 million).
Real estate expenses from same-store properties increased by $0.4 million in the 2012 Period primarily due to lower recoveries of bad debt ($0.4 million), higher real estate taxes ($0.2 million) and higher administrative costs ($0.2 million), partially offset by lower utilities ($0.6 million).
During the 2012 Period, 59.8% of the square footage that expired was renewed compared to 61.0% in the 2011 Period, excluding properties sold or classified as held for sale. During the 2012 Period, we executed new leases for 254,536 square feet of office space at an average rental rate of $35.09 per square foot, an increase of 14.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $48.86 per square foot.

Medical Office Segment:

	Period Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$22,223	$22,403	$(180)	(0.8)%
Non-same-store (1)	489	247	242	98.0%
Total real estate rental revenue	$22,712	$22,650	$62	0.3%
Real Estate Expenses
Same-store	$7,192	$6,785	$407	6.0%
Non-same-store (1)	334	305	29	9.5%
Total real estate expenses	$7,526	$7,090	$436	6.1%
NOI
Same-store	$15,031	$15,618	$(587)	(3.8)%
Non-same-store (1)	155	(58)	213	(367.2)%
Total NOI	$15,186	$15,560	$(374)	(2.4)%

(1)	Non-same-store properties include:
2009 acquisition – Lansdowne Medical Office Building
Real estate rental revenue from same-store properties decreased by $0.2 million in the 2012 Period primarily due to lower occupancy ($0.3 million), partially offset by lower reserves for uncollectible revenue ($0.1 million).
Real estate expenses from same-store properties increased by $0.4 million in the 2012 Period primarily due to write-offs of uncollectible receivables ($0.3 million).
During the 2012 Period, 55.0% of the square footage that expired was renewed compared to 73.8% in the 2011 Period. During the 2012 Period, we executed new leases (excluding first generation leases) for 100,982 square feet of medical office space at an average rental rate of $32.67, an increase of 10.8%, with average tenant improvements and commissions and incentives (including free rent) of $25.77 per square foot.

Retail Segment:

	Period Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$24,785	$24,384	$401	1.6%
Non-same-store (1)	2,630	—	2,630
Total real estate rental revenue	$27,415	$24,384	$3,031	12.4%
Real Estate Expenses
Same-store	$5,856	$7,161	$(1,305)	(18.2)%
Non-same-store (1)	616	—	616
Total real estate expenses	$6,472	$7,161	$(689)	(9.6)%
NOI
Same-store	$18,929	$17,223	$1,706	9.9%
Non-same-store (1)	2,014	—	2,014
Total NOI	$20,943	$17,223	$3,720	21.6%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
Real estate rental revenue from same-store properties increased by $0.4 million in the 2012 Period primarily due to higher reimbursements for real estate taxes ($0.5 million) and higher occupancy ($0.3 million), partially offset by higher reserves for uncollectible revenue ($0.4 million).
Real estate expenses from same-store properties decreased by $1.3 million in the 2012 Period primarily due to lower write-offs of receivables ($1.0 million) caused by the liquidation of a large tenant in bankruptcy during the 2011 Quarter, and lower snow removal costs ($0.4 million).
During the 2012 Period, 70.9% of the square footage that expired was renewed compared to 97.7% in the 2011 Period. During the 2012 Period, we executed new leases for 109,900 square feet of retail space at an average rental rate of $21.40, an increase of 7.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $15.79 per square foot.

Multifamily Segment:

	Period Ended June 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Total	$26,093	$25,202	$891	3.5%
Real Estate Expenses
Total	$10,030	$9,687	$343	3.5%
NOI
Total	$16,063	$15,515	$548	3.5%

Real estate rental revenue increased by $0.9 million in the 2012 Period due primarily to higher rental rates ($1.0 million) and lower rent abatements ($0.1 million), partially offset by lower occupancy ($0.3 million).
Real estate expenses increased by $0.3 million in the 2012 Period primarily due to higher real estate taxes ($0.2 million) and administrative expenses ($0.1 million).

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

Our Board of Trustees announced on July 26, 2012 a new quarterly dividend of $0.30 per share to be paid on September 28, 2012 to shareholders of record on September 14, 2012. The new quarterly dividend rate represents a 31% decrease from our second quarter 2012 dividend of $0.43375 per share.
Debt Financing
Our total debt at June 30, 2012 and December 31, 2011 is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Fixed rate mortgages	$425,268	$427,710
Unsecured credit facilities	221,000	99,000
Unsecured notes payable	607,653	657,470
	$1,253,921	$1,184,180
Mortgage Debt
At June 30, 2012, our $425.3 million in fixed rate mortgages, which includes a net $4.0 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.9% and had a weighted average maturity of 4.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions. Subsequent to the end of the 2012 Quarter, we prepaid $21.4 million of mortgage notes payable without penalty on August 1, 2012 using borrowings on our unsecured lines of credit.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
During the 2012 Quarter, we executed an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin of 107.5 basis points. All outstanding advances are due and payable upon maturity in June 2015. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.175% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
During the 2012 Quarter, we entered into an amended and restated credit agreement for our $400.0 million unsecured line of credit (“Credit Facility No. 2”) to extend the maturity date of the facility to July 2016, with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 107.5 basis points. All outstanding advances are due and payable upon maturity in July 2016. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.175% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum tangible net worth;

•	A maximum ratio of total liabilities to gross asset value, calculated using an estimate of fair market value of our assets;

•	A maximum ratio of secured indebtedness to gross asset value, calculated using an estimate of fair market value of our assets;

•	A minimum ratio of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges, including interest expense;

•	A minimum ratio of unencumbered asset value, calculated using a fair value of our assets, to unsecured indebtedness;

•	A minimum ratio of net operating income from our unencumbered properties to unsecured interest expense; and

•	A maximum ratio of permitted investments to gross asset value, calculated using an estimate of fair market value of our assets.
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2012, we were in compliance with our loan covenants.
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
Our unsecured notes have maturities ranging from March 2013 through February 2028, as follows (in thousands):

June 30, 2012
Note Principal
5.125% notes due 2013	$60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
7.25% notes due 2028	50,000
$610,000
Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2012, we were in compliance with our unsecured notes covenants.
We may from time to time seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We did not repurchase any outstanding unsecured notes prior to their maturity dates during the 2012 Period.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.3 million shares were outstanding at June 30, 2012.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use net proceeds under this program for general corporate purposes. For the 2012 Period, we issued 54,758 common shares at a weighted average price of $29.67 per share, raising $1.3 million in net proceeds.

During the 2012 Quarter, we entered into a new sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We will use net proceeds for the sale of common shares under this program for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. As of June 30, 2012, we have not issued any common shares under this new sales agency financing agreement.
Dividends
We pay dividends quarterly. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. When setting the dividend level, our Board in particular looks at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. Subsequent to the end of the 2012 Quarter and Period, our Board of Trustees announced on July 26, 2012 a new quarterly dividend of $0.30 per share to be paid on September 28, 2012 to shareholders of record on September 14, 2012. The new quarterly dividend rate represents a 31% decrease from our second quarter 2012 dividend of $0.43375 per share.
The table below details our dividend and distribution payments for the 2012 and 2011 Quarters and Periods (in thousands).

	Quarter Ended June 30,				Period Ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Common dividends	$28,907	$28,796	$111	0.4%	$57,807	$57,386	$421	0.7%
Distributions to noncontrolling interests	7	82	(75)	(91.5)%	14	107	(93)	(86.9)%
	$28,914	$28,878	$36	0.1%	$57,821	$57,493	$328	0.6%

Dividends paid for the 2012 Quarter and Period increased due primarily to the issuance of 0.2 million common shares under our dividend reinvestment program during 2011.
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.
Historical Cash Flows
Consolidated cash flow information is summarized as follows (in millions):

	Period Ended June 30,
			Change
	2012	2011	$	%
Net cash provided by (used in) operating activities	$67.1	$60.0	$7.1	11.8%
Net cash provided by (used in) investing activities	$(76.3)	$(91.2)	$14.9	(16.3)%
Net cash provided by (used in) financing activities	$10.8	$(4.7)	$15.5	(329.8)%

Our operating activities generated $67.1 million of net cash in the 2012 Period, an increase from $60.0 million in the 2011 Period that is primarily attributable the acquisitions made during 2011 and lower acquisition costs.
Our investing activities used net cash of $76.3 million in the 2012 Period compared to $91.2 million in the 2011 Period. The decrease in cash used by investing activities is primarily due higher net acquisition activity during the 2011 Period, partially offset by an increase in capital expenditures during the 2012 Period.
Our financing activities provided net cash of $10.8 million in the 2012 Period as compared to net cash used of $4.7 million in the 2011 Period. The increase in cash provided by financing activities is primarily due to a higher volume of note repayments during the 2011 Period.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended June 30,				Period Ended June 30,
	2012		2011		2012		2011
Earnings to fixed charges	1.35	x	1.25	x	1.32	x	1.19	x
Debt service coverage	2.80	x	2.78	x	2.76	x	2.71	x

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarter Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011
Net income attributable to the controlling interests	$6,008	$6,522	$11,189	$11,187
Adjustments:
Depreciation and amortization	25,591	22,526	51,585	44,422
Discontinued operations:
Depreciation and amortization	—	2,933	—	6,286
Income tax expense	—	1,173	—	1,173
Real estate impairment	—	—	—	599
FFO as defined by NAREIT	$31,599	$33,154	$62,774	$63,667

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

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
None.
ITEM 1A: RISK FACTORS

We cannot assure you we will maintain our dividend rate.

Cash flows from operations are an important factor in our ability to sustain our dividend rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend rate. Our ability to maintain our dividend rate or to increase our dividend rate will depend on a number of factors, including, among others, the following:

•	our future financial condition and results of operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Our board of trustees considers, among other factors, trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. This level has trended lower in recent years due to the recent economic downturn and uncertainty with the business and leasing environment in the Washington metro region. We have recently reduced our dividend rate, and if such trend were to continue for a sustained period of time, our board of trustees could determine to further reduce our dividend rate.

If we do not maintain or increase our common share dividend rate in the future, it could have an adverse effect on the market price of our common shares.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.22	Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	5/18/2012
4.23	Amended and Restated Credit Agreement, dated as of June 25, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner, and SunTrust Bank, as administrative agent.	8-K	001-06622	4.1	6/27/2012
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to    participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President Accounting, Administration and Corporate Secretary (Principal Accounting Officer)

/s/ William T. Camp
William T. Camp
Executive Vice President and Chief Financial Officer (Principal Finance Officer)

DATE: August 8, 2012