Form 10-Q
period 2012-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2012-11-07
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of November 2, 2012, 66,324,676 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2011 included in WRIT’s 2011 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Land	$483,198	$465,445
Income producing property	1,966,032	1,899,440
	2,449,230	2,364,885
Accumulated depreciation and amortization	(583,706)	(521,503)
Net income producing property	1,865,524	1,843,382
Held for development	48,106	43,089
Total real estate sold or held for investment, net	1,913,630	1,886,471
Investment in real estate held for sale, net	18,264	27,669
Cash and cash equivalents	68,403	12,765
Restricted cash	19,615	19,229
Rents and other receivables, net of allowance for doubtful accounts of $10,556 and $8,683, respectively	57,704	53,227
Prepaid expenses and other assets	120,486	120,075
Other assets related to properties sold or held for sale	693	1,322
Total assets	$2,198,795	$2,120,758
Liabilities
Notes payable	$906,058	$657,470
Mortgage notes payable	398,511	423,291
Lines of credit	—	99,000
Accounts payable and other liabilities	54,916	51,079
Advance rents	13,829	13,584
Tenant security deposits	9,771	8,728
Other liabilities related to properties sold or held for sale	4,646	4,774
Total liabilities	1,387,731	1,257,926
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,326 and 66,265 shares issued and 66,325 and 66,265 shares outstanding at September 30, 2012 and December 31, 2011, respectively	662	662
Additional paid in capital	1,143,554	1,138,478
Distributions in excess of net income	(337,151)	(280,096)
Total shareholders’ equity	807,065	859,044
Noncontrolling interests in subsidiaries	3,999	3,788
Total equity	811,064	862,832
Total liabilities and equity	$2,198,795	$2,120,758

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Real estate rental revenue	$77,108	$70,550	$227,912	$208,743
Expenses
Real estate expenses	26,901	23,557	77,485	69,676
Depreciation and amortization	26,127	23,108	76,936	66,777
Acquisition costs	(164)	1,600	144	3,571
General and administrative	3,173	3,837	10,943	11,588
	56,037	52,102	165,508	151,612
Real estate operating income	21,071	18,448	62,404	57,131
Other income (expense)
Interest expense	(15,985)	(16,443)	(47,286)	(50,071)
Other income	237	270	733	886
	(15,748)	(16,173)	(46,553)	(49,185)
Income from continuing operations	5,323	2,275	15,851	7,946
Discontinued operations:
Income from operations of properties sold or held for sale	514	4,087	1,175	10,833
Gain on sale of real estate	3,724	56,639	3,724	56,639
Income tax benefit (expense)	—	35	—	(1,138)
Net income	9,561	63,036	20,750	74,280
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(28)	—	(85)
Net income attributable to the controlling interests	$9,561	$63,008	$20,750	$74,195
Basic net income attributable to the controlling interests per share:
Continuing operations	$0.08	$0.03	$0.24	$0.12
Discontinued operations	0.06	0.92	0.07	1.00
Net income attributable to the controlling interests per share	$0.14	$0.95	$0.31	$1.12
Diluted net income attributable to the controlling interests per share:
Continuing operations	$0.08	$0.03	$0.24	$0.12
Discontinued operations	0.06	0.92	0.07	1.00
Net income attributable to the controlling interests per share	$0.14	$0.95	$0.31	$1.12
Weighted average shares outstanding – basic	66,246	66,017	66,227	65,953
Weighted average shares outstanding – diluted	66,379	66,064	66,363	65,987
Dividends declared per share	$0.3000	$0.4338	$1.1676	$1.3014

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9,561	$63,036	$20,750	$74,280
Other comprehensive income:
Change in fair value of interest rate hedge	—	476	—	1,309
Comprehensive income	9,561	63,512	20,750	75,589
Less: Net income attributable to noncontrolling interests	—	(28)	—	(85)
Comprehensive income attributable to the controlling interests	$9,561	$63,484	$20,750	$75,504

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$859,044	$3,788	$862,832
Net income attributable to the controlling interests	—	—	—	20,750	20,750	—	20,750
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	225	225
Dividends	—	—	—	(77,805)	(77,805)	—	(77,805)
Shares issued under dividend reinvestment program	55	—	1,315	—	1,315	—	1,315
Share options exercised	4	—	100	—	100	—	100
Share grants, net of share grant amortization and forfeitures	1	—	3,661	—	3,661	—	3,661
Balance, September 30, 2012	66,325	$662	$1,143,554	$(337,151)	$807,065	$3,999	$811,064

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$20,750	$74,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	77,803	75,130
Provision for losses on accounts receivable	2,847	3,009
Real estate impairment	—	599
Gain on sale of real estate	(3,724)	(56,639)
Amortization of share grants, net	3,996	4,138
Amortization of debt premiums, discounts and related financing costs	2,836	2,644
Changes in operating other assets	(14,317)	(19,070)
Changes in operating other liabilities	2,574	2,296
Net cash provided by operating activities	92,765	86,387
Cash flows from investing activities
Real estate acquisitions, net	(52,142)	(281,701)
Net cash received for sale of real estate	13,399	289,221
Capital improvements to real estate	(36,310)	(18,117)
Development in progress	(4,525)	(12,128)
Non-real estate capital improvements	(510)	(442)
Net cash used in investing activities	(80,088)	(23,167)
Cash flows from financing activities
Line of credit borrowings (repayments), net	(99,000)	93,000
Dividends paid	(77,805)	(86,190)
Net contributions from (distributions to) noncontrolling interests	211	(151)
Financing costs	(4,647)	(3,909)
Proceeds from dividend reinvestment program	1,315	3,850
Net proceeds from debt offering	298,314	—
Principal payments – mortgage notes payable	(25,527)	(12,403)
Notes payable repayments	(50,000)	(96,521)
Net proceeds from exercise of share options	100	1,088
Net cash provided by (used in) financing activities	42,961	(101,236)
Net increase (decrease) in cash and cash equivalents	55,638	(38,016)
Cash and cash equivalents at beginning of period	12,765	78,767
Cash and cash equivalents at end of period	$68,403	$40,751
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$42,415	$45,525

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Significant Accounting Policies
We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2011-04, Fair Value Measurement, which requires new disclosures about fair value measurements. Specifically, additional disclosures are required regarding significant unobservable inputs used for Level 3 fair value measurements, a company's valuation process, transfers between Levels 1 and 2 and hierarchy classifications for items whose fair value is not recorded on the balance sheet, but disclosed in the notes. For WRIT, the primary impact of this ASU was to require disclosure of the hierarchy classifications (Level 1, 2 or 3) for our disclosures of the fair values of financial instruments in our notes to the consolidated financial statements. We adopted this ASU on January 1, 2012.
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
Within these notes to the financial statements, we refer to the three months ended September 30, 2012 and September 30, 2011 as the “2012 Quarter” and the “2011 Quarter,” respectively, and the nine months ended September 30, 2012 and September 30, 2011 as the “2012 Period” and the “2011 Period,” respectively.
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
Reclassifications
During the second quarter of 2012, we identified certain immaterial classification errors in our consolidated statements of income and have determined that in this Quarterly Report on Form 10-Q and future periodic reports we will correct these reclassification errors by including within the subtotal “real estate operating income” impairment charges and acquisition costs, which had previously been included in “other income (expense).” These reclassifications totaled $1.6 million and $3.6 million for the 2011 Quarter and Period, respectively. These reclassifications decrease “real estate operating income” and increase “other income (expense)” by an equal and offsetting amount. As a result, these reclassifications did not change income from continuing operations, net income, cash flows or any other operating measure for the periods affected.
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

The results of operations from the acquired property are included in the consolidated statements of income as of its acquisition date. The difference in the contract purchase price and the cash paid for the acquisition per the consolidated statements of cash flows is due to credits received at settlement totaling $0.1 million.

Variable Interest Entities
On June 15, 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.0 million, with approximately 70% of the project financed with debt. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

On November 23, 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

We have determined that the 650 North Glebe Road and 1225 First Street joint ventures are variable interest entities (“VIE's”) primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs will be financed through debt. We have also determined that WRIT is the primary beneficiary of each VIE due to the fact that WRIT is providing 90% to 95% of the equity contributions and will manage each property after stabilization.

We include the joint venture land acquisitions on our consolidated balance sheets in held for development. As of September 30,

2012 and December 31, 2011, the land and capitalized development costs are as follows (in millions):

	September 30, 2012	December 31, 2011
650 North Glebe	$15.1	$13.4
1225 First Street	$17.5	$14.4

As of September 30, 2012 and December 31, 2011, the accounts payable and accrued liabilities related to the joint ventures are as follows (in millions):

	September 30, 2012	December 31, 2011
650 North Glebe	$0.2	$0.1
1225 First Street	$0.6	$0.2
Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by GAAP. Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. During the 2012 Quarter, one office property and one medical office property, the Atrium Building and Plumtree Medical Center, met the held for sale criteria and were classified as held for sale as of September 30, 2012. Additionally, we sold 1700 Research Boulevard, an office property, during the 2012 Quarter.
We classified the following properties as held for sale or sold during 2011 and the 2012 Period:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Purchase Price (In millions)
August 31, 2012	1700 Research Boulevard	Office	101,000	$14.3
N/A	Plumtree Medical Center	Medical Office	33,000	N/A
N/A	Atrium Building	Office	80,000	N/A
		Total 2012	214,000	$14.3

Various (1)	Industrial Portfolio(1)	Industrial/Office	3,092,000	$350.9
April 5, 2011	Dulles Station, Phase I	Office	180,000	58.8
		Total 2011	3,272,000	$409.7

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

Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Revenues	$1,088	$7,978	$3,560	$29,688
Property expenses	(419)	(2,281)	(1,327)	(9,012)
Real estate impairment	—	—	—	(599)
Depreciation and amortization	(91)	(1,314)	(867)	(8,353)
Interest expense	(64)	(296)	(191)	(891)
Income from operations of properties sold or held for sale	$514	$4,087	$1,175	$10,833
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(28)	—	(85)
Income from operations of properties sold or held for sale attributable to the controlling interests	$514	$4,059	$1,175	$10,748

Operating income (loss) by each property classified as discontinued operations is summarized below (in thousands):

		Quarter Ended September 30,		Period Ended September 30,
Property	Segment	2012	2011	2012	2011
Industrial Portfolio	Industrial/Office	$—	$3,655	$—	$9,990
Dulles Station, Phase I	Office	—	—	—	(468)
1700 Research Boulevard	Office	106	150	225	521
Atrium Building	Office	320	269	833	737
Plumtree Medical Center	Medical Office	88	13	117	53
		$514	$4,087	$1,175	$10,833

The operating loss for Dulles Station I for the 2011 Period includes a $0.6 million impairment charge to reflect the property’s fair value less any selling costs based on its contract sales price.
The impact of the disposal of our industrial segment on revenues and net income for the 2011 Quarter and Period is summarized as follows (amounts in thousands, except per share data):

	Quarter Ended September 30,	Period Ended September 30,
	2011	2011
Real estate revenues	$6,053	$22,503
Net income	$3,297	$9,340
Basic net income per share	$0.05	$0.14
Diluted net income per share	$0.05	$0.14

NOTE 4: MORTGAGE NOTES PAYABLE

On August 1, 2012, we repaid without penalty the remaining $21.3 million of principal on the mortgage note secured by Frederick Crossing.
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of September 30, 2012, we maintained a $100.0 million unsecured line of credit ("Credit Facility No. 1") maturing in June 2015 and a $400.0 million unsecured line of credit ("Credit Facility No. 2") maturing in July 2016. Credit Facilities No. 1 and 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments.
The amounts of these lines of credit unused and available at September 30, 2012 are as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100.0	$400.0
Borrowings outstanding	—	—
Letters of credit issued	(0.8)	—
Unused and available	$99.2	$400.0

We executed borrowings and repayments on the unsecured lines of credit during the 2012 Quarter as follows (in millions):

	Credit Facility No. 1	Credit Facility No. 2
Balance at June 30, 2012	$74.0	$147.0
Borrowings	—	21.0
Repayments	(74.0)	(168.0)
Balance at September 30, 2012	$—	$—
NOTE 6: NOTES PAYABLE
In September 2012, we issued $300.0 million of 3.95% unsecured notes due on October 15, 2022. The notes were issued at a price to the public of 99.438% of their principal amount, and interest is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2013. The notes bear an effective interest rate of 4.018% and our net proceeds were $296.4 million. The notes may be redeemed in whole or in part at any time before maturity at the redemption price described in the Prospectus Supplement dated September 12, 2012. The proceeds were used to repay borrowings on our lines of credit and for general corporate purposes.
NOTE 7: STOCK BASED COMPENSATION
WRIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that provide for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards, was as follows (in millions):

	Quarter Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1.3	$1.4	$4.0	$4.1

Restricted Share Awards
The total fair values of share grants vested was as follows (in millions):

	Quarter Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Fair value of share grants vested	$—	$—	$0.3	$0.3
The total unvested restricted share awards at September 30, 2012 was 306,300 shares, which had a weighted average grant date fair value of $28.17 per share.
As of September 30, 2012, the total compensation cost related to non-vested restricted share awards was $3.4 million, which we expect to recognize as compensation expense over a weighted average period of 22 months.

NOTE 8: FAIR VALUE DISCLOSURES
Financial Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at September 30, 2012 and December 31, 2011 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair value of these assets at September 30, 2012 and December 31, 2011 is as follows (in millions):

	September 30, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2.3	$—	$2.3	$—	$1.7	$—	$1.7	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2012 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2012.
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

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$68,403	$68,403	$12,765	$12,765
Restricted cash	$19,615	$19,615	$19,229	$19,229
2445 M Street note receivable	$6,585	$7,438	$6,975	$7,721
Mortgage notes payable	$398,511	$434,029	$423,291	$463,238
Lines of credit payable	$—	$—	$99,000	$99,000
Notes payable	$906,058	$978,498	$657,470	$713,797
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

The following tables set forth the computation of basic and diluted earnings per share (amounts in thousands; except per share data):

	Quarter Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$5,323	$2,275	$15,851	$7,946
Allocation of undistributed earnings to unvested restricted share awards	(70)	(14)	(371)	(48)
Adjusted income from continuing operations attributable to the controlling interests	5,253	2,261	15,480	7,898
Income from discontinued operations, including gain on sale of real estate, net of taxes	4,238	60,761	4,899	66,334
Net income attributable to noncontrolling interests	—	(28)	—	(85)
Allocation of undistributed earnings to unvested restricted share awards	(55)	(371)	(114)	(404)
Adjusted income from discontinuing operations attributable to the controlling interests	4,183	60,362	4,785	65,845
Adjusted net income attributable to the controlling interests	$9,436	$62,623	$20,265	$73,743
Denominator:
Weighted average shares outstanding – basic	66,246	66,017	66,227	65,953
Effect of dilutive securities:
Operating partnership units	117	—	117	—
Employee stock options and restricted share awards	16	47	19	34
Weighted average shares outstanding – diluted	66,379	66,064	66,363	65,987
Earnings per common share, basic:
Continuing operations	$0.08	$0.03	$0.24	$0.12
Discontinued operations	0.06	0.92	0.07	1.00
	$0.14	$0.95	$0.31	$1.12
Earnings per common share, diluted:
Continuing operations	$0.08	$0.03	$0.24	$0.12
Discontinued operations	0.06	0.92	0.07	1.00
	$0.14	$0.95	$0.31	$1.12
NOTE 10: SEGMENT INFORMATION
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
The following tables present revenues, net operating income, capital expenditures and total assets for the 2012 and 2011 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Quarter Ended September 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,832	$11,282	$13,604	$13,390	$—	$77,108
Real estate expenses	14,593	3,895	3,015	5,398	—	26,901
Net operating income	$24,239	$7,387	$10,589	$7,992	$—	$50,207
Depreciation and amortization						(26,127)
General and administrative						(3,173)
Acquisition costs						164
Interest expense						(15,985)
Other income						237
Discontinued operations:
Income from operations of properties sold or held for sale						514
Gain on sale of real estate						3,724
Net income						9,561
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$9,561
Capital expenditures	$10,058	$2,399	$832	$1,496	$95	$14,880
Total assets	$1,144,975	$343,876	$361,383	$247,508	$101,053	$2,198,795

	Quarter Ended September 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$34,026	$11,153	$12,500	$12,871	$—	$—	$70,550
Real estate expenses	11,717	3,616	3,067	5,157	—	—	23,557
Net operating income	$22,309	$7,537	$9,433	$7,714	$—	$—	$46,993
Depreciation and amortization							(23,108)
Acquisition costs							(1,600)
General and administrative							(3,837)
Interest expense							(16,443)
Other income							270
Discontinued operations:
Income tax benefit							35
Income from operations of properties sold or held for sale							4,087
Gain on sale of real estate							56,639
Net income							63,036
Less: Net income attributable to noncontrolling interests in subsidiaries							(28)
Net income attributable to the controlling interests							$63,008
Capital expenditures	$4,808	$926	$817	$1,260	$(93)	$211	$7,929
Total assets	$1,134,692	$349,469	$369,162	$235,448	$73,494	$74,087	$2,236,352

	Period Ended September 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$113,830	$33,580	$41,019	$39,483	$—	$227,912
Real estate expenses	41,245	11,325	9,488	15,427	—	77,485
Net operating income	$72,585	$22,255	$31,531	$24,056	$—	$150,427
Depreciation and amortization						(76,936)
Acquisition costs						(144)
General and administrative						(10,943)
Interest expense						(47,286)
Other income						733
Discontinued operations:
Income from operations of properties sold or held for sale						1,175
Gain on sale of real estate						3,724
Net income						20,750
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$20,750
Capital expenditures	$25,076	$5,020	$2,246	$3,968	$510	$36,820

	Period Ended September 30, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$100,409	$33,377	$36,884	$38,073	$—	$—	$208,743
Real estate expenses	33,994	10,610	10,228	14,844	—	—	69,676
Net operating income	$66,415	$22,767	$26,656	$23,229	$—	$—	$139,067
Depreciation and amortization							(66,777)
Acquisition costs							(3,571)
General and administrative							(11,588)
Interest expense							(50,071)
Other income							886
Discontinued operations:
Income tax expense							(1,138)
Income from operations of properties sold or held for sale							10,833
Gain on sale of real estate							56,639
Net income							74,280
Less: Net income attributable to noncontrolling interests in subsidiaries							(85)
Net income attributable to the controlling interests							$74,195
Capital expenditures	$10,641	$2,883	$2,288	$1,901	$404	$442	$18,559

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
We refer to the three months ended September 30, 2012 and September 30, 2011 as the “2012 Quarter” and the “2011 Quarter,” respectively, and the nine months ended September 30, 2012 and September 30, 2011 as the “2012 Period” and the “2011 Period,” respectively.
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
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A;

•	Results of Operations. Discussion of our financial results comparing the 2012 Quarter to the 2011 Quarter and the 2012 Period to the 2011 Period;

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows; and

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization, interest expense and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income;

•	Funds From Operations (“FFO”), calculated as set forth below under the caption “Funds from Operations.” FFO is a non-GAAP supplemental measure to net income;

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period;

•	Leased percentage, calculated as the percentage of physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment;

•	Rental rates; and

•	Leasing activity, including new leases, renewals and expirations.
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
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2012, we owned a diversified portfolio of 71 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 71 properties consisted of 26 office properties, 18 medical office properties, 16 retail centers and 11 multifamily properties.
Operating Results
Our results of operations were as follows (in thousands):

	2012 Quarter	2011 Quarter	$ Change	% Change
Real estate rental revenue	$77,108	$70,550	$6,558	9.3%
NOI (1)	$50,207	$46,993	$3,214	6.8%
Net income attributable to the controlling interests	$9,561	$63,008	$(53,447)	(84.8)%
FFO (2)	$32,055	$30,756	$1,299	4.2%

(1) See page 26 of the MD&A for reconciliations of NOI to net income.
(2) See page 41 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to acquisitions made during 2011 and 2012. NOI for the same-store portfolio decreased by $0.6 million primarily due to higher real estate taxes caused by higher assessments on our properties. Additionally, higher rental rates in our same-store portfolio were offset by lower occupancy in the office segment, reflecting continued difficulties in leasing vacant space. For the Washington metro region, overall office vacancy was 13.1% for the 2012 Quarter, up from 12.1% one year ago, according to Delta Associates/Transwestern Commercial Services ("Delta"). We expect real estate market conditions to remain challenging for the remainder of 2012 and into 2013, as, according to Delta, uncertainty over the Federal budget and the broader economic climate is causing hesitancy among tenants and dampening leasing activity.
Capital Requirements
During the 2012 Quarter we issued $300.0 million of 3.95% unsecured notes due October 15, 2022, with net proceeds of $296.4 million. We used a portion of the proceeds to pay down the outstanding balances on our unsecured lines of credit.
As of September 30, 2012, our unsecured lines of credit had no borrowings outstanding and $0.8 million in letters of credit issued, leaving a remaining borrowing capacity of $499.2 million.
Credit Facility No. 1 is a $100.0 million unsecured credit facility with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The facility matures in June 2015, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120.0 basis points (an increase from 107.5 basis points due to a downgrade in our credit ratings in August 2012).
Credit Facility No. 2 is a $400.0 million unsecured credit facility with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. The facility matures in July 2016, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120.0 basis points (an increase from 107.5 basis points due to a downgrade in our credit ratings in August 2012).

Significant Transactions
We summarize below our significant transactions during the 2012 and 2011 Periods:
2012 Period

•	The issuance of $300.0 million of 3.95% unsecured notes due October 15, 2022, with net proceeds of $296.4 million. The notes bear an effective interest rate of 4.018%.

•	The disposition of 1700 Research Boulevard, a 101,000 square foot office building, for a contract sales price of $14.25 million, generating a gain on sale of $3.7 million.

•	The acquisition of an office building, Fairgate at Ballston, for $52.3 million, adding approximately 147,000 square feet. We incurred $0.2 million in acquisition costs related to this transaction.

•
The execution of an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120.0 basis points.

•
The execution of an amended and restated credit agreement for Credit Facility No. 2, our $400.0 million unsecured line of credit, to extend the maturity date of the facility to July 2016, with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 120.0 basis points.

•
The execution of new leases for 0.7 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 12.1% over expiring leases.

2011 Period

•
The execution of five separate sale contracts for the disposition of our industrial segment and two office properties for a contract sales price of $350.9 million. We closed on the first three of the sale contracts during the 2011 Quarter, on September 2, 2011. We closed on the final two sale contracts subsequent to the end of the 2011 Quarter, on October 3, 2011 and November 1, 2011.

•	The disposition of Dulles Station I, a 180,000 square foot office building in Herndon, Virginia, for a contract sales price of $58.8 million.

•	The acquisition of four office buildings, 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II, for $301.8 million, adding approximately 882,000 square feet.

•
The acquisition of a retail property, Olney Village Center, for $58.0 million, adding approximately 199,000 square feet. We incurred $3.6 million in acquisition costs related to the office and retail acquisitions.

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

•
The execution of new leases for 0.8 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 9.5% from expiring leases.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2012 and 2011 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations is summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Minimum base rent	$67,637	$62,557	$5,080	8.1%	$199,920	$184,463	$15,457	8.4%
Recoveries from tenants	7,209	6,221	988	15.9%	21,584	18,902	2,682	14.2%
Provisions for doubtful accounts	(1,271)	(1,189)	(82)	6.9%	(3,809)	(3,290)	(519)	15.8%
Lease termination fees	145	176	(31)	(17.6)%	471	288	183	63.5%
Parking and other tenant charges	3,388	2,785	603	21.7%	9,746	8,380	1,366	16.3%
	$77,108	$70,550	$6,558	9.3%	$227,912	$208,743	$19,169	9.2%

Minimum Base Rent: Minimum base rent increased by $5.1 million in the 2012 Quarter primarily due to acquisitions ($5.0 million) and higher rental rates ($0.9 million) at same-store properties, partially offset by lower occupancy ($0.6 million) at same-store properties.

Minimum base rent increased by $15.5 million in the 2012 Period primarily due to acquisitions ($15.5 million). At same-store properties, higher rental rates ($3.0 million) were offset by lower occupancy ($2.2 million), lower amortization of acquisition-related intangible lease assets ($0.5 million) and higher rent abatements ($0.2 million).
Recoveries from Tenants: Recoveries from tenants increased by $1.0 million in the 2012 Quarter primarily due to acquisitions ($0.7 million), and higher reimbursements for real estate taxes ($0.3 million) at same-store properties.
Recoveries from tenants increased by $2.7 million in the 2012 Period primarily due to acquisitions ($2.8 million). At same-store properties, lower operating expense reimbursements ($0.7 million) were offset by higher reimbursements for real estate taxes ($0.6 million).
Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.1 million in the 2012 Quarter due to higher provisions in the office ($0.1 million) and retail ($0.1 million) segments, partially offset by lower provisions in the medical office segment ($0.1 million).
Provisions for doubtful accounts increased by $0.5 million in the 2012 Period due to higher provisions in the office ($0.3 million) and retail ($0.5 million) segments, partially offset by lower provisions in the medical office segment ($0.3 million).
Lease Termination Fees: Lease termination fees were flat in the 2012 Quarter and increased by $0.2 million in the 2012 Period, primarily in the office segment.
Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.6 million in the 2012 Quarter primarily due to acquisitions ($0.3 million), and higher parking income ($0.1 million) from same-store properties.
Parking and other tenant charges increased by $1.4 million in the 2012 Period primarily due to acquisitions ($0.7 million) and higher parking income ($0.2 million) and antenna rent ($0.1 million) from same-store properties.

A summary of occupancy for properties classified as continuing operations by segment follows:

	As of September 30,
	2012	2011	Change
Office	86.2%	88.5%	(2.3)%
Medical Office	84.6%	87.0%	(2.4)%
Retail	92.8%	92.3%	0.5%
Multifamily	94.8%	94.0%	0.8%
Total	89.2%	90.3%	(1.1)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the NOI section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Property operating expenses	$18,723	$17,272	$1,451	8.4%	$54,107	$50,228	$3,879	7.7%
Real estate taxes	8,178	6,285	1,893	30.1%	23,378	19,448	3,930	20.2%
	$26,901	$23,557	$3,344	14.2%	$77,485	$69,676	$7,809	11.2%

Real estate expenses as a percentage of revenue were 34.9% and 33.4% for the 2012 and 2011 Quarters, respectively, and 34.0% and 33.4% for the 2012 and 2011 Periods, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.5 million in the 2012 Quarter primarily due to properties acquired in 2011 and 2012.
Property operating expenses increased by $3.9 million in the 2012 Period primarily due to properties acquired in 2011 and 2012 ($4.4 million) and higher administrative expenses ($0.4 million) at same-store properties, partially offset by lower utilities expenses ($0.9 million) at same-store properties.
Real Estate Taxes: Real estate taxes increased by $1.9 million in the 2012 Quarter primarily due to higher assessments ($1.2 million) on our same-store properties and acquisitions ($0.7 million).
Real estate taxes increased by $3.9 million in the 2012 Period primarily due to acquisitions ($2.3 million) and higher assessments ($1.6 million) on our same-store properties.

Other Operating Expenses
Other operating expenses are summarized as follows (all data in thousands except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Depreciation and amortization	$26,127	$23,108	$3,019	13.1%	$76,936	$66,777	$10,159	15.2%
Interest expense	15,985	16,443	(458)	(2.8)%	47,286	50,071	(2,785)	(5.6)%
Acquisition costs	(164)	1,600	(1,764)	(110.3)%	144	3,571	(3,427)	(96.0)%
General and administrative	3,173	3,837	(664)	(17.3)%	10,943	11,588	(645)	(5.6)%
	$45,121	$44,988	$133	0.3%	$135,309	$132,007	$3,302	2.5%

Depreciation and Amortization: Depreciation and amortization expense increased by $3.0 million and $10.2 million in the 2012 Quarter and Period, respectively, primarily due to acquisitions.

Interest Expense: A summary of interest expense by debt type for the 2012 and 2011 Quarters and Periods appear below (in millions, except percentage amounts):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Notes payable	$8.9	$9.1	$(0.2)	(2.2)%	$26.5	$29.9	$(3.4)	(11.4)%
Mortgages	6.3	5.6	0.7	12.5%	19.1	16.7	2.4	14.4%
Lines of credit/short-term note payable	1.2	1.9	(0.7)	(36.8)%	2.9	3.9	(1.0)	(25.6)%
Capitalized interest	(0.4)	(0.2)	(0.2)	100.0%	(1.2)	(0.4)	(0.8)	200.0%
Total	$16.0	$16.4	$(0.4)	(2.4)%	$47.3	$50.1	$(2.8)	(5.6)%

Interest expense from notes payable decreased in the 2012 Quarter and Period primarily due to the paydown of our 5.05% unsecured notes and 5.95% unsecured notes, partially offset by the issuance of our 3.95% unsecured notes. Interest expense from mortgage notes increased primarily due to the assumption of mortgage notes with the acquisitions of Olney Village center and John Marshall II during 2011. Interest expense from our unsecured lines of credit decreased due lower borrowings. Capitalized interest increased due to expenditures on our two joint ventures to develop multifamily properties at 650 North Glebe Road and 1225 First Street (formerly 1219 First Street).

Acquisition Costs: Acquisition costs decreased by $1.8 million and $3.4 million in the 2012 Quarter and Period, respectively, due to the higher volume of acquisition activity during 2011.
General and Administrative Expense: General and administrative expense decreased by $0.7 million and $0.6 million in the 2012 Quarter and Period, respectively, primarily due to lower compensation expense caused by lower estimates for share-based compensation and severance in 2011 associated with the Industrial Portfolio disposition.
Discontinued Operations
We dispose of assets (sometimes using tax-deferred exchanges) that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified by GAAP. Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. During the 2012 Quarter, Plumtree Medical Center, a medical office property, and the Atrium Building, an office property, met the held for sale criteria and were classified as held for sale as of September 30, 2012. Additionally, we sold 1700 Research Boulevard, an office property, during the 2012 Quarter.

Properties we sold or classified as held for sale during 2011 and the 2012 Period are as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (in millions)
August 31, 2012	1700 Research Boulevard	Office	101,000	$14.3
N/A	Plumtree Medical Center	Medical Office	33,000	N/A
N/A	Atrium Building	Office	80,000	N/A
		Total 2012	214,000	$14.3

Various	Industrial Portfolio(1)	Office/Industrial	3,092,000	$350.9
April 5, 2011	Dulles Station, Phase I	Office	180,000	$58.8
		2011 Total	3,272,000	$409.7

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

Business Park I and II.
Operating results of the properties classified as discontinued operations are summarized as follows (in thousands, except for percentages):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Revenues	$1,088	$7,978	$(6,890)	(86.4)%	$3,560	$29,688	$(26,128)	(88.0)%
Property expenses	(419)	(2,281)	1,862	(81.6)%	(1,327)	(9,012)	7,685	(85.3)%
Real estate impairment	—	—	—	—%	—	(599)	599	—
Depreciation and amortization	(91)	(1,314)	1,223	(93.1)%	(867)	(8,353)	7,486	(89.6)%
Interest expense	(64)	(296)	232	(78.4)%	(191)	(891)	700	(78.6)%
Total	$514	$4,087	$(3,573)	(87.4)%	$1,175	$10,833	$(9,658)	(89.2)%
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

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$69,526	$68,967	$559	0.8%
Non-same-store (1)	7,582	1,583	5,999	379.0%
Total real estate rental revenue	$77,108	$70,550	$6,558	9.3%
Real Estate Expenses
Same-store	$24,331	$23,134	$1,197	5.2%
Non-same-store (1)	2,570	423	2,147	507.6%
Total real estate expenses	$26,901	$23,557	$3,344	14.2%
NOI
Same-store	$45,195	$45,833	$(638)	(1.4)%
Non-same-store (1)	5,012	1,160	3,852	332.1%
Total NOI	$50,207	$46,993	$3,214	6.8%
Reconciliation to Net Income
NOI	$50,207	$46,993
Depreciation and amortization	(26,127)	(23,108)
General and administrative expenses	(3,173)	(3,837)
Interest expense	(15,985)	(16,443)
Other income	237	270
Acquisition costs	164	(1,600)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	514	4,087
Gain on sale of real estate	3,724	56,639
Income tax benefit	—	35
Net income	9,561	63,036
Less: Net income attributable to noncontrolling interests	—	(28)
Net income attributable to the controlling interests	$9,561	$63,008

Occupancy	2012	2011
Same-store	89.5%	90.5%
Non-same-store (1)	87.6%	89.6%
Total	89.2%	90.3%

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
(2)Discontinued operations include gains on disposals and income from operations for:
2012 held for sale and sold – Plumtree Medical Center, the Atrium Building and 1700 Research Boulevard
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio
Real estate rental revenue from same-store properties increased by $0.6 million in the 2012 Quarter primarily due to higher rental rates ($0.9 million) and reimbursements for real estate taxes ($0.3 million), partially offset by lower occupancy ($0.6 million).
Real estate expenses from same-store properties increased by $1.2 million in the 2012 Quarter due to higher real estate tax assessments.
The decrease in same-store occupancy was the result of difficulties in leasing vacant space in the office segment. The increase in non-same-store occupancy reflects the acquisitions made during 2011 and 2012. During the 2012 Quarter, 67.4% of the commercial square footage expiring was renewed as compared to 60.3% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 221,344 commercial square feet at an average rental rate of $36.35 per square foot, an increase of 11.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $31.78 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$32,800	$33,100	$(300)	(0.9)%
Non-same-store (1)	6,032	926	5,106	551.4%
Total real estate rental revenue	$38,832	$34,026	$4,806	14.1%
Real Estate Expenses
Same-store	$12,463	$11,542	$921	8.0%
Non-same-store (1)	2,130	175	1,955	1,117.1%
Total real estate expenses	$14,593	$11,717	$2,876	24.5%
NOI
Same-store	$20,337	$21,558	$(1,221)	(5.7)%
Non-same-store (1)	3,902	751	3,151	419.6%
Total NOI	$24,239	$22,309	$1,930	8.7%

Occupancy	2012	2011
Same-store	85.3%	87.7%
Non-same-store (1)	91.9%	95.3%
Total	86.2%	88.5%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
2011 acquisitions – Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $0.3 million in the 2012 Quarter primarily due to lower occupancy ($0.6 million) and higher reserves for uncollectible revenue ($0.1 million), partially offset by higher rental rates ($0.2 million) and reimbursements for real estate taxes ($0.2 million).
Real estate expenses from same-store properties increased by $0.9 million due to higher real estate tax assessments.
The decrease in same-store occupancy was primarily due to lower occupancy at 6110 Executive Boulevard and 7900 Westpark Drive. The non-same-store occupancy of 91.9% reflects high occupancy at Braddock Metro Center and John Marshall II, partially offset by Fairgate at Ballston, which was 83.0% occupied at the end of the 2012 Quarter. During the 2012 Quarter, 53.0% of the square footage that expired was renewed compared to 65.0% in the 2011 Quarter, excluding properties sold or classified as held for sale. During the 2012 Quarter, we executed new leases for 145,452 square feet of office space at an average rental rate of $36.35 per square foot, an increase of 11.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $35.59 per square foot.

Medical Office Segment:

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$11,015	$10,969	$46	0.4%
Non-same-store (1)	267	184	83	45.1%
Total real estate rental revenue	$11,282	$11,153	$129	1.2%
Real Estate Expenses
Same-store	$3,744	$3,469	$275	7.9%
Non-same-store (1)	151	147	4	2.7%
Total real estate expenses	$3,895	$3,616	$279	7.7%
NOI
Same-store	$7,271	$7,500	$(229)	(3.1)%
Non-same-store (1)	116	37	79	213.5%
Total NOI	$7,387	$7,537	$(150)	(2.0)%

Occupancy	2012	2011
Same-store	88.0%	91.2%
Non-same-store (1)	35.9%	27.0%
Total	84.6%	87.0%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties increased by an immaterial amount in 2012 Quarter as higher rental rates ($0.2 million) and lower provisions for uncollectible revenue ($0.1 million) were offset by lower occupancy ($0.1 million) and lower reimbursements for operating expenses ($0.1 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2012 Quarter primarily due to higher real estate tax assessments.
The decrease in same-store occupancy was driven by lower occupancy at 8501 Arlington Boulevard. The increase in non-same-store occupancy to 35.9% in the 2012 Quarter reflects the continued lease-up of 19500 at Riverside Office Park, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2012 Quarter, 69.4% of the square footage that expired was renewed compared to 72.1% in the 2011 Quarter. During the 2012 Quarter, we executed new leases (excluding first generation leases) for 43,766 square feet of medical office space at an average rental rate of $33.30, an increase of 5.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $37.52 per square foot.

Retail Segment:

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$12,321	$12,027	$294	2.4%
Non-same-store (1)	1,283	473	810	171.2%
Total real estate rental revenue	$13,604	$12,500	$1,104	8.8%
Real Estate Expenses
Same-store	$2,726	$2,966	$(240)	(8.1)%
Non-same-store (1)	289	101	188	186.1%
Total real estate expenses	$3,015	$3,067	$(52)	(1.7)%
NOI
Same-store	$9,595	$9,061	$534	5.9%
Non-same-store (1)	994	372	622	167.2%
Total NOI	$10,589	$9,433	$1,156	12.3%

Occupancy	2012	2011
Same-store	92.7%	91.6%
Non-same-store (1)	94.0%	100.0%
Total	92.8%	92.3%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
Real estate rental revenue from same-store properties increased by $0.3 million in the 2012 Quarter primarily due to higher occupancy ($0.2 million) and rental rates ($0.1 million).
Real estate expenses from same-store properties decreased by $0.2 million in the 2012 Quarter primarily due to lower real estate taxes ($0.1 million) and common area maintenance ($0.1 million).
The increase in same-store occupancy was driven by higher occupancy at Montrose Shopping Center and Frederick Crossing, partially offset by lower occupancy at Bradlee Shopping Center. The non-same-store occupancy of 94.0% reflects the acquisition of Olney Village Center. During the 2012 Quarter, 83.4% of the square footage that expired was renewed compared to 15.9% in the 2011 Quarter. During the 2012 Quarter, we executed new leases for 32,126 square feet of retail space at an average rental rate of $40.50, an increase of 16.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $6.70 per square foot.

Multifamily Segment:

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue	$13,390	$12,871	$519	4.0%

Real Estate Expenses	$5,398	$5,157	$241	4.7%

NOI	$7,992	$7,714	$278	3.6%

Occupancy	2012	2011
Total	94.8%	94.0%

Real estate rental revenue increased by $0.5 million in the 2012 Quarter due to higher rental rates.
Real estate expenses increased by $0.2 million in the 2012 Quarter primarily due to higher real estate taxes.
The increase in occupancy was driven by higher occupancy at the Ashby at McLean and Bethesda Hill Apartments, partially offset by lower occupancy at the Kenmore.

2012 Period Compared to 2011 Period
The following tables of selected operating data provide the basis for our discussion of NOI in the 2012 Period compared to the 2011 Period. All amounts are in thousands except percentage amounts.

	Period Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$198,749	$198,855	$(106)	(0.1)%
Non-same-store (1)	29,163	9,888	19,275	194.9%
Total real estate rental revenue	$227,912	$208,743	$19,169	9.2%
Real Estate Expenses
Same-store	$66,748	$65,657	$1,091	1.7%
Non-same-store (1)	10,737	4,019	6,718	167.2%
Total real estate expenses	$77,485	$69,676	$7,809	11.2%
NOI
Same-store	$132,001	$133,198	$(1,197)	(0.9)%
Non-same-store (1)	18,426	5,869	12,557	214.0%
Total NOI	$150,427	$139,067	$11,360	8.2%
Reconciliation to Net Income
NOI	$150,427	$139,067
Depreciation and amortization	(76,936)	(66,777)
General and administrative expenses	(10,943)	(11,588)
Interest expense	(47,286)	(50,071)
Other income	733	886
Acquisition costs	(144)	(3,571)
Discontinued operations:
Income tax expense	—	(1,138)
Income (loss) from operations of properties sold or held for sale (2)	1,175	10,833
Gain on sale of real estate	3,724	56,639
Net income	20,750	74,280
Less: Net income attributable to noncontrolling interests	—	(85)
Net income attributable to the controlling interests	$20,750	$74,195

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
(2)Discontinued operations include gains on disposals and income from operations for:
2012 held for sale and sold – Plumtree Medical Center, the Atrium Building and 1700 Research Boulevard
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio
Real estate rental revenue from same-store properties decreased by $0.1 million in the 2012 Period primarily due to lower occupancy ($2.2 million), higher reserves for uncollectible revenue ($0.5 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($3.0 million).
Real estate expenses from same-store properties increased by $1.1 million in the 2012 Period primarily due to higher real estate tax assessments ($1.6 million) and administrative expenses ($0.4 million), partially offset by lower utilities ($0.9 million).
During the 2012 Period, 61.7% of the commercial square footage expiring was renewed as compared to 65.9% in the 2011 Period,

excluding properties sold or classified as held for sale. During the 2012 Period, we executed new leases (excluding first generation leases at recently-built properties) for 686,762 commercial square feet at an average rental rate of $32.86 per square foot, an increase of 12.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $34.66 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Period Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$89,336	$91,425	$(2,089)	(2.3)%
Non-same-store (1)	24,494	8,984	15,510	172.6%
Total real estate rental revenue	$113,830	$100,409	$13,421	13.4%
Real Estate Expenses
Same-store	$31,899	$30,528	$1,371	4.5%
Non-same-store (1)	9,346	3,466	5,880	169.6%
Total real estate expenses	$41,245	$33,994	$7,251	21.3%
NOI
Same-store	$57,437	$60,897	$(3,460)	(5.7)%
Non-same-store (1)	15,148	5,518	9,630	174.5%
Total NOI	$72,585	$66,415	$6,170	9.3%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
2011 acquisitions – 1140 Connecticut Ave, 1227 25th Street, Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $2.1 million in the 2012 Period primarily due to lower occupancy ($2.0 million), higher provisions for uncollectible revenue ($0.3 million) and lower operating expense reimbursements ($0.3 million), partially offset by higher rental rates ($0.7 million).
Real estate expenses from same-store properties increased by $1.4 million in the 2012 Period primarily due to higher real estate tax assessments ($1.0 million), lower recoveries of bad debt ($0.3 million), higher maintenance payroll ($0.2 million), and higher administrative costs ($0.2 million), partially offset by lower utilities ($0.6 million).
During the 2012 Period, 55.4% of the square footage that expired was renewed compared to 54.3% in the 2011 Period, excluding properties sold or classified as held for sale. During the 2012 Period, we executed new leases for 399,988 square feet of office space at an average rental rate of $35.55 per square foot, an increase of 13.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $44.03 per square foot.

Medical Office Segment:

	Period Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$32,824	$32,946	$(122)	(0.4)%
Non-same-store (1)	756	431	325	75.4%
Total real estate rental revenue	$33,580	$33,377	$203	0.6%
Real Estate Expenses
Same-store	$10,840	$10,158	$682	6.7%
Non-same-store (1)	485	452	33	7.3%
Total real estate expenses	$11,325	$10,610	$715	6.7%
NOI
Same-store	$21,984	$22,788	$(804)	(3.5)%
Non-same-store (1)	271	(21)	292	(1,390.5)%
Total NOI	$22,255	$22,767	$(512)	(2.2)%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.1 million in the 2012 Period primarily due to lower occupancy ($0.4 million) and lower reimbursements for operating expenses ($0.3 million) and real estate taxes ($0.1 million), partially offset by higher rental rates ($0.5 million) and lower reserves for uncollectible revenue ($0.2 million).
Real estate expenses from same-store properties increased by $0.7 million in the 2012 Period primarily due to write-offs of uncollectible receivables ($0.3 million) and higher real estate tax assessments ($0.3 million).
During the 2012 Period, 58.4% of the square footage that expired was renewed compared to 74.3% in the 2011 Period. During the 2012 Period, we executed new leases (excluding first generation leases) for 144,748 square feet of medical office space at an average rental rate of $32.86, an increase of 9.2%, with average tenant improvements and commissions and incentives (including free rent) of $29.32 per square foot.

Retail Segment:

	Period Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$37,106	$36,411	$695	1.9%
Non-same-store (1)	3,913	473	3,440	727.3%
Total real estate rental revenue	$41,019	$36,884	$4,135	11.2%
Real Estate Expenses
Same-store	$8,582	$10,127	$(1,545)	(15.3)%
Non-same-store (1)	906	101	805	797.0%
Total real estate expenses	$9,488	$10,228	$(740)	(7.2)%
NOI
Same-store	$28,524	$26,284	$2,240	8.5%
Non-same-store (1)	3,007	372	2,635	708.3%
Total NOI	$31,531	$26,656	$4,875	18.3%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
Real estate rental revenue from same-store properties increased by $0.7 million in the 2012 Period primarily due to higher reimbursements for real estate taxes ($0.5 million) and higher occupancy ($0.5 million), partially offset by higher reserves for uncollectible revenue ($0.4 million).
Real estate expenses from same-store properties decreased by $1.5 million in the 2012 Period primarily due to lower write-offs of receivables ($1.1 million) caused by the liquidation of a large tenant in bankruptcy during the 2011 Quarter, and lower snow removal costs ($0.4 million).
During the 2012 Period, 74.8% of the square footage that expired was renewed compared to 85.2% in the 2011 Period. During the 2012 Period, we executed new leases for 142,026 square feet of retail space at an average rental rate of $25.72, an increase of 10.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $13.73 per square foot.

Multifamily Segment:

	Period Ended September 30,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue	$39,483	$38,073	$1,410	3.7%

Real Estate Expenses	$15,427	$14,844	$583	3.9%

NOI	$24,056	$23,229	$827	3.6%

Real estate rental revenue increased by $1.4 million in the 2012 Period due primarily to higher rental rates ($1.4 million) and lower rent abatements ($0.1 million), partially offset by lower occupancy ($0.3 million).
Real estate expenses increased by $0.6 million in the 2012 Period primarily due to higher real estate taxes ($0.4 million) and administrative expenses ($0.1 million).

Liquidity and Capital Resources
Capital Structure
We expect that we will have the capital requirements in 2012 listed below. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•
Approximately $45.0 - $60.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $1.0 million to fund first generation tenant-related capital requirements and leasing commissions;

•	Approximately $7.0 million to invest in our development projects;

•	Funding to cover any costs related to property acquisitions; and

•	Funding for potential property acquisitions throughout the remainder of 2012, with a portion expected to be offset by proceeds from potential property dispositions.
Debt Financing
Our total debt at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012	December 31, 2011
Fixed rate mortgages	$402,857	$427,710
Unsecured credit facilities	—	99,000
Unsecured notes payable	906,058	657,470
	$1,308,915	$1,184,180
Mortgage Debt
At September 30, 2012, our $402.9 million in fixed rate mortgages, which includes a net $3.8 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.0% and had a weighted average maturity of 3.8 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions. During the 2012 Quarter, we prepaid $21.3 million of mortgage notes payable without penalty using borrowings on our unsecured lines of credit. Subsequent to the end of 2012 Quarter, we repaid without penalty the remaining $7.8 million of principal on the mortgage note secured by 15005 Shady Grove and the remaining $4.6 million on the mortgage note secured by 9707 Medical Center from proceeds on our 3.95% unsecured notes issuance.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a $100.0 million unsecured credit facility, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The facility matures June 2015, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120.0 basis points. All outstanding advances are due and payable upon maturity in June 2015. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
Credit Facility No. 2 is a $400.0 million unsecured credit facility, with an accordion feature that allows us to increase the facility to $600.0 million, subject to additional lender commitments. The facility matures July 2016, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120.0 basis points. All outstanding advances are due and payable upon maturity in July 2016. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2012, we were in compliance with our loan covenants.
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
During the 2012 Quarter, we issued $300.0 million of 3.95% unsecured notes due October 15, 2022, with net proceeds of $296.4 million. We used a portion of the proceeds to pay down the outstanding balances on our unsecured lines of credit and to payoff a secured mortgage.
Our unsecured notes have maturities ranging from March 2013 through February 2028, as follows (in thousands):

September 30, 2012
Note Principal
5.125% notes due 2013	$60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
$910,000
Our unsecured notes contain covenants with which we must comply. These include:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2012, we were in compliance with our unsecured notes covenants.
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
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.3 million shares were outstanding at September 30, 2012.
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

We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We will use net proceeds for the sale of common shares under this program for the repayment of borrowings under our lines of credit, acquisitions and general corporate purposes. As of September 30, 2012, we have not issued any common shares under this new sales agency financing agreement.
Dividends
We currently pay dividends quarterly at a rate of $0.30 per share. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. When setting the dividend level, our Board looks in particular at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received.
The table below details our dividend and distribution payments for the 2012 and 2011 Quarters and Periods (in thousands):

	Quarter Ended September 30,				Period Ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Common dividends	$19,998	$28,804	$(8,806)	(30.6)%	$77,805	$86,190	$(8,385)	(9.7)%
Distributions to noncontrolling interests	—	44	(44)	(100.0)%	14	151	(137)	(90.7)%
	$19,998	$28,848	$(8,850)	(30.7)%	$77,819	$86,341	$(8,522)	(9.9)%

Dividends paid for the 2012 Quarter and Period decreased due to the reduction of our quarterly dividend rate from $0.4375 per share to $0.30 per share.
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend.
Historical Cash Flows
Consolidated cash flow information is summarized as follows (in millions):

	Period Ended September 30,
			Change
	2012	2011	$	%
Net cash provided by operating activities	$92.8	$86.4	$6.4	7.4%
Net cash used in investing activities	$(80.1)	$(23.2)	$(56.9)	245.3%
Net cash provided by (used in) financing activities	$43.0	$(101.2)	$144.2	(142.5)%

Cash provided by operating activities increased primarily due to the acquisitions made during 2011.
Cash used by investing activities increased primarily because the acquisition made during the 2012 Period was offset by a much smaller disposition, while the acquisitions made during the 2011 Period were substantially offset by the proceeds from the first phase of the sale of the Industrial Portfolio during the 2011 Period. Additionally, capital expenditures increased during the 2012 Period.
Cash provided by financing activities increased primarily due to the issuance of the 3.95% unsecured notes, partially offset by an increase in repayments on the lines of credit during the 2012 Period and a higher volume of note repayments during the 2011 Period.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the periods shown:

	Quarter Ended September 30,				Period Ended September 30,
	2012		2011		2012		2011
Earnings to fixed charges	1.30	x	1.12	x	1.30	x	1.15	x
Debt service coverage	2.80	x	2.67	x	2.78	x	2.70	x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods shown (in thousands):

	Quarter Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011
Net income attributable to the controlling interests	$9,561	$63,008	$20,750	$74,195
Adjustments:
Depreciation and amortization	26,127	23,108	76,936	66,777
Discontinued operations:
Depreciation and amortization	91	1,314	867	8,353
Income tax benefit (expense)	—	(35)	—	1,138
Real estate impairment	—	—	—	599
Gain on sale of real estate	(3,724)	(56,639)	(3,724)	(56,639)
FFO as defined by NAREIT	$32,055	$30,756	$94,829	$94,423
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
As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

Executive Compensation Matters

Introduction

The Compensation Committee of the Board of Trustees of Washington Real Estate Investment Trust (“WRIT”) considered various comments made by institutional proxy advisors with respect to WRIT's executive compensation program. As an initial matter, both Institutional Shareholder Services (ISS) and Glass Lewis recommended that shareholders vote FOR with respect to the advisory vote on executive compensation (i.e., “Say on Pay” vote) contained in WRIT's proxy statement, dated April 3, 2012. Further, at the annual meeting of shareholders held on May 24, 2012, the Say on Pay vote was as follows:

Votes FOR	Votes AGAINST	Abstentions
41,590,058	1,594,796	394,563
As a result, 96.3% of all votes cast were cast FOR WRIT's Say on Pay proposal. The Compensation Committee considers this voting level to be a significant endorsement of WRIT's current executive compensation program.

Notwithstanding the foregoing, the Compensation Committee desires to continue to enhance WRIT's executive compensation program to demonstrate alignment with WRIT shareholders, acknowledgment of best practices and transparency. In this regard, the Compensation Committee advises WRIT shareholders of the following matters.

Strengths of WRIT Executive Compensation Program

Effective January 1, 2011, the Compensation Committee adopted a new short-term incentive plan (STIP) and long-term incentive plan (LTIP). The new STIP and LTIP were expressly designed by the Compensation Committee to enhance alignment of WRIT executives with the interests of WRIT shareholders. In particular, the adoption of the STIP and LTIP, when compared to the prior short-term incentive plan (prior STIP) and the prior long-term incentive plan (prior LTIP), had the effect of -

•
substantially increasing the amount of total direct compensation that is performance-based from a range of 45% to 58% (depending on executive level) under the prior STIP and prior LTIP to a range of 57% to 76% under the STIP and LTIP (the foregoing ranges assume target levels of performance)

•
ensuring that a substantial portion of total direct compensation will be evaluated based on the achievement by our executives of the goals of WRIT's strategic plan, as determined by the Compensation Committee in its discretion, and

•
modifying the performance period cycle for long-term incentive compensation from a “rolling” plan (i.e., a new three-year plan every year) to a “multi-year” plan (i.e., a new plan every three years) to further align executives with the goals of our long-term strategic plan.

The Compensation Committee further notes that -

•	50% of awards paid under the STIP are made in the form of restricted shares which vest over a three-year period (under the prior STIP, 100% of awards were paid in cash), and

•
100% of awards paid under the LTIP will be made in the form of equity (with (i) 50% of LTIP awards being paid after the three-year performance period in unrestricted shares and (ii) the remaining 50% being paid after the three-year performance period in restricted shares which vest over an additional one-year period).

The Compensation Committee believes the foregoing attributes of the STIP and LTIP directly enhance the alignment of WRIT executives to its shareholders.

For a complete description of the STIP and LTIP, please refer to our discussion at pages 12-20 of WRIT's proxy statement filed with the SEC on April 3, 2012. For a comparison of the STIP and LTIP to the prior STIP and LTIP, please refer to our discussion at pages 15-31 of WRIT's proxy statement filed with the SEC on April 1, 2011. Such discussions are incorporated by reference herein.

New Additional Modifications and Enhancements to WRIT Executive Compensation Program

On November 2, 2012, the Compensation Committee adopted several additional modifications and enhancements to the executive compensation program at WRIT. These additional modifications and enhancements were made by the Compensation Committee in response to matters raised by ISS and Glass Lewis as part of their reviews of WRIT during the 2012 proxy season. The Compensation Committee believes these modifications and enhancements will further align the executive compensation program with the interests of shareholders and recognized best practices.

•
Elimination of Tax Gross-ups upon Change of Control - On November 2, 2012, the Compensation Committee amended each of the change of control agreements with its executive officers to (i) eliminate the Section 4999 excise tax gross up provision and (ii) provide that if an executive officer would be better off with reduced severance benefits in order to avoid the effect of the Section 4999 excise tax, then the benefits will be reduced accordingly.

By way of background, WRIT maintains change in control agreements that provide for continuation of payments and benefits in the event of termination due to a “change in control” (as defined in these agreements). The basic rationale for these change in control protections is to diminish the potential distractions due to personal uncertainties and risks that inevitably arise when a change in control is threatened or pending. For a complete description of the change of control agreements (as they existed prior to the amendment noted above), please refer to our discussion at page 21 and pages 30-31 of WRIT's proxy statement filed with the SEC on April 3, 2012.

•	Adoption of Margin Loan Prohibition Policy - On November 2, 2012, the Compensation Committee adopted the following policy:

No executive officer may take a margin loan where WRIT's shares are used, directly or indirectly, as collateral for the loan. Such persons are also prohibited from otherwise pledging WRIT securities as collateral for a loan arrangement. With respect to any such margin loan or other loan arrangement in effect on the effective date of this policy (November 2, 2012), such margin loan or other loan arrangement shall not cause a violation of this policy provided it is terminated no later than December 31, 2012.

•
Adoption of Clawback Policy - Lastly, the Compensation Committee confirmed its intention to adopt a clawback policy promptly following final adoption of SEC and New York Stock Exchange (NYSE) rules related to such policies.

Further Disclosure of Executive Compensation Program

The Compensation Committee believes that transparency is an important goal in an executive compensation program. The STIP and LTIP have been purposefully designed to allow the Compensation Committee flexibility to acknowledge environmental factors - both positive and negative - that affect the financial performance results obtained by management during a performance period. The Compensation Committee believes this flexibility is critical due to the fact that WRIT is in the midst of a strategic plan designed to reallocate WRIT's asset base into better-located, higher-quality properties.

WRIT's strategic plan was adopted by the Board of Trustees in December 2010 and provides that, over a course of five years, management will seek to -

•	Grow the asset base of the WRIT in order to create an enterprise with total market capitalization of approximately $4.5 to $5.0 billion

•
Develop an organized program of investment in WRIT's office, medical office, retail and multifamily divisions designed to acquire and develop assets inside the Beltway or near Metro stations or other demand drivers, and

•	Dispose of WRIT's industrial division (which successfully took place in the Fall of 2011).

Both the Compensation Committee and the Board of Trustees believe the strategic plan is a purposeful long-term vision for WRIT. As well, both the Compensation Committee and the Board of Trustees carefully monitor management's ongoing accomplishment of the goals set forth in the strategic plan. Ultimately, there are numerous factors that will determine whether management succeeds in effectuating the vision of the strategic plan. Some of these are within the control of management - and some are not. The following table demonstrates some examples of these factors -

Factors within Control of Management	Factors not within Control of Management
• Aggressiveness of acquisition program	• Actual availability of acquisitions
• Careful management of balance sheet	• Actual availability of equity and debt financing

The Compensation Committee believes that the complexity of WRIT's strategic plan execution has been appropriately taken into account in the development of WRIT's executive compensation program. The STIP and LTIP specifically provides the Compensation Committee with the ability to use its discretion to acknowledge factors inherent to long-term strategic plan execution that have negatively affected short-term performance.

In light of the foregoing, the Compensation Committee desires to ensure transparency in its decision making on matters affecting the STIP and LTIP. In this regard, the Compensation Committee notes the following.

•
Disclosure of STIP Guidelines - On February 15, 2012, the Compensation Committee revised the STIP for performance years 2012 and later to provide greater flexibility to recognize both challenges to WRIT, and/or positive external circumstances that have beneficially impacted WRIT, in the satisfaction of WRIT's financial performance goals. Under the STIP as revised, at the completion of the one-year performance period, fulfillment of our financial performance goals will be evaluated in the aggregate by the Compensation Committee in its discretion. Under the STIP as revised, the financial metrics that the Compensation Committee will consider in determining aggregate financial goal performance will continue to be core FFO per share, core FAD per share and same-store NOI growth. Instead of each of the foregoing metrics carrying a 20% weight (as provided in the STIP as it existed in 2011), our performance under these metrics will be judged by the Compensation Committee in the aggregate and their aggregate weighting will equal 60%. Further, the Compensation Committee will no longer establish specified financial performance targets for these metrics, but rather will determine guideline expectations for each metric.

In prior proxy statement filings, the Compensation Committee has noted financial performance “targets” for the prior year. Under the revised STIP, the Compensation Committee will provide disclosure of the financial performance “guideline expectations” set by the Compensation Committee for the prior year (comparable to the manner previously done for “target” financial performance metrics). Further, if the Compensation Committee awards compensation above or below the compensation level corresponding to actual achievement of core FFO per share, core FAD per share and same-store NOI growth based on guideline expectations, the Compensation Committee will provide an explanation of the factors underlying such award.

•
Disclosure of LTIP Guidelines - Under the LTIP, strategic plan fulfillment constitutes 60% of the award for each executive officer. At the completion of the three-year performance period, strategic plan fulfillment will be evaluated by the Compensation Committee in its discretion (taking into account input from the Board and a written presentation on strategic plan fulfillment to be provided by the Chief Executive Officer). Under the LTIP, this evaluation will consider, among other factors, (a) maintenance of an appropriate core FAD/share growth rate, (b) maintenance of an appropriate debt/EBITDA ratio, (c) maintenance of an appropriate debt service coverage ratio, (d) maintenance of an appropriate core FAD/dividend coverage ratio, (e) development of WRIT's management team, (f) formation of appropriate strategic partnerships, (g) creation of appropriate development transactional activity at WRIT and (h) overall improvement of the quality of the WRIT portfolio, in each case at levels and in manners that promote the fulfillment of WRIT's strategic plan.

Under the LTIP, the Compensation Committee may provide informal guidelines from time to time with respect to the financial criteria noted above based on current market conditions, but has advised WRIT management that its final determination of strategic plan fulfillment at the end of the three-year performance period will not be bound by any such guidelines.
Under the LTIP, the Compensation Committee will provide disclosure of the informal guidelines set by the Compensation Committee (comparable to the manner previously done for “target” financial performance metrics under the STIP). Further, if the Compensation Committee awards compensation above or below the compensation level corresponding to actual achievement of the financial criteria noted above based on such informal guidelines, the Compensation Committee will provide an explanation of the factors underlying such award.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.24	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.25	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: November 7, 2012