Form 10-K
period 2012-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2013-02-27
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 29, 2012, the aggregate market value of such shares held by non-affiliates of the registrant was $1,871,915,973 (based on the closing price of the stock on June 29, 2012).
As of February 20, 2013, 66,482,564 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2012 FORM 10-K ANNUAL REPORT

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
We consider markets to be local if they can be reached from Washington within two hours by car. While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we will consider investments within the two-hour radius described above. In the future, we also may consider opportunities to duplicate our Washington-focused approach in other geographic markets which meet the criteria described above.
Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales. To that end, we plan to explore the potential sale of all or a portion of our medical office segment during 2013. We believe that this sale would enhance our focus on the office, multifamily and retail segments, while providing funds to upgrade our portfolio (see "Proposed Sale of Medical Office Segment" below).
All of our officers and employees live and work in the greater Washington metro region and all but one of our officers have over 20 years of experience in this region.
Washington Metro Region Economy
The Washington metro region experienced slow job growth during 2012, as uncertainty about the impact of proposed cuts to the federal budget made companies hesitant to make hiring or spending decisions. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region gained 37,400 jobs during the 12 month period ending October 2012. The region's unemployment rate was 5.1% at October 2012, down from 5.6% in the prior year. The region's unemployment rate remains the lowest rate among all of the nation's largest metro areas. Projected 2012 gross regional product growth is expected to be 2.7%, compared to the national increase of 2.2%. The federal government remains the region's most important industry, providing more than one-third of the region's GRP.
Delta expects the Washington metro region's economy to grow sluggishly in 2013, with consumers and businesses remaining cautious about the economy.

Washington Metro Region Real Estate Markets
The Washington metro region's slow growth is reflected in the real estate market performance in each of our segments. Market statistics and information from Delta are set forth below:
Office and Medical Office Segments

•	Average effective rents decreased 2.9% in 2012 in the region, compared to a decrease of 0.9% in 2011.

•	Overall vacancy was 13.4% at December 31, 2012, up from 12.1% at December 31, 2011. The region has the seventh-lowest vacancy rate of large metro areas in the United States.

•
Net absorption (defined as the change in occupied, standing inventory from one period to the next) totaled a negative 2.9 million square feet in 2012, compared to a positive 1.1 million square feet in 2011.

•	Of the 8.0 million square feet of office space under construction at December 31, 2012 (up from 7.0 million square feet at December 31, 2011), 51% is pre-leased, compared to 52% one year ago.

Retail Segment

•	Rental rates at grocery-anchored centers were up 1.2% in the region in 2012, compared to the 2.1% increase in 2011.

•	Vacancy for grocery-anchored centers was 4.9% at December 31, 2012, down from 5.5% at December 31, 2011.
Multifamily Segment

•
Net effective rents for all investment grade apartments increased 1.7% in the greater Washington metro region during 2012. Class A rents increased by 1.9% in 2012, compared to an increase of 2.4% in 2011.

•
The vacancy rate for all apartments was 4.3% at December 31, 2012, compared to 3.8% at December 31, 2011. The national rate was 4.8% at December 31, 2012. Class A vacancy decreased to 4.2% at December 31, 2012 from 5.0% at December 31, 2011.

Our Portfolio
As of December 31, 2012, we owned a diversified portfolio of 70 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 residential units, and land held for development. These 70 properties consist of 26 office properties, 17 medical office properties, 16 retail centers and 11 multifamily properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2012, 2011 and 2010, and the percent leased as of December 31, 2012, were as follows:

Percent Leased December 31, 2012(2)		Real Estate Rental Revenue(1)
		2012	2011	2010
87%	Office	50%	49%	47%
87%	Medical office	15%	15%	18%
92%	Retail	18%	18%	16%
96%	Multifamily	17%	18%	19%
		100%	100%	100%

(1)	Data excludes discontinued operations.

(2)	Calculated as the percentage of physical net rentable area leased.
On a combined basis, our commercial portfolio (i.e., our office, medical office and retail properties, but not our multifamily properties) was 88% leased at December 31, 2012, 91% leased at December 31, 2011 and 91% leased at December 31, 2010.
The commercial lease expirations for the next five years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
2013	208	927,433	$24,333	10%
2014	188	1,078,016	36,337	15%
2015	163	951,731	32,295	14%
2016	149	924,938	28,129	12%
2017	141	878,195	31,874	14%
2018 and thereafter	323	2,339,734	81,898	35%
Total	1,172	7,100,047	$234,866	100%
Total real estate rental revenue from continuing operations was $305.0 million for 2012, $284.2 million for 2011 and $253.1 million for 2010. During the three year period ended December 31, 2012, we acquired seven office buildings and two retail centers. During that same period, we sold eight office buildings, one medical office building and our entire industrial segment.
According to Delta, the professional/business services and government sectors constituted 46% of payroll jobs in the Washington metro area at the end of 2012. Due to our geographic concentration in the Washington metro area, a significant amount of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors. In particular, a significant reduction in federal government spending would seriously impact these sectors.

No single tenant accounted for more than 3.6% of real estate rental revenue in 2012, 3.7% of real estate rental revenue in 2011 and 3.8% of real estate rental revenue in 2010. All federal government tenants in the aggregate accounted for approximately 1.6% of our 2012 real estate rental revenue. Federal government tenants include the Department of Defense, Social Security Administration, Federal Bureau of Investigation and Office of Personnel Management.
Our ten largest tenants, in terms of real estate rental revenue, are as follows:

1.	World Bank
2.	Advisory Board Company
3.	Booz Allen Hamilton, Inc.
4.	Patton Boggs LLP
5.	Engility Corporation
6.	General Services Administration
7.	Sunrise Senior Living, Inc.
8.	INOVA Health System
9.	Epstein, Becker & Green, P.C.
10.	General Dynamics
We expect to continue investing in additional income-producing properties. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.
We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2012 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”
Further description of the property groups is contained in Item 2, Properties, Note 13, Segment Information and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On February 20, 2013, we had 287 employees including 207 persons engaged in property management functions and 80 persons engaged in corporate, financial, leasing, asset management and other functions.

Proposed Sale of Medical Office Segment

We plan to explore the potential sale of all or a portion of our medical office segment during 2013. We believe that this sale would enhance our focus on the office, multifamily and retail segments, while providing funds to upgrade our portfolio. However, we may not receive acceptable offers for these properties. If we did receive an offer we considered acceptable, the completion of a definitive transaction with respect to such offer would still require the successful negotiation of a sale agreement and the approval of our Board of Trustees. Lastly, if we identify a potential purchaser of all or a portion of the medical office segment, negotiate an acceptable sale agreement and receive approval from the Board of Trustees to execute any such sale, there could still be conditions to the closing of such transaction that may not be achieved, or we or the potential purchaser otherwise may not be successful in completing such transaction. We may also not be successful in reinvesting all or a portion of the proceeds of any such sale on a substantially concurrent basis. If we do sell all or a portion of the medical office segment during 2013, the resulting decrease in 2013's net income attributable to the controlling interests may not be completely offset by income from the reinvestment of disposition proceeds.
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

Tax Treatment of Recent Disposition Activity
We sold several properties during the three years ended December 31, 2012, as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250	$3,724
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750	1,400
		Total 2012	134,000	$23,000	$5,124

Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	$350,900	$97,491
April 5, 2011	Dulles Station, Phase I	Office	180,000	58,800	—
		Total 2011	3,272,000	$409,700	$97,491

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,430	$7,942
December 21, 2010	The Ridges	Office	104,000	27,500	4,441
December 22, 2010	Ammendale I&II/ Amvax	Industrial	305,000	23,000	9,216
		Total 2010	638,000	$73,930	$21,599

(1)
The Industrial Portfolio consisted of every property in our industrial segment and two office properties (the Crescent and Albemarle Point), and we closed on the sale on three separate dates. On September 2, 2011, we closed on the sale of the two office properties (the Crescent and Albemarle Point) and 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook, Alban Business Center, Pickett Industrial Park, Northern Virginia Industrial Park I, 270 Technology Park, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South and 8900 Telegraph Road. On October 3, 2011, we closed the sale of Northern Virginia Industrial Park II. On November 1, 2011, we closed on the sale of 6100 Columbia Park Road and Dulles Business Park I and II.

(2)	The Parklawn Portfolio consisted of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).
All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). A portion of the sales proceeds were reinvested in replacement properties, with the remainder paid out to shareholders.

We distributed all of our ordinary taxable income for the years ended December 31, 2012, 2011 and 2010 to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates.
During the fourth quarter of 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3 to the consolidated financial statements). The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.
As of December 31, 2012, our TRS's had no net deferred tax asset and a net deferred tax liability of $0.6 million. As of December 31, 2011, our TRS's had a net deferred tax asset and liability of $0.1 million and $0.5 million, respectively. These are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. There were no material income tax provisions or material net deferred income tax items for our TRS's for the year ended December 31, 2010.
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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in WRIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 51.

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
Our financial performance and the value of our real estate assets are subject to the risk that if our office, medical office, retail and multifamily properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	the financial health of our tenants and the ability to collect rents;

•	consumer confidence, unemployment rates and consumer tastes and preferences;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, medical office, retail and multifamily properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.
We are dependent upon the economic climate of the Washington metropolitan region.
All of our properties are located in the Washington metro region, which may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in the Washington metro region are dependent upon various industries that are predominant in our area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of our region. In the event of negative economic changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.
We may be adversely affected by any significant reductions in federal government spending.
As a REIT operating exclusively in the Washington metro region, a significant portion of our properties is occupied by United States Government tenants or tenants that are directly or indirectly serving the United States Government as federal contractors or otherwise. A significant reduction in federal government spending, particularly a sudden decrease due to the sequestration process, could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington metro region are significantly dependent upon the level of federal government spending in the region. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewal. As a result, if such a reduction in federal government spending were to occur, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.
We face risks associated with property development.
During the first quarter of 2013, we expect to break ground on a mid-rise apartment building at 650 North Glebe Road in Arlington, Virginia. As well, we expect our 1225 First Street high-rise apartment development project in Alexandria, Virginia to commence construction at a future time to be determined.
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

•
the time between commencement of a development project and the stabilization of the completed property exposes us to risks associated with fluctuations in the Washington metro region's economic conditions; and

•	occupancy rates and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable.
Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management’s time and attention.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Any of the foregoing could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.
We face risks associated with property acquisitions.
We intend to continue to acquire properties which would increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

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

We may acquire properties subject to liabilities and without recourse, or with limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons dealing with the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.
Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.
Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable, and we may find that to be the case under the current economic conditions due to limited credit availability for potential buyers. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes penalties on a REIT that sells property held for less than two years and/or sells more than a specified number of properties in a given year. In addition, for properties that we acquire by issuing units in an operating partnership, we may be restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the sellers’ consent. Due to these factors, we may be unable to sell a property at an advantageous time.

We plan to explore the potential sale of all or a portion of our medical office segment during 2013. We believe that this sale would enhance our focus on the office, multifamily and retail segments, while providing funds to upgrade our portfolio. However, we may not receive acceptable offers for these properties. If we did receive an offer we considered acceptable, the completion of a definitive transaction with respect to such offer would still require the successful negotiation of a sale agreement and the approval of our Board of Trustees. Lastly, if we identify a potential purchaser of all or a portion of the medical segment, negotiate an acceptable sale agreement and receive approval from the Board of Trustees to execute any such sale, there could still be conditions to the closing of such transaction that may not be achieved, or we or the potential purchaser otherwise may not be successful in completing such transaction. We may also not be successful in reinvesting all or a portion of the proceeds of any such sale on a substantially concurrent basis. If we do sell all or a portion of the medical office segment during 2013, the resulting decrease in 2013's net income attributable to the controlling interests may not be completely offset by income from the reinvestment of disposition proceeds.
We face potential difficulties or delays renewing leases or re-leasing space.
As of December 31, 2012, leases on our commercial properties will expire as follows:

% of leased square footage
2013	10%
2014	15%
2015	14%
2016	12%
2017	14%
2018 and thereafter	35%
Total	100%
Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended December 31, 2012, 2011 and 2010, the multifamily tenant retention rate was 61%, 56% and 61%, respectively.

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to release the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result of the foregoing, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.
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

We are dependent on key personnel.

The execution of our investment strategy, and management of our operations, depend to a significant degree on our senior management team. In particular, we are dependent on the skills, knowledge and experience of George F. “Skip” McKenzie, our Chief Executive Officer, and our other senior executive officers. In this regard, Mr. McKenzie recently announced his intention to retire by the end of 2013. If we are unable to attract and retain skilled executives, including a new chief executive officer, our results of operations and financial condition could be adversely affected.
We cannot assure you we will continue to pay dividends at current rates.
During the third quarter of 2012, we decreased our quarterly dividend by 31% from $0.43375 per share to $0.30 per share. Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend further. Our ability to continue to pay dividends on our common shares at its current rate or to increase our common share dividend rate will depend on a number of factors, including, among others, the following:

•	our future financial condition and results of operations;

•	real estate market conditions in the Washington metro region;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
Our board of trustees considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. This level has trended lower in recent years due to the recent economic downturn and uncertainty with the business and leasing environment in the Washington metro region. As noted above, we recently reduced our dividend rate, and if such trend were to continue for a sustained period of time, our board of trustees could determine to further reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.
We face risks associated with the use of debt, including refinancing risk.
We rely on borrowings under our credit facilities and offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. In the recent past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. We believe that circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facilities or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.
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
On February 21, 2012, our total consolidated debt was approximately $1.2 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $27.46 per share of our common shares on February 21, 2012, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 40% as of February 21, 2012.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by two major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of our share price, or our ratio of indebtedness to other measures of asset value used by financial analysts, may have an adverse effect on the market price of our equity or debt securities.
Disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.
The United States and global equity and credit markets have experienced significant price volatility and liquidity disruptions which caused the market prices of stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly and negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Any disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. Additionally, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. In addition, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing.
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
Our credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain a minimum tangible net worth and certain ratios, including a maximum of total liabilities to total gross asset value, a maximum of secured indebtedness to gross asset value, a minimum of quarterly EBITDA to fixed charges, a minimum of unencumbered asset value to unsecured indebtedness, a minimum of net operating income from unencumbered properties to unsecured interest expense and a maximum of permitted investments to gross asset value. Our ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. The recent economic downturn may adversely affect our ability to comply with these financial and other covenants.
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under one of our secured debt instruments that could exceed a cross default threshold under our unsecured credit facilities, causing an event of default under the unsecured credit facilities. Alternatively, even if a secured debt instrument is below the cross default threshold for non-recourse secured debt under our unsecured credit facilities, a default under such secured debt instrument may still cause a cross default under our unsecured credit facilities because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured credit facilities. Another possible cross default could occur between our unsecured credit facilities and our senior unsecured notes. Any of the foregoing default or cross default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.
We face risks associated with short-term liquid investments.
We have significant cash balances periodically that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	registered and unregistered money market funds; and

•	other highly-rated short-term securities.
Investments in these securities and funds are not insured against loss of principal. Under certain circumstances, we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if additional equity securities are issued, including to finance future developments and acquisitions, instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt and equity financing.
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
We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2013. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.
We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extends the program through December 31, 2014. We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what amount of coverage will be available on commercially reasonable terms in future policy years.
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
In most cases, we have to renew our policies on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition.
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

These costs could be substantial and, in extreme cases, could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.
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
It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. However, they do not always involve invasive techniques such as soil and ground water sampling. When appropriate, on a property-by-property basis, our general practice is to have these consultants conduct additional testing. However, even though these additional assessments may be conducted, there is still the risk that:

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
If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

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

•
all dividends would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits potentially eligible as “qualified dividends” subject to the applicable income tax rate.

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
Provisions of the Maryland General Corporation Law may limit a change in control.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The schedule on the following pages lists our real estate investment portfolio as of December 31, 2012, which consisted of 70 properties and land held for development.
As of December 31, 2012, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.
Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.
Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2012
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	99,000	81%
51 Monroe Street	Rockville, MD	1979	1975	221,000	88%
515 King Street	Alexandria, VA	1992	1966	74,000	95%
6110 Executive Boulevard	Rockville, MD	1995	1971	202,000	69%
1220 19thStreet	Washington, D.C.	1995	1976	103,000	80%
1600 Wilson Boulevard	Arlington, VA	1997	1973	167,000	89%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	538,000	84%
600 Jefferson Plaza	Rockville, MD	1999	1985	113,000	83%
Wayne Plaza	Silver Spring, MD	2000	1970	96,000	82%
Courthouse Square	Alexandria, VA	2000	1979	115,000	87%
One Central Plaza	Rockville, MD	2001	1974	267,000	95%
The Atrium Building	Rockville, MD	2002	1980	79,000	64%
1776 G Street	Washington, D.C.	2003	1979	263,000	99%
6565 Arlington Blvd	Falls Church, VA	2006	1967/1998	132,000	95%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	275,000	74%
Monument II	Herndon, VA	2007	2000	207,000	73%
Woodholme Center	Pikesville, MD	2007	1989	80,000	89%
2000 M Street	Washington, D.C.	2007	1971	228,000	89%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	134,000	100%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	100%
1140 Connecticut Avenue	Washington, D.C.	2011	1966	188,000	89%
1227 25th Street	Washington, D.C.	2011	1988	132,000	72%
Braddock Metro Center	Alexandria, VA	2011	1985	351,000	76%
John Marshall II	Tysons Corner, VA	2011	1996/2010	223,000	100%
Fairgate at Ballston	Arlington, VA	2012	1988	142,000	83%
Subtotal				4,855,000	86%

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2012
Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	73,000	95%
Woodburn Medical Park II	Annandale, VA	1998	1988	96,000	99%
Prosperity Medical Center I	Merrifield, VA	2003	2000	92,000	78%
Prosperity Medical Center II	Merrifield, VA	2003	2001	88,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	92%
Shady Grove Medical Village II	Rockville, MD	2004	1999	66,000	84%
8301 Arlington Boulevard	Fairfax, VA	2004	1965	50,000	63%
Alexandria Professional Center	Alexandria, VA	2006	1968	117,000	91%
9707 Medical Center Drive	Rockville, MD	2006	1994	38,000	91%
15001 Shady Grove Road	Rockville, MD	2006	1999	51,000	100%
15005 Shady Grove Road	Rockville, MD	2006	2002	51,000	77%
2440 M Street	Washington, D.C.	2007	1986/2006	113,000	96%
Woodholme Medical Office Bldg	Pikesville, MD	2007	1996	127,000	97%
Ashburn Farm Office Park	Ashburn, VA	2007	1998/2000/2002	75,000	86%
CentreMed I & II	Centreville, VA	2007	1998	52,000	95%
Sterling Medical Office Building	Sterling, VA	2008	1986/2000	36,000	80%
19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)	Leesburg, VA	2009	2009	85,000	41%
Subtotal				1,285,000	87%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100%
Westminster	Westminster, MD	1972	1969	150,000	94%
Concord Centre	Springfield, VA	1973	1960	76,000	59%
Wheaton Park	Wheaton, MD	1977	1967	74,000	94%
Bradlee Shopping Center	Alexandria, VA	1984	1955	168,000	93%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975	49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969	197,000	83%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006	134,000	95%
Frederick County Square	Frederick, MD	1995	1973	227,000	95%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959	47,000	94%
Centre at Hagerstown	Hagerstown, MD	2002	2000	332,000	91%
Frederick Crossing	Frederick, MD	2005	1999/2003	295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972	82,000	67%
Montrose Shopping Center	Rockville, MD	2006	1970	145,000	92%
Gateway Overlook	Columbia, MD	2010	2007	223,000	100%
Olney Village Center	Olney, MD	2011	1979/2003	198,000	94%
Subtotal				2,448,000	92%

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2012
Multifamily Buildings
3801 Connecticut Avenue	Washington, D.C.	1963	1951	308	179,000	93%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	98%
Country Club Towers	Arlington, VA	1969	1965	227	159,000	95%
Park Adams	Arlington, VA	1969	1959	200	173,000	97%
Munson Hill Towers	Falls Church, VA	1970	1963	279	258,000	96%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	95%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	157,000	98%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	98%
Bennett Park	Arlington, VA	2007	2007	224	214,000	96%
Clayborne	Alexandria, VA	2008	2008	74	60,000	97%
Kenmore	Washington, D.C.	2008	1948	374	268,000	94%
Subtotal				2,540	2,137,000	96%
TOTAL					10,725,000

(1) Multifamily buildings are presented in gross square feet.
ITEM 3: LEGAL PROCEEDINGS
None.
ITEM 4: MINE SAFTEY DISCLOSURES
N/A.

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares trade on the New York Stock Exchange. As of February 20, 2013, there are approximately 5,123 shareholders of record.
The high and low sales price for our shares for 2012 and 2011, by quarter, and the amount of dividends we paid per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2012
	Fourth	0.30000	$27.19	$24.28
	Third	0.30000	$29.09	$25.59
	Second	0.43375	$30.50	$26.87
	First	0.43375	$31.00	$27.01
2011
	Fourth	0.43375	$31.25	$25.61
	Third	0.43375	$34.00	$25.47
	Second	0.43375	$34.54	$30.07
	First	0.43375	$31.74	$29.05
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

	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Real estate rental revenue	$304,983	$284,156	$253,127	$251,008	$223,910
Income (loss) from continuing operations	$17,099	$(2,898)	$(609)	$8,269	$(10,220)
Discontinued operations:
Income from operations of properties sold or held for sale	$1,485	$11,923	$16,569	$19,331	$22,238
Gain on sale of real estate	$5,124	$97,491	$21,599	$13,348	$15,275
Net income	$23,708	$105,378	$37,559	$40,948	$27,293
Net income attributable to the controlling interests	$23,708	$104,884	$37,426	$40,745	$27,082
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$0.25	$(0.04)	$(0.01)	$0.14	$(0.21)
Net income attributable to the controlling interests per share – diluted	$0.35	$1.58	$0.60	$0.71	$0.55
Total assets	$2,124,376	$2,120,758	$2,167,881	$2,045,225	$2,109,407
Lines of credit payable	$—	$99,000	$100,000	$128,000	$67,000
Mortgage notes payable	$342,970	$423,291	$357,348	$359,994	$374,715
Notes payable	$906,190	$657,470	$753,587	$688,912	$890,679
Shareholders’ equity	$792,057	$859,044	$857,080	$745,255	$636,630
Cash dividends paid	$97,734	$115,045	$108,949	$100,221	$85,564
Cash dividends declared and paid per share	$1.47	$1.74	$1.73	$1.73	$1.72

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2012 to 2011 and comparing 2011 to 2010.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
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
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store,” “non-same-store” or discontinued operations. A “same-store” property is one that was owned for the entirety of the periods being evaluated, is stabilized from an occupancy standpoint and is included in continuing operations. We consider newly constructed properties to be stabilized when they achieve 90% occupancy. A “non-same-store” property is one that was acquired or placed into service during either of the periods being evaluated or is not stabilized from an occupancy standpoint, and is included in continuing operations. We classify results for properties sold or held for sale during any of the periods evaluated as discontinued operations.
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2012, we owned a diversified portfolio of 70 properties, totaling approximately 8.6 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 70 properties consisted of 26 office properties, 17 medical office properties, 16 retail centers and 11 multifamily properties.
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

Operating Results
Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	Change
Real estate rental revenue	$304,983	$284,156	$20,827
NOI(1)	$201,707	$188,814	$12,893
Net income attributable to the controlling interests	$23,708	$104,884	$(81,176)
FFO(2)	$122,518	$110,058	$12,460
(1) See pages 32 and 38 of the MD&A for reconciliations of NOI to net income.
(2) See page 52 of the MD&A for reconciliations of FFO to net income.

NOI increased by $12.9 million primarily due to acquisitions. NOI from same-store properties decreased by $0.5 million, as lower occupancy and higher real estate taxes were partially offset by lower utilities expense. The lower occupancy reflects continuing challenges in leasing vacant space, particularly in the office segment. The higher real estate taxes are due to higher property assessments across our portfolio, and reverses a multi-year trend of decreasing real estate taxes. The lower utilities expense is primarily due to lower rates for electricity and gas.
The $12.5 million increase in FFO primarily reflects a $14.5 million impairment charge in 2011 to reduce the carrying value of the land and parking garage at Dulles Station, Phase II.
We anticipate continued challenges in leasing vacant space during 2013. We also anticipate circumstances where rents on new or renewal leases will be lower than the existing portfolio rents, putting further downward pressure on NOI from same-store properties.
The performance of our four operating segments and the market conditions in our region are discussed in greater detail below (industry data is as reported by Delta):

•
The region’s office market was very challenging during 2012, as net absorption (defined as the change in occupied, standing inventory from one year to the next) was a negative 2.9 million square feet during 2012, compared to a positive 1.1 million square feet during 2011. Overall vacancy increased to 13.4% from 12.1% in the prior year. Vacancy in the submarkets was 14.4% for Northern Virginia, 13.9% for Suburban Maryland and 8.7% in the District of Columbia. The region’s effective rents decreased by 2.9%, compared to a 0.9% decrease in 2011. Delta expects improvement in the region's office occupancy and rental rates to remain slow during 2013, with continued uncertainty over the federal budget affecting leasing activity. Our office segment was 86.5% leased at December 31, 2012, a decrease from 90.0% leased at December 31, 2011. By submarket, our office segment was 86.8% leased in Northern Virginia, 82.2% leased in Suburban Maryland and 90.4% leased in the District of Columbia at December 31, 2012.

•
Our medical office segment was 87.1% leased at December 31, 2012, a decrease from 88.4% at December 31, 2011. The segment’s leased percentage reflects the 2009 acquisition of the newly-constructed 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building), which was 41.1% leased at December 31, 2012. Excluding 19500 at Riverside Office Park, the segment was 90.4% leased at December 31, 2012, as compared to 92.5% at December 31, 2011.

•
The region’s retail market grew slowly in 2012, with rental rates at grocery-anchored centers increasing by 1.2%, as compared to a 2.1% increase in 2011. Vacancy rates decreased to 4.9% from 5.5% in 2011. Our retail segment was 92.2% leased at December 31, 2012, down from 93.5% at December 31, 2011.

•
The region’s multifamily market remained strong during 2012. The region’s vacancy rate for investment grade apartments increased to 4.3%, up from 3.8% one year ago. During the same period rents increased by 1.7%. Our multifamily segment was 95.7% leased at December 31, 2012, down from 95.8% at December 31, 2011.

Investment Activity
We acquired one office building located inside the Beltway during 2012, while selling an office property and a medical office property that were located outside of the Beltway. These transactions were consistent with our current strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics.

Capital Requirements
Over the past year, we continued to focus on strengthening our balance sheet in order to minimize our refinancing risk and prepare for future acquisitions as transaction volume increases. To this end, we issued $300.0 million of 3.95% notes due in 2022, using the proceeds to repay borrowings on our lines of credit, repay several mortgage notes and for general corporate purposes.
Also in 2012, we executed unsecured credit facility agreements that had the effect of expanding the borrowing capacity on Credit Facility No. 1 by $25.0 million and lowering the interest rate on Credit Facility No. 2. Our unsecured lines of credit had no outstanding balances and a $0.8 million letter of credit issued at December 31, 2012, leaving a remaining borrowing capacity of $499.2 million.

In January 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive, using borrowings on our unsecured line of credit. Our remaining debt maturity for 2013 is a $60.0 million unsecured note. We currently expect to pay this maturity with some combination of borrowings on our unsecured lines of credit and proceeds from property sales.
Significant Transactions
We summarize below our significant transactions during the two years ended December 31, 2012:
2012

•	The disposition of Plumtree Medical Center, a 33,000 square foot medical office building, for a contract sales price of $8.8 million, generating a gain on sale of $1.4 million.

•	The issuance of $300.0 million of 3.95% unsecured notes due October 15, 2022, with net proceeds of $296.4 million. The notes bear an effective interest rate of 4.018%.

•	The disposition of 1700 Research Boulevard, a 101,000 square foot office building, for a contract sales price of $14.3 million, generating a gain on sale of $3.7 million.

•	The acquisition of an office building, Fairgate at Ballston, for $52.3 million, adding approximately 142,000 square feet. We incurred $0.2 million in acquisition costs related to this transaction.

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

•	The execution of new leases for 1.0 million square feet of commercial space, with an average rental rate increase of 11.4% over expiring leases.
2011

•
The disposition of our industrial segment and two office properties, totaling approximately 3.1 million square feet, under five separate sales contracts for an aggregate contract sales price of $350.9 million and a gain on sale of $97.5 million.

•	The disposition of Dulles Station, Phase I, a 180,000 square foot office building in Herndon, Virginia, for a contract sales price of $58.8 million.

•	The acquisition of four office buildings for $301.8 million, adding approximately 880,000 square feet.

•	The acquisition of a retail property for $58.0 million, adding approximately 200,000 square feet.

•
The acquisition of approximately 37,000 square feet of land in the Ballston submarket of Arlington, Virginia for $11.8 million through a consolidated joint venture of which WRIT is the 90% owner. The joint venture intends to develop a mid-rise apartment property on this land.

•
The acquisition of approximately one acre of land in close proximity to the Braddock Road metro station in Alexandria, Virginia for $13.9 million through a consolidated joint venture of which WRIT is the 95% owner. The joint venture intends to develop a high-rise apartment property on this land. Subsequent to December 31, 2012, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We will reassess this project on a periodic basis going forward.

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

Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on an on-going basis, including those related to estimated useful lives of real estate assets, estimated fair value of acquired leases, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates.
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
Accounting for Real Estate Acquisitions
We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land acquired based on comparisons to similar properties that have been recently marketed for sale or sold.
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
Federal Income Taxes
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the fourth quarter of 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3 to the consolidated financial statements). The impairment charge created a deferred tax asset of $5.7 million at this TRS, and we have determined that it is more likely than not that this deferred tax asset will not be realized, as we cannot reliably project sufficient future taxable income in the TRS's to realize all or part of the deferred tax asset. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years.
Properties we acquired during the three years ended December 31, 2012 were as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (in thousands)
June 21, 2012	Fairgate at Ballston	Office	142,000	$52,250
		Total 2012	142,000	$52,250

January 11, 2011	1140 Connecticut Ave	Office	188,000	$80,250
March 30, 2011	1127 25th St	Office	132,000	47,000
June 15, 2011	650 North Glebe Road	Land	N/A	11,800
August 30, 2011	Olney Village	Retail	198,000	58,000
September 13, 2011	Braddock Metro	Office	351,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1225 First Street	Land	N/A	13,850
		Total 2011	1,092,000	$385,400

June 3, 2010	925 and 1000 Corporate Drive	Office	270,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,350
		Total 2010	493,000	$156,350
Properties we sold or classified as held for sale during the three years ended December 31, 2012 were as follows:

Disposition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (in thousands)
August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	$8,750
N/A - Held for Sale	Atrium Building	Office	79,000	N/A
		Total 2012	213,000	$23,000

April 5, 2011	Dulles Station, Phase I	Office	180,000	$58,800
Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	350,900
		Total 2011	3,272,000	$409,700

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,430
December 21, 2010	The Ridges	Office	104,000	27,500
December 22, 2010	Ammendale I&II/Amvax	Industrial	305,000	23,000
		Total 2010	638,000	$73,930

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

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building)

and one industrial property (Charleston Business Center).
To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations (page 28). An overview analysis of results on a consolidated basis; and

•	Net Operating Income (page 32). A detailed analysis of same-store versus non-same-store NOI results by segment.
NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses.

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three years ended December 31, 2012 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2012	2011	2010	2012 vs 2011	% Change	2011 vs 2010	% Change
Minimum base rent	$267,057	$251,112	$222,824	$15,945	6.3%	$28,288	12.7%
Recoveries from tenants	29,166	25,680	23,998	3,486	13.6%	1,682	7.0%
Provision for doubtful accounts	(5,043)	(4,524)	(4,242)	(519)	11.5%	(282)	6.6%
Lease termination fees	679	517	349	162	31.3%	168	48.1%
Parking and other tenant charges	13,124	11,371	10,198	1,753	15.4%	1,173	11.5%
	$304,983	$284,156	$253,127	$20,827	7.3%	$31,029	12.3%
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
Minimum Base Rent: Minimum base rent increased by $15.9 million in 2012 primarily due to acquisitions ($16.3 million). Minimum base rent from same-store properties decreased by $0.4 million primarily due to lower occupancy ($3.2 million), lower amortization of net lease intangible liabilities ($0.6 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($3.9 million).
Minimum base rent increased by $28.3 million in 2011 primarily due to acquisitions ($26.5 million). Minimum base rent from same-store properties increased by $1.8 million primarily due to higher rental rates ($4.8 million), partially offset by lower occupancy ($2.4 million) and higher amortization of capitalized lease incentives ($0.4 million).
Recoveries from Tenants: Recoveries from tenants increased by $3.5 million in 2012 primarily due to acquisitions ($2.9 million), and higher real estate tax recoveries from same-store properties ($0.8 million) due to higher property tax assessments across the portfolio.
Recoveries from tenants increased by $1.7 million in 2011 primarily due to acquisitions ($3.1 million), partially offset by lower real estate tax recoveries from same-store properties ($1.2 million) due to lower property tax assessments across the portfolio.
Provision for Doubtful Accounts: Provision for doubtful accounts increased by $0.5 million in 2012 primarily due to higher provisions in the retail ($0.5 million) and office ($0.3 million) segments, partially offset by lower provisions in the medical office ($0.2 million) segment.
Provision for doubtful accounts increased by $0.3 million in 2011 due to higher provisions in the retail ($0.9 million) and medical office ($0.2 million) segments, partially offset by lower provisions in the office ($0.8 million) and multifamily ($0.1 million) segments.
Lease Termination Fees: Lease termination fees increased by $0.2 million in 2012 primarily due to higher fees in the office segment.
Lease termination fees increased by $0.2 million in 2011 primarily due to higher fees in the retail segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $1.8 million in 2012 primarily due to acquisitions ($0.9 million), and increases in parking income ($0.3 million) and short-term tenant rent ($0.3 million) from same-store properties.
Parking and other tenant charges increased by $1.2 million in 2011 primarily due to acquisitions ($0.7 million), and increases in parking income ($0.3 million) and antenna rent ($0.1 million) from same-store properties.

Occupancy for properties classified as continuing operations by segment for the three years ended December 31, 2012 was as follows:

	December 31,
Segment	2012	2011	2010	2012 vs 2011	2011 vs 2010
Office	84.8%	89.2%	89.5%	(4.4)%	(0.3)%
Medical Office	85.6%	86.3%	88.4%	(0.7)%	(2.1)%
Retail	91.2%	93.3%	92.1%	(2.1)%	1.2%
Multifamily	94.1%	94.9%	95.7%	(0.8)%	(0.8)%
Total	88.2%	90.9%	91.4%	(2.7)%	(0.5)%
Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
Our overall occupancy decreased to 88.2% in 2012 from 90.9% in 2011, with the largest declines in the office and retail segments.
Our overall occupancy decreased to 90.9% in 2011 from 91.4% in 2010, as declines in office, medical office and multifamily occupancy were partially offset by an increase in retail occupancy.
A detailed discussion of occupancy by sector can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for the three years ended December 31, 2012 were as follows (in thousands except percentage amounts):

	Year Ended December 31,
	2012	2011	2010	2012 vs 2011	% Change	2011 vs 2010	% Change
Property operating expenses	$71,760	$68,487	$60,101	$3,273	4.8%	$8,386	14.0%
Real estate taxes	31,516	26,855	24,644	4,661	17.4%	2,211	9.0%
	$103,276	$95,342	$84,745	$7,934	8.3%	$10,597	12.5%
Real estate expenses as a percentage of revenue were 33.9%, 33.6% and 33.5% for the three years ended December 31, 2012, 2011 and 2010, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased $3.3 million in 2012 primarily due to acquisitions ($4.5 million), partially offset by property operating expenses from same-store properties, which decreased by $1.2 million primarily due to lower utilities expense caused by lower electricity and gas rates.
Property operating expenses increased $8.4 million in 2011 primarily due to acquisitions ($6.4 million). Property operating expenses from same-store properties increased by $2.0 million primarily due to higher administrative ($0.5 million), repairs and maintenance ($0.5 million), legal ($0.5 million) and vacant space preparation ($0.2 million) expenses.
Real Estate Taxes: Real estate taxes increased $4.7 million in 2012 due to acquisitions ($2.4 million) and higher real estate taxes at same-store properties ($2.3 million) due to higher property assessments.
Real estate taxes increased $2.2 million in 2011 due to acquisitions ($3.5 million), partially offset by lower real estate taxes at same-store properties ($1.3 million) due to lower property assessments.

Other Operating Expenses
Other operating expenses for the three years ended December 31, 2012 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2012	2011	2010	2012 vs 2011	% Change	2011 vs 2010	% Change
Depreciation and amortization	$103,067	$91,805	$78,483	$11,262	12.3%	$13,322	17.0%
Interest expense	64,697	66,214	66,965	(1,517)	(2.3)%	(751)	(1.1)%
General and administrative	15,488	15,728	14,406	(240)	(1.5)%	1,322	9.2%
	$183,252	$173,747	$159,854	$9,505	5.5%	$13,893	8.7%
Depreciation and Amortization: Depreciation and amortization expense increased by $11.3 million in 2012 primarily due to operating properties acquired and placed into service of $52.3 million and $359.8 million in 2012 and 2011, respectively.
Depreciation and amortization expense increased by $13.3 million in 2011 primarily due to operating properties acquired and placed into service of $359.8 million and $156.4 million in 2011 and 2010, respectively.
Interest Expense: Interest expense by debt type for the three years ended December 31, 2012 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2012	2011	2010	2012 vs 2011	% Change	2011 vs 2010	% Change
Notes payable	$37,982	$38,918	$41,745	$(936)	(2.4)%	$(2,827)	(6.8)%
Mortgage notes payable	24,917	23,246	22,306	1,671	7.2%	940	4.2%
Lines of credit	3,486	4,788	3,772	(1,302)	(27.2)%	1,016	26.9%
Capitalized interest	(1,688)	(738)	(858)	(950)	128.7%	120	(14.0)%
Total	$64,697	$66,214	$66,965	$(1,517)	(2.3)%	$(751)	(1.1)%
The $0.9 million decrease in notes payable interest during 2012 is due to the repayment of our 5.95% senior notes during 2011 and our 5.05% senior notes during 2012, partially offset by the issuance of our 3.95% senior notes in 2012. The $1.7 million increase in mortgage interest expense is due to the assumption of mortgage notes with the acquisitions of Olney Village Center and John Marshall II in 2011, partially offset by the repayments of several mortgage notes during 2012. The $1.3 million decrease in interest expense on our unsecured lines of credit during 2012 is attributable to having lower borrowings outstanding on average during 2012. Capitalized interest increased by $1.0 million during 2012 due to expenditures on our two multifamily development projects at 650 North Glebe Road and 1225 First Street.
The $2.8 million decrease in notes payable interest during 2011 is due to the repayment of our 3.875% convertible notes and our 5.95% senior notes during 2011, partially offset by the issuance of our 4.95% senior notes in September 2010. The $0.9 million increase in mortgage interest expense is due to the assumption of mortgage notes with the acquisitions of Olney Village Center and John Marshall II, partially offset by the repayment of the mortgage note secured by Shady Grove Medical Village II during 2011. The $1.0 million increase during 2011 in interest expense on our unsecured lines of credit is attributable to having larger borrowings outstanding on average during 2011 in order to partially finance our property acquisitions and the pay-off of our 5.95% senior notes.
General and Administrative Expense: General and administrative expense decreased by $0.2 million in 2012 primarily due to lower incentive compensation expense, partially offset by severance costs.
General and administrative expense increased by $1.3 million in 2011 primarily due to higher compensation expense driven by severance costs related to the disposal of the industrial segment and annual pay increases.

Real Estate Impairment

4661 Kenmore Avenue consists of undeveloped land in Alexandria, Virginia intended for development as a medical office building. During the fourth quarter of 2012, we determined that the development of a medical office building at this site was no longer probable due to a change in corporate strategy. As a result, we recognized a $2.1 million impairment charge during the fourth quarter of 2012 in order to reduce the carrying value of the land at 4661 Kenmore Avenue to its fair value of $3.8 million.

We recognized a $0.6 million impairment charge for Dulles Station, Phase I during the first quarter of 2011 to reflect the property's fair value less selling costs based on its contract sales price. This expense related to a sold property is included in income from properties sold or held for sale on the consolidated statements of operation.
Dulles Station, Phase II consists of undeveloped land in Herndon, Virginia and a half interest in a parking garage that is adjacent to this land. The land is zoned for development as an office building. In connection with the preparation of financial statements for the 2011 Annual Report on Form 10-K, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, such as the increased uncertainty surrounding the timing of the completion of the second phase of the Dulles Metrorail project, and reassessed the likelihood that we would follow through on these development plans. Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II is not probable under those market conditions. Due to this determination, we recognized a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value of $12.1 million.

Discontinued Operations
Income from operations of properties sold or held for sale for the three years ended December 31, 2012 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2012	2011	2010	2012 vs 2011	% Change	2011 vs 2010	% Change
Revenues	$4,155	$31,525	$53,009	$(27,370)	(86.8)%	$(21,484)	(40.5)%
Property expenses	(1,542)	(9,547)	(17,163)	8,005	(83.8)%	7,616	(44.4)%
Real estate impairment	—	(599)	—	599	(100.0)%	(599)	—%
Depreciation and amortization	(867)	(8,723)	(17,263)	7,856	(90.1)%	8,540	(49.5)%
Interest expense	(261)	(733)	(2,014)	472	(64.4)%	1,281	(63.6)%
Total	$1,485	$11,923	$16,569	$(10,438)	(87.5)%	$(4,646)	(28.0)%
Income from operations of properties sold or held for sale decreased by $10.4 million and $4.6 million for the years ended December 31, 2012 and 2011, respectively, primarily due to the sale of the Industrial Portfolio during the fourth quarter of 2011.

Net Operating Income

NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income or income from continuing operations, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. NOI is calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. A reconciliation of NOI to net income follows.

2012 Compared to 2011
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2012 compared to 2011. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$265,263	$264,750	$513	0.2%
Non-same-store(1)	39,720	19,406	20,314	104.7%
Total real estate rental revenue	$304,983	$284,156	$20,827	7.3%
Real Estate Expenses
Same-store	$88,654	$87,593	$1,061	1.2%
Non-same-store(1)	14,622	7,749	6,873	88.7%
Total real estate expenses	$103,276	$95,342	$7,934	8.3%
NOI
Same-store	$176,609	$177,157	$(548)	(0.3)%
Non-same-store(1)	25,098	11,657	13,441	115.3%
Total NOI	$201,707	$188,814	$12,893	6.8%
Reconciliation to Net Income
NOI	$201,707	$188,814
Depreciation and amortization	(103,067)	(91,805)
General and administrative expenses	(15,488)	(15,728)
Real estate impairment	(2,097)	(14,526)
Acquisition costs	(234)	(3,607)
Interest expense	(64,697)	(66,214)
Other income	975	1,144
Loss on extinguishment of debt	—	(976)
Discontinued operations(2):
Income from properties sold or held for sale	1,485	11,923
Income tax expense	—	(1,138)
Gain on sale of real estate	5,124	97,491
Net income	23,708	105,378
Less: Net income attributable to noncontrolling interests	—	(494)
Net income attributable to the controlling interests	$23,708	$104,884

(1)	Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center

2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)

(2)	Discontinued operations include gain on disposals and income from operations for:
2012 held for sale and sold – Plumtree Medical Center, the Atrium Building, and 1700 Research Boulevard
2011 held for sale and sold – Dulles Station, Phase I and the Industrial Portfolio

Real estate rental revenue from same-store properties increased by $0.5 million in 2012 primarily due to higher rental rates ($3.9 million) and higher parking income ($0.3 million), partially offset by lower occupancy ($3.2 million) and higher reserves for uncollectible revenue ($0.5 million).
Real estate expenses from same-store properties increased by $1.1 million in 2012 primarily due to higher real estate taxes ($2.3 million) due to higher assessments across the portfolio, partially offset by lower utilities expenses ($1.2 million) caused by lower rates and usage.

	December 31,
Occupancy	2012	2011
Same-store	89.2%	91.4%
Non-same-store	81.3%	87.0%
Total	88.2%	90.9%
Same-store occupancy decreased to 89.2% in 2012 from 91.4% in 2011, with the largest decrease in the office segment. Non-same-store occupancy decreased to 81.3% in 2012 from 87.0% in 2011, driven by lower occupancy at Braddock Metro Center and Olney Village Center, partially offset by higher occupancy at 19500 at Riverside Office Park. During 2012, 58.9% of the commercial square footage expiring was renewed as compared to 60.0% in 2011, excluding properties sold or classified as held for sale. During 2012, 1.0 million commercial square feet were leased at an average rental rate of $32.16 per square foot, an increase of 11.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $33.22 per square foot. These leasing statistics exclude first generation leases at recently-built properties.
An analysis of NOI by segment follows.

Office Segment:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$119,407	$121,441	$(2,034)	(1.7)%
Non-same-store(1)	33,509	16,884	16,625	98.5%
Total real estate rental revenue	$152,916	$138,325	$14,591	10.5%
Real Estate Expenses
Same-store	$42,320	$40,646	$1,674	4.1%
Non-same-store(1)	12,793	6,643	6,150	92.6%
Total real estate expenses	$55,113	$47,289	$7,824	16.5%
NOI
Same-store	$77,087	$80,795	$(3,708)	(4.6)%
Non-same-store(1)	20,716	10,241	10,475	102.3%
Total NOI	$97,803	$91,036	$6,767	7.4%

(1)	Non-same-store properties include:
2012 acquisition – Fairgate at Ballston
2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $2.0 million in 2012 primarily due to lower occupancy ($2.8 million), higher rent abatements ($0.4 million) and higher reserves for uncollectible revenue ($0.3 million), partially offset by higher rental rates ($1.0 million) and parking income ($0.4 million).
Real estate expenses from same-store properties increased by $1.7 million in 2012 primarily due to higher real estate taxes ($1.3 million) and lower recoveries of uncollectible receivables ($0.3 million).

	December 31,
Occupancy	2012	2011
Same-store	85.4%	89.0%
Non-same-store	82.7%	89.9%
Total	84.8%	89.2%
Same-store occupancy decreased to 85.4% in 2012 from 89.0% in 2011, primarily due to lower occupancy at 7900 Westpark Drive and 6110 Executive Boulevard. During 2012, 51.7% of the square footage that expired was renewed compared to 45.6% in 2011, excluding properties sold or classified as held for sale. During 2012, we executed new leases for 0.6 million square feet of office space at an average rental rate of $35.03 per square foot, an increase of 13.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $42.58 per square foot.

Medical Office Segment:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$43,653	$43,801	$(148)	(0.3)%
Non-same-store(1)	1,021	630	391	62.1%
Total real estate rental revenue	$44,674	$44,431	$243	0.5%
Real Estate Expenses
Same-store	$14,357	$13,465	$892	6.6%
Non-same-store(1)	637	598	39	6.5%
Total real estate expenses	$14,994	$14,063	$931	6.6%
NOI
Same-store	$29,296	$30,336	$(1,040)	(3.4)%
Non-same-store(1)	384	32	352	1,100.0%
Total NOI	$29,680	$30,368	$(688)	(2.3)%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.1 million in 2012 primarily due to lower occupancy ($0.6 million) and lower recoveries from tenants ($0.3 million), partially offset by higher rental rates ($0.7 million).
Real estate expenses from same-store properties increased by $0.9 million in 2012 primarily due to higher real estate taxes ($0.4 million) and lower recoveries of uncollectible receivables ($0.3 million).

	December 31,
Occupancy	2012	2011
Same-store	89.1%	90.5%
Non-same-store	35.8%	27.0%
Total	85.6%	86.3%
Same-store occupancy decreased to 89.1% in 2012 from 90.5% in 2011, primarily due to lower occupancy at Prosperity Medical Center and 15005 Shady Grove Road. Non-same-store occupancy increased to 35.8% from 27.0%, reflecting the progress made in the lease-up of 19500 at Riverside Park, which was vacant when acquired during the third quarter of 2009. During 2012, 58.5% of the square footage that expired was renewed compared to 72.1% in 2011. During 2012, we executed new leases for 0.2 million square feet of medical office space at an average rental rate of $33.36, an increase of 8.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $32.14 per square foot. These leasing statistics exclude first generation leases at Lansdowne Medical Office Building, which was newly-constructed and vacant when acquired.

Retail Segment:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$49,316	$48,529	$787	1.6%
Non-same-store(1)	5,190	1,892	3,298	174.3%
Total real estate rental revenue	$54,506	$50,421	$4,085	8.1%
Real Estate Expenses
Same-store	$11,510	$13,765	$(2,255)	(16.4)%
Non-same-store(1)	1,192	508	684	134.6%
Total real estate expenses	$12,702	$14,273	$(1,571)	(11.0)%
NOI
Same-store	$37,806	$34,764	$3,042	8.8%
Non-same-store(1)	3,998	1,384	2,614	188.9%
Total NOI	$41,804	$36,148	$5,656	15.6%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
Real estate rental revenue from same-store properties increased by $0.8 million in 2012 primarily due to higher occupancy ($0.6 million) and higher recoveries from tenants ($0.5 million), partially offset by higher reserves for uncollectible revenue ($0.4 million).
Real estate expenses from same-store properties decreased by $2.3 million in 2012 due to lower bad debt ($1.1 million), legal ($0.5 million) and snow removal ($0.3 million) expenses.

	December 31,
Occupancy	2012	2011
Same-store	91.0%	92.7%
Non-same-store	94.0%	100.0%
Total	91.2%	93.3%
Same-store occupancy decreased to 91.0% in 2012 from 92.7% in 2011, driven by lower occupancy at Concord Centre and Randolph Shopping Center, partially offset by higher occupancy at Frederick Crossing and Frederick County Square. Non-same-store occupancy decreased to 94.0% from 100.0% due to lower occupancy at Olney Village Center. During 2012, 75.7% of the square footage that expired was renewed compared to 87.8% in 2011. During 2012, we executed new leases for 0.2 million square feet of retail space at an average rental rate of $23.99, an increase of 8.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $10.23 per square foot.

Multifamily Segment:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue	$52,887	$50,979	$1,908	3.7%
Real Estate Expenses	20,467	19,717	750	3.8%
NOI	$32,420	$31,262	$1,158	3.7%
Real estate rental revenue increased by $1.9 million in 2012 primarily due to higher rental rates.
Real estate expenses increased by $0.8 million in 2012 primarily due to higher real estate taxes.
Occupancy decreased to 94.1% in 2012 from 94.9% in 2011, driven by lower occupancy at 3801 Connecticut Avenue, Walker House Apartments and Munson Hill Towers, partially offset by higher occupancy at Bethesda Hill Apartments.

2011 Compared to 2010
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2011 compared to 2010. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$248,268	$247,474	$794	0.3%
Non-same-store(1)	35,888	5,653	30,235	534.8%
Total real estate rental revenue	$284,156	$253,127	$31,029	12.3%
Real Estate Expenses
Same-store	$83,508	$82,808	$700	0.8%
Non-same-store(1)	11,834	1,937	9,897	510.9%
Total real estate expenses	$95,342	$84,745	$10,597	12.5%
NOI
Same-store	$164,760	$164,666	$94	0.1%
Non-same-store(1)	24,054	3,716	20,338	547.3%
Total NOI	$188,814	$168,382	$20,432	12.1%
Reconciliation to Net Income
NOI	$188,814	$168,382
Depreciation and amortization	(91,805)	(78,483)
General and administrative expenses	(15,728)	(14,406)
Real estate impairment	(14,526)	—
Acquisition costs	(3,607)	(1,161)
Interest expense	(66,214)	(66,965)
Other income	1,144	1,193
Loss on extinguishment of debt	(976)	(9,176)
Gain on non disposal	—	7
Discontinued operations(2):
Income from properties sold or held for sale	11,923	16,569
Gain on sale of real estate	97,491	21,599
Income tax expense	(1,138)	—
Net income	105,378	37,559
Less: Net income attributable to noncontrolling interests	(494)	(133)
Net income attributable to the controlling interests	$104,884	$37,426

(1)	Non-same-store properties include:
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center
2010 Office acquisitions – 925 and 1000 Corporate Drive
2010 Retail acquisition – Gateway Overlook
2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)

(2)	Discontinued operations include gain on disposals and income from operations for:
2012 dispositions and held for sale – Plumtree Medical Center, the Atrium Building, and 1700 Research Boulevard
2011 dispositions – Dulles Station, Phase I and the Industrial Portfolio
2010 dispositions – Parklawn Portfolio, the Ridges, Ammendale I&II and Amvax

Real estate rental revenue from same-store properties increased by $0.8 million in 2011 primarily due to higher rental rates ($4.8 million), partially offset by lower occupancy ($2.4 million) and lower recoveries from tenants ($1.4 million).
Real estate expenses from same-store properties increased by $0.7 million in 2011 primarily due to higher repairs and maintenance ($0.5 million), administrative ($0.5 million), legal ($0.5 million) and vacant space preparation ($0.2 million) expenses, partially offset by lower real estate taxes ($1.3 million).

	December 31,
Occupancy	2011	2010
Same-store	91.2%	92.0%
Non-same-store	89.5%	82.7%
Total	90.9%	91.4%
Same-store occupancy decreased to 91.2% in 2011 from 92.0% in 2010, with the largest decrease in the medical office segment. Non-same-store occupancy increased to 89.5% in 2011 from 82.7% in 2010, driven by the acquisitions in 2011 of John Marshall II and Olney Village Center, each of which was 100.0% occupied at the end of 2011. During 2011, 60.0% of the commercial square footage expiring was renewed as compared to 57.6% in 2010, excluding properties sold or classified as held for sale. During 2011, 1.0 million commercial square feet were leased at an average rental rate of $31.34 per square foot, an increase of 9.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $22.02 per square foot. These leasing statistics exclude first generation leases at recently-built properties.
An analysis of NOI by segment follows.

Office Segment:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$112,616	$114,412	$(1,796)	(1.6)%
Non-same-store(1)	25,709	4,947	20,762	419.7%
Total real estate rental revenue	$138,325	$119,359	$18,966	15.9%
Real Estate Expenses
Same-store	$38,303	$39,379	$(1,076)	(2.7)%
Non-same-store(1)	8,986	1,297	7,689	592.8%
Total real estate expenses	$47,289	$40,676	$6,613	16.3%
NOI
Same-store	$74,313	$75,033	$(720)	(1.0)%
Non-same-store(1)	16,723	3,650	13,073	358.2%
Total NOI	$91,036	$78,683	$12,353	15.7%

(1)	Non-same-store properties include:
2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2010 acquisitions – 925 and 1000 Corporate Drive
Real estate rental revenue from same-store properties decreased by $1.8 million in 2011 primarily due to lower occupancy ($1.5 million), lower recoveries from tenants ($1.4 million) and higher rent abatements ($0.4 million), partially offset by higher rental rates ($0.9 million) and lower provisions for uncollectible revenue ($0.8 million).
Real estate expenses from same-store properties decreased by $1.1 million in 2011 primarily due lower real estate taxes ($1.2 million).

	December 31,
Occupancy	2011	2010
Same-store	88.2%	88.7%
Non-same-store	92.3%	100.0%
Total	89.2%	89.5%
Same-store occupancy decreased to 88.2% in 2011 from 88.7% in 2010, primarily due to lower occupancy at 2000 M Street and West Gude Drive. During 2011, 45.6% of the square footage that expired was renewed compared to 39.9% in 2010, excluding properties sold or classified as held for sale. During 2011, we executed new leases for 0.6 million square feet of office space at an average rental rate of $32.64 per square foot, an increase of 6.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $25.25 per square foot.

Medical Office Segment:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$43,801	$44,087	$(286)	(0.6)%
Non-same-store(1)	630	79	551	697.5%
Total real estate rental revenue	$44,431	$44,166	$265	0.6%
Real Estate Expenses
Same-store	$13,465	$14,006	$(541)	(3.9)%
Non-same-store(1)	598	510	88	17.3%
Total real estate expenses	$14,063	$14,516	$(453)	(3.1)%
NOI
Same-store	$30,336	$30,081	$255	0.8%
Non-same-store(1)	32	(431)	463	(107.4)%
Total NOI	$30,368	$29,650	$718	2.4%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.3 million in 2011 primarily due to lower occupancy ($0.8 million), lower recoveries from tenants ($0.6 million) and higher allowances for uncollectible revenue ($0.2 million), partially offset by higher rental rates ($1.4 million).
Real estate expenses from same-store properties decreased by $0.5 million in 2011 primarily due to recoveries of bad debt ($0.3 million) and lower real estate taxes ($0.1 million).

	December 31,
Occupancy	2011	2010
Same-store	90.5%	93.8%
Non-same-store	27.0%	14.7%
Total	86.3%	88.4%
Same-store occupancy decreased to 90.5% in 2011 from 93.8% in 2010, primarily due to lower occupancy at Woodholme Medical Center and Shady Grove Medical Village II. Non-same-store occupancy increased to 27.0% from 14.7%, reflecting the progress made in the lease-up of 19500 at Riverside Park, which was vacant when acquired during the third quarter of 2009. This building was 32.0% leased as of the end of 2011. During 2011, 72.1% of the square footage that expired was renewed compared to 76.3% in 2010. During 2011, we executed new leases for 0.2 million square feet of medical office space at an average rental rate of $37.52, an increase of 13.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $20.26 per square foot. These leasing statistics exclude first generation leases at Lansdowne Medical Office Building, which was newly-constructed and vacant when acquired.

Retail Segment:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,872	$40,376	$496	1.2%
Non-same-store(1)	9,549	627	8,922	1,423.0%
Total real estate rental revenue	$50,421	$41,003	$9,418	23.0%
Real Estate Expenses
Same-store	$12,023	$10,180	$1,843	18.1%
Non-same-store(1)	2,250	130	2,120	1,630.8%
Total real estate expenses	$14,273	$10,310	$3,963	38.4%
NOI
Same-store	$28,849	$30,196	$(1,347)	(4.5)%
Non-same-store(1)	7,299	497	6,802	1,368.6%
Total NOI	$36,148	$30,693	$5,455	17.8%

(1)	Non-same-store properties include:
2011 acquisition – Olney Village Center
2010 acquisition – Gateway Overlook
Real estate rental revenue from same-store properties increased by $0.5 million in 2011 primarily due to higher rental rates ($0.5 million), recoveries from tenants ($0.4 million) and occupancy ($0.2 million), partially offset by higher reserves for uncollectible revenue ($0.8 million).
Real estate expenses from same-store properties increased by $1.8 million in 2011 due to higher bad debt ($0.8 million), legal expenses ($0.5 million) and vacant space preparation expenses ($0.2 million).

	December 31,
Occupancy	2011	2010
Same-store	93.0%	92.5%
Non-same-store	94.7%	88.2%
Total	93.3%	92.1%
Same-store occupancy increased to 93.0% in 2011 from 92.5% in 2010, driven by higher occupancy at Randolph Shopping Center. Non-same-store occupancy increased to 94.7% from 88.2% due to the acquisition of the fully-leased Olney Village Center. During 2011, 87.8% of the square footage that expired was renewed compared to 72.7% in 2010. During 2011, we executed new leases for 0.2 million square feet of retail space at an average rental rate of $21.52, an increase of 16.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $13.69 per square foot.

Multifamily Segment:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Real Estate Rental Revenue	$50,979	$48,599	$2,380	4.9%
Real Estate Expenses	19,717	19,243	474	2.5%
NOI	$31,262	$29,356	$1,906	6.5%

Real estate rental revenue increased by $2.4 million in 2011 primarily due to higher rental rates ($1.9 million) and lower rent abatements ($0.4 million).
Real estate expenses increased by $0.5 million in 2011 due primarily to higher administrative ($0.3 million) and repairs and maintenance ($0.2 million) expenses.
Occupancy decreased to 94.9% in 2011 from 95.7% in 2010, driven by lower occupancy at The Kenmore, 3801 Connecticut Avenue and Clayborne Apartments.

Liquidity and Capital Resources
Capital Structure
We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, and asset dispositions. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time. However, the capital markets may not consistently be available on terms that we consider attractive. As a result, there can be no assurance that we will be able to access the public or private debt and equity markets at a given point in the future.
We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units in our operating partnerships;

•	Issuances of preferred stock;

•	Proceeds from long-term secured or unsecured debt financings, to include construction loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.
During 2013, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•
Approximately $55.0 - $65.0 million to invest in our existing portfolio of operating assets, including approximately $25.0 - $35.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $30.0 - $35.0 million to invest in our development projects;

•	Funding to cover any costs related to property acquisitions; and

•
Funding for potential property acquisitions throughout the remainder of 2013, offset by proceeds from potential property dispositions (including the potential disposition of our medical office segment).

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements in 2013. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending needs which may limit growth. If capital were not available, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake redevelopment opportunities with respect to our existing portfolio of operating assets.

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

At December 31, 2012 and 2011, our debt was as follows (in thousands):

	December 31,
	2012	2011
Fixed rate mortgages	$342,970	$423,291
Unsecured credit facilities	—	99,000
Unsecured notes payable	906,190	657,470
	$1,249,160	$1,179,761
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
Mortgage Debt
At December 31, 2012, our $343.0 million in fixed rate mortgages, which includes $3.5 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 4.2 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

On August 1, 2012, we repaid without penalty the remaining $21.3 million of the mortgage note secured by Frederick Crossing.

On October 11, 2012, we repaid without penalty the remaining $7.8 million of the mortgage note secured by 15005 Shady Grove Road.

On November 1, 2012, we repaid without penalty the remaining $4.6 million of the mortgage note secured by 9707 Medical Center Drive.

On November 30, 2012, we repaid without penalty the remaining $42.1 million of the mortgage notes secured by Prosperity Medical Centers.

On December 11, 2012, we repaid without penalty the remaining $4.3 million of the mortgage note secured by Plumtree Medical Center.

In January 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.
Unsecured Credit Facilities
Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $500.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had no borrowings outstanding and $0.8 million in letters of credit issued as of December 31, 2012, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had no borrowings outstanding as of December 31, 2012 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.

Our unsecured credit facilities contain financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum tangible net worth;

•	A maximum ratio of total liabilities to gross asset value, calculated using an estimate of fair market value of our assets;

•	A maximum ratio of secured indebtedness to gross asset value, calculated using an estimate of fair market value of our assets;

•	A minimum ratio of quarterly EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary and nonrecurring gains and losses) to fixed charges, including interest expense;

•	A minimum ratio of unencumbered asset value, calculated using a fair value of our assets, to unsecured indebtedness;

•	A minimum ratio of net operating income from our unencumbered properties to unsecured interest expense; and

•	A maximum ratio of permitted investments to gross asset value, calculated using an estimate of fair market value of our assets.
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2012, we were in compliance with our loan covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

We anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.
Unsecured Notes
We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.
Depending upon market conditions, opportunities to issue unsecured notes on attractive terms may not be available. During periods in the recent past, debt capital was essentially unavailable for extended periods of time. While debt markets have improved, it is difficult to predict if the improvement is sustainable.

At December 31, 2012, our unsecured notes with maturities ranging from March 2013 through February 2028, were as follows (in thousands):

5.125% notes due 2013	$60,000
5.25% notes due 2014	100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
Total principal	910,000
Net unamortized discount	(3,810)
Total	$906,190
Our unsecured notes contain covenants with which we must comply, including:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
In September 2012, we issued $300.0 million of 3.95% unsecured notes due October 15, 2022. The notes were issued at a price to the public of 99.438% of their principal amount, and interest is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2013. The notes bear an effective interest rate of 4.018% and our net proceeds were $296.4 million. The notes may be redeemed in whole or in part at any time before maturity at the redemption price set forth in the terms of the notes. The proceeds were used to repay borrowings on our lines of credit and for general corporate purposes.
We repaid our $50.0 million of 5.05% unsecured notes on their due date of May 12, 2012 using borrowings on our unsecured lines of credit.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2012, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.4 million shares were outstanding at December 31, 2012.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of December 31, 2012, we have not issued any common shares under this program.
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We used the net proceeds under this program for general corporate purposes. During 2012, we issued 0.1 million common shares at a weighted average price of $29.67 per share, raising $1.3 million in net proceeds. During 2011, we issued 0.2 million common shares at a weighted average price of $29.97 per share, raising $5.0 million in net proceeds.

Preferred Equity

WRIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2012, no shares of preferred stock had been authorized or issued.

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
Our dividend and distribution payments for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common dividends	$97,734	$115,045	$108,949
Noncontrolling interest distributions	—	2,488	163
	$97,734	$117,533	$109,112
Dividends paid for 2012 decreased from 2011 primarily due to a decrease in the dividend paid per share offset by a small increases in shares outstanding due to our dividend reinvestment program. The decrease in noncontrolling interests distributions reflects the sale of Northern Virginia Industrial Park.
Dividends paid for 2011 increased from 2010 primarily due to a small increase in the dividend paid per share and small increases in shares outstanding due to our dividend reinvestment program. The increase in noncontrolling interests distributions reflects an extraordinary return of capital distribution in connection with the sale of Northern Virginia Industrial Park, whose noncontrolling interest holder received a portion of the sale proceeds.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2012, we had under development a mid-rise apartment property at 650 North Glebe Road in Arlington, VA and a high-rise apartment property at 1225 First Street in Alexandria, VA.

Our total investment in 650 North Glebe Road is expected to be $49.5 million, including land costs and the non-controlling partner's 10% share. We expect to secure debt financing for approximately 70% of the project's cost. As of December 31, 2012, we had invested $15.6 million in 650 North Glebe Road including land costs and we expect to fund approximately $20.0 - $23.0 million in 2013 on this project. We currently expect to complete this development project during the fourth quarter of 2014.

Our total investment in 1225 First Street is expected to be $95.3 million, including land costs and the non-controlling partner's 5% share. We expect to secure or provide debt financing for approximately 70% of the project's cost. As of December 31, 2012, we had invested $19.8 million in 1225 First Street, including land costs. Subsequent to December 31, 2012, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We will reassess this project on a periodic basis going forward.

We expect to fund approximately $10.0 million for a redevelopment project at one of our office properties during 2013.

There were no projects placed into service in the year ended December 31, 2012. As of December 31, 2012, we had no outstanding contractual commitments related to our development projects, and expect to fund approximately $30.0 - $35.0 million of total development spending during 2013.

We anticipate funding several major renovation projects in our portfolios during 2013, as follows (in thousands):

Office	$10,716
Medical Office	2,325
Retail	1,619
Multifamily	7,624
Total	$22,284

These projects include a new heating and air conditioning system at one of our multifamily properties; the renovation of the lobby and front entrance at one of our office properties; the replacement of a roof at one of our retail properties; unit bathroom and kitchen upgrades at several of our multifamily properties; and corridor, restroom and common area upgrades at several of our office properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2012. We expect to meet our requirements using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations
As of December 31, 2012, certain contractual obligations that will require significant capital (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,638,322	$155,407	$559,161	$169,428	$754,326
Purchase obligations(2)	4,120	3,573	175	127	245
Tenant-related capital(3)	11,399	11,399	—	—	—
Building capital(4)	8,949	8,949	—	—	—
Operating leases	15,164	318	871	520	13,455

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents elevator maintenance contracts with terms through 2012, electricity sales agreements with terms through 2013, and natural gas purchase agreements with terms through 2012.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2012.

(4)	Committed building capital additions based on contracts in place as of December 31, 2012.
We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately$18.2 million in 2013. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2014.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2012 were as follows (in thousands):

	Year ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cash provided by operating activities	$131,103	$117,855	$111,933	$13,248	$5,922
Cash (used in) provided by investing activities	(88,546)	61,098	(111,150)	(149,644)	172,248
Cash (used in) provided by financing activities	(35,998)	(244,955)	66,781	208,957	(311,736)
The increase in cash provided by operating activities in 2012 was primarily due to acquisitions made during 2011 and 2012. The increase in cash provided by operating activities in 2011 as compared to 2010 was primarily due to acquisitions.
Net cash used in investing activities increased in 2012 due to the sale of the Industrial Portfolio in 2011, partially offset by a higher volume of acquisition activity in 2011. The use of net cash in our investing activities in 2010 was primarily due to cash invested in acquisitions, net of assumed debt.
The decrease in cash used by financing activities in 2012 was primarily due the issuance of the 3.95% unsecured notes and the decrease of our quarterly dividend, partially offset by paying down the balances on our unsecured lines of credit. Our financing activities generated $66.8 million of net cash in 2010 was primarily due to proceeds from our debt offering and equity issued under our prior sales agency financing agreement.
Capital Improvements and Development Costs

Our capital improvement and development costs for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accretive capital improvements:
Acquisition related	$3,718	$2,549	$1,007
Expansions and major renovations	20,147	9,435	3,180
Development/redevelopment	6,494	25,929	1,337
Tenant improvements (including first generation leases)	18,333	13,350	15,162
Total accretive capital improvements	48,692	51,263	20,686
Other capital improvements:	8,982	7,481	5,696
Total	$57,674	$58,744	$26,382

We consider capital improvements to be accretive to revenue and not necessarily to net income.
Accretive Capital Improvements
Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2012 to Braddock Metro Center, Olney Village Center, 1140 Connecticut Avenue, The Kenmore and 1227 25th Street.
Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2012 included a fitness center, conference room, management office, HVAC modifications and restroom renovations at 2000 M

Street; unit renovations at The Ashby, Country Club Towers, Roosevelt Towers and Park Adams Apartments; lobby and common restrooms renovations at Courthouse Square; elevator and lobby modernization at 1220 19th Street and West Gude; and common area and lobby renovations at 6110 Executive Boulevard and 1901 Pennsylvania Avenue.
Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development costs in each of the years presented include costs associated with the ground up development of 1225 First Street and 650 North Glebe Road.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
Office(1)	$27.26	$13.85	$21.88
Medical Office(1)	$24.33	$10.72	$16.95
Retail	$7.85	$7.07	$3.23
(1) Excludes properties sold or classified as held for sale.

The $13.41 increase in 2012 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2012 requiring $5.1 million in tenant improvements at 2000 M Street, Fairgate at Ballston, Woodholme Center and 1140 Connecticut Avenue.

The $8.03 decrease in 2011 in tenant improvement costs per square foot of office space leased was primarily due to leases executed with single tenants in 2010 requiring $5.4 million in tenant improvements at Monument II, 2000 M Street, 7900 Westpark Drive and 1600 Wilson Boulevard.

The $13.61 increase in 2012 in tenant improvement costs per square foot of medical office space leased was primarily due to single tenant leases executed in 2012 requiring $0.8 million in tenant improvements at Woodholme Medical Center.

The $6.23 decrease in 2011 in tenant improvement costs per square foot of medical office space leased was primarily due to single tenant leases executed in 2010 requiring $1.3 million in tenant improvements at Shady Grove Medical Center.

The $0.78 increase in 2012 in tenant improvement costs per square foot of retail space leased was due to a lease executed with a single tenant requiring $0.9 million in tenant improvements at Gateway Overlook.

The $3.84 increase in tenant improvement costs per square foot of retail space leased was due to leases executed with single tenants at the Centre at Hagerstown and Frederick Crossing requiring $0.7 million in tenant improvements at each location.

Tenant improvement costs for retail tenants are substantially lower than for office and medical office tenants because the improvements required for retail tenants tend to be substantially less extensive than for office and medical office tenants.

Excluding properties classified as sold or held for sale, approximately 59% of our tenants renewed their leases with us in 2012, compared to 60% in 2011 and 58% in 2010. Renewing tenants generally require minimal tenant improvements. In addition, our focus on leasing to smaller office tenants leads to lower tenant improvement costs because smaller office suites have limited configuration alternatives. Therefore, we are often able to lease an existing suite with limited tenant improvements.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our residential properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $0.8 million in 2012, averaging $856 per apartment for the 39% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties (aside from improvements related to apartment turnover), improvements include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $14.2 million during 2012 to maintain the quality of our buildings.
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

	Year Ended December 31,
	2012		2011		2010
Earnings to fixed charges	1.23	x	(1)		(2)
Debt service coverage	2.7	x	2.7	x	2.6	x
(1) Due to WRIT's loss from continuing operations during 2011, the earnings to fixed charges ratio was less than 1:1. WRIT must generate additional earnings of $4.1 million to achieve a ratio of 1:1.
(2) Due to WRIT's loss from continuing operations during 2010, the earnings to fixed charges ratio was less than 1:1. WRIT must generate additional earnings of $1.6 million to achieve a ratio of 1:1.
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

Our FFO and a reconciliation of FFO to net income for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to the controlling interests	$23,708	$104,884	$37,426
Adjustments:
Depreciation and amortization	103,067	91,805	78,483
Gain from non-disposal activities	—	—	(7)
Discontinued operations:
Depreciation and amortization	867	8,723	17,263
Gain on sale of real estate attributable to the controlling interests	(5,124)	(97,091)	(21,599)
Real estate impairment on depreciable real estate	—	599	—
Income tax expense (benefit)	—	1,138	—
FFO, as defined by NAREIT	$122,518	$110,058	$111,566

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
The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	$60,000	$100,000	$150,000	$—	$—	$600,000	$910,000	$968,040
Interest payments	$42,663	$38,500	$31,863	$27,850	$27,850	$134,438	$303,164
Interest rate on debt maturities	5.23%	5.34%	5.45%	—%	—%	4.73%	4.95%
Mortgages
Principal amortization (1) (30 year schedule)	$33,313	$3,519	$22,174	$134,715	$104,712	$48,086	$346,519	$374,591
Interest payments	$18,243	$17,877	$17,579	$12,220	$3,330	$5,339	$74,588
Weighted average interest rate on principal amortization	5.80%	5.30%	5.29%	5.73%	7.19%	5.27%	6.08%
(1) Excludes net discounts of $3.5 million on December 31, 2012.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 64 to 103 are incorporated herein by reference.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration (Principal Accounting Officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
See the Report of Management in Item 8 of this Form 10-K.
See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B:  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2013 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 11:  EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.
Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	20,119		$29.55	1,888,960
Equity compensation plans not approved by security holders	18,000	(2)	$31.52	—
Total	38,119		$30.48	1,888,960

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

PART IV
ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management’s Report on Internal Control Over Financial Reporting	61
	Report of Independent Registered Public Accounting Firm	62
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63
	Consolidated Balance Sheets as of December 31, 2012 and 2011	64
	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	65
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	66
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	67
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	70
	Notes to Consolidated Financial Statements	71

2.	Financial Statement Schedules

	Schedule III – Consolidated Real Estate and Accumulated Depreciation	100
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
4.1	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Officer’s Certificate Establishing Terms of the 2013 Notes, dated March 12, 2003	8-K	001-06622	4(a)	3/17/2003
4.4	Form of 2013 Notes	8-K	001-06622	4(b)	3/17/2003
4.5	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003
4.6	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003
4.7	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005
4.8	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005
4.9	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005
4.10	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005
4.11	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.12	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent	8-K	001-06622	4.1	7/6/2007
4.13	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.14	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.15	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.16	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.17	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.18	Credit Agreement, dated as of July 1, 2011, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	7/6/2011
4.19	Second Amendment to Credit Agreement, dated as of December 23, 2011, with Suntrust Bank.	10-K	001-06622	4.21	2/27/2012
4.20	Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	5/18/2012
4.21	Amended and Restated Credit Agreement, dated as of June 25, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner, and SunTrust Bank, as administrative agent.	8-K	001-06622	4.1	6/27/2012
4.22	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.23	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001
10.2*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.4*	Description of WRIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005
10.5*	Description of WRIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005
10.6*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.7*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.8*	Deferred Compensation Plan for Directors dated December 1, 2000	10-K	001-06622	10(ff)	2/29/2008
10.9*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.10*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.11*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008
10.12*	Form of Indemnification Agreement by and between WRIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.13*	Long Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.28	2/26/2010
10.14*	Short Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.29	2/26/2010
10.15*	Amended and Restated Deferred Compensation Plan for Directors, adopted October 27, 2010	10-Q	001-06622	10.30	11/4/2010
10.16*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.17*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.18*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.19*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.20*	Deferred Compensation Plan for Directors, effective January 1, 2011	10-Q	001-06622	10.36	5/6/2011
10.21	Purchase and Sale Agreement, dated as of August 5, 2011, for 8880 Gorman Road, Dulles South IV, Fullerton Business Center, Hampton Overlook and Alban Business Center.	8-K	001-06622	10.37	8/9/2011
10.22	Purchase and Sale Agreement, dated as of August 5, 2011, for Pickett Industrial Park and Northern Virginia Industrial Park I.	8-K	001-06622	10.38	8/9/2011
10.23	Purchase and Sale Agreement, dated as of August 5, 2011, for Albemarle Point, 270 Technology Park I, 270 Technology Park II, The Crescent, Fullerton Industrial Center, Sully Square, 9950 Business Parkway, Hampton South Phase I, Hampton South Phase II and 8900 Telegraph Road.	8-K	001-06622	10.39	8/9/2011
10.24	Purchase and Sale Agreement, dated as of August 5, 2011, for Northern Virginia Industrial Park II.	8-K	001-06622	10.40	8/9/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	Purchase and Sale Agreement, dated as of August 5, 2011, for 6100 Colombia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K	001-06622	10.41	8/9/2011
10.26	First Amendment to Purchase and Sale Agreement, dated as of October 5, 2011, for 6100 Columbia Park Road, Dulles Business Park I and Dulles Business Park II.	8-K/A	001-06622	10.42	10/6/2011
10.27*	Amended and restated change in control agreement dated December 1, 2011 with George F. McKenzie	10-K	001-06622	10.31	2/27/2012
10.28*	Amended and restated change in control agreement dated December 1, 2011 with William T. Camp	10-K	001-06622	10.32	2/27/2012
10.29*	Amended and restated change in control agreement dated December 1, 2011 with Laura M. Franklin	10-K	001-06622	10.33	2/27/2012
10.30*	Amended and restated change in control agreement dated December 1, 2011 with Thomas C. Morey	10-K	001-06622	10.34	2/27/2012
10.31*	Amended and restated change in control agreement dated December 1, 2011 with Thomas L. Regnell	10-K	001-06622	10.35	2/27/2012
10.32*	Amended and restated change in control agreement dated December 1, 2011 with Michael S. Paukstitus	10-K	001-06622	10.36	2/27/2012
10.33*	Amended and restated change in control agreement dated December 1, 2011 with James B. Cederdahl	10-K	001-06622	10.37	2/27/2012
10.34*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.35*	Separation Agreement and General Release between Michael S. Paukstitus and Washington Real Estate Investment Trust dated February 7, 2013	8-K	001-06622	10.1	2/13/2013
10.36	Sales Agency Financing Agreement, dated June 22, 2012 between WRIT and BNY Mellon Capital Markets, LLC	8-K	001-06622	1.1	6/22/2012
10.37*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012					X
10.38*	Amended and restated change in control agreement dated February 27, 2013 with George F. McKenzie					X
10.39*	Amended and restated change in control agreement dated February 27, 2013 with William T. Camp					X
10.40*	Amended and restated change in control agreement dated February 27, 2013 with Laura M. Franklin					X
10.41*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey					X
10.42*	Amended and restated change in control agreement dated February 26, 2013 with Thomas L. Regnell					X
10.43*	Amended and restated change in control agreement dated February 26, 2013 with James B. Cederdahl					X
10.44*	Change in control agreement dated February 26, 2013 with Paul S. Weinschenk					X
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration (Principal Accounting Officer) and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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
Date: February 27, 2013
By:    /s/ George F. McKenzie
George F. McKenzie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. McDaniel*	Chairman, Trustee	February 27, 2013
John P. McDaniel

/s/ George F. McKenzie	President, Chief Executive Officer and Trustee	February 27, 2013
George F. McKenzie

/s/ William G. Byrnes*	Trustee	February 27, 2013
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 27, 2013
Edward S. Civera

/s/ Terence C. Golden*	Trustee	February 27, 2013
Terence C. Golden

/s/ Charles T. Nason*	Trustee	February 27, 2013
Charles T. Nason

/s/ Thomas Edgie Russell, III*	Trustee	February 27, 2013
Thomas Edgie Russell, III

/s/ Wendelin A. White*	Trustee	February 27, 2013
Wendelin A. White

/s/ Anthony L. Winns*	Trustee	February 27, 2013
Anthony L. Winns

/s/ William T. Camp	Executive Vice President and	February 27, 2013
William T. Camp	Chief Financial Officer
(Principal Financial Officer)

/s/ Laura M. Franklin	Executive Vice President Accounting,	February 27, 2013
Laura M. Franklin	Administration and Corporate Secretary
(Principal Accounting Officer)
* By: /s/ Laura M. Franklin through power of attorney
Laura M. Franklin

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Washington Real Estate Investment Trust (“WRIT”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. WRIT’s internal control system over financial reporting is a process designed under the supervision of WRIT’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of WRIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of WRIT’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of WRIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2012, WRIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited WRIT’s consolidated financial statements included in this report, have issued an unqualified opinion on the effectiveness of WRIT’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2013

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Washington Real Estate Trust and Subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2013

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2012	2011
Assets
Land	$483,198	$465,445
Income producing property	1,979,348	1,899,440
	2,462,546	2,364,885
Accumulated depreciation and amortization	(604,614)	(521,503)
Net income producing property	1,857,932	1,843,382
Properties under development or held for future development	49,135	43,089
Total real estate held for investment, net	1,907,067	1,886,471
Investment in real estate sold or held for sale, net	11,528	27,669
Cash and cash equivalents	19,324	12,765
Restricted cash	14,582	19,229
Rents and other receivables, net of allowance for doubtful accounts of $10,958 and $8,683, respectively	57,076	53,227
Prepaid expenses and other assets	114,541	120,075
Other assets related to properties sold or held for sale	258	1,322
Total assets	$2,124,376	$2,120,758
Liabilities
Notes payable	$906,190	$657,470
Mortgage notes payable	342,970	423,291
Lines of credit	—	99,000
Accounts payable and other liabilities	52,823	51,079
Advance rents	16,096	13,584
Tenant security deposits	9,936	8,728
Other liabilities related to properties sold or held for sale	218	4,774
Total liabilities	1,328,233	1,257,926
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,437 and 66,265 shares issued and outstanding at December 31, 2012 and 2011, respectively	664	662
Additional paid in capital	1,145,515	1,138,478
Distributions in excess of net income	(354,122)	(280,096)
Total shareholders’ equity	792,057	859,044
Noncontrolling interests in subsidiaries	4,086	3,788
Total equity	796,143	862,832
Total liabilities and shareholders’ equity	$2,124,376	$2,120,758
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2012	2011	2010
Revenue
Real estate rental revenue	$304,983	$284,156	$253,127
Expenses
Utilities	19,421	19,397	17,608
Real estate taxes	31,516	26,855	24,644
Repairs and maintenance	14,198	13,231	11,685
Property administration	10,433	9,528	8,527
Property management	10,130	8,773	7,158
Operating services and common area maintenance	14,971	14,502	13,236
Other real estate expenses	2,607	3,056	1,887
Depreciation and amortization	103,067	91,805	78,483
Acquisition costs	234	3,607	1,161
Real estate impairment	2,097	14,526	—
General and administrative	15,488	15,728	14,406
	224,162	221,008	178,795
Real estate operating income	80,821	63,148	74,332
Other income (expense)
Interest expense	(64,697)	(66,214)	(66,965)
Other income	975	1,144	1,193
Gain from non-disposal activities	—	—	7
Loss on extinguishment of debt	—	(976)	(9,176)
	(63,722)	(66,046)	(74,941)
Income (loss) from continuing operations	17,099	(2,898)	(609)
Discontinued operations:
Income from operations of properties sold or held for sale	1,485	11,923	16,569
Gain on sale of real estate	5,124	97,491	21,599
Income tax expense	—	(1,138)	—
Net income	23,708	105,378	37,559
Less: Net income attributable to noncontrolling interests in subsidiaries	—	(494)	(133)
Net income attributable to the controlling interests	23,708	104,884	37,426
Basic net income (loss) attributable to the controlling interests per share
Continuing operations	$0.25	$(0.04)	$(0.01)
Discontinued operations, including gain on sale of real estate	0.10	1.62	0.61
Net income attributable to the controlling interests per share	$0.35	$1.58	$0.60
Diluted net income (loss) attributable to the controlling interests per share
Continuing operations	$0.25	$(0.04)	$(0.01)
Discontinued operations, including gain on sale of real estate	0.10	1.62	0.61
Net income attributable to the controlling interests per share	$0.35	$1.58	$0.60
Weighted average shares outstanding – basic	66,239	65,982	62,140
Weighted average shares outstanding – diluted	66,376	65,982	62,140
Dividends declared and paid per share	$1.4675	$1.7350	$1.7313
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Net income	$23,708	$105,378	$37,559
Other comprehensive income:
Change in fair value of interest rate hedge	—	1,469	288
Comprehensive income	23,708	106,847	37,847
Less: Net income attributable to noncontrolling interests	—	(494)	(133)
Comprehensive income attributable to the controlling interests	$23,708	$106,353	$37,714

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2009	59,811	$599	$944,825	$(198,412)	$(1,757)	$745,255	$3,808	$749,063
Net income attributable to the controlling interests	—	—	—	37,426	—	37,426	—	37,426
Net income attributable to noncontrolling interests	—	—	—	—	—	—	133	133
Change in fair value of interest rate hedge	—	—	—		288	288	—	288
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Dividends	—	—	—	(108,949)	—	(108,949)	—	(108,949)
Equity offerings, net of issuance costs	5,645	56	168,824	—	—	168,880	—	168,880
Shares issued under Dividend Reinvestment Program	175	2	5,284	—	—	5,286	—	5,286
Share options exercised	164	2	3,961	—	—	3,963	—	3,963
Share grants, net of share grant amortization and forfeitures	75	—	4,931	—	—	4,931	—	4,931
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Net income attributable to the controlling interests	—	—	—	104,884	—	104,884	—	104,884
Net income attributable to noncontrolling interests	—	—	—	—	—	—	494	494
Change in fair value of interest rate hedge	—	—	—	—	1,469	1,469	—	1,469
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,488)	(2,488)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,004	2,004
Dividends	—	—	—	(115,045)	—	(115,045)	—	(115,045)
Shares issued under Dividend Reinvestment Program	170	2	5,041	—	—	5,043	—	5,043
Share options exercised	51	1	1,291	—	—	1,292	—	1,292
Share grants, net of share grant amortization and forfeitures	174	—	4,321	—	—	4,321	—	4,321
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$—	$859,044	$3,788	$862,832
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$—	$859,044	$3,788	$862,832
Net income attributable to the controlling interests	—	—	—	23,708	—	23,708	—	23,708
Contribution from noncontrolling interest	—	—	—	—	—	—	298	298
Dividends	—	—	—	(97,734)	—	(97,734)	—	(97,734)
Shares issued under Dividend Reinvestment Program	55	1	1,315	—	—	1,316	—	1,316
Share options exercised	45	—	1,153	—	—	1,153	—	1,153
Share grants, net of share grant amortization and forfeitures	72	1	4,569	—	—	4,570	—	4,570
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$—	$792,057	$4,086	$796,143

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$23,708	$105,378	$37,559
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,124)	(97,491)	(21,599)
Depreciation and amortization, including amounts in discontinued operations	103,934	100,528	95,746
Provision for losses on accounts receivable	3,847	4,005	4,150
Real estate impairment, including amounts in discontinued operations	2,097	15,125	—
Share-based compensation expense	5,856	5,597	5,852
Amortization of debt premiums, discounts and related financing costs	3,867	3,194	5,532
Loss on extinguishment of debt, net	—	—	9,176
Changes in other assets	(8,803)	(16,187)	(20,974)
Changes in other liabilities	1,721	(2,294)	(3,509)
Net cash provided by operating activities	131,103	117,855	111,933
Cash flows from investing activities
Real estate acquisitions, net(1)	(52,142)	(281,701)	(155,881)
Capital improvements to real estate	(51,180)	(32,815)	(25,045)
Development in progress	(6,494)	(25,929)	(1,337)
Net cash received from sale of real estate	21,825	402,164	71,505
Non-real estate capital improvements	(555)	(621)	(392)
Net cash (used in) provided by investing activities	(88,546)	61,098	(111,150)
Cash flows from financing activities
Line of credit repayments, net	(99,000)	(1,000)	(28,000)
Dividends paid	(97,734)	(115,045)	(108,949)
Net contributions from (distributions to) noncontrolling interests	298	(2,488)	(163)
Proceeds from dividend reinvestment program	1,316	5,043	5,286
Principal payments – mortgage notes payable	(85,667)	(32,331)	(25,985)
Proceeds from debt offering	298,314	—	247,998
Payment of financing costs	(4,678)	(3,905)	(2,450)
Net proceeds from equity offerings	—	—	168,880
Notes payable repayments, including penalties for early extinguishment	(50,000)	(96,521)	(193,799)
Net proceeds from exercise of share options	1,153	1,292	3,963
Net cash (used in) provided by financing activities	(35,998)	(244,955)	66,781
Net increase (decrease) in cash and cash equivalents	6,559	(66,002)	67,564
Cash and cash equivalents at beginning of year	12,765	78,767	11,203
Cash and cash equivalents at end of year	$19,324	$12,765	$78,767
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$58,282	$63,916	$60,622
Cash paid for income taxes	$84	$725	$—
(1)  See note 3 to the consolidated financial statements for the supplemental disclosure of non-cash investing and financing activities, including the assumption of mortgage debt in conjunction with some of our real estate acquisitions.

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
NOTE 1:  NATURE OF BUSINESS
Washington Real Estate Investment Trust (“WRIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, medical office buildings, multifamily buildings and retail centers.
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the three years ended December 31, 2012, we sold the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
August 31, 2012	1700 Research Boulevard	Office	$3,724
December 20, 2012	Plumtree Medical Center	Medical Office	1,400
		Total 2012	$5,124

April 5, 2011	Dulles Station, Phase I	Office	$—
Various (1)	Industrial Portfolio (1)	Office/Industrial	97,491
		Total 2011	$97,491

June 18, 2010	Parklawn Portfolio(2)	Office/Industrial	$7,942
December 21, 2010	The Ridges	Office	4,441
December 22, 2010	Ammendale I&II/Amvax	Industrial	9,216
		Total 2010	$21,599

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
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. On April 5, 2011, we settled on the sale of Dulles Station, Phase I, an office property held by one of our TRS's. After the application of available net operating loss carryforwards, we recognized $1.1 million in net federal and state income tax liabilities during 2011 in connection with the sale and operations of the entities.
During the fourth quarter of 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3, Real Estate Investments). The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.
As of December 31, 2012, our TRS's had no net deferred tax asset and a deferred tax liability of $0.6 million. As of December 31, 2011, our TRS's had a net deferred tax asset of $0.1 million and a net deferred tax liability of $0.5 million. These are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. There were no material income tax provisions or material net deferred income tax items for our TRS's for the year ended December 31, 2010.

The following is a breakdown of the taxable percentage of our dividends for the years ended December 31, 2012, 2011 and 2010,(unaudited):

	2012	2011	2010
Ordinary income	72%	60%	55%
Return of capital	26%	17%	31%
Qualified dividends	—%	5%	—%
Unrecaptured Section 1250 gain	2%	13%	11%
Capital gain	—%	5%	3%
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying audited consolidated financial statements include the consolidated accounts of WRIT, our majority-owned subsidiaries and entities in which WRIT has a controlling interest, including where WRIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.
We have prepared the accompanying audited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When we deem the collection of a receivable to be doubtful in the same quarter that we established the receivable, then we recognize the allowance for that receivable as an offset to real estate revenues. When we deem a receivable that was initially established in a prior quarter to be doubtful, then we recognize the allowance as an operating expense. Allowance for doubtful accounts was $7.3 million and $5.1 million as of December 31, 2010 and 2009, respectively. We established reserves for doubtful accounts of $3.8 million, $3.8 million and $3.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Write-offs of previously reserved accounts receivable totaled $1.5 million, $2.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.
We include the following notes receivable balances in our accounts receivable balances (in thousands):

	December 31,
	2012	2010
Notes receivable, net	$7,297	$7,348

Deferred Financing Costs
We capitalize and amortize external costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt. As of December 31, 2012 and 2011 deferred financing costs were included in prepaid expenses and other assets were as follows (in thousands):

	December 31,
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred financing costs	$19,622	$8,902	$10,720	$16,131	$7,580	$8,551
We record the amortization of deferred financing costs as interest expense. Amortization of deferred financing costs from continuing operations for the three years ended December 31, 2012 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred financing costs	$2,478	$2,262	$2,413

Deferred Leasing Costs
We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. As of December 31, 2012 and 2011, deferred leasing costs included in prepaid expenses and other assets were as follows (in thousands):

	December 31,
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$39,159	$16,348	$22,811	$33,011	$12,511	$20,500
We record the amortization of deferred leasing costs as amortization expense. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. Amortization and writes-offs of deferred leasing costs from continuing operations for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred leasing costs	$4,514	$4,530	$4,357
We capitalize and amortize against revenue leasing incentives associated with the successful negotiation of leases on a straight-line basis over the terms of the respective leases. As of December 31, 2012 and 2011, deferred leasing incentives included in prepaid expenses and other assets were as follows (in thousands):

	December 31,
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing incentives	$6,578	$1,698	$4,880	$4,651	$909	$3,742
We record the amortization of deferred leasing incentives as a reduction of revenue. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs as a reduction of revenue. Amortization and write-offs of deferred leasing costs from continuing operations for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred leasing incentives	$789	$664	$208
Real Estate and Depreciation
We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations for the three years ended December 31, 2012 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate depreciation	$76,824	$69,753	$63,372
We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service. Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total interest expense from continuing operations	$66,385	$66,952	$67,823
Capitalized interest	1,688	738	858
Interest expense, net of capitalized interest	$64,697	$66,214	$66,965
We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions. During the year ended December 31, 2012, we recognized in continuing operations an impairment charge of $2.1 million for the development project at 4661 Kenmore Avenue. During the year ended December 31, 2011, we recognized in continuing operations an impairment charge of $14.5 million for the development project at Dulles Station, Phase II. In addition, we recognized in discontinued operations an impairment charge of $0.6 million at Dulles Station, Phase I, which was sold during 2011 (see note 3 for further discussion). There were no impairments recognized during the year ended December 31, 2010.
We record acquired or assumed assets, including physical assets and in-place leases, and liabilities, based on their fair values. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land acquired based on comparisons to similar properties that have been recently marketed for sale or sold.
The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2012 and 2011.
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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$58,444	$32,839	$25,605	$55,640	$25,479	$30,161
Leasing commissions/absorption costs	90,327	48,163	42,164	86,705	34,738	51,967
Net lease intangible assets	14,794	7,665	7,129	14,422	5,679	8,743
Net lease intangible liabilities	32,093	22,336	9,757	31,991	19,293	12,698
Below-market ground lease intangible asset	12,080	956	11,124	12,080	766	11,314

Amortization of these combined components from continuing operations for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization	$20,636	$15,360	$7,643
Amortization of these combined components from continuing operations over the next five years is projected to be as follows (in thousands):

2013	$17,382
2014	14,837
2015	12,228
2016	8,984
2017	5,548
Discontinued Operations
We classify properties as held for sale when they meet the necessary criteria, which include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider that a property has met these criteria when a sale of the property has been approved by the Board of Trustees, or a committee with authorization from the Board, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.
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
Segments
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
Restricted Cash

Restricted cash includes funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain of our properties to be used for future building renovations or tenant improvements.

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units.

Stock Based Compensation
We currently maintain equity based compensation plans for trustees, officers and employees and previously maintained option plans for trustees, officers and employees.
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
Tax returns filed for 2008 through 2012 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
Derivatives
We enter into interest rate swaps from time to time to manage our exposure to variable interest rate risk. We do not purchase derivatives for speculation. In February 2008, we entered into an interest rate swap that expired in February 2010. In May 2009, we entered into a forward interest rate swap that expired in November 2011. Both interest rate swaps qualified as cash flow hedges. Our cash flow hedges were recorded at fair value based on discounted cash flow methodologies and observable inputs. We recorded the effective portion of changes in fair value of cash flow hedges in other comprehensive income. The change in fair value of cash flow hedges was the only activity in other comprehensive income (loss) during periods presented in our consolidated financial statements. We assessed the effectiveness of our cash flow hedges both at inception and on an ongoing basis. We deemed the hedges to be effective for the year ended December 31, 2010 and for subsequent periods prior to expiration in 2011. We had no derivative instruments outstanding as of December 31, 2012 and 2011.
Reclassifications
During the second quarter of 2012, we identified certain immaterial classification errors in our 2011 and 2010 consolidated statements of income and have determined that in this Annual Report on Form 10-K and future periodic reports we will correct these reclassification errors by including within the subtotal “real estate operating income” impairment charges and acquisition costs, which had previously been included in “other income (expense).” These reclassifications totaled $18.1 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. These reclassifications decrease “real estate operating income” and increase “other income (expense)” by an equal and offsetting amount. As a result, these reclassifications do not change income from continuing operations, net income, cash flows or any other operating measure for the periods affected.
In addition, certain prior year amounts have been reclassified from continuing operations to discontinued operations to conform to the current year presentation (see note 3).

NOTE 3: REAL ESTATE INVESTMENTS
Continuing Operations
As of December 31, 2012 and 2011, our real estate investment portfolio, at cost, consists of properties as follows (in thousands):

	December 31,
	2012	2011
Office	$1,315,633	$1,234,499
Medical office	403,064	396,532
Retail	411,948	408,897
Multifamily	331,901	324,957
	$2,462,546	$2,364,885
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
As of December 31, 2012, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.
We had several properties under development or held for development as of December 31, 2012. In the office segment, we had land held for development at Dulles Station, Phase II. In the medical office segment, we had land held for development at 4661 Kenmore Avenue. In the multifamily segment, we had land under development at 650 North Glebe Road and 1225 First Street.
The cost of our real estate portfolio under development or held for development as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Office	$8,977	$8,953
Medical office	3,810	5,758
Retail	587	576
Multifamily	35,761	27,802
	$49,135	$43,089

4661 Kenmore Avenue consists of undeveloped land in Alexandria, Virginia intended for development as a medical office building. During the fourth quarter of 2012, we determined that the development of a medical office building at this site was no longer probable due to a change in corporate strategy. Due to this determination, we recognized a $2.1 million impairment charge during the fourth quarter of 2012 in order to reduce the carrying value of the land at 4661 Kenmore Avenue to its estimated fair value of $3.8 million.

Dulles Station, Phase II consists of undeveloped land in Herndon, Virginia and a half interest in a parking garage that is adjacent to this land. The land is zoned for development as an office building. During the fourth quarter of 2011, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, such as the increased uncertainty surrounding the timing of the completion of the second phase of the Dulles Metrorail project, and reassessed the likelihood that we would follow through on these development plans. Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II was not probable under those market conditions. Due to this determination, we recognized a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value.
We used a combination of internal models and third-party valuation estimates to determine the fair values of 4661 Kenmore Avenue and Dulles Station, Phase II. These fair valuations incorporated both market and income approaches, including recent comparable land sales and return on cost of development metrics. The valuations are inherently subjective because there are few observable market transactions for similar land, and therefore we, through discussions with market participants, made certain significant assumptions with respect to appropriate comparable transactions to consider, cash flow estimates and discount rates. Our estimate of the fair value of the land was further corroborated by an independent third-party valuation specialist. These fair valuations fall into Level 3 in the fair value hierarchy due to its reliance on significant unobservable inputs.

Acquisitions

Properties and land for development acquired during the years ending December 31, 2012, 2011 and 2010 were as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
June 21, 2012	Fairgate at Ballston	Office	142,000	$52,250
		Total 2012	142,000	$52,250

January 11, 2011	1140 Connecticut Ave	Office	188,000	$80,250
March 30, 2011	1227 25th Street	Office	132,000	47,000
June 15, 2011	650 North Glebe Road (1)	Mutifamily	N/A	11,800
August 30, 2011	Olney Village Center	Retail	198,000	58,000
September 13, 2011	Braddock Metro Center	Office	351,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1225 First Street (1)	Mutifamily	N/A	13,850
		Total 2011	1,092,000	$385,400

June 3, 2010	925 and 1000 Corporate Drive	Office	270,000	$68,000
December 1, 2010	Gateway Overlook	Retail	223,000	88,350
		Total 2010	493,000	$156,350
(1) Land for development

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during the three years ended December 31, 2012 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate rental revenue	$3,358	$20,944	$5,575
Net income	325	484	1,460
As discussed in Note 2, Summary of Significant Accounting Policies, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.
We have recorded the total purchase price of the above acquisitions as follows (in thousands):

	2012	2011	2010
Land	$17,750	$90,896	$38,233
Buildings	26,893	219,613	93,332
Tenant origination costs	3,100	15,667	9,094
Leasing commissions/absorption costs	4,172	29,719	15,349
Net lease intangible assets	508	6,805	1,375
Net lease intangible liabilities	(173)	(2,454)	(1,503)
Fair value of assumed mortgage	—	(78,500)	—
Total	$52,250	$281,746	$155,880

The weighted remaining average life for the 2012 acquisition components above, other than land and building, are 65 months for tenant origination costs, 59 months for leasing commissions/absorption costs, 76 months for net lease intangible assets and 29 months for net lease intangible liabilities.
The difference in the contract purchase price of $52.3 million for the 2012 acquisition and the cash paid for the acquisition per the consolidated statements of cash flows of $52.1 million is related to credits received at settlement totaling $0.1 million.
The difference in the total contract price of $385.4 million for the 2011 acquisitions and the acquisition cost per the consolidated statements of cash flows of $281.7 million is primarily related to the two mortgage notes assumed for $76.7 million relating to John Marshall II and Olney Village Center, cash paid for the acquisition of land at 650 North Glebe Road for $11.8 million and at 1225 First Street for $13.9 million included in development, and credits received at settlement totaling $1.3 million.
The difference in total 2010 contract purchase price of $156.4 million and the acquisition cost per the consolidated statements of cash flows of $155.9 million is due to a credit received at settlement for future tenant allowance obligations for Gateway Overlook.
The property acquired during the year ended December 31, 2012 had an immaterial impact on our consolidated results of operations. The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the year ended December 31, 2011 as if the above described 2011 acquisitions had occurred at the beginning of the period of acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the entire year ended December 31, 2011. The unaudited data for the year ended December 31, 2011 were as follows (in thousands, except per share data):

Real estate revenues	$302,836
Loss from continuing operations	(3,471)
Net income	104,311
Diluted earnings per share	1.57

Noncontrolling Interests in Subsidiaries
In August 2007, we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase. The operating partnership units could have a dilutive impact on our earnings per share calculation. They are not dilutive for the years ended December 31, 2012, 2011 and 2010, and, as such, are not included in our earnings per share calculations.
In May 1998, we entered into an operating partnership agreement with a member of the entity that previously owned Northern Virginia Industrial Park in conjunction with the acquisition of this property. We accounted for this activity by applying the noncontrolling owner’s percentage ownership interest to the net income of the property and reporting such amount in our net income attributable to noncontrolling interests. In October 2011, we closed on the sale of Northern Virginia Industrial Park II, thereby terminating this noncontrolling interest in our earnings. As a result of this transaction, we recorded a gain on sale relating to the noncontrolling interest of $0.4 million in 2011. The amounts reported on the consolidated statements of income for noncontrolling interests are related to Northern Virginia Industrial Park II and classified as discontinued operations.

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.5 million, and we expect to secure third-party debt financing for approximately 70% of the project's cost. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. Subsequent to December 31, 2012, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We will reassess this project on a periodic basis going forward.

We have determined that the 650 North Glebe Road and 1225 First Street joint ventures are VIE's primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs will be financed through debt. We have also determined that WRIT is the primary beneficiary of each VIE due to the fact that WRIT is providing 90% to 95% of the equity contributions and will manage each property after stabilization.

We include the joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for development, consistent with other development activity. As of December 31, 2012 and 2011, the land and capitalized development costs were as follows (in thousands):

	December 31,
	2012	2011
650 North Glebe Road	$15,646	$13,406
1225 First Street	19,807	14,396

As of December 31, 2012 and 2011, the accounts payable and accrued liabilities related to the joint ventures were as follows (in thousands):

	December 31,
	2012	2011
650 North Glebe Road	$115	$47
1225 First Street	1,676	235
Discontinued Operations
We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see "Discontinued Operations" in note 2 to the consolidated financial statements). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Properties classified as sold or held for sale as of December 31, 2012 are included in "Investment in real estate sold or held for sale, net" on our consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Office	$17,450	$33,637
Medical Office	—	8,261
Total	17,450	41,898
Less accumulated depreciation	(5,922)	(14,229)
	$11,528	$27,669

We sold or classified as held for sale the following properties during the three years ended December 31, 2012:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250	$3,724
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750	1,400
N/A - Held for Sale	Atrium Building	Office	79,000	N/A	N/A
		Total 2012	213,000	$23,000	$5,124

Various (1)	Industrial Portfolio (1)	Industrial/Office	3,092,000	$350,900	$97,491
April 5, 2011	Dulles Station, Phase I	Office	180,000	58,800	—
		Total 2011	3,272,000	$409,700	$97,491

June 18, 2010	Parklawn Portfolio (2)	Office/Industrial	229,000	$23,430	$7,942
December 21, 2010	The Ridges	Office	104,000	27,500	4,441
December 22, 2010	Ammendale I&II and Amvax	Industrial	305,000	23,000	9,216
		Total 2010	638,000	$73,930	$21,599

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

(2)	The Parklawn Portfolio consists of three office properties (Parklawn Plaza, Lexington Building and Saratoga Building) and one industrial property (Charleston Business Center).

Income from operations of properties sold or held for sale for the three years ended December 31, 2012 were as follows (in thousands):

	December 31,
	2012	2011	2010
Revenues	$4,155	$31,525	$53,009
Property expenses	(1,542)	(9,547)	(17,163)
Real estate impairment	—	(599)	—
Depreciation and amortization	(867)	(8,723)	(17,263)
Interest expense	(261)	(733)	(2,014)
	$1,485	$11,923	$16,569

Income from operations of properties sold or held for sale by property for the three years ended December 31, 2012 were as follows (in thousands):

		Operating Income For the Year Ending December 31,
Property	Segment	2012	2011	2010
Parklawn Plaza	Office	$—	$—	$132
Lexington Building	Office	—	—	65
Saratoga Building	Office	—	—	225
Charleston Business Center	Industrial	—	—	370
The Ridges	Office	—	—	678
Ammendale I&II	Industrial	—	—	1,023
Amvax	Industrial	—	—	336
Dulles Station, Phase I	Office	—	(468)	492
Industrial Portfolio	Industrial/Office	—	10,621	11,647
1700 Research Boulevard	Office	225	651	670
Atrium Building	Office	1,063	1,052	883
Plumtree Medical Center	Medical Office	197	67	48
		$1,485	$11,923	$16,569
The impact of the disposal of our industrial segment on revenues and net income for the three years ended December 31, 2012 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Real estate revenues	$—	$23,045	$32,191
Net income	—	16,484	22,857
Basic net income per share	—	0.23	0.36
Diluted net income per share	—	0.23	0.36

NOTE 4: MORTGAGE NOTES PAYABLE
As of December 31, 2012 and 2011, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2012	2011	Payoff Date/Maturity Date
John Marshall II	9/15/2011	5.79%	$53,274	$53,936	5/6/2016
Olney Village Center	8/30/2011	4.94%	22,343	23,873	10/1/2023
Kenmore Apartments	2/2/2009	5.37%	35,535	36,097	3/1/2019
2445 M Street (3)	12/2/2008	7.25%	96,848	95,593	1/6/2017
3801 Connecticut Avenue, Walker House and Bethesda Hill (4)	5/29/2008	5.71%	81,029	81,029	6/1/2017
Ashburn Farm Office Park	6/1/2007	5.56%	2,313	2,438	5/31/2025
Ashburn Farm III Office Park	6/1/2007	5.69%	2,024	2,159	7/31/2023
Woodholme Medical Office Center	6/1/2007	5.29%	19,608	19,954	11/1/2015
West Gude Drive	8/25/2006	5.86%	29,996	30,761	1/11/2013
15005 Shady Grove Road (5)	7/12/2006	5.73%	—	7,974	10/11/2012
Plumtree Medical Center (6)	6/22/2006	5.68%	—	4,419	12/11/2012
9707 Medical Center Drive (7)	4/13/2006	5.32%	—	4,780	11/1/2012
Frederick Crossing (8)	3/23/2005	5.95%	—	21,700	8/1/2012
Prosperity Medical Center (9)	10/9/2003	5.36%	—	31,169	11/30/2012
Prosperity Medical Center (9)	10/9/2003	5.34%	—	11,828	11/30/2012
			$342,970	$427,710
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
(3) Interest only is payable monthly until the maturity date upon which all unpaid principal and interest are payable in full.
(4) Interest only is payable monthly until the maturity date, which can be extended for one year upon which the interest rate is reset on June 1, 2016. At maturity on June 1, 2017, all unpaid principal and interest are payable in full.

(5) On October 11, 2012, we repaid without penalty the remaining $7.8 million of principal on the mortgage note secured by 15005 Shady Grove Road.

(6) On December 11, 2012, we repaid without penalty the remaining $4.3 million of principal on the mortgage note secured by Plumtree Medical Center. Because Plumtree Medical Center was sold during 2012 (see Note 3 to the consolidated financial statements), the mortgage note is included in "Other liabilities related to properties sold or held for sale" on our consolidated balance sheets as of December 31, 2011.

(7) On November 1, 2012, we repaid without penalty the remaining $4.6 million of principal on the mortgage note secured by 9707 Medical Center Drive.

(8) On August 1, 2012, we repaid without penalty the remaining $21.3 million of principal on the mortgage note secured by Frederick Crossing.

(9) On November 30, 2012, we repaid without penalty the remaining $42.1 million of principal on the mortgage notes secured by Prosperity Medical Centers.

Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $510.0 million and $670.7 million at December 31, 2012 and 2011, respectively.

In January 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.

Scheduled principal payments subsequent to December 31, 2012 are as follows (in thousands):

2013	$33,313
2014	3,519
2015	22,174
2016	134,715
2017	104,712
Thereafter	48,086
346,519
Net discounts/premiums	(3,549)
Total	$342,970
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of December 31, 2012, we maintained a $100.0 million unsecured line of credit maturing in June 2015 (“Credit Facility No. 1”) and a $400.0 million unsecured line of credit maturing in July 2016 (“Credit Facility No. 2”). Credit Facility No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at December 31, 2012 were as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	—	—
Letters of credit issued	(815)	—
Unused and available	$99,185	$400,000
We executed borrowings and repayments on the unsecured lines of credit during 2012 as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2011	$74,000	$25,000
Borrowings	—	158,000
Repayments	(74,000)	(183,000)
Balance at December 31, 2012	$—	$—
We made borrowings to repay our 5.05% unsecured notes, to partially fund the acquisition of Fairgate at Ballston, to repay the mortgage note secured by Frederick Crossing and for general corporate purposes. We made repayments during the year ended December 31, 2012 using proceeds from the issuance of our 3.95% unsecured notes and the sale of 1700 Research Boulevard.
Borrowings under Credit Facility No. 1 and No. 2 bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is 120 basis points for each facility.
All outstanding advances for Credit Facility No. 1 and No. 2 are due and payable upon maturity in June 2015 and July 2016, respectively. Credit Facility No. 1 and No. 2 may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the three years ended December 31, 2012, we recognized interest expense (excluding facility fees) as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Credit Facility No. 1	$470	$355	$91
Credit Facility No. 2	783	2,735	2,684

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which as of December 31, 2012 equals 0.25%  per annum of the committed capacity of each facility, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the three years ended December 31, 2012, we incurred facility fees as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Credit Facility No. 1	$175	$114	$114
Credit Facility No. 2	887	658	398
Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2012 and 2011. Included in these covenants is the requirement to maintain a minimum level of net worth, as well as limits on our total liabilities, secured indebtedness and required debt service payments.
Information related to revolving credit facilities for the three years ended December 31, 2012 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2012	2011	2010
Total revolving credit facilities at December 31	$500,000	$475,000	$337,000
Borrowings outstanding at December 31	—	99,000	100,000
Weighted average daily borrowings during the year	108,589	160,090	112,573
Maximum daily borrowings during the year	242,000	281,000	141,000
Weighted average interest rate during the year	1.15%	1.90%	2.43%
Weighted average interest rate on borrowings outstanding at December 31	n/a	0.90%	2.53%
NOTE 6: NOTES PAYABLE
Our unsecured notes outstanding as of December 31, 2012 were as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	5.125%	5.227%	$60,000	3/15/2013
10 Year Unsecured Notes	5.250%	5.339%	100,000	1/15/2014
10 Year Unsecured Notes	5.350%	5.359%	50,000	5/1/2015
10 Year Unsecured Notes	5.350%	5.490%	100,000	5/1/2015
10 Year Unsecured Notes	4.950%	5.053%	250,000	10/1/2020
10 Year Unsecured Notes	3.950%	4.018%	300,000	10/15/2022
30 Year Unsecured Notes	7.250%	7.360%	50,000	2/25/2028
Total principal			910,000
Net unamortized discount			(3,810)
Total			$906,190
(1) Yield on issuance date, including the effects of discounts on the notes.
(2) No principal amounts are due prior to maturity.
In September 2012, we issued $300.0 million of 3.95% unsecured notes due on October 15, 2022. The notes were issued at a price to the public of 99.438% of their principal amount, and pay interest semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2013. The notes bear an effective interest rate of 4.018% and our net proceeds were $296.4 million.

The notes may be redeemed in whole or in part at any time before maturity at the redemption price described in the Prospectus Supplement dated September 12, 2012. The proceeds were used to repay borrowings on our lines of credit, repay mortgage notes secured by 9707 Medical Center Drive, Prosperity Medical Centers, 15005 Shady Grove and Plumtree Medical Center and for general corporate purposes.
We repaid the remaining $50.0 million of our 5.05% unsecured notes on their due date of May 1, 2012, using borrowings on our unsecured lines of credit.
The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2012 are as follows (in thousands):

2013	$60,000
2014	100,000
2015	150,000
2016	—
2017	—
Thereafter	600,000
$910,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2012. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.
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

WRIT's Compensation Committee conducted an extensive review of our executive compensation philosophy and a fundamental redesign of our short-term and long-term incentive plans for our officers, resulting in new short-term incentive (“STIP”) and new long-term incentive (“LTIP”) plans, which were approved by the Compensation Committee and Board of Trustees on February 17, 2011 effective as of January 1, 2011. In addition, the Compensation Committee approved a new long-term incentive plan for non-officer employees as of January 1, 2011, with minimal changes from the prior long-term incentive plan for non-officer employees.

Short-Term Incentive Plan

Under the STIP, officers earn awards, payable 50% in cash and 50% in restricted shares, based on a percentage of salary and the achievement of various performance conditions within a one-year performance period (except for 15% of such restricted share awards which will be exclusively service-based). With respect to the 50% of the STIP award payable in restricted shares, (i) the restricted shares subject to performance conditions will vest over a three-year period commencing on the January 1 following the end of the one-year performance period, and (ii) the restricted shares subject only to a service condition will vest over a three -

year period commencing at the beginning of the one-year performance period.

With respect to the 50% of the award payable in cash, the officer may elect to defer up to 80% of the cash portion pursuant to WRIT's deferred compensation plan for officers. If the officer makes such election, the cash will be converted to restricted share units and WRIT will match 25% of deferred amounts in restricted share units.

For the service based awards, we recognize compensation expense based on the grant date fair value, ratably over a three-year period commencing with the start of the performance period. With respect to the restricted shares subject to performance conditions expected to be awarded under the STIP at the end of the one-year performance period, we recognize compensation expense based on the current fair market value of the probable award until the performance condition has been met, according to a graded vesting schedule over a four-year period commencing with the date the performance targets were established. Approximately 20% of the restricted shares subject to performance conditions awarded by the Compensation Committee at the end of the one-year performance period are based on subjective strategic acquisition and disposition goal criteria, for which we recognize compensation expense when the grant date occurs at the end of the one-year period through the three-year vesting period.

Long-Term Incentive Plan

Under the LTIP, officers earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on a percentage of salary and the achievement of various market and performance conditions during a defined three-year performance period (e.g., commencing on January 1, 2011 and concluding on December 31, 2013).

LTIP performance is evaluated based on objective and subjective performance goals and weightings. Of the officers' total potential award, 40% is subject to market conditions based on absolute total shareholder return (“TSR”) and relative TSR. The remaining 60% of the award is based primarily on strategic plan fulfillment, evaluated and determined by the Compensation Committee in its discretion at the end of the three-year performance period.

The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period.

With respect to the 40% of the LTIP subject to market conditions, we recognize compensation expense ratably (over three years for the 50% unrestricted shares and over four years for the 50% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. With respect to the 60% subjective portion of the LTIP, we will recognize compensation expense for the 50% unrestricted shares when the grant date has occurred at the end of the three-year performance period. We will recognize compensation expense for the 50% restricted shares over the one-year vesting period commencing upon the grant date at the end of the three-year performance period.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the 40% of the LTIP subject to market conditions referenced above. The market condition performance measurement is the cumulative three-year total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of 20 peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to a peer companies, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. The assumptions used to value the 40% of the LTIP subject to market conditions were an expected volatility of 58.1%, a risk-free interest rate of 1.2% and an expected life of 3 and 4 years.  We based the expected volatility upon the historical volatility of our daily closing share price. The price at the grant date, February 17, 2011, was $30.91. We based the risk-free interest rate used on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period. The officers' total award opportunity under the new LTIP stated as a percentage of base salary ranges from 65% to 150% at target level. The calculated grant date fair value as a percentage of base salary for the officers ranged from 79% to 185% for the 40% of the LTIP subject to market conditions.

Non-officer employees earn restricted share awards under the LTIP based upon various percentages of their salaries and annual performance calculations. The restricted share awards vest ratably over three years from the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over four years from the date the performance target was established.

Modification of Prior LTIP Awards

In connection with the January 1, 2011 adoption of the STIP and the LTIP, the previous long-term incentive plan ("prior LTIP")

for officers was amended such that awards subject to performance and market conditions through 2012 under the prior LTIP were converted when the new plans were adopted into 154,400 restricted share units as of February 17, 2011, of which 59,100 were previously granted and unvested as of December 31, 2010. Such restricted share units vested consistent with the periods in which they otherwise would have vested under the terms of the prior LTIP (i.e., either December 31, 2011 or December 31, 2012). We accounted for the amendment of these awards as a modification.

Prior LTIP

Other non-officer members of management earned restricted share units under the prior LTIP (before January 1, 2011) based on one-year performance targets that vest ratably over five years from the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over six years from the date the performance target was established.

Officers earned restricted share units under the prior LTIP based on various percentages of their salaries that vest ratably over five years from the grant date based upon continued employment. We recognize compensation expense for these awards ratably over five years from the grant date.

Trustee Awards

We award share based compensation to our trustees on an annual basis in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $55,000 for each of the years ended December 31, 2012, 2011 and 2010.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for the three years ended December 31, 2012 for all share based awards, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$5,856	$5,597	$5,852
Restricted Share Awards
The activity for the three years ended December 31, 2012 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Year Ended December 31,
	2012		2011		2010
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	652,803	$30.06	490,832	$30.20	423,145	$30.24
Unvested at January 1	331,003	28.39	193,339	27.71	160,276	28.13
Granted	36,884	26.40	303,168	29.48	101,870	28.37
Vested during year	(211,485)	28.39	(161,971)	29.80	(67,687)	30.01
Forfeited	(6,599)	27.61	(3,533)	28.10	(1,120)	28.45
Unvested at December 31	149,803	27.37	331,003	28.39	193,339	27.71
Vested at December 31	864,288	29.65	652,803	30.06	490,832	30.20
The total fair value of share grants vested for the years ended December 31, 2012, 2011 and 2010 was $5.6 million, $4.9 million and $2.1 million, respectively.
As of December 31, 2012, the total compensation cost related to non-vested share awards not yet recognized was $2.4 million, which we expect to recognize over a weighted average period of 17 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,066	$1,066
Absolute TSR	365	365

The unamortized value of these awards with market conditions as of December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012		2011
	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$501	$338	$742	$826
Absolute TSR	172	116	254	283

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
The previously issued and currently outstanding and exercisable stock options for the three years ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012		2011		2010
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	89,106	$27.69	145,950	$26.74	314,250	$25.39
Granted	—	—	—	—	—	—
Exercised	(44,987)	25.61	(51,081)	25.29	(164,300)	24.11
Expired/Forfeited	(6,000)	25.61	(5,763)	24.85	(4,000)	28.23
Outstanding at December 31	38,119	30.48	89,106	27.69	145,950	26.74
Exercisable at December 31	38,119	30.48	89,106	27.69	145,950	26.74
The options outstanding at December 31, 2012, all of which are exercisable, have exercise prices between $29.55 and $33.09, with a weighted-average exercise price of $30.48 and a weighted average remaining contractual life of 1.2 years. The outstanding exercisable shares at December 31, 2012 had no aggregate intrinsic value. The aggregate intrinsic value of options exercised was $0.1 million, $0.3 million and $1.0 million in the years ended December 31, 2012, 2011 and 2010, respectively. There were no options forfeited in the years ended December 31, 2012 and 2011. 3,350 options were forfeited in 2010.
NOTE 8: OTHER BENEFIT PLANS
We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For the three years ended December 31, 2012, we made contributions to the 401(k) plan as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
401(k) plan contributions	$467	$529	$454

We have adopted non-qualified deferred compensation plans for the officers and members of the Board of Trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of WRIT. The deferred compensation liability at December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012	2011
Deferred compensation liability	$1,314	$1,221

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of our prior CEO. Under this plan, upon the prior CEO's termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with ASC 715-30 (formerly SFAS No. 87, Employers' Accounting for Pensions), whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the prior CEO's employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2012 and 2011, the accrued benefit liability was $1.4 million and $1.5 million, respectively. For the three years ended December 31, 2012, we recognized current service cost as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Prior CEO SERP current service cost	$106	$113	$119
We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the prior CEO's retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the prior CEO. This is a defined contribution plan under which, upon a participant's termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 (formerly EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested) and ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2012 and 2011, the accrued benefit liability was $2.3 million and $1.7 million, respectively. For the three years ended December 31, 2012, we recognized current service cost as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Officer SERP current service cost	$342	$334	$344
NOTE 9: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at December 31, 2012 and 2011 that are recorded at fair value on a recurring basis are the assets held in the SERP. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012				December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,421	$—	$2,421	$—	$1,738	$—	$1,738	$—
Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2012 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2012.
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
As of December 31, 2012 and 2011, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$19,324	$19,324	$12,765	$12,765
Restricted cash	14,582	14,582	19,229	19,229
2445 M Street note receivable	6,617	6,654	6,975	7,721
Mortgage notes payable	342,970	374,591	423,291	458,663
Lines of credit payable	—	—	99,000	99,000
Notes payable	906,190	968,040	657,470	713,797

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
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units and 3.875% convertible notes under the if-converted method. The 3.875% convertible notes were repaid in full as of December 31, 2011, and were anti-dilutive for the year ended December 31, 2010.

The computation of basic and diluted earnings per share for the three years ended December 31, 2012 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$17,099	$(2,898)	$(609)
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	(451)	—	—
Adjusted income (loss) from continuing operations attributable to the controlling interests	16,648	(2,898)	(609)
Income from discontinued operations, including gain on sale of real estate, net of taxes	6,609	108,276	38,168
Net income attributable to noncontrolling interests	—	(494)	(133)
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	(131)	(712)	(144)
Adjusted income from discontinued operations attributable to the controlling interests	6,478	107,070	37,891
Adjusted net income attributable to the controlling interests	$23,126	$104,172	$37,282
Denominator:
Weighted average shares outstanding – basic	66,239	65,982	62,140
Effect of dilutive securities:
Employee stock options and restricted share awards	137	—	—
Weighted average shares outstanding – diluted	66,376	65,982	62,140

Earnings per common share, basic:
Continuing operations	$0.25	$(0.04)	$(0.01)
Discontinued operations	0.10	1.62	0.61
	$0.35	$1.58	$0.60
Earnings per common share, diluted:
Continuing operations	$0.25	$(0.04)	$(0.01)
Discontinued operations	0.10	1.62	0.61
	$0.35	$1.58	$0.60

NOTE 11: RENTALS UNDER OPERATING LEASES
As of December 31, 2012, non-cancelable commercial operating leases provide for minimum rental income from continuing operations were as follows (in thousands):

2013	$212,828
2014	179,735
2015	152,282
2016	124,434
2017	100,573
Thereafter	243,247
$1,013,099
Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index. Percentage rents from retail centers, based on a percentage of tenants’ gross sales, for the three years ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Percentage rents	$150	$193	$140
Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2012 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Reimbursement income	$29,166	$25,680	$23,998

NOTE 12: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2012, we had no committed contracts outstanding with third parties in connection with our development projects at 1225 First Street and 650 North Glebe Road.
Litigation
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.
Other
At December 31, 2012, we were contingently liable under unused letters of credit in the amounts of $0.8 million, related to our assumption of mortgage debt on West Gude to ensure the funding of certain tenant improvements and leasing commissions over the term of the debt.
NOTE 13: SEGMENT INFORMATION
We have four reportable segments: office, medical office, retail, and multifamily. Office buildings provide office space for various types of businesses and professions. Medical office buildings provide offices and facilities for a variety of medical services. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area.

Real estate rental revenue as a percentage of the total for each of the four reportable operating segments for the three years ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Office	50%	49%	47%
Medical office	15%	15%	18%
Retail	18%	18%	16%
Multifamily	17%	18%	19%
The percentage of total income producing real estate assets, at cost, for each of the four reportable operating segments as of December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Office	53%	52%
Medical office	16%	17%
Retail	17%	17%
Multifamily	14%	14%
The accounting policies of each of the segments are the same as those described in note 2.

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2012 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$152,916	$44,674	$54,506	$52,887	$—	$304,983
Real estate expenses	55,113	14,994	12,702	20,467	—	103,276
Net operating income	$97,803	$29,680	$41,804	$32,420	$—	$201,707
Depreciation and amortization						(103,067)
General and administrative						(15,488)
Real estate impairment						(2,097)
Acquisition costs						(234)
Interest expense						(64,697)
Other income						975
Discontinued operations:
Income from properties sold or held for sale						1,485
Gain on sale of real estate						5,124
Net income						23,708
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$23,708
Capital expenditures	$35,330	$7,004	$2,977	$5,869	$555	$51,735
Total assets	$1,140,046	$327,573	$355,585	$249,503	$51,669	$2,124,376

	Year Ended December 31, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$138,325	$44,431	$50,421	$50,979	$—	$—	$284,156
Real estate expenses	47,289	14,063	14,273	19,717	—	—	95,342
Net operating income	$91,036	$30,368	$36,148	$31,262	$—	$—	$188,814
Depreciation and amortization							(91,805)
General and administrative							(15,728)
Real estate impairment							(14,526)
Acquisition costs							(3,607)
Interest expense							(66,214)
Other income							1,144
Loss on extinguishment of debt							(976)
Discontinued operations:
Income from properties sold or held for sale							11,923
Gain on sale of real estate							97,491
Income tax expense							(1,138)
Net income							105,378
Less: Net income attributable to noncontrolling interests							(494)
Net income attributable to the controlling interests							$104,884
Capital expenditures	$21,065	$5,654	$2,922	$2,823	$351	$621	$33,436
Total assets	$1,118,074	$347,735	$365,164	$247,170	$—	$42,615	$2,120,758

	Year Ended December 31, 2010
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$119,359	$44,166	$41,003	$48,599	$—	$—	$253,127
Real estate expenses	40,676	14,516	10,310	19,243	—	—	84,745
Net operating income	$78,683	$29,650	$30,693	$29,356	$—	$—	$168,382
Depreciation and amortization							(78,483)
General and administrative							(14,406)
Acquisition costs							(1,161)
Interest expense							(66,965)
Other income							1,193
Loss on extinguishment of debt							(9,176)
Gain from non-disposal activities							7
Discontinued operations:
Income from properties sold or held for sale							16,569
Gain on sale of real estate							21,599
Net income							37,559
Less: Net income attributable to noncontrolling interests							(133)
Net income attributable to the controlling interests							$37,426
Capital expenditures	$13,983	$4,986	$1,982	$2,387	$1,707	$392	$25,437
Total assets	$938,638	$353,508	$313,003	$228,769	$225,206	$108,757	$2,167,881

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited financial data by quarter for each of the three months in the years ended December 31, 2012 and 2011 were as follows(in thousands, except for per share data):

	Quarter(1)(2)
	First	Second	Third	Fourth
2012
Real estate rental revenue	$75,214	$75,590	$77,108	$77,071
Income from continuing operations	$4,834	$5,694	$5,323	$1,248
Effect of disposal of industrial segment on net income	$—	$—	$—	$—
Net income	$5,181	$6,008	$9,561	$2,958	(3)
Net income attributable to the controlling interests	$5,181	$6,008	$9,561	$2,958
Income from continuing operations per share
Basic	$0.07	$0.08	$0.08	$0.02
Diluted	$0.07	$0.08	$0.08	$0.02
Net income per share
Basic	$0.08	$0.09	$0.14	$0.04
Diluted	$0.08	$0.09	$0.14	$0.04
2011
Real estate rental revenue	$67,872	$70,321	$70,550	$75,413
Income (loss) from continuing operations	$1,708	$3,963	$2,275	$(10,844)	(3)
Effect of disposal of industrial segment on net income	$5,719	$5,978	$4,388	$399
Net income	$4,688	$6,556	$63,036	$31,098
Net income attributable to the controlling interests	$4,665	$6,522	$63,008	$30,689
Income (loss) from continuing operations per share
Basic	$0.03	$0.08	$0.03	$(0.16)
Diluted	$0.03	$0.08	$0.03	$(0.16)
Net income per share
Basic	$0.07	$0.10	$0.95	$0.46
Diluted	$0.07	$0.10	$0.95	$0.46

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The prior quarter results have been restated to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

(3)	The three months ended December 31, 2012 and 2011 include the impact of real estate impairments of $2.1 million and $14.5 million, respectively.

NOTE 15: SHAREHOLDERS’ EQUITY
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for general corporate purposes. As of December 31, 2012, we have not issued any common shares under this sales agency financing agreement. We executed issuances under a previous sales agency financing agreement during the year ended December 31, 2010 as follows (in thousands, except for weighted average issue price):

Year Ended December 31, 2010
Common shares issued	5,645
Weighted average issue price	$30.34
Net proceeds	$168,881
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. We executed issuances under this program for the three years ended December 31, 2012 as follows (in thousands, except for weighted average issue price):

	Year Ended December 31,
	2012	2011	2010
Common shares issued	55	171	175
Weighted average issue price	$29.67	$29.97	$30.36
Net proceeds	$1,316	$5,043	$5,286

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2012			Accumulated Depreciation at December 31, 2012
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$9,023,000	$420,000	$11,702,000	$12,122,000	$8,504,000	1951	Jan 1963	179,000	308	30 years
Roosevelt Towers	Virginia	$336,000	$1,996,000	$9,881,000	$336,000	$11,877,000	$12,213,000	$7,180,000	1964	May 1965	170,000	191	40 years
Country Club Towers	Virginia	$299,000	$2,562,000	$14,461,000	$299,000	$17,023,000	$17,322,000	$9,472,000	1965	Jul 1969	159,000	227	35 years
Park Adams	Virginia	$287,000	$1,654,000	$9,141,000	$287,000	$10,795,000	$11,082,000	$7,386,000	1959	Jan 1969	173,000	200	35 years
Munson Hill Towers	Virginia	$322,000	$3,337,000	$14,847,000	$322,000	$18,183,000	$18,505,000	$12,589,000	1963	Jan 1970	258,000	279	33 years
The Ashby at McLean	Virginia	$4,356,000	$17,102,000	$15,148,000	$4,356,000	$32,250,000	$36,606,000	$17,975,000	1982	Aug 1996	274,000	256	30 years
Walker House Apartments (a)	Maryland	$2,851,000	$7,946,000	$6,688,000	$2,851,000	$14,634,000	$17,485,000	$8,508,000	1971	Mar 1996	157,000	212	30 years
Bethesda Hill Apartments (a)	Maryland	$3,900,000	$13,412,000	$11,903,000	$3,900,000	$25,315,000	$29,215,000	$13,593,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	$2,861,000	$917,000	$78,855,000	$4,774,000	$77,859,000	$82,633,000	$20,017,000	2007	Feb 2001	214,000	224	28 years
The Clayborne	Virginia	$269,000	$—	$30,451,000	$699,000	$30,020,000	$30,719,000	$8,994,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	$28,222,000	$33,955,000	$2,130,000	$28,222,000	$36,085,000	$64,307,000	$5,818,000	1948	Sep 2008	268,000	374	30 years
650 N. Glebe Rd (g)	Virginia	$12,787,000	$—	$2,858,000	$15,645,000	$—	$15,645,000	$—	N/A	Jun 2011	—	—	N/A
1225 First Street (g)	Virginia	$14,046,000	$—	$5,761,000	$19,807,000	$—	$19,807,000	$—	N/A	Nov 2011	—	—	N/A
		$70,956,000	$85,559,000	$211,147,000	$81,918,000	$285,743,000	$367,661,000	$120,036,000			2,137,000	2,540
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$15,100,000	$892,000	$18,581,000	$19,473,000	$13,478,000	1960	May 1977	99,000		28 years
51 Monroe Street	Maryland	$840,000	$10,869,000	$24,173,000	$840,000	$35,042,000	$35,882,000	$24,898,000	1975	Aug 1979	221,000		41 years
515 King Street	Virginia	$4,102,000	$3,931,000	$5,125,000	$4,102,000	$9,056,000	$13,158,000	$4,662,000	1966	Jul 1992	74,000		50 years
6110 Executive Boulevard	Maryland	$4,621,000	$11,926,000	$11,947,000	$4,621,000	$23,873,000	$28,494,000	$15,372,000	1971	Jan 1995	202,000		30 years
1220 19th Street	Washington, DC	$7,803,000	$11,366,000	$9,690,000	$7,802,000	$21,057,000	$28,859,000	$10,065,000	1976	Nov 1995	103,000		30 years
1600 Wilson Boulevard	Virginia	$6,661,000	$16,742,000	$14,806,000	$6,661,000	$31,548,000	$38,209,000	$15,163,000	1973	Oct 1997	167,000		30 years
7900 Westpark Drive	Virginia	$12,049,000	$71,825,000	$36,150,000	$12,049,000	$107,975,000	$120,024,000	$56,264,000	1972	Nov 1997	538,000		30 years
600 Jefferson Plaza	Maryland	$2,296,000	$12,188,000	$5,512,000	$2,296,000	$17,700,000	$19,996,000	$8,346,000	1985	May 1999	113,000		30 years
Wayne Plaza	Maryland	$1,564,000	$6,243,000	$7,928,000	$1,564,000	$14,171,000	$15,735,000	$6,537,000	1970	May 2000	96,000		30 years
Courthouse Square	Virginia	$—	$17,096,000	$6,677,000	$—	$23,773,000	$23,773,000	$9,844,000	1979	Oct 2000	115,000		30 years
One Central Plaza	Maryland	$5,480,000	$39,107,000	$16,745,000	$5,480,000	$55,852,000	$61,332,000	$23,755,000	1974	Apr 2001	267,000		30 years
Atrium Building	Maryland	$3,182,000	$11,281,000	$2,987,000	$3,182,000	$14,268,000	$17,450,000	$5,922,000	1980	Jul 2002	79,000		30 years
1776 G Street	Washington, DC	$31,500,000	$54,327,000	$4,383,000	$31,500,000	$58,710,000	$90,210,000	$20,958,000	1979	Aug 2003	263,000		30 years
Dulles Station II (f)	Virginia	$15,001,000	$494,000	$(3,425,000)	$4,130,000	$7,940,000	$12,070,000	$179,000	n/a	Dec 2005	—		n/a
6565 Arlington Boulevard	Virginia	$5,584,000	$23,195,000	$4,677,000	$5,584,000	$27,872,000	$33,456,000	$7,719,000	1967	Aug 2006	132,000		30 years
West Gude (a)	Maryland	$11,580,000	$43,240,000	$8,208,000	$11,580,000	$51,448,000	$63,028,000	$12,807,000	1984	Aug 2006	275,000		30 years
Monument II	Virginia	$10,244,000	$65,205,000	$3,737,000	$10,244,000	$68,942,000	$79,186,000	$15,247,000	2000	Mar 2007	207,000		30 years
Woodholme Center	Maryland	$2,194,000	$16,711,000	$1,794,000	$2,194,000	$18,505,000	$20,699,000	$4,039,000	1989	Jun 2007	80,000		30 years
2000 M Street	Washington, DC	$—	$61,101,000	$16,427,000	$—	$77,528,000	$77,528,000	$13,671,000	1971	Dec 2007	228,000		30 years
2445 M Street (a)	Washington, DC	$46,887,000	$106,743,000	$2,634,000	$46,887,000	$109,377,000	$156,264,000	$17,462,000	1986	Dec 2008	290,000		30 years
Quantico Building E	Virginia	$4,518,000	$24,801,000	$165,000	$4,518,000	$24,966,000	$29,484,000	$3,692,000	2007	Jun 2010	134,000		30 years
Quantico Building G	Virginia	$4,897,000	$25,376,000	$126,000	$4,898,000	$25,501,000	$30,399,000	$3,921,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue, NW	Washington, DC	$25,226,000	$50,495,000	$5,306,000	$25,226,000	$55,801,000	$81,027,000	$4,712,000	1966	Jan 2011	188,000		30 years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2012			Accumulated Depreciation at December 31, 2012
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
1227 25th Street	Washington, DC	$17,505,000	$21,319,000	$668,000	$17,505,000	$21,987,000	$39,492,000	$2,010,000	1988	Mar 2011	132,000		30 years
Braddock Metro	Virginia	$18,817,000	$71,250,000	$2,238,000	$18,817,000	$73,488,000	$92,305,000	$5,009,000	1985	Sep 2011	351,000		30 years
John Marshall II (a)	Virginia	$13,490,000	$53,024,000	$95,000	$13,490,000	$53,119,000	$66,609,000	$2,856,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	$17,750,000	$29,885,000	$284,000	$17,750,000	$30,169,000	$47,919,000	$895,000	1988	Jun 2012	142,000		30 years
		$274,683,000	$863,221,000	$204,157,000	$263,812,000	$1,078,249,000	$1,342,061,000	$309,483,000			4,855,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$4,328,000	$2,563,000	$16,788,000	$19,351,000	$8,105,000	1984	Nov 1998	73,000	30 years
Woodburn Medical Park II	Virginia	$2,632,000	$17,574,000	$4,310,000	$2,632,000	$21,884,000	$24,516,000	$10,261,000	1988	Nov 1998	96,000	30 years
8501 Arlington Boulevard (a)	Virginia	$2,071,000	$26,317,000	$1,281,000	$2,071,000	$27,597,000	$29,668,000	$9,061,000	2000	Oct 2003	92,000	30 years
8503 Arlington Boulevard (a)	Virginia	$1,598,000	$25,850,000	$1,478,000	$1,598,000	$27,328,000	$28,926,000	$8,754,000	2001	Oct 2003	88,000	30 years
8505 Arlington Boulevard (a)	Virginia	$2,819,000	$19,680,000	$692,000	$2,819,000	$20,372,000	$23,191,000	$6,825,000	2002	Oct 2003	75,000	30 years
Shady Grove Medical II	Maryland	$1,995,000	$16,601,000	$1,524,000	$1,995,000	$18,125,000	$20,120,000	$5,129,000	1999	Aug 2004	66,000	30 years
8301 Arlington Boulevard	Virginia	$1,251,000	$6,589,000	$1,766,000	$1,251,000	$8,355,000	$9,606,000	$2,598,000	1965	Oct 2004	50,000	30 years
Alexandria Professional Center	Virginia	$6,783,000	$19,676,000	$5,955,000	$6,783,000	$25,631,000	$32,414,000	$6,019,000	1968	Apr 2006	117,000	30 years
9707 Medical Center Drive (a)	Maryland	$3,069,000	$11,777,000	$1,151,000	$3,069,000	$12,928,000	$15,997,000	$3,246,000	1994	Apr 2006	38,000	30 years
15001 Shady Grove Road	Maryland	$4,094,000	$16,410,000	$1,688,000	$4,094,000	$18,098,000	$22,192,000	$4,694,000	1999	Apr 2006	51,000	30 years
15005 Shady Grove Road (a)	Maryland	$4,186,000	$17,548,000	$691,000	$4,186,000	$18,239,000	$22,425,000	$4,227,000	2002	Jul 2006	51,000	30 years
2440 M Street	Washington, DC	$12,500,000	$37,321,000	$5,099,000	$12,500,000	$42,420,000	$54,920,000	$9,787,000	1986	Mar 2007	113,000	30 years
Woodholme Medical Center (a)	Maryland	$3,744,000	$24,587,000	$2,015,000	$3,744,000	$26,602,000	$30,346,000	$5,881,000	1996	Jun 2007	127,000	30 years
Ashburn Farm Professional Center (a)	Virginia	$3,770,000	$19,200,000	$1,458,000	$3,770,000	$20,658,000	$24,428,000	$4,412,000	1998	Jun 2007	75,000	30 years
CentreMed I & II	Virginia	$2,062,000	$12,506,000	$759,000	$2,062,000	$13,265,000	$15,327,000	$2,703,000	1998	Aug 2007	52,000	30 years
4661 Kenmore Avenue (f)	Virginia	$3,764,000	$—	$46,000	$3,810,000	$—	$3,810,000	$—	n/a	Aug 2007	—	n/a
Sterling Medical Office	Virginia	$970,000	$5,274,000	$895,000	$970,000	$6,169,000	$7,139,000	$1,434,000	1986	May 2008	36,000	30 years
19500 at Riverside Office Park	Virginia	$1,308,000	$18,778,000	$2,410,000	$1,308,000	$21,188,000	$22,496,000	$2,661,000	2009	Aug 2009	85,000	30 years
		$61,179,000	$308,148,000	$37,546,000	$61,225,000	$345,647,000	$406,872,000	$95,797,000			1,285,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2012			Accumulated Depreciation at December 31, 2012
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$155,000	$415,000	$1,239,000	$1,654,000	$1,170,000	1962	Jul 1963	51,000		50 years
Westminster	Maryland	$519,000	$1,775,000	$9,140,000	$519,000	$10,915,000	$11,434,000	$6,183,000	1969	Sep 1972	150,000		37 years
Concord Centre	Virginia	$413,000	$850,000	$3,437,000	$413,000	$4,287,000	$4,700,000	$2,885,000	1960	Dec 1973	76,000		33 years
Wheaton Park	Maryland	$796,000	$857,000	$4,526,000	$796,000	$5,383,000	$6,179,000	$3,207,000	1967	Sep 1977	74,000		50 years
Bradlee	Virginia	$4,152,000	$5,383,000	$8,114,000	$4,152,000	$13,497,000	$17,649,000	$9,216,000	1955	Dec 1984	168,000		40 years
Chevy Chase Metro Plaza	Washington, DC	$1,549,000	$4,304,000	$4,870,000	$1,549,000	$9,174,000	$10,723,000	$5,698,000	1975	Sep 1985	49,000		50 years
Montgomery Village Center	Maryland	$11,625,000	$9,105,000	$3,178,000	$11,625,000	$12,283,000	$23,908,000	$5,139,000	1969	Dec 1992	197,000		50 years
Shoppes of Foxchase	Virginia	$5,838,000	$2,979,000	$13,135,000	$5,838,000	$16,114,000	$21,952,000	$4,829,000	1960	Jun 1994	134,000		50 years
Frederick County Square	Maryland	$6,561,000	$6,830,000	$3,169,000	$6,561,000	$9,999,000	$16,560,000	$5,958,000	1973	Aug 1995	227,000		30 years
800 S. Washington Street	Virginia	$2,904,000	$5,489,000	$5,992,000	$2,904,000	$11,481,000	$14,385,000	$3,714,000	1951	Jun 1998	47,000		30 years
Centre at Hagerstown .	Maryland	$13,029,000	$25,415,000	$2,165,000	$13,029,000	$27,580,000	$40,609,000	$9,815,000	2000	Jun 2002	332,000		30 years
Frederick Crossing (a)	Maryland	$12,759,000	$35,477,000	$2,127,000	$12,759,000	$37,604,000	$50,363,000	$10,319,000	1999	Mar 2005	295,000		30 years
Randolph Shopping Center	Maryland	$4,928,000	$13,025,000	$650,000	$4,928,000	$13,675,000	$18,603,000	$3,366,000	1972	May 2006	82,000		30 years
Montrose Shopping Center	Maryland	$11,612,000	$22,410,000	$2,529,000	$11,612,000	$24,939,000	$36,551,000	$6,009,000	1970	May 2006	145,000		30 years
Gateway Overlook	Maryland	$28,816,000	$52,249,000	$335,000	$29,394,000	$52,006,000	$81,400,000	$5,588,000	2007	Dec 2010	223,000		30 years
Olney Village Center (a)	Maryland	$15,842,000	$39,133,000	$892,000	$15,842,000	$40,025,000	$55,867,000	$2,124,000	1979	Aug 2011	198,000		30 years
		$121,758,000	$226,365,000	$64,414,000	$122,336,000	$290,201,000	$412,537,000	$85,220,000			2,448,000

Total	$528,576,000	1,483,293,000	$517,264,000	$529,291,000	$1,999,840,000	$2,529,131,000	$610,536,000	10,725,000	2,540

a) At December 31, 2012, our properties were encumbered by non-recourse mortgage amounts as follows: $35,399,000 on 3801 Connecticut Avenue, $16,531,000 on Walker House, $29,099,000 on Bethesda Hill, $35,535,000 on The Kenmore, $29,996,000 on West Gude Drive, $96,848,000 on 2445 M Street, $53,274,000 on John Marshall II, $19,608,000 on Woodholme Medical Center, $4,337,000 on Ashburn Farm, and $22,343,000 on Olney Village Center.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2012, total land, buildings and improvements are carried at $2,148,544,000 for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2012, WRIT had land held for development in Herndon, VA (Dulles Station, Phase II). WRIT also held a 0.8 acre parcel of land at 4661 Kenmore for future development. Additionally, WRIT had investments in various smaller development or redevelopment projects. The total land value not yet placed in service of these development projects at December 31, 2012 was $7.5 million. $0.5 million of Dulles Station, Phase II land was placed into service upon the completion of a portion of the parking garage structure.

g) As of December 31, 2012, WRIT had under development via joint venture arrangements, a mid-rise multifamily property in Arlington, Virginia (650 North Glebe) and a high-rise multifamily property in Alexandria, Virginia (1225 First Street). The total value not yet placed into service of these development projects via joint venture arrangements at December 31, 2012 was $35.5 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)
The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2012 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate assets
Balance, beginning of period	$2,449,872	$2,443,127	$2,341,461
Additions:
Property acquisitions (1)	47,772	352,658	140,584
Improvements (1)	59,664	36,386	28,196
Deductions:
Impairment write-down	(2,097)	(16,416)	—
Write-off of disposed assets	(1,450)	(1,648)	(866)
Property sales	(24,630)	(364,235)	(66,248)
Balance, end of period	$2,529,131	$2,449,872	$2,443,127
Accumulated depreciation
Balance, beginning of period	$535,732	$538,786	$475,245
Additions:
Depreciation	84,949	84,167	83,302
Deductions:
Impairment write-down	—	(1,291)	—
Write-off of disposed assets	(1,124)	(1,648)	(866)
Property sales	(9,021)	(84,282)	(18,895)
Balance, end of period	$610,536	$535,732	$538,786

(1) Includes non-cash accruals for capital items and assumed mortgages.