Form 10-Q
period 2013-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2013-05-09
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of May 7, 2013, 66,500,018 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Shareholders' Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2012 included in WRIT’s 2012 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Land	$483,198	$483,198
Income producing property	1,988,929	1,979,348
	2,472,127	2,462,546
Accumulated depreciation and amortization	(625,774)	(604,614)
Net income producing property	1,846,353	1,857,932
Properties under development or held for future development	52,906	49,135
Total real estate sold or held for investment, net	1,899,259	1,907,067
Investment in real estate held for sale, net	—	11,528
Cash and cash equivalents	16,743	19,324
Restricted cash	10,804	14,582
Rents and other receivables, net of allowance for doubtful accounts of $9,544 and $10,958, respectively	59,429	57,076
Prepaid expenses and other assets	109,885	114,541
Other assets related to properties sold or held for sale	—	258
Total assets	$2,096,120	$2,124,376
Liabilities
Notes payable	$846,323	$906,190
Mortgage notes payable	312,396	342,970
Lines of credit	70,000	—
Accounts payable and other liabilities	57,523	52,823
Advance rents	15,203	16,096
Tenant security deposits	9,849	9,936
Other liabilities related to properties sold or held for sale	—	218
Total liabilities	1,311,294	1,328,233
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,485 and 66,437 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	665	664
Additional paid in capital	1,146,683	1,145,515
Distributions in excess of net income	(366,821)	(354,122)
Total shareholders’ equity	780,527	792,057
Noncontrolling interests in subsidiaries	4,299	4,086
Total equity	784,826	796,143
Total liabilities and equity	$2,096,120	$2,124,376

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue
Real estate rental revenue	$76,924	$75,214
Expenses
Real estate expenses	27,091	25,551
Depreciation and amortization	25,524	25,582
Acquisition costs	213	54
General and administrative	3,862	3,606
	56,690	54,793
Real estate operating income	20,234	20,421
Other income (expense)
Interest expense	(16,518)	(15,831)
Other income	239	244
	(16,279)	(15,587)
Income from continuing operations	3,955	4,834
Discontinued operations:
Income from operations of properties sold or held for sale	185	347
Gain on sale of real estate	3,195	—
Net income	$7,335	$5,181
Basic net income per share:
Continuing operations	$0.06	$0.07
Discontinued operations	0.05	0.01
Net income per share	$0.11	$0.08
Diluted net income per share:
Continuing operations	$0.06	$0.07
Discontinued operations	0.05	0.01
Net income per share	$0.11	$0.08
Weighted average shares outstanding – basic	66,393	66,194
Weighted average shares outstanding – diluted	66,519	66,328
Dividends declared per share	$0.3000	$0.4338

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$792,057	$4,086	$796,143
Net income attributable to the controlling interests	—	—	—	7,335	7,335	—	7,335
Contributions from noncontrolling interests	—	—	—	—	—	213	213
Dividends	—	—	—	(20,034)	(20,034)	—	(20,034)
Share grants, net of share grant amortization and forfeitures	48	1	1,168	—	1,169	—	1,169
Balance, March 31, 2013	66,485	$665	$1,146,683	$(366,821)	$780,527	$4,299	$784,826

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$7,335	$5,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	25,524	25,994
Provision for losses on accounts receivable	1,566	1,098
Gain on sale of real estate	(3,195)	—
Amortization of share grants, net	1,026	1,429
Amortization of debt premiums, discounts and related financing costs	1,016	968
Changes in operating other assets	(628)	(3,953)
Changes in operating other liabilities	4,260	4,842
Net cash provided by operating activities	36,904	35,559
Cash flows from investing activities
Net cash received for sale of real estate	15,161	—
Capital improvements to real estate	(10,202)	(10,459)
Development in progress	(3,788)	(780)
Non-real estate capital improvements	(7)	(210)
Net cash provided by (used in) investing activities	1,164	(11,449)
Cash flows from financing activities
Line of credit borrowings (repayments), net	70,000	10,000
Dividends paid	(20,034)	(28,900)
Net contributions from noncontrolling interests	213	22
Proceeds from dividend reinvestment program	—	1,242
Principal payments – mortgage notes payable	(30,828)	(1,453)
Notes payable repayments	(60,000)	—
Net proceeds from exercise of share options	—	23
Net cash used in financing activities	(40,649)	(19,066)
Net (decrease) increase in cash and cash equivalents	(2,581)	5,044
Cash and cash equivalents at beginning of period	19,324	12,765
Cash and cash equivalents at end of period	$16,743	$17,809
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$10,684	$12,215
Cash paid for income taxes, net of refund	$4	$—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)
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
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the 2013 Quarter, we sold the Atrium Building, an office property, for a contract sales price of $15.8 million, and the capital gain from the sale is expected to be treated as a distribution to shareholders.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three months ended March 31, 2013 and 2012.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Significant Accounting Policies
We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the consolidated accounts of WRIT, our majority-owned subsidiaries and entities in which WRIT has a controlling interest, including where WRIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.
We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Within these notes to the financial statements, we refer to the three months ended March 31, 2013 and March 31, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively.
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

NOTE 3: REAL ESTATE

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million, and, during the 2013 Quarter, secured third-party debt financing for approximately 70% of the project's cost. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. During the 2013 Quarter, we decided to delay commencement of construction due to market conditions and concerns of oversupply, and stopped capitalizing interest costs on this project. We will reassess this project on a periodic basis going forward.

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

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of March 31, 2013 and December 31, 2012, the land and capitalized development costs are as follows (in thousands):

	March 31, 2013	December 31, 2012
650 North Glebe	$17,616	$15,646
1225 First Street	21,561	19,807

As of March 31, 2013 and December 31, 2012, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	March 31, 2013	December 31, 2012
650 North Glebe	$875	$115
1225 First Street	952	1,676
Discontinued Operations
We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified (see "Discontinued Operations" in Note 2 of the consolidated financial statements included in WRIT's Annual Report on Form 10-K for the year ended December 31, 2012). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

We sold the following properties in 2013 and 2012:

Disposition Date	Property Name	Segment	Rentable Square Feet	Contract Purchase Price (In thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750
		Total 2012	134,000	$23,000
Income from operations of properties sold or held for sale for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$347	$1,285
Property expenses	(162)	(462)
Depreciation and amortization	—	(412)
Interest expense	—	(64)
	$185	$347

Income from operations of properties sold or held for sale by property were as follows (in thousands):

		Three Months Ended March 31,
Property	Segment	2013	2012
1700 Research Boulevard	Office	$—	$44
Atrium Building	Office	185	289
Plumtree Medical Center	Medical Office	—	14
		$185	$347

NOTE 4: MORTGAGE NOTES PAYABLE

On January 11, 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of March 31, 2013, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at March 31, 2013 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	(10,000)	(60,000)
Unused and available	$90,000	$340,000

We executed borrowings and repayments on the unsecured lines of credit during the 2013 Quarter as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2012	$—	$—
Borrowings	25,000	60,000
Repayments	(15,000)	—
Balance at March 31, 2013	$10,000	$60,000

We made borrowings during the 2013 Quarter to partially pay off the West Gude mortgage note and repay our 5.125% unsecured notes. We made repayments during the 2013 Quarter using proceeds from the sale of The Atrium Building and cash from operations.
NOTE 6: NOTES PAYABLE
We repaid without penalty the remaining $60.0 million of our 5.125% unsecured notes on their due date of March 15, 2013, using borrowings on our unsecured line of credit.

NOTE 7: STOCK BASED COMPENSATION
WRIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.0 million and $1.4 million for the 2013 and 2012 Quarters, respectively.

Restricted Share Awards
During the 2013 Quarter, 102,641 restricted share grants were awarded at a weighted average grant date fair value of $26.98.
The total fair values of restricted share grants vested was $0.5 million and $0.3 million for the 2013 and 2012 Quarters, respectively.
The total unvested restricted share awards at March 31, 2013 was 233,378 shares, which had a weighted average grant date fair value of $27.27 per share.
As of March 31, 2013, the total compensation cost related to non-vested restricted share awards was $3.6 million, which we expect to recognize over a weighted average period of 15 months.
NOTE 8: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at March 31, 2013 and December 31, 2012 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,650	$—	$2,650	$—	$2,421	$—	$2,421	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2013 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2013.
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
As of March 31, 2013 and December 31, 2012, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$16,743	$16,743	$19,324	$19,324
Restricted cash	10,804	10,804	14,582	14,582
2445 M Street note receivable	6,804	7,413	6,617	6,654
Mortgage notes payable	312,396	341,230	342,970	374,591
Lines of credit payable	70,000	70,000	—	—
Notes payable	846,323	895,303	906,190	968,040
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
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our incentive share awards with performance or market conditions under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units under the if-converted method.

The computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows(in thousands; except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations	$3,955	$4,834
Allocation of undistributed earnings to unvested restricted share awards	(65)	(175)
Adjusted income from continuing operations attributable to the controlling interests	3,890	4,659
Income from discontinued operations, including gain on sale of real estate, net of taxes	3,380	347
Allocation of undistributed earnings to unvested restricted share awards	(55)	(13)
Adjusted income from discontinuing operations attributable to the controlling interests	3,325	334
Adjusted net income attributable to the controlling interests	$7,215	$4,993
Denominator:
Weighted average shares outstanding – basic	66,393	66,194
Effect of dilutive securities:
Operating partnership units	117	117
Employee stock options and restricted share awards	9	17
Weighted average shares outstanding – diluted	66,519	66,328
Earnings per common share, basic:
Continuing operations	$0.06	$0.07
Discontinued operations	0.05	0.01
	$0.11	$0.08
Earnings per common share, diluted:
Continuing operations	$0.06	$0.07
Discontinued operations	0.05	0.01
	$0.11	$0.08
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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2013 and 2012 Quarters from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,729	$11,028	$13,834	$13,333	$—	$76,924
Real estate expenses	14,078	4,058	3,565	5,390	—	27,091
Net operating income	$24,651	$6,970	$10,269	$7,943	$—	$49,833
Depreciation and amortization						(25,524)
General and administrative						(3,862)
Acquisition costs						(213)
Interest expense						(16,518)
Other income						239
Discontinued operations:
Income from operations of properties sold or held for sale						185
Gain on sale of real estate						3,195
Net income						$7,335
Capital expenditures	$7,575	$1,077	$766	$784	$7	$10,209
Total assets	$1,118,579	$325,281	$351,967	$250,680	$49,613	$2,096,120

	Three Months Ended March 31, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$37,547	$11,225	$13,446	$12,996	$—	$75,214
Real estate expenses	13,477	3,699	3,444	4,931	—	25,551
Net operating income	$24,070	$7,526	$10,002	$8,065	$—	$49,663
Depreciation and amortization						(25,582)
Acquisition costs						(54)
General and administrative						(3,606)
Interest expense						(15,831)
Other income						244
Discontinued operations:
Income from operations of properties sold or held for sale						347
Net income						$5,181
Capital expenditures	$7,740	$1,473	$260	$986	$210	$10,669
Total assets	$1,113,521	$346,145	$362,307	$246,730	$47,843	$2,116,546

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013.
We refer to the three months ended March 31, 2013 and March 31, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013 and our subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2013 Quarter to the 2012 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2013, we owned a diversified portfolio of 69 properties, totaling approximately 8.5 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 69 properties consisted of 25 office properties, 17 medical office properties, 16 retail centers and 11 multifamily properties.
Operating Results
Real estate rental revenue, NOI, net income and FFO for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real estate rental revenue	$76,924	$75,214	$1,710	2.3%
NOI (1)	$49,833	$49,663	$170	0.3%
Net income	$7,335	$5,181	$2,154	41.6%
FFO (2)	$29,664	$31,175	$(1,511)	(4.8)%

(1) See page 20 of the MD&A for reconciliations of NOI to net income.
(2) See page 29 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are due to the acquisition made during 2012. NOI for same-store properties decreased by $0.7 million primarily due to lower occupancy, as continued challenges in leasing vacant space caused occupancy in our largest segment, office, to decrease to 85.4%, from 86.4% one year ago. For the Washington metro region, overall office vacancy was 13.5% for the 2013 Quarter, an increase from 12.5% one year ago, according to Delta Associates/Transwestern Commercial Services ("Delta"). We expect real estate market conditions to remain challenging for the remainder of 2013, as, according to Delta, federal government austerity measures and limited private sector growth are expected to limit demand for office space and suppress rental rates.
Capital Requirements
We repaid without penalty the remaining $60.0 million of our 5.125% unsecured notes and the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive during the 2013 Quarter, using borrowings on our unsecured lines of credit. There are no more debt maturities for the remainder of 2013, though we will continue to make recurring principal amortization payments. As of March 31, 2013, our unsecured lines of credit had $70.0 million borrowings outstanding, leaving a remaining borrowing capacity of $430.0 million.
Significant Transactions
We summarize below our significant transactions during the 2013 and 2012 Quarters:
2013 Quarter

•	The disposition of the Atrium Building, an 80,000 square foot office building, for a contract sales price of $15.75 million, resulting in a gain on sale of $3.2 million.

•
The execution of new leases for 0.4 million square feet of commercial space (excluding first generation leases at recently-built properties and properties sold or held for sale), with an average rental rate increase of 10.9% over expiring leases.

2012 Quarter

•
The execution of new leases for 0.2 million square feet of commercial space (excluding first generation leases at recently-built properties), with an average rental rate increase of 8.6% from expiring leases.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2013 and 2012 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Minimum base rent	$67,174	$66,077	$1,097	1.7%
Recoveries from tenants	7,594	6,905	689	10.0%
Provisions for doubtful accounts	(1,119)	(1,066)	(53)	5.0%
Parking and other tenant charges	3,275	3,298	(23)	(0.7)%
	$76,924	$75,214	$1,710	2.3%

Minimum Base Rent: Minimum base rent increased by $1.1 million in the 2013 Quarter primarily due to acquisitions ($1.2 million) and higher rental rates ($1.8 million) at same-store properties, partially offset by lower occupancy ($1.7 million) at same-store properties.
Recoveries from Tenants: Recoveries from tenants increased by $0.7 million in the 2013 Quarter primarily due to higher reimbursements for operating expenses at same-store properties.
Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.1 million in the 2013 Quarter due to higher provisions in the office ($0.1 million) and medical office ($0.1 million) segments, partially offset by lower provisions in the retail segment ($0.2 million).
Parking and Other Tenant Charges: Parking and other tenant charges slightly decreased in the 2013 Quarter primarily due to lower lease termination fees ($0.2 million), partially offset by acquisitions ($0.1 million) and higher parking income ($0.1 million) from same-store properties.

Occupancy for properties classified as continuing operations by segment as of March 31, 2013 and 2012 was as follows:

	As of March 31,
	2013	2012	Change
Office	85.4%	86.4%	(1.0)%
Medical Office	85.2%	86.9%	(1.7)%
Retail	92.4%	92.9%	(0.5)%
Multifamily	93.8%	95.2%	(1.4)%
Total	88.6%	89.7%	(1.1)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.

Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Property operating expenses	$19,061	$17,820	$1,241	7.0%
Real estate taxes	8,030	7,731	299	3.9%
	$27,091	$25,551	$1,540	6.0%

Real estate expenses as a percentage of revenue were 35.2% and 34.0% for the 2013 and 2012 Quarters, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.2 million in the 2013 Quarter primarily due to acquisitions ($0.3 million), and higher bad debt expense ($0.4 million) and snow removal costs ($0.3 million) from same-store properties.
Real Estate Taxes: Real estate taxes increased by $0.3 million in the 2013 Quarter primarily due to acquisitions.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Depreciation and amortization	$25,524	$25,582	$(58)	(0.2)%
Interest expense	16,518	15,831	687	4.3%
Acquisition costs	213	54	159	294.4%
General and administrative	3,862	3,606	256	7.1%
	$46,117	$45,073	$1,044	2.3%
Interest Expense: Interest expense by debt type for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Notes payable	$11,243	$9,033	$2,210	24.5%
Mortgages	4,876	6,448	(1,572)	(24.4)%
Lines of credit	692	775	(83)	(10.7)%
Capitalized interest	(293)	(425)	132	(31.1)%
Total	$16,518	$15,831	$687	4.3%

Interest expense from notes payable increased in the 2013 Quarter primarily due to the issuance of our 3.95% unsecured notes in September 2012, partially offset by the paydown of our 5.05% notes. Interest expense from mortgage notes decreased primarily due to the repayments of various mortgage notes during 2012 and 2013. Interest expense from our unsecured lines of credit decreased due lower borrowings. Capitalized interest decreased because we stopped capitalizing interest on expenditures on our joint venture to develop a multifamily property at 1225 First Street during the 2013 Quarter because there was no qualified development activity. We decided to delay commencement of construction at this development due to market conditions and concerns of oversupply.
General and Administrative Expense: General and administrative expense increased by $0.3 million in the 2013 Quarter, primarily due to recruitment fees associated with the search for a new chief executive officer ($0.2 million) and higher shareholder relations expenses ($0.1 million).

Discontinued Operations
We sold the following properties in 2013 and 2012:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	$8,750
		Total 2012	134,000	$23,000
Operating results of the properties classified as discontinued operations are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Revenues	$347	$1,285	$(938)	(73.0)%
Property expenses	(162)	(462)	300	64.9%
Depreciation and amortization	—	(412)	412	100.0%
Interest expense	—	(64)	64	100.0%
Total	$185	$347	$(162)	(46.7)%
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

2013 Quarter Compared to 2012 Quarter
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2013 Quarter compared to the 2012 Quarter (in thousands).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$75,294	$74,984	$310	0.4%
Non-same-store (1)	1,630	230	1,400	608.7%
Total real estate rental revenue	$76,924	$75,214	$1,710	2.3%
Real Estate Expenses
Same-store	$26,398	$25,342	$1,056	4.2%
Non-same-store (1)	693	209	484	231.6%
Total real estate expenses	$27,091	$25,551	$1,540	6.0%
NOI
Same-store	$48,896	$49,642	$(746)	(1.5)%
Non-same-store (1)	937	21	916	4,361.9%
Total NOI	$49,833	$49,663	$170	0.3%
Reconciliation to Net Income
NOI	$49,833	$49,663
Depreciation and amortization	(25,524)	(25,582)
General and administrative expenses	(3,862)	(3,606)
Interest expense	(16,518)	(15,831)
Other income	239	244
Acquisition costs	(213)	(54)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	185	347
Gain on sale of real estate	3,195	—
Net income	$7,335	$5,181

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
(2)Discontinued operations include gains on disposals and income from operations for:
2013 disposition – The Atrium Building
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
Real estate rental revenue from same-store properties increased by $0.3 million in the 2013 Quarter primarily due to higher rental rates ($1.8 million), partially offset by lower occupancy ($1.7 million).
Real estate expenses from same-store properties increased by $1.1 million in the 2013 Quarter due to higher bad debt expense ($0.4 million), snow removal costs ($0.3 million), administrative expenses ($0.1 million), repairs and maintenances expenses ($0.1 million) and real estate taxes ($0.1 million).

	As of March 31,
Occupancy	2013	2012
Same-store	89.1%	90.2%
Non-same-store	68.2%	35.9%
Total	88.6%	89.7%

The decrease in same-store occupancy reflects declines in all segments. The increase in non-same-store occupancy reflects the acquisition made during 2012. During the 2013 Quarter, 72.2% of the commercial square footage expiring was renewed as compared to 64.9% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 387,656 commercial square feet at an average rental rate of $30.77 per square foot, an increase of 10.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $26.34 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$37,393	$37,547	$(154)	(0.4)%
Non-same-store (1)	1,336	—	1,336	N/A
Total real estate rental revenue	$38,729	$37,547	$1,182	3.1%
Real Estate Expenses
Same-store	$13,573	$13,432	$141	1.0%
Non-same-store (1)	505	45	460	1,022.2%
Total real estate expenses	$14,078	$13,477	$601	4.5%
NOI
Same-store	$23,820	$24,115	$(295)	(1.2)%
Non-same-store (1)	831	(45)	876	(1,946.7)%
Total NOI	$24,651	$24,070	$581	2.4%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
Real estate rental revenue from same-store properties decreased by $0.2 million in the 2013 Quarter primarily due to lower occupancy ($0.8 million) and higher reserves for uncollectible revenue ($0.1 million), partially offset by higher rental rates ($0.7 million).
Real estate expenses from same-store properties increased by $0.1 million due to higher bad debt expense ($0.2 million) and snow removal costs ($0.1 million), partially offset by lower real estate taxes ($0.2 million).

	As of March 31,
Occupancy	2013	2012
Same-store	85.4%	86.4%
Non-same-store	86.1%	-
Total	85.4%	86.4%
The decrease in same-store occupancy was primarily due to lower occupancy at Braddock Metro Center and 6110 Executive Boulevard, partially offset by higher occupancy at 2000 M Street and 1140 Connecticut Avenue. During the 2013 Quarter, 56.3% of the square footage that expired was renewed compared to 51.9% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases for 258,509 square feet of office space at an average rental rate of $31.85 per square foot, an increase of 7.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $25.04 per square foot.

Medical Office Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$10,734	$10,995	$(261)	(2.4)%
Non-same-store (1)	294	230	64	27.8%
Total real estate rental revenue	$11,028	$11,225	$(197)	(1.8)%
Real Estate Expenses
Same-store	$3,870	$3,535	$335	9.5%
Non-same-store (1)	188	164	24	14.6%
Total real estate expenses	$4,058	$3,699	$359	9.7%
NOI
Same-store	$6,864	$7,460	$(596)	(8.0)%
Non-same-store (1)	106	66	40	60.6%
Total NOI	$6,970	$7,526	$(556)	(7.4)%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.3 million in the 2013 Quarter due to lower occupancy ($0.4 million) and higher reserves for uncollectible revenue ($0.1 million), partially offset by higher rental rates ($0.2 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2013 Quarter primarily due to higher bad debt expense ($0.2 million) and snow removal costs ($0.1 million).

	As of March 31,
Occupancy	2013	2012
Same-store	88.4%	90.5%
Non-same-store	40.2%	35.9%
Total	85.2%	86.9%
The decrease in same-store occupancy was driven by lower occupancy at 8501 Arlington Boulevard and 15005 Shady Grove Road, partially offset by higher occupancy at Woodholme Medical Center. The increase in non-same-store occupancy reflects the continued lease-up of 19500 at Riverside Office Park, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2013 Quarter, 70.5% of the square footage that expired was renewed compared to 65.7% in the 2012 Quarter. During the 2013 Quarter, we executed new leases (excluding first generation leases) for 36,923 square feet of medical office space at an average rental rate of $38.21, an increase of 6.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $28.48 per square foot.

Retail Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$13,834	$13,446	$388	2.9%

Real Estate Expenses	$3,565	$3,444	$121	3.5%

NOI	$10,269	$10,002	$267	2.7%
Real estate rental revenue increased by $0.4 million in the 2013 Quarter primarily due to higher rental rates ($0.4 million), higher reimbursements for operating expenses ($0.2 million) and lower provisions for uncollectible revenue ($0.2 million), partially offset by lower occupancy ($0.4 million).
Real estate expenses increased by $0.1 million in the 2013 Quarter primarily due to higher snow removal costs ($0.2 million), partially offset by lower bad debt expense ($0.1 million).

	As of March 31,
Occupancy	2013	2012
Total	92.4%	92.9%
The decrease in occupancy was driven by lower occupancy at Concord Center and Randolph Shopping Center, partially offset by higher occupancy at Frederick Crossing. During the 2013 Quarter, 92.8% of the square footage that expired was renewed compared to 91.0% in the 2012 Quarter. During the 2013 Quarter, we executed new leases for 92,224 square feet of retail space at an average rental rate of $24.76, an increase of 28.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $29.13 per square foot.

Multifamily Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$13,333	$12,996	$337	2.6%

Real Estate Expenses	$5,390	$4,931	$459	9.3%

NOI	$7,943	$8,065	$(122)	(1.5)%

Real estate rental revenue increased by $0.3 million in the 2013 Quarter due to higher rental rates ($0.5 million), partially offset by lower occupancy ($0.2 million).
Real estate expenses increased by $0.5 million in the 2013 Quarter primarily due to higher real estate taxes ($0.2 million) and the true-up of certain utility reimbursements ($0.2 million).

	As of March 31,
Occupancy	2013	2012
Total	93.8%	95.2%
The decrease in occupancy was driven by lower occupancy at the Ashby at McLean and 3801 Connecticut Avenue.

Liquidity and Capital Resources
Capital Structure
We expect that we will have the capital requirements in 2013 listed below. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

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

Debt Financing
Our total debt at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Fixed rate mortgages	$312,396	$342,970
Unsecured credit facilities	70,000	—
Unsecured notes payable	846,323	906,190
	$1,228,719	$1,249,160
Mortgage Debt
At March 31, 2013, our $312.4 million in fixed rate mortgages, which includes a net $3.3 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 4.3 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions. During the 2013 Quarter, we prepaid $30.0 million of mortgage notes payable without penalty primarily using borrowings on our unsecured lines of credit.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had $10.0 million in borrowings outstanding as of March 31, 2013, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $60.0 million in borrowings outstanding as of March 31, 2013 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2013, we were in compliance with our loan covenants.

We anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.
Unsecured Notes
We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.
During the 2013 Quarter, we repaid the remaining $60.0 million of our 5.125% unsecured notes using borrowings on our unsecured line of credit.
As of March 31, 2013, our unsecured notes have maturities ranging from January 2014 through February 2028, as follows (in thousands):

March 31, 2013
Note Principal
5.25% notes due 2014	$100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
$850,000
Our unsecured notes contain covenants with which we must comply, including:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2013, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.5 million shares were outstanding at March 31, 2013.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of March 31, 2013, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2013 Quarter.

Preferred Equity

WRIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2013, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the 2013 and 2012 Quarters are as follows (in thousands):

	Quarter Ended March 31,
			Change
	2013	2012	$	%
Common dividends	$20,034	$28,900	$(8,866)	(30.7)%
Distributions to noncontrolling interests	—	7	(7)	(100.0)%
	$20,034	$28,907	$(8,873)	(30.7)%

Dividends paid for the 2013 Quarter decreased due to the reduction of our quarterly dividend rate from $0.43375 per share to $0.30 per share in September 2012.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Quarter Ended March 31,
			Change
	2013	2012	$	%
Net cash provided by operating activities	$36.9	$35.6	$1.3	3.7%
Net cash provided by (used in) investing activities	1.2	(11.4)	12.6	(110.5)%
Net cash used in financing activities	(40.6)	(19.1)	(21.5)	112.6%

Cash provided by operating activities increased primarily due to the acquisition made during 2012.
Cash provided by investing activities increased primarily due to the sale of the Atrium Building during the 2013 Quarter, partially offset by higher spending on our development projects.
Cash used in financing activities increased primarily due to the repayments of the remaining $60.0 million of our 5.125% unsecured notes and the remaining $30.0 million of the mortgage note secured by West Gude Drive, partially offset by $70.0 million in borrowings on our unsecured lines of credit and lower dividends paid due to the reduction of our quarterly dividend rate during 2012.

Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three months ended March 31, 2013 and 2012:

	Quarter Ended March 31,
	2013		2012
Earnings to fixed charges	1.22	x	1.27	x
Debt service coverage	2.67	x	2.73	x

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three months ended March 31, 2013 and 2012 (in thousands):

	Quarter Ended March 31,
	2013	2012
Net income attributable to the controlling interests	$7,335	$5,181
Adjustments:
Depreciation and amortization	25,524	25,582
Discontinued operations:
Depreciation and amortization	—	412
Gain on sale of real estate	(3,195)	—
FFO as defined by NAREIT	$29,664	$31,175
Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013.

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
As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.45*	Amendment to Deferred Compensation Plan for Officers, adopted as of February 13, 2013					X
10.46*	Amendment to Deferred Compensation Plan for Directors, adopted as of February 13, 2013					X
10.47*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: May 9, 2013