Form 10-Q
period 2013-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2013-07-31
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of July 30, 2013, 66,500,381 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Land	$483,198	$483,198
Income producing property	2,003,826	1,979,348
	2,487,024	2,462,546
Accumulated depreciation and amortization	(646,993)	(604,614)
Net income producing property	1,840,031	1,857,932
Properties under development or held for future development	55,262	49,135
Total real estate held for investment, net	1,895,293	1,907,067
Investment in real estate sold or held for sale, net	—	11,528
Cash and cash equivalents	5,919	19,324
Restricted cash	10,839	14,582
Rents and other receivables, net of allowance for doubtful accounts of $9,585 and $10,958, respectively	60,100	57,076
Prepaid expenses and other assets	108,591	114,541
Other assets related to properties sold or held for sale	—	258
Total assets	$2,080,742	$2,124,376
Liabilities
Notes payable	$846,450	$906,190
Mortgage notes payable	312,211	342,970
Lines of credit	75,000	—
Accounts payable and other liabilities	51,715	52,823
Advance rents	14,239	16,096
Tenant security deposits	9,899	9,936
Other liabilities related to properties sold or held for sale	—	218
Total liabilities	1,309,514	1,328,233
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,500 and 66,437 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	665	664
Additional paid in capital	1,147,710	1,145,515
Distributions in excess of net income	(381,623)	(354,122)
Total shareholders’ equity	766,752	792,057
Noncontrolling interests in subsidiaries	4,476	4,086
Total equity	771,228	796,143
Total liabilities and equity	$2,080,742	$2,124,376

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Real estate rental revenue	$78,272	$75,590	$155,196	$150,804
Expenses
Real estate expenses	27,429	25,033	54,520	50,584
Depreciation and amortization	25,582	25,227	51,106	50,809
Acquisition costs	87	254	300	308
General and administrative	4,005	4,164	7,867	7,770
	57,103	54,678	113,793	109,471
Real estate operating income	21,169	20,912	41,403	41,333
Other income (expense)
Interest expense	(16,152)	(15,470)	(32,670)	(31,301)
Other income	246	252	485	496
	(15,906)	(15,218)	(32,185)	(30,805)
Income from continuing operations	5,263	5,694	9,218	10,528
Discontinued operations:
Income from operations of properties sold or held for sale	—	314	185	661
Gain on sale of real estate	—	—	3,195	—
Net income	5,263	6,008	12,598	11,189
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net income attributable to the controlling interests	$5,263	$6,008	$12,598	$11,189
Basic net income per share:
Continuing operations	$0.08	$0.08	$0.14	$0.15
Discontinued operations	—	0.01	0.05	0.01
Net income per share	$0.08	$0.09	$0.19	$0.16
Diluted net income per share:
Continuing operations	$0.08	$0.08	$0.14	$0.15
Discontinued operations	—	0.01	0.05	0.01
Net income per share	$0.08	$0.09	$0.19	$0.16
Weighted average shares outstanding – basic	66,405	66,241	66,399	66,218
Weighted average shares outstanding – diluted	66,556	66,380	66,537	66,354
Dividends declared per share	$0.3000	$0.4338	$0.6000	$0.8676

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$792,057	$4,086	$796,143
Net income attributable to the controlling interests	—	—	—	12,598	12,598	—	12,598
Contributions from noncontrolling interests	—	—	—	—	—	390	390
Dividends	—	—	—	(40,099)	(40,099)	—	(40,099)
Share grants, net of share grant amortization and forfeitures	63	1	2,195	—	2,196	—	2,196
Balance, June 30, 2013	66,500	$665	$1,147,710	$(381,623)	$766,752	$4,476	$771,228

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$12,598	$11,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	51,106	51,585
Provision for losses on accounts receivable	2,291	2,013
Gain on sale of real estate	(3,195)	—
Amortization of share grants, net	2,390	2,763
Amortization of debt premiums, discounts and related financing costs	1,989	1,885
Changes in operating other assets	(1,515)	(4,609)
Changes in operating other liabilities	(2,671)	2,294
Net cash provided by operating activities	62,993	67,120
Cash flows from investing activities
Real estate acquisitions, net	—	(52,142)
Net cash received for sale of real estate	15,161	—
Capital improvements to real estate	(25,069)	(21,525)
Development in progress	(6,505)	(2,218)
Real estate deposits	(3,900)	—
Non-real estate capital improvements	(109)	(415)
Net cash used in investing activities	(20,422)	(76,300)
Cash flows from financing activities
Line of credit borrowings, net	75,000	122,000
Dividends paid	(40,099)	(57,807)
Net contributions from noncontrolling interests	390	88
Financing costs	—	(1,967)
Proceeds from dividend reinvestment program	—	1,345
Principal payments – mortgage notes payable	(31,267)	(2,900)
Notes payable repayments	(60,000)	(50,000)
Net proceeds from exercise of share options	—	23
Net cash (used in) provided by financing activities	(55,976)	10,782
Net (decrease) increase in cash and cash equivalents	(13,405)	1,602
Cash and cash equivalents at beginning of period	19,324	12,765
Cash and cash equivalents at end of period	$5,919	$14,367
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,643	$29,995
Decrease (increase) in accrued capital improvements and development costs	$683	$(3,103)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three and six months ended June 30, 2013 and 2012.
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
Within these notes to the financial statements, we refer to the three months ended June 30, 2013 and June 30, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively, and the six months ended June 30, 2013 and June 30, 2012 as the “2013 Period” and the “2012 Period,” respectively.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation due to the reclassification of certain properties as discontinued operations (see note 3).

NOTE 3: REAL ESTATE

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million. During the first quarter of 2013, we secured third-party debt financing for approximately 70% of the project's cost. WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project to be financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. During the first quarter of 2013, we decided to delay commencement of construction, due to market conditions and concerns of oversupply, and stopped capitalizing interest costs on this project. We will reassess this project on a periodic basis going forward.

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

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of June 30, 2013 and December 31, 2012, the land and capitalized development costs are as follows (in thousands):

	June 30, 2013	December 31, 2012
650 North Glebe	$19,904	$15,646
1225 First Street	21,576	19,807

As of June 30, 2013 and December 31, 2012, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	June 30, 2013	December 31, 2012
650 North Glebe	$1,089	$115
1225 First Street	394	1,676

On February 21, 2013, WRIT, through its consolidated joint venture to develop a mid-rise multifamily property at 650 North Glebe Road, entered into a construction loan agreement with Citizens Bank for $33.0 million. The loan bears interest at LIBOR plus 2.15%, which decreases to LIBOR plus 2.0% upon completion of construction and the joint venture not being in default. The loan matures on February 21, 2016, with two one year extension options exercisable by the joint venture, subject to fees and compliance with certain provisions in the loan agreement. As of June 30, 2013, the consolidated joint venture had $0.4 million outstanding on this construction loan agreement.
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

We classified as held for sale or sold the following properties in 2013 and 2012:

Disposition Date	Property Name	Segment	Rentable Square Feet	Contract Purchase Price (In thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750
		Total 2012	134,000	$23,000
Income from operations of properties sold or held for sale for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$1,187	347	2,472
Property expenses	—	(446)	(162)	(908)
Depreciation and amortization	—	(364)	—	(776)
Interest expense	—	(63)	—	(127)
	$—	$314	$185	$661

Income from operations of properties sold or held for sale by property for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Property	Segment	2013	2012	2013	2012
1700 Research Boulevard	Office	$—	$74	—	118
Atrium Building	Office	—	225	185	514
Plumtree Medical Center	Medical Office	—	15	—	29
		$—	$314	$185	$661

NOTE 4: MORTGAGE NOTES PAYABLE

On January 11, 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of June 30, 2013, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at June 30, 2013 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	(15,000)	(60,000)
Unused and available	$85,000	$340,000

We executed borrowings and repayments on the unsecured lines of credit during the 2013 Period as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2012	$—	$—
Borrowings	30,000	60,000
Repayments	(15,000)	—
Balance at June 30, 2013	$15,000	$60,000

We made borrowings during the 2013 Period to pay off the West Gude mortgage note, repay our 5.125% unsecured notes and for general corporate purposes. We made repayments during the 2013 Period using proceeds from the sale of The Atrium Building and cash from operations.
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
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.4 million and $1.3 million for the 2013 and 2012 Quarters, respectively, and $2.4 million and $2.7 million for the 2013 and 2012 Periods, respectively.

Restricted Share Awards

During the 2013 Period, 102,966 restricted share grants were awarded at a weighted average grant date fair value of $26.98.

The total fair values of restricted share grants vested was $0.7 million and $0.3 million for the 2013 and 2012 Periods, respectively.

The total unvested restricted share awards at June 30, 2013 was 226,475 shares, which had a weighted average grant date fair value of $27.25 per share.

As of June 30, 2013, the total compensation cost related to non-vested restricted share awards was $2.8 million, which we expect to recognize over a weighted average period of 12 months.

During the first quarter of 2013, our president and Chief Executive Officer announced his intention to retire from WRIT at the end of 2013. As such, we have entered into a separation and general release agreement with the executive dated July 23, 2013, the terms of which were previously disclosed on a Current Report on Form 8-K dated January 28, 2013. The agreement includes a modification to certain of his stock awards. In addition, the agreement provides for the payment of consulting fees during 2014 and 2015 totaling $0.5 million, which will be expensed during the fourth quarter of 2013.
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

The only assets or liabilities we had at June 30, 2013 and December 31, 2012 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,695	$—	$2,695	$—	$2,421	$—	$2,421	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2013 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2013.
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
As of June 30, 2013 and December 31, 2012, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,919	$5,919	$19,324	$19,324
Restricted cash	10,839	10,839	14,582	14,582
2445 M Street note	6,091	7,311	6,617	6,654
Mortgage notes payable	312,211	337,949	342,970	374,591
Lines of credit	75,000	75,000	—	—
Notes payable	846,450	865,556	906,190	968,040
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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$5,263	$5,694	$9,218	$10,528
Allocation of undistributed earnings to unvested restricted share awards	(142)	(167)	(192)	(342)
Adjusted income from continuing operations attributable to the controlling interests	5,121	5,527	9,026	10,186
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	314	3,380	661
Allocation of undistributed earnings to unvested restricted share awards	—	(9)	(70)	(21)
Adjusted income from discontinuing operations attributable to the controlling interests	—	305	3,310	640
Adjusted net income attributable to the controlling interests	$5,121	$5,832	$12,336	$10,826
Denominator:
Weighted average shares outstanding – basic	66,405	66,241	66,399	66,218
Effect of dilutive securities:
Operating partnership units	117	117	117	117
Employee stock options and restricted share awards	34	22	21	19
Weighted average shares outstanding – diluted	66,556	66,380	66,537	66,354
Earnings per common share, basic:
Continuing operations	$0.08	$0.08	$0.14	$0.15
Discontinued operations	—	0.01	0.05	0.01
	$0.08	$0.09	$0.19	$0.16
Earnings per common share, diluted:
Continuing operations	$0.08	$0.08	$0.14	$0.15
Discontinued operations	—	0.01	0.05	0.01
	$0.08	$0.09	$0.19	$0.16
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
The following tables present revenues, net operating income, capital expenditures and total assets for the 2013 and 2012 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$39,582	$11,010	$14,281	$13,399	$—	$78,272
Real estate expenses	15,024	3,316	3,583	5,506	—	27,429
Net operating income	$24,558	$7,694	$10,698	$7,893	$—	$50,843
Depreciation and amortization						(25,582)
General and administrative						(4,005)
Acquisition costs						(87)
Interest expense						(16,152)
Other income						246
Net income						5,263
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						5,263
Capital expenditures	$9,663	$1,453	$1,768	$1,983	$102	$14,969
Total assets	$1,116,570	$321,532	$349,937	$251,604	$41,099	$2,080,742

	Three Months Ended June 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$37,451	$11,073	$13,970	$13,096	$—	$75,590
Real estate expenses	13,175	3,730	3,030	5,098	—	25,033
Net operating income	$24,276	$7,343	$10,940	$7,998	$—	$50,557
Depreciation and amortization						(25,227)
Acquisition costs						(254)
General and administrative						(4,164)
Interest expense						(15,470)
Other income						252
Discontinued operations:
Income from operations of properties sold or held for sale						314
Net income						6,008
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$6,008
Capital expenditures	$7,278	$1,148	$1,154	$1,486	$205	$11,271
Total assets	$1,158,617	$343,557	$360,012	$245,947	$45,538	$2,153,671

	Six Months Ended June 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$78,311	$22,038	$28,115	$26,732	$—	$155,196
Real estate expenses	29,102	7,374	7,148	10,896	—	54,520
Net operating income	$49,209	$14,664	$20,967	$15,836	$—	$100,676
Depreciation and amortization						(51,106)
General and administrative						(7,867)
Acquisition costs						(300)
Interest expense						(32,670)
Other income						485
Discontinued operations:
Income from operations of properties sold or held for sale						185
Gain on sale of real estate						3,195
Net income						12,598
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$12,598
Capital expenditures	$17,238	$2,530	$2,534	$2,767	$109	$25,178

	Six Months Ended June 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$74,998	$22,298	$27,416	$26,092	$—	$150,804
Real estate expenses	26,652	7,429	6,474	10,029	—	50,584
Net operating income	$48,346	$14,869	$20,942	$16,063	$—	$100,220
Depreciation and amortization						(50,809)
General and administrative						(7,770)
Acquisition costs						(308)
Interest expense						(31,301)
Other income						496
Discontinued operations:
Income from operations of properties sold or held for sale						661
Net income						11,189
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$11,189
Capital expenditures	$15,018	$2,621	$1,414	$2,472	$415	$21,940

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
We refer to the three months ended June 30, 2013 and June 30, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively, and the the six months ended June 30, 2013 and June 30, 2012 as the “2013 Period” and the “2012 Period,” respectively.
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
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2013 Quarter to the 2012 Quarter and the 2013 Period to the 2012 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2013, we owned a diversified portfolio of 69 properties, totaling approximately 8.5 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 69 properties consisted of 25 office properties, 17 medical office properties, 16 retail centers and 11 multifamily properties.
Operating Results
Real estate rental revenue, NOI, net income and FFO for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$78,272	$75,590	$2,682	3.5%
NOI (1)	$50,843	$50,557	$286	0.6%
Net income	$5,263	$6,008	$(745)	(12.4)%
FFO (2)	$30,845	$31,599	$(754)	(2.4)%

(1) See page 22 of the MD&A for reconciliations of NOI to net income.
(2) See page 36 of the MD&A for reconciliations of FFO to net income.

The increase in NOI is primarily due to the acquisition made in 2012 and higher rental rates at same-store properties, partially offset by lower occupancy and higher real estate taxes at same-store properties. Occupancy decreased to 89.1% from 89.5% one year ago, as decreases in the medical office, retail and multifamily segments were partially offset by a small increase occupancy in the office segment.
Investment Activity

We are pursuing the potential sale of all or a portion of our medical office segment during 2013. We believe that this sale would enhance our focus on the office, multifamily and retail segments, while providing funds to upgrade our portfolio. However, we may not receive acceptable offers for these properties. If we did receive an offer we considered acceptable, the completion of a definitive transaction with respect to such offer would still require the successful negotiation of a sale agreement and the approval of our Board of Trustees. Lastly, if we identify a potential purchaser of all or a portion of the medical office segment, negotiate an acceptable sale agreement and receive approval from the Board of Trustees to execute any such sale, there could still be conditions to the closing of such transaction that may not be achieved, or we or the potential purchaser otherwise may not be successful in completing such transaction. We may also not be successful in reinvesting all or a portion of the proceeds of any such sale on a substantially concurrent basis. If we do sell all or a portion of the medical office segment during 2013, the resulting decrease in 2013's net income attributable to the controlling interests may not be completely offset by income from the reinvestment of disposition proceeds.
Capital Requirements
There are no debt maturities for the remainder of 2013, though we will continue to make recurring principal amortization payments. As of June 30, 2013, our unsecured lines of credit had $75.0 million of borrowings outstanding, leaving a remaining borrowing capacity of $425.0 million.
Significant Transactions
Our significant transactions during the 2013 and 2012 Periods are summarized as follows:

2013 Period

•	The disposition of the Atrium Building, an 79,000 square foot office building, for a contract sales price of $15.75 million, resulting in a gain on sale of $3.2 million.

•	The execution of new leases for 0.8 million square feet of commercial space, with an average rental rate increase of 9.7% over expiring leases.
2012 Period

•	The acquisition of Fairgate at Ballston, a 142,000 square foot office building, for $52.3 million. We incurred $0.2 million in acquisition costs related to this transaction.

•
The execution of an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin, based on our credit rating.

•
The execution of an amended and restated credit agreement for Credit Facility No. 2, our $400.0 million unsecured line of credit, to extend the maturity date of the facility to July 2016, with a one-year extension option, and bears interest at a rate of LIBOR plus a margin, based on our credit rating.

•	The execution of new leases for 0.5 million square feet of commercial space, with an average rental rate increase of 12.5% over expiring leases.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2013 and 2012 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Minimum base rent	$67,735	$66,206	$1,529	2.3%	$134,909	$132,283	$2,626	2.0%
Recoveries from tenants	8,009	7,470	539	7.2%	15,603	14,375	1,228	8.5%
Provisions for doubtful accounts	(1,137)	(1,472)	335	(22.8)%	(2,256)	(2,538)	282	(11.1)%
Parking and other tenant charges	3,665	3,386	279	8.2%	6,940	6,684	256	3.8%
	$78,272	$75,590	$2,682	3.5%	$155,196	$150,804	$4,392	2.9%

Minimum Base Rent: Minimum base rent increased by $1.5 million in the 2013 Quarter primarily due to acquisitions ($1.0 million) and higher rental rates ($1.8 million) at same-store properties, partially offset by lower occupancy ($0.9 million) and higher rent abatements ($0.3 million) at same-store properties.

Minimum base rent increased by $2.6 million in the 2013 Period primarily due to acquisitions ($2.3 million) and higher rental rates ($3.6 million) at same-store properties, partially offset by lower occupancy ($2.7 million) and higher rent abatements ($0.4 million) at same-store properties.
Recoveries from Tenants: Recoveries from tenants increased by $0.5 million in the 2013 Quarter primarily due to higher reimbursements for real estate taxes at same-store properties.

Recoveries from tenants increased by $1.2 million in the 2013 Period primarily due to higher reimbursements for operating expenses ($0.6 million) and real estate taxes ($0.4 million) at same-store properties and reimbursements for real estate taxes ($0.1 million) at acquisitions.
Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.3 million in the 2013 Quarter due to lower net provisions in the retail ($0.4 million) segment, partially offset by higher net provisions in the medical office segment ($0.1 million).
Provisions for doubtful accounts decreased by $0.3 million in the 2013 Period due to lower net provisions in the retail segment ($0.6 million), partially offset by higher net provisions in the office ($0.2 million) and medical office ($0.1 million) segments.
Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.3 million in the 2013 Quarter primarily due to acquisitions ($0.2 million) and higher parking income ($0.1 million) from same-store properties.
Parking and other tenant charges increased by $0.3 million in the 2013 Period primarily due to acquisitions ($0.3 million) and higher parking income ($0.2 million) from same-store properties, partially offset by lower lease termination fees ($0.2 million) from same-store properties.

Occupancy for properties classified as continuing operations by segment as of June 30, 2013 and 2012 was as follows:

	As of June 30,
	2013	2012	Change
Office	86.3%	86.0%	0.3%
Medical Office	84.8%	86.1%	(1.3)%
Retail	93.2%	93.3%	(0.1)%
Multifamily	93.1%	94.8%	(1.7)%
Total	89.1%	89.5%	(0.4)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Property operating expenses	$18,961	$17,564	$1,397	8.0%	$38,022	$35,384	$2,638	7.5%
Real estate taxes	8,468	7,469	999	13.4%	16,498	15,200	1,298	8.5%
	$27,429	$25,033	$2,396	9.6%	$54,520	$50,584	$3,936	7.8%

Real estate expenses as a percentage of revenue were 35.0% and 33.1% for the 2013 and 2012 Quarters, respectively, and 35.1% and 33.5% for the 2013 and 2012 Periods, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.4 million in the 2013 Quarter primarily due to acquisitions ($0.3 million) and higher repairs and maintenance ($0.3 million), administrative ($0.3 million), bad debt ($0.2 million) and utilities ($0.1 million) expenses from same-store properties.
Property operating expenses increased by $2.6 million in the 2013 Period primarily due to acquisitions ($0.6 million), and higher bad debt ($0.6 million), administrative ($0.5 million), repairs and maintenance ($0.4 million) and snow removal ($0.3 million) expenses from same-store properties.

Real Estate Taxes: Real estate taxes increased by $1.0 million in the 2013 Quarter primarily due to higher assessments at same-store properties.
Real estate taxes increased by $1.3 million in the 2013 Period primarily due to higher assessments at same-store properties ($1.0 million) and acquisitions ($0.3 million).

Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization	$25,582	$25,227	$355	1.4%	$51,106	$50,809	$297	0.6%
Interest expense	16,152	15,470	682	4.4%	32,670	31,301	1,369	4.4%
Acquisition costs	87	254	(167)	(65.7)%	300	308	(8)	(2.6)%
General and administrative	4,005	4,164	(159)	(3.8)%	7,867	7,770	97	1.2%
	$45,826	$45,115	$711	1.6%	$91,943	$90,188	$1,755	1.9%
Interest Expense: Interest expense by debt type for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Notes payable	$10,647	$8,597	$2,050	23.8%	$21,890	$17,630	$4,260	24.2%
Mortgages	4,854	6,425	(1,571)	(24.5)%	9,730	12,873	(3,143)	(24.4)%
Lines of credit	841	881	(40)	(4.5)%	1,533	1,656	(123)	(7.4)%
Capitalized interest	(190)	(433)	243	(56.1)%	(483)	(858)	375	(43.7)%
Total	$16,152	$15,470	$682	4.4%	$32,670	$31,301	$1,369	4.4%

Interest expense from notes payable increased in the 2013 Quarter and Period primarily due to the issuance of $300.0 million of 3.95% unsecured notes in September 2012, partially offset by the paydown of $50.0 million of 5.05% notes. Interest expense from mortgage notes decreased primarily due to the repayments of various mortgage notes during 2012 and 2013. Interest expense from our unsecured lines of credit decreased due to lower borrowings. Capitalized interest decreased because we stopped capitalizing interest on expenditures on our joint venture to develop a multifamily property at 1225 First Street during the 2013 Quarter because there was no qualified development activity. We decided to delay commencement of construction at this development due to market conditions and concerns of oversupply.
General and Administrative Expense: General and administrative expense decreased by $0.2 million in the 2013 Quarter, primarily due to lower provisions for incentive compensation.
General and administrative expense increased by $0.1 million in the 2013 Period, primarily due to recruitment fees associated with the search for a new chief executive officer.
Discontinued Operations
We sold the following properties in 2013 and 2012:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	$8,750
		Total 2012	134,000	$23,000

Operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenues	$—	$1,187	$(1,187)	(100.0)%	$347	$2,472	$(2,125)	(86.0)%
Property expenses	—	(446)	446	100.0%	(162)	(908)	746	(82.2)%
Depreciation and amortization	—	(364)	364	100.0%	—	(776)	776	(100.0)%
Interest expense	—	(63)	63	100.0%	—	(127)	127	(100.0)%
Total	$—	$314	$(314)	(100.0)%	$185	$661	$(476)	(72.0)%
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

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$76,534	$75,197	$1,337	1.8%
Non-same-store (1)	1,738	393	1,345	342.2%
Total real estate rental revenue	$78,272	$75,590	$2,682	3.5%
Real Estate Expenses
Same-store	$26,745	$24,782	$1,963	7.9%
Non-same-store (1)	684	251	433	172.5%
Total real estate expenses	$27,429	$25,033	$2,396	9.6%
NOI
Same-store	$49,789	$50,415	$(626)	(1.2)%
Non-same-store (1)	1,054	142	912	642.3%
Total NOI	$50,843	$50,557	$286	0.6%
Reconciliation to Net Income
NOI	$50,843	$50,557
Depreciation and amortization	(25,582)	(25,227)
General and administrative expenses	(4,005)	(4,164)
Interest expense	(16,152)	(15,470)
Other income	246	252
Acquisition costs	(87)	(254)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	314
Net income	5,263	6,008
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$5,263	$6,008

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
(2)Discontinued operations include gains on disposals and income from operations for:
2013 disposition – The Atrium Building
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
Real estate rental revenue from same-store properties increased by $1.3 million in the 2013 Quarter primarily due to higher rental rates ($1.8 million) and higher reimbursements for real estate taxes ($0.4 million), partially offset by lower occupancy ($0.9 million).
Real estate expenses from same-store properties increased by $2.0 million in the 2013 Quarter due to higher real estate taxes ($0.9 million), administrative expenses ($0.3 million), repairs and maintenance expenses ($0.3 million), bad debt expense ($0.2 million) and utilities expense ($0.1 million).

	As of June 30,
Occupancy	2013	2012
Same-store	89.5%	89.9%
Non-same-store	70.2%	65.6%
Total	89.1%	89.5%
The decrease in same-store occupancy reflects declines in all segments except office, which had a small increase. The increase in non-same-store occupancy reflects the acquisition made during 2012. During the 2013 Quarter, 62.3% of the commercial square footage expiring was renewed as compared to 51.8% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases (excluding first generation leases at recently-built properties) for 417,615 commercial square feet at an average rental rate of $22.53 per square foot, an increase of 8.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $17.86 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$38,200	$37,317	$883	2.4%
Non-same-store (1)	1,382	134	1,248	931.3%
Total real estate rental revenue	$39,582	$37,451	$2,131	5.7%
Real Estate Expenses
Same-store	$14,492	$13,093	$1,399	10.7%
Non-same-store (1)	532	82	450	548.8%
Total real estate expenses	$15,024	$13,175	$1,849	14.0%
NOI
Same-store	$23,708	$24,224	$(516)	(2.1)%
Non-same-store (1)	850	52	798	1,534.6%
Total NOI	$24,558	$24,276	$282	1.2%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
Real estate rental revenue from same-store properties increased by $0.9 million in the 2013 Quarter primarily due to higher rental rates ($0.7 million) and higher reimbursements for real estate taxes ($0.4 million), partially offset by lower occupancy ($0.2 million).
Real estate expenses from same-store properties increased by $1.4 million due to higher real estate taxes ($0.6 million), administrative ($0.2 million), utilities ($0.2 million) and repairs and maintenance ($0.2 million) expenses.

	As of June 30,
Occupancy	2013	2012
Same-store	86.3%	86.0%
Non-same-store	86.6%	83.0%
Total	86.3%	86.0%
The increase in same-store occupancy was primarily due to higher occupancy at 2000 M Street and 1140 Connecticut Avenue, partially offset by lower occupancy at Braddock Metro Center. During the 2013 Quarter, 50.5% of the square footage that expired was renewed compared to 59.8% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases for 186,436 square feet of office space at an average rental rate of $31.41 per square foot, an increase of 6.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $33.49 per square foot.

Medical Office Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$10,654	$10,814	$(160)	(1.5)%
Non-same-store (1)	356	259	97	37.5%
Total real estate rental revenue	$11,010	$11,073	$(63)	(0.6)%
Real Estate Expenses
Same-store	$3,164	$3,561	$(397)	(11.1)%
Non-same-store (1)	152	169	(17)	(10.1)%
Total real estate expenses	$3,316	$3,730	$(414)	(11.1)%
NOI
Same-store	$7,490	$7,253	$237	3.3%
Non-same-store (1)	204	90	114	126.7%
Total NOI	$7,694	$7,343	$351	4.8%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.2 million in the 2013 Quarter due to lower occupancy ($0.4 million), partially offset by higher reimbursements for real estate taxes ($0.2 million).
Real estate expenses from same-store properties decreased by $0.4 million in the 2013 Quarter primarily due to lower bad debt expense.

	As of June 30,
Occupancy	2013	2012
Same-store	87.8%	89.7%
Non-same-store	43.6%	35.9%
Total	84.8%	86.1%
The decrease in same-store occupancy was driven by lower occupancy at 8501 Arlington Boulevard and 15005 Shady Grove Road, partially offset by higher occupancy at Woodholme Medical Center. The increase in non-same-store occupancy reflects the continued lease-up of 19500 at Riverside Office Park, which was newly-constructed and vacant when purchased during the fourth quarter of 2009. During the 2013 Quarter, 71.6% of the square footage that expired was renewed compared to 31.3% in the 2012 Quarter. During the 2013 Quarter, we executed new leases (excluding first generation leases) for 52,465 square feet of medical office space at an average rental rate of $34.98, an increase of 10.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $16.68 per square foot.

Retail Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$14,281	$13,970	$311	2.2%

Real Estate Expenses	$3,583	$3,030	$553	18.3%

NOI	$10,698	$10,940	$(242)	(2.2)%
Real estate rental revenue increased by $0.3 million in the 2013 Quarter primarily due to higher rental rates ($0.5 million) and lower provisions for uncollectible revenue ($0.4 million), partially offset by lower occupancy ($0.2 million) and lower reimbursements for real estate taxes ($0.2 million) and operating expenses ($0.2 million).
Real estate expenses increased by $0.6 million in the 2013 Quarter primarily due to higher bad debt expense ($0.4 million) and vacant space preparation ($0.1 million).

	As of June 30,
Occupancy	2013	2012
Total	93.2%	93.3%
The decrease in occupancy was driven by lower occupancy at Concord Center and Randolph Shopping Center, partially offset by higher occupancy at the Centre at Hagerstown and Gateway Overlook. During the 2013 Quarter, 84.6% of the square footage that expired was renewed compared to 53.0% in the 2012 Quarter. During the 2013 Quarter, we executed new leases for 178,714 square feet of retail space at an average rental rate of $9.60, an increase of 11.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $1.90 per square foot.

Multifamily Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$13,399	$13,096	$303	2.3%

Real Estate Expenses	$5,506	$5,098	$408	8.0%

NOI	$7,893	$7,998	$(105)	(1.3)%

Real estate rental revenue increased by $0.3 million in the 2013 Quarter due to higher rental rates ($0.5 million), partially offset by lower occupancy ($0.2 million).
Real estate expenses increased by $0.4 million in the 2013 Quarter primarily due to higher real estate taxes ($0.1 million), administrative expenses ($0.1 million), repairs and maintenance expenses ($0.1 million) and bad debt expense ($0.1 million).

	As of June 30,
Occupancy	2013	2012
Total	93.1%	94.8%
The decrease in occupancy was driven by lower occupancy at the Kenmore and 3801 Connecticut Avenue.

2013 Period Compared to 2012 Period
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2013 Period compared to the 2012 Period (in thousands).

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$151,828	$150,181	$1,647	1.1%
Non-same-store (1)	3,368	623	2,745	440.6%
Total real estate rental revenue	$155,196	$150,804	$4,392	2.9%
Real Estate Expenses
Same-store	$53,143	$50,124	$3,019	6.0%
Non-same-store (1)	1,377	460	917	199.3%
Total real estate expenses	$54,520	$50,584	$3,936	7.8%
NOI
Same-store	$98,685	$100,057	$(1,372)	(1.4)%
Non-same-store (1)	1,991	163	1,828	1,121.5%
Total NOI	$100,676	$100,220	$456	0.5%
Reconciliation to Net Income
NOI	$100,676	$100,220
Depreciation and amortization	(51,106)	(50,809)
General and administrative expenses	(7,867)	(7,770)
Interest expense	(32,670)	(31,301)
Other income	485	496
Acquisition costs	(300)	(308)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	185	661
Gain on sale of real estate	3,195	—
Net income	12,598	11,189
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$12,598	$11,189

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2009 Medical Office acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
(2)Discontinued operations include gains on disposals and income from operations for:
2013 disposition – The Atrium Building
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
Real estate rental revenue from same-store properties increased by $1.6 million in the 2013 Period primarily due to higher rental rates ($3.6 million), higher reimbursements for real estate taxes ($0.4 million) and lower provisions for uncollectible revenue ($0.3 million), partially offset by lower occupancy ($2.7 million).
Real estate expenses from same-store properties increased by $3.0 million in the 2013 Period due to higher real estate taxes ($1.0 million), bad debt expense ($0.6 million), administrative expenses ($0.5 million), snow removal costs ($0.3 million) and repairs and maintenances expenses ($0.4 million).
During the 2013 Period, 66.7% of the commercial square footage expiring was renewed as compared to 59.6% in the 2012 Period, excluding properties sold or classified as held for sale. During the 2013 Period, we executed new leases (excluding first generation leases at recently-built properties) for 805,271 commercial square feet at an average rental rate of $26.49 per square foot, an increase of 9.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $21.94 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$75,593	$74,864	$729	1.0%
Non-same-store (1)	2,718	134	2,584	1,928.4%
Total real estate rental revenue	$78,311	$74,998	$3,313	4.4%
Real Estate Expenses
Same-store	$28,065	$26,525	$1,540	5.8%
Non-same-store (1)	1,037	127	910	716.5%
Total real estate expenses	$29,102	$26,652	$2,450	9.2%
NOI
Same-store	$47,528	$48,339	$(811)	(1.7)%
Non-same-store (1)	1,681	7	1,674	23,914.3%
Total NOI	$49,209	$48,346	$863	1.8%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
Real estate rental revenue from same-store properties increased by $0.7 million in the 2013 Period primarily due to higher rental rates ($1.4 million) and higher reimbursements for real estate taxes ($0.5 million), partially offset by lower occupancy ($1.0 million) and higher reserves for uncollectible revenue ($0.2 million).
Real estate expenses from same-store properties increased by $1.5 million due to higher real estate taxes ($0.4 million), bad debt expense ($0.3 million), administrative expenses ($0.3 million) and repairs and maintenance expenses ($0.3 million).
During the 2013 Period, 52.5% of the square footage that expired was renewed compared to 56.1% in the 2012 Period, excluding properties sold or classified as held for sale. During the 2013 Period, we executed new leases for 444,945 square feet of office space at an average rental rate of $31.66 per square foot, an increase of 7.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $28.58 per square foot.

Medical Office Segment:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$21,388	$21,809	$(421)	(1.9)%
Non-same-store (1)	650	489	161	32.9%
Total real estate rental revenue	$22,038	$22,298	$(260)	(1.2)%
Real Estate Expenses
Same-store	$7,034	$7,096	$(62)	(0.9)%
Non-same-store (1)	340	333	7	2.1%
Total real estate expenses	$7,374	$7,429	$(55)	(0.7)%
NOI
Same-store	$14,354	$14,713	$(359)	(2.4)%
Non-same-store (1)	310	156	154	98.7%
Total NOI	$14,664	$14,869	$(205)	(1.4)%

(1)	Non-same-store properties include:
2009 acquisition – 19500 at Riverside Office Park (formerly Lansdowne Medical Office Building)
Real estate rental revenue from same-store properties decreased by $0.4 million in the 2013 Period due to lower occupancy ($0.8 million), partially offset by higher rental rates ($0.3 million).
Real estate expenses from same-store properties decreased by $0.1 million in the 2013 Period primarily due to lower bad debt ($0.2 million) and utilities expenses ($0.1 million), partially offset by higher real estate taxes ($0.2 million).
During the 2013 Period, 72.8% of the square footage that expired was renewed compared to 54.5% in the 2012 Period. During the 2013 Period, we executed new leases (excluding first generation leases) for 89,388 square feet of medical office space at an average rental rate of $36.31, an increase of 8.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $21.55 per square foot.

Retail Segment:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$28,115	$27,416	$699	2.5%

Real Estate Expenses	$7,148	$6,474	$674	10.4%

NOI	$20,967	$20,942	$25	0.1%
Real estate rental revenue increased by $0.7 million in the 2013 Period primarily due to higher rental rates ($0.9 million) and lower provisions for uncollectible revenue ($0.6 million), partially offset by lower occupancy ($0.5 million) and lower reimbursements for real estate taxes ($0.2 million).
Real estate expenses increased by $0.7 million in the 2013 Period primarily due to higher bad debt expense ($0.3 million), snow removal costs ($0.2 million) and real estate taxes ($0.1 million).
During the 2013 Period, 88.7% of the square footage that expired was renewed compared to 70.9% in the 2012 Period. During the 2013 Period, we executed new leases for 270,938 square feet of retail space at an average rental rate of $14.76, an increase of 20.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $11.17 per square foot.

Multifamily Segment:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$26,732	$26,092	$640	2.5%

Real Estate Expenses	$10,896	$10,029	$867	8.6%

NOI	$15,836	$16,063	$(227)	(1.4)%

Real estate rental revenue increased by $0.6 million in the 2013 Period due to higher rental rates ($0.9 million) and lower rent abatements ($0.1 million), partially offset by lower occupancy ($0.4 million).
Real estate expenses increased by $0.9 million in the 2013 Period primarily due to higher real estate taxes ($0.3 million), higher bad debt expense ($0.2 million) and the true-up of certain utility reimbursements ($0.2 million).

Liquidity and Capital Resources
Capital Requirements
We expect that we will have the capital requirements in 2013 listed below. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Approximately $55 - $65 million to invest in our existing portfolio of operating assets, including approximately $25 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $30 - $35 million to invest in our development projects; and

•
Funding for potential property acquisitions and related costs throughout the remainder of 2013, offset by proceeds from potential property dispositions (including the potential disposition of our medical office segment).

Debt Financing
Our total debt at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Mortgage notes payable	$312,211	$342,970
Unsecured credit facilities	75,000	—
Unsecured notes payable	846,450	906,190
	$1,233,661	$1,249,160
Mortgage Debt
At June 30, 2013, our $312.2 million in mortgage notes payable, which include a net $3.0 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 4.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had $15.0 million in borrowings outstanding as of June 30, 2013, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $60.0 million in borrowings outstanding as of June 30, 2013 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2013, we were in compliance with our loan covenants.

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
As of June 30, 2013, our unsecured notes have maturities ranging from January 2014 through February 2028, as follows (in thousands):

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
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2013, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.5 million shares were outstanding at June 30, 2013.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of June 30, 2013, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2013 Period.

Preferred Equity

WRIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2013, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Common dividends	$20,065	$28,907	$(8,842)	(30.6)%	$40,099	$57,807	$(17,708)	(30.6)%
Distributions to noncontrolling interests	—	7	(7)	(100.0)%	—	14	(14)	(100.0)%
	$20,065	$28,914	$(8,849)	(30.6)%	$40,099	$57,821	$(17,722)	(30.6)%

Dividends paid for the 2013 Quarter and Period decreased due to the reduction of our quarterly dividend rate from $0.43375 per share to $0.30 per share in September 2012.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2013	2012	$	%
Net cash provided by operating activities	$63.0	$67.1	$(4.1)	(6.1)%
Net cash used in investing activities	(20.4)	(76.3)	55.9	(73.3)%
Net cash (used in) provided by financing activities	(56.0)	10.8	(66.8)	(618.5)%

Cash provided by operating activities decreased primarily due to higher interest payments due to the issuance of $300.0 million of 3.95% unsecured notes in September 2012.
Cash used in investing activities decreased primarily due to the acquisition of Fairgate at Ballston during the 2012 Quarter and the sale of the Atrium Building during the 2013 Period, partially offset by higher spending on our development projects.
Cash used in financing activities increased primarily due to the repayments of the remaining $60.0 million of our 5.125% unsecured notes and the remaining $30.0 million of the mortgage note secured by West Gude Drive, partially offset by $75.0 million in net borrowings on our unsecured lines of credit and lower dividends paid due to the reduction of our quarterly dividend rate during 2012.

Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Earnings to fixed charges	1.31	x	1.33	x	1.26	x	1.30	x
Debt service coverage	2.78	x	2.80	x	2.73	x	2.76	x

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to the controlling interests	$5,263	$6,008	$12,598	$11,189
Adjustments:
Depreciation and amortization	25,582	25,227	51,106	50,809
Discontinued operations:
Depreciation and amortization	—	364	—	776
Gain on sale of real estate	—	—	(3,195)	—
FFO as defined by NAREIT	$30,845	$31,599	$60,509	$62,774
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.48*	Separation Agreement and General Release between George F. McKenzie and Washington Real Estate Investment Trust dated July 23, 2013					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: July 31, 2013