Form 10-Q
period 2013-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2013-11-01
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 29, 2013, 66,521,481 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Land	$418,008	$418,008
Income producing property	1,624,617	1,587,375
	2,042,625	2,005,383
Accumulated depreciation and amortization	(548,549)	(497,057)
Net income producing property	1,494,076	1,508,326
Properties under development or held for future development	55,580	45,270
Total real estate held for investment, net	1,549,656	1,553,596
Investment in real estate sold or held for sale, net	346,157	364,999
Cash and cash equivalents	7,923	19,105
Restricted cash	7,547	13,423
Rents and other receivables, net of allowance for doubtful accounts of $8,271 and $10,442, respectively	48,619	46,904
Prepaid expenses and other assets	110,116	107,303
Other assets related to properties sold or held for sale	18,337	19,046
Total assets	$2,088,355	$2,124,376
Liabilities
Notes payable	$846,576	$906,190
Mortgage notes payable	290,838	319,025
Lines of credit	85,000	—
Accounts payable and other liabilities	57,116	50,094
Advance rents	11,749	12,925
Tenant security deposits	7,639	7,642
Liabilities related to properties sold or held for sale	31,275	32,357
Total liabilities	1,330,193	1,328,233
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,500 and 66,437 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	665	664
Additional paid in capital	1,148,837	1,145,515
Distributions in excess of net income	(395,816)	(354,122)
Total shareholders’ equity	753,686	792,057
Noncontrolling interests in subsidiaries	4,476	4,086
Total equity	758,162	796,143
Total liabilities and equity	$2,088,355	$2,124,376

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Real estate rental revenue	$65,828	$64,471	$196,303	$190,134
Expenses
Real estate expenses	23,243	22,527	69,467	64,820
Depreciation and amortization	21,168	21,682	63,328	63,593
Acquisition costs	148	(164)	448	144
General and administrative	3,850	3,173	11,717	10,943
	48,409	47,218	144,960	139,500
Real estate operating income	17,419	17,253	51,343	50,634
Other income (expense)
Interest expense	(15,930)	(14,886)	(47,944)	(43,983)
Other income	220	237	705	733
	(15,710)	(14,649)	(47,239)	(43,250)
Income from continuing operations	1,709	2,604	4,104	7,384
Discontinued operations:
Income from operations of properties sold or held for sale	4,131	3,233	11,139	9,642
Gain on sale of real estate	—	3,724	3,195	3,724
Net income	5,840	9,561	18,438	20,750
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net income attributable to the controlling interests	$5,840	$9,561	$18,438	$20,750
Basic net income per share:
Continuing operations	$0.03	$0.04	$0.06	$0.11
Discontinued operations	0.06	0.10	0.21	0.20
Net income per share	$0.09	$0.14	$0.27	$0.31
Diluted net income per share:
Continuing operations	$0.03	$0.04	$0.06	$0.11
Discontinued operations	0.06	0.10	0.21	0.20
Net income per share	$0.09	$0.14	$0.27	$0.31
Weighted average shares outstanding – basic	66,410	66,246	66,403	66,227
Weighted average shares outstanding – diluted	66,561	66,379	66,545	66,363
Dividends declared per share	$0.3000	$0.3000	$0.9000	$1.1675

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$792,057	$4,086	$796,143
Net income attributable to the controlling interests	—	—	—	18,438	18,438	—	18,438
Contributions from noncontrolling interests	—	—	—	—	—	390	390
Dividends	—	—	—	(60,132)	(60,132)	—	(60,132)
Share grants, net of share grant amortization and forfeitures	63	1	3,322	—	3,323	—	3,323
Balance, September 30, 2013	66,500	$665	$1,148,837	$(395,816)	$753,686	$4,476	$758,162

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$18,438	$20,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	75,489	77,803
Provision for losses on accounts receivable	3,012	2,847
Gain on sale of real estate	(3,195)	(3,724)
Amortization of share grants, net	3,615	3,996
Amortization of debt premiums, discounts and related financing costs	2,980	2,836
Changes in operating other assets	(8,856)	(14,317)
Changes in operating other liabilities	2,002	2,574
Net cash provided by operating activities	93,485	92,765
Cash flows from investing activities
Real estate acquisitions, net	—	(52,142)
Net cash received for sale of real estate	15,161	13,399
Capital improvements to real estate	(39,348)	(36,310)
Development in progress	(9,385)	(4,525)
Real estate deposits, net	(6,800)	—
Non-real estate capital improvements	(125)	(510)
Net cash used in investing activities	(40,497)	(80,088)
Cash flows from financing activities
Line of credit borrowings, net	85,000	(99,000)
Dividends paid	(60,132)	(77,805)
Net contributions from noncontrolling interests	390	211
Financing costs	—	(4,647)
Proceeds from dividend reinvestment program	—	1,315
Net proceeds from debt offering	—	298,314
Principal payments – mortgage notes payable	(32,461)	(25,527)
Borrowings under construction loan	3,033	—
Notes payable repayments	(60,000)	(50,000)
Net proceeds from exercise of share options	—	100
Net cash (used in) provided by financing activities	(64,170)	42,961
Net (decrease) increase in cash and cash equivalents	(11,182)	55,638
Cash and cash equivalents at beginning of period	19,105	12,765
Cash and cash equivalents at end of period	$7,923	$68,403
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$42,075	$42,415
Decrease (increase) in accrued capital improvements and development costs	$2,978	$1,989

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS
Washington Real Estate Investment Trust (“WRIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington metro region. We own a diversified portfolio of office buildings, medical office buildings, multifamily buildings and retail centers. We have entered into purchase and sale agreements to effectuate the sale of our medical office segment, and have classified this segment as discontinued operations (see note 3).
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
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three and nine months ended September 30, 2013 and 2012.
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
Within these notes to the financial statements, we refer to the three months ended September 30, 2013 and September 30, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively, and the nine months ended September 30, 2013 and September 30, 2012 as the “2013 Period” and the “2012 Period,” respectively.
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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation due to the reclassification of certain properties as discontinued operations (see note 3 to the consolidated financial statements).
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

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of September 30, 2013 and December 31, 2012, the land and capitalized development costs are as follows (in thousands):

	September 30, 2013	December 31, 2012
650 North Glebe	$24,185	$15,646
1225 First Street	21,409	19,807

As of September 30, 2013 and December 31, 2012, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	September 30, 2013	December 31, 2012
650 North Glebe	$2,584	$115
1225 First Street	249	1,676

On February 21, 2013, WRIT, through its consolidated joint venture to develop a mid-rise multifamily property at 650 North Glebe Road, entered into a construction loan agreement with Citizens Bank for $33.0 million. The loan bears interest at LIBOR plus 2.15%, which decreases to LIBOR plus 2.0% upon completion of construction and the joint venture not being in default. The loan matures on February 21, 2016, with two one year extension options exercisable by the joint venture, subject to fees and compliance with certain provisions in the loan agreement. As of September 30, 2013, the consolidated joint venture had $3.0 million outstanding on this construction loan agreement.

Discontinued Operations

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified (see "Discontinued Operations" in note 2 of the consolidated financial statements included in WRIT's Annual Report on Form 10-

K for the year ended December 31, 2012). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard) for an aggregate purchase price of $500.8 million. The sale will be structured as four transactions with projected closing dates in the fourth quarter 2013 and first quarter 2014.

The results of our medical office segment are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real estate revenues	$10,889	$11,282	$32,928	$33,580
Net income	$3,820	$2,463	$10,080	$7,456
Basic net income per share	$0.06	$0.04	$0.15	$0.11
Diluted net income per share	$0.06	$0.04	$0.15	$0.11
We classified as held for sale or sold the following properties in 2013 and 2012:

Disposition Date	Property Name	Segment	Rentable Square Feet	Contract Purchase Price (In thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750
N/A	Medical Office Portfolio (1)	Medical Office / Office	1,520,000	500,750
		Total 2013	1,599,000	$516,500

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750
		Total 2012	134,000	$23,000
(1) The Medical Office Portfolio consists of every property in our medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (6565 Arlington Boulevard and Woodholme Center).

As of September 30, 2013 and December 31, 2012, investment in real estate for properties sold or held for sale were as follows (in thousands):

	September 30, 2013	December 31, 2012
Office	$55,049	$71,605
Medical office	409,486	406,873
Total	464,535	478,478
Less accumulated depreciation	(118,378)	(113,479)
Investment in real estate sold or held for sale, net	$346,157	$364,999

As of September 30, 2013 and December 31, 2012, liabilities related to properties sold or held for sale were as follows (in thousands):

	September 30, 2013	December 31, 2012
Mortgage notes	$23,467	$23,945
Other liabilities	7,808	8,412
Liabilities related to properties sold or held for sale	$31,275	$32,357

Income from operations of properties sold or held for sale for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$12,073	$13,725	37,141	41,338
Property expenses	(4,398)	(4,793)	(12,856)	(13,992)
Depreciation and amortization	(3,215)	(4,536)	(12,161)	(14,210)
Interest expense	(329)	(1,163)	(985)	(3,494)
	$4,131	$3,233	$11,139	$9,642

Income from operations of properties sold or held for sale by property for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Property	Segment	2013	2012	2013	2012
1700 Research Boulevard	Office	$—	$106	—	225
Atrium Building	Office	—	320	185	833
Plumtree Medical Center	Medical Office	—	88	—	117
Medical Office Portfolio	Medical Office / Office	4,131	2,719	10,954	8,467
		$4,131	$3,233	$11,139	$9,642

NOTE 4: MORTGAGE NOTES PAYABLE

On January 11, 2013, we repaid without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of September 30, 2013, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at September 30, 2013 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	(25,000)	(60,000)
Unused and available	$75,000	$340,000

We executed borrowings and repayments on the unsecured lines of credit during the 2013 Period as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2012	$—	$—
Borrowings	50,000	60,000
Repayments	(25,000)	—
Balance at September 30, 2013	$25,000	$60,000

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
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.2 million and $1.3 million for the 2013 and 2012 Quarters, respectively, and $3.6 million and $4.0 million for the 2013 and 2012 Periods, respectively.

Restricted Share Awards

During the 2013 Period, 103,312 restricted share grants were awarded at a weighted average grant date fair value of $26.97.

The total fair values of restricted share grants vested was $0.7 million and $0.3 million for the 2013 and 2012 Periods, respectively.

The total unvested restricted share awards at September 30, 2013 was 224,484 shares, which had a weighted average grant date fair value of $27.24 per share.

As of September 30, 2013, the total compensation cost related to non-vested restricted share awards was $2.1 million, which we expect to recognize over a weighted average period of 15 months.

During the first quarter of 2013, Mr. George F. “Skip” McKenzie, our prior president and Chief Executive Officer, announced his intention to retire from WRIT at the end of 2013. As such, we have entered into a separation and general release agreement with the executive dated July 23, 2013, the terms of which were previously disclosed on a Current Report on Form 8-K dated January 28, 2013. On September 30, 2013, Mr. McKenzie resigned from WRIT's Board of Trustees and from his positions as WRIT's President and Chief Executive Officer. Mr. McKenzie will remain an employee of WRIT through December 31, 2013. The separation and release agreement includes a modification to certain of his stock awards. In addition, the agreement provides for the payment of consulting fees during 2014 and 2015 totaling $0.5 million, which will be expensed during the fourth quarter of 2013.
NOTE 8: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at September 30, 2013 and December 31, 2012 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$3,004	$—	$3,004	$—	$2,421	$—	$2,421	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2013 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2013.
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
As of September 30, 2013 and December 31, 2012, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (1)	$7,923	$7,923	$19,324	$19,324
Restricted cash (1)	7,674	7,674	14,582	14,582
2445 M Street note	6,166	6,990	6,617	6,654
Mortgage notes payable (1)	314,305	337,266	342,970	374,591
Lines of credit	85,000	85,000	—	—
Notes payable	846,576	873,702	906,190	968,040
(1) Includes amounts that have been reclassified to "Other assets related to properties sold or held for sale" or "Other liabilities related to properties sold or held for sale" on the consolidated balance sheets (see note 3).

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$1,709	$2,604	$4,104	$7,384
Allocation of undistributed earnings to unvested restricted share awards	(32)	(34)	(83)	(173)
Adjusted income from continuing operations attributable to the controlling interests	1,677	2,570	4,021	7,211
Income from discontinued operations, including gain on sale of real estate, net of taxes	4,131	6,957	14,334	13,366
Allocation of undistributed earnings to unvested restricted share awards	(77)	(91)	(288)	(312)
Adjusted income from discontinuing operations attributable to the controlling interests	4,054	6,866	14,046	13,054
Adjusted net income attributable to the controlling interests	$5,731	$9,436	$18,067	$20,265
Denominator:
Weighted average shares outstanding – basic	66,410	66,246	66,403	66,227
Effect of dilutive securities:
Operating partnership units	117	117	117	117
Employee stock options and restricted share awards	34	16	25	19
Weighted average shares outstanding – diluted	66,561	66,379	66,545	66,363
Earnings per common share, basic:
Continuing operations	$0.03	$0.04	$0.06	$0.11
Discontinued operations	0.06	0.10	0.21	0.20
	$0.09	$0.14	$0.27	$0.31
Earnings per common share, diluted:
Continuing operations	$0.03	$0.04	$0.06	$0.11
Discontinued operations	0.06	0.10	0.21	0.20
	$0.09	$0.14	$0.27	$0.31
NOTE 10: SEGMENT INFORMATION
We have four reportable segments: office, retail, multifamily and medical office. Office buildings provide office space for various types of businesses and professions. Retail shopping centers are typically grocery store anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area. Medical office buildings provide offices and facilities for a variety of medical services. We have entered into purchase and sale agreements to effectuate the sale of our medical office segment, and have classified this segment as discontinued operations (see note 3).
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
The following tables present revenues, net operating income, capital expenditures and total assets for the 2013 and 2012 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,221	$—	$13,990	$13,617	$—	$65,828
Real estate expenses	14,517	—	3,207	5,519	—	23,243
Net operating income	$23,704	$—	$10,783	$8,098	$—	$42,585
Depreciation and amortization						(21,168)
General and administrative						(3,850)
Acquisition costs						(148)
Interest expense						(15,930)
Other income						220
Discontinued operations:
Income from operations of properties sold or held for sale						4,131
Net income						5,840
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$5,840
Capital expenditures	$9,535	$505	$198	$4,041	$16	$14,295
Total assets	$1,116,087	$319,928	$348,490	$258,027	$45,823	$2,088,355

	Three Months Ended September 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$37,477	$—	$13,604	$13,390	$—	$64,471
Real estate expenses	14,114	—	3,015	5,398	—	22,527
Net operating income	$23,363	$—	$10,589	$7,992	$—	$41,944
Depreciation and amortization						(21,682)
Acquisition costs						164
General and administrative						(3,173)
Interest expense						(14,886)
Other income						237
Discontinued operations:
Income from operations of properties sold or held for sale						3,233
Gain on sale of real estate						3,724
Net income						9,561
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$9,561
Capital expenditures	$10,058	$2,399	$832	$1,496	$95	$14,880
Total assets	$1,144,975	$343,876	$361,383	$247,508	$101,053	$2,198,795

	Nine Months Ended September 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$113,849	$—	$42,105	$40,349	$—	$196,303
Real estate expenses	42,697	—	10,355	16,415	—	69,467
Net operating income	$71,152	$—	$31,750	$23,934	$—	$126,836
Depreciation and amortization						(63,328)
General and administrative						(11,717)
Acquisition costs						(448)
Interest expense						(47,944)
Other income						705
Discontinued operations:
Income from operations of properties sold or held for sale						11,139
Gain on sale of real estate						3,195
Net income						18,438
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$18,438
Capital expenditures	$26,773	$3,035	$2,732	$6,808	$125	$39,473

	Nine Months Ended September 30, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$109,632	$—	$41,019	$39,483	$—	$190,134
Real estate expenses	39,905	—	9,488	15,427	—	64,820
Net operating income	$69,727	$—	$31,531	$24,056	$—	$125,314
Depreciation and amortization						(63,593)
General and administrative						(10,943)
Acquisition costs						(144)
Interest expense						(43,983)
Other income						733
Discontinued operations:
Income from operations of properties sold or held for sale						9,642
Gain on sale of real estate						3,724
Net income						20,750
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$20,750
Capital expenditures	$25,076	$5,020	$2,246	$3,968	$510	$36,820

NOTE 11: SUBSEQUENT EVENT

On October 1, 2013, we closed on the purchase of The Paramount, a 135-unit residential building in Arlington, Virginia, for $48.2 million. We funded the acquisition through borrowings of $50.0 million on our unsecured line of credit.

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
We refer to the three months ended September 30, 2013 and September 30, 2012 as the “2013 Quarter” and the “2012 Quarter,” respectively, and the the nine months ended September 30, 2013 and September 30, 2012 as the “2013 Period” and the “2012 Period,” respectively.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the timing of the closings on the sale of the medical office segment; (g) the economic health of the greater Washington metro region, or other markets we may enter; (h) the effects of changes in Federal government spending; (i) the supply of competing properties; (j) consumer confidence; (k) unemployment rates; (l) consumer tastes and preferences; (m) our future capital requirements; (n) inflation; (o) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (p) governmental or regulatory actions and initiatives; (q) changes in general economic and business conditions; (r) terrorist attacks or actions; (s) acts of war; (t) weather conditions; (u) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (v) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013 and our subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2013, we owned a diversified portfolio of 69 properties, totaling approximately 8.5 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 69 properties consisted of 25 office properties, 17 medical office properties, 16 retail centers and 11 multifamily properties. We have entered into purchase and sale agreements to effectuate the sale of our medical office segment, and have classified this segment as discontinued operations (see note 3 to the consolidated financial statements).

As previously disclosed on a Current Report on Form 8-K filed October 2, 2013, Mr. George F. “Skip” McKenzie, our prior President and Chief Executive Officer, resigned from WRIT's Board of Trustees and from his positions as WRIT's President and Chief Executive Officer effective September 30, 2013. Mr. Paul T. McDermott joined WRIT as a member of its Board of Trustees and as its President and Chief Executive Officer on October 1, 2013. He is responsible for WRIT's financial performance after such date.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the three months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$65,828	$64,471	$1,357	2.1%
NOI (1)	$42,585	$41,944	$641	1.5%
Net income	$5,840	$9,561	$(3,721)	(38.9)%
FFO (2)	$30,223	$32,055	$(1,832)	(5.7)%

(1) See page 25 of the MD&A for reconciliations of NOI to net income.
(2) See page 36 of the MD&A for reconciliations of FFO to net income.

The increase in NOI is primarily due to higher rental rates, partially offset by lower occupancy and higher real estate taxes. Occupancy decreased to 89.6% from 90.0% one year ago, as decreases in the retail and multifamily segments were partially offset by a small increase occupancy in the office segment. Real estate rental revenue and NOI do not include the medical office segment, which is classified as discontinued operations.

Investment Activity

In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of the Medical Office Portfolio, which consists of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard), for an aggregate purchase price of $500.8 million. The dispositions consist of four independent transactions, each of which will close pursuant to a separate purchase and sale agreement. The projected closing date under both Purchase and Sale Agreement #1 and Purchase and Sale Agreement #2 is on or about November 12, 2013

(although we currently anticipate such date could be extended by approximately one week) and the outside closing date under both Purchase and Sale Agreement #3 and Purchase and Sale Agreement #4 is January 31, 2014.

Although we have entered into these purchase and sale agreements, there could still be conditions to the closings of such transactions that may not be achieved, or we or the potential purchaser otherwise may not be successful in completing such transactions. We may also not be successful in reinvesting some or all of the proceeds of the Medical Office Portfolio sales on a substantially concurrent basis. If we do not successfully reinvest some or all of the sales proceeds, the resulting decrease in our net income attributable to the controlling interests will not be completely offset by income from the reinvestment of disposition proceeds. This decrease in net income attributable to the controlling interests would have a negative impact on our earnings to fixed charges and debt service coverage ratios and could have a negative impact on our ability to pay dividends at their current level. Even if we do successfully reinvest some or all of the sales proceeds, we still expect some decrease in net income attributable to the controlling interests in future quarters due to the timing and cost of future potential acquisitions.
Capital Requirements
There are no debt maturities for the remainder of 2013, though we will continue to make recurring principal amortization payments. As of September 30, 2013, our unsecured lines of credit had $85.0 million of borrowings outstanding, leaving a remaining borrowing capacity of $415.0 million.
Significant Transactions
Our significant transactions during the 2013 and 2012 Periods are summarized as follows:
2013 Period

•
The execution of four separate contracts with a single buyer for the sale of the entire medical office segment, consisting of 17 medical office assets, and two office assets, 6565 Arlington Boulevard and Woodholme Center (both of which have significant medical office tenancy), encompassing in total approximately 1.5 million square feet. The assets to be sold also include land held for development at 4661 Kenmore Avenue. The sales prices under the four agreements aggregate to $500.8 million. The projected closing date under both Purchase and Sale Agreement #1 ($303.4 million of the aggregate sales price) and Purchase and Sale Agreement #2 ($3.8 million of the aggregate sales price) is on or about November 12, 2013 (although we currently anticipate such date could be extended by approximately one week) and the outside closing date under both Purchase and Sale Agreement #3 ($79.0 million of the aggregate sales price) and Purchase and Sale Agreement #4 ($114.6 million of the aggregate sales price) is January 31, 2014.

•	The disposition of the Atrium Building, a 79,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•
The execution of new leases for 1.2 million square feet of commercial space, excluding leases at properties classified as held for sale, with an average rental rate increase of 9.3% over expiring leases.

2012 Period

•	The issuance of $300.0 million of 3.95% unsecured notes due October 15, 2022, with net proceeds of $296.4 million. The notes bear an effective interest rate of 4.018%.

•	The disposition of 1700 Research Boulevard, a 101,000 square foot office building, for a contract sales price of $14.3 million, resulting in a gain on sale of $3.7 million.

•	The acquisition of Fairgate at Ballston, a 142,000 square foot office building, for $52.3 million.

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

•
The execution of an amended and restated credit agreement for Credit Facility No. 2, our $400.0 million unsecured line of credit, to extend the maturity date of the facility to July 2016, with a one-year extension option. The amended and restated facility bears interest at a rate of LIBOR plus a margin, based on our credit rating.

•	The execution of new leases for 0.7 million square feet of commercial space, with an average rental rate increase of 12.1% over expiring leases.

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
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Minimum base rent	$56,762	$56,355	$407	0.7%	$169,373	$165,808	$3,565	2.2%
Recoveries from tenants	6,576	6,217	359	5.8%	20,159	18,902	1,257	6.7%
Provisions for doubtful accounts	(813)	(1,262)	449	(35.6)%	(2,725)	(3,632)	907	(25.0)%
Parking and other tenant charges	3,303	3,161	142	4.5%	9,496	9,056	440	4.9%
	$65,828	$64,471	$1,357	2.1%	$196,303	$190,134	$6,169	3.2%

Minimum Base Rent: Minimum base rent increased by $0.4 million in the 2013 Quarter primarily due to higher rental rates ($1.4 million), partially offset by lower occupancy ($0.6 million) and higher rent abatements ($0.3 million).

Minimum base rent increased by $3.6 million in the 2013 Period primarily due to acquisitions ($2.1 million) and higher rental rates ($4.6 million) at same-store properties, partially offset by lower occupancy ($2.4 million) and higher rent abatements ($0.7 million) at same-store properties.

Recoveries from Tenants: Recoveries from tenants increased by $0.4 million in the 2013 Quarter primarily due to higher reimbursements for operating expenses ($0.3 million) and real estate taxes ($0.1 million).

Recoveries from tenants increased by $1.3 million in the 2013 Period primarily due to higher reimbursements for operating expenses ($0.9 million) and real estate taxes ($0.3 million) at same-store properties and reimbursements for real estate taxes ($0.1 million) at acquisitions.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.4 million in the 2013 Quarter primarily due to lower net provisions in the retail segment.

Provisions for doubtful accounts decreased by $0.9 million in the 2013 Period primarily due to lower net provisions in the retail segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.1 million in the 2013 Quarter primarily due to higher parking income.

Parking and other tenant charges increased by $0.4 million in the 2013 Period primarily due to acquisitions ($0.4 million) and higher parking income ($0.5 million) from same-store properties, partially offset by lower lease termination fees ($0.3 million) from same-store properties.

Occupancy for properties classified as continuing operations by segment as of September 30, 2013 and 2012 was as follows:

	As of September 30,
	2013	2012	Change
Office	86.4%	86.3%	0.1%
Retail	91.4%	92.8%	(1.4)%
Multifamily	94.1%	94.8%	(0.7)%
Total	89.6%	90.0%	(0.4)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Property operating expenses	$15,990	$15,581	$409	2.6%	$48,007	$44,775	$3,232	7.2%
Real estate taxes	7,253	6,946	307	4.4%	21,460	20,045	1,415	7.1%
	$23,243	$22,527	$716	3.2%	$69,467	$64,820	$4,647	7.2%

Real estate expenses as a percentage of revenue were 35.3% and 34.9% for the 2013 and 2012 Quarters, respectively, and 35.4% and 34.1% for the 2013 and 2012 Periods, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $0.4 million in the 2013 Quarter primarily due to bad debt ($0.2 million) and repairs and maintenance ($0.1 million) expenses.
Property operating expenses increased by $3.2 million in the 2013 Period primarily due to higher bad debt ($1.0 million), administrative ($0.5 million), repairs and maintenance ($0.5 million) and snow removal ($0.3 million) expenses from same-store properties, and acquisitions ($0.7 million).
Real Estate Taxes: Real estate taxes increased by $0.3 million in the 2013 Quarter primarily due to higher assessments across the portfolio.
Real estate taxes increased by $1.4 million in the 2013 Period primarily due to higher assessments at same-store properties ($1.1 million) and acquisitions ($0.3 million).

Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization	$21,168	$21,682	$(514)	(2.4)%	$63,328	$63,593	$(265)	(0.4)%
Interest expense	15,930	14,886	1,044	7.0%	47,944	43,983	3,961	9.0%
Acquisition costs	148	(164)	312	190.2%	448	144	304	211.1%
General and administrative	3,850	3,173	677	21.3%	11,717	10,943	774	7.1%
	$41,096	$39,577	$1,519	3.8%	$123,437	$118,663	$4,774	4.0%

Interest Expense: Interest expense by debt type for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Notes payable	$10,640	$8,896	$1,744	19.6%	$32,531	$26,526	$6,005	22.6%
Mortgages	4,551	5,145	(594)	(11.5)%	13,625	15,814	(2,189)	(13.8)%
Lines of credit	863	1,237	(374)	(30.2)%	2,395	2,893	(498)	(17.2)%
Capitalized interest	(124)	(392)	268	(68.4)%	(607)	(1,250)	643	(51.4)%
Total	$15,930	$14,886	$1,044	7.0%	$47,944	$43,983	$3,961	9.0%

Interest expense from notes payable increased in the 2013 Quarter and Period primarily due to the issuance of $300.0 million of 3.95% unsecured notes in September 2012, partially offset by the paydowns of $50.0 million of 5.05% notes and of $60.0 million of 5.125% notes. Interest expense from mortgage notes decreased primarily due to the repayments of various mortgage notes during 2012 and 2013. Interest expense from our unsecured lines of credit decreased due to lower borrowings. Capitalized interest decreased because we stopped capitalizing interest on expenditures on our joint venture to develop a multifamily property at 1225 First Street during the second quarter of 2013 because there was no qualified development activity. We decided to delay commencement of construction at this development due to market conditions and concerns of oversupply. We will reassess this project on a periodic basis going forward.

General and Administrative Expense: General and administrative expense increased by $0.7 million in the 2013 Quarter, primarily due to higher provisions for incentive compensation and recruitment fees associated with the search for a new chief executive officer.
General and administrative expense increased by $0.8 million in the 2013 Period, primarily due to recruitment fees associated with the search for a new chief executive officer.
Discontinued Operations
We classified as held for sale or sold the following properties in 2013 and 2012:

Disposition Date	Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)
March 19, 2013	Atrium Building	Office	79,000	$15,750
N/A	Medical Office Portfolio(1)	Medical Office / Office	1,520,000	500,750
			1,599,000	$516,500

August 31, 2012	1700 Research Boulevard	Office	101,000	$14,250
December 20, 2012	Plumtree Medical Center	Medical Office	33,000	8,750
		Total 2012	134,000	$23,000
(1) The Medical Office Portfolio consists of every property in our medical office segment, two office buildings (6565 Arlington Boulevard and Woodholme Center) and land held for development at 4661 Kenmore Avenue.

Operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenues	$12,073	$13,725	$(1,652)	(12.0)%	$37,141	$41,338	$(4,197)	(10.2)%
Property expenses	(4,398)	(4,793)	395	(8.2)%	(12,856)	(13,992)	1,136	(8.1)%
Depreciation and amortization	(3,215)	(4,536)	1,321	(29.1)%	(12,161)	(14,210)	2,049	(14.4)%
Interest expense	(329)	(1,163)	834	(71.7)%	(985)	(3,494)	2,509	(71.8)%
Total	$4,131	$3,233	$898	27.8%	$11,139	$9,642	$1,497	15.5%
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

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$65,828	$64,471	$1,357	2.1%
Real estate expenses	23,243	22,527	716	3.2%
NOI	$42,585	$41,944	$641	1.5%
Reconciliation to Net Income
NOI	$42,585	$41,944
Depreciation and amortization	(21,168)	(21,682)
General and administrative expenses	(3,850)	(3,173)
Interest expense	(15,930)	(14,886)
Other income	220	237
Acquisition costs	(148)	164
Discontinued operations:
Income from operations of properties sold or held for sale (1)	4,131	3,233
Gain on sale of real estate	—	3,724
Net income	5,840	9,561
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$5,840	$9,561

(1)Discontinued operations include gains on disposals and income from operations for:
2013 held for sale – Medical Office Portfolio – medical office segment and two office buildings (6565 Arlington Boulevard and Woodholme Center)
2013 disposition – The Atrium Building
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
Real estate rental revenue increased by $1.4 million in the 2013 Quarter primarily due to higher rental rates ($1.4 million) and lower provisions for uncollectible revenue ($0.5 million), partially offset by lower occupancy ($0.6 million).
Real estate expenses increased by $0.7 million in the 2013 Quarter primarily due to higher real estate taxes ($0.3 million), bad debt expense ($0.2 million), and repairs and maintenance expenses ($0.1 million).
Occupancy reflects decreased to 89.6% at the end of the 2013 Quarter from 90.0% at the end of the 2012 Quarter due to declines in all segments except office, which had a small increase. During the 2013 Quarter, 75.0% of the commercial square footage expiring was renewed as compared to 66.7% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 447,746 commercial square feet at an average rental rate of $32.68 per square foot, an increase of 8.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $49.18 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$38,221	$37,477	$744	2.0%

Real estate expenses	$14,517	$14,114	$403	2.9%

NOI	$23,704	$23,363	$341	1.5%

Real estate rental revenue increased by $0.7 million in the 2013 Quarter primarily due to higher rental rates.
Real estate expenses increased by $0.4 million primarily due to higher bad debt expense ($0.2 million) and real estate taxes ($0.1 million).
Occupancy increased to 86.4% at the end of the 2013 Quarter from 86.3% at the end of the 2012 Quarter. The increase was primarily due to higher occupancy at 2000 M Street and 1140 Connecticut Avenue, partially offset by lower occupancy at Braddock Metro Center. During the 2013 Quarter, 68.8% of the square footage that expired was renewed compared to 53.0% in the 2012 Quarter, excluding properties sold or classified as held for sale. During the 2013 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 285,614 square feet of office space at an average rental rate of $37.54 per square foot, an increase of 5.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $71.94 per square foot.

Retail Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$13,990	$13,604	$386	2.8%

Real estate expenses	$3,207	$3,015	$192	6.4%

NOI	$10,783	$10,589	$194	1.8%
Real estate rental revenue increased by $0.4 million in the 2013 Quarter primarily due to higher rental rates ($0.4 million) and lower provisions for uncollectible revenue ($0.4 million), partially offset by lower occupancy ($0.4 million).
Real estate expenses increased by $0.2 million in the 2013 Quarter primarily due to real estate taxes.
Occupancy decreased to 91.4% at the end of the 2013 Quarter from 92.8% at the end of the 2012 Quarter. The decrease was primarily due to lower occupancy at Concord Center and Randolph Shopping Center, partially offset by higher occupancy at the Centre at Hagerstown and Gateway Overlook. During the 2013 Quarter, 89.8% of the square footage that expired was renewed compared to 83.4% in the 2012 Quarter. During the 2013 Quarter, we executed new leases for 162,132 square feet of retail space at an average rental rate of $24.13, an increase of 20.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $9.10 per square foot.

Multifamily Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Real estate rental revenue	$13,617	$13,390	$227	1.7%

Real estate expenses	$5,519	$5,398	$121	2.2%

NOI	$8,098	$7,992	$106	1.3%

Real estate rental revenue increased by $0.2 million in the 2013 Quarter due to higher rental rates ($0.3 million), partially offset by lower occupancy ($0.1 million).
Real estate expenses increased by $0.1 million in the 2013 Quarter primarily due to higher administrative expenses.
Occupancy decreased to 94.1% at the end of the 2013 Quarter from 94.8% at the end of the 2012 Quarter, primarily due to lower occupancy at 3801 Connecticut Avenue and Bethesda Hill Apartments.

2013 Period Compared to 2012 Period
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2013 Period compared to the 2012 Period (in thousands).

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$192,215	$188,643	$3,572	1.9%
Non-same-store (1)	4,088	1,491	2,597	174.2%
Total real estate rental revenue	$196,303	$190,134	$6,169	3.2%
Real Estate Expenses
Same-store	$67,904	$64,206	$3,698	5.8%
Non-same-store (1)	1,563	614	949	154.6%
Total real estate expenses	$69,467	$64,820	$4,647	7.2%
NOI
Same-store	$124,311	$124,437	$(126)	(0.1)%
Non-same-store (1)	2,525	877	1,648	187.9%
Total NOI	$126,836	$125,314	$1,522	1.2%
Reconciliation to Net Income
NOI	$126,836	$125,314
Depreciation and amortization	(63,328)	(63,593)
General and administrative expenses	(11,717)	(10,943)
Interest expense	(47,944)	(43,983)
Other income	705	733
Acquisition costs	(448)	(144)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	11,139	9,642
Gain on sale of real estate	3,195	3,724
Net income	18,438	20,750
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$18,438	$20,750

(1)Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
(2)Discontinued operations include gains on disposals and income from operations for:
2013 held for sale – Medical Office Portfolio – medical office segment and two office buildings (6565 Arlington Boulevard and Woodholme Center)
2013 disposition – The Atrium Building
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
Real estate rental revenue from same-store properties increased by $3.6 million in the 2013 Period primarily due to higher rental rates ($4.6 million), lower provisions for uncollectible revenue ($0.9 million), higher reimbursements for operating expenses ($0.9 million) and higher parking income ($0.5 million), partially offset by lower occupancy ($2.4 million) and higher rent abatements ($0.9 million).
Real estate expenses from same-store properties increased by $3.7 million in the 2013 Period due to higher real estate taxes ($1.1 million), bad debt expense ($1.0 million), administrative expenses ($0.5 million), repairs and maintenances expenses ($0.5 million)and snow removal costs ($0.3 million).

During the 2013 Period, 72.9% of the commercial square footage expiring was renewed as compared to 62.3% in the 2012 Period, excluding properties sold or classified as held for sale. During the 2013 Period, we executed new leases (excluding properties classified as held for sale) for 1,151,683 commercial square feet at an average rental rate of $28.13 per square foot, an increase of 9.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $32.20 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$109,761	$108,141	$1,620	1.5%
Non-same-store (1)	4,088	1,491	2,597	174.2%
Total real estate rental revenue	$113,849	$109,632	$4,217	3.8%
Real Estate Expenses
Same-store	$41,134	$39,291	$1,843	4.7%
Non-same-store (1)	1,563	614	949	154.6%
Total real estate expenses	$42,697	$39,905	$2,792	7.0%
NOI
Same-store	$68,627	$68,850	$(223)	(0.3)%
Non-same-store (1)	2,525	877	1,648	187.9%
Total NOI	$71,152	$69,727	$1,425	2.0%

(1)	Non-same-store properties include:
2012 acquisition - Fairgate at Ballston
Real estate rental revenue from same-store properties increased by $1.6 million in the 2013 Period primarily due to higher rental rates ($2.0 million), higher reimbursements for operating expenses ($0.7 million) and higher parking income ($0.4 million), partially offset by lower occupancy ($1.0 million) and higher rent abatements ($0.7 million).
Real estate expenses from same-store properties increased by $1.8 million due to higher real estate taxes ($0.6 million), bad debt expense ($0.4 million), administrative expenses ($0.4 million) and operating services ($0.4 million).
During the 2013 Period, 63.7% of the square footage that expired was renewed compared to 54.3% in the 2012 Period, excluding properties sold or classified as held for sale. During the 2013 Period, we executed new leases (excluding properties classified as held for sale) for 718,613 square feet of office space at an average rental rate of $34.07 per square foot, an increase of 6.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $45.35 per square foot.

Retail Segment:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$42,105	$41,019	$1,086	2.6%

Real Estate Expenses	$10,355	$9,488	$867	9.1%

NOI	$31,750	$31,531	$219	0.7%
Real estate rental revenue increased by $1.1 million in the 2013 Period primarily due to higher rental rates ($1.3 million) and lower provisions for uncollectible revenue ($1.0 million), partially offset by lower occupancy ($0.9 million) and lower reimbursements for real estate taxes ($0.3 million).
Real estate expenses increased by $0.9 million in the 2013 Period primarily due to higher bad debt expense ($0.3 million), snow removal costs ($0.2 million) and real estate taxes ($0.2 million).
During the 2013 Period, 89.1% of the square footage that expired was renewed compared to 74.8% in the 2012 Period. During the 2013 Period, we executed new leases for 433,070 square feet of retail space at an average rental rate of $18.27, an increase of 20.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $10.39 per square foot.

Multifamily Segment:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue	$40,349	$39,483	$866	2.2%

Real Estate Expenses	$16,415	$15,427	$988	6.4%

NOI	$23,934	$24,056	$(122)	(0.5)%

Real estate rental revenue increased by $0.9 million in the 2013 Period primarily due to higher rental rates ($1.3 million), partially offset by lower occupancy ($0.5 million).
Real estate expenses increased by $1.0 million in the 2013 Period primarily due to higher real estate taxes ($0.4 million), higher bad debt expense ($0.3 million) and higher repairs and maintenance expenses ($0.2 million).

Liquidity and Capital Resources
Capital Requirements
We expect that we will have the capital requirements in 2013 listed below. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common shares and noncontrolling interest distributions to third party unit holders;

•	Approximately $65 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $20 - $25 million to invest in our development projects; and

•
Funding for potential property acquisitions and related costs throughout the remainder of 2013, offset by proceeds from disposition of the Medical Office Portfolio, which consists of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard), for an aggregate purchase price of $500.8 million.

We expect to close on the first two transactions of the Medical Office Portfolio sale, with an aggregate sales price of $307.2 million, on or about November 12, 2013 (although we currently anticipate such date could be extended by approximately one week). We expect to close on the remaining two transactions, with an aggregate sales price of $193.6 million, by January 31, 2014. We currently intend to use the sales proceeds to repay approximately $26.0 million to repay mortgage notes (including prepayment penalties) secured by properties included in the Medical Office Portfolio, repay balances on our unsecured lines of credit, repay the $100.0 million of 5.25% notes on their maturity date of January 15, 2014, fund reinvestments into acquisition properties and for general corporate purposes.

We may not be successful in reinvesting some or all of the proceeds of the Medical Office Portfolio sales on a substantially concurrent basis. If we do not successfully reinvest some or all of the sales proceeds, the resulting decrease in our net income attributable to the controlling interests will not be completely offset by income from the reinvestment of disposition proceeds. This decrease in net income attributable to the controlling interests would have a negative impact on our earnings to fixed charges and debt service coverage ratios and could have a negative impact on our ability to pay dividends at their current level. Even if we do successfully reinvest some or all of the sales proceeds, we still expect some decrease in net income attributable to the controlling interests in future quarters due to the timing and cost of future potential acquisitions.

Debt Financing
Our total debt at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012
Mortgage notes payable (1)	$314,305	$342,970
Unsecured credit facilities	85,000	—
Unsecured notes payable	846,576	906,190
	$1,245,881	$1,249,160
(1) Includes mortgage notes secured by medical office properties that have been reclassified to "Other liabilities related to properties sold or held for sale" on the consolidated balance sheets (see note 3 to the consolidated financial statements). These mortgages notes had balances of $23.5 million and $23.9 million as of September 30, 2013 and December 31, 2012, respectively.
Mortgage Debt
At September 30, 2013, our $314.3 million in mortgage notes payable, which include a net $2.8 million in unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 3.8 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had $25.0 million in borrowings outstanding as of September 30, 2013, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year, $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $60.0 million in borrowings outstanding as of September 30, 2013 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2013, we were in compliance with our loan covenants.

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
As of September 30, 2013, our unsecured notes have maturities ranging from January 2014 through February 2028, as follows (in thousands):

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
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2013, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.5 million shares were outstanding at September 30, 2013.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of September 30, 2013, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2013 Period.

Preferred Equity

WRIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2013, no shares of preferred stock had been issued.
Dividends
We currently pay dividends quarterly at a rate of $0.30 per share. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. When setting the dividend level, our Board looks in particular at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and tenant incentives, and adjustments to straight-line rents to reflect cash rents received.
Our dividend and distribution payments for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Common dividends	$20,033	$19,998	$35	0.2%	$60,132	$77,805	$(17,673)	(22.7)%
Distributions to noncontrolling interests	—	—	—		—	14	(14)	(100.0)%
	$20,033	$19,998	$35	0.2%	$60,132	$77,819	$(17,687)	(22.7)%

Dividends paid for the 2013 Period decreased due to the reduction of our quarterly dividend rate from $0.43375 per share to $0.30 per share in September 2012.

Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Net cash provided by operating activities	$93.5	$92.8	$0.7	0.8%
Net cash used in investing activities	(40.5)	(80.1)	39.6	(49.4)%
Net cash (used in) provided by financing activities	(64.2)	43.0	(107.2)	(249.3)%
Cash used in investing activities decreased primarily due to the acquisition of Fairgate at Ballston during the 2012 Period, partially offset by higher spending on our development projects and deposits made on future potential real estate acquisitions during the 2013 Period.
Cash used in financing activities increased in the 2013 Period primarily due to the issuance of the 3.95% unsecured notes during 2012 Period, partially offset by net borrowings of $85.0 million on our unsecured lines of credit during the 2013 Period.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Earnings to fixed charges	1.10	x	1.14	x	1.07	x	1.14	x
Debt service coverage	2.73	x	2.80	x	2.73	x	2.78	x

We computed the ratio of earnings to fixed charges by dividing earnings by fixed charges. For this purpose, earnings consist of income from continuing operations attributable to the controlling interests plus fixed charges, less capitalized interest. Fixed charges consist of interest expense, including amortized costs of debt issuance, and interest costs capitalized. Certain prior period amounts have been reclassified to conform to the current period presentation due to the reclassification of certain properties as discontinued operations (see note 3 to the consolidated financial statements).
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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to the controlling interests	$5,840	$9,561	$18,438	$20,750
Adjustments:
Depreciation and amortization	21,168	21,682	63,328	63,593
Gain on sale of real estate	—	(3,724)	(3,195)	(3,724)
Income from operations of properties sold or held for sale	(4,131)	(3,233)	(11,139)	(9,642)
Funds from continuing operations	22,877	24,286	67,432	70,977
Discontinued operations:
Income from operations of properties sold or held for sale	4,131	3,233	11,139	9,642
Depreciation and amortization	3,215	4,536	12,161	14,210
Funds from discontinued operations	7,346	7,769	23,300	23,852

FFO as defined by NAREIT	$30,223	$32,055	$90,732	$94,829
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.49	Purchase and Sale Agreement, dated as of September 27, 2013, for 2440 M Street, Alexandria Professional Center, 8301 Arlington Boulevard, 6565 Arlington Boulevard, Ashburn Farm Office Park I, II and III, CentreMed I and II, Sterling Medical Office Building, 19500 at Riverside Office Park, Shady Grove Medical Village II, 9707 Medical Center Drive, 15001 and 15005 Shady Grove Road, Woodholme Center, and Woodholme Medical Office Building	8-K	001-06622	10.49	10/3/2013
10.50	Purchase and Sale Agreement, dated as of September 27, 2013, for 4661 Kenmore Avenue	8-K	001-06622	10.49	10/3/2013
10.51	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.49	10/3/2013
10.52	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.49	10/3/2013
10.53*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013					X
10.54*	Employment Agreement dated August 19, 2013 with Paul T. McDermott					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
						X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to    participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President Accounting, Administration and Corporate Secretary (Principal Accounting Officer)

/s/ William T. Camp
William T. Camp
Executive Vice President and Chief Financial Officer (Principal Finance Officer)

DATE: November 1, 2013