Form 10-K
period 2013-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2014-03-03
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 28, 2013, the aggregate market value of such shares held by non-affiliates of the registrant was $1,775,842,352 (based on the closing price of the stock on June 28, 2013).
As of February 26, 2014, 66,598,192 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2013 FORM 10-K ANNUAL REPORT

PART I
ITEM 1:  BUSINESS
WRIT Overview
Washington Real Estate Investment Trust (“we” or “WRIT”) is a self-administered, self-managed, equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers. During 2013 we implemented a plan to sell our entire medical office segment, and completed the final phase of this plan early in 2014.
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
Washington Metro Region Economy
The Washington metro region experienced modest job growth during 2013, as a decrease in federal government employment and procurement attributable to continued fiscal austerity offset gains in other sectors. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region gained 20,700 jobs during the 12 month period ending October 2013. The region's unemployment rate was 5.9% at October 2013, up from 5.1% in the prior year. Though job growth in 2013 lagged behind other large metro regions, the Washington metro region's unemployment rate remains one of the lowest in the nation.
Delta expects the Washington metro region's economic growth to remain sluggish in 2014, with more robust growth in 2015 and 2016.

Washington Metro Region Real Estate Markets
The Washington metro region's slow growth is reflected in the real estate market performance in each of our segments. Market statistics and information from Delta are set forth below:
Office Segment

•	Average effective rents in the region decreased 2.9% in 2013 and in 2012.

•	Overall vacancy was 13.4% at December 31, 2013 and 2012, slightly higher than the national rate of 13.2%.

•
Net absorption (defined as the change in occupied, standing inventory from one period to the next) totaled 1.8 million square feet in 2013, compared to negative net absorption of 2.9 million square feet in 2012. The 15-year average annual absorption for the region is 5.3 million square feet.

•	Of the 6.4 million square feet of office space under construction at December 31, 2013 (down from 8.0 million square feet at December 31, 2012), 53% is pre-leased, compared to 51% one year ago.

Retail Segment

•	Rental rates at grocery-anchored centers in the region were up 2.2% in 2013, compared to the 1.4% increase in 2012.

•	Vacancy for grocery-anchored centers was 4.7% at December 31, 2013, down from 4.9% at December 31, 2012.
Multifamily Segment

•
Net effective rents for all investment grade apartments in the Washington metro region decreased 1.8% in 2013, compared to a 1.7% increase in 2012. Class A rents decreased by 3.0% in 2013, compared to an increase of 1.9% in 2012.

•
The vacancy rate for all apartments was 4.9% at December 31, 2013, compared to 4.3% at December 31, 2012. The national rate was 4.3% at December 31, 2013. Class A vacancy increased to 4.7% at December 31, 2013 from 4.2% at December 31, 2012.

Our Portfolio
As of December 31, 2013, we owned a diversified portfolio of 56 properties, totaling approximately 7.4 million square feet of commercial space and 2,674 residential units, and land held for development. These 56 properties consist of 23 office properties, 5 medical office properties (which were subsequently sold on January 21, 2014), 16 retail centers and 12 multifamily properties. Our principal objective is to invest in high quality properties in prime locations, then proactively manage, lease and direct ongoing capital improvement programs to improve their economic performance. The percentage of total real estate rental revenue by property group for 2013, 2012 and 2011, and the percent leased as of December 31, 2013, were as follows:

Percent Leased December 31, 2013(2)		Real Estate Rental Revenue(1)
		2013	2012	2011
91%	Office	58%	58%	57%
94%	Retail	21%	21%	21%
93%	Multifamily	21%	21%	22%
		100%	100%	100%

(1)	Data excludes discontinued operations - medical office and industrial segments.

(2)	Calculated as the percentage of physical net rentable area leased.
On a combined basis, our commercial portfolio (i.e., our office, medical office and retail properties, but not our multifamily properties) was 92% leased at December 31, 2013, 88% leased at December 31, 2012 and 91% leased at December 31, 2011.
The commercial lease expirations at properties classified as continuing operations for the next five years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
2014	138	824,668	$25,915	12%
2015	147	944,533	30,734	15%
2016	124	798,793	23,338	11%
2017	106	741,094	26,398	13%
2018	108	666,054	16,536	8%
2019 and thereafter	273	2,416,901	86,236	41%
Total	896	6,392,043	$209,157	100%
Total real estate rental revenue from continuing operations was $263.0 million for 2013, $254.8 million for 2012 and $234.7 million for 2011. During the three year period ended December 31, 2013, we acquired seven office properties, two retail properties and one multifamily property. During that same period, we sold eleven office properties, thirteen medical office properties and our entire industrial segment.
According to Delta, the professional/business services and government sectors constituted over one third of payroll jobs in the Washington metro area at the end of 2013. Due to our geographic concentration in the Washington metro area, a significant amount of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors. In particular, a significant reduction in federal government spending would seriously impact these sectors.

No single tenant accounted for more than 5.0% of real estate rental revenue in 2013, 2012 or 2011. All federal government tenants in the aggregate accounted for approximately 1.0% of our 2013 real estate rental revenue. Federal government tenants include the Department of Defense, Social Security Administration, Federal Bureau of Investigation and Office of Personnel Management.
Our ten largest tenants, in terms of real estate rental revenue, are as follows:

1.	World Bank
2.	Advisory Board Company
3.	Booz Allen Hamilton, Inc.
4.	Patton Boggs LLP
5.	Engility Corporation
6.	Sunrise Assisted Living, Inc.
7.	Epstein, Becker & Green, P.C.
8.	General Dynamics
9.	TJX Companies
10.	General Services Administration
We expect to continue investing in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties which we believe will increase in income and value. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.
We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2013 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”
Further description of the property groups is contained in Item 2, Properties, Note 13, Segment Information and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On February 26, 2014, we had 263 employees including 180 persons engaged in property management functions and 83 persons engaged in corporate, financial, leasing, asset management and other functions.
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

Tax Treatment of Recent Disposition Activity
We sold the following properties during the three years ended December 31, 2013:

Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (1)	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

1700 Research Boulevard	Office	101,000	$14,250	$3,724
Plumtree Medical Center	Medical Office	33,000	8,750	1,400
	Total 2012	134,000	$23,000	$5,124

Industrial Portfolio (2)	Industrial/Office	3,092,000	$350,900	$97,491
Dulles Station, Phase I	Office	180,000	58,800	—
	Total 2011	3,272,000	$409,700	$97,491

(1)
Transaction I and II of the Medical Office Portfolio purchase and sale agreement consisted of medical office properties (2440 M Street, 15001 Shady Grove Road, 15505 Shady Grove Road, 19500 at Riverside Park (formerly Lansdowne Medical Office Building), 9707 Medical Center Drive, CentreMed I and II, 8301 Arlington Boulevard, Sterling Medical Office Building, Shady Grove Medical Village II, Alexandria Professional Center, Ashburn Farm Office Park I, Ashburn Farm Office Park II, Ashburn Farm Office Park III, Woodholme Medical Office Building), two office properties (6565 Arlington Boulevard and Woodholme Center) and undeveloped land (4661 Kenmore Ave). Subsequent to the end of 2013, we closed on Transactions III and IV, consisting of Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

(2)	The Industrial Portfolio consisted of every property in our industrial segment and two office properties (the Crescent and Albemarle Point).
All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code. Section 1031 requires that we identify and close on the acquisition of replacement properties within limited time periods. We may not be able to identify and acquire appropriate replacement properties within the specified time periods. If we do not identify and acquire the replacement properties within the specified time periods, we would expect to recognize a taxable gain with respect to the sale of the Medical Office Portfolio. The amount of this taxable gain would depend upon the timing and size of the replacement property acquisitions and also our other results of operations, and it could be a material amount. If we recognize this taxable gain, we could be required to pay a significant portion of it as a special capital gain dividend to our shareholders or alternatively be subject to income taxes on the taxable gain.

We distributed all of our ordinary taxable income for the years ended December 31, 2013, 2012 and 2011 to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).
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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in WRIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 43.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.
Our financial performance and the value of our real estate assets are subject to the risk that if our office, retail and multifamily properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	the financial health of our tenants and the ability to collect rents;

•	consumer confidence, unemployment rates and consumer tastes and preferences;

•	competition from similar asset type properties;

•	local real estate market conditions, such as oversupply or reduction in demand for office, retail and multifamily properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.
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
We face risks associated with property development/redevelopment.
We currently have an active development project to build a mid-rise apartment building at 650 North Glebe Road in Arlington, Virginia, and an active redevelopment project to renovate 7900 Westpark Drive, an office building in McLean, Virginia. We decided to delay commencement of construction of a high-rise multifamily property at 1225 First Street in Alexandria, Virginia due to market conditions and concerns of oversupply.
Developing or redeveloping properties presents a number of risks for us, including risks that:

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

We may not timely reinvest the proceeds of the sale of our medical office portfolio in properties, which would adversely affect our results of operations and net income.

During 2013, we implemented a plan to sell our entire medical office portfolio and completed the final phase of this plan early in 2014. We may not be successful in reinvesting some or all of the proceeds of the sale of medical office portfolio in the near term. If we do not successfully reinvest the sales proceeds promptly in income-producing properties, the resulting decrease in our net income attributable to the controlling interests will not be completely offset by income from the temporary investment of the disposition proceeds. This decrease in net income would have a negative impact on our earnings to fixed charges and debt service coverage ratios and could have a negative impact on our ability to pay dividends at their current level. Even if we promptly reinvest some or all of the sales proceeds in income-producing properties, we still expect some decrease in net income attributable to the controlling interests in future quarters due to the cost of these acquisitions.

The sale of our medical office portfolio may require the payment of additional dividends or result in a tax liability for the taxable gains on the sold properties.
We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code. Section 1031 requires that we identify and close on the acquisition of replacement properties within limited time periods. We may not be able to identify and acquire appropriate replacement properties within the specified time periods. If we do not identify and acquire the replacement properties within the specified time periods, we would expect to recognize a taxable gain with respect to the sale of the Medical Office Portfolio. The amount of this taxable gain would depend upon the timing and size of the replacement property acquisitions and also our other results of operations, and it could be a material amount. If we recognize this taxable gain, we could be required to pay a significant portion of it as a special capital gain dividend to our shareholders or alternatively be subject to income taxes on the taxable gain.

Funds used to pay capital gains to our shareholders or tax liabilities would not be available for reinvestment in properties, potentially decreasing our net income, negatively impacting our earnings to fixed charges and debt service coverage ratios and negatively impacting our ability to pay future dividends at their current level.  Further, it is possible that the qualification of a transaction as a Section 1031 exchange could be successfully challenged and determined to be currently taxable. In this event, our taxable income would increase. This could require us to pay additional dividends or, in lieu of that, income taxes, possibly including interest and penalties.
We face potential difficulties or delays renewing leases or re-leasing space.
As of December 31, 2013, leases on our commercial properties classified as continuing operations will expire as follows:

% of leased square footage
2014	12%
2015	15%
2016	11%
2017	13%
2018	8%
2019 and thereafter	41%
Total	100%
Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended December 31, 2013, 2012 and 2011, the multifamily tenant retention rate was 43%, 61% and 56%, respectively.

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
We invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.
Our properties face significant competition.
We face significant competition from developers, owners and operators of office, retail, multifamily and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rents than the space in our properties.

We are dependent on key personnel.

The execution of our investment strategy, and management of our operations, depend to a significant degree on our senior management team. If we are unable to attract and retain skilled executives, our results of operations and financial condition could be adversely affected.
We cannot assure you we will continue to pay dividends at current rates.
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or further reduce our dividend, as we did in the third quarter of 2012. Our ability to continue to pay dividends on our common shares at its current rate or to increase our common share dividend rate will depend on a number of factors, including, among others, the following:

•	our future financial condition and results of operations;

•	real estate market conditions in the Washington metro region;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
Our board of trustees considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. This level has trended lower in recent years due to the recent economic downturn and uncertainty with the business and leasing environment in the Washington metro region. As noted above, we reduced our dividend rate, and if such trend were to continue for a sustained period of time, our board of trustees could determine to further reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.
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
On February 26, 2014, our total consolidated debt was approximately $1.1 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $24.86 per share of our common shares on February 26, 2014, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 40% as of February 26, 2014.
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
We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2014. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.
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
Breaches of data security could materially harm our business and reputation.
In the normal course of business we collect and retain certain personal information provided by our tenants and employees. While we employ a variety of data security measures to protect the confidentiality of this information and periodically review and improve our data security measures, we cannot assure that we will be able to prevent unauthorized access to this personal information. Any breach of our data security measures and loss of this personal information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The schedule on the following pages lists our real estate investment portfolio as of December 31, 2013, which consisted of 56 properties and land held for development. On January 21, 2014, we sold the five remaining medical office properties, Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.
As of December 31, 2013, the percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.
Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.
Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2013
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	101,000	92%
51 Monroe Street	Rockville, MD	1979	1975	222,000	95%
515 King Street	Alexandria, VA	1992	1966	75,000	96%
6110 Executive Boulevard	Rockville, MD	1995	1971	203,000	82%
1220 19thStreet	Washington, D.C.	1995	1976	104,000	90%
1600 Wilson Boulevard	Arlington, VA	1997	1973	168,000	84%
7900 Westpark Drive	McLean, VA	1997	1972/1986/1999	530,000	80%
600 Jefferson Plaza	Rockville, MD	1999	1985	113,000	84%
Wayne Plaza	Silver Spring, MD	2000	1970	96,000	87%
Courthouse Square	Alexandria, VA	2000	1979	115,000	97%
One Central Plaza	Rockville, MD	2001	1974	267,000	93%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	277,000	83%
Monument II	Herndon, VA	2007	2000	207,000	87%
2000 M Street	Washington, D.C.	2007	1971	230,000	100%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	134,000	93%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	100%
1140 Connecticut Avenue	Washington, D.C.	2011	1966	184,000	93%
1227 25th Street	Washington, D.C.	2011	1988	132,000	92%
Braddock Metro Center	Alexandria, VA	2011	1985	345,000	96%
John Marshall II	Tysons Corner, VA	2011	1996/2010	223,000	100%
Fairgate at Ballston	Arlington, VA	2012	1988	142,000	74%
Subtotal				4,557,000	91%

Medical Office Buildings
Woodburn Medical Park I	Annandale, VA	1998	1984	77,000	96%
Woodburn Medical Park II	Annandale, VA	1998	1988	97,000	90%
Prosperity Medical Center I	Merrifield, VA	2003	2000	91,000	76%
Prosperity Medical Center II	Merrifield, VA	2003	2001	87,000	100%
Prosperity Medical Center III	Merrifield, VA	2003	2002	75,000	84%
Subtotal				427,000	89%

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2013
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		150,000	97%
Concord Centre	Springfield, VA	1973	1960		76,000	55%
Wheaton Park	Wheaton, MD	1977	1967		74,000	98%
Bradlee Shopping Center	Alexandria, VA	1984	1955		168,000	95%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969		197,000	78%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	94%
Frederick County Square	Frederick, MD	1995	1973		227,000	97%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		47,000	98%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	98%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	64%
Montrose Shopping Center	Rockville, MD	2006	1970		145,000	94%
Gateway Overlook	Columbia, MD	2010	2007		223,000	100%
Olney Village Center	Olney, MD	2011	1979/2003		199,000	98%
Subtotal					2,449,000	94%

Multifamily Buildings
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	179,000	86%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	96%
Country Club Towers	Arlington, VA	1969	1965	227	159,000	96%
Park Adams	Arlington, VA	1969	1959	200	173,000	95%
Munson Hill Towers	Falls Church, VA	1970	1963	279	258,000	96%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	96%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	157,000	97%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	96%
Bennett Park	Arlington, VA	2007	2007	224	214,000	94%
Clayborne	Alexandria, VA	2008	2008	74	60,000	97%
Kenmore	Washington, D.C.	2008	1948	374	268,000	88%
The Paramount	Arlington, VA	2013	1984	135	141,000	90%
Subtotal				2,674	2,278,000	93%
TOTAL					9,711,000

(1) Multifamily buildings are presented in gross square feet.
ITEM 3: LEGAL PROCEEDINGS
None.
ITEM 4: MINE SAFTEY DISCLOSURES
N/A.

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares trade on the New York Stock Exchange. As of February 26, 2014, there are 4,749 shareholders of record.
The high and low sales price for our shares for 2013 and 2012, by quarter, and the amount of dividends we paid per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2013
	Fourth	0.30000	$27.20	$22.48
	Third	0.30000	$28.76	$24.00
	Second	0.30000	$30.58	$25.05
	First	0.30000	$28.85	$26.41
2012
	Fourth	0.30000	$27.19	$24.28
	Third	0.30000	$29.09	$25.59
	Second	0.43375	$30.50	$26.87
	First	0.43375	$31.00	$27.01
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

	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Real estate rental revenue	$263,024	$254,794	$234,733	$204,219	$201,889
(Loss) income from continuing operations	$(193)	$7,768	$(14,389)	$(10,874)	$(1,768)
Discontinued operations:
Income from operations of properties sold or held for sale	$15,395	$10,816	$23,414	$26,834	$29,368
Gain on sale of real estate	$22,144	$5,124	$97,491	$21,599	$13,348
Net income	$37,346	$23,708	$105,378	$37,559	$40,948
Net income attributable to the controlling interests	$37,346	$23,708	$104,884	$37,426	$40,745
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$—	$0.11	$(0.22)	$(0.17)	$(0.03)
Net income attributable to the controlling interests per share – diluted	$0.55	$0.35	$1.58	$0.60	$0.71
Total assets	$1,975,493	$2,124,376	$2,120,758	$2,167,881	$2,045,225
Lines of credit payable	$—	$—	$99,000	$100,000	$128,000
Mortgage notes payable	$294,671	$319,025	$342,989	$265,757	$266,225
Notes payable	$846,703	$906,190	$657,470	$753,587	$688,912
Shareholders’ equity	$754,959	$792,057	$859,044	$857,080	$745,255
Cash dividends paid	$80,104	$97,734	$115,045	$108,949	$100,221
Cash dividends declared and paid per share	$1.20	$1.47	$1.74	$1.73	$1.73

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2013 to 2012 and comparing 2012 to 2011.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
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

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A "same-store" property is one that was owned for the entirety of the periods being evaluated and excludes properties under redevelopment or development and properties purchased or sold at any time during the periods being compared. A "non-same-store" property is one that was acquired, under redevelopment or development, or placed into service during either of the periods being evaluated. We define redevelopment properties as those for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan which has a current impact on operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. Properties under redevelopment or development are included within the non-same-store properties beginning in the period during which redevelopment or development activities commence. Redevelopment and development properties are included in the same-store pool upon completion of the redevelopment or development, and the earlier of achieving 90% occupancy or two years after completion.
Overview
Business
Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of December 31, 2013, we owned a diversified portfolio of 56 properties, totaling approximately 7.4 million square feet of commercial space and 2,674 multifamily units, and land held for development. These 56 properties consisted of 23 office properties, 5 medical office properties (which were subsequently sold on January 21, 2014), 16 retail centers and 12 multifamily properties.
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

Operating Results
Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	Change
Real estate rental revenue	$263,024	$254,794	$8,230
NOI(1)	$169,731	$168,249	$1,482
Net income attributable to the controlling interests	$37,346	$23,708	$13,638
FFO(2)	$113,103	$122,518	$(9,415)
(1) See pages 30 and 34 of the MD&A for reconciliations of NOI to net income.
(2) See page 44 of the MD&A for reconciliations of FFO to net income.

NOI increased by $1.5 million primarily due to acquisitions. NOI from same-store properties decreased by $0.1 million, as lower occupancy and higher operating expenses were partially offset by higher rental rates. The lower occupancy reflects continuing challenges in leasing vacant space.
The $9.4 million decrease in FFO primarily reflects higher interest expense, general and administrative expenses (including $0.8 million related to the officer three-year long-term incentive plan), acquisition costs and a $2.7 million loss on extinguishment of debt related to the disposition of our medical office segment. In addition, we incurred severance expenses related to the Medical Office Portfolio sale and the retirement of our prior Chief Executive Officer.
We anticipate continued challenges in leasing vacant space during 2014. We also anticipate circumstances where rents on new or renewal leases will be lower than the existing portfolio rents, putting further downward pressure on NOI from same-store properties.
The performance of our three operating segments and the market conditions in our region are discussed in greater detail below (industry data is as reported by Delta):

•
The region’s office market was very challenging during 2013, as average effective rents decreased by 2.9% in 2013, after also decreasing by 2.9% in 2012. Net absorption (defined as the change in occupied, standing inventory from one year to the next) improved to a positive 1.8 million square feet in 2013 from a negative 2.9 million square feet in 2012, but remained well below the 15-year average of 5.3 million square feet. Overall vacancy remained steady at 13.4%. Vacancy in the submarkets was 15.8% for Northern Virginia, 14.5% for Suburban Maryland and 9.3% in the District of Columbia. Delta expects improvement in the region's office occupancy and rental rates to remain slow during 2014 due to fiscal austerity by the federal government and densification of office space in the private sector. Our office segment was 90.6% leased at December 31, 2013, an increase from 86.5% leased at December 31, 2012, primarily due to improved leasing activity in the District of Columbia. By submarket, our office segment was 88.6% leased in Northern Virginia, 92.0% leased in Suburban Maryland and 96.8% leased in the District of Columbia at December 31, 2013.

•
The region’s retail market grew slowly in 2013, with rental rates at grocery-anchored centers increasing by 2.2%, as compared to a 1.4% increase in 2012. Vacancy rates decreased to 4.7% from 4.9% in 2012. Our retail segment was 94.0% leased at December 31, 2013, up from 92.2% at December 31, 2012.

•
The region’s multifamily market showed the effects of increased supply, as the Washington metro region had 62 Class A projects in active lease-up at the end of 2013, as compared to 33 at the end of 2012. Net effective rents for investment grade apartments in the region decreased 1.8% in 2013, compared to a 1.7% increase in 2012. The region’s vacancy rate for investment grade apartments increased to 4.9%, up from 4.3% one year ago. Our multifamily segment was 93.3% leased at December 31, 2013, down from 95.7% at December 31, 2012.

Investment Activity

In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of the Medical Office Portfolio, which consisted of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard), for an aggregate purchase price of $500.8 million. The dispositions consisted of four independent transactions, each of which closed pursuant to a separate purchase and sale agreement. Purchase and Sale Agreements #1 and #2 closed in November 2013 and Purchase and Sale Agreements #3 and #4 closed in January 2014.

We may not be successful in reinvesting some or all of the proceeds of the sale of medical office portfolio in the near term. If we do not successfully reinvest the sales proceeds promptly in income producing properties, the resulting decrease in our net income attributable to the controlling interests will not be completely offset by income from the temporary investment of the disposition proceeds. This decrease in net income attributable to the controlling interests would have a negative impact on our earnings to fixed charges and debt service coverage ratios and could have a negative impact on our ability to pay dividends at their current level. Even if we promptly reinvest some or all of the sales proceeds in income producing properties, we still expect some decrease in net income attributable to the controlling interests in future quarters due to the cost of these acquisitions.
We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code. Section 1031 requires that we identify and close on the acquisition of replacement properties within limited time periods. We may not be able to identify and acquire appropriate replacement properties within the specified time periods. If we do not identify and acquire the replacement properties within the specified time periods, we would expect to recognize a taxable gain with respect to the sale of the Medical Office Portfolio. The amount of this taxable gain would depend upon the timing and size of the replacement property acquisitions and also our other results of operations, and it could be a material amount. If we recognize this taxable gain, we could be required to pay a significant portion of it as a special capital gain dividend to our shareholders or alternatively be subject to income taxes on the taxable gain.
We acquired one multifamily building in Arlington, Virginia. This transaction was consistent with our current strategy of focusing on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics.
Capital Requirements
With proceeds from the sale of our medical office segment, we extinguished three mortgage notes secured by medical office properties and paid down our unsecured lines of credit. In January 2014, we extinguished the remaining $100.0 million of our 5.25% unsecured notes on their maturity date. We do not have any remaining debt maturities in 2014.
Significant Transactions
We summarize below our significant transactions during the two years ended December 31, 2013:
2013

•
The acquisition of The Paramount, a multifamily property in Arlington, Virginia with 135 units and 3,600 square feet of retail space, for a contract purchase price of $48.2 million. We incurred $0.3 million in acquisition costs related to this transaction.

•
The execution of four separate contracts with a single buyer for the sale of the entire medical office segment, consisting of 17 medical office assets, and two office assets, 6565 Arlington Boulevard and Woodholme Center (both of which have significant medical office tenancy), encompassing in total approximately 1.5 million square feet. The assets sold also included land held for development at 4661 Kenmore Avenue. The sales prices under the four agreements aggregated to $500.8 million. Purchase and Sale Agreement #1 ($303.4 million of the aggregate sales price) and Purchase and Sale Agreement #2 ($3.8 million of the aggregate sales price) closed in November 2013, resulting in a gain on sale of real estate of $18.9 million. Purchase and Sale Agreement #3 ($79.0 million of the aggregate sales price) and Purchase and Sale Agreement #4 ($114.6 million of the aggregate sales price) closed in January 2014.

•	The disposition of the Atrium Building, a 79,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•
The execution of new leases for 1.6 million square feet of commercial space, excluding leases at properties classified as sold or held for sale, with an average rental rate increase of 10.2% over expiring leases.

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

•
The execution of an amended and restated credit agreement for our Credit Facility No. 1 to expand the facility from $75.0 million to $100.0 million, with an accordion feature that allows us to increase the facility to $200.0 million, subject to additional lender commitments. The amended and restated facility matures June 2015, with a one-year extension at WRIT's option, and bears interest at a rate of LIBOR plus a margin of 120 basis points.

•
The execution of an amended and restated credit agreement for Credit Facility No. 2, our $400.0 million unsecured line of credit, to extend the maturity date of the facility to July 2016, with a one-year extension option, and lower the interest rate to LIBOR plus a margin of 120 basis points.

•
The execution of new leases for 0.7 million square feet of commercial space, excluding properties classified as sold or held for sale, with an average rental rate increase of 12.8% over expiring leases.

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
The fair value of in-place leases consists of the following components: (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”).
We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the useful life of the asset, which is typically the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify above market net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed, else the related value is expensed at that time. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost (if it has no future value), leasing commissions, absorption costs and net lease intangible associated with that lease over its new shorter term.
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
Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years.

Properties we acquired during the three years ended December 31, 2013 were as follows:

Acquisition Date	Property	Type	Rentable Square Feet	Contract Purchase Price (in thousands)
October 1, 2013	The Paramount (135 units)	Multifamily	N/A	$48,200
		Total 2013		$48,200

June 21, 2012	Fairgate at Ballston	Office	142,000	$52,250
		Total 2012	142,000	$52,250

January 11, 2011	1140 Connecticut Ave	Office	188,000	$80,250
March 30, 2011	1127 25th St	Office	132,000	47,000
June 15, 2011	650 North Glebe Road	Land	N/A	11,800
August 30, 2011	Olney Village	Retail	198,000	58,000
September 13, 2011	Braddock Metro	Office	351,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1225 First Street	Land	N/A	13,850
		Total 2011	1,092,000	$385,400
Properties we sold or classified as held for sale during the three years ended December 31, 2013 were as follows:

Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)
Atrium Building	Office	79,000	$15,750
Medical Office Portfolio (1)	Medical Office/Office	1,520,000	500,750
		1,599,000	$516,500

1700 Research Boulevard	Office	101,000	$14,250
Plumtree Medical Center	Medical Office	33,000	8,750
	Total 2012	134,000	$23,000

Dulles Station, Phase I	Office	180,000	$58,800
Industrial Portfolio (2)	Industrial/Office	3,092,000	350,900
	Total 2011	3,272,000	$409,700

(1)
The Medical Office Portfolio consists of every property in our medical office segment (including land held for development at 4661 Kenmore Avenue) and two office properties (Woodholme Center and 6565 Arlington Boulevard). In November 2013, we closed on the sale of the two office properties (6565 Arlington Boulevard and Woodholme Center), 2440 M Street, Alexandria Professional Center, 8301 Arlington Boulevard, Ashburn Farm Office Park I, II and III, CetreMed I and II, Sterling Medical Office Building, 19500 at Riverside Office Park, Shady Grove Medical Village II, 9707 Medical Center Drive, 15001 Shady Grove Road and 15005 Shady Grove Road, Woodholme Medical Office Building and 4661 Kenmore Avenue. In January 2014, we closed on the sale of Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

(2)	The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point).
To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations (page 28). An overview analysis of results on a consolidated basis; and

•	Net Operating Income (page 32). A detailed analysis of same-store versus non-same-store NOI results by segment.
NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses.

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three years ended December 31, 2013 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2013	2012	2011	2013 vs 2012	% Change	2012 vs 2011	% Change
Minimum base rent	$226,839	$221,764	$206,545	$5,075	2.3%	$15,219	7.4%
Recoveries from tenants	26,822	25,528	21,877	1,294	5.1%	3,651	16.7%
Provision for doubtful accounts	(3,605)	(4,779)	(3,927)	1,174	(24.6)%	(852)	21.7%
Lease termination fees	643	680	367	(37)	(5.4)%	313	85.3%
Parking and other tenant charges	12,325	11,601	9,871	724	6.2%	1,730	17.5%
	$263,024	$254,794	$234,733	$8,230	3.2%	$20,061	8.5%
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
Minimum Base Rent: Minimum base rent increased by $5.1 million in 2013 primarily due to acquisitions ($3.0 million). Minimum base rent from same-store properties increased by $2.4 million primarily due to higher rental rates ($5.8 million), partially offset by lower occupancy ($2.4 million), higher rent abatements ($0.7 million) and higher amortization of deferred lease incentives ($0.2 million).
Minimum base rent increased by $15.2 million in 2012 primarily due to acquisitions ($16.0 million). Minimum base rent from same-store properties decreased by $0.8 million primarily due lower occupancy ($3.0 million), lower amortization of net lease intangible liabilities ($0.4 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($3.2 million).
Recoveries from Tenants: Recoveries from tenants increased by $1.3 million in 2013 primarily due to higher reimbursements for operating expenses from same-store properties.
Recoveries from tenants increased by $3.7 million in 2012 primarily due to acquisitions ($2.8 million), and higher real estate tax recoveries from same-store properties ($0.9 million) due to higher property tax assessments across the portfolio.
Provision for Doubtful Accounts: Provision for doubtful accounts decreased by $1.2 million in 2013 primarily due to lower provisions in the retail segment.
Provision for doubtful accounts increased by $0.9 million in 2012 due to higher provisions in the retail ($0.5 million) and office ($0.4 million) segments.
Lease Termination Fees: Lease termination fees slightly decreased in 2013 as higher fees from acquisitions ($0.1 million) were offset by lower fees from same-store properties ($0.1 million).
Lease termination fees increased by $0.3 million in 2012 primarily due to higher fees in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.7 million in 2013 primarily due to increases in parking income from same-store properties ($0.5 million) and acquisitions ($0.3 million).
Parking and other tenant charges increased by $1.7 million in 2012 primarily due to acquisitions ($0.9 million), and increases in parking income ($0.3 million) and short-term tenant rent ($0.3 million) from same-store properties.

Occupancy for properties classified as continuing operations by segment for the three years ended December 31, 2013 was as follows:

	December 31,
Segment	2013	2012	2011	2013 vs 2012	2012 vs 2011
Office	85.7%	85.2%	89.6%	0.5%	(4.4)%
Retail	91.3%	91.2%	93.3%	0.1%	(2.1)%
Multifamily	92.1%	94.1%	94.9%	(2.0)%	(0.8)%
Total	88.8%	88.9%	91.9%	(0.1)%	(3.0)%
Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
Our overall occupancy decreased to 88.8% in 2013 from 88.9% in 2012, with a decline in the multifamily segment partially offset by higher occupancy in the office and retail segments.
Our overall occupancy decreased to 88.9% in 2012 from 91.9% in 2011, with the largest declines in the office and retail segments.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for the three years ended December 31, 2013 were as follows (in thousands except percentage amounts):

	Year Ended December 31,
	2013	2012	2011	2013 vs 2012	% Change	2012 vs 2011	% Change
Property operating expenses	$64,241	$59,481	$56,721	$4,760	8.0%	$2,760	4.9%
Real estate taxes	29,052	27,064	22,903	1,988	7.3%	4,161	18.2%
	$93,293	$86,545	$79,624	$6,748	7.8%	$6,921	8.7%
Real estate expenses as a percentage of revenue were 35.5%, 34.0% and 33.9% for the three years ended December 31, 2013, 2012 and 2011, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $4.8 million in 2013 due to acquisitions ($0.8 million) and property operating expenses from same-store properties, which increased by $3.8 million primarily due to lower recoveries of bad debt ($0.9 million), and higher administrative ($0.8 million), repairs and maintenance ($0.6 million), snow removal ($0.4 million), utilities ($0.3 million), custodial ($0.2 million) and vacant space preparation ($0.2 million) expenses.
Property operating expenses increased by $2.8 million in 2012 primarily due to acquisitions ($4.5 million), partially offset by property operating expenses from same-store properties, which decreased by $1.7 million primarily due to lower utilities expense ($1.1 million) caused by lower electricity and gas rates and to higher recoveries of bad debt ($0.6 million).
Real Estate Taxes: Real estate taxes increased by $2.0 million in 2013 due to acquisitions ($0.4 million) and higher real estate taxes at same-store properties ($1.5 million) due to higher property assessments.
Real estate taxes increased by $4.2 million in 2012 due to acquisitions ($2.4 million) and higher real estate taxes at same-store properties ($1.8 million) due to higher property assessments.

Other Operating Expenses
Other operating expenses for the three years ended December 31, 2013 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2013	2012	2011	2013 vs 2012	% Change	2012 vs 2011	% Change
Depreciation and amortization	$85,740	$85,107	$74,403	$633	0.7%	$10,704	14.4%
Acquisition costs	1,265	234	3,607	1,031	440.6%	(3,373)	(93.5)%
Interest expense	63,573	60,627	61,402	2,946	4.9%	(775)	(1.3)%
General and administrative	17,535	15,488	15,728	2,047	13.2%	(240)	(1.5)%
	$168,113	$161,456	$155,140	$6,657	4.1%	$6,316	4.1%
Depreciation and Amortization: Depreciation and amortization expense increased by $0.6 million in 2013 primarily due to operating properties acquired and placed into service of $48.2 million and $52.3 million in 2013 and 2012, respectively.
Depreciation and amortization expense increased by $10.7 million in 2012 primarily due to operating properties acquired and placed into service of $52.3 million and $385.4 million in 2012 and 2011, respectively.
Acquisition Costs: Acquisition costs increased by $1.0 million in 2013 primarily due to the acquisition of The Paramount in 2013 and expenses related to potential acquisitions in 2014.
Acquisition costs decreased by $3.4 million in 2012 primarily due to a lower volume of acquisitions in 2012 than in 2011.
Interest Expense: Interest expense by debt type for the three years ended December 31, 2013 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2013	2012	2011	2013 vs 2012	% Change	2012 vs 2011	% Change
Notes payable	$43,174	$37,982	$38,918	$5,192	13.7%	$(936)	(2.4)%
Mortgage notes payable	18,378	20,847	18,434	(2,469)	(11.8)%	2,413	13.1%
Lines of credit	3,257	3,486	4,788	(229)	(6.6)%	(1,302)	(27.2)%
Capitalized interest	(1,236)	(1,688)	(738)	452	(26.8)%	(950)	128.7%
Total	$63,573	$60,627	$61,402	$2,946	4.9%	$(775)	(1.3)%
The $5.2 million increase in notes payable interest during 2013 is due to the the issuance of our 3.95% senior notes in 2012, partially offset by the repayment of our 5.05% senior notes during 2012. The $2.5 million decrease in mortgage interest expense is due to the repayments of several mortgage notes during 2013. The $0.2 million decrease in interest expense on our unsecured lines of credit during 2013 is attributable to lower average borrowings outstanding during 2013. Capitalized interest decreased by $0.5 million during 2013 due to placing the development project at 1225 First Street on hold.
The $0.9 million decrease in notes payable interest during 2012 is due to the repayment of our 5.95% senior notes during 2011 and our 5.05% senior notes during 2012, partially offset by the issuance of our 3.95% senior notes in 2012. The $2.4 million increase in mortgage interest expense is due to the assumption of mortgage notes with the acquisitions of Olney Village Center and John Marshall II in 2011, partially offset by the repayments of several mortgage notes during 2012. The $1.3 million decrease in interest expense on our unsecured lines of credit is attributable to lower average borrowings outstanding during 2012. Capitalized interest increased by $1.0 million during 2012 due to expenditures on our two multifamily development projects at 650 North Glebe Road and 1225 First Street.
General and Administrative Expense: General and administrative expense increased by $2.0 million in 2013 primarily due to higher incentive compensation expense related to the officer three-year long-term incentive plan.
General and administrative expense decreased by $0.2 million in 2012 primarily due to lower incentive compensation expense, partially offset by severance costs.

Real Estate Impairment
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

Discontinued Operations
Income from operations of properties sold or held for sale for the three years ended December 31, 2013 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2013	2012	2011	2013 vs 2012	% Change	2012 vs 2011	% Change
Revenues	$45,791	$54,344	$80,948	$(8,553)	(15.7)%	$(26,604)	(32.9)%
Property expenses	(17,039)	(18,273)	(25,265)	1,234	(6.8)%	6,992	(27.7)%
Real estate impairment	—	(2,097)	(599)	2,097	(100.0)%	(1,498)	250.1%
Depreciation and amortization	(12,161)	(18,827)	(26,125)	6,666	(35.4)%	7,298	(27.9)%
Interest expense	(1,196)	(4,331)	(5,545)	3,135	(72.4)%	1,214	(21.9)%
Total	$15,395	$10,816	$23,414	$4,579	42.3%	$(12,598)	(53.8)%

Income from operations of properties sold or held for sale increased by $4.6 million for the year ended December 31, 2013 primarily due to the Medical Office Portfolio being accounted for as discontinued operations.

Income from operations of properties sold or held for sale decreased by $12.6 million for the year ended December 31, 2012 primarily due to the sale of the Industrial Portfolio during the fourth quarter of 2011.

We recognized a $2.1 million impairment charge for the land at 4661 Kenmore Avenue during the fourth quarter of 2012 in order to reduce its carrying value to its fair value of $3.8 million.

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

2013 Compared to 2012
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2013 compared to 2012. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$243,633	$238,418	$5,215	2.2%
Non-same-store(1)	19,391	16,376	3,015	18.4%
Total real estate rental revenue	$263,024	$254,794	$8,230	3.2%
Real Estate Expenses
Same-store	$85,956	$80,660	$5,296	6.6%
Non-same-store(1)	7,337	5,885	1,452	24.7%
Total real estate expenses	$93,293	$86,545	$6,748	7.8%
NOI
Same-store	$157,677	$157,758	$(81)	(0.1)%
Non-same-store(1)	12,054	10,491	1,563	14.9%
Total NOI	$169,731	$168,249	$1,482	0.9%
Reconciliation to Net Income
NOI	$169,731	$168,249
Depreciation and amortization	(85,740)	(85,107)
General and administrative expenses	(17,535)	(15,488)
Acquisition costs	(1,265)	(234)
Interest expense	(63,573)	(60,627)
Other income	926	975
Loss on extinguishment of debt	(2,737)	—
Discontinued operations(2):
Income from properties sold or held for sale	15,395	10,816
Gain on sale of real estate	22,144	5,124
Net income	37,346	23,708
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$37,346	$23,708

(1)	Non-same-store properties include:
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive
2012 Office acquisition – Fairgate at Ballston

(2)	Discontinued operations include gain on disposals and income from operations for:
2013 held for sale and sold – Atrium Building and Medical Office Portfolio – medical office segment and two office buildings (6565 Arlington Boulevard and Woodholme Center)
2012 sold – Plumtree Medical Center and 1700 Research Boulevard

Real estate rental revenue from same-store properties increased by $5.2 million in 2013 primarily due to higher rental rates ($5.8 million), lower reserves for uncollectible revenue ($1.0 million), higher reimbursements for operating expenses ($1.2 million) and higher parking income ($0.5 million), partially offset by lower occupancy ($2.4 million) and higher rent abatements ($0.9 million).
Real estate expenses from same-store properties increased by $5.3 million in 2013 primarily due to higher real estate taxes ($1.5 million) due to higher assessments across the portfolio, lower recoveries of uncollectible receivables ($0.9 million), higher administrative expenses ($0.8 million), higher repairs and maintenance expenses ($0.6 million), higher snow removal costs ($0.4 million), higher usage of electricity ($0.3 million), higher custodial expenses ($0.2 million) and higher vacant space preparation expenses ($0.2 million).

	December 31,
Occupancy	2013	2012
Same-store	89.7%	89.2%
Non-same-store	79.2%	84.9%
Total	88.8%	88.9%
Same-store occupancy increased to 89.7% in 2013, with the increases in office and retail occupancy partially offset by lower multifamily occupancy. Non-same-store occupancy decreased to 79.2% in 2013 from 84.9% in 2012, driven by lower occupancy at Fairgate at Ballston and 7900 Westpark Drive. During 2013, 78.4% of the commercial square footage expiring was renewed as compared to 58.3% in 2012, excluding properties sold or classified as held for sale. During 2013, we executed new leases (excluding properties classified as sold or held for sale) for 1.6 million commercial square feet at an average rental rate of $29.28 per square foot, an increase of 10.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $38.40 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$133,855	$131,025	$2,830	2.2%
Non-same-store(1)	18,484	16,376	2,108	12.9%
Total real estate rental revenue	$152,339	$147,401	$4,938	3.4%
Real Estate Expenses
Same-store	$50,387	$47,491	$2,896	6.1%
Non-same-store(1)	6,906	5,885	1,021	17.3%
Total real estate expenses	$57,293	$53,376	$3,917	7.3%
NOI
Same-store	$83,468	$83,534	$(66)	(0.1)%
Non-same-store(1)	11,578	10,491	1,087	10.4%
Total NOI	$95,046	$94,025	$1,021	1.1%

(1)	Non-same-store properties include:
2013 redevelopment property – 7900 Westpark Drive
2012 acquisition – Fairgate at Ballston
Real estate rental revenue from same-store properties increased by $2.8 million in 2013 primarily due to higher rental rates ($2.5 million), reimbursements for operating expenses ($0.9 million) and real estate taxes ($0.5 million), and parking income ($0.4 million), partially offset by lower occupancy ($0.7 million) and higher rent abatements ($0.6 million).
Real estate expenses from same-store properties increased by $2.9 million in 2013 primarily due to higher real estate taxes ($0.7 million), administrative expenses ($0.6 million), operating services ($0.5 million), repairs and maintenance expenses ($0.2 million), consumption of electricity ($0.3 million) and lower recoveries of uncollectible receivables ($0.5 million).

	December 31,
Occupancy	2013	2012
Same-store	87.1%	85.3%
Non-same-store	77.9%	84.9%
Total	85.7%	85.2%
Same-store occupancy increased to 87.1% in 2013 from 85.3% in 2012 primarily due to higher occupancy at 2000 M Street and 6110 Executive Boulevard, partially offset by lower occupancy at Braddock Metro Center. The decrease in non-same-store occupancy is primarily due to lower occupancy at Fairgate at Ballston and 7900 Westpark Drive, which went into redevelopment during the fourth quarter of 2013. During 2013, 65.2% of the square footage that expired was renewed compared to 50.4% in 2012, excluding properties sold or classified as held for sale. During 2013, we executed new leases (excluding properties classified as sold or held for sale) for 1.1 million square feet of office space at an average rental rate of $34.27 per square foot, an increase of 8.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $51.67 per square foot.

Retail Segment:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Real estate rental revenue	$56,189	$54,506	$1,683	3.1%
Real estate expenses	13,768	12,702	1,066	8.4%
NOI	$42,421	$41,804	$617	1.5%

Real estate rental revenue increased by $1.7 million in 2013 primarily due to higher occupancy ($1.8 million) and lower reserves for uncollectible revenue ($1.2 million), partially offset by lower occupancy ($1.1 million).
Real estate expenses increased by $1.1 million in 2013 primarily due to higher real estate taxes ($0.3 million), snow removal costs ($0.3 million) and bad debt expense ($0.2 million).
Occupancy increased to 91.3% in 2013 from 91.2% in 2012 primarily due to higher occupancy at the Centre at Hagerstown and Gateway Overlook, partially offset by lower occupancy at Westminster and Bradlee Shopping Center. During 2013, 92.9% of the square footage that expired was renewed compared to 75.7% in 2012. During 2013, we executed new leases for 0.5 million square feet of retail space at an average rental rate of $18.67, an increase of 17.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $9.96 per square foot.

Multifamily Segment:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Real Estate Rental Revenue
Same-store	$53,589	$52,887	$702	1.3%
Non-same-store(1)	907	—	907	N/A
Total real estate rental revenue	$54,496	$52,887	$1,609	3.0%
Real Estate Expenses
Same-store	$21,801	$20,467	$1,334	6.5%
Non-same-store(1)	431	—	431	N/A
Total real estate expenses	$22,232	$20,467	$1,765	8.6%
NOI
Same-store	$31,788	$32,420	$(632)	(1.9)%
Non-same-store(1)	476	—	476	N/A
Total NOI	$32,264	$32,420	$(156)	(0.5)%

(1)	Non-same-store properties include:
2013 acquisition – The Paramount
Real estate rental revenue from same-store properties increased by $0.7 million in 2013 primarily due to higher rental rates ($1.5 million), partially offset by lower occupancy ($0.6 million) and higher rent abatements ($0.2 million).
Real estate expenses from same-store properties increased by $1.3 million in 2013 primarily due to higher real estate taxes ($0.5 million), repairs and maintenance expenses ($0.4 million) and bad debt expense ($0.2 million).

	December 31,
Occupancy	2013	2012
Same-store	92.6%	94.1%
Non-same-store	85.4%	N/A
Total	92.1%	94.1%
Same-store occupancy decreased to 92.6% in 2013 from 94.1% in 2012 due primarily to lower occupancy at Roosevelt Towers, the Kenmore and Bethesda Hill Apartments.

2012 Compared to 2011
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2012 compared to 2011. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$216,095	$215,957	$138	0.1%
Non-same-store(1)	38,699	18,776	19,923	106.1%
Total real estate rental revenue	$254,794	$234,733	$20,061	8.5%
Real Estate Expenses
Same-store	$72,560	$72,473	$87	0.1%
Non-same-store(1)	13,985	7,151	6,834	95.6%
Total real estate expenses	$86,545	$79,624	$6,921	8.7%
NOI
Same-store	$143,535	$143,484	$51	—%
Non-same-store(1)	24,714	11,625	13,089	112.6%
Total NOI	$168,249	$155,109	$13,140	8.5%
Reconciliation to Net Income
NOI	$168,249	$155,109
Depreciation and amortization	(85,107)	(74,403)
General and administrative expenses	(15,488)	(15,728)
Real estate impairment	—	(14,526)
Acquisition costs	(234)	(3,607)
Interest expense	(60,627)	(61,402)
Other income	975	1,144
Loss on extinguishment of debt	—	(976)
Discontinued operations(2):
Income from properties sold or held for sale	10,816	23,414
Gain on sale of real estate	5,124	97,491
Income tax expense	—	(1,138)
Net income	23,708	105,378
Less: Net income attributable to noncontrolling interests	—	(494)
Net income attributable to the controlling interests	$23,708	$104,884

(1)	Non-same-store properties include:
2012 Office acquisition – Fairgate at Ballston
2011 Office acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
2011 Retail acquisition – Olney Village Center

(2)	Discontinued operations include gain on disposals and income from operations for:
2013 held for sale and sold – Atrium Building and Medical Office Portfolio
2012 dispositions – Plumtree Medical Center and 1700 Research Boulevard
2011 dispositions – Dulles Station, Phase I and the Industrial Portfolio

Real estate rental revenue from same-store properties increased by $0.1 million in 2012 primarily due to higher rental rates ($3.2 million) and reimbursements for real estate taxes ($0.9 million), partially offset by lower occupancy ($3.0 million) and higher reserves for uncollectible revenue ($0.8 million).
Real estate expenses from same-store properties increased by $0.1 million in 2012 primarily due to higher real estate taxes ($1.8 million) due to higher assessments across the portfolio, partially offset by lower utilities expenses ($1.1 million) caused by lower rates and usage and lower legal expenses ($0.5 million).

	December 31,
Occupancy	2012	2011
Same-store	89.6%	91.8%
Non-same-store	84.5%	92.3%
Total	88.9%	91.9%
Same-store occupancy decreased to 89.6% in 2012 from 91.8% in 2011, with the largest decrease in the office segment. Non-same-store occupancy increased to 84.5% in 2012 from 92.3% in 2011, driven by lower occupancy at Braddock Metro Center and Olney Village Center. During 2012, 58.3% of the commercial square footage expiring was renewed as compared to 58.5% in 2011, excluding properties sold or classified as held for sale. During 2012, we executed new leases (excluding properties classified as sold or held for sale) for 0.7 million commercial square feet at an average rental rate of $32.08 per square foot, an increase of 12.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $32.75 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Real Estate Rental Revenue
Same-store	$113,892	$116,449	$(2,557)	(2.2)%
Non-same-store(1)	33,509	16,884	16,625	98.5%
Total real estate rental revenue	$147,401	$133,333	$14,068	10.6%
Real Estate Expenses
Same-store	$40,583	$38,991	$1,592	4.1%
Non-same-store(1)	12,793	6,643	6,150	92.6%
Total real estate expenses	$53,376	$45,634	$7,742	17.0%
NOI
Same-store	$73,309	$77,458	$(4,149)	(5.4)%
Non-same-store(1)	20,716	10,241	10,475	102.3%
Total NOI	$94,025	$87,699	$6,326	7.2%

(1)	Non-same-store properties include:
2012 acquisition – Fairgate at Ballston
2011 acquisitions – 1140 Connecticut Avenue, 1227 25th Street, Braddock Metro Center and John Marshall II
Real estate rental revenue from same-store properties decreased by $2.6 million in 2012 primarily due to lower occupancy ($3.2 million), higher reserves for uncollectible revenue ($0.4 million) and higher rent abatements ($0.3 million), partially offset by higher rental rates ($1.0 million) and parking income ($0.4 million).
Real estate expenses from same-store properties increased by $1.6 million in 2012 primarily due to higher real estate taxes ($1.2 million) and lower recoveries of uncollectible receivables ($0.4 million).

	December 31,
Occupancy	2012	2011
Same-store	85.9%	89.4%
Non-same-store	82.7%	90.5%
Total	85.2%	89.6%
Same-store occupancy decreased to 85.9% in 2012 from 89.4% in 2011, primarily due to lower occupancy at 7900 Westpark Drive and 6110 Executive Boulevard. During 2012, 50.4% of the square footage that expired was renewed compared to 47.4% in 2011, excluding properties sold or classified as held for sale. During 2012, we executed new leases (excluding properties classified as sold or held for sale) for 0.5 million square feet of office space at an average rental rate of $35.50 per square foot, an increase of 13.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $42.41 per square foot.

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
Same-store occupancy decreased to 91.0% in 2012 from 92.7% in 2011, driven by lower occupancy at Concord Centre and Randolph Shopping Center, partially offset by higher occupancy at Frederick Crossing. Non-same-store occupancy dcreased to 94.0% from 100.0% due to lower occupancy at Olney Village Center. During 2012, 75.7% of the square footage that expired was renewed compared to 87.8% in 2011. During 2012, we executed new leases for 0.2 million square feet of retail space at an average rental rate of $23.99, an increase of 8.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $9.71 per square foot.

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
During 2014, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations. As of February 26, 2014, we had cash and cash equivalents of approximately $80.2 million and availability under our unsecured credit facilities of $500.0 million.

•
Funding dividends and distributions to our shareholders and unit holders (including any capital gain dividend requirement arising from our sale of the Medical Office Portfolio as described above under "Overview - Investment Activity.");

•
Approximately $70.0 - $75.0 million to invest in our existing portfolio of operating assets, including approximately $38.0 - $42.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $50.0 - $55.0 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2014, offset by proceeds from potential property dispositions.
We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements in 2014. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending needs which may limit growth. If capital were not available, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake redevelopment opportunities with respect to our existing portfolio of operating assets.

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

At December 31, 2013 and 2012, our debt was as follows (in thousands):

	December 31,
	2013	2012
Mortgage notes payable	$294,671	$342,970
Unsecured credit facilities	—	—
Unsecured notes payable	846,703	906,190
	$1,141,374	$1,249,160
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
Mortgage Debt
At December 31, 2013, our $294.7 million in mortgage notes payable, which includes $2.5 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 6.1% and had a weighted average maturity of 3.5 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

In January 2013, we extinguished without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.
In November 2013, we extinguished the remaining $2.2 million of principal on the mortgage note secured by Ashburn Farm Office Park with extinguishment costs of $0.5 million.
In November 2013, we extinguished the remaining $1.9 million of principal on the mortgage note secured by Ashburn Farm III Office Park with extinguishment costs of $0.4 million.
In November 2013, we extinguished the remaining $19.3 million of principal on the mortgage note secured by Woodholme Medical Office Center with extinguishment costs of $1.8 million.
Unsecured Credit Facilities
Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $500.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had no borrowings outstanding and no letters of credit issued as of December 31, 2013, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had no borrowings outstanding and no letters of credit issued as of December 31, 2013 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2013, we were in compliance with our loan covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants.

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

At December 31, 2013, our unsecured notes with maturities ranging from January 2014 through February 2028, were as follows (in thousands):

5.25% notes due 2014	$100,000
5.35% notes due 2015	150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
Total principal	850,000
Net unamortized discount	(3,297)
Total	$846,703
Our unsecured notes contain covenants with which we must comply, including:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2013, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.5 million shares were outstanding at December 31, 2013.

We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of December 31, 2013, we have not issued any common shares under this program.
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use the net proceeds under this program for general corporate purposes. We did not issue any shares under this program during 2013. During 2012, we issued 0.1 million common shares at a weighted average price of $29.67 per share, raising $1.3 million in net proceeds.

Preferred Equity

WRIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides WRIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2013, no shares of preferred stock had been authorized or issued.

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
Our dividend and distribution payments for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common dividends	$80,104	$97,734	$115,045
Noncontrolling interest distributions	—	—	2,488
	$80,104	$97,734	$117,533
Dividends paid during 2013 decreased from 2012 primarily due to a decrease in the quarterly dividend paid per share from $0.43375 to $0.30 during 2012.
Dividends paid during 2012 decreased from 2011 primarily due to a decrease in the dividend paid per share offset by a small increases in shares outstanding due to our dividend reinvestment program. The decrease in noncontrolling interests distributions reflects the sale of Northern Virginia Industrial Park.
Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. As of December 31, 2013, we had under development a mid-rise apartment property at 650 North Glebe Road in Arlington, VA and the renovation of our office building at 7900 Westpark Drive in McLean, Virginia.

Our total investment in 650 North Glebe Road is expected to be $49.9 million, including land costs and our partner's 10% share. We have secured debt financing totaling $33.0 million. As of December 31, 2013, we had invested $27.3 million in 650 North Glebe Road including land costs and we expect to fund approximately $20.6 million in 2014 on this project. We currently expect to complete this development project during the fourth quarter of 2014.

Our total investment in the renovation at 7900 Westpark Drive is expected to be $35.0 million. As of December 31, 2013, we had invested $3.6 million in the renovation at 7900 Westpark Drive and we expect to fund approximately $29.7 million in 2014 on this project. We currently expect to complete this development project during the first quarter of 2015.

As of December 31, 2013, we had invested $20.8 million (including land costs) in a potential high-rise multifamily property at 1225 First Street in Alexandria, Virginia. We have a 95% interest in this project. In the first quarter 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We will reassess this project on a periodic basis going forward.

There were no projects placed into service in the year ended December 31, 2013. As of December 31, 2013, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $51.4 million of total development/redevelopment spending during 2014.

We anticipate funding several major renovation projects in our portfolios during 2014, as follows (in thousands):

Office	$14,487
Retail	2,564
Multifamily	8,491
Total	$25,542

These projects include HVAC system upgrades, common area and unit renovations and hot water boilers at multifamily properties; HVAC upgrades, plaza waterproofing, lobby renovations and roof replacements at office properties; and façade renovations and roof repairs and replacements at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2013. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations
As of December 31, 2013, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,464,495	$159,567	$520,387	$95,360	$689,181
Purchase obligations(2)	11,354	3,782	7,572	—	—
Tenant-related capital(3)	17,784	17,784	—	—	—
Building capital(4)	11,494	11,494	—	—	—
Operating leases	14,847	318	814	520	13,195

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents electricity sales agreements with terms through 2016 and natural gas purchase agreements with terms through 2014.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2013.

(4)	Committed building capital additions based on contracts in place as of December 31, 2013.
We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $34.2 million in 2014. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2015.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2013 were as follows (in thousands):

	Year ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash provided by operating activities	$113,318	$131,448	$117,626	$(18,130)	$13,822
Cash provided by (used in) investing activities	189,848	(88,796)	61,098	278,644	(149,894)
Cash used in financing activities	(191,928)	(35,998)	(244,955)	(155,930)	208,957
The decrease in cash provided by operating activities in 2013 was primarily due to the loss of income from properties sold as part of the Medical Office Portfolio and higher interest payments. The increase in cash provided by operating activities in 2012 was primarily due to acquisitions made during 2011 and 2012.
Net cash provided by investing activities increased in 2013 due to the closing on Purchase and Sale Agreements I and II of the Medical Office Portfolio, partially offset by higher development spending. Net cash used in investing activities increased in 2012 due to the sale of the Industrial Portfolio in 2011, partially offset by a higher volume of acquisition activity in 2011.
The increase in cash used by financing activities in 2013 reflects the repayment of mortgage notes and our 5.125% unsecured notes. The decrease in cash used by financing activities in 2012 was primarily due the issuance of the 3.95% unsecured notes and the decrease of our quarterly dividend, partially offset by paying down the balances on our unsecured lines of credit. The increase in cash used by financing activities in 2011 reflects higher dividends and repayment of notes.
Capital Improvements and Development Costs

Our capital improvement and development costs for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Accretive capital improvements:
Acquisition related	$1,369	$3,718	$2,549
Expansions and major renovations	23,831	20,147	9,435
Development/redevelopment	15,826	6,494	25,929
Tenant improvements (including first generation leases)	21,746	18,333	13,350
Total accretive capital improvements (1)	62,772	48,692	51,263
Other capital improvements:	8,883	8,982	7,481
Total	$71,655	$57,674	$58,744
(1) We consider capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $1.2 million, $1.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and capitalized employee compensation in the amount of $1.7 million, $1.5 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Accretive Capital Improvements
Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2013 to Fairgate at Ballston, Braddock Metro Center, 1227 25th Street and 1140 Connecticut Avenue.
Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2013 included upgrades to heating/AC units and hallway renovations at The Kenmore; HVAC modifications, common area renovations and fitness center at 1600 Willson Boulevard; common area and lobby renovations at 6110 Executive Boulevard; façade renovations, elevator and HVAC upgrades at 2000 M Street; conference room, corridor and restroom renovations at West Gude; HVAC modifications at 1140 Connecticut Avenue; and unit renovations at Roosevelt Towers, Country Club and The Ashby at McLean.
Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development/Redevelopment costs in each of the years presented include costs associated with the ground up development of 1225 First Street and 650 North Glebe Road and redevelopment at 7900 Westpark Drive. We have temporarily suspended development at 1225 First Street.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Office(1)	$29.90	$27.20	$13.00
Retail	$7.05	$7.85	$7.07
(1) Excludes properties sold or classified as held for sale.

The $2.70 increase in 2013 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2013 requiring $5.9 million for tenant improvements at Braddock Metro Center for a new tenant.

The $14.20 increase in 2012 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2012 requiring $4.5 million in tenant improvements at 2000 M Street, Fairgate at Ballston and 1140 Connecticut Avenue.

The $0.80 decrease in 2013 and the $0.78 increase in 2012 in tenant improvement costs per square foot of retail space leased was due to a lease executed with a single tenant requiring $0.9 million in tenant improvements in 2012 at Gateway Overlook.

Tenant improvement costs for retail tenants are substantially lower than for office tenants because the improvements required for retail tenants tend to be substantially less extensive than for office tenants.
Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.1 million in 2013, averaging $971 per apartment for the 43% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties (aside from improvements related to apartment turnover), improvements include installation of new heating and air conditioning equipment, asphalt replacement, new signage, permanent landscaping, window replacements, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $12.3 million during 2013 to maintain the quality of our buildings.
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

	Year Ended December 31,
	2013		2012		2011
Earnings to fixed charges (1)	0.98		1.10		0.75
Debt service coverage	2.7	x	2.7	x	2.7	x
(1) Due to WRIT's losses from continuing operations during 2013 and 2011, the earnings to fixed charges ratio for each year was less than 1:1. WRIT must generate additional earnings of $1.4 million and $15.6 million in 2013 and 2011, respectively, to achieve a ratio of 1:1.
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

Our FFO and a reconciliation of FFO to net income for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to the controlling interests	$37,346	$23,708	$104,884
Adjustments:
Depreciation and amortization	85,740	85,107	74,403
Discontinued operations, net of amounts attributable to noncontrolling interests:
Depreciation and amortization	12,161	18,827	26,125
Gain on sale of real estate	(22,144)	(5,124)	(97,091)
Real estate impairment on depreciable real estate	—	—	599
Income tax expense (benefit)	—	—	1,138
FFO, as defined by NAREIT	$113,103	$122,518	$110,058
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
The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	$100,000	$150,000	$—	$—	$—	$600,000	$850,000	$856,171
Interest payments	$38,500	$31,863	$27,850	$27,850	$27,850	$106,588	$260,501
Interest rate on debt maturities	5.34%	5.45%	—%	—%	—%	4.73%	4.93%
Mortgages
Principal amortization (1) (30 year schedule)	$2,840	$3,017	$141,688	$104,369	$2,661	$42,625	$297,200	$313,476
Interest payments (2)	$16,805	$16,626	$12,058	$3,163	$2,513	$2,305	$53,470
Weighted average interest rate on principal amortization	5.26%	5.26%	5.55%	7.20%	5.07%	5.26%	6.08%
(1) Excludes net discounts of $2.5 million at December 31, 2013.
(2) Interest payments on our construction loan is based on LIBOR in effect on our borrowings outstanding at December 31, 2013.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 55 to 90 are incorporated herein by reference.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration (Principal Accounting Officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
See the Report of Management in Item 8 of this Form 10-K.
See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.
During the three months ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B:  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2014 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.writ.com.
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 11:  EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		$—	1,048,410
Equity compensation plans not approved by security holders	10,000	(1)	$33.09	—
Total	10,000		$33.09	1,048,410

(1)
We previously maintained a stock option plan for trustees which provided for the annual granting of 2,000 non-qualified stock options to trustees, the last of which were granted in 2004. This plan expired on December 15, 2007 and options may no longer be issued thereunder.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV
ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management’s Report on Internal Control Over Financial Reporting	52
	Report of Independent Registered Public Accounting Firm	53
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	54
	Consolidated Balance Sheets as of December 31, 2013 and 2012	55
	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	56
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	57
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	58
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	59
	Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	86
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	87
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
4.1	Indenture dated as of August 1, 1996 between WRIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003
4.4	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003
4.5	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005
4.6	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005
4.7	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005
4.8	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005
4.9	Supplemental Indenture by and between WRIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.10	Credit agreement dated June 29, 2007 by and among WRIT, as borrower, the financial institutions party thereto as lenders, and SunTrust Bank as agent	8-K	001-06622	4.1	7/6/2007
4.11	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.12	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.13	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between WRIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.14	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.15	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.16	Credit Agreement, dated as of July 1, 2011, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	7/6/2011
4.17	Second Amendment to Credit Agreement, dated as of December 23, 2011, with Suntrust Bank.	10-K	001-06622	4.21	2/27/2012
4.18	Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	5/18/2012
4.19	Amended and Restated Credit Agreement, dated as of June 25, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner, and SunTrust Bank, as administrative agent.	8-K	001-06622	4.1	6/27/2012
4.20	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.21	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001
10.2*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.4*	Description of WRIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005
10.5*	Description of WRIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005
10.6*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.7*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.8*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.9*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.10*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008
10.11*	Form of Indemnification Agreement by and between WRIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.12*	Long Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.28	2/26/2010
10.13*	Short Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.29	2/26/2010
10.14*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.15*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.16*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.17*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.18*	Amended and restated change in control agreement dated December 1, 2011 with William T. Camp	10-K	001-06622	10.32	2/27/2012
10.19*	Amended and restated change in control agreement dated December 1, 2011 with Laura M. Franklin	10-K	001-06622	10.33	2/27/2012
10.20*	Amended and restated change in control agreement dated December 1, 2011 with Thomas C. Morey	10-K	001-06622	10.34	2/27/2012
10.21*	Amended and restated change in control agreement dated December 1, 2011 with Thomas L. Regnell	10-K	001-06622	10.35	2/27/2012
10.22*	Amended and restated change in control agreement dated December 1, 2011 with James B. Cederdahl	10-K	001-06622	10.37	2/27/2012
10.23*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.24*	Separation Agreement and General Release between Michael S. Paukstitus and Washington Real Estate Investment Trust dated February 7, 2013	8-K	001-06622	10.1	2/13/2013
10.25	Sales Agency Financing Agreement, dated June 22, 2012 between WRIT and BNY Mellon Capital Markets, LLC	8-K	001-06622	1.1	6/22/2012
10.26*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.27*	Amended and restated change in control agreement dated February 27, 2013 with George F. McKenzie	10-K	001-06622	10.38	2/27/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.28*	Amended and restated change in control agreement dated February 27, 2013 with William T. Camp	10-K	001-06622	10.39	2/27/2013
10.29*	Amended and restated change in control agreement dated February 27, 2013 with Laura M. Franklin	10-K	001-06622	10.40	2/27/2013
10.30*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey	10-K	001-06622	10.41	2/27/2013
10.31*	Amended and restated change in control agreement dated February 26, 2013 with Thomas L. Regnell	10-K	001-06622	10.42	2/27/2013
10.32*	Amended and restated change in control agreement dated February 26, 2013 with James B. Cederdahl	10-K	001-06622	10.43	2/27/2013
10.33*	Change in control agreement dated February 26, 2013 with Paul S. Weinschenk	10-K	001-06622	10.44	2/27/2013
10.34*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.35*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.36*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.37*	Separation Agreement and General Release between George F. McKenzie and Washington Real Estate Investment Trust dated July 23, 2013	10-Q	001-06622	10.48	7/31/2013
10.38	Purchase and Sale Agreement, dated as of September 27, 2013, for 2440 M Street, Alexandria Professional Center, 8301 Arlington Boulevard, 6565 Arlington Boulevard, Ashburn Farm Office Park I, II and III, CentreMed I and II, Sterling Medical Office Building, 19500 at Riverside Office Park, Shady Grove Medical Village II, 9707 Medical Center Drive, 15001 and 15005 Shady Grove Road, Woodholme Center, and Woodholme Medical Office Building	8-K	001-06622	10.49	10/3/2013
10.39	Purchase and Sale Agreement, dated as of September 27, 2013, for 4661 Kenmore Avenue	8-K	001-06622	10.50	10/3/2013
10.40	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.51	10/3/2013
10.41	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.52	10/3/2013
10.42*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.43*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.44*	Change in control agreement dated October 1, 2013 with Paul T. McDermott					X
10.45*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014					X
10.46*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014					X
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration (Principal Accounting Officer) and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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
Date: March 3, 2014
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Nason*	Chairman, Trustee	March 3, 2014
Charles T. Nason

/s/ Paul T. McDermott	President, Chief Executive Officer and Trustee	March 3, 2014
Paul T. McDermott

/s/ William G. Byrnes*	Trustee	March 3, 2014
William G. Byrnes

/s/ Edward S. Civera*	Trustee	March 3, 2014
Edward S. Civera

/s/ John P. McDaniel*	Trustee	March 3, 2014
John P. McDaniel

/s/ Thomas Edgie Russell, III*	Trustee	March 3, 2014
Thomas Edgie Russell, III

/s/ Wendelin A. White*	Trustee	March 3, 2014
Wendelin A. White

/s/ Anthony L. Winns*	Trustee	March 3, 2014
Anthony L. Winns

/s/ William T. Camp	Executive Vice President and	March 3, 2014
William T. Camp	Chief Financial Officer
(Principal Financial Officer)

/s/ Laura M. Franklin	Executive Vice President Accounting,	March 3, 2014
Laura M. Franklin	Administration and Corporate Secretary
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
In connection with the preparation of WRIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of WRIT’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 COSO Framework). Management’s assessment included an evaluation of the design of WRIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2013, WRIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15(A). These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Washington Real Estate Trust and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2014

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2013	2012
Assets
Land	$426,575	$418,008
Income producing property	1,675,652	1,587,375
	2,102,227	2,005,383
Accumulated depreciation and amortization	(565,342)	(497,057)
Net income producing property	1,536,885	1,508,326
Properties under development or held for future development	61,315	45,270
Total real estate held for investment, net	1,598,200	1,553,596
Investment in real estate sold or held for sale, net	79,901	364,999
Cash and cash equivalents	130,343	19,105
Restricted cash	9,189	13,423
Rents and other receivables, net of allowance for doubtful accounts of $6,783 and $10,443, respectively	48,756	46,904
Prepaid expenses and other assets	105,004	107,303
Other assets related to properties sold or held for sale	4,100	19,046
Total assets	$1,975,493	$2,124,376
Liabilities
Notes payable	$846,703	$906,190
Mortgage notes payable	294,671	319,025
Lines of credit	—	—
Accounts payable and other liabilities	51,742	50,094
Advance rents	13,529	12,925
Tenant security deposits	7,869	7,642
Other liabilities related to properties sold or held for sale	1,533	32,357
Total liabilities	1,216,047	1,328,233
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,531 and 66,437 shares issued and outstanding at December 31, 2013 and 2012, respectively	665	664
Additional paid in capital	1,151,174	1,145,515
Distributions in excess of net income	(396,880)	(354,122)
Total shareholders’ equity	754,959	792,057
Noncontrolling interests in subsidiaries	4,487	4,086
Total equity	759,446	796,143
Total liabilities and shareholders’ equity	$1,975,493	$2,124,376
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
Revenue
Real estate rental revenue	$263,024	$254,794	$234,733
Expenses
Utilities	16,311	15,781	15,691
Real estate taxes	29,052	27,064	22,903
Repairs and maintenance	12,261	11,339	10,490
Property administration	10,155	9,248	8,430
Property management	8,255	8,503	7,272
Operating services and common area maintenance	13,469	12,358	11,804
Other real estate expenses	3,790	2,252	3,034
Depreciation and amortization	85,740	85,107	74,403
Acquisition costs	1,265	234	3,607
Real estate impairment	—	—	14,526
General and administrative	17,535	15,488	15,728
	197,833	187,374	187,888
Real estate operating income	65,191	67,420	46,845
Other income (expense)
Interest expense	(63,573)	(60,627)	(61,402)
Other income	926	975	1,144
Loss on extinguishment of debt	(2,737)	—	(976)
	(65,384)	(59,652)	(61,234)
(Loss) income from continuing operations	(193)	7,768	(14,389)
Discontinued operations:
Income from operations of properties sold or held for sale	15,395	10,816	23,414
Gain on sale of real estate	22,144	5,124	97,491
Income tax expense	—	—	(1,138)
Net income	37,346	23,708	105,378
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	(494)
Net income attributable to the controlling interests	37,346	23,708	104,884
Basic net (loss) income attributable to the controlling interests per share
Continuing operations	$—	$0.11	$(0.22)
Discontinued operations, including gain on sale of real estate	0.55	0.24	1.80
Net income attributable to the controlling interests per share	$0.55	$0.35	$1.58
Diluted net (loss) income attributable to the controlling interests per share
Continuing operations	$—	$0.11	$(0.22)
Discontinued operations, including gain on sale of real estate	0.55	0.24	1.80
Net income attributable to the controlling interests per share	$0.55	$0.35	$1.58
Weighted average shares outstanding – basic	66,580	66,239	65,982
Weighted average shares outstanding – diluted	66,580	66,376	65,982
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Net income	$37,346	$23,708	$105,378
Other comprehensive income:
Change in fair value of interest rate hedge	—	—	1,469
Comprehensive income	37,346	23,708	106,847
Less: Net income attributable to noncontrolling interests	—	—	(494)
Comprehensive income attributable to the controlling interests	$37,346	$23,708	$106,353

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2010	65,870	$659	$1,127,825	$(269,935)	$(1,469)	$857,080	$3,778	$860,858
Net income attributable to the controlling interests	—	—	—	104,884	—	104,884	—	104,884
Net income attributable to noncontrolling interests	—	—	—	—	—	—	494	494
Change in fair value of interest rate hedge	—	—	—	—	1,469	1,469	—	1,469
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,488)	(2,488)
Contributions from noncontrolling interest	—	—	—	—	—	—	2,004	2,004
Dividends	—	—	—	(115,045)	—	(115,045)		(115,045)
Shares issued under Dividend Reinvestment Program	170	2	5,041	—	—	5,043	—	5,043
Share options exercised	51	1	1,291	—	—	1,292	—	1,292
Share grants, net of share grant amortization and forfeitures	174	—	4,321	—	—	4,321	—	4,321
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$—	$859,044	$3,788	$862,832

Net income attributable to the controlling interests	—	—	—	23,708	—	23,708	—	23,708
Contributions from noncontrolling interest	—	—	—	—	—	—	298	298
Dividends	—	—	—	(97,734)	—	(97,734)	—	(97,734)
Shares issued under Dividend Reinvestment Program	55	1	1,315	—	—	1,316	—	1,316
Share options exercised	45	—	1,153	—	—	1,153	—	1,153
Share grants, net of share grant amortization and forfeitures	72	1	4,569	—	—	4,570	—	4,570
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$—	$792,057	$4,086	$796,143

Net income attributable to the controlling interests	—	—	—	37,346	—	37,346	—	37,346
Contributions from noncontrolling interest	—	—	—	—	—	—	401	401
Dividends	—	—	—	(80,104)	—	(80,104)	—	(80,104)
Share grants, net of share grant amortization and forfeitures	94	1	5,659	—	—	5,660	—	5,660
Balance, December 31, 2013	66,531	$665	$1,151,174	$(396,880)	$—	$754,959	$4,487	$759,446

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$37,346	$23,708	$105,378
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(22,144)	(5,124)	(97,491)
Depreciation and amortization, including amounts in discontinued operations	97,901	103,934	100,528
Provision for losses on accounts receivable	3,772	3,847	4,005
Real estate impairment, including amounts in discontinued operations	—	2,097	15,125
Share-based compensation expense	6,246	5,856	5,597
Amortization of debt premiums, discounts and related financing costs	4,158	3,867	3,194
Loss on extinguishment of debt, net	2,737	—	—
Changes in other assets	(10,591)	(8,458)	(16,416)
Changes in other liabilities	(6,107)	1,721	(2,294)
Net cash provided by operating activities	113,318	131,448	117,626
Cash flows from investing activities
Real estate acquisitions, net(1)	(48,200)	(52,142)	(281,701)
Capital improvements to real estate	(55,829)	(51,180)	(32,815)
Development in progress	(15,826)	(6,494)	(25,929)
Net cash received from sale of real estate	313,765	21,825	402,164
Real estate deposits, net	(3,900)	(250)	—
Non-real estate capital improvements	(162)	(555)	(621)
Net cash provided by (used in) investing activities	189,848	(88,796)	61,098
Cash flows from financing activities
Line of credit borrowings (repayments), net	—	(99,000)	(1,000)
Dividends paid	(80,104)	(97,734)	(115,045)
Net contributions from (distributions to) noncontrolling interests	401	298	(2,488)
Proceeds from dividend reinvestment program	—	1,316	5,043
Borrowing under construction loan	7,297	—	—
Principal payments – mortgage notes payable, including penalties for early extinguishment	(58,679)	(85,667)	(32,331)
Net proceeds from debt offering	—	298,314	—
Payment of financing costs	(843)	(4,678)	(3,905)
Notes payable repayments, including penalties for early extinguishment	(60,000)	(50,000)	(96,521)
Net proceeds from exercise of share options	—	1,153	1,292
Net cash used in financing activities	(191,928)	(35,998)	(244,955)
Net increase (decrease) in cash and cash equivalents	111,238	6,654	(66,231)
Cash and cash equivalents at beginning of year	19,105	12,451	78,682
Cash and cash equivalents at end of year	$130,343	$19,105	$12,451
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$62,744	$58,282	$63,916
Cash paid for income taxes	$54	$84	$725
Increase in accrued capital improvements and development costs	$(328)	$(2,128)	$(2,404)
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
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
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
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sale proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to WRIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the three years ended December 31, 2013, we sold the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
March 19, 2013	Atrium Building	Office	$3,195
November 2013	Medical Office Portfolio Transactions I & II (1)	Medical Office / Office	18,949
		Total 2013	$22,144

August 31, 2012	1700 Research Boulevard	Office	$3,724
December 20, 2012	Plumtree Medical Center	Medical Office	1,400
		Total 2012	$5,124

April 5, 2011	Dulles Station, Phase I	Office	$—
October - November 2011	Industrial Portfolio (2)	Office/Industrial	97,491
		Total 2011	$97,491
(1) 2440 M Street, 15001 Shady Grove Road, 15505 Shady Grove Road, 19500 at Riverside Park (formerly Lansdowne Medical Office Building), 9707 Medical Center Drive, CentreMed I and II, 8301 Arlington Boulevard, Sterling Medical Office Building, Shady Grove Medical Village II, Alexandria Professional Center, Ashburn Farm Office Park I, Ashburn Farm Office Park II, Ashburn Farm Office Park III, Woodholme Medical Office Building, two office properties (6565 Arlington Boulevard and Woodholme Center) and undeveloped land at 4661 Kenmore Avenue. Subsequent to the end of 2013, we closed on Transaction III, consisting of Woodburn Medical Park I and II, and Transaction IV, consisting of Prosperity Medical Center I, II and III (see note 17).

(2) The Industrial Portfolio consists of every property in our industrial segment and two office properties (the Crescent and Albemarle Point).
We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code. Section 1031 requires that we identify and close on the acquisition of replacement properties within limited time periods. We may not be able to identify and acquire appropriate replacement properties within the specified time periods. If we do not identify and acquire the replacement properties within the specified time periods, we would expect to recognize a taxable gain with respect to the sale of the Medical Office Portfolio. The amount of this taxable gain would depend upon the timing and size of the replacement property acquisitions and also our other results of operations, and it could be a material amount. If we recognize this taxable gain, we could be required to pay a significant portion of it as a special capital gain dividend to our shareholders or alternatively be subject to income taxes on the taxable gain.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of December 31, 2013, our TRS's had no net deferred tax assets and a net deferred tax liability of $0.6 million. As of December 31, 2012, our TRS's had no net deferred tax assets and a net deferred tax liability of $0.6 million. These are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.
During 2011, we settled on the sale of Dulles Station, Phase I, an office property held by one of our TRS's. After the application of available net operating loss carryforwards, we recognized $1.1 million in net federal and state income tax liabilities during 2011 in connection with the sale and operations of the entities.
Also during 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's (see note 3). The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.

The following is a breakdown of the taxable percentage of our dividends for the years ended December 31, 2013, 2012 and 2011,(unaudited):

	2013	2012	2011
Ordinary income	62%	72%	60%
Return of capital	38%	26%	17%
Qualified dividends	—%	—%	5%
Unrecaptured Section 1250 gain	—%	2%	13%
Capital gain	—%	—%	5%
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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
Our accounts receivable balances include $6.2 million and $6.9 million of notes receivable as of December 31, 2013 and 2012, respectively. Included in theses balances is a note receivable we acquired with the 2445 M Street acquisition in 2008.
Deferred Financing Costs
We capitalize and amortize external costs associated with the issuance or assumption of mortgages, notes payable and fees associated with the lines of credit using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt. We record the amortization of deferred financing costs as interest expense.

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
Real Estate and Depreciation
We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $63.4 million, $61.1 million, $55.1 million during the years ended December 31, 2013, 2012, 2011, respectively.
We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service. Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total interest expense from continuing operations	$64,809	$62,315	$62,140
Capitalized interest	1,236	1,688	738
Interest expense, net of capitalized interest	$63,573	$60,627	$61,402
We recognize impairment losses on long-lived assets used in operations and held for sale, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions (see note 3).
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
The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2013 and 2012.
We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed, else the related value is expensed at that time. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease, over its new, shorter term.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$47,697	$29,653	$18,044	$48,172	$23,719	$24,453
Leasing commissions/absorption costs	78,629	48,376	30,253	78,464	37,672	40,792
Net lease intangible assets	12,495	7,008	5,487	12,430	5,350	7,080
Net lease intangible liabilities	26,348	19,403	6,945	26,244	17,089	9,155
Below-market ground lease intangible asset	12,080	1,145	10,935	12,080	956	11,124
Amortization of these combined components from continuing operations for the three years ended December 31, 2013 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization	$17,290	$19,573	$13,704

Amortization of these combined components from continuing operations over the next five years is projected to be as follows (in thousands):

2014	$14,675
2015	11,886
2016	8,957
2017	5,830
2018	3,333
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and commercial paper with original maturities of 90 days or less. WRIT maintains cash deposits with financial institutions that at times exceeds applicable insurance limits. WRIT reduces this risk by maintaining such deposits with high quality financial institutions that management believe are credit-worthy.
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
Tax returns filed for 2009 through 2013 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
Reclassifications
Certain prior year amounts have been reclassified from continuing operations to discontinued operations to conform to the current year presentation (see note 3). In addition, we reclassified $0.3 million of real estate deposits from operating activities to investing activities in the consolidated statement of cash flows for the year ended December 31, 2012.

NOTE 3: REAL ESTATE
Continuing Operations
As of December 31, 2013 and 2012, our real estate investment portfolio, at cost, consists of properties as follows (in thousands):

	December 31,
	2013	2012
Office	$1,296,967	$1,261,534
Retail	415,899	411,948
Multifamily	389,361	331,901
	$2,102,227	$2,005,383
Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements.
As of December 31, 2013, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.
We had properties under development or held for development as of December 31, 2013. In the office segment, we had a redevelopment project to renovate 7900 Westpark Drive and land held for development at Dulles Station, Phase II. In the multifamily segment, we had land under development at 650 North Glebe Road and held for development at 1225 First Street.
The cost of our real estate portfolio under development or held for development as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Office	$12,175	$8,922
Retail	495	587
Multifamily	48,645	35,761
	$61,315	$45,270

Acquisitions

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We seek to upgrade our portfolio with acquisitions as opportunities arise. Properties and land for development acquired during the years ending December 31, 2013, 2012 and 2011 were as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
October 1, 2013	The Paramount (135 units)	Multifamily	N/A	$48,200
		Total 2013		$48,200

June 21, 2012	Fairgate at Ballston	Office	142,000	$52,250
		Total 2012	142,000	$52,250

January 11, 2011	1140 Connecticut Ave	Office	188,000	$80,250
March 30, 2011	1227 25th Street	Office	132,000	47,000
June 15, 2011	650 North Glebe Road (1)	Mutifamily	N/A	11,800
August 30, 2011	Olney Village Center	Retail	198,000	58,000
September 13, 2011	Braddock Metro Center	Office	351,000	101,000
September 15, 2011	John Marshall II	Office	223,000	73,500
November 23, 2011	1225 First Street (1)	Mutifamily	N/A	13,850
		Total 2011	1,092,000	$385,400
(1) Land for development. 650 North Glebe Road is currently under development and development has been suspended at 1225 First Street.

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2013 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Real estate rental revenue	$907	$3,358	$20,944
Net (loss) income	(105)	325	484
As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.
We have recorded the total purchase price of the above acquisitions as follows (in thousands):

	2013	2012	2011
Land	$8,568	$17,750	$90,896
Buildings	37,930	26,893	219,613
Tenant origination costs	32	3,100	15,667
Leasing commissions/absorption costs	943	4,172	29,719
Net lease intangible assets	102	508	6,805
Net lease intangible liabilities	(117)	(173)	(2,454)
Fair value of assumed mortgage	—	—	(78,500)
Furniture, fixtures & equipment	742	—	—
Total	$48,200	$52,250	$281,746

The weighted remaining average life for the 2013 acquisition components above, other than land and building, are 110 months for tenant origination costs, 22 months for leasing commissions/absorption costs, 81 months for net lease intangible assets and 88 months for net lease intangible liabilities.
The difference in the contract purchase price of $52.3 million for the 2012 acquisition and the cash paid for the acquisition per the consolidated statements of cash flows of $52.1 million is primarily related to credits received at settlement totaling $0.1 million.
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

Noncontrolling Interests in Subsidiaries
In August 2007, we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of WRIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase. In November 2013, 4661 Kenmore Avenue was sold as part of the Medical Office Portfolio (see "Discontinued Operations").

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million, and we secured third-party debt financing totaling $33.0 million (see note 4). WRIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. WRIT is the 95% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. In the first quarter of 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We continue to reassess this project on a periodic basis going forward.

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

We include the joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for development, consistent with other development activity. As of December 31, 2013 and 2012, the land and capitalized development costs were as follows (in thousands):

	December 31,
	2013	2012
650 North Glebe Road	$27,343	$15,646
1225 First Street	20,788	19,807

As of December 31, 2013 and 2012, the accounts payable and accrued liabilities related to the joint ventures were as follows (in thousands):

	December 31,
	2013	2012
650 North Glebe Road	$1,785	$115
1225 First Street	39	1,676

Discontinued Operations
We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet specified criteria (see "Discontinued Operations" in note 2). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.
In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard) for an aggregate purchase price of $500.8 million. The sale was structured as four transactions. Transactions I & II closed in November 2013. In January 2014, we closed on the remaining two transactions.

The impact of the sale on our medical office segment on revenues and net income is summarized as follows (in thousands, except per share data):

	December 31,
	2013	2012	2011
Real estate revenues	$41,012	$44,674	$44,431
Net income	14,044	8,128	10,393
Basic net income per share	0.21	0.12	0.16
Diluted net income per share	0.21	0.12	0.16
During 2011, we sold our industrial segment, the impact of the disposal on revenues and net income for the three years ended December 31, 2013 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Real estate revenues	$—	$—	$23,045
Net income	—	—	16,484
Basic net income per share	—	—	0.23
Diluted net income per share	—	—	0.23

We sold or classified as held for sale the following properties during the three years ended December 31, 2013:

Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II	Medical Office / Office	1,093,000	307,189	18,949
Medical Office Portfolio Transactions III & IV	Medical Office	427,000	193,561	N/A
	Total 2013	1,599,000	$516,500	$22,144

1700 Research Boulevard	Office	101,000	$14,250	$3,724
Plumtree Medical Center	Medical Office	33,000	8,750	1,400
	Total 2012	134,000	$23,000	$5,124

Industrial Portfolio	Industrial/Office	3,092,000	$350,900	$97,491
Dulles Station, Phase I	Office	180,000	58,800	—
	Total 2011	3,272,000	$409,700	$97,491

As of December 31, 2013 and 2012, investment in real estate for properties sold or held for sale were as follows (in thousands):

	December 31,
	2013	2012
Office	$—	$71,605
Medical office	125,967	406,874
Total	$125,967	$478,479
Less accumulated depreciation	(46,066)	(113,480)
Investment in real estate sold or held for sale, net	$79,901	$364,999

As of December 31, 2013 and 2012, liabilities related to properties sold or held for sale were as follows (in thousands):

	December 31,
	2013	2012
Mortgage notes payable	$—	$23,945
Other liabilities	1,533	8,412
Liabilities related to properties sold or held for sale	$1,533	$32,357

Income from operations of properties sold or held for sale for the three years ended December 31, 2013 was as follows (in thousands):

	December 31,
	2013	2012	2011
Revenues	$45,791	$54,344	$80,948
Property expenses	(17,039)	(18,273)	(25,265)
Real estate impairment	—	(2,097)	(599)
Depreciation and amortization	(12,161)	(18,827)	(26,125)
Interest expense	(1,196)	(4,331)	(5,545)
	$15,395	$10,816	$23,414

Income from operations of properties sold or held for sale by property for the three years ended December 31, 2013 was as follows (in thousands):

		Year Ending December 31,
Property	Segment	2013	2012	2011
Dulles Station, Phase I	Office	$—	$—	$(468)
Industrial Portfolio	Industrial/Office	—	—	10,621
1700 Research Boulevard	Office	—	225	651
Plumtree Medical Center	Medical Office	—	197	67
Atrium Building	Office	185	1,063	1,052
Medical Office Portfolio	Medical/Office	15,210	9,331	11,491
		$15,395	$10,816	$23,414

Real Estate Impairment
During the fourth quarter of 2012, we determined that the development of a medical office building at 4661 Kenmore Avenue in Alexandria, Virginia was no longer probable due to a change in corporate strategy. Due to this determination, we recognized in discontinued operations an impairment charge of $2.1 million during the fourth quarter of 2012 in order to reduce the carrying value of the land at 4661 Kenmore Avenue to its estimated fair value of $3.8 million. 4661 Kenmore Avenue was sold during 2013.
During the fourth quarter of 2011, we reviewed changes in market conditions, specifically higher vacancy and lower rental rates in the Washington metro region office market and other circumstances affecting the Herndon submarket, such as the increased uncertainty surrounding the timing of the completion of the second phase of the Dulles Metrorail project, and reassessed the likelihood that we would follow through on these development plans. Based upon the foregoing review and assessment, we determined that the development of the land at Dulles Station, Phase II was not probable under those market conditions. Due to this determination, we recognized in continuing operations a $14.5 million impairment charge during the fourth quarter of 2011 in order to reduce the carrying value of the land and garage at Dulles Station, Phase II to its fair value. In addition, we recognized in discontinued operations an impairment charge of $0.6 million at Dulles Station, Phase I, which was sold during 2011.
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

NOTE 4: MORTGAGE NOTES PAYABLE
As of December 31, 2013 and 2012, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2013	2012	Payoff Date/Maturity Date
650 North Glebe Road (3), (4)	2/21/2013	2.31%	$7,297	$—	2/21/2016
John Marshall II	9/15/2011	5.79%	$52,563	$53,274	5/5/2016
Olney Village Center	8/30/2011	4.94%	20,743	22,343	10/1/2023
Kenmore Apartments	2/2/2009	5.37%	34,937	35,535	3/1/2019
2445 M Street (4)	12/2/2008	7.25%	98,102	96,848	1/6/2017
3801 Connecticut Avenue, Walker House and Bethesda Hill (5)	5/29/2008	5.71%	81,029	81,029	6/1/2016
Ashburn Farm Office Park (6)	6/1/2007	5.56%	—	2,313	11/21/2013
Ashburn Farm III Office Park (7)	6/1/2007	5.69%	—	2,024	11/21/2013
Woodholme Medical Office Center (8)	6/1/2007	5.29%	—	19,608	11/22/2013
West Gude Drive (9)	8/25/2006	5.86%	—	29,996	1/11/2013
			$294,671	$342,970
(1) Each of these mortgages was assumed with the acquisition of the collateralized properties, except for the mortgage notes secured by 3801 Connecticut Avenue, Walker House, Bethesda Hill, Kenmore Apartments, and the construction loan secured by the development project at 650 North Glebe Road, which were originally executed by WRIT. We record mortgages assumed in an acquisition at fair value, and balances presented include any recorded premiums or discounts.
(2) Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.
(3) Interest rate on 650 North Glebe Road is variable, based on LIBOR plus 2.15%. The maturity date can be extended for up to two years, subject to fees and compliance with certain provisions in the loan agreement, until February 20, 2018.
(4) Interest only is payable monthly until the maturity date upon which all unpaid principal and interest are payable in full.
(5) Interest only is payable monthly until the maturity date, which can be extended for one year upon which the interest rate is reset on June 1, 2016. At maturity on June 1, 2017, all unpaid principal and interest are payable in full.
(6) In November 2013, we extinguished the remaining $2.2 million of principal on the mortgage note secured by Ashburn Farm Office Park with extinguishment costs of $0.5 million.
(7) In November 2013, we extinguished the remaining $1.9 million of principal on the mortgage note secured by Ashburn Farm III Office Park, with extinguishment costs of $0.4 million.
(8) In November 2013, we extinguished the remaining $19.3 million of principal on the mortgage note secured by Woodholme Medical Office Center, with extinguishment costs of $1.8 million.

(9) In January 2013, we extinguished without penalty the remaining $30.0 million of principal on the mortgage note secured by West Gude Drive.

The mortgage notes secured by Ashburn Farm Office Park I and II and Woodholme Medical Office Building are included in "Other liabilities related to properties sold or held for sale" on our consolidated balance sheets as of December 31, 2012, as the properties were sold in 2013.
Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $433.7 million and $510.0 million at December 31, 2013 and 2012, respectively.

Scheduled principal payments subsequent to December 31, 2013 are as follows (in thousands):

2014	$2,840
2015	3,017
2016	141,688
2017	104,369
2018	2,661
Thereafter	42,625
297,200
Net discounts/premiums	(2,529)
Total	$294,671
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of December 31, 2013, we maintained a $100.0 million unsecured line of credit maturing in June 2015 (“Credit Facility No. 1”) and a $400.0 million unsecured line of credit maturing in July 2016 (“Credit Facility No. 2”). Credit Facility No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at December 31, 2013 were as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	—	—
Letters of credit issued	—	—
Unused and available	$100,000	$400,000
We executed borrowings and repayments on the unsecured lines of credit during 2013 as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2012	$—	$—
Borrowings	100,000	60,000
Repayments	(100,000)	(60,000)
Balance at December 31, 2013	$—	$—

We made borrowings to pay off the West Gude mortgage note and our 5.125% unsecured notes, fund the acquisition of The Paramount and for general corporate purposes. We made repayments during the year ended December 31, 2013 using proceeds from the sale of The Atrium Building, the sale of the Medical Office Portfolio transactions I & II, and cash from operations.
Borrowings under Credit Facility No. 1 and No. 2 bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is 120 basis points for each facility.
All outstanding advances for Credit Facility No. 1 and No. 2 are due and payable upon maturity in June 2015 and July 2016, respectively. Credit Facility No. 1 and No. 2 may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. For the three years ended December 31, 2013, we recognized interest expense (excluding facility fees) as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Credit Facility No. 1	$281	$470	$355
Credit Facility No. 2	586	783	2,735

In addition, we pay a facility fee based on the credit rating of our publicly issued debt which as of December 31, 2013 equals 0.25%  per annum of the committed capacity of each facility, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the three years ended December 31, 2013, we incurred facility fees as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Credit Facility No. 1	$253	$175	$114
Credit Facility No. 2	1,014	887	658
Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2013 and 2012. Included in these covenants is the requirement to maintain a minimum level of net worth, as well as limits on our total liabilities, secured indebtedness and required debt service payments.
Information related to revolving credit facilities for the three years ended December 31, 2013 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2013	2012	2011
Total revolving credit facilities at December 31	$500,000	$500,000	$475,000
Borrowings outstanding at December 31	—	—	99,000
Weighted average daily borrowings during the year	61,548	108,589	160,090
Maximum daily borrowings during the year	135,000	242,000	281,000
Weighted average interest rate during the year	1.41%	1.15%	1.90%
Weighted average interest rate on borrowings outstanding at December 31	N/A	N/A	0.90%
NOTE 6: NOTES PAYABLE
Our unsecured notes outstanding as of December 31, 2013 were as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	5.25%	5.339%	$100,000	1/15/2014
10 Year Unsecured Notes	5.35%	5.359%	50,000	5/1/2015
10 Year Unsecured Notes	5.35%	5.490%	100,000	5/1/2015
10 Year Unsecured Notes	4.95%	5.053%	250,000	10/1/2020
10 Year Unsecured Notes	3.95%	4.018%	300,000	10/15/2022
30 Year Unsecured Notes	7.25%	7.360%	50,000	2/25/2028
Total principal			850,000
Net unamortized discount			(3,297)
Total			$846,703
(1) Yield on issuance date, including the effects of discounts on the notes.
(2) No principal amounts are due prior to maturity.
We extinguished the remaining $60.0 million of our 5.125% unsecured notes on their due date of March 15, 2013, using borrowings on our unsecured line of credit.
After December 31, 2013, we extinguished the remaining $100.0 million of our 5.25% unsecured notes on its maturity date.

The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2013 are as follows (in thousands):

2014	$100,000
2015	150,000
2016	—
2017	—
2018	—
Thereafter	600,000
$850,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2013. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.
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

The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one year period commencing on the January 1 following the end of the three-year performance period.

With respect to the 40% of the LTIP subject to market conditions, we recognize compensation expense ratably (over three years for the 50% unrestricted shares and over four years for the 50% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest. With respect to the 60% subjective portion of the LTIP, we recognized compensation expense for the 50% unrestricted shares on December 31, 2013 as the grant date occurred at the end of the three-year performance period. We will recognize compensation expense for the 50% restricted shares over the one-year vesting period commencing upon the grant date at the end of the three-year performance period.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the 40% of the LTIP subject to market conditions referenced above. The market condition performance measurement is the cumulative three-year total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of 20 peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to a peer companies, and uses random simulations that are based on past stock characteristics as well as income growth and other factors for WRIT and each of the peer companies. The assumptions used to value the 40% of the LTIP subject to market conditions were an expected volatility of 58.1%, a risk-free interest rate of 1.2% and an expected life of 3 and 4 years.  We based the expected volatility upon the historical volatility of our daily closing share price. The price at the grant date, February 17, 2011, was $30.91. We based the risk-free interest rate used on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period. The officers' total award opportunity under the LTIP stated as a percentage of base salary ranges from 65% to 150% at target level. The calculated grant date fair value as a percentage of base salary for the officers ranged from 79% to 185% for the 40% of the LTIP subject to market conditions.

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

Trustee Awards

We award share based compensation to our trustees on an annual basis in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $55,000 for each of the years ended December 31, 2013, 2012 and 2011.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for the three years ended December 31, 2013 for all share based awards, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$6,246	$5,856	$5,597

WRIT's prior chief executive officer ("Prior CEO") retired as of December 31, 2013. Under the terms of his separation agreement, all of the Prior CEO's unvested restricted shares and restricted share units under the STIP, LTIP, Prior LTIP and deferred compensation plans vested on December 31, 2013. The impact of this modification of the Prior CEO's awards was $1.0 million for the year ended December 31, 2013.
Restricted Share Awards
The activity for the three years ended December 31, 2013 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Year Ended December 31,
	2013		2012		2011
	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value	Shares	Wtd Avg Grant Fair Value
Vested at January 1	864,288	$29.65	652,803	$30.06	490,832	$30.20
Unvested at January 1	149,803	27.37	331,003	28.39	193,339	27.71
Granted	141,609	26.30	36,884	26.40	303,168	29.48
Vested during year	(158,657)	26.66	(211,485)	28.39	(161,971)	29.80
Forfeited	(2,940)	27.80	(6,599)	27.61	(3,533)	28.10
Unvested at December 31	129,815	27.06	149,803	27.37	331,003	28.39
Vested at December 31	1,022,945	29.19	864,288	29.65	652,803	30.06
The total fair value of share grants vested for the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $5.6 million and $4.9 million, respectively.
As of December 31, 2013, the total compensation cost related to non-vested share awards not yet recognized was $1.8 million, which we expect to recognize over a weighted average period of 21 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in February 2011 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,066	$1,066
Absolute TSR	365	365

The unamortized value of these awards with market conditions as of December 31, 2013 and 2012 was as follows (in thousands):

	December 31,
	2013		2012
	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$162	$—	$501	$338
Absolute TSR	55	—	172	116

Options
The previous option plans provided for the grant of qualified and non-qualified options. The last option awards to officers were in 2002, to non-officer key employees in 2003 and to trustees in 2004. Options granted under the plans were granted with exercise prices equal to the market price on the date of grant, vested 50% after year one and 50% after year two and expire ten years following the date of grant. Options granted to trustees were granted with exercise prices equal to the market price on the date of grant and were fully vested on the grant date. We accounted for option awards in accordance with ASC 718, and we have recognized no compensation cost for stock options.
The previously issued and currently outstanding and exercisable stock options for the three years ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013		2012		2011
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at January 1	38,119	$30.48	89,106	$27.69	145,950	$26.74
Granted	—	—	—	—	—	—
Exercised	—	—	(44,987)	25.61	(51,081)	25.29
Expired/Forfeited	(28,119)	29.55	(6,000)	25.61	(5,763)	24.85
Outstanding at December 31	10,000	33.09	38,119	30.48	89,106	27.69
Exercisable at December 31	10,000	33.09	38,119	30.48	89,106	27.69
The options outstanding at December 31, 2013 are all exercisable, have an exercise price of $33.09 and have a remaining contractual life of 1.0 years. The outstanding exercisable options at December 31, 2013 had no aggregate intrinsic value. The aggregate intrinsic value of options exercised was $0.1 million and $0.3 million in the years ended December 31, 2012 and 2011, respectively. There were no options forfeited in the years ended December 31, 2013, 2012 and 2011.
NOTE 8: OTHER BENEFIT PLANS
We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For the three years ended December 31, 2013, we made contributions to the 401(k) plan as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
401(k) plan contributions	$428	$467	$529

We have adopted non-qualified deferred compensation plans for the officers and members of the Board of Trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of WRIT. The deferred compensation liability at December 31, 2013 and 2012 was as follows (in thousands):

	December 31,
	2013	2012
Deferred compensation liability	$1,437	$1,314

We established a Supplemental Executive Retirement Plan (“SERP”) effective July 1, 2002 for the benefit of a former CEO. Under this plan, upon the former CEO's termination of employment from WRIT for any reason other than death, permanent and total disability, or discharge for cause, he is entitled to receive an annual benefit equal to his accrued benefit times his vested interest. We accounted for this plan in accordance with ASC 715-30, whereby we accrued benefit cost in an amount that resulted in an accrued balance at the end of the former CEO's employment in June 2007 which was not less than the present value of the estimated benefit payments to be made. At December 31, 2013 and 2012, the accrued benefit liability was $1.3 million and $1.4 million, respectively. For the three years ended December 31, 2013, we recognized current service cost as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Former CEO SERP current service cost	$99	$106	$113
We currently have an investment in corporate owned life insurance intended to meet the SERP benefit liability since the former CEO's retirement. Benefit payments to the prior CEO began in 2008.

In November 2005, the Board of Trustees approved the establishment of a SERP for the benefit of the officers, other than the former CEO. This is a defined contribution plan under which, upon a participant's termination of employment from WRIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2013 and 2012, the accrued benefit liability was $3.3 million and $2.3 million, respectively. For the three years ended December 31, 2013, we recognized current service cost as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Officer SERP current service cost	$325	$342	$334
NOTE 9: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at December 31, 2013 and 2012 that are recorded at fair value on a recurring basis are the assets held in the SERP. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013				December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$3,290	$—	$3,290	$—	$2,421	$—	$2,421	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2013 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2013.
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
As of December 31, 2013 and 2012, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents(1)	$130,343	$130,343	$19,324	$19,324
Restricted cash(1)	9,189	9,189	14,582	14,582
2445 M Street note receivable	6,070	6,803	6,617	6,654
Mortgage notes payable (1)	294,671	313,476	342,970	374,591
Notes payable	846,703	856,171	906,190	968,040
(1) Includes amounts that have been reclassified to "Other asset related to properties sold or held for sale" or "Other liabilities related to properties sold or held for sale" on the consolidated balance sheets (see note 3).
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
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units. We have a loss from continuing operations for the years ended December 31, 2013 and 2011, and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for these years.

The computation of basic and diluted earnings per share for the three years ended December 31, 2013 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
(Loss) income from continuing operations	$(193)	$7,768	$(14,389)
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	—	(191)	—
Adjusted (loss) income from continuing operations attributable to the controlling interests	(193)	7,577	(14,389)
Income from discontinued operations, including gain on sale of real estate, net of taxes	37,539	15,940	119,767
Net income attributable to noncontrolling interests	—	—	(494)
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	(415)	(391)	(712)
Adjusted income from discontinued operations attributable to the controlling interests	37,124	15,549	118,561
Adjusted net income attributable to the controlling interests	$36,931	$23,126	$104,172
Denominator:
Weighted average shares outstanding – basic	66,580	66,239	65,982
Effect of dilutive securities:
Employee stock options and restricted share awards	—	137	—
Weighted average shares outstanding – diluted	66,580	66,376	65,982

Earnings per common share, basic:
Continuing operations	$—	$0.11	$(0.22)
Discontinued operations	0.55	0.24	1.80
	$0.55	$0.35	$1.58
Earnings per common share, diluted:
Continuing operations	$—	$0.11	$(0.22)
Discontinued operations	0.55	0.24	1.80
	$0.55	$0.35	$1.58
NOTE 11: RENTALS UNDER OPERATING LEASES
As of December 31, 2013, non-cancelable commercial operating leases provide for minimum rental income from continuing operations were as follows (in thousands):

2014	$177,776
2015	155,154
2016	131,374
2017	111,883
2018	91,966
Thereafter	259,546
$927,699
Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.
Percentage rents from retail centers, based on a percentage of tenants’ gross sales, for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Percentage rents	$123	$150	$193
Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2013 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Reimbursement income	$26,822	$25,528	$21,877

NOTE 12: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2013, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects at 1225 First Street, 650 North Glebe Road and 7900 Westpark Drive.
Litigation
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.
Other
At December 31, 2013, we had no letters of credit issued under our line of credit facility.
NOTE 13: SEGMENT INFORMATION
We have four reportable segments: office, medical office, retail, and multifamily. Office buildings provide office space for various types of businesses and professions. Retail centers are typically neighborhood grocery store or drug store anchored retail centers. Multifamily properties provide rental housing for families throughout the Washington metropolitan area. Medical office buildings provide offices and facilities for a variety of medical services. We have executed purchase and sale agreements to effectuate the sale of our medical office segment, and have classified this segment as discontinued operations (see note 3).
Real estate rental revenue as a percentage of the total for each of the reportable operating segments in continuing operations for the three years ended December 31, 2013 was as follows:

	Year Ended December 31,
	2013	2012	2011
Office	58%	58%	57%
Retail	21%	21%	21%
Multifamily	21%	21%	22%
The percentage of total income producing real estate assets, at cost, for each of the reportable operating segments in continuing operations as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Office	62%	63%
Retail	20%	20%
Multifamily	18%	17%
The accounting policies of each of the segments are the same as those described in note 2.

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2013 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$152,339	$—	$56,189	$54,496	$—	$263,024
Real estate expenses	57,293	—	13,768	22,232	—	93,293
Net operating income	$95,046	$—	$42,421	$32,264	$—	$169,731
Depreciation and amortization						(85,740)
General and administrative						(17,535)
Acquisition costs						(1,265)
Interest expense						(63,573)
Other income						926
Gain (loss) on extinguishment of debt						(2,737)
Discontinued operations:
Income from properties sold or held for sale						15,395
Gain on sale of real estate						22,144
Net income						37,346
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$37,346
Capital expenditures	$37,777	$3,695	$4,204	$10,153	$162	$55,991
Total assets	$1,073,302	$84,001	$344,207	$309,117	$164,866	$1,975,493

	Year Ended December 31, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$147,401	$—	$54,506	$52,887	$—	$254,794
Real estate expenses	53,376	—	12,702	20,467	—	86,545
Net operating income	$94,025	$—	$41,804	$32,420	$—	$168,249
Depreciation and amortization						(85,107)
General and administrative						(15,488)
Acquisition costs						(234)
Interest expense						(60,627)
Other income						975
Discontinued operations:
Income from properties sold or held for sale						10,816
Gain on sale of real estate						5,124
Net income						23,708
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$23,708
Capital expenditures	$35,330	$7,004	$2,977	$5,869	$555	$51,735
Total assets	$1,140,046	$327,573	$355,585	$249,503	$51,669	$2,124,376

	Year Ended December 31, 2011
	Office	Medical Office	Retail	Multifamily	Industrial/Flex	Corporate and Other	Consolidated
Real estate rental revenue	$133,333	$—	$50,421	$50,979	$—	$—	$234,733
Real estate expenses	45,634	—	14,273	19,717	—	—	79,624
Net operating income	$87,699	$—	$36,148	$31,262	$—	$—	$155,109
Depreciation and amortization							(74,403)
General and administrative							(15,728)
Real estate impairment							(14,526)
Acquisition costs							(3,607)
Interest expense							(61,402)
Other income							1,144
Loss on extinguishment of debt							(976)
Discontinued operations:
Income from properties sold or held for sale							23,414
Gain on sale of real estate							97,491
Income tax expense							(1,138)
Net income							105,378
Less: Net income attributable to noncontrolling interests							(494)
Net income attributable to the controlling interests							$104,884
Capital expenditures	$21,065	$5,654	$2,922	$2,823	$351	$621	$33,436
Total assets	$1,118,074	$347,735	$365,164	$247,170	$—	$42,615	$2,120,758

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited financial data by quarter for each of the three months in the years ended December 31, 2013 and 2012 were as follows (in thousands, except for per share data):

	Quarter(1)(2)
	First	Second	Third	Fourth
2013
Real estate rental revenue	$64,560	$65,915	$65,828	$66,721
Income (loss) from continuing operations	$857	$1,538	$1,709	$(4,297)
Effect of disposal of medical office segment on net income	$2,821	$3,439	$3,820	$3,964
Net income	$7,335	$5,263	$5,840	$18,908
Net income attributable to the controlling interests	$7,335	$5,263	$5,840	$18,908
Income (loss) from continuing operations per share
Basic	$0.01	$0.02	$0.03	$(0.06)
Diluted	$0.01	$0.02	$0.03	$(0.06)
Net income per share
Basic	$0.11	$0.08	$0.09	$0.28
Diluted	$0.11	$0.08	$0.09	$0.28
2012
Real estate rental revenue	$62,590	$63,073	$64,471	$64,660
Income from continuing operations	$1,852	$2,928	$2,604	$384
Effect of disposal of medical office segment on net income	$2,623	$2,370	$2,462	$673
Net income	$5,181	$6,008	$9,561	$2,958	(3)
Net income attributable to the controlling interests	$5,181	$6,008	$9,561	$2,958
Income from continuing operations per share
Basic	$0.03	$0.04	$0.04	$0.01
Diluted	$0.03	$0.04	$0.04	$0.01
Net income per share
Basic	$0.08	$0.09	$0.14	$0.04
Diluted	$0.08	$0.09	$0.14	$0.04

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The prior quarter results have been restated to conform to the current quarter presentation. Specifically, results related to properties sold or held for sale have been reclassified into discontinued operations.

(3)	The three months ended December 31, 2012 includes the impact of real estate impairment of $2.1 million.

NOTE 15: SHAREHOLDERS' EQUITY

We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for general corporate purposes. As of December 31, 2013, we have not issued any common shares under this sales agency financing agreement.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We executed issuances under this program for the three years ended December 31, 2013 as follows (in thousands, except for weighted average issue price):

	Year Ended December 31,
	2013	2012	2011
Common shares issued	—	55	170
Weighted average issue price	$—	$29.67	$29.97
Net proceeds	$—	$1,315	$5,041
NOTE 16: DEFERRED COSTS

As of December 31, 2013 and 2012 deferred costs were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred financing costs	$17,842	$8,950	$8,892	$18,761	$8,162	$10,599
Deferred leasing costs	39,642	14,788	24,854	31,872	13,756	18,116
Deferred leasing incentives	7,143	2,417	4,726	5,847	1,448	4,399
Amortization and write-offs of deferred financing, leasing and leasing incentives costs from continuing operations for the three years ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deferred financing costs amortization	$2,550	$2,411	$2,194
Deferred leasing costs amortization	4,279	3,635	3,827
Deferred leasing incentives amortization	980	675	556
NOTE 17: SUBSEQUENT EVENTS

On January 21, 2014, we closed on Transaction III (for the sale of Woodburn Medical Park I and II) and Transaction IV (for the sale of Prosperity Medical Center I and II and III) of the Medical Office Portfolio sale for an aggregate sales price of $193.6 million (see note 3).
On February 21, 2014, we closed on the purchase of Yale West, a 216-unit residential building in Washington, DC, for $73.0 million. We assumed a $48.2 million mortgage and funded the remainder of the purchase price through proceeds from the Medical Office Portfolio sale.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts
2013	$10,443	$3,531	$(7,191)	$6,783
2012	$8,049	$3,811	$(1,417)	$10,443
2011	$6,210	$3,687	$(1,848)	$8,049
Valuation allowance for deferred tax assets
2013	$5,773	$—	$(32)	$5,741
2012	$5,651	$122	$—	$5,773
2011	$—	$5,651	$—	$5,651

SCHEDULE III

		Initial Cost (b)			Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2013			Accumulated Depreciation at December 31, 2013
Properties	Location	Land		Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000		$2,678,000	$9,715,000	$420,000	$12,393,000	$12,813,000	$8,905,000	1951	Jan 1963	179,000	307	30 years
Roosevelt Towers	Virginia	$336,000		$1,996,000	$10,995,000	$336,000	$12,991,000	$13,327,000	$7,719,000	1964	May 1965	170,000	191	40 years
Country Club Towers	Virginia	$299,000		$2,562,000	$15,088,000	$299,000	$17,650,000	$17,949,000	$10,252,000	1965	Jul 1969	159,000	227	35 years
Park Adams	Virginia	$287,000		$1,654,000	$9,808,000	$287,000	$11,462,000	$11,749,000	$7,856,000	1959	Jan 1969	173,000	200	35 years
Munson Hill Towers	Virginia	$322,000		$3,337,000	$15,359,000	$322,000	$18,696,000	$19,018,000	$13,331,000	1963	Jan 1970	258,000	279	33 years
The Ashby at McLean	Virginia	$4,356,000		$17,102,000	$16,156,000	$4,356,000	$33,258,000	$37,614,000	$19,402,000	1982	Aug 1996	274,000	256	30 years
Walker House Apartments (a)	Maryland	$2,851,000		$7,946,000	$6,827,000	$2,851,000	$14,773,000	$17,624,000	$9,101,000	1971	Mar 1996	157,000	212	30 years
Bethesda Hill Apartments (a)	Maryland	$3,900,000		$13,412,000	$12,116,000	$3,900,000	$25,528,000	$29,428,000	$14,758,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	$2,861,000		$917,000	$79,425,000	$4,774,000	$78,429,000	$83,203,000	$23,117,000	2007	Feb 2001	214,000	224	28 years
The Clayborne	Virginia	$269,000		$—	$30,527,000	$699,000	$30,097,000	$30,796,000	$10,245,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	$28,222,000		$33,955,000	$6,776,000	$28,222,000	$40,731,000	$68,953,000	$7,219,000	1948	Sep 2008	268,000	374	30 years
650 N. Glebe Rd (g)	Virginia	$12,787,000		$—	$14,556,000	$27,343,000	$—	$27,343,000	$—	N/A	Jun 2011	—	—	N/A
1225 First Street (g)	Virginia	$14,046,000		$—	$6,742,000	$20,788,000	$—	$20,788,000	$—	N/A	Nov 2011	—	—	N/A
The Paramount	Virginia	8,568,000	3,871,600	38,716,000	119,000	8,568,000	38,835,000	47,403,000	366,000	1984	Oct 2013	141,000	135	30 years
		$79,524,000		$124,275,000	$234,209,000	$103,165,000	$334,843,000	$438,008,000	$132,271,000			2,278,000	2,674
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000		$3,481,000	$15,955,000	$892,000	$19,436,000	$20,328,000	$14,068,000	1960	May 1977	101,000		28 years
51 Monroe Street	Maryland	$840,000		$10,869,000	$26,553,000	$840,000	$37,422,000	$38,262,000	$26,144,000	1975	Aug 1979	222,000		41 years
515 King Street	Virginia	$4,102,000		$3,931,000	$5,494,000	$4,102,000	$9,425,000	$13,527,000	$4,989,000	1966	Jul 1992	75,000		50 years
6110 Executive Boulevard	Maryland	$4,621,000		$11,926,000	$15,144,000	$4,621,000	$27,070,000	$31,691,000	$16,490,000	1971	Jan 1995	203,000		30 years
1220 19th Street	Washington, DC	$7,803,000		$11,366,000	$10,612,000	$7,803,000	$21,978,000	$29,781,000	$11,233,000	1976	Nov 1995	104,000		30 years
1600 Wilson Boulevard	Virginia	$6,661,000		$16,742,000	$20,384,000	$6,661,000	$37,126,000	$43,787,000	$16,668,000	1973	Oct 1997	168,000		30 years
7900 Westpark Drive (f)	Virginia	$12,049,000		$71,825,000	$40,805,000	$12,049,000	$112,630,000	$124,679,000	$60,969,000	1972	Nov 1997	530,000		30 years
600 Jefferson Plaza	Maryland	$2,296,000		$12,188,000	$6,199,000	$2,296,000	$18,387,000	$20,683,000	$8,988,000	1985	May 1999	113,000		30 years
Wayne Plaza	Maryland	$1,564,000		$6,243,000	$8,431,000	$1,564,000	$14,674,000	$16,238,000	$7,281,000	1970	May 2000	96,000		30 years
Courthouse Square	Virginia	$—		$17,096,000	$7,441,000	$—	$24,537,000	$24,537,000	$10,899,000	1979	Oct 2000	115,000		30 years
One Central Plaza	Maryland	$5,480,000		$39,107,000	$16,750,000	$5,480,000	$55,857,000	$61,337,000	$26,059,000	1974	Apr 2001	267,000		30 years
1776 G Street	Washington, DC	$31,500,000		$54,327,000	$4,865,000	$31,500,000	$59,192,000	$90,692,000	$23,247,000	1979	Aug 2003	263,000		30 years
Dulles Station II (f)	Virginia	$15,001,000		$494,000	$(3,425,000)	$4,130,000	$7,940,000	$12,070,000	$291,000	n/a	Dec 2005	—		n/a
West Gude	Maryland	$11,580,000		$43,240,000	$10,876,000	$11,580,000	$54,116,000	$65,696,000	$15,195,000	1984	Aug 2006	277,000		30 years
Monument II	Virginia	$10,244,000		$65,205,000	$4,733,000	$10,244,000	$69,938,000	$80,182,000	$17,810,000	2000	Mar 2007	207,000		30 years
2000 M Street	Washington, DC	$—		$61,101,000	$20,866,000	$—	$81,967,000	$81,967,000	$17,061,000	1971	Dec 2007	230,000		30 years
2445 M Street (a)	Washington, DC	$46,887,000		$106,743,000	$3,060,000	$46,887,000	$109,803,000	$156,690,000	$22,179,000	1986	Dec 2008	290,000		30 years
925 Corporate Drive	Virginia	$4,518,000		$24,801,000	$428,000	$4,518,000	$25,229,000	$29,747,000	$5,100,000	2007	Jun 2010	134,000		30 years
1000 Corporate Drive	Virginia	$4,897,000		$25,376,000	$(129,000)	$4,897,000	$25,247,000	$30,144,000	$5,217,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue	Washington, DC	$25,226,000		$50,495,000	$8,124,000	$25,226,000	$58,619,000	$83,845,000	$7,425,000	1966	Jan 2011	184,000		30 years
1227 25th Street	Washington, DC	$17,505,000		$21,319,000	$2,339,000	$17,505,000	$23,658,000	$41,163,000	$3,158,000	1988	Mar 2011	132,000		30 years
Braddock Metro Center	Virginia	$18,817,000		$71,250,000	$5,564,000	$18,817,000	$76,814,000	$95,631,000	$8,542,000	1985	Sep 2011	345,000		30 years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2013			Accumulated Depreciation at December 31, 2013
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
John Marshall II (a)	Virginia	$13,490,000	$53,024,000	$173,000	$13,490,000	$53,197,000	$66,687,000	$5,071,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	$17,750,000	$29,885,000	$2,137,000	$17,750,000	$32,022,000	$49,772,000	$2,524,000	1988	Jun 2012	142,000		30 years
		$263,723,000	$812,034,000	$233,379,000	$252,852,000	$1,056,284,000	$1,309,136,000	$336,608,000			4,557,000

Medical Office
Woodburn Medical Park I	Virginia	$2,563,000	$12,460,000	$4,393,000	$2,563,000	$16,853,000	$19,416,000	$8,620,000	1984	Nov 1998	77,000	30 years
Woodburn Medical Park II	Virginia	$2,632,000	$17,574,000	$4,366,000	$2,632,000	$21,940,000	$24,572,000	$10,901,000	1988	Nov 1998	97,000	30 years
Prosperity Medical Center I	Virginia	$2,071,000	$26,317,000	$1,335,000	$2,071,000	$27,652,000	$29,723,000	$9,733,000	2000	Oct 2003	91,000	30 years
Prosperity Medical Center II	Virginia	$1,598,000	$25,850,000	$1,521,000	$1,598,000	$27,371,000	$28,969,000	$9,474,000	2001	Oct 2003	87,000	30 years
Prosperity Medical Center III	Virginia	$2,819,000	$19,680,000	$788,000	$2,819,000	$20,468,000	$23,287,000	$7,338,000	2002	Oct 2003	75,000	30 years
		$11,683,000	$101,881,000	$12,403,000	$11,683,000	$114,284,000	$125,967,000	$46,066,000			427,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$238,000	$415,000	$1,322,000	$1,737,000	$1,184,000	1962	Jul 1963	51,000	50 years
Westminster	Maryland	$519,000	$1,775,000	$9,171,000	$519,000	$10,946,000	$11,465,000	$6,534,000	1969	Sep 1972	150,000	37 years
Concord Centre	Virginia	$413,000	$850,000	$3,511,000	$413,000	$4,361,000	$4,774,000	$2,966,000	1960	Dec 1973	76,000	33 years
Wheaton Park	Maryland	$796,000	$857,000	$4,455,000	$796,000	$5,312,000	$6,108,000	$3,364,000	1967	Sep 1977	74,000	50 years
Bradlee Shopping Center	Virginia	$4,152,000	$5,383,000	$8,261,000	$4,152,000	$13,644,000	$17,796,000	$9,639,000	1955	Dec 1984	168,000	40 years
Chevy Chase Metro Plaza	Washington, DC	$1,549,000	$4,304,000	$5,366,000	$1,549,000	$9,670,000	$11,219,000	$6,012,000	1975	Sep 1985	49,000	50 years
Montgomery Village Center	Maryland	$11,625,000	$9,105,000	$3,252,000	$11,625,000	$12,357,000	$23,982,000	$5,502,000	1969	Dec 1992	197,000	50 years
Shoppes of Foxchase	Virginia	$5,838,000	$2,979,000	$13,245,000	$5,838,000	$16,224,000	$22,062,000	$5,419,000	1960	Jun 1994	134,000	50 years
Frederick County Square	Maryland	$6,561,000	$6,830,000	$4,105,000	$6,561,000	$10,935,000	$17,496,000	$6,381,000	1973	Aug 1995	227,000	30 years
800 S. Washington Street	Virginia	$2,904,000	$5,489,000	$5,999,000	$2,904,000	$11,488,000	$14,392,000	$4,106,000	1951	Jun 1998	47,000	30 years
Centre at Hagerstown .	Maryland	$13,029,000	$25,415,000	$2,306,000	$13,029,000	$27,721,000	$40,750,000	$10,836,000	2000	Jun 2002	332,000	30 years
Frederick Crossing	Maryland	$12,759,000	$35,477,000	$2,206,000	$12,759,000	$37,683,000	$50,442,000	$11,701,000	1999	Mar 2005	295,000	30 years
Randolph Shopping Center	Maryland	$4,928,000	$13,025,000	$727,000	$4,928,000	$13,752,000	$18,680,000	$3,848,000	1972	May 2006	82,000	30 years
Montrose Shopping Center	Maryland	$11,612,000	$22,410,000	$2,545,000	$11,612,000	$24,955,000	$36,567,000	$6,934,000	1970	May 2006	145,000	30 years
Gateway Overlook	Maryland	$28,816,000	$52,249,000	$1,240,000	$29,394,000	$52,911,000	$82,305,000	$8,328,000	2007	Dec 2010	223,000	30 years
Olney Village Center (a)	Maryland	$15,842,000	$39,133,000	$1,648,000	$15,842,000	$40,781,000	$56,623,000	$3,709,000	1979	Aug 2011	199,000	30 years
		$121,758,000	$226,365,000	$68,275,000	$122,336,000	$294,062,000	$416,398,000	$96,463,000			2,449,000

Total	$476,688,000	1,264,555,000	$548,266,000	$490,036,000	$1,799,473,000	$2,289,509,000	$611,408,000	9,711,000	2,674

a) At December 31, 2013, our properties were encumbered by non-recourse mortgage amounts as follows: $35.4 million on 3801 Connecticut Avenue, $16.5 million on Walker House, $29.1 million on Bethesda Hill, $34.9 million on The Kenmore, $98.1 million on 2445 M Street, $52.6 million on John Marshall II, and $20.7 million on Olney Village Center.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2013, total land, buildings and improvements are carried at $1,939.3 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2013, WRIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station, Phase II). The total land value not yet placed in service of the development project at December 31, 2013 was $3.6 million. $0.5 million of Dulles Station, Phase II land was placed into service upon the completion of a portion of the parking garage structure. Additionally, WRIT had investments in various smaller development or redevelopment projects, including 7900 Westpark Drive. The total value of this redevelopment not yet placed in service is $3.3 million at December 31, 2013.

g) As of December 31, 2013, WRIT had under development via joint venture arrangements, a mid-rise multifamily property in Arlington, Virginia (650 North Glebe) and a high-rise multifamily property in Alexandria, Virginia (1225 First Street). The value not yet placed into service of these development projects via joint venture arrangements at December 31, 2013 was $48.1 million. 650 North Glebe was encumbered by a construction loan with a $7.3 million balance at December 31, 2013.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)
The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2013 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Real estate assets
Balance, beginning of period	$2,529,131	$2,449,872	$2,443,127
Additions:
Property acquisitions (1)	47,444	47,772	352,658
Improvements (1)	71,127	59,664	36,386
Deductions:
Impairment write-down	—	(2,097)	(16,416)
Write-off of disposed assets	(2,017)	(1,450)	(1,648)
Property sales	(356,176)	(24,630)	(364,235)
Balance, end of period	$2,289,509	$2,529,131	$2,449,872
Accumulated depreciation
Balance, beginning of period	$610,536	$535,732	$538,786
Additions:
Depreciation	80,510	84,949	84,167
Deductions:
Impairment write-down	—	—	(1,291)
Write-off of disposed assets	(1,404)	(1,124)	(1,648)
Property sales	(78,234)	(9,021)	(84,282)
Balance, end of period	$611,408	$610,536	$535,732

(1) Includes non-cash accruals for capital items and assumed mortgages.