Form 10-Q
period 2014-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2014-05-08
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of May 5, 2014, 66,630,035 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Shareholders' Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2013 included in Washington Real Estate Investment Trust’s 2013 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Land	$472,056	$426,575
Income producing property	1,784,850	1,675,652
	2,256,906	2,102,227
Accumulated depreciation and amortization	(581,644)	(565,342)
Net income producing property	1,675,262	1,536,885
Properties under development or held for future development	68,963	61,315
Total real estate held for investment, net	1,744,225	1,598,200
Investment in real estate sold or held for sale, net	—	79,901
Cash and cash equivalents	62,080	130,343
Restricted cash	107,039	9,189
Rents and other receivables, net of allowance for doubtful accounts of $5,719 and $6,783, respectively	52,736	48,756
Prepaid expenses and other assets	109,092	105,004
Other assets related to properties sold or held for sale	—	4,100
Total assets	$2,075,172	$1,975,493
Liabilities
Notes payable	$746,830	$846,703
Mortgage notes payable	404,359	294,671
Lines of credit	—	—
Accounts payable and other liabilities	56,804	51,742
Advance rents	14,688	13,529
Tenant security deposits	8,402	7,869
Liabilities related to properties sold or held for sale	—	1,533
Total liabilities	1,231,083	1,216,047
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,630 and 66,531 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	666	665
Additional paid in capital	1,151,353	1,151,174
Distributions in excess of net income	(312,417)	(396,880)
Total shareholders’ equity	839,602	754,959
Noncontrolling interests in subsidiaries	4,487	4,487
Total equity	844,089	759,446
Total liabilities and equity	$2,075,172	$1,975,493

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenue
Real estate rental revenue	$68,611	$64,560
Expenses
Real estate expenses	26,342	22,554
Depreciation and amortization	22,753	21,123
Acquisition costs	3,045	213
General and administrative	4,429	3,862
	56,569	47,752
Real estate operating income	12,042	16,808
Other income (expense)
Interest expense	(14,530)	(16,190)
Other income	223	239
	(14,307)	(15,951)
(Loss) income from continuing operations	(2,265)	857
Discontinued operations:
Income from operations of properties sold or held for sale	546	3,283
Gain on sale of real estate	106,273	3,195
Net income	104,554	7,335
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—
Net income attributable to the controlling interests	$104,554	$7,335
Basic net income per share:
Continuing operations	$(0.04)	$0.01
Discontinued operations	1.60	0.10
Net income per share	$1.56	$0.11
Diluted net income per share:
Continuing operations	$(0.04)	$0.01
Discontinued operations	1.60	0.10
Net income per share	$1.56	$0.11
Weighted average shares outstanding – basic	66,701	66,393
Weighted average shares outstanding – diluted	66,701	66,519
Dividends declared per share	$0.3000	$0.3000

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	66,531	$665	$1,151,174	$(396,880)	$754,959	$4,487	$759,446
Net income attributable to the controlling interests	—	—	—	104,554	104,554	—	104,554
Dividends	—	—	—	(20,091)	(20,091)	—	(20,091)
Share grants, net of share grant amortization and forfeitures	99	1	179	—	180	—	180
Balance, March 31, 2014	66,630	$666	$1,151,353	$(312,417)	$839,602	$4,487	$844,089

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$104,554	$7,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	22,753	25,524
Provision for losses on accounts receivable	568	1,566
Gain on sale of real estate	(106,273)	(3,195)
Amortization of share grants, net	1,058	1,026
Amortization of debt premiums, discounts and related financing costs	937	1,016
Changes in operating other assets	(3,152)	(628)
Changes in operating other liabilities	2,040	4,260
Net cash provided by operating activities	22,485	36,904
Cash flows from investing activities
Real estate acquisitions, net	(48,051)	—
Net cash received for sale of real estate	189,386	15,161
Net proceeds from the sale of real estate placed in exchange escrow	(96,610)	—
Capital improvements to real estate	(10,369)	(10,202)
Development in progress	(4,203)	(3,788)
Real estate deposits, net	(2,500)	—
Non-real estate capital improvements	(17)	(7)
Net cash provided by investing activities	27,636	1,164
Cash flows from financing activities
Line of credit borrowings, net	—	70,000
Dividends paid	(20,091)	(20,034)
Net contributions from noncontrolling interests	—	213
Payment of financing costs	(660)	—
Principal payments – mortgage notes payable	(830)	(30,828)
Borrowings under construction loan	3,197	—
Notes payable repayments	(100,000)	(60,000)
Net cash used in financing activities	(118,384)	(40,649)
Net decrease in cash and cash equivalents	(68,263)	(2,581)
Cash and cash equivalents at beginning of period	130,343	19,324
Cash and cash equivalents at end of period	$62,080	$16,743
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,970	$10,684
Cash paid for income taxes, net of refund	$71	$4
Decrease (increase) in accrued capital improvements and development costs	$2,616	$(554)
Mortgage notes payable assumed in connection with the acquisition of real estate	$100,861	$—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS
Washington Real Estate Investment Trust (“Washington REIT”), a Maryland real estate investment trust, is a self-administered, self-managed equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers.
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to Washington REIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the first quarter of 2014, we closed on Transactions III (for the sale of Woodburn Medical Park I and II) and IV (for the sale of Prosperity Medical Center I, II and III) of the Medical Office Portfolio sale for an aggregate contract sales price of $193.6 million. We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code. The remaining sales proceeds designated for Section 1031 exchanges as of March 31, 2014 are reported as restricted cash on our consolidated balance sheets.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates or as calculated under the alternative minimum tax, as appropriate. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three months ended March 31, 2014 and 2013.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Significant Accounting Policies
We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Specifically, under this ASU only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. The primary impact of this ASU is that we are no longer required to report the disposal of every operating property in discontinued operations. Adoption of this ASU is required for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted this ASU effective for the first quarter of 2014.

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the consolidated accounts of Washington REIT, our majority-owned subsidiaries and entities in which Washington REIT has a controlling interest, including where Washington REIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.
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

In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Within these notes to the financial statements, we refer to the three months ended March 31, 2014 and March 31, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively.
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
NOTE 3: REAL ESTATE

Acquisitions

Washington REIT acquired the following properties during the 2014 Quarter:

			Rentable	Contract Purchase Price
Acquisition Date	Property Name	Type	Square Feet	(in thousands)
February 21, 2014	Yale West (216 units)	Multifamily	N/A	$73,000
March 26, 2014	The Army Navy Club Building	Office	108,000	79,000
			108,000	$152,000

The results of operations from the acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our 2014 acquisitions are as follows (amounts in thousands):

Three Months Ended March 31, 2014
Real estate revenues	$757
Net loss	(815)

We record the acquired physical assets (land, building and tenant improvements), and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.

We have recorded the total purchase price of the above acquisitions as follows (in thousands):

Land	$45,481
Buildings	96,816
Tenant origination costs	3,856
Leasing commissions/absorption costs	7,335
Net lease intangible assets	3,499
Net lease intangible liabilities	(54)
Fair value of assumed mortgages	(107,125)
Furniture fixtures and equipment	932
Total	$50,740

The weighted remaining average life for the 2014 acquisition components above, other than land and building, are 85 months for tenant origination costs, 54 months for leasing commissions/absorption costs, 89 months for net lease intangible assets and 211 months for net lease intangible liabilities.
The difference in the total contract purchase price of $152.0 million for the 2014 acquisitions and the acquisition cost per the consolidated statement of cash flows of $48.1 million is primarily due to the assumption of two mortgage notes secured by Yale West and The Army Navy Club Building for an aggregate $100.9 million and the payment of a $3.6 million deposit for Yale West in 2013.

The following unaudited pro-forma combined condensed statements of operations are for the 2014 and 2013 Quarters as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the 2014 and 2013 Quarters. The unaudited data presented is in thousands, except per share data.

	Three Months Ended March 31,
	2014	2013
Real estate revenues	$70,921	$67,627
Loss from continuing operations	(3,329)	(934)
Net income	103,490	5,543
Diluted earnings per share	1.55	0.08
Redevelopment
In the office segment, we have an active redevelopment project to renovate 7900 Westpark Drive. Our total investment in the renovation at 7900 Westpark Drive is expected to be $35.0 million. As of March 31, 2014 and December 31, 2013, we had invested $6.9 million and $3.6 million, respectively, in the renovation.

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million. During the first quarter of 2013, we secured third-party debt financing for approximately 70% of the project's cost. Washington REIT is the 90% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street (formerly 1219 First Street) in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million, with approximately 70% of the project financed with debt. Washington REIT is the 95% owner of the joint venture and will have management and leasing responsibilities if the project is completed and stabilized. The real estate development company owns 5% of the joint venture and is responsible for the development and construction of the property. In the first quarter of 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We continue to reassess this project on a periodic basis going forward.

We have determined that the 650 North Glebe Road and 1225 First Street joint ventures are variable interest entities (“VIE's”) primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs for each project would be financed through debt. We have also determined that Washington REIT is the primary beneficiary of each VIE due to the fact that Washington REIT is providing 90% to 95% of the equity contributions and will manage each property after stabilization.

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of March 31, 2014 and December 31, 2013, the land and capitalized development costs are as follows (in thousands):

	March 31, 2014	December 31, 2013
650 North Glebe	$31,747	$27,343
1225 First Street	20,793	20,788

As of March 31, 2014 and December 31, 2013, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	March 31, 2014	December 31, 2013
650 North Glebe	$2,494	$1,785
1225 First Street	94	39

On February 21, 2013, Washington REIT, through its consolidated joint venture to develop a mid-rise multifamily property at 650 North Glebe Road, entered into a construction loan agreement with Citizens Bank for $33.0 million. The loan bears interest at LIBOR plus 2.15%, which decreases to LIBOR plus 2.0% upon completion of construction and the joint venture not being in default. The loan matures on February 21, 2016, with two one year extension options exercisable by the joint venture, subject to fees and compliance with certain provisions in the loan agreement. As of March 31, 2014, the consolidated joint venture had $10.5 million outstanding on this construction loan agreement.

Discontinued Operations

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Properties are considered held for sale when they meet the criteria specified (see "Discontinued Operations" in note 2 of the consolidated financial statements included in Washington REIT's Annual Report on Form 10-K for the year ended December 31, 2013). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard) for an aggregate purchase price of $500.8 million. The sale was structured as four transactions. Transactions I and II closed in November 2013 and Transactions III and IV closed in January 2014.

The results of our medical office segment are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Real estate revenues	$892	$11,028
Net income	546	2,821
Basic net income per share	0.01	0.04
Diluted net income per share	0.01	0.04

We sold the following properties in 2014 and 2013:

Property Name	Segment	Rentable Square Feet	Contract Purchase Price (In thousands)	Gain on Sale (In thousands)
Medical Office Portfolio Transactions III & IV (1)	Medical Office	427,000	$193,561	$106,273
	Total 2014	427,000	$193,561	$106,273

Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (2)	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

(1)	Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

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

As of March 31, 2014 and December 31, 2013, investment in real estate for properties sold or held for sale, all of which were in the medical office segment, was as follows (in thousands):

	March 31, 2014	December 31, 2013
Investment in real estate sold or held for sale	$—	$125,967
Less accumulated depreciation	—	(46,066)
Investment in real estate sold or held for sale, net	$—	$79,901
Income from operations of properties sold or held for sale for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$892	$12,711
Property expenses	(346)	(4,699)
Depreciation and amortization	—	(4,401)
Interest expense	—	(328)
Income from operations of properties sold or held for sale	$546	$3,283

Income from operations of properties sold or held for sale by property for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

		Three Months Ended March 31,
Property	Segment	2014	2013
Atrium Building	Office	$—	$185
Medical Office Portfolio	Medical Office / Office	546	3,098
		$546	$3,283

NOTE 4: MORTGAGE NOTES PAYABLE

In February 2014, we assumed a $48.2 million mortgage note as partial consideration for the acquisition of Yale West. This mortgage note bears interest at 5.55% per annum. The fair value interest rate on this mortgage note is 3.75% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $54.0 million. Principal and interest are payable monthly until January 1, 2052, at which time all unpaid principal and interest are payable in full. The loan may be prepaid, without penalty, on January 31, 2022 or thereafter on the last business day of the month until maturity, with thirty days prior written notice to the lender.

In March 2014, we assumed a $52.7 million mortgage note as partial consideration for acquisition of The Army Navy Club Building. This mortgage note bears interest at 3.45% per annum. The fair value interest rate on this mortgage note is 3.18% based on quotes obtained for similar loans. We recorded the mortgage at its estimated fair value of $53.2 million. Principal and interest are payable monthly until May 1, 2017, at which time all unpaid principal and interest are payable in full.
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of March 31, 2014, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments.

The amounts of these lines of credit unused and available at March 31, 2014 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	—	—
Unused and available	$100,000	$400,000

We had no borrowings and no repayments on the unsecured lines of credit during the 2014 Quarter.

NOTE 6: NOTES PAYABLE
We repaid without penalty the $100.0 million of our 5.25% unsecured notes on their due date of January 15, 2014, using proceeds from the sale of the Medical Office Portfolio.
NOTE 7: STOCK BASED COMPENSATION
Washington REIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.1 million and $1.0 million for the 2014 and 2013 Quarters, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.2 million and $0.5 million for the 2014 and 2013 Quarters, respectively.

The total unvested restricted share awards at March 31, 2014 was 242,218 shares, which had a weighted average grant date fair value of $25.48 per share. As of March 31, 2014, the total compensation cost related to unvested restricted share awards was $3.1 million, which we expect to recognize over a weighted average period of 18 months.
NOTE 8: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at March 31, 2014 and December 31, 2013 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The fair values of these assets at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$3,382	$—	$3,382	$—	$3,290	$—	$3,290	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2014 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2014.
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
As of March 31, 2014 and December 31, 2013, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$62,080	$62,080	$130,343	$130,343
Restricted cash	107,039	107,039	9,189	9,189
2445 M Street note	6,280	7,184	6,070	6,803
Mortgage notes payable	404,359	423,454	294,671	313,476
Notes payable	746,830	772,063	846,703	856,171
NOTE 9: EARNINGS PER COMMON SHARE

We determine “Basic earnings per share” using the two-class method as our unvested restricted share awards and units have non-forfeitable rights to dividends and are therefore considered participating securities. We compute basic earnings per share by dividing net income attributable to the controlling interest less the allocation of undistributed earnings to unvested restricted share awards and units by the weighted-average number of common shares outstanding for the period.
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our incentive share awards with performance or market conditions under the contingently issuable method. The diluted earnings per share calculation also considers our operating partnership units under the if-converted method. We have a loss from continuing operations for the 2014 Quarter, and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for this quarter.

The computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
(Loss) income from continuing operations	$(2,265)	$857
Allocation of earnings to unvested restricted share awards	(10)	(14)
Adjusted (loss) income from continuing operations attributable to the controlling interests	(2,275)	843
Income from discontinued operations, including gain on sale of real estate, net of taxes	106,819	6,478
Allocation of earnings to unvested restricted share awards	(285)	(106)
Adjusted income from discontinuing operations attributable to the controlling interests	106,534	6,372
Adjusted net income attributable to the controlling interests	$104,259	$7,215
Denominator:
Weighted average shares outstanding – basic	66,701	66,393
Effect of dilutive securities:
Operating partnership units	—	117
Employee stock options and restricted share awards	—	9
Weighted average shares outstanding – diluted	66,701	66,519
Earnings (loss) per common share, basic:
Continuing operations	$(0.04)	$0.01
Discontinued operations	1.60	0.10
	$1.56	$0.11
Earnings (loss) per common share, diluted:
Continuing operations	$(0.04)	$0.01
Discontinued operations	1.60	0.10
	$1.56	$0.11
NOTE 10: SEGMENT INFORMATION
We have three reportable segments: office, retail and multifamily. Office buildings provide office space for various types of businesses and professions. Retail shopping centers are typically grocery store anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area. During the 2014 Quarter, we completed the sale of our medical office segment (see note 3).
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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2014 and 2013 Quarters from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$39,064	$14,625	$14,922	$—	$68,611
Real estate expenses	15,696	4,231	6,415	—	26,342
Net operating income	$23,368	$10,394	$8,507	$—	$42,269
Depreciation and amortization					(22,753)
General and administrative					(4,429)
Acquisition costs					(3,045)
Interest expense					(14,530)
Other income					223
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate					106,273
Net income					104,554
Less: Net income attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$104,554
Capital expenditures	$8,703	$110	$1,556	$17	$10,386
Total assets	$1,151,585	$341,134	$392,531	$189,922	$2,075,172

	Three Months Ended March 31, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$37,393	$—	$13,834	$13,333	$—	$64,560
Real estate expenses	13,599	—	3,565	5,390	—	22,554
Net operating income	$23,794	$—	$10,269	$7,943	$—	$42,006
Depreciation and amortization						(21,123)
Acquisition costs						(213)
General and administrative						(3,862)
Interest expense						(16,190)
Other income						239
Discontinued operations:
Income from operations of properties sold or held for sale						3,283
Gain on sale of real estate						3,195
Net income						7,335
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$7,335
Capital expenditures	$7,575	$1,077	$766	$784	$7	$10,209
Total assets	$1,118,579	$325,281	$351,967	$250,680	$49,613	$2,096,120

NOTE 11: SUBSEQUENT EVENTS

On May 1, 2014, we closed on the purchase of 1775 Eye Street, a 185,000 office building in Washington, DC, for $104.5 million, using proceeds from the Medical Office Portfolio sale. The initial accounting for the acquisition is incomplete due to the timing of the acquisition relative to the filing date of this report and, therefore, purchase price accounting and pro forma disclosures are not included.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2013.
We refer to the three months ended March 31, 2014 and March 31, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the effects of changes in Federal government spending; (h) the supply of competing properties; (i) consumer confidence; (j) unemployment rates; (k) consumer tastes and preferences; (l) our future capital requirements; (m) inflation; (n) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (o) governmental or regulatory actions and initiatives; (p) changes in general economic and business conditions; (q) terrorist attacks or actions; (r) acts of war; (s) weather conditions; (t) the effects of changes in capital available to the technology and biotechnology sectors of the economy, and (u) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2014 Quarter to the 2013 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2014, we owned a diversified portfolio of 53 properties, totaling approximately 7.1 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 53 properties consisted of 24 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income and FFO for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Real estate rental revenue	$68,611	$64,560	$4,051	6.3%
NOI (1)	$42,269	$42,006	$263	0.6%
Net income	$104,554	$7,335	$97,219	1,325.4%
FFO (2)	$21,034	$29,664	$(8,630)	(29.1)%

(1) See page 24 of the MD&A for reconciliations of NOI to net income.
(2) See page 31 of the MD&A for reconciliations of FFO to net income.

The increase in NOI is due to acquisitions, while NOI from same-store properties decreased by $0.2 million as weather-related increases in utilities ($1.5 million) and snow removal ($1.0 million) expenses were partially offset by higher reimbursements for operating expenses ($1.5 million) and occupancy ($0.6 million). Same-store occupancy increased to 90.2% from 89.5% one year ago, as increases in the office and retail segments were partially offset by decreased occupancy in the multifamily segment.

Investment Activity

In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of the Medical Office Portfolio, which consisted of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard), for an aggregate purchase price of $500.8 million. The dispositions consisted of four independent transactions, each of which closed pursuant to a separate purchase and sale agreement. Purchase and Sale Agreements #1 and #2 closed during the fourth quarter of 2013. We closed on Purchase and Sale Agreements #3 and #4 during the 2014 Quarter, resulting in a gain on sale of real estate of $106.3 million. We have identified a portion of the sold Medical Office Portfolio properties for tax deferred exchange under Section 1031 of the Internal Revenue Code.

We acquired one multifamily and one office property, each in Washington, DC, during the 2014 Quarter. We assumed mortgages totaling $100.9 million with these acquisitions, and funded the remainder of the purchase prices with proceeds from the sale of the Medical Office Portfolio. These acquisitions are consistent with our current strategy of focusing on properties inside the Washington metro region's Beltway, near major transportation nodes and in areas of strong employment drivers and superior growth demographics. The remaining sales proceeds designated for Section 1031 exchanges as of March 31, 2014 are reported as restricted cash on our consolidated balance sheets.

Capital Requirements
During the 2014 Quarter, we repaid without penalty the remaining $100.0 million of our 5.25% unsecured notes using proceeds from the sale of the Medical Office Portfolio. There are no further debt maturities for the remainder of 2014, though we will continue to make recurring principal amortization payments. As of March 31, 2014, our unsecured lines of credit had no borrowings outstanding, leaving a remaining borrowing capacity of $500.0 million.
Significant Transactions
Our significant transactions during the 2014 and 2013 Quarters are summarized as follows:
2014 Quarter

•
The disposition of the Woodburn Medical Park I and II and Prosperity Medical Center I, II and III medical office buildings with a combined 427,000 square feet, for a contract sales price of $193.6 million, resulting in a gain on sale of $106.3 million. These sales transactions completed the disposition of the Medical Office Portfolio.

•
The acquisition of Yale West, a 216-unit multifamily property in Washington, DC, for a contract purchase price of $73.0 million. We assumed a $48.2 million mortgage with this acquisition. We incurred $1.8 million of acquisition costs related to this transaction.

•
The acquisition of The Army Navy Club Building, a 108,000 square foot office property in Washington, DC, for a contract purchase price of $79.0 million. We assumed a $52.7 million mortgage with this acquisition. We incurred $1.3 million of acquisition costs with this transaction.

•	The execution of new leases for 0.2 million square feet of commercial space with an average rental rate increase of 14.6% over expiring leases.
2013 Quarter

•	The disposition of the Atrium Building, an 80,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•	The execution of new leases for 0.4 million square feet of commercial space with an average rental rate increase of 10.9% over expiring leases.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2014 and 2013 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Minimum base rent	$57,746	$56,069	$1,677	3.0%
Recoveries from tenants	8,061	6,587	1,474	22.4%
Provisions for doubtful accounts	(717)	(995)	278	(27.9)%
Lease termination fees	480	47	433	921.3%
Parking and other tenant charges	3,041	2,852	189	6.6%
	$68,611	$64,560	$4,051	6.3%

Minimum Base Rent: Minimum base rent increased by $1.7 million in the 2014 Quarter primarily due to acquisitions ($1.5 million) and higher rental rates ($0.6 million) and occupancy ($0.6 million) at same-store properties, partially offset by lower occupancy ($0.9 million) at 7900 Westpark Drive, which is under redevelopment.

Recoveries from Tenants: Recoveries from tenants increased by $1.5 million in the 2014 Quarter primarily due to higher reimbursements for operating expenses at same-store properties primarily caused by weather-related increases in utilities and snow removal expenses.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.3 million in the 2014 Quarter primarily due to lower net provisions in the office and retail segments.

Lease Termination Fees: Lease termination fees increased by $0.4 million due to lease terminations in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.2 million in the 2014 Quarter primarily due to acquisitions ($0.1 million) and higher parking income ($0.1 million) at same-store properties.

Occupancy by segment for properties classified as continuing operations as of March 31, 2014 and 2013 was as follows:

	As of March 31,
	2014	2013	Change
Office	83.7%	85.2%	(1.5)%
Retail	93.6%	92.4%	1.2%
Multifamily	92.2%	93.8%	(1.6)%
Total	88.4%	89.2%	(0.8)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Property operating expenses	$18,555	$15,673	$2,882	18.4%
Real estate taxes	7,787	6,881	906	13.2%
	$26,342	$22,554	$3,788	16.8%

Real estate expenses as a percentage of revenue were 38.4% and 34.9% for the 2014 and 2013 Quarters, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $2.9 million in the 2014 Quarter primarily due to higher utilities ($1.5 million) and snow removal ($1.0 million) expenses from same-store properties caused by severe winter weather and to acquisitions ($0.5 million).
Real Estate Taxes: Real estate taxes increased by $0.9 million in the 2014 Quarter primarily due to higher assessments ($0.7 million) at same-store properties and to acquisitions ($0.2 million).

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Depreciation and amortization	$22,753	$21,123	$1,630	7.7%
Interest expense	14,530	16,190	(1,660)	(10.3)%
Acquisition costs	3,045	213	2,832	1,329.6%
General and administrative	4,429	3,862	567	14.7%
	$44,757	$41,388	$3,369	8.1%
Interest Expense: Interest expense by debt type for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Notes payable	$9,522	$11,243	$(1,721)	(15.3)%
Mortgages	4,814	4,548	266	5.8%
Lines of credit	587	692	(105)	(15.2)%
Capitalized interest	(393)	(293)	(100)	34.1%
Total	$14,530	$16,190	$(1,660)	(10.3)%

Interest expense from notes payable decreased in the 2014 Quarter primarily due to the repayment of $100.0 million of 5.25% unsecured notes in January 2014 and the repayment of $60.0 million of 5.125% notes in March 2013. Interest expense from mortgage notes increased primarily due to the assumption of mortgages with the acquisition of Yale West and The Army Navy Club Building during the 2014 Quarter. Interest expense from our unsecured lines of credit decreased due to no borrowings during the 2014 Quarter. Capitalized interest increased because of higher expenditures on the development project at 650 North Glebe Road and the redevelopment project at 7900 Westpark Drive.

Acquisition Costs: Acquisition costs increased by $2.8 million in the 2014 Quarter primarily due to closing on the acquisitions of Yale West and The Army Navy Club Building.

General and Administrative Expense: General and administrative expense increased by $0.6 million in the 2014 Quarter, primarily due to higher compensation expense ($0.3 million) caused by additional personnel and annual pay increases and to higher shareholder relations expenses ($0.2 million).
Discontinued Operations
Operating results of the properties classified as discontinued operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Revenues	$892	$12,711	$(11,819)	(93.0)%
Property expenses	(346)	(4,699)	4,353	(92.6)%
Depreciation and amortization	—	(4,401)	4,401	(100.0)%
Interest expense	—	(328)	328	(100.0)%
Total	$546	$3,283	$(2,737)	(83.4)%

The decrease in income from discontinued operations is primarily due to the sale of the Medical Office Portfolio in January 2014 and December 2013 (see note 3 to the consolidated financial statements).

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

2014 Quarter Compared to 2013 Quarter
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2014 Quarter compared to the 2013 Quarter (in thousands).

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$64,161	$61,226	$2,935	4.8%
Non-same-store(1)	4,450	3,334	1,116	33.5%
Total real estate rental revenue	$68,611	$64,560	$4,051	6.3%
Real Estate Expenses
Same-store	$24,327	$21,233	$3,094	14.6%
Non-same-store(1)	2,015	1,321	694	52.5%
Total real estate expenses	$26,342	$22,554	$3,788	16.8%
NOI
Same-store	$39,834	$39,993	$(159)	(0.4)%
Non-same-store(1)	2,435	2,013	422	21.0%
Total NOI	$42,269	$42,006	$263	0.6%
Reconciliation to Net Income
NOI	$42,269	$42,006
Depreciation and amortization	(22,753)	(21,123)
General and administrative expenses	(4,429)	(3,862)
Interest expense	(14,530)	(16,190)
Other income	223	239
Acquisition costs	(3,045)	(213)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	546	3,283
Gain on sale of real estate	106,273	3,195
Net income	104,554	7,335
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to the controlling interests	$104,554	$7,335

(1)Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2014 Office acquisition – The Army Navy Club Building
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive

(2)    Sold and held for sale properties include:
2014 sold - Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
2013 sold - Atrium Building and Medical Office Porftfolio Transactions I and II (see note 3 to the consoldiated financial statements)
Real estate rental revenue from same-store properties increased by $2.9 million in the 2014 Quarter primarily due to higher reimbursements for operating expenses ($1.5 million), higher rental rates ($0.6 million) and higher occupancy ($0.6 million).
Real estate expenses from same-store properties increased by $3.1 million in the 2014 Quarter primarily due to higher utilities expenses ($1.5 million), snow removal expenses ($1.0 million) and real estate taxes ($0.7 million).

	As of March 31,
Occupancy	2014	2013
Same-store	90.2%	89.5%
Non-same-store	71.8%	83.4%
Total	88.4%	89.2%

Same-store occupancy increased to 90.2%, with increases in the office and retail segments partially offset by a decrease in the multifamily segment. The decrease in non-same-store occupancy is primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 74.2% of the commercial square footage expiring was renewed as compared to 72.5% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 159,978 commercial square feet at an average rental rate of $33.75 per square foot, an increase of 14.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $36.49 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$36,201	$34,059	$2,142	6.3%
Non-same-store(1)	2,863	3,334	(471)	(14.1)%
Total real estate rental revenue	$39,064	$37,393	$1,671	4.5%
Real Estate Expenses
Same-store	$14,364	$12,278	$2,086	17.0%
Non-same-store(1)	1,332	1,321	11	0.8%
Total real estate expenses	$15,696	$13,599	$2,097	15.4%
NOI
Same-store	$21,837	$21,781	$56	0.3%
Non-same-store(1)	1,531	2,013	(482)	(23.9)%
Total NOI	$23,368	$23,794	$(426)	(1.8)%
(1)Non-same-store properties include:
2014 acquisition – The Army Navy Club Building
2013 redevelopment property – 7900 Westpark Drive
Real estate rental revenue from same-store properties increased by $2.1 million in the 2014 Quarter primarily due to higher reimbursements for operating expenses ($1.0 million), occupancy ($0.6 million) and rental rates ($0.4 million). Non-same-store revenue decreased by $0.5 million due to lower occupancy at 7900 Westpark Drive, which is under redevelopment.
Real estate expenses from same-store properties increased by $2.1 million primarily due to higher utilities expenses ($1.3 million), real estate taxes ($0.5 million) and snow removal expenses ($0.1 million).

	As of March 31,
Occupancy	2014	2013
Same-store	86.9%	85.5%
Non-same-store	63.6%	83.4%
Total	83.7%	85.2%
Same-store occupancy increased to 86.9% primarily due to higher occupancy at 2000 M Street, 51 Monroe Street and 6110 Executive Boulevard, partially offset by lower occupancy at Monument II and Fairgate at Ballston. Non-same-store occupancy decreased to 63.6% primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 71.4% of the square footage that expired was renewed compared to 56.3% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 103,351 square feet of office space at an average rental rate of $35.14 per square foot, an increase of 13.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $52.05 per square foot.
Retail Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Real estate rental revenue	$14,625	$13,834	$791	5.7%

Real estate expenses	$4,231	$3,565	$666	18.7%

NOI	$10,394	$10,269	$125	1.2%
Real estate rental revenue increased by $0.8 million in the 2014 Quarter primarily due to higher reimbursements for operating expenses ($0.4 million), higher occupancy ($0.2 million) and lower provisions for uncollectible revenue ($0.1 million).
Real estate expenses increased by $0.7 million in the 2014 Quarter primarily due to higher snow removal expenses.
Occupancy increased to 93.6% at the end of the 2014 Quarter from 92.4% at the end of the 2013 Quarter, primarily due to higher occupancy at the Centre at Hagerstown and Montgomery Village Center, partially offset by lower occupancy at Montrose Shopping Center and Olney Village Center. During the 2014 Quarter, 93.5% of the square footage that expired was renewed compared to 92.8% in the 2013 Quarter. During the 2014 Quarter, we executed new leases for 56,627 square feet of retail space at an average rental rate of $30.84, an increase of 17.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $8.12 per square foot.
Multifamily Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$13,335	$13,333	$2	—%
Non-same-store(1)	1,587	—	1,587	N/A
Total real estate rental revenue	$14,922	$13,333	$1,589	11.9%
Real Estate Expenses
Same-store	$5,732	$5,390	$342	6.3%
Non-same-store(1)	683	—	683	N/A
Total real estate expenses	$6,415	$5,390	$1,025	19.0%
NOI
Same-store	$7,603	$7,943	$(340)	(4.3)%
Non-same-store(1)	904	—	904	N/A
Total NOI	$8,507	$7,943	$564	7.1%

(1)Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2013 Multifamily acquisition – The Paramount

Real estate rental revenue slightly increased in the 2014 Quarter as higher rental rates ($0.1 million) and reimbursements ($0.1 million) were offset by lower occupancy ($0.2 million).
Real estate expenses increased by $0.3 million in the 2014 Quarter primarily due to higher utilities ($0.2 million) and snow removal ($0.1 million) expenses.

	As of March 31,
Occupancy	2014	2013
Same-store	92.7%	93.8%
Non-same-store	88.4%	N/A
Total	92.2%	93.8%
Occupancy decreased to 92.2% primarily due to lower occupancy at 3801 Connecticut Avenue and the Kenmore, partially offset by higher occupancy at the Ashby at McLean.

Liquidity and Capital Resources
Capital Requirements
During 2014, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends and distributions to our shareholders;

•
Approximately $70.0 - $75.0 million to invest in our existing portfolio of operating assets, including approximately $38.0 - $42.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $50.0 - $55.0 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2014, offset by proceeds from property dispositions.

Debt Financing
Our total debt at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Mortgage notes payable	$404,359	$294,671
Unsecured credit facilities	—	—
Unsecured notes payable	746,830	846,703
	$1,151,189	$1,141,374
Mortgage Debt
At March 31, 2014, our $404.4 million in mortgage notes payable, which include $3.9 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.4% and had a weighted average maturity of 3.8 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.
Unsecured Credit Facilities
Our primary external sources of liquidity are our two revolving credit facilities.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had no borrowings outstanding as of March 31, 2014, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year, $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had no borrowings outstanding as of March 31, 2014 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2014, we were in compliance with our loan covenants.

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
As of March 31, 2014, our unsecured notes have maturities ranging from May 2015 through February 2028, as follows (in thousands):

5.35% notes due 2015	$150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
$750,000
Our unsecured notes contain covenants with which we must comply, including:

•	Limits on our total indebtedness;

•	Limits on our secured indebtedness;

•	Limits on our required debt service payments; and

•	Maintenance of a minimum level of unencumbered assets.
Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2014, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.6 million shares were outstanding at March 31, 2014.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of March 31, 2014, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2014 Quarter.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2014, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Common dividends	$20,091	$20,034	$57	0.3%
Distributions to noncontrolling interests	—	—	—	N/A
	$20,091	$20,034	$57	0.3%
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Net cash provided by operating activities	$22.5	$36.9	$(14.4)	(39.0)%
Net cash provided by investing activities	27.6	1.2	26.4	2,200.0%
Net used in financing activities	(118.4)	(40.6)	(77.8)	191.6%
Cash provided by operating activities decreased primarily due to the loss of income from properties sold as part of the Medical Office Portfolio and higher acquisition costs.
Cash provided by investing activities increased primarily due to closing on Purchase and Sale Agreements #3 and #4 of the Medical Office Portfolio sale, partially offset by placing a portion of the proceeds into escrow accounts for tax-deferred exchanges under Section 1031 of the Internal Revenue Code and the acquisitions of Yale West and The Army Navy Club Building.
Cash used in financing activities increased primarily due to the repayment of the remaining $100.0 million of our 5.25% unsecured notes during the 2014 Quarter.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Earnings to fixed charges (1)	0.82	x	1.03	x
Debt service coverage	2.33	x	2.67	x
(1) Due to Washington REIT's loss from continuing operations during the 2014 Quarter, the earnings to fixed charges ratio was less than 1:1. Washington REIT must generate additional earnings of $2.7 million in the 2014 Quarter to achieve a ratio of 1:1.

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to the controlling interests	$104,554	$7,335
Adjustments:
Depreciation and amortization	22,753	21,123
Gain on sale of real estate	(106,273)	(3,195)
Income from operations of properties sold or held for sale	(546)	(3,283)
Funds from continuing operations	20,488	21,980
Discontinued operations:
Income from operations of properties sold or held for sale	546	3,283
Depreciation and amortization	—	4,401
Funds from discontinued operations	546	7,684
FFO as defined by NAREIT	$21,034	$29,664
Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014.

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
As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”
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
There have been no changes in Washington REIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Washington REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.47*	Short Term Incentive Compensation Plan (effective January 1, 2014)					X
10.48*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: May 7, 2014