Form 10-Q
period 2014-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2014-08-05
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of August 1, 2014, 66,631,386 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Land	$519,859	$426,575
Income producing property	1,853,982	1,675,652
	2,373,841	2,102,227
Accumulated depreciation and amortization	(600,171)	(565,342)
Net income producing property	1,773,670	1,536,885
Properties under development or held for future development	83,970	61,315
Total real estate held for investment, net	1,857,640	1,598,200
Investment in real estate sold or held for sale, net	—	79,901
Cash and cash equivalents	23,009	130,343
Restricted cash	11,369	9,189
Rents and other receivables, net of allowance for doubtful accounts of $5,765 and $6,783, respectively	55,583	48,756
Prepaid expenses and other assets	112,548	105,004
Other assets related to properties sold or held for sale	—	4,100
Total assets	$2,060,149	$1,975,493
Liabilities
Notes payable	$746,956	$846,703
Mortgage notes payable	406,975	294,671
Lines of credit	—	—
Accounts payable and other liabilities	59,719	51,742
Advance rents	13,172	13,529
Tenant security deposits	8,686	7,869
Liabilities related to properties sold or held for sale	—	1,533
Total liabilities	1,235,508	1,216,047
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,636 and 66,531 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	666	665
Additional paid in capital	1,152,647	1,151,174
Distributions in excess of net income	(331,373)	(396,880)
Total shareholders’ equity	821,940	754,959
Noncontrolling interests in subsidiaries	2,701	4,487
Total equity	824,641	759,446
Total liabilities and equity	$2,060,149	$1,975,493

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Real estate rental revenue	$72,254	$65,915	$140,865	$130,475
Expenses
Real estate expenses	25,528	23,670	51,870	46,224
Depreciation and amortization	24,401	21,037	47,154	42,160
Acquisition costs	1,933	87	4,978	300
General and administrative	4,828	4,005	9,257	7,867
	56,690	48,799	113,259	96,551
Other operating income
Gain on sale of real estate	570	—	570	—
Real estate operating income	16,134	17,116	28,176	33,924
Other income (expense)
Interest expense	(14,985)	(15,824)	(29,515)	(32,014)
Other income	219	246	442	485
	(14,766)	(15,578)	(29,073)	(31,529)
Income (loss) from continuing operations	1,368	1,538	(897)	2,395
Discontinued operations:
Income from operations of properties sold or held for sale	—	3,725	546	7,008
(Loss) gain on sale of real estate	(288)	—	105,985	3,195
Net income	1,080	5,263	105,634	12,598
Less: Net loss attributable to noncontrolling interests in subsidiaries	7	—	7	—
Net income attributable to the controlling interests	$1,087	$5,263	$105,641	$12,598
Basic net income per share:
Continuing operations	$0.02	$0.02	$(0.01)	$0.04
Discontinued operations	—	0.06	1.59	0.15
Net income per share	$0.02	$0.08	$1.58	$0.19
Diluted net income per share:
Continuing operations	$0.02	$0.02	$(0.01)	$0.04
Discontinued operations	—	0.06	1.59	0.15
Net income per share	$0.02	$0.08	$1.58	$0.19
Weighted average shares outstanding – basic	66,732	66,405	66,718	66,399
Weighted average shares outstanding – diluted	66,761	66,556	66,718	66,537
Dividends declared per share	$0.3000	$0.3000	$0.6000	$0.6000

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	66,531	$665	$1,151,174	$(396,880)	$754,959	$4,487	$759,446
Net income attributable to the controlling interests	—	—	—	105,641	105,641		105,641
Net loss attributable to the noncontrolling interests						(7)	(7)
Distributions to noncontrolling interests	—	—	—	—	—	(1,784)	(1,784)
Contributions from noncontrolling interests	—	—	—	—	—	5	5
Dividends	—	—	—	(40,134)	(40,134)	—	(40,134)
Share grants, net of share grant amortization and forfeitures	105	1	1,473	—	1,474	—	1,474
Balance, June 30, 2014	66,636	$666	$1,152,647	$(331,373)	$821,940	$2,701	$824,641

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$105,634	$12,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	47,154	51,106
Provision for losses on accounts receivable	727	2,291
Net gain on sale of real estate	(106,555)	(3,195)
Amortization of share grants, net	2,505	2,390
Amortization of debt premiums, discounts and related financing costs	1,754	1,989
Changes in operating other assets	(8,035)	(1,515)
Changes in operating other liabilities	(4,061)	(2,671)
Net cash provided by operating activities	39,123	62,993
Cash flows from investing activities
Real estate acquisitions, net	(154,126)	—
Net cash received for sale of real estate	190,864	15,161
Capital improvements to real estate	(28,947)	(25,069)
Development in progress	(13,573)	(6,505)
Real estate deposits, net	(1,250)	(3,900)
Cash held in replacement reserve escrows	(95)	—
Non-real estate capital improvements	(41)	(109)
Net cash used in investing activities	(7,168)	(20,422)
Cash flows from financing activities
Line of credit borrowings, net	—	75,000
Dividends paid	(40,134)	(40,099)
Contributions from noncontrolling interests	5	390
Distributions to noncontrolling interests	(3,454)	—
Payment of financing costs	(660)	—
Principal payments – mortgage notes payable	(1,794)	(31,267)
Borrowings under construction loan	6,748	—
Notes payable repayments	(100,000)	(60,000)
Net cash used in financing activities	(139,289)	(55,976)
Net decrease in cash and cash equivalents	(107,334)	(13,405)
Cash and cash equivalents at beginning of period	130,343	19,324
Cash and cash equivalents at end of period	$23,009	$5,919
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,835	$32,643
Cash paid for income taxes, net of refunds	$156	$4
(Increase) decrease in accrued capital improvements and development costs	$(9,082)	$683
Mortgage notes payable assumed in connection with the acquisition of real estate	$100,861	$—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to Washington REIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the first quarter of 2014, we closed on Transactions III (for the sale of Woodburn Medical Park I and II) and IV (for the sale of Prosperity Medical Center I, II and III) of the Medical Office Portfolio sale for an aggregate contract sales price of $193.6 million. We have reinvested a portion of the Medical Office Portfolio sales proceeds in replacement properties through a deferred tax exchange.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates or as calculated under the alternative minimum tax, as appropriate. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three and six months ended June 30, 2014 and 2013.
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
In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein. Early adoption is not permitted for public entities. We are currently evaluating the impact the new standard may have on Washington REIT.

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
We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Within these notes to the financial statements, we refer to the three months ended June 30, 2014 and June 30, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively, and the six months ended June 30, 2014 and June 30, 2013 as the “2014 Period” and the “2013 Period,” respectively.
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
NOTE 3: REAL ESTATE

Acquisitions

Washington REIT acquired the following properties during the 2014 Period:

			Rentable	Contract Purchase Price
Acquisition Date	Property Name	Type	Square Feet	(in thousands)
February 21, 2014	Yale West (216 units)	Multifamily	N/A	$73,000
March 26, 2014	The Army Navy Club Building	Office	108,000	79,000
May 1, 2014	1775 Eye Street, NW	Office	185,000	104,500
			293,000	$256,500

The results of operations from the acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our 2014 acquisitions are as follows (amounts in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Real estate rental revenue	$4,598	$5,355
Net loss	(1,297)	(2,112)

We record the acquired physical assets (land, building and tenant improvements), and in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other assets or liabilities at their fair values.

We have recorded the total purchase price of the above acquisitions as follows (in thousands):

Land	$93,567
Buildings	141,456
Tenant origination costs	8,354
Leasing commissions/absorption costs	12,847
Net lease intangible assets	7,331
Net lease intangible liabilities	(2,122)
Fair value of assumed mortgages	(107,125)
Furniture fixtures and equipment	932
Total	$155,240

The weighted remaining average life for the 2014 acquisition components above, other than land and building, are 74 months for tenant origination costs, 57 months for leasing commissions/absorption costs, 75 months for net lease intangible assets and 85 months for net lease intangible liabilities.
The difference in the total contract purchase price of $256.5 million for the 2014 acquisitions and the acquisition cost per the consolidated statement of cash flows of $154.1 million is primarily due to the assumption of two mortgage notes secured by Yale West and The Army Navy Club Building for an aggregate $100.9 million and the payment of a $3.6 million deposit for Yale West in 2013, partially offset by a credit to the seller for building renovations at 1775 Eye Street, NW for $1.9 million.

The following unaudited pro-forma combined condensed statements of operations are for the 2014 and 2013 Quarters and Periods as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the 2014 and 2013 Quarters and Periods. The unaudited data presented is in thousands, except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate rental revenue	$72,863	$71,122	$145,867	$140,833
Income (loss) from continuing operations	1,335	(108)	(1,967)	(879)
Net income	1,047	3,617	104,564	9,324
Diluted earnings per share	0.02	0.05	1.57	0.14
Redevelopment
In the office segment, we have an active redevelopment project to renovate 7900 Westpark Drive. Our total investment in the renovation at 7900 Westpark Drive is expected to be $35.0 million. As of June 30, 2014 and December 31, 2013, we had invested $15.2 million and $3.6 million, respectively, in the renovation. We anticipate completion during the first quarter of 2015.

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million. During the first quarter of 2013, we secured third-party debt financing for approximately 70% of the project's cost. Washington REIT is the 90% owner of the joint venture and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. The joint venture currently expects to complete this development project during the fourth quarter of 2014.

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

We have determined that The Maxwell and 1225 First Street joint ventures are VIE's primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. We expect that 70% of the total development costs for each project would be financed through debt. We have also determined that Washington REIT is the primary beneficiary of each VIE due to the fact that Washington REIT is providing 90% to 95% of the equity contributions and will manage each property after stabilization.

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of June 30, 2014 and December 31, 2013, the land and capitalized development costs are as follows (in thousands):

	June 30, 2014	December 31, 2013
The Maxwell (formerly 650 North Glebe Road)	$38,423	$27,343
1225 First Street	20,797	20,788

As of June 30, 2014 and December 31, 2013, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	June 30, 2014	December 31, 2013
The Maxwell	$5,195	$1,785
1225 First Street	18	39

On February 21, 2013, Washington REIT, through its consolidated joint venture to develop The Maxwell, entered into a construction loan agreement with Citizens Bank for $33.0 million. The loan bears interest at LIBOR plus 2.15%, which decreases to LIBOR plus 2.0% upon completion of construction and the joint venture not being in default. The loan matures on February 21, 2016, with two one year extension options exercisable by the joint venture, subject to fees and compliance with certain provisions in the loan agreement. As of June 30, 2014 and December 31, 2013, the consolidated joint venture had $14.0 million and $7.3 million, respectively, outstanding on this construction loan agreement.

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

The results of our medical office segment are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate rental revenue	$—	$11,010	$892	$22,039
Net income	—	3,439	546	6,260
Basic net income per share	—	0.05	0.01	0.09
Diluted net income per share	—	0.05	0.01	0.09

We sold the following properties in 2014 and 2013:

Property Name	Segment	Rentable Square Feet	Contract Purchase Price (in thousands)	Gain on Sale (in thousands)
Medical Office Portfolio Transactions III & IV (1)	Medical Office	427,000	$193,561	$105,985
5740 Columbia Road (2)	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (3)	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

(1)	Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

(2) This property is classified as continuing operations in accordance with ASU No. 2014-08 (see note 2).

(3)
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

As of June 30, 2014 and December 31, 2013, investment in real estate for properties sold or held for sale, all of which were in the medical office segment, was as follows (in thousands):

	June 30, 2014	December 31, 2013
Investment in real estate sold or held for sale	$—	$125,967
Less accumulated depreciation	—	(46,066)
Investment in real estate sold or held for sale, net	$—	$79,901
Income from operations of properties sold or held for sale for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate rental revenue	$—	$12,357	$892	$25,068
Real estate expenses	—	(3,759)	(346)	(8,457)
Depreciation and amortization	—	(4,545)	—	(8,947)
Interest expense	—	(328)	—	(656)
Income from operations of properties sold or held for sale	$—	$3,725	$546	$7,008

Income from operations of properties sold or held for sale by property for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Property	Segment	2014	2013	2014	2013
Atrium Building	Office	$—	$—	$—	$185
Medical Office Portfolio	Medical Office / Office	—	3,725	546	6,823
		$—	$3,725	$546	$7,008

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
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of June 30, 2014, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments.
The amounts of these lines of credit unused and available at June 30, 2014 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	—	—
Unused and available	$100,000	$400,000

We had no borrowings and no repayments on the unsecured lines of credit during the 2014 Period.
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

During the 2014 Period, the Board of Trustees adopted a new STIP and new LTIP for executive officers. Regarding the new STIP, the changes from the prior STIP primarily removed the 15% service-only component of the award, maintaining an award payable 50% in cash and 50% in stock. The new LTIP is based entirely on total shareholder return during a defined three-year period. The LTIP was also converted from a single three-year plan structure to a “rolling” structure in which a new three-year plan is commenced each year. The vesting at the end of the performance period was modified to be 75% at the end of the performance period and 25% one year thereafter. In addition, during the transition period to the new LTIP, the Board of Trustees awarded similar transition awards with defined performance periods of one and two years and modified vesting to account for the transition.

Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.4 million and $1.4 million for the 2014 and 2013 Quarters, respectively, and $2.5 million and $2.4 million for the 2014 and 2013 Periods, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.7 million for the 2014 and 2013 Periods.

The total unvested restricted share awards at June 30, 2014 was 222,469 shares, which had a weighted average grant date fair value of $25.41 per share. As of June 30, 2014, the total compensation cost related to unvested restricted share awards was $2.4 million, which we expect to recognize over a weighted average period of 18 months.
NOTE 8: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at June 30, 2014 and December 31, 2013 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on the observable market values of the investments that comprise the SERP (Level 2 inputs).
The fair values of these assets at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$3,606	$—	$3,606	$—	$3,290	$—	$3,290	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2014 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2014.
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
As of June 30, 2014 and December 31, 2013, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,009	$23,009	$130,343	$130,343
Restricted cash	11,369	11,369	9,189	9,189
2445 M Street note	5,517	6,982	6,070	6,803
Mortgage notes payable	406,975	424,617	294,671	313,476
Notes payable	746,956	790,961	846,703	856,171
NOTE 9: EARNINGS PER COMMON SHARE

We determine “Basic earnings per share” using the two-class method as our unvested restricted share awards and units have non-forfeitable rights to dividends and are therefore considered participating securities. We compute basic earnings per share by dividing net income attributable to the controlling interest less the allocation of earnings to unvested restricted share awards and units by the weighted-average number of common shares outstanding for the period.
We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our incentive share awards with performance or market conditions under the contingently issuable method. The diluted earnings per share calculation also considers operating partnership units (if any) under the if-converted method. We have a loss from continuing operations for the 2014 Period, and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for this period.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$1,368	$1,538	$(897)	$2,395
Net loss attributable to noncontrolling interests	7	—	7	—
Allocation of earnings to unvested restricted share awards	(17)	(142)	38	(262)
Adjusted income (loss) from continuing operations attributable to the controlling interests	1,358	1,396	(852)	2,133
(Loss) income from discontinued operations, including gain on sale of real estate, net of taxes	(288)	3,725	106,531	10,203
Allocation of earnings to unvested restricted share awards	—	—	(332)	—
Adjusted (loss) income from discontinuing operations attributable to the controlling interests	(288)	3,725	106,199	10,203
Adjusted net income attributable to the controlling interests	$1,070	$5,121	$105,347	$12,336
Denominator:
Weighted average shares outstanding – basic	66,732	66,405	66,718	66,399
Effect of dilutive securities:
Operating partnership units	—	117	—	117
Employee stock options and restricted share awards	29	34	—	21
Weighted average shares outstanding – diluted	66,761	66,556	66,718	66,537
Earnings (loss) per common share, basic:
Continuing operations	$0.02	$0.02	$(0.01)	$0.04
Discontinued operations	—	0.06	1.59	0.15
	$0.02	$0.08	$1.58	$0.19
Earnings (loss) per common share, diluted:
Continuing operations	$0.02	$0.02	$(0.01)	$0.04
Discontinued operations	—	0.06	1.59	0.15
	$0.02	$0.08	$1.58	$0.19
NOTE 10: SEGMENT INFORMATION
We have three reportable segments: office, retail and multifamily. Office buildings provide office space for various types of businesses and professions. Retail shopping centers are typically grocery store anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area. During the 2014 Period, we completed the sale of our medical office segment (see note 3).
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
The following tables present revenues, net operating income, capital expenditures and total assets for the 2014 and 2013 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$41,876	$14,759	$15,619	$—	$72,254
Real estate expenses	15,817	3,237	6,474	—	25,528
Net operating income	$26,059	$11,522	$9,145	$—	$46,726
Depreciation and amortization					(24,401)
General and administrative					(4,828)
Acquisition costs					(1,933)
Interest expense					(14,985)
Other income					219
Gain on sale of real estate (classified as continuing operations)					570
Discontinued operations:
Loss on sale of real estate					(288)
Net income					1,080
Less: Net loss attributable to noncontrolling interests in subsidiaries					7
Net income attributable to the controlling interests					$1,087
Capital expenditures	$14,467	$1,010	$3,101	$24	$18,602
Total assets	$1,273,404	$337,513	$397,454	$51,778	$2,060,149

	Three Months Ended June 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,235	$—	$14,281	$13,399	$—	$65,915
Real estate expenses	14,581	—	3,583	5,506	—	23,670
Net operating income	$23,654	$—	$10,698	$7,893	$—	$42,245
Depreciation and amortization						(21,037)
Acquisition costs						(87)
General and administrative						(4,005)
Interest expense						(15,824)
Other income						246
Discontinued operations:
Income from operations of properties sold or held for sale						3,725
Net income						5,263
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$5,263
Capital expenditures	$9,663	$1,453	$1,768	$1,983	$102	$14,969
Total assets	$1,116,570	$321,532	$349,937	$251,604	$41,099	$2,080,742

	Six Months Ended June 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$80,940	$29,384	$30,541	—	$140,865
Real estate expenses	31,513	7,468	12,889	—	51,870
Net operating income	$49,427	$21,916	$17,652	—	$88,995
Depreciation and amortization					(47,154)
General and administrative					(9,257)
Acquisition costs					(4,978)
Interest expense					(29,515)
Other income					442
Gain on sale of real estate (classified as continuing operations)					570
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					105,634
Less: Net loss attributable to noncontrolling interests in subsidiaries					7
Net income attributable to the controlling interests					105,641
Capital expenditures	$23,170	$1,120	$4,657	$41	$28,988

	Six Months Ended June 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$75,628	$—	$28,115	$26,732	$—	$130,475
Real estate expenses	28,180	—	7,148	10,896	—	46,224
Net operating income	$47,448	$—	$20,967	$15,836	$—	$84,251
Depreciation and amortization						(42,160)
Acquisition costs						(300)
General and administrative						(7,867)
Interest expense						(32,014)
Other income						485
Discontinued operations:
Income from operations of properties sold or held for sale						7,008
Gain on sale of real estate						3,195
Net income						12,598
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$12,598
Capital expenditures	$17,238	$2,530	$2,534	$2,767	$109	$25,178

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
We refer to the three months ended June 30, 2014 and June 30, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively, and the six months ended June 30, 2014 and June 30, 2013 as the “2014 Period” and the “2013 Period,” respectively.
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
General
Introductory Matters
We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2014 Quarter to the 2013 Quarter and the 2014 Period to the 2013 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2014, we owned a diversified portfolio of 54 properties, totaling approximately 7.3 million square feet of commercial space and 2,540 multifamily units, and land held for development. These 54 properties consisted of 25 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Real estate rental revenue	$72,254	$65,915	$6,339	9.6%
NOI (1)	$46,726	$42,245	$4,481	10.6%
Net income attributable to the controlling interests	$1,087	$5,263	$(4,176)	(79.3)%
FFO (2)	$25,206	$30,845	$(5,639)	(18.3)%

(1) See page 25 of the MD&A for reconciliations of NOI to net income.
(2) See page 35 of the MD&A for reconciliations of FFO to net income.

The increase in NOI is due to acquisitions and higher NOI from same-store properties primarily due to higher occupancy and rental rates. Same-store occupancy increased to 92.6% from 90.0% one year ago, with increases in all segments.

Investment Activity

We acquired 1775 Eye Street, NW, an office property in Washington, DC, during the 2014 Quarter. We funded the purchase price with proceeds from the sale of the Medical Office Portfolio. This acquisition is consistent with our current strategy of focusing on properties inside the Washington metro region's Beltway, near major transportation nodes and in areas of strong employment drivers and superior growth demographics.
Capital Requirements
There are no debt maturities for the remainder of 2014, though we will continue to make recurring principal amortization payments. As of June 30, 2014, our unsecured lines of credit had no borrowings outstanding, leaving a remaining borrowing capacity of $500.0 million.

Significant Transactions
Our significant transactions during the 2014 and 2013 Periods are summarized as follows:
2014 Period

•
The disposition of the Woodburn Medical Park I and II and Prosperity Medical Center I, II and III medical office buildings with a combined 427,000 square feet, for a contract sales price of $193.6 million, resulting in a gain on sale of $106.0 million. These sales transactions completed the disposition of the Medical Office Portfolio.

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

•
The acquisition of 1775 Eye Street, NW, a 185,000 square foot office property in Washington, DC, for a contract purchase price of $104.5 million. We incurred $1.7 million of acquisition costs with this transaction.

•	The execution of new leases for 0.4 million square feet of commercial space with an average rental rate increase of 10.6% over expiring leases.
2013 Period

•	The disposition of the Atrium Building, an 80,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•	The execution of new leases for 0.8 million square feet of commercial space with an average rental rate increase of 9.7% over expiring leases.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2014 and 2013 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Minimum base rent	$61,247	$56,541	$4,706	8.3%	$118,993	$112,611	$6,382	5.7%
Recoveries from tenants	7,575	6,997	578	8.3%	15,636	13,583	2,053	15.1%
Provisions for doubtful accounts	(418)	(917)	499	(54.4)%	(1,135)	(1,912)	777	(40.6)%
Lease termination fees	317	142	175	123.2%	797	189	608	321.7%
Parking and other tenant charges	3,533	3,152	381	12.1%	6,574	6,004	570	9.5%
	$72,254	$65,915	$6,339	9.6%	$140,865	$130,475	$10,390	8.0%

Minimum Base Rent: Minimum base rent increased by $4.7 million in the 2014 Quarter primarily due to acquisitions ($4.2 million) and higher occupancy ($1.5 million) and rental rates ($0.5 million) at same-store properties, partially offset by lower occupancy ($1.3 million) at 7900 Westpark Drive, which is under redevelopment.

Minimum base rent increased by $6.4 million in the 2014 Period primarily due to acquisitions ($5.7 million) and higher occupancy ($2.1 million) and rental rates ($1.1 million) at same-store properties, partially offset by lower occupancy ($2.2 million) at 7900 Westpark Drive, which is under redevelopment.

Recoveries from Tenants: Recoveries from tenants increased by $0.6 million in the 2014 Quarter primarily due to acquisitions ($1.0 million), partially offset by lower reimbursements for real estate taxes ($0.2 million) at same-store properties.

Recoveries from tenants increased by $2.1 million in the 2014 Period primarily due to higher reimbursements for operating expenses at same-store properties ($1.4 million) and to acquisitions ($1.1 million), partially offset by lower reimbursements ($0.3 million) at 7900 Westpark Drive, which is under redevelopment.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.5 million in the 2014 Quarter primarily due to lower net provisions in the office ($0.3 million) and retail ($0.2 million) segments.

Provisions for doubtful accounts decreased by $0.8 million in the 2014 Period primarily due to lower net provisions in the office ($0.4 million) and retail ($0.4 million) segments.

Lease Termination Fees: Lease termination fees increased by $0.2 million in the 2014 Quarter due to lease terminations in the office segment.

Lease termination fees increased by $0.6 million in the 2014 Period due to lease terminations in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.4 million in the 2014 Quarter primarily due to acquisitions.

Parking and other tenant charges increased by $0.6 million in the 2014 Period primarily due to acquisitions ($0.4 million) and higher parking income at same-store properties ($0.1 million).

Occupancy by segment for properties classified as continuing operations as of June 30, 2014 and 2013 was as follows:

	As of June 30,
	2014	2013	Change
Office	86.2%	86.3%	(0.1)%
Retail	94.2%	93.2%	1.0%
Multifamily	93.7%	93.1%	0.6%
Total	90.1%	89.6%	0.5%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Property operating expenses	$17,448	$16,344	$1,104	6.8%	$36,003	$32,017	$3,986	12.4%
Real estate taxes	8,080	7,326	754	10.3%	15,867	14,207	1,660	11.7%
	$25,528	$23,670	$1,858	7.8%	$51,870	$46,224	$5,646	12.2%

Real estate expenses as a percentage of revenue were 35.3% and 35.9% for the 2014 and 2013 Quarters, respectively, and 36.8% and 35.4% for the 2014 and 2013 Periods, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased by $1.1 million in the 2014 Quarter primarily due to acquisitions ($1.4 million), partially offset by higher recoveries of bad debt ($0.2 million).
Property operating expenses increased by $4.0 million in the 2014 Period primarily due to acquisitions ($1.9 million) and higher utilities ($1.5 million) and snow removal ($0.7 million) expenses at same-store properties.
Real Estate Taxes: Real estate taxes increased by $0.8 million in the 2014 Quarter primarily due to acquisitions ($1.0 million), partially offset by lower assessments ($0.2 million) at same-store properties.
Real estate taxes increased by $1.7 million in the 2014 Period primarily due to acquisitions ($1.1 million) and higher assessments ($0.5 million) at same-store properties.

Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Depreciation and amortization	$24,401	$21,037	$3,364	16.0%	$47,154	$42,160	$4,994	11.8%
Interest expense	14,985	15,824	(839)	(5.3)%	29,515	32,014	(2,499)	(7.8)%
Acquisition costs	1,933	87	1,846	2,121.8%	4,978	300	4,678	1,559.3%
General and administrative	4,828	4,005	823	20.5%	9,257	7,867	1,390	17.7%
	$46,147	$40,953	$5,194	12.7%	$90,904	$82,341	$8,563	10.4%

Depreciation and amortization: Depreciation and amortization increased by $3.4 million and $5.0 million in the 2014 Quarter and Period, respectively, primarily due to acquisitions.
Interest Expense: Interest expense by debt type for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Notes payable	$9,302	$10,647	$(1,345)	(12.6)%	$18,824	$21,891	$(3,067)	(14.0)%
Mortgages	5,554	4,526	1,028	22.7%	10,368	9,074	1,294	14.3%
Lines of credit	590	841	(251)	(29.8)%	1,177	1,532	(355)	(23.2)%
Capitalized interest	(461)	(190)	(271)	142.6%	(854)	(483)	(371)	76.8%
Total	$14,985	$15,824	$(839)	(5.3)%	$29,515	$32,014	$(2,499)	(7.8)%

Interest expense from notes payable decreased in the 2014 Quarter and Period primarily due to the repayment of $100.0 million of 5.25% unsecured notes in January 2014 and the repayment of $60.0 million of 5.125% notes in March 2013. Interest expense from mortgage notes increased primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building during the first quarter of 2014. Interest expense from our unsecured lines of credit decreased due to no borrowings during 2014. Capitalized interest increased because of higher expenditures on the development project at 650 North Glebe Road and the redevelopment project at 7900 Westpark Drive.

Acquisition Costs: Acquisition costs increased by $1.8 million in the 2014 Quarter primarily due to closing on the acquisition of 1775 Eye Street, NW.

Acquisition costs increased by $4.7 million in the 2014 Period primarily due to closing on the acquisitions of Yale West, The Army Navy Club Building and 1775 Eye Street, NW.

General and Administrative Expense: General and administrative expense increased by $0.8 million in the 2014 Quarter, primarily due to higher severance ($0.5 million) and officer long-term incentive compensation ($0.4 million) expense.

General and administrative expense increased by $1.4 million in the 2014 Period, primarily due to higher severance ($0.6 million) and officer long-term incentive compensation ($0.7 million) expense.

Discontinued Operations
Operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenues	$—	$12,357	$(12,357)	(100.0)%	$892	$25,068	$(24,176)	(96.4)%
Property expenses	—	(3,759)	3,759	(100.0)%	(346)	(8,457)	8,111	(95.9)%
Depreciation and amortization	—	(4,545)	4,545	(100.0)%	—	(8,947)	8,947	(100.0)%
Interest expense	—	(328)	328	(100.0)%	—	(656)	656	(100.0)%
Total	$—	$3,725	$(3,725)	(100.0)%	$546	$7,008	$(6,462)	(92.2)%

The decrease in income from discontinued operations is primarily due to the sale of the Medical Office Portfolio in January 2014 and November 2013 (see note 3 to the consolidated financial statements).
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

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$64,348	$62,485	$1,863	3.0%
Non-same-store(1)	7,906	3,430	4,476	130.5%
Total real estate rental revenue	$72,254	$65,915	$6,339	9.6%
Real Estate Expenses
Same-store	$21,845	$22,428	$(583)	(2.6)%
Non-same-store(1)	3,683	1,242	2,441	196.5%
Total real estate expenses	$25,528	$23,670	$1,858	7.8%
NOI
Same-store	$42,503	$40,057	$2,446	6.1%
Non-same-store(1)	4,223	2,188	2,035	93.0%
Total NOI	$46,726	$42,245	$4,481	10.6%
Reconciliation to Net Income
NOI	$46,726	$42,245
Depreciation and amortization	(24,401)	(21,037)
Gain on sale of real estate (classified as continuing operations)	570	—
General and administrative expenses	(4,828)	(4,005)
Interest expense	(14,985)	(15,824)
Other income	219	246
Acquisition costs	(1,933)	(87)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	3,725
Loss on sale of real estate	(288)	—
Net income	1,080	5,263
Less: Net loss attributable to noncontrolling interests	7	—
Net income attributable to the controlling interests	$1,087	$5,263

(1)Non-same-store properties classified as continuing operations include:
2014 Multifamily acquisition – Yale West
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail disposition – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive

(2)    Sold and held for sale properties classified as discontinued operations include:
2014 sold - Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
2013 sold - Atrium Building and Medical Office Portfolio Transactions I and II (see note 3 to the consolidated financial statements)
Real estate rental revenue from same-store properties increased by $1.9 million in the 2014 Quarter primarily due to higher occupancy ($1.5 million), higher rental rates ($0.5 million) and lower reserves for uncollectible revenue ($0.5 million), partially offset by higher rent abatements ($0.4 million) and lower reimbursements of real estate taxes ($0.2 million).
Real estate expenses from same-store properties decreased by $0.6 million in the 2014 Quarter primarily due to higher recoveries of previously reserved receivables ($0.2 million) and lower real estate taxes ($0.2 million).

	As of June 30,
Occupancy	2014	2013
Same-store	92.6%	90.0%
Non-same-store	71.3%	84.1%
Total	90.1%	89.6%
Same-store occupancy increased to 92.6%, with increases in all segments. The decrease in non-same-store occupancy is primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 49.8% of the commercial square footage expiring was renewed as compared to 65.8% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 221,889 commercial square feet at an average rental rate of $34.39 per square foot, an increase of 8.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $41.46 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$36,374	$34,838	$1,536	4.4%
Non-same-store(1)	5,502	3,397	2,105	62.0%
Total real estate rental revenue	$41,876	$38,235	$3,641	9.5%
Real Estate Expenses
Same-store	$13,162	$13,342	$(180)	(1.3)%
Non-same-store(1)	2,655	1,239	1,416	114.3%
Total real estate expenses	$15,817	$14,581	$1,236	8.5%
NOI
Same-store	$23,212	$21,496	$1,716	8.0%
Non-same-store(1)	2,847	2,158	689	31.9%
Total NOI	$26,059	$23,654	$2,405	10.2%
(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment property – 7900 Westpark Drive
Real estate rental revenue from same-store properties increased by $1.5 million in the 2014 Quarter primarily due to higher occupancy ($1.2 million), higher rental rates ($0.5 million) and lower reserves for uncollectible revenue ($0.3 million), partially offset by higher rent abatements ($0.4 million).
Real estate expenses from same-store properties decreased by $0.2 million primarily due to lower real estate taxes.

	As of June 30,
Occupancy	2014	2013
Same-store	90.6%	86.4%
Non-same-store	64.4%	84.0%
Total	86.2%	86.3%
Same-store occupancy increased to 90.6% primarily due to higher occupancy at 2000 M Street and Braddock Metro Center. Non-same-store occupancy decreased to 64.4% primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 48.9% of the square footage that expired was renewed compared to 50.5% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed new leases (excluding leases at properties classified as held for sale) for 179,053 square feet of office space at an average rental rate of $35.96 per square foot, an increase of 9.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $40.53 per square foot.
Retail Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,748	$14,248	$500	3.5%
Non-same-store(1)	11	33	(22)	(66.7)%
Total real estate rental revenue	$14,759	$14,281	$478	3.3%
Real Estate Expenses
Same-store	$3,231	$3,580	$(349)	(9.7)%
Non-same-store(1)	6	3	3	100.0%
Total real estate expenses	$3,237	$3,583	$(346)	(9.7)%
NOI
Same-store	$11,517	$10,668	$849	8.0%
Non-same-store(1)	5	30	(25)	(83.3)%
Total NOI	$11,522	$10,698	$824	7.7%
(1)Non-same-store properties include:
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)
Real estate rental revenue increased by $0.5 million in the 2014 Quarter primarily due to higher occupancy ($0.2 million) and lower provisions for uncollectible revenue ($0.2 million).
Real estate expenses decreased by $0.3 million in the 2014 Quarter primarily due to higher recoveries of previously reserved receivables.

	As of June 30,
Occupancy	2014	2013
Same-store	94.2%	93.2%
Non-same-store	N/A	100.0%
Total	94.2%	93.2%
Same-store occupancy increased to 94.2% primarily due to higher occupancy at the Montgomery Village Center and Montrose Shopping Center. During the 2014 Quarter, 100.0% of the square footage that expired was renewed compared to 84.6% in the 2013 Quarter. During the 2014 Quarter, we executed new leases for 42,836 square feet of retail space at an average rental rate of $29.24, an increase of 3.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $45.37 per square foot.

Multifamily Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$13,226	$13,399	$(173)	(1.3)%
Non-same-store(1)	2,393	—	2,393	N/A
Total real estate rental revenue	$15,619	$13,399	$2,220	16.6%
Real Estate Expenses
Same-store	$5,452	$5,506	$(54)	(1.0)%
Non-same-store(1)	1,022	—	1,022	N/A
Total real estate expenses	$6,474	$5,506	$968	17.6%
NOI
Same-store	$7,774	$7,893	$(119)	(1.5)%
Non-same-store(1)	1,371	—	1,371	N/A
Total NOI	$9,145	$7,893	$1,252	15.9%

(1)Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2013 Multifamily acquisition – The Paramount

Real estate rental revenue decreased by $0.2 million in the 2014 Quarter primarily due to lower reimbursements ($0.1 million) and higher rent abatements ($0.1 million).
Real estate expenses decreased by $0.1 million in the 2014 Quarter primarily due to lower utilities expense.

	As of June 30,
Occupancy	2014	2013
Same-store	94.3%	93.1%
Non-same-store	89.3%	N/A
Total	93.7%	93.1%
Same-store occupancy increased to 94.3% primarily due to higher occupancy at the Kenmore and Bennett Park, partially offset by lower occupancy at Munson Hill Towers.

2014 Period Compared to 2013 Period
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2014 Period compared to the 2013 Period (in thousands).

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$128,474	$123,677	$4,797	3.9%
Non-same-store(1)	12,391	6,798	5,593	82.3%
Total real estate rental revenue	$140,865	$130,475	$10,390	8.0%
Real Estate Expenses
Same-store	$46,158	$43,653	$2,505	5.7%
Non-same-store(1)	5,712	2,571	3,141	122.2%
Total real estate expenses	$51,870	$46,224	$5,646	12.2%
NOI
Same-store	$82,316	$80,024	$2,292	2.9%
Non-same-store(1)	6,679	4,227	2,452	58.0%
Total NOI	$88,995	$84,251	$4,744	5.6%
Reconciliation to Net Income
NOI	$88,995	$84,251
Depreciation and amortization	(47,154)	(42,160)
Gain on sale of real estate (classified as continuing operations)	570	—
General and administrative expenses	(9,257)	(7,867)
Interest expense	(29,515)	(32,014)
Other income	442	485
Acquisition costs	(4,978)	(300)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	546	7,008
Gain on sale of real estate	105,985	3,195
Net income	105,634	12,598
Less: Net loss attributable to noncontrolling interests	7	—
Net income attributable to the controlling interests	$105,641	$12,598

(1)Non-same-store properties classified as continuing operations include:
2014 Multifamily acquisition – Yale West
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail disposition – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive

(2)    Sold properties classified as discontinued operations include:
2014 sold - Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
2013 sold - Atrium Building and Medical Office Portfolio Transactions I and II (see note 3 to the consolidated financial statements)
Real estate rental revenue from same-store properties increased by $4.8 million in the 2014 Period primarily due to higher occupancy ($2.1 million), higher reimbursements ($1.2 million), higher rental rates ($1.1 million), lower reserves for uncollectible revenue ($0.8 million) and higher lease termination fees ($0.4 million), partially offset by higher rent abatements ($0.8 million).
Real estate expenses from same-store properties increased by $2.5 million in the 2014 Period primarily due to higher utilities ($1.5 million) and snow removal ($0.9 million) expenses.

During the 2014 Period, 65.1% of the commercial square footage expiring was renewed as compared to 69.2% in the 2013 Period, excluding properties sold or classified as held for sale. During the 2014 Period, we executed new leases for 381,867 commercial square feet at an average rental rate of $34.12 per square foot, an increase of 10.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $39.38 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$72,575	$68,897	$3,678	5.3%
Non-same-store(1)	8,365	6,731	1,634	24.3%
Total real estate rental revenue	$80,940	$75,628	$5,312	7.0%
Real Estate Expenses
Same-store	$27,526	$25,620	$1,906	7.4%
Non-same-store(1)	3,987	2,560	1,427	55.7%
Total real estate expenses	$31,513	$28,180	$3,333	11.8%
NOI
Same-store	$45,049	$43,277	$1,772	4.1%
Non-same-store(1)	4,378	4,171	207	5.0%
Total NOI	$49,427	$47,448	$1,979	4.2%
(1)Non-same-store properties include:
2014 acquisition – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment property – 7900 Westpark Drive
Real estate rental revenue from same-store properties increased by $3.7 million in the 2014 Period primarily due to higher occupancy ($1.8 million), higher rental rates ($0.9 million), higher reimbursements for operating expenses ($0.9 million) and lower provisions for uncollectible revenue ($0.4 million), partially offset by higher rent abatements ($0.6 million).
Real estate expenses from same-store properties increased by $1.9 million primarily due to higher utilities expenses ($1.3 million), real estate taxes ($0.2 million) and snow removal expenses ($0.1 million).
During the 2014 Period, 62.4% of the square footage that expired was renewed compared to 53.3% in the 2013 Period, excluding properties sold or classified as held for sale. During the 2014 Period, we executed new leases for 282,988 square feet of office space at an average rental rate of $35.66 per square foot, an increase of 10.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $44.67 per square foot.

Retail Segment:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$29,338	$28,048	$1,290	4.6%
Non-same-store(1)	46	67	(21)	(31.3)%
Total real estate rental revenue	$29,384	$28,115	$1,269	4.5%
Real Estate Expenses
Same-store	$7,448	$7,137	$311	4.4%
Non-same-store(1)	20	11	9	81.8%
Total real estate expenses	$7,468	$7,148	$320	4.5%
NOI
Same-store	$21,890	$20,911	$979	4.7%
Non-same-store(1)	26	56	(30)	(53.6)%
Total NOI	$21,916	$20,967	$949	4.5%
(1)Non-same-store properties include:
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)
Real estate rental revenue from same-store properties increased by $1.3 million in the 2014 Period primarily due to higher reimbursements for operating expenses ($0.5 million), lower provisions for uncollectible revenue ($0.4 million) and higher occupancy ($0.3 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2014 Period primarily due to higher snow removal expenses ($0.7 million) and real estate taxes ($0.1 million), partially offset by higher recoveries of bad debt ($0.6 million).
During the 2014 Period, 93.9% of the square footage that expired was renewed compared to 88.7% in the 2013 Period. During the 2014 Period, we executed new leases for 98,879 square feet of retail space at an average rental rate of $30.15, an increase of 11.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $24.25 per square foot.

Multifamily Segment:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$26,561	$26,732	$(171)	(0.6)%
Non-same-store(1)	3,980	—	3,980	N/A
Total real estate rental revenue	$30,541	$26,732	$3,809	14.2%
Real Estate Expenses
Same-store	$11,184	$10,896	$288	2.6%
Non-same-store(1)	1,705	—	1,705	N/A
Total real estate expenses	$12,889	$10,896	$1,993	18.3%
NOI
Same-store	$15,377	$15,836	$(459)	(2.9)%
Non-same-store(1)	2,275	—	2,275	N/A
Total NOI	$17,652	$15,836	$1,816	11.5%

(1)Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2013 Multifamily acquisition – The Paramount

Real estate rental revenue from same-store properties decreased by $0.2 million in the 2014 Period primarily due to higher rent abatements ($0.2 million) and lower occupancy ($0.1 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2014 Period primarily due to higher utilities ($0.2 million) and snow removal ($0.1 million) expenses.

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

•	Approximately $45.0 - $50.0 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2014, offset by proceeds from property dispositions.

Debt Financing
Our total debt at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Mortgage notes payable	$406,975	$294,671
Lines of credit	—	—
Notes payable	746,956	846,703
	$1,153,931	$1,141,374
Mortgage Notes Payable
At June 30, 2014, our $407.0 million in mortgage notes payable, which include $4.0 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.3% and had an estimated weighted average maturity of 3.6 years. We may either assume mortgage debt from time-to-time in conjunction with property acquisitions or initiate mortgage debt on existing properties.
Lines of Credit
Our primary external sources of liquidity are our two revolving credit facilities. Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. Credit Facility No. 2 is a four-year, $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had no borrowings outstanding as of June 30, 2014 related to either credit facility.
Our unsecured credit facilities contain financial and other covenants with which we must comply. Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2014, we were in compliance with our loan covenants.
Notes Payable
We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.
As of June 30, 2014, our unsecured notes have maturities ranging from May 2015 through February 2028, as follows (in thousands):

5.35% notes due 2015	$150,000
4.95% notes due 2020	250,000
3.95% notes due 2022	300,000
7.25% notes due 2028	50,000
$750,000
Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2014, we were in compliance with our unsecured notes covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.6 million shares were outstanding at June 30, 2014.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes. As of June 30, 2014, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2014 Period.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2014, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Common dividends	$20,043	$20,065	$(22)	(0.1)%	$40,134	$40,099	$35	0.1%
Distributions to noncontrolling interests	1,784	—	1,784	N/A	1,784	—	1,784	N/A
	$21,827	$20,065	$1,762	8.8%	$41,918	$40,099	$1,819	4.5%
The $1.8 million distribution to noncontrolling interests is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2014	2013	$	%
Net cash provided by operating activities	$39.1	$63.0	$(23.9)	(37.9)%
Net cash used in investing activities	(7.2)	(20.4)	13.2	(64.7)%
Net used in financing activities	(139.3)	(56.0)	(83.3)	148.8%
Cash provided by operating activities decreased primarily due to the loss of income from properties sold as part of the Medical Office Portfolio and higher acquisition costs.

Cash used in investing activities decreased primarily because the higher volume of acquisitions in the 2014 Period was partially offset by closing on Purchase and Sale Agreements #3 and #4 of the Medical Office Portfolio sale.
Cash used in financing activities increased primarily due to the repayment of the remaining $100.0 million of our 5.25% unsecured notes during the 2014 Quarter.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Earnings to fixed charges (1)	1.06	x	1.08	x	0.94	x	1.06	x
Debt service coverage	2.54	x	2.78	x	2.43	x	2.73	x
(1) Due to Washington REIT's loss from continuing operations during the 2014 Period, the earnings to fixed charges ratio was less than 1:1. Washington REIT must have generated additional earnings of $1.7 million in the 2014 Period to achieve a ratio of 1:1.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to the controlling interests	$1,087	$5,263	$105,641	$12,598
Adjustments:
Depreciation and amortization	24,401	21,037	47,154	42,160
Net gain on sale of real estate	(282)	—	(106,555)	(3,195)
Income from operations of properties sold or held for sale	—	(3,725)	(546)	(7,008)
Funds from continuing operations	25,206	22,575	45,694	44,555
Discontinued operations:
Income from operations of properties sold or held for sale	—	3,725	546	7,008
Depreciation and amortization	—	4,545	—	8,946
Funds from discontinued operations	—	8,270	546	15,954
FFO as defined by NAREIT	$25,206	$30,845	$46,240	$60,509
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

On August 4, 2014, the Board of Trustees and Compensation Committee of Washington Real Estate Investment Trust (“Washington REIT”) adopted an Executive Officer Severance Pay Plan (the “Severance Plan”) to provide specified benefits to executive officers in the event of their termination of employment from Washington REIT.
Under the Severance Plan, in the event of a qualifying termination of employment of an executive officer, the executive officer will be entitled to receive severance pay in accordance with the following matrix -

Weeks of Severance Pay
	Base Salary
Years of Service	$170K but less than $225K	$225K or more
Less than 1	12	14
1-4	16	18
5	18	20
6	20	22
7	22	24
8	24	26
9	26	28
10	28	30
11	30	32
12	32	34
13	34	36
14	36	38
15	38	40
16	40	42
17	42	44
18	44	46
19	46	48
20	48	50
21	50	52
22 or more	52	52

In addition to the severance pay set forth above, under the Severance Plan each executive officer will also be entitled to receive a severance benefit comprised of ongoing payment from Washington REIT equal to the employer portion of current medical, dental and vision elections for the period of severance (or, if less, the applicable COBRA payment). Any severance pay and severance benefits described above will be subject to applicable payroll and tax withholding.
Under the Severance Plan, for an executive officer to be eligible for severance pay and severance benefits, the termination of such executive officer must be by Washington REIT without “Cause” (as defined in Washington REIT’s short-term incentive plan) or by resignation of the executive officer for “Good Reason” (as defined in Washington REIT’s short-term incentive plan). Washington REIT also has the discretion under the Severance Plan to pay severance pay and benefits in other involuntary termination scenarios and to pay supplemental severance pay. In all cases, the executive officer must execute and not revoke Washington REIT’s standard form of separation agreement applicable to executive officers in order to receive severance pay and benefits.
Washington REIT will be required to make the severance payment in a lump-sum on or before March 15 of the calendar year following the calendar year in which the executive officer is terminated, but such portion of the payments (if any) that would constitute deferred compensation under Section 409A of the Internal Revenue Code will not be paid until at least six months after the executive officer’s termination.
The severance pay and severance benefits under the Severance Plan are in addition to, and not in lieu of, any applicable equity vesting, acceleration of payment or other benefits that may exist under Washington REIT’s long-term incentive plan, short-term incentive plan, supplemental executive retirement plan and other compensation plans. If the executive officer is entitled to severance payments under a Change in Control Agreement with Washington REIT, then the executive officer will not also receive payment under the Severance Plan. In addition, for the President and Chief Executive Officer, he will be entitled to the severance payments under the Severance Plan or his employment letter with Washington REIT, whichever is greater. The Severance Plan defines participating executive officers to be officers at the level of President and Chief Executive Officer, Executive Vice President or Senior Vice President.
ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.50*	Long Term Incentive Plan (effective January 1, 2014)					X
10.51*	Amendment to Short Term Incentive Plan (effective January 1, 2014)					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President Accounting and Administration (Principal Accounting Officer)

/s/ William T. Camp
William T. Camp
Executive Vice President and Chief Financial Officer (Principal Finance Officer)

DATE: August 5, 2014