Form 10-Q
period 2014-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2014-10-31
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 28, 2014, 66,661,627 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Land	$519,859	$426,575
Income producing property	1,867,752	1,675,652
	2,387,611	2,102,227
Accumulated depreciation and amortization	(620,279)	(565,342)
Net income producing property	1,767,332	1,536,885
Properties under development or held for future development	99,500	61,315
Total real estate held for investment, net	1,866,832	1,598,200
Investment in real estate sold or held for sale, net	—	79,901
Cash and cash equivalents	8,571	130,343
Restricted cash	9,496	9,189
Rents and other receivables, net of allowance for doubtful accounts of $5,519 and $6,783, respectively	58,135	48,756
Prepaid expenses and other assets	116,345	105,004
Other assets related to properties sold or held for sale	—	4,100
Total assets	$2,059,379	$1,975,493
Liabilities
Notes payable	$747,082	$846,703
Mortgage notes payable	413,330	294,671
Lines of credit	5,000	—
Accounts payable and other liabilities	64,153	51,742
Advance rents	12,211	13,529
Tenant security deposits	8,625	7,869
Liabilities related to properties sold or held for sale	—	1,533
Total liabilities	1,250,401	1,216,047
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 66,663 and 66,531 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	667	665
Additional paid in capital	1,153,344	1,151,174
Distributions in excess of net income	(347,724)	(396,880)
Total shareholders’ equity	806,287	754,959
Noncontrolling interests in subsidiaries	2,691	4,487
Total equity	808,978	759,446
Total liabilities and equity	$2,059,379	$1,975,493

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Real estate rental revenue	$73,413	$65,828	$214,278	$196,303
Expenses
Real estate expenses	25,914	23,243	77,784	69,467
Depreciation and amortization	24,354	21,168	71,508	63,328
Acquisition costs	69	148	5,047	448
General and administrative	4,523	3,850	13,780	11,717
	54,860	48,409	168,119	144,960
Other operating income
Gain on sale of real estate	—	—	570	—
Real estate operating income	18,553	17,419	46,729	51,343
Other income (expense)
Interest expense	(15,087)	(15,930)	(44,602)	(47,944)
Other income	192	220	634	705
	(14,895)	(15,710)	(43,968)	(47,239)
Income from continuing operations	3,658	1,709	2,761	4,104
Discontinued operations:
Income from operations of properties sold or held for sale	—	4,131	546	11,139
Gain on sale of real estate	—	—	105,985	3,195
Net income	3,658	5,840	109,292	18,438
Less: Net loss attributable to noncontrolling interests in subsidiaries	10	—	17	—
Net income attributable to the controlling interests	$3,668	$5,840	$109,309	$18,438
Basic net income per share:
Continuing operations	$0.05	$0.03	$0.04	$0.06
Discontinued operations	—	0.06	1.59	0.21
Net income per share	$0.05	$0.09	$1.63	$0.27
Diluted net income per share:
Continuing operations	$0.05	$0.03	$0.04	$0.06
Discontinued operations	—	0.06	1.59	0.21
Net income per share	$0.05	$0.09	$1.63	$0.27
Weighted average shares outstanding – basic	66,738	66,410	66,725	66,403
Weighted average shares outstanding – diluted	66,790	66,561	66,760	66,545
Dividends declared per share	$0.3000	$0.3000	$0.9000	$0.9000

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	66,531	$665	$1,151,174	$(396,880)	$754,959	$4,487	$759,446
Net income attributable to the controlling interests	—	—	—	109,309	109,309	—	109,309
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(17)	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(1,784)	(1,784)
Contributions from noncontrolling interests	—	—	—	—	—	5	5
Dividends	—	—	—	(60,153)	(60,153)	—	(60,153)
Share grants, net of share grant amortization and forfeitures	132	2	2,170	—	2,172	—	2,172
Balance, September 30, 2014	66,663	$667	$1,153,344	$(347,724)	$806,287	$2,691	$808,978

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$109,292	$18,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	71,508	75,489
Provision for losses on accounts receivable	1,335	3,012
Gain on sale of real estate	(106,555)	(3,195)
Amortization of share grants, net	3,835	3,615
Amortization of debt premiums, discounts and related financing costs	2,730	2,980
Changes in operating other assets	(16,255)	(8,856)
Changes in operating other liabilities	(3,013)	2,002
Net cash provided by operating activities	62,877	93,485
Cash flows from investing activities
Real estate acquisitions, net	(154,126)	—
Net cash received for sale of real estate	190,864	15,161
Capital improvements to real estate	(41,945)	(39,348)
Development in progress	(28,363)	(9,385)
Real estate deposits, net	(2,500)	(6,800)
Cash held in replacement reserve escrows	(550)	—
Non-real estate capital improvements	(44)	(125)
Net cash used in investing activities	(36,664)	(40,497)
Cash flows from financing activities
Line of credit borrowings, net	5,000	85,000
Dividends paid	(60,153)	(60,132)
Contributions from noncontrolling interests	5	390
Distributions to noncontrolling interests	(3,454)	—
Payment of financing costs	(660)	—
Principal payments – mortgage notes payable	(2,860)	(32,461)
Borrowings under construction loan	14,137	3,033
Notes payable repayments	(100,000)	(60,000)
Net cash used in financing activities	(147,985)	(64,170)
Net decrease in cash and cash equivalents	(121,772)	(11,182)
Cash and cash equivalents at beginning of period	130,343	19,105
Cash and cash equivalents at end of period	$8,571	$7,923
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$36,770	$42,075
Cash paid for income taxes, net of refunds	156	—
Decrease in accrued capital improvements and development costs	10,860	2,978
Mortgage notes payable assumed in connection with the acquisition of real estate	100,861	—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are required to distribute 90% of our ordinary taxable income to our shareholders. When selling properties, we have the option of (a) reinvesting the sales proceeds of properties sold, allowing for a deferral of income taxes on the sale, (b) paying out capital gains to the shareholders with no tax to Washington REIT or (c) treating the capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders. During the first quarter of 2014, we closed on Transactions III (for the sale of Woodburn Medical Park I and II) and IV (for the sale of Prosperity Medical Center I, II and III) of the Medical Office Portfolio sale for an aggregate contract sales price of $193.6 million. We have reinvested a portion of the Medical Office Portfolio sales proceeds in replacement properties through deferred tax exchanges.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates or as calculated under the alternative minimum tax, as appropriate. There were no material income tax provisions or material net deferred income tax items for our TRSs for the three and nine months ended September 30, 2014 and 2013.
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
Within these notes to the financial statements, we refer to the three months ended September 30, 2014 and September 30, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively, and the nine months ended September 30, 2014 and September 30, 2013 as the “2014 Period” and the “2013 Period,” respectively.
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
NOTE 3: REAL ESTATE

Acquisitions

Washington REIT acquired the following properties during the 2014 Period:

			Rentable	Contract Purchase Price
Acquisition Date	Property Name	Type	Square Feet	(in thousands)
February 21, 2014	Yale West (216 units)	Multifamily	N/A	$73,000
March 26, 2014	The Army Navy Club Building	Office	108,000	79,000
May 1, 2014	1775 Eye Street, NW	Office	185,000	104,500
			293,000	$256,500

The results of operations from the acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our 2014 acquisitions are as follows (amounts in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Real estate rental revenue	$5,089	$10,444
Net loss	(640)	(2,752)

We record the acquired physical assets (land, building and tenant improvements), and in-place leases (absorption, tenant origination costs, leasing commissions and net lease intangible assets/liabilities), and any other assets or liabilities at their fair values.

We have recorded the total purchase price of the above acquisitions as follows (in thousands):

Land	$93,567
Buildings	141,456
Tenant origination costs	8,354
Leasing commissions/absorption costs	12,847
Net lease intangible assets	7,331
Net lease intangible liabilities	(2,122)
Fair value of assumed mortgages	(107,125)
Furniture fixtures and equipment	932
Total	$155,240

The weighted remaining average life for the 2014 acquisition components above, other than land and building, are 71 months for tenant origination costs, 54 months for leasing commissions/absorption costs, 72 months for net lease intangible assets and 82 months for net lease intangible liabilities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real estate rental revenue	$73,413	$71,004	$219,192	$211,662
Income from continuing operations	3,668	477	1,960	449
Net income	3,668	4,608	108,492	14,783
Diluted earnings per share	0.05	0.07	1.62	0.22
Redevelopment
In the office segment, we have an active redevelopment project to renovate 7900 Westpark Drive. Our total investment in the renovation at 7900 Westpark Drive is expected to be $35.0 million. As of September 30, 2014 and December 31, 2013, we had invested $18.4 million and $3.6 million, respectively, in the renovation. We anticipate completion during the first quarter of 2015.

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

We include the joint venture land acquisitions on our consolidated balance sheets in properties under development or held for future development. As of September 30, 2014 and December 31, 2013, the land and capitalized development costs are as follows (in thousands):

	September 30, 2014	December 31, 2013
The Maxwell	$47,084	$27,343
1225 First Street	20,807	20,788

As of September 30, 2014 and December 31, 2013, the accounts payable and accrued liabilities related to the joint ventures are as follows (in thousands):

	September 30, 2014	December 31, 2013
The Maxwell	$6,253	$1,785
1225 First Street	76	39

On February 21, 2013, Washington REIT, through its consolidated joint venture to develop The Maxwell, entered into a construction loan agreement with Citizens Bank for $33.0 million. The loan bears interest at LIBOR plus 2.15%, which decreases to LIBOR plus 2.0% upon completion of construction and the joint venture not being in default. The loan matures on February 21, 2016, with two one year extension options exercisable by the joint venture, subject to fees and compliance with certain provisions in the loan agreement. As of September 30, 2014 and December 31, 2013, the consolidated joint venture had $21.4 million and $7.3 million, respectively, outstanding on this construction loan agreement.

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

The results of our medical office segment are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real estate rental revenue	$—	$10,889	$892	$32,928
Net income	—	3,820	546	10,080
Basic net income per share	—	0.06	0.01	0.15
Diluted net income per share	—	0.06	0.01	0.15

We sold the following properties in 2014 and 2013:

Property Name	Segment	Rentable Square Feet	Contract Purchase Price (in thousands)	Gain on Sale (in thousands)
Medical Office Portfolio Transactions III & IV (1)	Medical Office	427,000	$193,561	$105,985
5740 Columbia Road (2)	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (3)	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

(1)	Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

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

As of September 30, 2014 and December 31, 2013, investment in real estate for properties sold or held for sale, all of which were in the medical office segment, was as follows (in thousands):

	September 30, 2014	December 31, 2013
Investment in real estate sold or held for sale	$—	$125,967
Less accumulated depreciation	—	(46,066)
Investment in real estate sold or held for sale, net	$—	$79,901
Income from operations of properties sold or held for sale for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real estate rental revenue	$—	$12,073	$892	$37,141
Real estate expenses	—	(4,398)	(346)	(12,856)
Depreciation and amortization	—	(3,215)	—	(12,161)
Interest expense	—	(329)	—	(985)
Income from operations of properties sold or held for sale	$—	$4,131	$546	$11,139

Income from operations of properties sold or held for sale by property for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Property	Segment	2014	2013	2014	2013
Atrium Building	Office	$—	$—	$—	$185
Medical Office Portfolio	Medical Office / Office	—	4,131	546	10,954
		$—	$4,131	$546	$11,139

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
NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of September 30, 2014, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments.
The amounts of these lines of credit unused and available at September 30, 2014 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	(5,000)	—
Unused and available	$95,000	$400,000

We executed borrowings on the unsecured lines of credit during the 2014 Period as follows (in thousands):

Credit Facility No. 1
Balance at December 31, 2013	$—
Borrowings	5,000
Balance at September 30, 2014	$5,000
NOTE 6: NOTES PAYABLE
We repaid without penalty $100.0 million of our 5.25% unsecured notes on their due date of January 15, 2014, using proceeds from the sale of the Medical Office Portfolio.
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

Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.3 million and $1.2 million for the 2014 and 2013 Quarters, respectively, and $3.8 million and $3.6 million for the 2014 and 2013 Periods, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.0 million and $0.7 million for the 2014 and 2013 Periods, respectively.

The total unvested restricted share awards at September 30, 2014 was 207,082 shares, which had a weighted average grant date fair value of $25.37 per share. As of September 30, 2014, the total compensation cost related to unvested restricted share awards was $1.7 million, which we expect to recognize over a weighted average period of 17 months.
NOTE 8: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at September 30, 2014 and December 31, 2013 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”). We base the valuations related to this asset on the observable market values of the investments that comprise the SERP (Level 2 inputs).
The fair values of these assets at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,616	$—	$2,616	$—	$3,290	$—	$3,290	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2014 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2014.
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
As of September 30, 2014 and December 31, 2013, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,571	$8,571	$130,343	$130,343
Restricted cash	9,496	9,496	9,189	9,189
2445 M Street note	5,556	6,755	6,070	6,803
Mortgage notes payable	413,330	429,957	294,671	313,476
Lines of credit	5,000	5,000	—	—
Notes payable	747,082	782,450	846,703	856,171
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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$3,658	$1,709	$2,761	$4,104
Net loss attributable to noncontrolling interests	10	—	17	—
Allocation of earnings to unvested restricted share awards	(44)	(32)	11	(83)
Adjusted income from continuing operations attributable to the controlling interests	3,624	1,677	2,789	4,021
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	4,131	106,531	14,334
Allocation of earnings to unvested restricted share awards	—	(77)	(335)	(288)
Adjusted income from discontinuing operations attributable to the controlling interests	—	4,054	106,196	14,046
Adjusted net income attributable to the controlling interests	$3,624	$5,731	$108,985	$18,067
Denominator:
Weighted average shares outstanding – basic	66,738	66,410	66,725	66,403
Effect of dilutive securities:
Operating partnership units	—	117	—	117
Employee stock options and restricted share awards	52	34	35	25
Weighted average shares outstanding – diluted	66,790	66,561	66,760	66,545
Earnings per common share, basic:
Continuing operations	$0.05	$0.03	$0.04	$0.06
Discontinued operations	—	0.06	1.59	0.21
	$0.05	$0.09	$1.63	$0.27
Earnings per common share, diluted:
Continuing operations	$0.05	$0.03	$0.04	$0.06
Discontinued operations	—	0.06	1.59	0.21
	$0.05	$0.09	$1.63	$0.27
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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2014 and 2013 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,628	$14,825	$15,960	$—	$73,413
Real estate expenses	16,066	3,204	6,644	—	25,914
Net operating income	$26,562	$11,621	$9,316	$—	$47,499
Depreciation and amortization					(24,354)
General and administrative					(4,523)
Acquisition costs					(69)
Interest expense					(15,087)
Other income					192
Net income					3,658
Less: Net loss attributable to noncontrolling interests in subsidiaries					10
Net income attributable to the controlling interests					$3,668
Capital expenditures	$7,804	$3,037	$2,157	$3	$13,001
Total assets	$1,277,131	$341,728	$404,596	$35,924	$2,059,379

	Three Months Ended September 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,221	$—	$13,990	$13,617	$—	$65,828
Real estate expenses	14,517	—	3,207	5,519	—	23,243
Net operating income	$23,704	$—	$10,783	$8,098	$—	$42,585
Depreciation and amortization						(21,168)
Acquisition costs						(148)
General and administrative						(3,850)
Interest expense						(15,930)
Other income						220
Discontinued operations:
Income from operations of properties sold or held for sale						4,131
Net income						5,840
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$5,840
Capital expenditures	$9,535	$505	$198	$4,041	$16	$14,295
Total assets	$1,116,087	$319,928	$348,490	$258,027	$45,823	$2,088,355

	Nine Months Ended September 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$123,568	$44,209	$46,501	—	$214,278
Real estate expenses	47,579	10,672	19,533	—	77,784
Net operating income	$75,989	$33,537	$26,968	—	$136,494
Depreciation and amortization					(71,508)
General and administrative					(13,780)
Acquisition costs					(5,047)
Interest expense					(44,602)
Other income					634
Gain on sale of real estate (classified as continuing operations)					570
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					109,292
Less: Net loss attributable to noncontrolling interests in subsidiaries					17
Net income attributable to the controlling interests					109,309
Capital expenditures	$30,974	$4,157	$6,814	$44	$41,989

	Nine Months Ended September 30, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$113,849	$—	$42,105	$40,349	$—	$196,303
Real estate expenses	42,697	—	10,355	16,415	—	69,467
Net operating income	$71,152	$—	$31,750	$23,934	$—	$126,836
Depreciation and amortization						(63,328)
Acquisition costs						(448)
General and administrative						(11,717)
Interest expense						(47,944)
Other income						705
Discontinued operations:
Income from operations of properties sold or held for sale						11,139
Gain on sale of real estate						3,195
Net income						18,438
Less: Net income attributable to noncontrolling interests in subsidiaries						—
Net income attributable to the controlling interests						$18,438
Capital expenditures	$26,773	$3,035	$2,732	$6,808	$125	$39,473

NOTE 11: SUBSEQUENT EVENTS

On October 1, 2014, we closed on the purchase of Spring Valley Retail Center, a 75,000 square foot retail property in Washington, DC, for $40.5 million. We funded this acquisition with borrowings on our unsecured lines of credit. The initial accounting for the acquisition is incomplete due to the timing of the acquisition relative to the filing date of this report and, therefore, purchase price accounting and pro forma disclosures are not included.

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
We refer to the three months ended September 30, 2014 and September 30, 2013 as the “2014 Quarter” and the “2013 Quarter,” respectively, and the nine months ended September 30, 2014 and September 30, 2013 as the “2014 Period” and the “2013 Period,” respectively.
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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2014, we owned a diversified portfolio of 54 properties, totaling approximately 7.3 million square feet of commercial space and 2,890 multifamily units, and land held for development. These 54 properties consisted of 25 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Real estate rental revenue	$73,413	$65,828	$7,585	11.5%
NOI (1)	$47,499	$42,585	$4,914	11.5%
Net income attributable to the controlling interests	$3,668	$5,840	$(2,172)	(37.2)%
FFO (2)	$28,022	$30,223	$(2,201)	(7.3)%

(1) See page 25 of the MD&A for reconciliations of NOI to net income.
(2) See page 35 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are primarily due to acquisitions ($4.7 million and $2.1 million, respectively)and higher real estate rental revenue and NOI from same-store properties primarily due to higher occupancy and rental rates ($2.3 million and $0.5 million, respectively). Same-store occupancy increased to 93.2% from 89.8% one year ago, with increases in all segments.

The decreases in net income attributable to the controlling interests and FFO are primarily due to the loss of income from the properties included in the Medical Office Portfolio, which was sold in stages during the fourth quarter of 2013 and the first quarter of 2014.

Investment Activity

Subsequent to the end of the 2014 Quarter, we acquired Spring Valley Retail Center, a 75,000 square foot retail property in Washington, DC, for $40.5 million and incurred acquisition costs of approximately $0.8 million. We funded the purchase price with borrowings on our unsecured lines of credit. This acquisition is consistent with our current strategy of focusing on properties inside the Washington metro region's Beltway, near major transportation nodes and in areas of strong employment drivers and superior growth demographics.

Capital Requirements
There are no debt maturities for the remainder of 2014, though we will continue to make recurring principal amortization payments. As of September 30, 2014, our unsecured lines of credit had $5.0 million in borrowings outstanding, leaving a remaining borrowing capacity of $495.0 million. Subsequent to the end of the 2014 Quarter, we executed borrowings on the unsecured lines of credit for an additional $50.0 million for the acquisition of Spring Valley Retail Center and for general corporate purposes.
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

•	The execution of new leases for 0.6 million square feet of commercial space with an average rental rate increase of 12.4% over expiring leases.
2013 Period

•
The execution of four separate contracts with a single buyer for the sale of the entire medical office segment, consisting of 17 medical office assets, and two office assets, 6565 Arlington Boulevard and Woodholme Center (both of which have significant medical office tenancy), encompassing in total approximately 1.5 million square feet. The assets sold also include land held for development at 4661 Kenmore Avenue. The sales prices under the four agreements aggregated to $500.8 million. Purchase and Sale Agreement #1 ($303.4 million of the aggregate sales price) and Purchase and Sale Agreement #2 ($3.8 million of the aggregate sales price) closed in November 2013, resulting in a gain on sale of real estate of $18.9 million. Purchase and Sale Agreement #3 ($79.0 million of the aggregate sales price) and Purchase and Sale Agreement #4 ($114.6 million of the aggregate sales price) closed in January 2014, resulting in a gain on sale of real estate of $106.0 million.

•	The disposition of the Atrium Building, a 80,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•
The execution of new leases for 1.2 million square feet of commercial space, excluding leases at properties classified as sold or held for sale, with an average rental rate increase of 9.3% over expiring leases.

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

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Minimum base rent	$62,595	$56,762	$5,833	10.3%	$181,588	$169,373	$12,215	7.2%
Recoveries from tenants	7,861	6,576	1,285	19.5%	23,496	20,159	3,337	16.6%
Provisions for doubtful accounts	(459)	(813)	354	43.5%	(1,594)	(2,725)	1,131	41.5%
Lease termination fees	24	53	(29)	(54.7)%	822	242	580	239.7%
Parking and other tenant charges	3,392	3,250	142	4.4%	9,966	9,254	712	7.7%
	$73,413	$65,828	$7,585	11.5%	$214,278	$196,303	$17,975	9.2%

Minimum Base Rent: Minimum base rent increased by $5.8 million in the 2014 Quarter primarily due to acquisitions ($4.5 million) and higher occupancy ($2.3 million) and rental rates ($0.4 million) at same-store properties, partially offset by lower occupancy ($1.4 million) at 7900 Westpark Drive, which is under redevelopment.

Minimum base rent increased by $12.2 million in the 2014 Period primarily due to acquisitions ($10.3 million) and higher occupancy ($4.4 million) and rental rates ($1.6 million) at same-store properties, partially offset by lower occupancy ($3.6 million) at 7900 Westpark Drive, which is under redevelopment, and higher abatements ($0.9 million) at same-store properties.

Recoveries from Tenants: Recoveries from tenants increased by $1.3 million in the 2014 Quarter primarily due to acquisitions ($1.1 million).

Recoveries from tenants increased by $3.3 million in the 2014 Period primarily due to acquisitions ($2.3 million) and higher reimbursements for operating expenses at same-store properties ($1.6 million), partially offset by lower reimbursements ($0.4 million) at 7900 Westpark Drive, which is under redevelopment and has lower occupancy in the 2014 Period.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.4 million in the 2014 Quarter primarily due to lower net provisions in the retail segment due to fewer tenants requiring reserves.

Provisions for doubtful accounts decreased by $1.1 million in the 2014 Period primarily due to lower net provisions in the retail ($0.7 million) and office ($0.5 million) segments due to fewer tenants requiring reserves.

Lease Termination Fees: Lease termination fees slightly decreased in 2013 Quarter and increased by $0.6 million in the 2014 Period due to lease terminations in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.1 million in the 2014 Quarter primarily due to acquisitions.

Parking and other tenant charges increased by $0.7 million in the 2014 Period primarily due to acquisitions.

Occupancy by segment for properties classified as continuing operations as of September 30, 2014 and 2013 was as follows:

	As of September 30,
	2014	2013	Change
Office	87.1%	86.4%	0.7%
Retail	94.4%	91.4%	3.0%
Multifamily	94.3%	94.1%	0.2%
Total	90.7%	89.6%	1.1%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.

A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for properties classified as continuing operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Property operating expenses	$17,516	$15,990	$1,526	9.5%	$53,519	$48,007	$5,512	11.5%
Real estate taxes	8,398	7,253	1,145	15.8%	24,265	21,460	2,805	13.1%
	$25,914	$23,243	$2,671	11.5%	$77,784	$69,467	$8,317	12.0%

Real estate expenses as a percentage of revenue were 35.3% for both the 2014 and 2013 Quarters, and 36.3% and 35.4% for the 2014 and 2013 Periods, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.5 million in the 2014 Quarter primarily due to acquisitions.
Property operating expenses increased by $5.5 million in the 2014 Period primarily due to acquisitions ($3.4 million) and higher utilities ($1.2 million) and snow removal ($0.9 million) expenses at same-store properties.
Real Estate Taxes: Real estate taxes increased by $1.1 million in the 2014 Quarter primarily due to acquisitions.
Real estate taxes increased by $2.8 million in the 2014 Period primarily due to acquisitions ($2.2 million) and higher assessments ($0.5 million) at same-store properties.

Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Depreciation and amortization	$24,354	$21,168	$3,186	15.1%	$71,508	$63,328	$8,180	12.9%
Interest expense	15,087	15,930	(843)	(5.3)%	44,602	47,944	(3,342)	(7.0)%
Acquisition costs	69	148	(79)	(53.4)%	5,047	448	4,599	1,026.6%
General and administrative	4,523	3,850	673	17.5%	13,780	11,717	2,063	17.6%
	$44,033	$41,096	$2,937	7.1%	$134,937	$123,437	$11,500	9.3%

Depreciation and amortization: Depreciation and amortization increased by $3.2 million and $8.2 million in the 2014 Quarter and Period, respectively, primarily due to acquisitions.
Interest Expense: Interest expense by debt type for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Notes payable	$9,295	$10,640	$(1,345)	(12.6)%	$28,119	$32,531	$(4,412)	(13.6)%
Mortgages	5,763	4,551	1,212	26.6%	16,131	13,625	2,506	18.4%
Lines of credit	620	863	(243)	(28.2)%	1,797	2,395	(598)	(25.0)%
Capitalized interest	(591)	(124)	(467)	376.6%	(1,445)	(607)	(838)	138.1%
Total	$15,087	$15,930	$(843)	(5.3)%	$44,602	$47,944	$(3,342)	(7.0)%

Interest expense from notes payable decreased in the 2014 Quarter and Period primarily due to the repayment of $100.0 million of 5.25% unsecured notes in January 2014 and the repayment of $60.0 million of 5.125% notes in March 2013. Interest expense from mortgage notes increased primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building during the first quarter of 2014. Interest expense from our unsecured lines of credit decreased due to lower borrowing activity during 2014. Capitalized interest increased because of additional expenditures on the development project at The Maxwell and the redevelopment project at 7900 Westpark Drive.

Acquisition Costs: Acquisition costs increased by $4.6 million in the 2014 Period primarily due to closing on the acquisitions of Yale West, The Army Navy Club Building and 1775 Eye Street, NW.

General and Administrative Expense: General and administrative expense increased by $0.7 million in the 2014 Quarter, primarily due to higher officer long-term incentive compensation ($0.4 million) and severance ($0.3 million) expense.

General and administrative expense increased by $2.1 million in the 2014 Period, primarily due to higher officer long-term incentive compensation ($1.1 million) and severance ($0.9 million) expense.
Discontinued Operations
Operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenues	$—	$12,073	$(12,073)	(100.0)%	$892	$37,141	$(36,249)	(97.6)%
Property expenses	—	(4,398)	4,398	(100.0)%	(346)	(12,856)	12,510	(97.3)%
Depreciation and amortization	—	(3,215)	3,215	(100.0)%	—	(12,161)	12,161	(100.0)%
Interest expense	—	(329)	329	(100.0)%	—	(985)	985	(100.0)%
Total	$—	$4,131	$(4,131)	(100.0)%	$546	$11,139	$(10,593)	(95.1)%

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

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$65,360	$62,477	$2,883	4.6%
Non-same-store(1)	8,053	3,351	4,702	140.3%
Total real estate rental revenue	$73,413	$65,828	$7,585	11.5%
Real Estate Expenses
Same-store	$21,984	$21,963	$21	0.1%
Non-same-store(1)	3,930	1,280	2,650	207.0%
Total real estate expenses	$25,914	$23,243	$2,671	11.5%
NOI
Same-store	$43,376	$40,514	$2,862	7.1%
Non-same-store(1)	4,123	2,071	2,052	99.1%
Total NOI	$47,499	$42,585	$4,914	11.5%
Reconciliation to Net Income
NOI	$47,499	$42,585
Depreciation and amortization	(24,354)	(21,168)
General and administrative expenses	(4,523)	(3,850)
Interest expense	(15,087)	(15,930)
Other income	192	220
Acquisition costs	(69)	(148)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	4,131
Net income	3,658	5,840
Less: Net loss attributable to noncontrolling interests	10	—
Net income attributable to the controlling interests	$3,668	$5,840

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
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive

(2)    Sold and held for sale properties classified as discontinued operations include:
2014 sold – Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
2013 sold – Medical Office Portfolio Transactions I and II (see note 3 to the consolidated financial statements)
Real estate rental revenue from same-store properties increased by $2.9 million in the 2014 Quarter primarily due to higher occupancy ($2.3 million), higher rental rates ($0.5 million) and lower reserves for uncollectible revenue ($0.4 million), partially offset by higher rent abatements ($0.4 million).
Real estate expenses from same-store properties slightly increased in the 2014 Quarter, as higher bad debt expense ($0.3 million) was offset by lower utilities expense ($0.3 million).

	As of September 30,
Occupancy	2014	2013
Same-store	93.2%	89.8%
Non-same-store	71.9%	85.2%
Total	90.7%	89.6%
Same-store occupancy increased to 93.2%, with increases in all segments. The decrease in non-same-store occupancy is primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 57.3% of the commercial square footage expiring was renewed as compared to 75.0% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed leases (excluding leases at properties classified as held for sale) for 263,042 commercial square feet at an average rental rate of $23.66 per square foot, an increase of 16.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $17.03 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$36,917	$34,903	$2,014	5.8%
Non-same-store(1)	5,711	3,318	2,393	72.1%
Total real estate rental revenue	$42,628	$38,221	$4,407	11.5%
Real Estate Expenses
Same-store	$13,252	$13,241	$11	0.1%
Non-same-store(1)	2,814	1,276	1,538	120.5%
Total real estate expenses	$16,066	$14,517	$1,549	10.7%
NOI
Same-store	$23,665	$21,662	$2,003	9.2%
Non-same-store(1)	2,897	2,042	855	41.9%
Total NOI	$26,562	$23,704	$2,858	12.1%
(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment property – 7900 Westpark Drive
Real estate rental revenue from same-store properties increased by $2.0 million in the 2014 Quarter primarily due to higher occupancy ($1.7 million) and higher rental rates ($0.5 million), partially offset by higher rent abatements ($0.4 million).
Real estate expenses from same-store properties slightly increased in the 2014 Quarter, as higher bad debt expense ($0.2 million) was offset by lower utilities expense ($0.2 million).

	As of September 30,
Occupancy	2014	2013
Same-store	91.8%	86.6%
Non-same-store	63.9%	85.1%
Total	87.1%	86.4%
Same-store occupancy increased to 91.8% primarily due to higher occupancy at 1227 25th Street, 6110 Executive Boulevard and 1901 Pennsylvania Avenue. Non-same-store occupancy decreased to 63.9% primarily due to lower occupancy at 7900 Westpark Drive, which is under redevelopment. During the 2014 Quarter, 57.4% of the square footage that expired was renewed compared to 68.8% in the 2013 Quarter, excluding properties sold or classified as held for sale. During the 2014 Quarter, we executed leases (excluding leases at properties classified as held for sale) for 82,066 square feet of office space at an average rental rate of $39.79 per square foot, an increase of 23.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $48.42 per square foot.
Retail Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,825	$13,957	$868	6.2%
Non-same-store(1)	—	33	(33)	(100.0)%
Total real estate rental revenue	$14,825	$13,990	$835	6.0%
Real Estate Expenses
Same-store	$3,204	$3,203	$1	—%
Non-same-store(1)	—	4	(4)	(100.0)%
Total real estate expenses	$3,204	$3,207	$(3)	(0.1)%
NOI
Same-store	$11,621	$10,754	$867	8.1%
Non-same-store(1)	—	29	(29)	(100.0)%
Total NOI	$11,621	$10,783	$838	7.8%
(1)Non-same-store properties include:
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)
Real estate rental revenue increased by $0.9 million in the 2014 Quarter primarily due to higher occupancy ($0.4 million), lower provisions for uncollectible revenue ($0.3 million) and higher rental rates ($0.1 million).
Real estate expenses slightly increased in the 2014 Quarter, as higher bad debt expense ($0.1 million) was offset by lower utilities expense ($0.1 million).

	As of September 30,
Occupancy	2014	2013
Same-store	94.4%	91.4%
Non-same-store	N/A	100.0%
Total	94.4%	91.4%
Same-store occupancy increased to 94.4% primarily due to higher occupancy at Bradlee Shopping Center and Westminster Shopping Center. During the 2014 Quarter, 56.7% of the square footage that expired was renewed compared to 89.8% in the 2013 Quarter. During the 2014 Quarter, we executed leases for 180,976 square feet of retail space at an average rental rate of $16.34, an increase of 9.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $2.79 per square foot.

Multifamily Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$13,618	$13,617	$1	—%
Non-same-store(1)	2,342	—	2,342	N/A
Total real estate rental revenue	$15,960	$13,617	$2,343	17.2%
Real Estate Expenses
Same-store	$5,528	$5,519	$9	0.2%
Non-same-store(1)	1,116	—	1,116	N/A
Total real estate expenses	$6,644	$5,519	$1,125	20.4%
NOI
Same-store	$8,090	$8,098	$(8)	(0.1)%
Non-same-store(1)	1,226	—	1,226	N/A
Total NOI	$9,316	$8,098	$1,218	15.0%

(1)Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2013 Multifamily acquisition – The Paramount

Real estate rental revenue slightly increased in the 2014 Quarter, as higher occupancy ($0.2 million) was offset by lower rental rates ($0.1 million).
Real estate expenses slightly increased in the 2014 Quarter primarily due to higher real estate taxes ($0.1 million).

	As of September 30,
Occupancy	2014	2013
Same-store	94.5%	94.1%
Non-same-store	92.9%	N/A
Total	94.3%	94.1%
Same-store occupancy increased to 94.5% primarily due to higher occupancy at 3801 Connecticut Avenue.

2014 Period Compared to 2013 Period
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2014 Period compared to the 2013 Period (in thousands).

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$193,834	$186,154	$7,680	4.1%
Non-same-store(1)	20,444	10,149	10,295	101.4%
Total real estate rental revenue	$214,278	$196,303	$17,975	9.2%
Real Estate Expenses
Same-store	$68,142	$65,616	$2,526	3.8%
Non-same-store(1)	9,642	3,851	5,791	150.4%
Total real estate expenses	$77,784	$69,467	$8,317	12.0%
NOI
Same-store	$125,692	$120,538	$5,154	4.3%
Non-same-store(1)	10,802	6,298	4,504	71.5%
Total NOI	$136,494	$126,836	$9,658	7.6%
Reconciliation to Net Income
NOI	$136,494	$126,836
Depreciation and amortization	(71,508)	(63,328)
Gain on sale of real estate (classified as continuing operations)	570	—
General and administrative expenses	(13,780)	(11,717)
Interest expense	(44,602)	(47,944)
Other income	634	705
Acquisition costs	(5,047)	(448)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	546	11,139
Gain on sale of real estate	105,985	3,195
Net income	109,292	18,438
Less: Net loss attributable to noncontrolling interests	17	—
Net income attributable to the controlling interests	$109,309	$18,438

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
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – 7900 Westpark Drive

(2)    Sold properties classified as discontinued operations include:
2014 sold – Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
2013 sold – Atrium Building and Medical Office Portfolio Transactions I and II (see note 3 to the consolidated financial statements)
Real estate rental revenue from same-store properties increased by $7.7 million in the 2014 Period primarily due to higher occupancy ($4.4 million), higher rental rates ($1.6 million), higher reimbursements ($1.5 million), lower reserves for uncollectible revenue ($1.2 million) and higher lease termination fees ($0.4 million), partially offset by higher rent abatements ($1.2 million).
Real estate expenses from same-store properties increased by $2.5 million in the 2014 Period primarily due to higher utilities expenses ($1.2 million), snow removal expenses ($0.9 million) and real estate taxes ($0.5 million).

During the 2014 Period, 62.7% of the commercial square footage expiring was renewed as compared to 72.9% in the 2013 Period, excluding properties sold or classified as held for sale. During the 2014 Period, we executed leases for 641,495 commercial square feet at an average rental rate of $29.87 per square foot, an increase of 12.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $30.33 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$109,492	$103,800	$5,692	5.5%
Non-same-store(1)	14,076	10,049	4,027	40.1%
Total real estate rental revenue	$123,568	$113,849	$9,719	8.5%
Real Estate Expenses
Same-store	$40,778	$38,861	$1,917	4.9%
Non-same-store(1)	6,801	3,836	2,965	77.3%
Total real estate expenses	$47,579	$42,697	$4,882	11.4%
NOI
Same-store	$68,714	$64,939	$3,775	5.8%
Non-same-store(1)	7,275	6,213	1,062	17.1%
Total NOI	$75,989	$71,152	$4,837	6.8%
(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment property – 7900 Westpark Drive
Real estate rental revenue from same-store properties increased by $5.7 million in the 2014 Period primarily due to higher occupancy ($3.5 million), higher rental rates ($1.4 million), higher reimbursements ($0.8 million), lower provisions for uncollectible revenue ($0.5 million) and higher lease termination fees ($0.4 million), partially offset by higher rent abatements ($1.0 million).
Real estate expenses from same-store properties increased by $1.9 million primarily due to higher utilities expenses ($1.1 million), higher ground rent at 2000 M Street ($0.2 million), higher custodial expenses ($0.2 million), higher real estate taxes ($0.1 million) and higher snow removal expenses ($0.1 million).
During the 2014 Period, 60.6% of the square footage that expired was renewed compared to 63.7% in the 2013 Period, excluding properties sold or classified as held for sale. During the 2014 Period, we executed leases for 361,640 square feet of office space at an average rental rate of $36.69 per square foot, an increase of 13.7%, with average tenant improvements and leasing commissions and incentives (including free rent) of $45.78 per square foot.

Retail Segment:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$44,163	$42,005	$2,158	5.1%
Non-same-store(1)	46	100	(54)	(54.0)%
Total real estate rental revenue	$44,209	$42,105	$2,104	5.0%
Real Estate Expenses
Same-store	$10,652	$10,340	$312	3.0%
Non-same-store(1)	20	15	5	33.3%
Total real estate expenses	$10,672	$10,355	$317	3.1%
NOI
Same-store	$33,511	$31,665	$1,846	5.8%
Non-same-store(1)	26	85	(59)	(69.4)%
Total NOI	$33,537	$31,750	$1,787	5.6%
(1)Non-same-store properties include:
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)
Real estate rental revenue from same-store properties increased by $2.2 million in the 2014 Period primarily due to higher occupancy ($0.7 million), lower provisions for uncollectible revenue ($0.7 million) and higher reimbursements ($0.6 million).
Real estate expenses from same-store properties increased by $0.3 million in the 2014 Period primarily due to higher snow removal expenses ($0.7 million), partially offset by higher recoveries of bad debt ($0.4 million).
During the 2014 Period, 80.0% of the square footage that expired was renewed compared to 89.1% in the 2013 Period. During the 2014 Period, we executed leases for 279,855 square feet of retail space at an average rental rate of $21.22, an increase of 10.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $10.37 per square foot.

Multifamily Segment:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,179	$40,349	$(170)	(0.4)%
Non-same-store(1)	6,322	—	6,322	N/A
Total real estate rental revenue	$46,501	$40,349	$6,152	15.2%
Real Estate Expenses
Same-store	$16,712	$16,415	$297	1.8%
Non-same-store(1)	2,821	—	2,821	N/A
Total real estate expenses	$19,533	$16,415	$3,118	19.0%
NOI
Same-store	$23,467	$23,934	$(467)	(2.0)%
Non-same-store(1)	3,501	—	3,501	N/A
Total NOI	$26,968	$23,934	$3,034	12.7%

(1)Non-same-store properties include:
2014 acquisition – Yale West
2013 acquisition – The Paramount

Real estate rental revenue from same-store properties decreased by $0.2 million in the 2014 Period primarily due to higher rent abatements.
Real estate expenses from same-store properties increased by $0.3 million in the 2014 Period primarily due to higher real estate taxes.

Liquidity and Capital Resources
Capital Requirements
We expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends and distributions to our shareholders;

•
Through September 30, 2014, we have invested approximately $50.0 million in our existing portfolio of operating assets, including approximately $27.0 million to fund tenant-related capital requirements and leasing commissions, and expect to invest an additional $20.0 - $25.0 million through the end of the year, including approximately $10.0 - $15.0 million to fund tenant-related capital requirements and leasing commissions;

•	Through September 30, 2014, we have invested $29.0 million in our development and redevelopment projects, and expect to invest an additional $15.0 - $20.0 million through the end of the year; and

•	Funding for potential property acquisitions throughout the remainder of 2014, offset by proceeds from property dispositions.

Debt Financing
Our total debt at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Mortgage notes payable	$413,330	$294,671
Lines of credit	5,000	—
Notes payable	747,082	846,703
	$1,165,412	$1,141,374
Mortgage Notes Payable
At September 30, 2014, our $413.3 million in mortgage notes payable, which include $4.0 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.3% and had an estimated weighted average maturity of 3.3 years. We may either assume mortgage debt from time-to-time in conjunction with property acquisitions or initiate mortgage debt on existing properties.
Lines of Credit
Our primary external sources of liquidity are our two revolving credit facilities. Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. Credit Facility No. 2 is a four-year, $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $5.0 million in borrowings outstanding as of September 30, 2014. Subsequent to the end of the 2014 Quarter, we executed borrowings on our unsecured lines of credit for an additional $50.0 million for the acquisition of Spring Valley Retail Center and for general corporate purposes.
Our unsecured credit facilities contain financial and other covenants with which we must comply. Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2014, we were in compliance with our loan covenants.
Notes Payable
We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.
Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2014, we were in compliance with our unsecured notes covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 66.7 million shares were outstanding at September 30, 2014.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We would use net proceeds from the sale of common shares under this program for general corporate purposes or to fund acquisitions. As of September 30, 2014, we have not issued any common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2014 Period.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2014, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Common dividends	$20,019	$20,033	$(14)	(0.1)%	$60,153	$60,132	$21	—%
Distributions to noncontrolling interests	—	—	—	N/A	3,454	—	3,454	N/A
	$20,019	$20,033	$(14)	(0.1)%	$63,607	$60,132	$3,475	5.8%
The $3.5 million distribution to noncontrolling interests in the 2014 Period is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Net cash provided by operating activities	$62.9	$93.5	$(30.6)	(32.7)%
Net cash used in investing activities	(36.7)	(40.5)	3.8	(9.4)%
Net used in financing activities	(148.0)	(64.2)	(83.8)	130.5%

Cash provided by operating activities decreased primarily due to the loss of income from properties sold as part of the Medical Office Portfolio.
Cash used in investing activities decreased primarily because the higher volume of acquisitions and development spending in the 2014 Period was partially offset by closing on Purchase and Sale Agreements #3 and #4 of the Medical Office Portfolio sale.
Cash used in financing activities increased primarily due to lower borrowings on the unsecured lines of credit.
Ratios of Earnings to Fixed Charges and Debt Service Coverage
The following table sets forth our ratios of earnings to fixed charges and debt service coverage for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Earnings to fixed charges	1.20	x	1.10	x	1.03	x	1.07	x
Debt service coverage	2.68	x	2.73	x	2.52	x	2.73	x

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to the controlling interests	$3,668	$5,840	$109,309	$18,438
Adjustments:
Depreciation and amortization	24,354	21,168	71,508	63,328
Net gain on sale of real estate	—	—	(106,555)	(3,195)
Income from operations of properties sold or held for sale	—	(4,131)	(546)	(11,139)
Funds from continuing operations	28,022	22,877	73,716	67,432
Discontinued operations:
Income from operations of properties sold or held for sale	—	4,131	546	11,139
Depreciation and amortization	—	3,215	—	12,161
Funds from discontinued operations	—	7,346	546	23,300
FFO as defined by NAREIT	$28,022	$30,223	$74,262	$90,732
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
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.52*	Separation Agreement and General Release between James B. Cederdahl and Washington Real Estate Investment Trust dated July 2, 2014	8-K	001-06622	10.1	7/7/2014
10.53*	Separation Agreement and General Release between Thomas L. Regnell and Washington Real Estate Investment Trust dated October 8, 2014	8-K	001-06622	10.1	10/6/2014
10.54*	Executive Officer Severance Pay Plan, adopted August 4, 2014					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

DATE: October 30, 2014