Form 10-K
period 2014-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2015-03-02
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2014
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
1775 EYE STREET, NW, SUITE 1000, WASHINGTON, DC 20006
(Address of principal executive office) (Zip code)
Registrant’s telephone number, including area code: (202) 774-3200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2014, the aggregate market value of such shares held by non-affiliates of the registrant was $1,718,681,391 (based on the closing price of the stock on June 30, 2014).
As of February 24, 2015, 68,125,938 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2014 FORM 10-K ANNUAL REPORT

PART I
ITEM 1:  BUSINESS
Washington REIT Overview
Washington Real Estate Investment Trust (“Washington REIT”) is a self-administered equity real estate investment trust (“REIT”) successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers. During 2013 we implemented a plan to sell our entire medical office segment, and completed the final phase of this plan early in 2014.
Our geographic focus is based on two principles:

1.	Real estate is a local business that is more effectively selected and managed by owners located, and with expertise, in the region.

2.	Geographic markets deserving of focus must be among the nation’s best markets with a strong primary industry foundation and diversified enough to withstand downturns in their primary industry.
While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we also may consider opportunities to duplicate our Washington-focused approach in other geographic markets which meet the criteria described above.
Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.
All of our officers and employees live and work in the greater Washington metro region.
Washington Metro Region Economy
The Washington metro region experienced modest job growth during 2014, as job growth in the private sector was partially offset by job losses in the federal government. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the Washington metro region gained 17,600 jobs during the 12 month period ending October 2014. The region's unemployment rate was 4.7% at October 2014, down from 5.7% in the prior year. Though job growth in 2014 lagged behind other large metro regions, the Washington metro region's unemployment rate remains one of the lowest in the nation.
Delta expects the Washington metro region's modest job growth to continue in 2015.

Washington Metro Region Real Estate Markets
The Washington metro region's slow growth is reflected in the real estate market performance in each of our segments. Market statistics and information for the Washington metro region from Delta are set forth below:
Office Segment

	2014	2013
Increase (decrease) in average effective rents	1.3%	(2.9)%
Direct vacancy rate at year end	11.1%	10.8%
Net absorption (in millions of square feet) (1)	0.4	1.8
Office space under construction at year end (in millions of square feet)	4.1	6.4
(1) Net absorption is defined as the change in occupied, standing inventory from one year to the next.
These statistics reflect slow growth in the office market due to a harsh winter in the first quarter of 2014 and the effects of Federal government austerity. In addition, growth in the private sector was hampered by densification (the reduction in square feet leased per worker). However, the Washington metro region continues to have one of the lowest direct vacancy rates among large markets in the United States, well below the national average of 13.4%. Delta projects gradual improvement in office vacancy during 2015.

Retail Segment

	2014	2013
Increase in rental rates at grocery-anchored centers	2.3%	2.2%
Vacancy at grocery-anchored centers at year end	4.6%	4.7%
The retail real estate market in the Washington metro region continues to show steady, but modest, improvement. While slightly improved from the prior year, vacancy at grocery-anchored centers remains above pre-recession levels. Delta projects some growth in 2015 due to low unemployment and rising household incomes.
Multifamily Segment

	2014	2013
Increase (decrease) in net effective rents (all investment grade)	1.2%	(1.8)%
Increase (decrease) in net effective rents (Class A)	1.0%	(3.0)%
Stabilized vacancy rate (all investment grade)	4.6%	4.9%
Stabilized vacancy rate (Class A)	5.6%	4.7%
New Class A and B apartment deliveries (# of units)	14,286	10,671
The multifamily real estate market remained steady despite the large influx of new supply, though the higher Class A stabilized vacancy rate reflects the increased competition. Class A and B apartment deliveries are projected to increase to 16,416 units in 2015. Due this new supply, Delta projects vacancy to increase and rental rates to decrease during 2015.

Our Portfolio
As of December 31, 2014, we owned a diversified portfolio of 56 properties, totaling approximately 7.4 million square feet of commercial space and 3,053 residential units, and land held for development. These 56 properties consist of 25 office properties, 17 retail centers and 14 multifamily properties. The percentage of total real estate rental revenue by segment for 2014, 2013 and 2012, and the percent leased as of December 31, 2014, were as follows:

Percent Leased December 31, 2014(2)		% of Total Real Estate Rental Revenue(1)
		2014	2013	2012
89%	Office	57%	58%	58%
95%	Retail	21%	21%	21%
96%	Multifamily (3)	22%	21%	21%
		100%	100%	100%

(1)	Data excludes discontinued operations.

(2)	Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased.

(3)
We substantially completed major construction activities at The Maxwell by the end of 2014. However, as of December 31, 2014, only two of six residential floors were available for occupancy. Therefore, we will not include The Maxwell's units in our leasing and occupancy calculations until the first quarter of 2015.

On a combined basis, our commercial portfolio (i.e., our office and retail properties) was 91% leased at December 31, 2014, 92% leased at December 31, 2013 and 88% leased at December 31, 2012.

The commercial lease expirations at properties classified as continuing operations for the next five years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
2015	138	605,340	$18,667	8%
2016	134	623,107	20,642	9%
2017	132	782,288	27,462	12%
2018	119	796,378	21,531	10%
2019	120	787,741	30,405	14%
2020 and thereafter	312	2,904,413	102,712	47%
Total	955	6,499,267	$221,419	100%
Total real estate rental revenue from continuing operations was $288.6 million for 2014, $263.0 million for 2013 and $254.8 million for 2012. During the three year period ended December 31, 2014, we acquired three office properties, two multifamily properties and one retail property, and substantially completed major construction activities at one multifamily development project. During that same period, we sold our entire medical office segment, four office properties and a parcel of land at a retail property.
According to Delta, the professional/business services and government sectors constituted over one third of payroll jobs in the Washington metro area at the end of 2014. Due to our geographic concentration in the Washington metro area, a significant amount of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors. In particular, a significant reduction in federal government spending could seriously impact these sectors.
No single tenant accounted for more than 5.0% of real estate rental revenue in 2014, 2013 or 2012. All federal government tenants in the aggregate accounted for less than 1.0% of our 2014 real estate rental revenue. Federal government tenants include the Department of Defense, Social Security Administration, Federal Bureau of Investigation and Office of Personnel Management.
Our ten largest tenants, in terms of real estate rental revenue for 2014, are as follows:

1.	World Bank
2.	Advisory Board Company
3.	Booz Allen Hamilton, Inc.
4.	Patton Boggs LLP
5.	Engility Corporation
6.	Epstein, Becker & Green, P.C.
7.	ManTech International Corporation
8.	George Washington University
9.	General Services Administration
10.	TJX Companies
We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Bozzuto Management Company ("Bozzuto") began conducting property management and leasing services at our multifamily properties in the third quarter of 2014. Bozzuto provides such services under individual property management agreements for each property, each of which is separately terminable by us or Bozzuto. The fees charged by Bozzuto under each agreement are approximately 3% of revenues at the property.
We expect to continue investing in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties in which we believe we will be able to improve the operating results and increase the value of the property. Our properties typically compete for tenants with other properties throughout the respective areas in which they are located on the basis of location, quality and rental rates.
We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2014 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties, Note 13, Segment Information and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On February 23, 2015, we had 181 employees including 103 persons engaged in property management functions and 78 persons engaged in corporate, financial, leasing, asset management and other functions.
REIT Tax Status
We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid, to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.
Tax Treatment of Recent Disposition Activity
We sold the following properties during the three years ended December 31, 2014:

Property	Type	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Medical Office Portfolio Transactions III & IV (1)	Medical Office	427,000	$193,561	$105,985
5740 Columbia Road	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (1)	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

1700 Research Boulevard	Office	101,000	$14,250	$3,724
Plumtree Medical Center	Medical Office	33,000	8,750	1,400
	Total 2012	134,000	$23,000	$5,124

(1)
Transactions I and II of the Medical Office Portfolio purchase and sale agreement consisted of medical office properties (2440 M Street, 15001 Shady Grove Road, 15505 Shady Grove Road, 19500 at Riverside Park (formerly Lansdowne Medical Office Building), 9707 Medical Center Drive, CentreMed I and II, 8301 Arlington Boulevard, Sterling Medical Office Building, Shady Grove Medical Village II, Alexandria Professional Center, Ashburn Farm Office Park I, Ashburn Farm Office Park II, Ashburn Farm Office Park III, Woodholme Medical Office Building), two office properties (6565 Arlington Boulevard and Woodholme Center) and undeveloped land (4661 Kenmore Ave). Transactions III and IV consisted of Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We reinvested a portion of the Medical Office Portfolio sales proceeds in replacement properties through deferred tax exchanges.

We distributed all of our ordinary taxable income for the years ended December 31, 2014, 2013 and 2012 to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).
Availability of Reports
Copies of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet on our website www.washreit.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.
ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington REIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 50.

Risks Related to our Business and Operations

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, which could adversely affect our cash flow and ability to pay distributions to shareholders.

Our financial performance and the value of our real estate assets are subject to the risk that if our office, retail and multifamily properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	declines in the financial condition of our tenants;

•	declines in consumer confidence, unemployment rates and consumer tastes and preferences;

•	significant job losses in the government or professional/business services industries;

•	competition from similar asset type properties;

•	the inability or unwillingness of our tenants to pay rent increases;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;

•	local real estate market conditions, such as oversupply or reduction in demand for office, retail and multifamily properties;

•	changes in interest rates and availability of financing;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.
Any of these acts could adversely affect our cash flow and ability to pay dividends.

We are dependent upon the economic and regulatory climate of the Washington metropolitan region, which may impact our profitability.

All of our properties are located in the Washington metro region, which may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in the Washington metro region are dependent upon various industries that are predominant in our area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of our region. Additionally, we are susceptible to adverse developments in the Washington D.C. regulatory environment, such as increases in real estate and other taxes and the costs of complying with governmental regulations or increased regulations. In the event of negative economic and/or regulatory changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.

We may be adversely affected by any significant reductions in federal government spending, which could have an adverse effect on our financial condition and results of operations.

As a REIT operating exclusively in the Washington metro region, a significant portion of our properties is occupied by tenants that are directly or indirectly serving the United States Government as federal contractors or otherwise. A significant reduction in federal government spending, particularly a sudden decrease due to a sequestration process, such as recently occurred, could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington metro region are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, if such a reduction in federal government spending were to occur, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

We face risks associated with property development/redevelopment.

During the fourth quarter of 2014, we substantially completed major construction activities at The Maxwell, a mid-rise multifamily property in Arlington, Virginia. We currently have an active redevelopment project to renovate Silverline Center (formerly 7900 Westpark Drive), an office building in Tysons, Virginia. We decided to delay commencement of construction of a high-rise multifamily property at 1225 First Street in Alexandria, Virginia due to market conditions and concerns of oversupply.
Developing or redeveloping properties presents a number of risks for us, including risks that:

•
if we are unable to obtain all necessary zoning and other required governmental permits and authorizations or cease development of the project for any other reason, the development opportunity may be abandoned or postponed after expending significant resources, resulting in the loss of deposits or failure to recover expenses already incurred;

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

•	occupancy rates and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable; and

•	there may not be sufficient development opportunities available.

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

We intend to continue to acquire properties which would increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

•	we may have difficulty finding properties that are consistent with our strategies and that meet our standards;

•	we may have difficult negotiating with new or existing tenants;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	the acquired properties may fail to perform as we expected in analyzing our investments;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•	the actual returns realized on acquired properties may not exceed our cost of capital;

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

•	we could experience a decline in value of the acquired assets after acquisition; and

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire.

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

We face risks associated with third-party service providers, which could negatively impact our profitability.

We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Failure of such service providers to adequately perform their contracted services could negatively impact our ability to retain tenants or lease vacant space. As a result, any such failure could negatively impact our profitability.

Our real estate taxes could increase due to property tax rate changes or reassessment, which could impact our cash flows.

Even though we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share trading price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so which could negatively impact our profitability.

Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code (“Code”) imposes penalties on a REIT that sells property held for less than two years and/or sells more than a specified number of properties in a given year. In addition, for properties that we acquire by issuing units in an operating partnership, we may be restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the sellers’ consents. Due to these factors, we may be unable to sell a property at an advantageous time which could negatively impact our profitability.

We face potential difficulties or delays renewing leases or re-leasing space which could impact our financial condition and ability to make distributions.

As of December 31, 2014, the percentage of leased square footage of our commercial properties classified as continuing operations will expire as follows:

2015	8%
2016	9%
2017	12%
2018	10%
2019	14%
2020 and thereafter	47%
Total	100%

Multifamily properties are leased under operating leases with terms of generally one year or less. For the years ended December 31, 2014, 2013 and 2012, the multifamily tenant retention rate was 60%, 43% and 61%, respectively.

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to release the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

We face potential adverse effects from major tenants' bankruptcies or insolvencies which could adversely affect our cash flow and results of operations.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by a property. We cannot evict a tenant solely because of its bankruptcy. On the other hand, a court might authorize the tenant to reject and terminate its lease. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments which may adversely affect our operations.

We invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Our partners in these entities may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders. In some instances, joint venture partners may have competing interests that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures does not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they take action inconsistent with our interests in the joint venture, we may be adversely affected.

Our properties face significant competition which could adversely affect our ability to lease our properties and result in lower cash flows.

We face significant competition from developers, owners and operators of office, retail, multifamily and other commercial real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rents than the space in our properties. As a result, it may be more difficult for us to lease our space, which would result in lower cash flows.

We face risks associated with short-term liquid investments which could adversely affect our results of operations or financial condition.

We periodically have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

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

Compliance or failure to comply with the Americans with Disabilities Act and other laws and regulations could result in substantial costs and adversely affect our results of operations.

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

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2015. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On January 12, 2015, The Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed into law and extends the program through December 31, 2020. We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what amount of coverage will be available on commercially reasonable terms in future policy years.

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

Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects. Any such uninsured loss would adversely affect our cash flow.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

All of our properties are located in or near Washington D.C., a metropolitan area that has been and may in the future be the target of actual or threatened terrorism attacks. As a result, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks in or near Washington D.C. could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially which would negatively affect our results of operations.

Potential liability for environmental matters could result in substantial costs, which would reduce the cash available for our operations and for distributions to our shareholders.

Under federal, state and local environmental laws, ordinances and regulations, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, wastes or petroleum products at our properties, including investigation or cleanup costs, personal or property damage, natural resource damages, or we may be required to pay for such costs and damages incurred by a government entity or third party regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If environmental contamination issues arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our securityholders, because (1) as a current or former owner or operator of real property we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; (2) the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; (3) even if more than one person may be responsible for the contamination, each person who shares legal liability under such environmental laws may be held responsible for all of the clean-up costs; and (4) governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facility.

In addition, the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration and other state and local governmental authorities are increasingly imposing indoor air quality standards, especially with respect to asbestos, mold, and lead-based paint. The clean up or abatement of any of these environmental conditions, including for asbestos and mold, can be costly. For example, laws applicable to buildings containing certain asbestos-containing materials (“ACM”) impose multiple requirements, including:

•	properly managing and maintaining the ACM;

•	notifying and training those who may come into contact with the ACM; and

•	undertaking special precautions, including removal or other abatement, if the ACM would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury or property damage associated with exposure to asbestos fibers.

Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury, or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

The costs associated with these issues could be substantial and, in extreme cases, could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may result in substantial expenditures or liabilities.

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

In addition, our properties are subject to various federal, state, and local environmental, health and safety regulatory requirements that address a wide variety of issues. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability, including significant fines or penalties. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our shareholders or that such costs, liabilities or other remedial measures will not have an adverse effect on our financial condition and results of operations.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could materially harm our financial condition, cash flows and the market price of our common shares.

We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In the normal course of business we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot assure that we or our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. A security breach or other significant disruption involving computer networks and related systems could adversely impact our financial condition, cash flows and the market price of our common shares.

We are subject to risks from natural disasters and severe weather which could increase our operating costs and reduce our cash flow.

Natural disasters and severe weather such as earthquakes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Because our properties are concentrated in one region, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We are also exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings. In addition, climate change, to the extent it causes changes in weather patterns, could have effects on our business by increasing the cost of property insurance, energy and/or snow removal at our properties. As a result, the consequences of natural disasters, severe weather and climate change could increase our costs and reduce our cash flow.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations and adversely impact the market value of our securities.

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations. In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in joint ventures. An impairment loss is recognized if the carrying amount of the asset is not recoverable over its expected holding period and exceeds its fair value. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our financial condition, liquidity or results of operations.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

Certain states and municipalities, including Washington, DC, have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flows from our properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

We are dependent on key personnel and the loss of such personnel could adversely affect our results of operations and financial condition.

The execution of our investment strategy and management of our operations, depend to a significant degree on our senior management team. If we are unable to attract and retain skilled executives, our results of operations and financial condition could be adversely affected.

Risks Related to Financing

We face risks associated with the use of debt, including refinancing risk.

We rely on borrowings under our credit facilities and offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. In the recent past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage-backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. We believe that circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facilities or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

We are subject to the risks normally associated with debt, including the risk that our cash flow may be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future. If any of these risks were to happen, it would adversely affect our financial condition and results of operations.
Our degree of leverage could limit our ability to obtain additional financing, affect the market price of our common shares or debt securities or otherwise adversely affect our financial condition.
On February 24, 2015, our total consolidated debt was approximately $1.2 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $28.33 per share of our common shares on February 24, 2015, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 39% as of February 24, 2015.
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
Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	restrict us from making strategic acquisitions, developing properties or exploiting business opportunities;

•
force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions or in violation of certain covenants to which we may be subject);

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our common shares could be adversely affected.

Rising interest rates would increase our interest costs which could adversely affect our cash flow and ability to pay distributions.

We may incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks that other parties to the agreements may not perform or that the agreements may be unenforceable. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties (or portions thereof). For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan generally would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to satisfy the distribution requirements applicable to REITs under the Code.

Disruptions in the financial markets could affect our ability to obtain financing or have other adverse effects on us or the market price of our common shares.

The United States and global equity and credit markets have experienced significant price volatility and liquidity disruptions which caused the market prices of shares to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly and negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Any disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. Additionally, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. In addition, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

Disruptions in the financial markets also could adversely affect many of our tenants and their businesses, including their ability to pay rents when due and renew their leases at rates at least as favorable as their current rates. As well, our ability to attract prospective new tenants in the future could be adversely affected by disruption in the financial markets. Each of these disruptions could have adverse effects on us or the market price of our common shares.

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

Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under one of our secured debt instruments that could exceed a cross-default threshold under our unsecured credit facilities, causing an event of default under the unsecured credit facilities. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan.

Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our unsecured credit facilities, a default under such secured debt instrument may still cause a cross default under our unsecured credit facilities because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured credit facilities. Another possible cross default could occur between our unsecured credit facilities and our senior unsecured notes. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of our company, even if such a change in control may be in your interest, and as a result may depress the market price of our common shares.

Provisions of the Maryland General Corporation Law ("MGCL") may limit a change in control which could prevent holders of our common shares from profiting as a result of such change in control. These provisions include:

•
a provision where a corporation is not permitted to engage in any business combination with any “interested stockholder,” defined as any holder or affiliate of any holder of 10% or more of the corporation’s stock, for a period of five years after that holder becomes an “interested stockholder,” and

•
a provision where the voting rights of “control shares” acquired in a “control share acquisition,” as defined in the MGCL, may be restricted, such that the “control shares” have no voting rights, except to the extent approved by a vote of holders of two-thirds of the common shares entitled to vote on the matter.

Additionally, we are subject to the “business combination” and “unsolicited takeover” provisions of the MGCL. These provisions may delay, defer, or prevent a transaction or a change in control that may involve a premium price for holders of our shares or otherwise be in their best interests. Our bylaws currently provide that the foregoing provision regarding "control share acquisitions" will not apply to Washington REIT. However, our board of trustees could, in the future, modify our bylaws such that the foregoing provision regarding "control share acquisitions" would be applicable to Washington REIT.

The stock ownership limits imposed by the Code for REITs and imposed by our charter may restrict our business combination opportunities that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter authorizes our board of trustees to take the actions that are necessary or appropriate to preserve our qualification as a REIT. No person may actually or constructively own more than 9.8% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of our capital stock by value.

Our board of trustees may, in its sole discretion, grant exemptions to the stock ownership limits, subject to such conditions and the receipt by our board of trustees of certain representations and undertakings. In addition, our board of trustees has the authority under our charter to reduce these ownership limits.

In addition to the ownership limits discussed above, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our stock that would result in us being “closely held” under Section 856(h) of the Code (regardless of whether the interest is held during the last half of a taxable year) or that would otherwise cause us to fail to qualify as a REIT, or (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons. The ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter are based on the ownership at any time by any “person,” which term includes entities and certain groups. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our stock also might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of our company that might involve a premium price for shares of our stock or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.

Maryland law provides that a trustee has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. Under current Maryland law, our trustees and officers will not have any liability to us or our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of our company, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our board of trustees, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

Risks Related to Our Common Shares

We cannot assure you we will continue to pay dividends at current rates.

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to borrow on our lines of credit to sustain the dividend rate or reduce our dividend. Our ability to continue to pay dividends on our common shares at their current rate or to increase our common share dividend rate will depend on a number of factors, including, among others, the following:

•	our future financial condition and results of operations;

•	real estate market conditions in the Washington metro region;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Our Board of Trustees considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. This level has trended lower in recent years due to the recent economic downturn and uncertainty with the business and leasing environment in the Washington metro region. We reduced our dividend rate in 2012, and if such trend were to continue for a sustained period of time, our board of trustees could determine to further reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.

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

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	investor confidence in the stock and bond markets generally;

•	national economic conditions and general stock and bond market conditions;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in federal tax laws;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

Risks Related to our Status as a REIT

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common shares.

We believe that we qualify as a REIT and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code which include:

•	maintaining ownership of specified minimum levels of real estate related assets;

•	generating specified minimum levels of real estate related income;

•	maintaining certain diversity of ownership requirements with respect to our shares; and

•	distributing at least 90% of our taxable income on an annual basis.

The distribution requirement noted above could adversely affect our ability to use earnings for improvements or acquisitions because funds distributed to shareholders will not be available for capital improvements to existing properties or for acquiring additional properties.

Only limited judicial and administrative interpretations of the REIT rules exist. In addition, qualification as a REIT involves the determination of various factual matters and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

•	we would be subject to federal income tax at regular corporate rates, without any deduction for dividends paid to shareholders in computing our taxable income;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified.

This treatment would reduce net earnings available for investment or distribution to shareholders because of the additional tax liability for the year (or years) involved. In addition, if we fail to qualify as a REIT, we would no longer be required to pay dividends. To the extent that distributions to shareholders had been made based on our qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. As a result of these factors, our failure to qualify as a REIT could have a material adverse impact on our results of operations, financial condition and liquidity. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRS's. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio (or to contribute to a TRS) otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

The requirements necessary to maintain our REIT status limit our ability to earn fee income at the REIT level, which causes us to conduct fee-generating activities through a TRS.

The REIT provisions of the Code limit our ability to earn fee income from joint ventures and third parties. Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we may conduct fee-generating activities through a TRS. Any fee income we earn through a TRS is subject to U.S. federal, state, and local income tax at regular corporate rates, which reduces our cash available for distribution to shareholders.

Our ability to own stock and securities of TRS's is limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.

A REIT may own up to 100% of the stock of one or more TRS's. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRS's. In addition, the rules applicable to TRS's limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions involving a TRS that are not conducted on an arm's length basis.

Our TRS's will pay federal, state and local income tax on its taxable income. The after-tax net income of our TRS's will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRS's is less than 25% of the value of our total assets (including the stock and securities of our TRS). Furthermore, we monitor the value of our respective investments in our TRS's for the purpose of ensuring compliance with the ownership limitations applicable to TRS's. We scrutinize all of our transactions involving our TRS's to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions intended to hedge our interest rate risk generally will be excluded from gross income for purposes of the 75% and 95% gross income tests applicable to REITs if the instrument hedges interest rate or foreign currency risk on liabilities used to carry or acquire real estate assets or certain other types of foreign currency risk, and such instrument is properly identified. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our common stock.

The tax imposed on REITs engaging in prohibited transactions may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will be able to make use of the otherwise available safe harbors.

The REIT distribution requirements could require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our shareholders.

In order to qualify as a REIT, we generally must distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under federal income tax laws. We intend to distribute our net income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid federal income tax and the 4% nondeductible excise tax.

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt or liquidate assets at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid federal income tax and the 4% nondeductible excise tax in that year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our charter provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income, will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, and generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our TRS's generally will be subject to U.S. federal corporate income tax on their net taxable income.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The schedule on the following pages lists our real estate investment portfolio as of December 31, 2014, which consisted of 56 properties and land held for development.
As of December 31, 2014, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased.
Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.
Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2014
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	101,000	97%
51 Monroe Street	Rockville, MD	1979	1975	221,000	99%
515 King Street	Alexandria, VA	1992	1966	75,000	92%
6110 Executive Boulevard	Rockville, MD	1995	1971	201,000	87%
1220 19thStreet	Washington, D.C.	1995	1976	103,000	94%
1600 Wilson Boulevard	Arlington, VA	1997	1973	166,000	82%
Silverline Center (formerly 7900 Westpark Drive)	Tysons, VA	1997	1972/1986/1999/ 2014	526,000	60%
600 Jefferson Plaza	Rockville, MD	1999	1985	113,000	90%
Wayne Plaza	Silver Spring, MD	2000	1970	99,000	83%
Courthouse Square	Alexandria, VA	2000	1979	116,000	95%
One Central Plaza	Rockville, MD	2001	1974	267,000	96%
1776 G Street	Washington, D.C.	2003	1979	263,000	100%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	276,000	84%
Monument II	Herndon, VA	2007	2000	208,000	86%
2000 M Street	Washington, D.C.	2007	1971	230,000	100%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	133,000	93%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	89%
1140 Connecticut Avenue	Washington, D.C.	2011	1966	183,000	94%
1227 25th Street	Washington, D.C.	2011	1988	135,000	95%
Braddock Metro Center	Alexandria, VA	2011	1985	353,000	97%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100%
Fairgate at Ballston	Arlington, VA	2012	1988	142,000	83%
Army Navy Club Building	Washington, DC	2014	1912/1987	108,000	97%
1775 Eye Street, NW	Washington, DC	2014	1964	185,000	65%
Subtotal				4,853,000	89%

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2014
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		150,000	96%
Concord Centre	Springfield, VA	1973	1960		76,000	82%
Wheaton Park	Wheaton, MD	1977	1967		74,000	100%
Bradlee Shopping Center	Alexandria, VA	1984	1955		171,000	99%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		49,000	100%
Montgomery Village Center	Gaithersburg, MD	1992	1969		197,000	78%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	97%
Frederick County Square	Frederick, MD	1995	1973		227,000	97%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		47,000	98%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	98%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	64%
Montrose Shopping Center	Rockville, MD	2006	1970		145,000	96%
Gateway Overlook	Columbia, MD	2010	2007		220,000	100%
Olney Village Center	Olney, MD	2011	1979/2003		199,000	98%
Spring Valley Retail Center	Washington, DC	2014	1941/1950		75,000	93%
Subtotal					2,524,000	95%

Multifamily Buildings
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	179,000	97%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	97%
Country Club Towers	Arlington, VA	1969	1965	227	159,000	97%
Park Adams	Arlington, VA	1969	1959	200	173,000	98%
Munson Hill Towers	Falls Church, VA	1970	1963	279	258,000	97%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	97%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	157,000	95%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	96%
Bennett Park	Arlington, VA	2007	2007	224	214,000	99%
Clayborne	Alexandria, VA	2008	2008	74	60,000	93%
Kenmore	Washington, D.C.	2008	1948	374	268,000	94%
The Paramount	Arlington, VA	2013	1984	135	141,000	93%
Yale West	Washington, DC	2014	2011	216	173,000	95%
The Maxwell (2)	Arlington, VA	2014	2014	163	143,000	N/A
Subtotal				3,053	2,594,000	96%
TOTAL					9,971,000

(1) Multifamily buildings are presented in gross square feet.
(2) We substantially completed major construction activities at The Maxwell by the end of 2014. However, as of December 31, 2014, only two of six residential floors were available for occupancy. Therefore, we will not include The Maxwell's units in our leasing and occupancy calculations until the first quarter of 2015.
ITEM 3: LEGAL PROCEEDINGS
None.

ITEM 4: MINE SAFETY DISCLOSURES
N/A.

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares trade on the New York Stock Exchange. As of February 24, 2015, there are 4,447 shareholders of record.
The high and low sales price for our shares for 2014 and 2013, by quarter, and the amount of dividends we paid per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2014
	Fourth	0.30000	$28.48	$25.35
	Third	0.30000	$28.44	$25.33
	Second	0.30000	$26.95	$23.41
	First	0.30000	$25.69	$22.30
2013
	Fourth	0.30000	$27.20	$22.48
	Third	0.30000	$28.76	$24.00
	Second	0.30000	$30.58	$25.05
	First	0.30000	$28.85	$26.41
We have historically paid dividends on a quarterly basis. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash and the REIT distribution requirements, which require at least 90% of our REIT taxable income to be distributed to shareholders on an annual basis. For further discussion, please refer to:

•	"Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends"; and

•	"Item 1A - Risk Factors - Risks Related to Our Common Shares - We cannot assure you that we will continue to pay dividends at current rates."
During the period covered by this report, we did not sell equity securities without registration under the Securities Act.
A summary of our repurchases of shares of our common stock for the three months ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2014	2,541	$25.66	N/A	N/A
November 1 - November 30, 2014	4,325	26.46	N/A	N/A
December 1 - December 31, 2014	14,095	27.66	N/A	N/A
Total	20,961	27.17	N/A	N/A
(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

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

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Real estate rental revenue	$288,637	$263,024	$254,794	$234,733	$204,219
Income (loss) from continuing operations	$5,070	$(193)	$7,768	$(14,389)	$(10,874)
Discontinued operations:
Income from operations of properties sold or held for sale	$546	$15,395	$10,816	$23,414	$26,834
Gain on sale of real estate	$105,985	$22,144	$5,124	$97,491	$21,599
Net income	$111,601	$37,346	$23,708	$105,378	$37,559
Net income attributable to the controlling interests	$111,639	$37,346	$23,708	$104,884	$37,426
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$0.08	$—	$0.11	$(0.22)	$(0.17)
Net income attributable to the controlling interests per share – diluted	$1.67	$0.55	$0.35	$1.58	$0.60
Total assets	$2,113,707	$1,975,493	$2,124,376	$2,120,758	$2,167,881
Lines of credit payable	$50,000	$—	$—	$99,000	$100,000
Mortgage notes payable	$418,525	$294,671	$319,025	$342,989	$265,757
Notes payable	$747,208	$846,703	$906,190	$657,470	$753,587
Shareholders’ equity	$819,555	$754,959	$792,057	$859,044	$857,080
Cash dividends paid	$80,277	$80,104	$97,734	$115,045	$108,949
Cash dividends declared and paid per share	$1.20	$1.20	$1.47	$1.74	$1.73

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Results of Operations. Discussion of our financial results comparing 2014 to 2013 and comparing 2013 to 2012.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
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
Overview
Business
As described in "Item 1 - Business", our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers. Over the past three years, we have sold our medical office segment and reinvested a portion of the sales proceeds into properties that fit our strategy of owning properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We intend to continue this strategy in 2015.

Operating Results
Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change
Real estate rental revenue	$288,637	$263,024	$25,613
NOI(1)	$184,942	$169,731	$15,211
Net income attributable to the controlling interests	$111,639	$37,346	$74,293
FFO(2)	$101,057	$113,103	$(12,046)
(1) See pages 35 and 40 of the MD&A for reconciliations of NOI to net income.
(2) See page 52 of the MD&A for reconciliations of FFO to net income.

NOI increased by $15.2 million primarily due to acquisitions ($10.9 million). NOI from same-store properties increased by $8.6 million, as higher occupancy ($6.9 million) and lower net provisions for bad debt ($2.4 million) were partially offset by higher real estate tax assessments ($1.0 million).

Net income attributable to the controlling interests increased by $74.3 million primarily due to higher gains on sale of real estate ($84.4 million), partially offset by loss of income from properties included in our former medical office segment, which was sold in stages during the fourth quarter of 2013 and the first quarter of 2014. Primarily due to this disposition, income from discontinued operations decreased by $14.8 million. This lost income has been partially replaced by income from acquisitions made using the proceeds from the sale of our medical office segment.
The $12.0 million decrease in FFO primarily reflects loss of income from properties included in our former medical office segment.
As described in "Item 1 - Business", under "Washington Metro Region Real Estate Markets", we anticipate continued market challenges in leasing vacant space during 2015. For example, when our renovation of Silverline Center is substantially completed during Q1 2015, we will have approximately 200,000 square feet of office space to lease up at this property. We also anticipate circumstances where rents on new or renewal leases will be lower than the existing portfolio rents, putting further downward pressure on NOI from same-store properties.
Investment Activity
We completed the disposition of our Medical Office Portfolio during the first quarter of 2014, resulting in a gain on sale of real estate of $106.0 million.
We acquired two office buildings, one retail center and one multifamily building during 2014, all located in Washington, DC. We also substantially completed construction on The Maxwell, a multifamily development in Arlington, Virginia at the end of 2014. These transactions are consistent with our current strategy.
Capital Requirements
We extinguished the remaining $100.0 million of our 5.25% unsecured notes on their maturity date in January 2014. We assumed mortgage notes with remaining principal balances of $48.2 million and $52.7 million with our acquisitions of Yale West and The Army Navy Club Building, respectively. We have $150.0 million of 5.35% unsecured notes that mature in May 2015. As of February 24, 2015, our unsecured lines of credit have a combined borrowing capacity of $434.5 million.
Significant Transactions
We summarize below our significant transactions during the two years ended December 31, 2014:
2014

•
The acquisition of Yale West, a 216-unit multifamily property in Washington, DC, for a contract purchase price of $73.0 million. We assumed a $48.2 million mortgage with this acquisition. We incurred $1.8 million of acquisition costs related to this transaction.

•
The acquisition of The Army Navy Club Building, a 108,000 square foot office property in Washington, DC, for a contract purchase price of $79.0 million. We assumed a $52.7 million mortgage with this acquisition. We incurred $1.4 million of acquisition costs with this transaction.

•
The acquisition of 1775 Eye Street, NW, a 185,000 square foot office property in Washington, DC, for a contract purchase price of $104.5 million. We incurred $1.7 million of acquisition costs with this transaction.

•
The acquisition of Spring Valley Retail Center, a 75,000 square foot retail property in Washington, DC, for a contract purchase price of $40.5 million. We incurred $0.8 million of acquisition costs with this transaction.

•	The execution of new and renewal leases for 1.4 million square feet of commercial space with an average rental rate increase of 9.5% over expiring leases.
2013

•
The acquisition of The Paramount, a multifamily property in Arlington, Virginia with 135 units and 3,600 square feet of retail space, for a contract purchase price of $48.2 million. We incurred $0.3 million in acquisition costs related to this transaction.

•
The execution of four separate contracts with a single buyer for the sale of the entire medical office segment, consisting of 17 medical office assets, and two office assets, 6565 Arlington Boulevard and Woodholme Center (both of which have significant medical office tenancy), encompassing in total approximately 1.5 million square feet. The assets sold also included land held for development at 4661 Kenmore Avenue. The sales prices under the four agreements aggregated to $500.8 million. Purchase and Sale Agreement #1 ($303.4 million of the aggregate sales price) and Purchase and Sale Agreement #2 ($3.8 million of the aggregate sales price) closed in November 2013, resulting in a gain on sale of real estate of $18.9 million. Purchase and Sale Agreement #3 ($79.0 million of the aggregate sales price) and Purchase and Sale Agreement #4 ($114.6 million of the aggregate sales price) closed in January 2014, resulting in a gain on sale of $106.0 million.

•	The disposition of the Atrium Building, a 79,000 square foot office building, for a contract sales price of $15.8 million, resulting in a gain on sale of $3.2 million.

•
The execution of new and renewal leases for 1.6 million square feet of commercial space, excluding leases at properties classified as sold or held for sale, with an average rental rate increase of 10.2% over expiring leases.

Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on an on-going basis, including those related to estimated useful lives of real estate assets, estimated fair value of acquired leases, cost reimbursement income, bad debts, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates.
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
Real Estate Impairment
We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to the estimated fair value. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.
Stock Based Compensation
We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.
Federal Income Taxes
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our TRS's. Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the fourth quarter of 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's. The impairment charge created a deferred tax asset of $5.7 million at the TRS level, and we have determined that it is more likely than not that this deferred tax asset will not be realized, as we cannot reliably project sufficient future taxable income in the TRS's to realize all or part of the deferred tax asset. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations (page 32). An overview analysis of results on a consolidated basis; and

•	Net Operating Income (page 35). A detailed analysis of same-store versus non-same-store NOI results by segment.
NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses.

Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three years ended December 31, 2014 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2014	2013	2012	2014 vs 2013	% Change	2013 vs 2012	% Change
Minimum base rent	$244,684	$226,839	$221,764	$17,845	7.9%	$5,075	2.3%
Recoveries from tenants	31,610	26,822	25,528	4,788	17.9%	1,294	5.1%
Provision for doubtful accounts	(2,021)	(3,605)	(4,779)	1,584	(43.9)%	1,174	(24.6)%
Lease termination fees	891	643	680	248	38.6%	(37)	(5.4)%
Parking and other tenant charges	13,473	12,325	11,601	1,148	9.3%	724	6.2%
	$288,637	$263,024	$254,794	$25,613	9.7%	$8,230	3.2%
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
Minimum Base Rent: Minimum base rent increased by $17.8 million in 2014 primarily due to acquisitions ($14.6 million) and higher occupancy ($6.9 million) and rental rates ($2.0 million) at same-store properties. These were partially offset by lower occupancy ($5.0 million) at Silverline Center, which is under redevelopment, and higher amortization of capitalized lease incentives ($0.5 million) at same-store properties.
Minimum base rent increased by $5.1 million in 2013 primarily due to acquisitions ($3.0 million) and higher rental rates ($5.8 million) at same-store properties, partially offset by lower occupancy ($2.4 million), higher rent abatements ($0.7 million) and higher amortization of deferred lease incentives ($0.2 million) at same-store properties.
Recoveries from Tenants: Recoveries from tenants increased by $4.8 million in 2014 primarily due to acquisitions ($3.4 million) and higher reimbursements ($1.9 million) from same-store properties. These were partially offset by lower reimbursements ($0.5 million) from Silverline Center, which is under redevelopment.
Recoveries from tenants increased by $1.3 million in 2013 primarily due to higher reimbursements for operating expenses from same-store properties.
Provision for Doubtful Accounts: Provision for doubtful accounts decreased by $1.6 million in 2014 primarily due to lower provisions in the retail ($1.2 million) and office ($0.4 million) segments.
Provision for doubtful accounts decreased by $1.2 million in 2013 primarily due to lower provisions in the retail segment.
Lease Termination Fees: Lease termination fees increased by $0.2 million in 2014 due to higher fees in the office segment.
Lease termination fees slightly decreased in 2013 as higher fees from acquisitions ($0.1 million) were offset by lower fees from same-store properties ($0.1 million).

Parking and Other Tenant Charges: Parking and other tenant charges increased by $1.1 million in 2014 primarily due to increases in parking income from acquisitions ($0.7 million) and same-store properties ($0.2 million).
Parking and other tenant charges increased by $0.7 million in 2013 primarily due to increases in parking income from same-store properties ($0.5 million) and acquisitions ($0.3 million).

Occupancy for properties classified as continuing operations by segment for the three years ended December 31, 2014 was as follows:

	December 31,
Segment	2014	2013	2012	2014 vs 2013	2013 vs 2012
Office	86.9%	85.7%	85.2%	1.2%	0.5%
Retail	94.4%	91.3%	91.2%	3.1%	0.1%
Multifamily (1)	93.8%	92.1%	94.1%	1.7%	(2.0)%
Total	90.5%	88.8%	88.9%	1.7%	(0.1)%
(1) We substantially completed major construction activities at The Maxwell by the end of 2014. However, as of December 31, 2014, only two of six residential floors were available for occupancy. Therefore, we will not include The Maxwell's units in our leasing and occupancy calculations until the first quarter of 2015.
Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
Our overall occupancy increased to 90.5% in 2014 from 88.8% in 2013, with higher occupancy in all segments.
Our overall occupancy decreased to 88.8% in 2013 from 88.9% in 2012, with a decline in the multifamily segment partially offset by higher occupancy in the office and retail segments.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for the three years ended December 31, 2014 were as follows (in thousands except percentage amounts):

	Year Ended December 31,
	2014	2013	2012	2014 vs 2013	% Change	2013 vs 2012	% Change
Property operating expenses	$70,259	$64,241	$59,481	$6,018	9.4%	$4,760	8.0%
Real estate taxes	33,436	29,052	27,064	4,384	15.1%	1,988	7.3%
	$103,695	$93,293	$86,545	$10,402	11.1%	$6,748	7.8%
Real estate expenses as a percentage of revenue were 35.9%, 35.5% and 34.0% for the three years ended December 31, 2014, 2013 and 2012, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $6.0 million in 2014 primarily due to acquisitions ($4.6 million). Property operating expenses from same-store properties increased by $1.1 million primarily due to higher utilities expenses ($0.8 million), higher snow removal costs ($0.8 million) and higher administrative expenses ($0.3 million), partially offset by higher recoveries of uncollectible receivables ($0.8 million).
Property operating expenses increased by $4.8 million in 2013 primarily due to acquisitions ($0.8 million) and property operating expenses from same-store properties, which increased by $3.8 million primarily due to lower recoveries of bad debt ($0.9 million), and higher administrative ($0.8 million), repairs and maintenance ($0.6 million), snow removal ($0.4 million), utilities ($0.3 million), custodial ($0.2 million) and vacant space preparation ($0.2 million) expenses.
Real Estate Taxes: Real estate taxes increased by $4.4 million in 2014 primarily due to acquisitions ($3.4 million) and higher real estate taxes at same-store properties ($1.0 million) due to higher property assessments.
Real estate taxes increased by $2.0 million in 2013 due to acquisitions ($0.4 million) and higher real estate taxes at same-store properties ($1.5 million) due to higher property assessments.

Other Operating Expenses
Other operating expenses for the three years ended December 31, 2014 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2014	2013	2012	2014 vs 2013	% Change	2013 vs 2012	% Change
Depreciation and amortization	$96,011	$85,740	$85,107	$10,271	12.0%	$633	0.7%
Acquisition costs	5,710	1,265	234	4,445	351.4%	1,031	440.6%
Interest expense	59,785	63,573	60,627	(3,788)	(6.0)%	2,946	4.9%
General and administrative	19,761	17,535	15,488	2,226	12.7%	2,047	13.2%
	$181,267	$168,113	$161,456	$13,154	7.8%	$6,657	4.1%
Depreciation and Amortization: Depreciation and amortization expense increased by $10.3 million and $0.6 million in 2014 and 2013, respectively, primarily due to acquisitions.
Acquisition Costs: Acquisition costs increased by $4.4 million in 2014 primarily due to the higher volume acquisitions than in 2013.
Acquisition costs increased by $1.0 million in 2013 primarily due to the acquisition of The Paramount in 2013 and expenses related to potential acquisitions in 2014.
Interest Expense: Interest expense by debt type for the three years ended December 31, 2014 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2014	2013	2012	2014 vs 2013	% Change	2013 vs 2012	% Change
Notes payable	$37,424	$43,174	$37,982	$(5,750)	(13.3)%	$5,192	13.7%
Mortgage notes payable	21,916	18,378	20,847	3,538	19.3%	(2,469)	(11.8)%
Lines of credit	2,587	3,257	3,486	(670)	(20.6)%	(229)	(6.6)%
Capitalized interest	(2,142)	(1,236)	(1,688)	(906)	73.3%	452	(26.8)%
Total	$59,785	$63,573	$60,627	$(3,788)	(6.0)%	$2,946	4.9%
The $5.8 million decrease in notes payable interest during 2014 is primarily due to the repayment of our 5.25% senior notes in January 2014. The $3.5 million increase in mortgage interest expense is primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building, partially offset by the repayments of several mortgage notes during 2013. The $0.7 million decrease in interest expense on our unsecured lines of credit during 2014 is primarily due to lower average borrowings outstanding during 2014. Capitalized interest increased by $0.9 million during 2013 primarily due to expenditures on our development/redevelopment projects at The Maxwell and Silverline Center.
The $5.2 million increase in notes payable interest during 2013 is primarily due to the issuance of our 3.95% senior notes in 2012, partially offset by the repayment of our 5.05% senior notes during 2012. The $2.5 million decrease in mortgage interest expense is primarily due to the repayments of several mortgage notes during 2013. The $0.2 million decrease in interest expense on our unsecured lines of credit during 2014 is primarily due to lower average borrowings outstanding during 2013. Capitalized interest decreased by $0.5 million during 2013 primarily due to placing the development project at 1225 First Street on hold.
General and Administrative Expense: General and administrative expense increased by $2.2 million in 2014 primarily due to higher severance expense ($0.8 million), higher short-term incentive compensation expense ($0.5 million), and higher accelerated depreciation of leasehold improvements ($0.5 million) related to the relocation of the corporate headquarters to Washington, DC.
General and administrative expense increased by $2.0 million in 2013 primarily due to higher incentive compensation expense related to the officer three-year long-term incentive plan.

Discontinued Operations
Income from operations of properties sold or held for sale for the three years ended December 31, 2014 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	2012	2014 vs 2013	% Change	2013 vs 2012	% Change
Revenues	$892	$45,791	$54,344	$(44,899)	(98.1)%	$(8,553)	(15.7)%
Property expenses	(346)	(17,039)	(18,273)	16,693	(98.0)%	1,234	(6.8)%
Real estate impairment	—	—	(2,097)	—	N/A	2,097	(100.0)%
Depreciation and amortization	—	(12,161)	(18,827)	12,161	(100.0)%	6,666	(35.4)%
Interest expense	—	(1,196)	(4,331)	1,196	(100.0)%	3,135	(72.4)%
Total	$546	$15,395	$10,816	$(14,849)	(96.5)%	$4,579	42.3%

Income from operations of properties sold or held for sale decreased by $14.8 million for the year ended December 31, 2014 due to the completion of the sale of the former medical office segment during the first quarter of 2014.

Income from operations of properties sold or held for sale increased by $4.6 million for the year ended December 31, 2013 primarily due to the medical office segment being accounted for as discontinued operations.

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

2014 Compared to 2013
The following tables of selected operating data reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of NOI in 2014 compared to 2013. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$259,607	$248,914	$10,693	4.3%
Non-same-store(1)	29,030	14,110	14,920	105.7%
Total real estate rental revenue	$288,637	$263,024	$25,613	9.7%
Real Estate Expenses
Same-store	$89,892	$87,760	$2,132	2.4%
Non-same-store(1)	13,803	5,533	8,270	149.5%
Total real estate expenses	$103,695	$93,293	$10,402	11.1%
NOI
Same-store	$169,715	$161,154	$8,561	5.3%
Non-same-store(1)	15,227	8,577	6,650	77.5%
Total NOI	$184,942	$169,731	$15,211	9.0%
Reconciliation to Net Income
NOI	$184,942	$169,731
Depreciation and amortization	(96,011)	(85,740)
General and administrative expenses	(19,761)	(17,535)
Acquisition costs	(5,710)	(1,265)
Interest expense	(59,785)	(63,573)
Other income	825	926
Gain on sale of real estate	570	—
Loss on extinguishment of debt	—	(2,737)
Discontinued operations(2):
Income from properties sold or held for sale	546	15,395
Gain on sale of real estate	105,985	22,144
Net income	111,601	37,346
Less: Net income attributable to noncontrolling interests	38	—
Net income attributable to the controlling interests	$111,639	$37,346

(1)	Non-same-store properties include:
2014 Multifamily acquisition – Yale West
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail acquisition – Spring Valley Retail Center
2014 Retail sold (classified as continuing operations) – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Multifamily acquisition – The Paramount
2013 Office redevelopment property – Silverline Center (formerly 7900 Westpark Drive)

(2)	Discontinued operations include gains on sale and income from operations for:
2014 and 2013 sold – Atrium Building and Medical Office Portfolio – medical office segment and two office buildings (6565 Arlington Boulevard and Woodholme Center)

Real estate rental revenue from same-store properties increased by $10.7 million in 2014 primarily due to higher occupancy ($6.9 million), higher rental rates ($2.0 million), higher reimbursements ($1.9 million) and lower reserves for uncollectible revenue ($1.6 million), partially offset by higher rent abatements ($1.7 million).
Real estate expenses from same-store properties increased by $2.1 million in 2014 primarily due to higher real estate taxes ($1.0 million) due to higher assessments across the portfolio, higher utilities expenses ($0.8 million), higher snow removal costs ($0.8 million) and higher administrative expenses ($0.3 million), partially offset by higher recoveries of uncollectible receivables ($0.8 million).

	December 31,
Occupancy	2014	2013
Same-store	93.3%	89.4%
Non-same-store	71.2%	80.4%
Total	90.5%	88.8%
Same-store occupancy increased to 93.3% in 2014, with the increases in all segments. Non-same-store occupancy decreased to 71.2% in 2014, primarily due to lower occupancy at Silverline Center. This property went into redevelopment during the fourth quarter of 2013 (see note 3 to the consolidated financial statements) and decreased to 53.6% occupancy at the end of 2014 from 78.9% at the end of 2013. The renovation of the property is expected to be completed during the first quarter of 2015. During 2014, 65.2% of the commercial square footage expiring was renewed as compared to 78.4% in 2013. During 2014, we executed new and renewal leases for 1.4 million commercial square feet at an average rental rate of $33.99 per square foot, an increase of 9.5%, with average tenant improvements and leasing commissions and incentives (including free rent) of $38.13 per square foot.
An analysis of NOI by segment follows.

Office Segment:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$146,542	$139,270	$7,272	5.2%
Non-same-store(1)	19,574	13,069	6,505	49.8%
Total real estate rental revenue	$166,116	$152,339	$13,777	9.0%
Real Estate Expenses
Same-store	$54,266	$52,212	$2,054	3.9%
Non-same-store(1)	9,637	5,081	4,556	89.7%
Total real estate expenses	$63,903	$57,293	$6,610	11.5%
NOI
Same-store	$92,276	$87,058	$5,218	6.0%
Non-same-store(1)	9,937	7,988	1,949	24.4%
Total NOI	$102,213	$95,046	$7,167	7.5%

(1)	Non-same-store properties include:
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment property – Silverline Center
Real estate rental revenue from same-store properties increased by $7.3 million in 2014 primarily due to higher occupancy ($5.4 million), higher rental rates ($1.9 million), higher reimbursements ($0.7 million), lower reserves for uncollectible revenue ($0.4 million) and higher parking income ($0.2 million), partially offset by higher rent abatements ($1.5 million).
Real estate expenses from same-store properties increased by $2.1 million in 2014 primarily due to higher utilities expenses ($0.8 million), real estate taxes ($0.4 million), custodial services ($0.3 million) and administrative expenses ($0.3 million).

	December 31,
Occupancy	2014	2013
Same-store	92.1%	86.6%
Non-same-store	61.4%	78.9%
Total	86.9%	85.7%
Same-store occupancy increased to 92.1% in 2014 primarily due to higher occupancy at Braddock Metro Center. The decrease in non-same-store occupancy is primarily due to lower occupancy at Silverline Center, which went into redevelopment during the fourth quarter of 2013. During 2014, 64.2% of the square footage that expired was renewed compared to 65.2% in 2013. During 2014, we executed new and renewal leases for 1.0 million square feet of office space at an average rental rate of $37.15 per square foot, an increase of 8.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $47.14 per square foot.

Retail Segment:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$59,418	$56,055	$3,363	6.0%
Non-same-store(1)	845	134	711	530.6%
Total real estate rental revenue	$60,263	$56,189	$4,074	7.3%
Real Estate Expenses
Same-store	$13,801	$13,747	$54	0.4%
Non-same-store(1)	221	21	200	952.4%
Total real estate expenses	$14,022	$13,768	$254	1.8%
NOI
Same-store	$45,617	$42,308	$3,309	7.8%
Non-same-store(1)	624	113	511	452.2%
Total NOI	$46,241	$42,421	$3,820	9.0%

(1)	Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center
2014 sold (classified as continuing operations) – 5740 Columbia Road (parcel at Gateway Overlook)

Real estate rental revenue increased by $3.4 million in 2014 primarily due to lower reserves for uncollectible revenue ($1.2 million), higher occupancy ($1.1 million), higher reimbursements ($0.9 million) and higher rental rates ($0.3 million).
Real estate expenses increased by $0.1 million in 2014 primarily due to higher snow removal costs ($0.6 million), partially offset by higher recoveries of bad debt ($0.5 million).

	December 31,
Occupancy	2014	2013
Same-store	94.5%	91.3%
Non-same-store	92.8%	100.0%
Total	94.4%	91.3%
Occupancy increased to 94.5% in 2014 primarily due to higher occupancy at Bradlee Shopping Center and Westminster Shopping Center. The decrease in non-same-store occupancy reflects the acquisition of Spring Valley Retail Center during the fourth quarter of 2014, which was 96.2% occupied at acquisition. During 2014, 72.5% of the square footage that expired was renewed compared to 92.9% in 2013. During 2014, we executed new and renewal leases for 0.3 million square feet of retail space at an average rental rate of $24.44, an increase of 12.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $10.49 per square foot.

Multifamily Segment:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Real Estate Rental Revenue
Same-store	$53,647	$53,589	$58	0.1%
Non-same-store(1)	8,611	907	7,704	849.4%
Total real estate rental revenue	$62,258	$54,496	$7,762	14.2%
Real Estate Expenses
Same-store	$21,825	$21,801	$24	0.1%
Non-same-store(1)	3,945	431	3,514	815.3%
Total real estate expenses	$25,770	$22,232	$3,538	15.9%
NOI
Same-store	$31,822	$31,788	$34	0.1%
Non-same-store(1)	4,666	476	4,190	880.3%
Total NOI	$36,488	$32,264	$4,224	13.1%

(1)	Non-same-store properties include:
2014 acquisition – Yale West
2013 acquisition – The Paramount
Real estate rental revenue from same-store properties increased by $0.1 million in 2014 primarily due to higher occupancy ($0.4 million), partially offset by lower rental rates ($0.2 million) and higher rent abatements ($0.2 million).
Real estate expenses from same-store properties slightly increased in 2014 primarily due to higher real estate taxes ($0.4 million), partially offset by lower bad debt expense ($0.3 million).

	December 31,
Occupancy	2014	2013
Same-store	94.1%	92.6%
Non-same-store	91.6%	85.4%
Total	93.8%	92.1%
Same-store occupancy increased to 94.1% in 2014 primarily due to higher occupancy at 3801 Connecticut Avenue.

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
2013 Office redevelopment property – Silverline Center (formerly 7900 Westpark Drive)
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
Same-store occupancy increased to 89.7% in 2013, with the increases in office and retail occupancy partially offset by lower multifamily occupancy. Non-same-store occupancy decreased to 79.2% in 2013 from 84.9% in 2012, driven by lower occupancy at Fairgate at Ballston and Silverline Center. During 2013, 78.4% of the commercial square footage expiring was renewed as compared to 58.3% in 2012, excluding properties sold or classified as held for sale. During 2013, we executed new and renewal leases (excluding properties classified as sold or held for sale) for 1.6 million commercial square feet at an average rental rate of $29.28 per square foot, an increase of 10.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $38.40 per square foot.
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
2013 redevelopment property – Silverline Center
2012 acquisition – Fairgate at Ballston
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
Same-store occupancy increased to 87.1% in 2013 from 85.3% in 2012, primarily due to higher occupancy at 2000 M Street and 6110 Executive Boulevard, partially offset by lower occupancy at Braddock Metro Center. The decrease in non-same-store occupancy is primarily due to lower occupancy at Fairgate at Ballston and Silverline Center, which went into redevelopment during the fourth quarter of 2013. During 2013, 65.2% of the square footage that expired was renewed compared to 50.4% in

2012, excluding properties sold or classified as held for sale. During 2013, we executed new and renewal leases (excluding properties classified as sold or held for sale) for 1.1 million square feet of office space at an average rental rate of $34.27 per square foot, an increase of 8.4%, with average tenant improvements and leasing commissions and incentives (including free rent) of $51.67 per square foot.

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
Occupancy increased to 91.3% in 2013 from 91.2% in 2012 primarily due to higher occupancy at the Centre at Hagerstown and Gateway Overlook, partially offset by lower occupancy at Westminster and Bradlee Shopping Center. During 2013, 92.9% of the square footage that expired was renewed compared to 75.7% in 2012. During 2013, we executed new and renewal leases for 0.5 million square feet of retail space at an average rental rate of $18.67, an increase of 17.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $9.96 per square foot.

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
2014 acquisition – The Paramount

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

Liquidity and Capital Resources
Capital Structure
We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, asset dispositions, operating units and joint venture equity. Our ability to raise funds through the sale of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time.
We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our unsecured credit facilities or other short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred stock;

•	Proceeds from long-term secured or unsecured debt financings, to include construction loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.
During 2015, we expect that we will have significant capital requirements, including the following items. As of February 24, 2015, we had cash and cash equivalents of approximately $34 million and availability under our unsecured credit facilities of $434.5 million.

•	Funding dividends and distributions to our shareholders;

•	$150.0 million to pay off or refinance our 5.35% unsecured notes that mature in May 2015;

•	Approximately $65 - $70 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15 - $20 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2015, offset by proceeds from potential property dispositions.
There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements in 2015. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, potentially rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing
We generally use secured or unsecured, corporate-level debt, including unsecured notes, our unsecured credit facilities, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

At December 31, 2014 and 2013, our debt was as follows (in thousands):

	December 31,
	2014	2013
Mortgage notes payable (1)	$418,525	$294,671
Unsecured lines of credit payable (1)	50,000	—
Unsecured notes payable (1)	747,208	846,703
	$1,215,733	$1,141,374
(1) See notes 4, 5 and 6 to the consolidated financial statements for further detail on our debt.

Our future debt maturities are as follows (in thousands):

Year	Mortgage Notes Payable	Unsecured Notes Payable	Unsecured Lines of Credit Payable	Total Debt
2015	$4,512	$150,000	$5,000	$159,512
2016	163,637	—	45,000	208,637
2017	154,436	—	—	154,436
2018	3,135	—	—	3,135
2019	33,909	—	—	33,909
Thereafter	54,871	600,000	—	654,871
	414,500	750,000	50,000	1,214,500
Net discounts/premiums	4,025	(2,792)	—	1,233
Total	$418,525	$747,208	$50,000	$1,215,733
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
Mortgage Debt
At December 31, 2014, our $418.5 million in mortgage notes payable, which includes $4.0 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.2% and had a weighted average maturity of 3.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.
Unsecured Credit Facilities
Our primary source of liquidity is our two revolving credit facilities. We can borrow up to $500.0 million under these lines, which bear interest at an adjustable spread over LIBOR based on our public debt rating.
Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. We had $5.0 million outstanding and no letters of credit issued as of December 31, 2014, related to Credit Facility No. 1. Borrowings under the facility bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in June 2015, and may be extended by one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $100.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.
Credit Facility No. 2 is a four-year $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $45.0 million outstanding and no letters of credit issued as of December 31, 2014 related to Credit Facility No. 2. Advances under this agreement bear interest at LIBOR plus a spread based on the credit rating of our publicly issued debt. The interest rate spread is currently 120 basis points. All outstanding advances are due and payable upon maturity in July 2016, and may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which currently equals 0.25% per annum of the $400.0 million committed capacity, without regard to usage. Rates and fees may be increased or decreased based on changes in our senior unsecured credit ratings. These fees are payable quarterly.

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
Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our credit facility covenants. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2014, we were in compliance with our credit facility covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the credit facility covenants.

We anticipate that in the near term we may rely to a greater extent upon our unsecured credit facilities. To the extent that we maintain larger balances on our unsecured credit facilities or maintain balances on our unsecured credit facilities for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings.
Unsecured Notes
We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year.
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
Failure to comply with any of the covenants under our unsecured notes or other debt instruments could result in a default under one or more of our unsecured note covenants. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2014, we were in compliance with our unsecured note covenants. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by our unsecured note covenants.
From time to time, we may seek to repurchase and cancel our outstanding unsecured notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Common Equity
We have authorized for issuance 100.0 million common shares, of which 67.8 million shares were outstanding at December 31, 2014.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes. As of December 31, 2014, we had issued 1.1 million common shares under this program at a weighted average share price of $27.86 for gross proceeds of $31.3 million. In January 2015, we issued an additional 0.2 million common shares at a weighted average share price of $28.34 for gross proceeds of $5.2 million. As of February 23, 2015, we are able to issue up to an additional $213.5 million of our common shares under this program.
We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We use the net proceeds under this program for general corporate purposes. We did not issue any shares under this program during 2014 or 2013. During 2012, we issued 0.1 million common shares at a weighted average price of $29.67 per share, raising $1.3 million in net proceeds.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2014, no shares of preferred stock had been authorized or issued.

Dividends
We currently pay dividends quarterly at a rate of $0.30 per share. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash and the REIT distribution requirements, which require at least 90% of our REIT taxable income to be distributed to shareholders on an annual basis. When setting the dividend level, our Board looks in particular at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received.
Our dividend and distribution payments for the three years ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Common dividends	$80,277	$80,104	$97,734
Noncontrolling interest distributions	3,454	—	—
	$83,731	$80,104	$97,734
Dividends paid during 2014 increased from 2013 primarily due to an increase in shares outstanding from issuances under our sales agency financing agreement.
Dividends paid during 2013 decreased from 2012 primarily due to a decrease in the quarterly dividend paid per share from $0.43375 to $0.30 during 2012.

The $3.5 million distribution to noncontrolling interests in 2014 is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).
Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. During 2014 we substantially completed major construction activities at The Maxwell, a mid-rise apartment property in Arlington, Virginia. As of December 31, 2014, we had under development the renovation of Silverline Center, an office building in Tysons, Virginia.

Our total investment in The Maxwell is expected to be $50 million, including land costs and our partner's 10% share. We have secured debt financing totaling $33.0 million. As of December 31, 2014, we had invested $44 million in The Maxwell including land costs and we expect to fund approximately $6 million in 2015 on this project. We substantially completed major construction activities at this development project during the fourth quarter of 2014. As of December 31, 2014, we had received certificates of occupancy for two of the six residential floors, and received certificates of occupancy for the remaining floors during the first quarter of 2015.

Our total investment in the Silverline Center renovation is expected to be approximately $35.0 million. As of December 31, 2014, we had invested $25.1 million in the Silverline Center renovation and we expect to fund approximately $10 million in 2015 on this project. We currently expect to complete the renovation of the property during the first quarter of 2015.

As of December 31, 2014, we had invested $20.8 million (including land costs) in a potential high-rise multifamily property at 1225 First Street in Alexandria, Virginia. We have a 95% interest in this project. In the first quarter 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We will continue to reassess this project on a periodic basis going forward.

As of December 31, 2014, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $16 million of total development/redevelopment spending during 2015.

We anticipate funding several major renovation projects in our portfolios during 2015, as follows (in thousands):

Office	$12,252
Retail	828
Multifamily	8,366
Total	$21,446

These projects include unit and common area renovations, facade restorations and window curtain wall replacement at multifamily properties; lobby renovations, conference center build out, HVAC upgrades and elevator modernizations at office properties; and roof replacements and facade renovations at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2014. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our unsecured credit facilities, or raising additional debt or equity capital in the public market.

Contractual Obligations
As of December 31, 2014, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,498,210	$214,037	$478,530	$348,941	$456,702
Purchase obligations(2)	8,247	5,150	3,097	—	—
Tenant-related capital(3)	20,584	20,584	—	—	—
Building capital(4)	20,876	20,876	—	—	—
Operating leases	14,727	343	929	520	12,935

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents electricity sales agreements with terms through 2016 and natural gas purchase agreements with terms through 2014.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2014.

(4)	Committed building capital additions based on contracts in place as of December 31, 2014.
We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity sales and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $25 million in 2015. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2016.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2014 were as follows (in thousands):

	Year ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash provided by operating activities	$80,701	$113,318	$131,448	$(32,617)	$(18,130)
Cash (used in) provided by investing activities	(107,882)	189,848	(88,796)	(297,730)	278,644
Cash used in financing activities	(87,335)	(191,928)	(35,998)	104,593	(155,930)
The decrease in cash provided by operating activities in 2014 was primarily due to the loss of income from properties sold as part of the Medical Office Portfolio. The decrease in cash provided by operating activities in 2013 was primarily due to the loss of income from properties sold as part of the Medical Office Portfolio and higher interest payments.
Net cash used in investing activities increased in 2014 due to a higher volume of acquisitions, less proceeds from the sale of properties and higher development spending. Net cash provided by investing activities increased in 2013 primarily due to the closing on Purchase and Sale Agreements I and II of the Medical Office Portfolio, partially offset by higher development spending.
Net cash used in financing activities decreased in 2014 primarily due to the repayment of several mortgage notes in 2013. Net cash used in financing activities increased in 2013 primarily due to the repayment of several mortgage notes and the 5.125% unsecured notes in 2013.
Capital Improvements and Development Costs

Our capital improvement and development costs for the three years ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accretive capital improvements:
Acquisition related	$2,533	$1,369	$3,718
Expansions and major renovations	24,602	23,831	20,147
Development/redevelopment	43,264	15,826	6,494
Tenant improvements (including first generation leases)	22,096	21,746	18,333
Total accretive capital improvements (1)	92,495	62,772	48,692
Other capital improvements:	8,579	8,883	8,982
Total	$101,074	$71,655	$57,674
(1) We consider capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $2.1 million, $1.2 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, and capitalized employee compensation in the amount of $2.0 million, $1.7 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accretive Capital Improvements
Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2014 to The Paramount, Army Navy Club, 1775 Eye Street, NW, Braddock Metro Center, 1227 25th Street and Spring Valley Shopping Center.
Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2014 included upgrades to heating/AC units at The Kenmore; HVAC modifications, common area renovations and fitness center at 1600 Wilson Boulevard; HVAC modifications at 1140 Connecticut Avenue; exterior plaza and common area renovations at 1220 19th Street; facade renovations at Concord Centre; HVAC modifications at Braddock Place; HVAC modifications and elevator modernizations at 2445 M Street and unit renovations at 3801 Connecticut Avenue and The Ashby at McLean.
Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development/redevelopment costs in each of the years presented primarily include costs associated with the ground up development of The Maxwell and redevelopment of the Silverline Center. We have substantially completed major construction activities at The Maxwell.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Office(1)	$27.71	$29.90	$27.20
Retail	$5.87	$7.05	$7.85
(1) Excludes properties classified as discontinued operations.

The $2.19 decrease in 2014 and the $2.70 increase in 2013 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2013 requiring $5.9 million for tenant improvements at Braddock Metro Center for a new tenant.

The $1.18 decrease in 2014 in tenant improvement costs per square foot of retail space leased was primarily due to a lease executed with a single tenant requiring $2.3 million in tenant improvements in 2013 at Bradlee Shopping Center.

The $0.80 decrease in 2013 in tenant improvement costs per square foot of retail space leased was primarily due to a lease executed with a single tenant requiring $0.9 million in tenant improvements in 2012 at Gateway Overlook.

Tenant improvement costs for retail tenants are substantially lower than for office tenants because the improvements required for retail tenants tend to be substantially less extensive than for office tenants.
Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.1 million in 2014, averaging approximately $1,000 per apartment for the 40% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and residential properties (aside from improvements related to apartment turnover), improvements include installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $13.4 million during 2014 to maintain the quality of our buildings.
Forward-Looking Statements
This Form 10-K contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include each of the statements in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations” concerning the Washington metro region’s economy, gross regional product, unemployment and job growth and real estate market performance. Such forward-looking statements also include the following statements with respect to Washington REIT:
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
(g) changes in real estate and zoning laws and increases in property tax rates;
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
(r) terrorist attacks or actions;
(s) acts of war;
(t) weather conditions and natural disasters;
(u) failure to qualify as a REIT;
(v) the availability of and our ability to attract and retain qualified personnel;
(w) the effects of changes in capital available to the technology and biotechnology sectors of the economy; and
(x) other factors discussed under the caption “Risk Factors.”
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

Our FFO and a reconciliation of FFO to net income for the three years ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$111,601	$37,346	$23,708
Adjustments:
Depreciation and amortization	96,011	85,740	85,107
Discontinued operations, net of amounts attributable to noncontrolling interests:
Depreciation and amortization	—	12,161	18,827
Gain on sale of real estate	(106,555)	(22,144)	(5,124)
Funds from operations	$101,057	$113,103	$122,518
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
The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt
Principal	$150,000	$—	$—	$—	$—	$600,000	$750,000	$782,042
Interest payments	$31,863	$27,850	$27,850	$27,850	$27,850	$78,737	$222,000
Interest rate on debt maturities	5.45%	—%	—%	—%	—%	4.73%	4.87%
Unsecured variable rate debt
Principal	$5,000	$45,000	$—	$—	$—	$—	$50,000	$50,000
Variable interest rate on debt maturities	1.37%	1.37%	—%	—%	—%	—%	1.37%
Mortgages
Principal amortization (1) (30 year schedule)	$4,512	$163,637	$154,436	$3,135	$33,909	$54,871	$414,500	$433,762
Interest payments (2)	$21,538	$16,483	$6,616	$5,089	$3,627	$6,649	$60,002
Weighted average interest rate on principal amortization	4.62%	5.70%	5.90%	4.87%	5.32%	3.95%	5.23%
(1) Excludes net discounts of $4.0 million at December 31, 2014.
(2) Interest payments on our construction loan is based on LIBOR in effect on our borrowings outstanding at December 31, 2014.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 64 to 97 are incorporated herein by reference.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Executive Vice President – Accounting and Administration (Principal Accounting Officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
See the Report of Management in Item 8 of this Form 10-K.
See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.
During the three months ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B:  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2015 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.washreit.com.
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 11:  EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	845,130
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	845,130
(1) See note 7 to the consolidated financial statements for discussion of the equity compensation plans.
ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV
ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	61
	Report of Independent Registered Public Accounting Firm	62
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63
	Consolidated Balance Sheets as of December 31, 2014 and 2013	64
	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	65
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	66
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	67
	Notes to Consolidated Financial Statements	68

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	93
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	94
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Officers’ Certificate Establishing Terms of the 2014 Notes, dated December 8, 2003	8-K	001-06622	4(a)	12/11/2003
4.4	Form of 2014 Notes	8-K	001-06622	4(b)	12/11/2003
4.5	Form of 5.35% Senior Notes due May 1, 2015 dated April 26, 2005	8-K	001-06622	4.2	4/26/2005
4.6	Officers Certificate establishing the terms of the 2012 and 2015 Notes, dated April 20, 2005	8-K	001-06622	4.3	4/26/2005
4.7	Form of 5.35% Senior Notes due May 1, 2015 dated October 6, 2005	8-K	001-06622	4.1	10/6/2005
4.8	Officers Certificate establishing the terms of the 2015 Notes, dated October 3, 2005	8-K	001-06622	4.2	10/6/2005
4.9	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.10	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.11	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.12	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4.0	8/8/2008
4.13	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.14	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.15	Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, each of The Bank of New York Mellon, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch as a documentation agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-06622	4.1	5/18/2012
4.16	Amended and Restated Credit Agreement, dated as of June 25, 2012, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner, and SunTrust Bank, as administrative agent.	8-K	001-06622	4.1	6/27/2012
4.17	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.18	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	2001 Stock Option Plan	DEF 14A	001-06622	A	3/29/2001
10.2*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.4*	Description of Washington REIT Short-term and Long-term Incentive Plan	10-K	001-06622	10(l)	3/16/2005
10.5*	Description of Washington REIT Revised Trustee Compensation Plan	10-K	001-06622	10(m)	3/16/2005
10.6*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.7*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.8*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.9*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.10*	Amended Long Term Incentive Plan, effective January 1, 2008	10-Q	001-06622	10(ii)	5/9/2008
10.11*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.12*	Long Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.28	2/26/2010
10.13*	Short Term Incentive Plan, effective January 1, 2009	10-K	001-06622	10.29	2/26/2010
10.14*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.15*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.16*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.17*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.18*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.19*	Separation Agreement and General Release between Michael S. Paukstitus and Washington Real Estate Investment Trust dated February 7, 2013	8-K	001-06622	10.1	2/13/2013
10.20	Sales Agency Financing Agreement, dated June 22, 2012 between Washington REIT and BNY Mellon Capital Markets, LLC	8-K	001-06622	1.1	6/22/2012
10.21*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.22*	Amended and restated change in control agreement dated February 27, 2013 with George F. McKenzie	10-K	001-06622	10.38	2/27/2013
10.23*	Amended and restated change in control agreement dated February 27, 2013 with William T. Camp	10-K	001-06622	10.39	2/27/2013
10.24*	Amended and restated change in control agreement dated February 27, 2013 with Laura M. Franklin	10-K	001-06622	10.40	2/27/2013
10.25*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey	10-K	001-06622	10.41	2/27/2013
10.26*	Amended and restated change in control agreement dated February 26, 2013 with Thomas L. Regnell	10-K	001-06622	10.42	2/27/2013
10.27*	Amended and restated change in control agreement dated February 26, 2013 with James B. Cederdahl	10-K	001-06622	10.43	2/27/2013
10.28*	Change in control agreement dated February 26, 2013 with Paul S. Weinschenk	10-K	001-06622	10.44	2/27/2013
10.29*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.30*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.31*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.32*	Separation Agreement and General Release between George F. McKenzie and Washington Real Estate Investment Trust dated July 23, 2013	10-Q	001-06622	10.48	7/31/2013
10.33	Purchase and Sale Agreement, dated as of September 27, 2013, for 2440 M Street, Alexandria Professional Center, 8301 Arlington Boulevard, 6565 Arlington Boulevard, Ashburn Farm Office Park I, II and III, CentreMed I and II, Sterling Medical Office Building, 19500 at Riverside Office Park, Shady Grove Medical Village II, 9707 Medical Center Drive, 15001 and 15005 Shady Grove Road, Woodholme Center, and Woodholme Medical Office Building	8-K	001-06622	10.49	10/3/2013
10.34	Purchase and Sale Agreement, dated as of September 27, 2013, for 4661 Kenmore Avenue	8-K	001-06622	10.50	10/3/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.35	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.51	10/3/2013
10.36	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.52	10/3/2013
10.37*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.38*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.39*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.40*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.41*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.42*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.43*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke	10-Q	001-06622	10.48	5/7/2014
10.44*	Separation Agreement and General Release between James B. Cederdahl and Washington Real Estate Investment Trust dated July 2, 2014	8-K	001-06622	10.1	7/7/2014
10.45*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.46*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.47*	Separation Agreement and General Release between James B. Cederdahl and Washington Real Estate Investment Trust dated July 2, 2014	8-K	001-06622	10.1	7/7/2014
10.48*	Separation Agreement and General Release between Thomas L. Regnell and Washington Real Estate Investment Trust dated October 8, 2014	8-K	001-06622	10.1	10/6/2014
10.49*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.50*	Separation Agreement and General Release between William T. Camp and Washington Real Estate Investment Trust dated December 17, 2014	8-K	001-06622	10.1	12/18/2014
10.51*	Separation Agreement and General Release between Laura M. Franklin and Washington Real Estate Investment Trust dated February 18, 2015	8-K	001-06622	10.1	2/19/2015
10.52*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV					X
10.53*	Offer Letter to Thomas Q. Bakke					X
10.54*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015					X
10.55*	Offer Letter to Stephen E. Riffee					X
10.56*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee					X
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration (Principal Accounting Officer) and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.
						X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of Washington REIT or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: March 2, 2015
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Nason*	Chairman, Trustee	March 2, 2015
Charles T. Nason

/s/ Paul T. McDermott	President, Chief Executive Officer and Trustee	March 2, 2015
Paul T. McDermott

/s/ Benjamin S. Butcher*	Trustee	March 2, 2015
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	March 2, 2015
William G. Byrnes

/s/ Edward S. Civera*	Trustee	March 2, 2015
Edward S. Civera

/s/ John P. McDaniel*	Trustee	March 2, 2015
John P. McDaniel

/s/ Thomas H. Nolan, Jr.*	Trustee	March 2, 2015
Thomas H. Nolan, Jr.

/s/ Thomas Edgie Russell, III*	Trustee	March 2, 2015
Thomas Edgie Russell, III

/s/ Wendelin A. White*	Trustee	March 2, 2015
Wendelin A. White

/s/ Anthony L. Winns*	Trustee	March 2, 2015
Anthony L. Winns

/s/ William T. Camp	Executive Vice President and	March 2, 2015
William T. Camp	Chief Financial Officer
(Principal Financial Officer)

/s/ Laura M. Franklin	Executive Vice President - Accounting	March 2, 2015
Laura M. Franklin	and Administration
(Principal Accounting Officer)
* By: /s/ Laura M. Franklin through power of attorney
Laura M. Franklin

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Washington Real Estate Investment Trust (“Washington REIT”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Washington REIT’s internal control system over financial reporting is a process designed under the supervision of Washington REIT’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of Washington REIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Washington REIT’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Washington REIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2014, Washington REIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Washington REIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Washington REIT’s internal control over financial reporting, a copy of which appears on page 63 of this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15(A). These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Washington Real Estate Trust and Subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2014	2013
Assets
Land	$543,546	$426,575
Income producing property	1,927,407	1,675,652
	2,470,953	2,102,227
Accumulated depreciation and amortization	(640,434)	(565,342)
Net income producing property	1,830,519	1,536,885
Properties under development or held for future development	76,235	61,315
Total real estate held for investment, net	1,906,754	1,598,200
Investment in real estate sold or held for sale, net	—	79,901
Cash and cash equivalents	15,827	130,343
Restricted cash	10,299	9,189
Rents and other receivables, net of allowance for doubtful accounts of $3,392 and $6,783, respectively	59,745	48,756
Prepaid expenses and other assets	121,082	105,004
Other assets related to properties sold or held for sale	—	4,100
Total assets	$2,113,707	$1,975,493
Liabilities
Notes payable	$747,208	$846,703
Mortgage notes payable	418,525	294,671
Lines of credit	50,000	—
Accounts payable and other liabilities	54,318	51,742
Advance rents	12,528	13,529
Tenant security deposits	8,899	7,869
Other liabilities related to properties sold or held for sale	—	1,533
Total liabilities	1,291,478	1,216,047
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 67,819 and 66,531 shares issued and outstanding at December 31, 2014 and 2013, respectively	678	665
Additional paid in capital	1,184,395	1,151,174
Distributions in excess of net income	(365,518)	(396,880)
Total shareholders’ equity	819,555	754,959
Noncontrolling interests in subsidiaries	2,674	4,487
Total equity	822,229	759,446
Total liabilities and shareholders’ equity	$2,113,707	$1,975,493
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
Revenue
Real estate rental revenue	$288,637	$263,024	$254,794
Expenses
Utilities	18,056	16,311	15,781
Real estate taxes	33,436	29,052	27,064
Repairs and maintenance	13,375	12,261	11,339
Property administration	11,703	10,155	9,248
Property management	8,757	8,255	8,503
Operating services and common area maintenance	15,068	13,469	12,358
Other real estate expenses	3,300	3,790	2,252
Depreciation and amortization	96,011	85,740	85,107
Acquisition costs	5,710	1,265	234
General and administrative	19,761	17,535	15,488
	225,177	197,833	187,374
Other operating income
Gain on sale of real estate	570	—	—
Real estate operating income	64,030	65,191	67,420
Other income (expense)
Interest expense	(59,785)	(63,573)	(60,627)
Other income	825	926	975
Loss on extinguishment of debt	—	(2,737)	—
	(58,960)	(65,384)	(59,652)
Income (loss) from continuing operations	5,070	(193)	7,768
Discontinued operations:
Income from operations of properties sold or held for sale	546	15,395	10,816
Gain on sale of real estate	105,985	22,144	5,124
Net income	111,601	37,346	23,708
Less: Net loss attributable to noncontrolling interests in subsidiaries	38	—	—
Net income attributable to the controlling interests	$111,639	$37,346	$23,708
Basic net income attributable to the controlling interests per share
Continuing operations	$0.08	$—	$0.11
Discontinued operations, including gain on sale of real estate	1.59	0.55	0.24
Net income attributable to the controlling interests per share	$1.67	$0.55	$0.35
Diluted net income attributable to the controlling interests per share
Continuing operations	$0.08	$—	$0.11
Discontinued operations, including gain on sale of real estate	1.59	0.55	0.24
Net income attributable to the controlling interests per share	$1.67	$0.55	$0.35
Weighted average shares outstanding – basic	66,795	66,580	66,239
Weighted average shares outstanding – diluted	66,837	66,580	66,376
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2011	66,265	$662	$1,138,478	$(280,096)	$859,044	$3,788	$862,832
Net income attributable to the controlling interests	—	—	—	23,708	23,708	—	23,708
Contributions from noncontrolling interest	—	—	—	—	—	298	298
Dividends	—	—	—	(97,734)	(97,734)		(97,734)
Shares issued under Dividend Reinvestment Program	55	1	1,315	—	1,316	—	1,316
Share options exercised	45	—	1,153	—	1,153	—	1,153
Share grants, net of share grant amortization and forfeitures	72	1	4,569	—	4,570	—	4,570
Balance, December 31, 2012	66,437	664	1,145,515	(354,122)	792,057	4,086	796,143
Net income attributable to the controlling interests	—	—	—	37,346	37,346	—	37,346
Contributions from noncontrolling interest	—	—	—	—	—	401	401
Dividends	—	—	—	(80,104)	(80,104)	—	(80,104)
Share grants, net of share grant amortization and forfeitures	94	1	5,659	—	5,660	—	5,660
Balance, December 31, 2013	66,531	665	1,151,174	(396,880)	754,959	4,487	759,446
Net income attributable to the controlling interests	—	—	—	111,639	111,639	—	111,639
Net income attributable to noncontrolling interests	—	—	—	—	—	(38)	(38)
Distributions to noncontrolling interests	—	—	—	—	—	(1,784)	(1,784)
Contributions from noncontrolling interest	—	—	—	—	—	9	9
Dividends	—	—	—	(80,277)	(80,277)	—	(80,277)
Equity offerings, net of issuance costs	1,125	11	30,679	—	30,690	—	30,690
Share grants, net of share grant amortization and forfeitures	163	2	2,542	—	2,544	—	2,544
Balance, December 31, 2014	67,819	$678	$1,184,395	$(365,518)	$819,555	$2,674	$822,229

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$111,601	$37,346	$23,708
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(106,555)	(22,144)	(5,124)
Depreciation and amortization, including amounts in discontinued operations	96,011	97,901	103,934
Provision for losses on accounts receivable	1,402	3,772	3,847
Real estate impairment, including amounts in discontinued operations	—	—	2,097
Share-based compensation expense	4,995	6,246	5,856
Amortization of debt premiums, discounts and related financing costs	3,588	4,158	3,867
Loss on extinguishment of debt, net	—	2,737	—
Changes in other assets	(23,306)	(10,591)	(8,458)
Changes in other liabilities	(7,035)	(6,107)	1,721
Net cash provided by operating activities	80,701	113,318	131,448
Cash flows from investing activities
Real estate acquisitions, net	(194,536)	(48,200)	(52,142)
Capital improvements to real estate	(57,810)	(55,829)	(51,180)
Development in progress	(43,264)	(15,826)	(6,494)
Net cash received from sale of real estate	190,864	313,765	21,825
Real estate deposits, net	—	(3,900)	(250)
Cash held in replacement reserve escrows	(1,417)	—	—
Non-real estate capital improvements	(1,719)	(162)	(555)
Net cash (used in) provided by investing activities	(107,882)	189,848	(88,796)
Cash flows from financing activities
Line of credit borrowings (repayments), net	50,000	—	(99,000)
Dividends paid	(80,277)	(80,104)	(97,734)
Contributions from noncontrolling interests	9	401	298
Distributions to noncontrolling interests	(3,454)	—	—
Proceeds from dividend reinvestment program	—	—	1,316
Borrowing under construction loan	20,393	7,297	—
Principal payments – mortgage notes payable	(3,954)	(58,679)	(85,667)
Net proceeds from debt offering	—	—	298,314
Payment of financing costs	(742)	(843)	(4,678)
Net proceeds from equity offerings	30,690	—	—
Notes payable repayments	(100,000)	(60,000)	(50,000)
Net proceeds from exercise of share options	—	—	1,153
Net cash used in financing activities	(87,335)	(191,928)	(35,998)
Net (decrease) increase in cash and cash equivalents	(114,516)	111,238	6,654
Cash and cash equivalents at beginning of year	130,343	19,105	12,451
Cash and cash equivalents at end of year	$15,827	$130,343	$19,105
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$58,023	$62,744	$58,282
Cash paid for income taxes	$156	$54	$84
Increase in accrued capital improvements and development costs	$(4,154)	$(328)	$(2,128)
Mortgage notes payable assumed in connection with the acquisition of real estate	$100,861	$—	$—
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
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
Federal Income Taxes
We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2014, we sold the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
January 21, 2014	Medical Office Portfolio Transactions III & IV (1)	Medical Office	$105,985
May 2, 2014	5740 Columbia Road	Retail	570
		Total 2014	$106,555

March 19, 2013	Atrium Building	Office	$3,195
November 2013	Medical Office Portfolio Transactions I & II (2)	Medical Office / Office	18,949
		Total 2013	$22,144

August 31, 2012	1700 Research Boulevard	Office	$3,724
December 20, 2012	Plumtree Medical Center	Medical Office	1,400
		Total 2012	$5,124
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
We reinvested a portion of the Medical Office Portfolio sales proceeds in replacement properties through deferred tax exchanges.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of December 31, 2014 and December 31, 2013, our TRS's had no net deferred tax assets and a net deferred tax liability of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. During 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRS's. The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.

The following is a breakdown of the taxable percentage of our dividends for these years ended December 31, 2014, 2013 and 2012, (unaudited):

	2014	2013	2012
Ordinary income	40%	62%	72%
Return of capital	52%	38%	26%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	8%	—%	2%
Capital gain	—%	—%	—%
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of Washington REIT, our majority-owned subsidiaries and entities in which Washington REIT has a controlling interest, including where Washington REIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Specifically, under this ASU only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. The primary impact of this ASU is that we are no longer required to report the disposal of every operating property in discontinued operations. Adoption of this ASU is required for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted this ASU effective on January 1, 2014.

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

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail segments) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the facility has been given to the tenant.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment history or financial condition casts doubt upon the tenants’ ability to perform under their lease obligations. When we determine the collection of a receivable to be doubtful in the same quarter that we established the receivable, we recognize the allowance for that receivable as an offset to real estate revenues. When we determine a receivable that was initially established in a prior quarter to be doubtful, we recognize the allowance as an operating expense. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Our accounts receivable balances include $4.4 million and $6.2 million of notes receivable as of December 31, 2014 and 2013, respectively.

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

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences.
In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease. Real estate depreciation expense from continuing operations was $71.4 million, $63.4 million, $61.1 million during the years ended December 31, 2014, 2013, 2012, respectively.
We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

We capitalize interest costs incurred on borrowing obligations while qualifying assets are being readied for their intended use. We amortize capitalized interest over the useful life of the related underlying assets upon those assets being placed into service. Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total interest expense from continuing operations	$61,927	$64,809	$62,315
Capitalized interest	2,142	1,236	1,688
Interest expense from continuing operations, net of capitalized interest	$59,785	$63,573	$60,627
We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions (see note 3). Assets held for sale are recorded at the lower of cost or fair value less costs to sell.
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
The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2014 and 2013.
We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheets and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed, else the related value is expensed at that time. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease, over its new, shorter term.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$56,327	$35,463	$20,864	$47,697	$29,653	$18,044
Leasing commissions/absorption costs	93,729	60,289	33,440	78,629	48,376	30,253
Net lease intangible assets	19,724	9,495	10,229	12,495	7,008	5,487
Net lease intangible liabilities	34,027	20,974	13,053	26,348	19,403	6,945
Below-market ground lease intangible asset	12,080	1,335	10,745	12,080	1,145	10,935
Amortization of these combined components from continuing operations was $20.3 million, $17.3 million and $19.6 million during the three years ended December 31, 2014, 2013 and 2012, respectively.
Amortization of these combined components from continuing operations over the next five years is projected to be as follows (in thousands):

2015	$17,260
2016	13,234
2017	9,465
2018	5,844
2019	3,358

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

Under ASU 2014-08, which we adopted as of January 1, 2014, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the consolidated statements of income if the dispositions represent a strategic shift that has (or will have) a major effect on our operations and financial results. Interest on debt that can be identified as specifically attributed to these properties is included in discontinued operations. If the dispositions do not represent a strategic shift that has (or will have) a major effect on our operations and financial results, then the revenues and expenses of the properties that are classified as sold or held for sale are presented as continuing operations in the consolidated statements of income for all periods presented. The provisions of ASU 2014-08 apply only to properties classified as held for sale or sold after our adoption date of January 1, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and commercial paper with original maturities of 90 days or less. Washington REIT maintains cash deposits with financial institutions that at times exceed applicable insurance limits. Washington REIT reduces this risk by maintaining such deposits with high quality financial institutions that management believes are credit-worthy.

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

We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

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

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2010 through 2014 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

NOTE 3: REAL ESTATE
Continuing Operations
As of December 31, 2014 and 2013, our real estate investment portfolio, at cost, consists of properties as follows (in thousands):

	December 31,
	2014	2013
Office	$1,502,052	$1,296,967
Retail	463,716	415,899
Multifamily	505,185	389,361
	$2,470,953	$2,102,227

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence, unemployment rates, etc. as well as changing tenant and consumer requirements.
As of December 31, 2014, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.
We had properties under development or held for development as of December 31, 2014. In the office segment, we had a redevelopment project to renovate Silverline Center (formerly 7900 Westpark Drive). In the multifamily segment, we had land held for future development at 1225 First Street and the final phase of The Maxwell ground-up development project. During the fourth quarter of 2014, we substantially completed major construction activities at The Maxwell and placed into service assets totaling $31.3 million and will place the remaining assets totaling approximately $17.9 million at December 31, 2014 into service in 2015.
The cost of our real estate portfolio under development or held for future development as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Office	$36,379	$12,175
Retail	500	495
Multifamily	39,356	48,645
	$76,235	$61,315

Acquisitions

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We seek to upgrade our portfolio with acquisitions as opportunities arise. Properties and land for development acquired during the years ending December 31, 2014, 2013 and 2012 were as follows:

Acquisition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Purchase Price (In thousands)
February 21, 2014	Yale West (216 units)	Multifamily	N/A	$73,000
March 26, 2014	The Army Navy Club Building	Office	108,000	79,000
May 1, 2014	1775 Eye Street, NW	Office	185,000	104,500
October 1, 2014	Spring Valley Retail Center	Retail	75,000	40,500
		Total 2014	368,000	$297,000

October 1, 2013	The Paramount (135 units)	Multifamily	N/A	$48,200
		Total 2013		$48,200

June 21, 2012	Fairgate at Ballston	Office	142,000	$52,250
		Total 2012	142,000	$52,250
The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2014 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Real estate rental revenue	$16,260	$907	$3,358
Net (loss) income	(3,168)	(105)	325
As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption,

tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.
We have recorded the total purchase price of the above acquisitions as follows (in thousands):

	2014	2013	2012
Land	$104,403	$8,568	$17,750
Buildings	172,671	37,930	26,893
Tenant origination costs	9,377	32	3,100
Leasing commissions/absorption costs	16,474	943	4,172
Net lease intangible assets	7,331	102	508
Net lease intangible liabilities	(8,323)	(117)	(173)
Fair value of assumed mortgage	(107,125)	—	—
Furniture, fixtures & equipment	932	742	—
Total	$195,740	$48,200	$52,250

The weighted remaining average life for the 2014 acquisition components above, other than land and building, are 66 months for tenant origination costs, 59 months for leasing commissions/absorption costs, 69 months for net lease intangible assets and 105 months for net lease intangible liabilities.

The difference in the total contract price of $297.0 million for the 2014 acquisitions and the acquisition cost per the consolidated statements of cash flows of $194.5 million is primarily due to the assumption of two mortgage notes secured by Yale West and The Army Navy Club Building for an aggregate $100.9 million and the payment of a $3.6 million deposit for Yale West in 2013, partially offset by a credit to the seller for building renovations at 1775 Eye Street, NW for $1.9 million.
The difference in the contract purchase price of $52.3 million for the 2012 acquisition and the cash paid for the acquisition per the consolidated statements of cash flows of $52.1 million is primarily related to credits received at settlement totaling $0.1 million.
The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2014 and 2013 as if the above described acquisitions in 2014 had occurred on January 1, 2013. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2014 and 2013. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2014	2013
Real estate revenues	$295,876	$286,523
Income (loss) from continuing operations	$4,524	$(4,128)
Net income	$111,055	$33,411
Diluted earnings per share	$1.66	$0.50

Noncontrolling Interests in Subsidiaries
In August 2007, we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of Washington REIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase. In November 2013, 4661 Kenmore Avenue was sold as part of the Medical Office Portfolio (see "Properties Sold or Held for Sale"), and in 2014 we distributed to the noncontrolling interest holder their share of the proceeds.

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. We estimate the total cost of the project to be $49.9 million, and we secured third-party debt financing totaling $33.0 million (see note 4). Washington REIT is the 90% owner of the joint venture, and will have management and leasing responsibilities when the project is completed and stabilized (defined as 90% of the residential units leased). The real estate development company owns 10% of the joint venture and is responsible for the development and construction of the property. Major construction activities at The Maxwell ended during December 2014. However, as of December 31, 2014, only two of the six residential floors were available for occupancy. The remaining residential floors became available for occupancy during the first quarter of 2015.

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

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of December 31, 2014 and 2013 the land and capitalized development costs for 1225 First Street were as follows (in thousands):

	December 31,
	2014	2013
Properties under development or held for future development	$20,807	$20,788

As of December 31, 2014 and 2013 the liabilities for 1225 First Street were as follows (in thousands):

	December 31,
	2014	2013
Accounts payable and other liabilities	$38	$39

During the fourth quarter of 2014, we substantially completed major construction activities at The Maxwell. As of December 31, 2014 and 2013 The Maxwell's assets were as follows (in thousands):

	December 31,
	2014	2013
Land	$12,851	$—
Income producing property	18,432	—
Properties under development or held for future development	17,947	27,343
	$49,230	$27,343

As of December 31, 2014 and 2013, The Maxwell's liabilities were as follows (in thousands):

	December 31,
	2014	2013
Mortgage notes payable	$27,690	$7,297
Accounts payable and other liabilities	2,196	1,785
Tenant security deposits	17	—
	$29,903	$9,082

Properties Sold or Held for Sale
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

We sold or classified as held for sale the following properties during the three years ended December 31, 2014:

Property	Type	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Medical Office Portfolio Transactions III & IV (1)	Medical Office	427,000	193,561	$105,985
5740 Columbia Road (2)	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

Atrium Building	Office	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II	Medical Office / Office	1,093,000	307,189	18,949
	Total 2013	1,172,000	$322,939	$22,144

1700 Research Boulevard	Office	101,000	$14,250	$3,724
Plumtree Medical Center	Medical Office	33,000	8,750	1,400
	Total 2012	134,000	$23,000	$5,124
(1) These properties were initially classified as held for sale during 2013.
(2) The property is classified as continuing operations in accordance with ASU No. 2014-08 (see note 2). All other listed properties are classified as discontinued operations in accordance with ASC 205-10, "Discontinued Operations."
In September 2013, we entered into four separate purchase and sale agreements to effectuate the sale of our entire medical office segment (including land held for development at 4661 Kenmore Avenue) and two office buildings (Woodholme Center and 6565 Arlington Boulevard) for an aggregate purchase price of $500.8 million. The sale was structured as four transactions. Transactions I & II closed in November 2013 and Transactions III & IV in January 2014. We do not have significant continuing involvement in the operations of the disposed properties.

The impact of the sale on our medical office segment on revenues and net income is summarized as follows (in thousands, except per share data):

	Year Ending December 31,
	2014	2013	2012
Real estate revenues	$892	$41,012	$44,674
Net income	546	14,044	8,128
Basic and diluted net income per share	0.01	0.21	0.12

As of December 31, 2014 and 2013, investment in real estate for properties sold or held for sale were as follows (in thousands):

	December 31,
	2014	2013
Medical office	$—	$125,967
Less accumulated depreciation	—	(46,066)
Investment in real estate sold or held for sale, net	$—	$79,901

As of December 31, 2014 and 2013, liabilities related to properties sold or held for sale were as follows (in thousands):

	December 31,
	2014	2013
Other liabilities	$—	$1,533

Income from properties classified as discontinued operations for the three years ended December 31, 2014 was as follows (in thousands):

	Year Ending December 31,
	2014	2013	2012
Revenues	$892	$45,791	$54,344
Property expenses	(346)	(17,039)	(18,273)
Real estate impairment	—	—	(2,097)
Depreciation and amortization	—	(12,161)	(18,827)
Interest expense	—	(1,196)	(4,331)
	$546	$15,395	$10,816
Income from properties classified as discontinued operations by property for the three years ended December 31, 2014 was as follows (in thousands):

		Year Ending December 31,
Property	Segment	2014	2013	2012
1700 Research Boulevard	Office	$—	$—	$225
Plumtree Medical Center	Medical Office	—	—	197
Atrium Building	Office	—	185	1,063
Medical Office Portfolio	Medical/Office	546	15,210	9,331
		$546	$15,395	$10,816

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
We used a combination of internal models and a third-party valuation estimate to determine the fair value of 4661 Kenmore Avenue. This fair valuation incorporated both market and income approaches, including recent comparable land sales and return on cost of development metrics. The valuation is inherently subjective because there are few observable market transactions for similar land, and therefore we, through discussions with market participants, made certain significant assumptions with respect to appropriate comparable transactions to consider, cash flow estimates and discount rates. Our estimate of the fair value of the land was further corroborated by an independent third-party valuation specialist. This fair valuation falls into Level 3 in the fair value hierarchy due to its reliance on significant unobservable inputs.

NOTE 4: MORTGAGE NOTES PAYABLE
As of December 31, 2014 and 2013, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2014	2013	Payoff Date/Maturity Date
Army Navy Club Building	3/26/2014	3.18%	$52,235	$—	5/1/2017
Yale West (3)	2/21/2014	3.75%	53,029	—	1/31/2022
The Maxwell (4), (5)	2/21/2013	2.31%	27,690	7,297	2/21/2016
John Marshall II	9/15/2011	5.79%	51,810	52,563	5/5/2016
Olney Village Center	8/30/2011	4.94%	19,070	20,743	10/1/2023
Kenmore Apartments	2/2/2009	5.37%	34,305	34,937	3/1/2019
2445 M Street (5)	12/2/2008	7.25%	99,357	98,102	1/6/2017
3801 Connecticut Avenue, Walker House and Bethesda Hill (6)	5/29/2008	5.71%	81,029	81,029	6/1/2016
			$418,525	$294,671
(1) Each of these mortgages was assumed with the acquisition of the collateralized properties, except for the mortgage notes secured by 3801 Connecticut Avenue, Walker House, Bethesda Hill, Kenmore Apartments, and the construction loan secured by the development project at The Maxwell, which were originally executed by Washington REIT. We record mortgages assumed in an acquisition at fair value, and balances presented include any recorded premiums or discounts.
(2) Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.
(3) The maturity date of the mortgage note is January 1, 2052, but can be prepaid, without penalty, beginning on January 31, 2022.
(4) Interest rate on The Maxwell is variable, based on LIBOR plus 2.15%. The maturity date can be extended for up to two years, subject to fees and compliance with certain provisions in the loan agreement, until February 20, 2018.
(5) Interest only is payable monthly until the maturity date upon which all unpaid principal and interest are payable in full.
(6) Interest only is payable monthly until the maturity date, which can be extended for one year upon which the interest rate is reset on June 1, 2016. At maturity on June 1, 2017, all unpaid principal and interest are payable in full.
Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $607.8 million and $433.7 million at December 31, 2014 and 2013, respectively.

Scheduled principal payments subsequent to December 31, 2014 are as follows (in thousands):

2015	$4,512
2016	163,637
2017	154,436
2018	3,135
2019	33,909
Thereafter	54,871
414,500
Net discounts/premiums	4,025
Total	$418,525

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE
As of December 31, 2014, we maintained a $100.0 million unsecured line of credit maturing in June 2015 (“Credit Facility No. 1”) and a $400.0 million unsecured line of credit maturing in July 2016 (“Credit Facility No. 2”). Credit Facility No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments. The amounts of these lines of credit unused and available at December 31, 2014 were as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	(5,000)	(45,000)
Letters of credit issued	—	—
Unused and available	$95,000	$355,000
During January 2015, we provided a letter of credit under Credit Facility No. 2 for $15.5 million to the lender for John Marshall II relating to tenant improvements.
We executed borrowings and repayments on the unsecured lines of credit during 2014 as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2013	$—	$—
Borrowings	10,000	45,000
Repayments	(5,000)	—
Balance at December 31, 2014	$5,000	$45,000
Borrowings under Credit Facility No. 1 and No. 2 bear interest at LIBOR plus a spread based on the credit rating on our publicly issued debt. The interest rate spread is 120 basis points for each facility.
All outstanding advances for Credit Facility No. 1 and No. 2 are due and payable upon maturity in June 2015 and July 2016, respectively. Credit Facility No. 1 and No. 2 may be extended for one year at our option. Interest only payments are due and payable generally on a monthly basis. In addition, we pay a facility fee based on the credit rating of our publicly issued debt which as of December 31, 2014 equals 0.25%  per annum of the committed capacity of each facility, without regard to usage. Rates and fees may be adjusted up or down based on changes in our senior unsecured credit ratings. For the three years ended December 31, 2014, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense (excluding facility fees)	$196	$867	$1,253
Facility fees	1,267	1,267	1,062
Credit Facility No. 1 and No. 2 contain certain financial and non-financial covenants, all of which we have met as of December 31, 2014 and 2013. Included in these covenants is the requirement to maintain a minimum level of net worth, as well as limits on our total liabilities, secured indebtedness and required debt service payments.
Information related to revolving credit facilities for the three years ended December 31, 2014 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2014	2013	2012
Total revolving credit facilities at December 31	$500,000	$500,000	$500,000
Borrowings outstanding at December 31	50,000	—	—
Weighted average daily borrowings during the year	12,849	61,548	108,589
Maximum daily borrowings during the year	55,000	135,000	242,000
Weighted average interest rate during the year	1.53%	1.41%	1.15%
Weighted average interest rate on borrowings outstanding at December 31	1.37%	N/A	N/A

NOTE 6: NOTES PAYABLE
Our unsecured notes outstanding as of December 31, 2014 were as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	5.35%	5.359%	$50,000	5/1/2015
10 Year Unsecured Notes	5.35%	5.490%	100,000	5/1/2015
10 Year Unsecured Notes	4.95%	5.053%	250,000	10/1/2020
10 Year Unsecured Notes	3.95%	4.018%	300,000	10/15/2022
30 Year Unsecured Notes	7.25%	7.360%	50,000	2/25/2028
Total principal			750,000
Net unamortized discount			(2,792)
Total			$747,208
(1) Yield on issuance date, including the effects of discounts on the notes.
(2) No principal amounts are due prior to maturity.
We extinguished the remaining $100.0 million of our 5.25% unsecured notes on their maturity date of January 15, 2014.
The required principal payments excluding the effects of note discounts or premium for the remaining years subsequent to December 31, 2014 are as follows (in thousands):

2015	$150,000
2016	—
2017	—
2018	—
2019	—
Thereafter	600,000
$750,000

Interest on these notes is payable semi-annually. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2014. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.
The covenants under our line of credit agreements require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law and extended the program through December 31, 2014. On January 12, 2015, The Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed into law and extends the program through December 31, 2020.
NOTE 7: STOCK BASED COMPENSATION

Washington REIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options outstanding as of December 31, 2014. During 2014, the Board of Trustees adopted a new short-term incentive plan ("STIP") and new long-term incentive plan ("LTIP") for executive officers.

Regarding the new STIP, the changes from the prior STIP primarily removed the 15% service-only component of the award and the 20% performance condition based on strategic acquisition and disposition goal criteria, maintaining an award payable 50% in cash and 50% in stock. The new LTIP was modified to be based entirely on total shareholder return during a defined three-year period. The LTIP was also converted from a single three-year plan structure to a “rolling” structure in which a new three-year plan is commenced each year. The vesting at the end of the performance period was modified to be 75% at the end of the performance period and 25% one year thereafter. In addition, during the transition period to the new LTIP, the Board of Trustees awarded similar transition awards with defined performance periods of one and two years and modified vesting to account for the transition.

Short-Term Incentive Plan

Under the STIP, executive officers earn awards, payable 50% in cash and 50% in restricted shares, based on a percentage of salary and an achievement rating subject to the discretion of the Compensation Committee of the Board of Trustees in consideration of various performance conditions and other subjective factors during a one-year performance period. With respect to the 50% of the STIP award payable in restricted shares, the restricted shares will vest over a three-year period commencing on the January 1 following the end of the one-year performance period.

The grant date for the 50% of the STIP award payable in restricted shares is the date on which the Compensation Committee approves the STIP awards. We recognize compensation expense on this 50% when the grant date occurs at the end of the one-year period through the three-year vesting period.

Short-term incentive plans for other officers and non-officers are payable 100% in cash.

Long-Term Incentive Plan

Under the LTIP, officers earn awards payable, 75% in unrestricted shares and 25% in restricted shares, based on a percentage of salary and the achievement of certain market conditions. LTIP performance is evaluated based on 50% on absolute total shareholder return (“TSR”) and 50% on relative TSR over a three-year evaluation period with a new three-year period initiating under the existing plan each year. The officers' total award opportunity under the LTIP stated as a percentage of base salary ranges from 80% to 150% at target level. The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period. In addition, during the transition period to the new LTIP, the Board of Trustees awarded similar transition awards with defined performance periods of one and two years and modified vesting to account for the transition.

We recognize compensation expense ratably (over three years for the 75% unrestricted shares and over four years for the 25% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the officer LTIP awards. The market condition performance measurement is based on total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of 15 peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to the peer companies, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Washington REIT and each of the peer companies. The assumptions used to value the officer LTIP awards were an expected volatility of 23.2%, a risk-free interest rate of 0.8% and an expected life of 3 and 4 years. We based the expected volatility upon the historical volatility of our daily closing share price. The price at the grant date, April 23, 2014, was $24.08. We based the risk-free interest rate used on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period. We based the expected term on the market condition performance period. The calculated grant date fair value as a percentage of base salary for the officers for the new three-year performance period that commenced in 2014 ranged from approximately 35% to 67% for the 50% of the LTIP based on relative TSR and from 20% to 38% for the 50% of the LTIP based on absolute TSR. For the one-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the one-year performance period that commenced in 2014 ranged from approximately 11% to 20% for the 50% of the LTIP based on relative TSR and from 10% to 20% for the 50% of the LTIP based on absolute TSR. For the two-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the two-year performance period that commenced in 2014 ranged from approximately 23% to 43% for the 50% of the LTIP based on relative TSR and from 16% to 30% for the 50% of the LTIP based on absolute TSR.

Non-officer employees earn restricted share unit awards under the LTIP based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years from December 15 preceding the grant date based upon continued employment. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award's key terms and conditions are known and the grant date is established. We recognize compensation expense for these awards according to a graded vesting schedule over the four-year requisite service period.

Trustee Awards

We award share based compensation to our trustees on an annual basis in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $55,000 for each of the years ended December 31, 2014, 2013 and 2012.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for the three years ended December 31, 2014 for all share based awards, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$4,995	$6,246	$5,856

Washington REIT's prior chief executive officer ("Prior CEO") retired as of December 31, 2013. Under the terms of his separation agreement, all of the Prior CEO's unvested restricted shares and restricted share units under the prior STIP, prior LTIP and deferred compensation plans vested on December 31, 2013. The impact of this modification of the Prior CEO's awards was $1.0 million for the year ended December 31, 2013.
Restricted Share Awards
The activity for the three years ended December 31, 2014 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Year Ended December 31,
	2014
	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2011	331,003	$28.39
Granted	36,884	26.40
Vested during year	(211,485)	28.39
Forfeited	(6,599)	27.61
Unvested at December 31, 2012	149,803	27.37
Granted	141,609	26.30
Vested during year	(158,657)	26.66
Forfeited	(2,940)	27.80
Unvested at December 31, 2013	129,815	27.06
Granted	210,817	23.93
Vested during year	(236,498)	25.06
Forfeited	(10,467)	25.80
Unvested at December 31, 2014	93,667	25.22
The total fair value of share grants vested for the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $3.8 million and $5.6 million, respectively.
As of December 31, 2014, the total compensation cost related to non-vested share awards not yet recognized was $1.2 million, which we expect to recognize over a weighted average period of 17 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in February 2014 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$458	$1,376
Absolute TSR	327	921

The unamortized value of these awards with market conditions as of December 31, 2014 was as follows (in thousands):

	Restricted	Unrestricted
Relative TSR	$354	$841
Absolute TSR	251	549
NOTE 8: OTHER BENEFIT PLANS
We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For the three years ended December 31, 2014, we made contributions to the 401(k) plan as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
401(k) plan contributions	$423	$428	$467

We have adopted non-qualified deferred compensation plans for the officers and members of the Board of Trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of Washington REIT. The deferred compensation liability at December 31, 2014 and 2013 was as follows (in thousands):

	December 31,
	2014	2013
Deferred compensation liability	$1,556	$1,437

In November 2005, the Board of Trustees approved the establishment of a Supplemental Executive Retirement Plan (“SERP”) for the benefit of officers, other than the former CEO. This is a defined contribution plan under which, upon a participant's termination of employment from Washington REIT for any reason other than death, discharge for cause or total and permanent disability, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2014 and 2013, the accrued benefit liability was $2.8 million and $3.3 million, respectively. For the three years ended December 31, 2014, we recognized current service cost as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Officer SERP current service cost	$306	$325	$342
NOTE 9: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at December 31, 2014 and 2013 that are recorded at fair value on a recurring basis are the assets held in the SERP, which primarily consists of investments in mutual funds. We base the valuations related to these items on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy. The fair values of these assets at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,778	$—	$2,778	$—	$3,290	$—	$3,290	$—
Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2014 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2014.
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

As of December 31, 2014 and 2013, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$15,827	$15,827	$130,343	$130,343
Restricted cash	10,299	10,299	9,189	9,189
2445 M Street note receivable	4,404	5,113	6,070	6,803
Mortgage notes payable	418,525	433,762	294,671	313,476
Lines of credit payable	50,000	50,000	—	—
Notes payable	747,208	782,042	846,703	856,171
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
We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options (prior to their expiration at December 31, 2014) based on the treasury stock method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method. The dilutive earnings per share calculation also considers operating partnership units for the years ended December 31, 2013 and 2012 under the if-converted method. We had no operating partnership units as of December 31, 2014. We had a loss from continuing operations for the year ended December 31, 2013 and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for that year.

The computation of basic and diluted earnings per share for the three years ended December 31, 2014 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$5,070	$(193)	$7,768
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	5	—	(191)
Adjusted income (loss) from continuing operations attributable to the controlling interests	5,075	(193)	7,577
Income from discontinued operations, including gain on sale of real estate, net of taxes	106,531	37,539	15,940
Net income attributable to noncontrolling interests	38	—	—
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	(322)	(415)	(391)
Adjusted income from discontinued operations attributable to the controlling interests	106,247	37,124	15,549
Adjusted net income attributable to the controlling interests	$111,322	$36,931	$23,126
Denominator:
Weighted average shares outstanding – basic	66,795	66,580	66,239
Effect of dilutive securities:
Employee stock options and restricted share awards	42	—	137
Weighted average shares outstanding – diluted	66,837	66,580	66,376

Earnings per common share, basic:
Continuing operations	$0.08	$—	$0.11
Discontinued operations	1.59	0.55	0.24
	$1.67	$0.55	$0.35
Earnings per common share, diluted:
Continuing operations	$0.08	$—	$0.11
Discontinued operations	1.59	0.55	0.24
	$1.67	$0.55	$0.35
NOTE 11: RENTALS UNDER OPERATING LEASES
As of December 31, 2014, non-cancelable commercial operating leases provide for minimum rental income from continuing operations were as follows (in thousands):

2015	$192,105
2016	176,751
2017	156,837
2018	134,039
2019	112,575
Thereafter	316,645
$1,088,952
Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2014 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Reimbursement income	$31,610	$26,822	$25,528

NOTE 12: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2014, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects at 1225 First Street, The Maxwell and Silverline Center.
Litigation
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.
Other
At December 31, 2014 and 2013, we had no letters of credit issued under our line of credit facility.
NOTE 13: SEGMENT INFORMATION
We have three reportable segments: office, retail, and multifamily. Retail shopping centers are typically grocery store anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region.
Real estate rental revenue as a percentage of the total for each of the reportable operating segments in continuing operations for the three years ended December 31, 2014 was as follows:

	Year Ended December 31,
	2014	2013	2012
Office	57%	58%	58%
Retail	21%	21%	21%
Multifamily	22%	21%	21%
The percentage of total income producing real estate assets, at cost, for each of the reportable operating segments in continuing operations as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Office	61%	62%
Retail	19%	20%
Multifamily	20%	18%

The accounting policies of each of the segments are the same as those described in note 2.

We evaluate performance based upon net operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2014 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$166,116	$60,263	$62,258	$—	$288,637
Real estate expenses	63,903	14,022	25,770	—	103,695
Net operating income	$102,213	$46,241	$36,488	$—	$184,942
Depreciation and amortization					(96,011)
General and administrative					(19,761)
Acquisition costs					(5,710)
Interest expense					(59,785)
Other income					825
Gain on sale of real estate					570
Discontinued operations:
Income from properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					111,601
Less: Net income attributable to noncontrolling interests					38
Net income attributable to the controlling interests					$111,639
Capital expenditures	$43,128	$5,496	$9,186	$1,719	$59,529
Total assets	$1,284,523	$385,174	$408,772	$35,238	$2,113,707

	Year Ended December 31, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$152,339	$—	$56,189	$54,496	$—	$263,024
Real estate expenses	57,293	—	13,768	22,232	—	93,293
Net operating income	$95,046	$—	$42,421	$32,264	$—	$169,731
Depreciation and amortization						(85,740)
General and administrative						(17,535)
Acquisition costs						(1,265)
Interest expense						(63,573)
Other income						926
Loss on extinguishment of debt						(2,737)
Discontinued operations:
Income from properties sold or held for sale						15,395
Gain on sale of real estate						22,144
Net income						37,346
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$37,346
Capital expenditures	$37,777	$3,695	$4,204	$10,153	$162	$55,991
Total assets	$1,073,302	$84,001	$344,207	$309,117	$164,866	$1,975,493

	Year Ended December 31, 2012
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$147,401	$—	$54,506	$52,887	$—	$254,794
Real estate expenses	53,376	—	12,702	20,467	—	86,545
Net operating income	$94,025	$—	$41,804	$32,420	$—	$168,249
Depreciation and amortization						(85,107)
General and administrative						(15,488)
Acquisition costs						(234)
Interest expense						(60,627)
Other income						975
Discontinued operations:
Income from properties sold or held for sale						10,816
Gain on sale of real estate						5,124
Net income						23,708
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$23,708
Capital expenditures	$35,330	$7,004	$2,977	$5,869	$555	$51,735
Total assets	$1,140,046	$327,573	$355,585	$249,503	$51,669	$2,124,376

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited financial data by quarter for each of the three months in the years ended December 31, 2014 and 2013 were as follows (in thousands, except for per share data):

	Quarter(1)(2)
	First	Second	Third	Fourth
2014
Real estate rental revenue	$68,611	$72,254	$73,413	$74,359
Income (loss) from continuing operations	$(2,265)	$1,368	$3,658	$2,309
Income from operations of properties sold or held for sale - medical office segment	$546	$—	$—	$—
Net income	$104,554	$1,080	$3,658	$2,309
Net income attributable to the controlling interests	$104,554	$1,087	$3,668	$2,330
Income (loss) from continuing operations per share
Basic	$(0.04)	$0.02	$0.05	$0.03
Diluted	$(0.04)	$0.02	$0.05	$0.03
Net income per share
Basic	$1.56	$0.02	$0.05	$0.03
Diluted	$1.56	$0.02	$0.05	$0.03
2013
Real estate rental revenue	$64,560	$65,915	$65,828	$66,721
Income (loss) from continuing operations	$857	$1,538	$1,709	$(4,297)
Income from operations of properties sold or held for sale - medical office segment	$2,821	$3,439	$3,820	$3,964
Net income	$7,335	$5,263	$5,840	$18,908
Net income attributable to the controlling interests	$7,335	$5,263	$5,840	$18,908
Income from continuing operations per share
Basic	$0.01	$0.02	$0.03	$(0.06)
Diluted	$0.01	$0.02	$0.03	$(0.06)
Net income per share
Basic	$0.11	$0.08	$0.09	$0.28
Diluted	$0.11	$0.08	$0.09	$0.28

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The first quarter of 2014, fourth quarter of 2013 and first quarter of 2013 include gains on sale of real estate in discontinued operations of $106.0 million, $18.9 million and $3.2 million, respectively.

NOTE 15: SHAREHOLDERS' EQUITY

We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. Net proceeds for the sale of common shares under this program are used for general corporate purposes. During 2014, we issued 1,125,000 common shares at a weighted average price of $27.86 for net proceeds of $30.7 million. We did not issue shares under this sales agency financing agreement during 2013 or 2012.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. We issued no shares under this program during 2014 and 2013. During 2012, we issued 55,000 common shares at a weighted average price of $29.67 for net proceeds of $1.3 million under this program.

NOTE 16: DEFERRED COSTS

As of December 31, 2014 and 2013 deferred costs were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred financing costs	$18,836	$11,801	$7,035	$17,842	$8,950	$8,892
Deferred leasing costs	50,943	18,351	32,592	39,642	14,788	24,854
Deferred leasing incentives	14,194	3,605	10,589	7,143	2,417	4,726
Amortization and write-offs of deferred financing, leasing and leasing incentives costs from continuing operations for the three years ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred financing costs amortization	$2,851	$2,550	$2,411
Deferred leasing costs amortization	4,699	4,279	3,635
Deferred leasing incentives amortization	1,704	980	675
NOTE 17: SUBSEQUENT EVENTS
In February 2015, we entered into a purchase and sale agreement for the sale of Country Club Towers, a 227-unit multifamily property located in Arlington, VA, for a contract purchase price of $37.8 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts
2014	$6,783	$1,402	$(4,793)	$3,392
2013	$10,443	$3,531	$(7,191)	$6,783
2012	$8,049	$3,811	$(1,417)	$10,443
Valuation allowance for deferred tax assets
2014	$5,741	$—	$(27)	$5,714
2013	$5,773	$—	$(32)	$5,741
2012	$5,651	$122	$—	$5,773

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2014			Accumulated Depreciation at December 31, 2014
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$10,698,000	$420,000	$13,376,000	$13,796,000	$9,339,000	1951	Jan 1963	179,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	11,148,000	336,000	13,144,000	13,480,000	8,296,000	1964	May 1965	170,000	191	40 years
Country Club Towers	Virginia	299,000	2,562,000	15,144,000	299,000	17,706,000	18,005,000	11,055,000	1965	Jul 1969	159,000	227	35 years
Park Adams	Virginia	287,000	1,654,000	10,227,000	287,000	11,881,000	12,168,000	8,361,000	1959	Jan 1969	173,000	200	35 years
Munson Hill Towers	Virginia	322,000	3,337,000	15,739,000	322,000	19,076,000	19,398,000	14,111,000	1963	Jan 1970	258,000	279	33 years
The Ashby at McLean	Virginia	4,356,000	17,102,000	17,300,000	4,356,000	34,402,000	38,758,000	20,788,000	1982	Aug 1996	274,000	256	30 years
Walker House Apartments (a)	Maryland	2,851,000	7,946,000	6,906,000	2,851,000	14,852,000	17,703,000	9,651,000	1971	Mar 1996	157,000	212	30 years
Bethesda Hill Apartments (a)	Maryland	3,900,000	13,412,000	12,394,000	3,900,000	25,806,000	29,706,000	15,904,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	79,610,000	4,774,000	78,614,000	83,388,000	26,172,000	2007	Feb 2001	214,000	224	28 years
The Clayborne	Virginia	269,000	—	30,631,000	699,000	30,201,000	30,900,000	11,428,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	28,222,000	33,955,000	10,296,000	28,222,000	44,251,000	72,473,000	8,765,000	1948	Sep 2008	268,000	374	30 years
The Maxwell (g)	Virginia	12,787,000	—	36,443,000	12,851,000	36,379,000	49,230,000	—	2014	Jun 2011	143,000	163	30 years
1225 First Street (g)	Virginia	14,046,000	—	6,761,000	—	20,807,000	20,807,000	—	N/A	Nov 2011	—	—	N/A
The Paramount	Virginia	8,568,000	38,716,000	670,000	8,568,000	39,386,000	47,954,000	2,118,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	21,000	14,684,000	62,090,000	76,774,000	1,954,000	2011	Feb 2014	173,000	216	30 years
		$94,208,000	$186,344,000	$263,988,000	$82,569,000	$461,971,000	$544,540,000	$147,942,000			2,594,000	3,053
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$16,943,000	$892,000	$20,424,000	$21,316,000	$14,802,000	1960	May 1977	101,000		28 years
51 Monroe Street	Maryland	840,000	10,869,000	27,904,000	840,000	38,773,000	39,613,000	27,848,000	1975	Aug 1979	221,000		41 years
515 King Street	Virginia	4,102,000	3,931,000	5,744,000	4,102,000	9,675,000	13,777,000	5,164,000	1966	Jul 1992	75,000		50 years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	16,149,000	4,621,000	28,075,000	32,696,000	17,929,000	1971	Jan 1995	201,000		30 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	15,464,000	7,802,000	26,831,000	34,633,000	12,520,000	1976	Nov 1995	103,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	23,146,000	6,661,000	39,888,000	46,549,000	18,299,000	1973	Oct 1997	166,000		30 years
Silverline Center (f)	Virginia	12,049,000	71,825,000	68,237,000	12,049,000	140,062,000	152,111,000	64,474,000	1972	Nov 1997	526,000		30 years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	6,945,000	2,296,000	19,133,000	21,429,000	9,879,000	1985	May 1999	113,000		30 years
Wayne Plaza	Maryland	1,564,000	6,243,000	9,049,000	1,564,000	15,292,000	16,856,000	7,976,000	1970	May 2000	99,000		30 years
Courthouse Square	Virginia	—	17,096,000	7,946,000	—	25,042,000	25,042,000	11,976,000	1979	Oct 2000	116,000		30 years
One Central Plaza	Maryland	5,480,000	39,107,000	17,721,000	5,480,000	56,828,000	62,308,000	28,510,000	1974	Apr 2001	267,000		30 years
1776 G Street	Washington, DC	31,500,000	54,327,000	5,217,000	31,500,000	59,544,000	91,044,000	25,560,000	1979	Aug 2003	263,000		30 years
Dulles Station, Phase II (f)	Virginia	15,001,000	494,000	(3,400,000)	484,000	11,611,000	12,095,000	403,000	n/a	Dec 2005	—		n/a
West Gude (a)	Maryland	11,580,000	43,240,000	11,699,000	11,580,000	54,939,000	66,519,000	17,686,000	1984	Aug 2006	276,000		30 years
Monument II	Virginia	10,244,000	65,205,000	7,075,000	10,244,000	72,280,000	82,524,000	19,424,000	2000	Mar 2007	208,000		30 years
2000 M Street	Washington, DC	—	61,101,000	21,215,000	—	82,316,000	82,316,000	20,670,000	1971	Dec 2007	230,000		30 years
2445 M Street (a)	Washington, DC	46,887,000	106,743,000	5,127,000	46,887,000	111,870,000	158,757,000	26,905,000	1986	Dec 2008	290,000		30 years
925 Corporate Drive	Virginia	4,518,000	24,801,000	800,000	4,518,000	25,601,000	30,119,000	6,404,000	2007	Jun 2010	133,000		30 years
1000 Corporate Drive	Virginia	4,897,000	25,376,000	243,000	4,898,000	25,618,000	30,516,000	6,603,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	11,280,000	25,226,000	61,775,000	87,001,000	10,246,000	1966	Jan 2011	183,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	2,254,000	17,505,000	23,573,000	41,078,000	4,412,000	1988	Mar 2011	135,000		30 years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2014			Accumulated Depreciation at December 31, 2014
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Braddock Metro Center	Virginia	18,817,000	71,250,000	10,450,000	18,818,000	81,699,000	100,517,000	12,291,000	1985	Sep 2011	353,000		30 years
John Marshall II (a)	Virginia	13,490,000	53,024,000	176,000	13,490,000	53,200,000	66,690,000	7,297,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	3,164,000	17,750,000	33,049,000	50,799,000	4,166,000	1988	Jun 2012	142,000		30 years
Army Navy Club Bldg (a)	Washington, DC	30,796,000	39,315,000	704,000	30,796,000	40,019,000	70,815,000	1,579,000	1912	Mar 2014	108,000		30 years
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	2,151,000	48,086,000	53,225,000	101,311,000	1,659,000	1964	May 2014	185,000		30 years
		$342,605,000	$902,423,000	$293,403,000	$328,089,000	$1,210,342,000	$1,538,431,000	$384,682,000			4,853,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$268,000	$415,000	$1,352,000	$1,767,000	$1,188,000	1962	Jul 1963	51,000	50 years
Westminster	Maryland	519,000	1,775,000	9,710,000	519,000	11,485,000	12,004,000	6,920,000	1969	Sep 1972	150,000	37 years
Concord Centre	Virginia	413,000	850,000	5,038,000	413,000	5,888,000	6,301,000	3,047,000	1960	Dec 1973	76,000	33 years
Wheaton Park	Maryland	796,000	857,000	4,576,000	796,000	5,433,000	6,229,000	3,567,000	1967	Sep 1977	74,000	50 years
Bradlee Shopping Center	Virginia	4,152,000	5,383,000	10,332,000	4,152,000	15,715,000	19,867,000	10,141,000	1955	Dec 1984	171,000	40 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	5,381,000	1,549,000	9,685,000	11,234,000	6,341,000	1975	Sep 1985	49,000	50 years
Montgomery Village Center	Maryland	11,625,000	9,105,000	3,338,000	11,625,000	12,443,000	24,068,000	5,831,000	1969	Dec 1992	197,000	50 years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	14,039,000	5,838,000	17,018,000	22,856,000	6,008,000	1960	Jun 1994	134,000	50 years
Frederick County Square	Maryland	6,561,000	6,830,000	4,421,000	6,561,000	11,251,000	17,812,000	6,864,000	1973	Aug 1995	227,000	30 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	6,024,000	2,904,000	11,513,000	14,417,000	4,471,000	1951	Jun 1998	47,000	30 years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	2,383,000	13,029,000	27,798,000	40,827,000	11,851,000	2000	Jun 2002	332,000	30 years
Frederick Crossing (a)	Maryland	12,759,000	35,477,000	2,235,000	12,759,000	37,712,000	50,471,000	13,076,000	1999	Mar 2005	295,000	30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	752,000	4,928,000	13,777,000	18,705,000	4,315,000	1972	May 2006	82,000	30 years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	2,500,000	11,612,000	24,910,000	36,522,000	7,714,000	1970	May 2006	145,000	30 years
Gateway Overlook	Maryland	28,816,000	52,249,000	235,000	29,110,000	52,190,000	81,300,000	10,989,000	2007	Dec 2010	220,000	30 years
Olney Village Center (a)	Maryland	15,842,000	39,133,000	1,729,000	15,842,000	40,862,000	56,704,000	5,214,000	1979	Aug 2011	199,000	30 years
Spring Valley Retail Center	Washington, DC	10,836,000	32,238,000	59,000	10,836,000	32,297,000	43,133,000	273,000	1941	Oct 2014	75,000	30 years
		$132,594,000	$258,603,000	$73,020,000	$132,888,000	$331,329,000	$464,217,000	$107,810,000			2,524,000

Total	$569,407,000	1,347,370,000	$630,411,000	$543,546,000	$2,003,642,000	$2,547,188,000	$640,434,000	9,971,000	3,053

a) At December 31, 2014, our properties were encumbered by non-recourse mortgage amounts as follows: $35.4 million on 3801 Connecticut Avenue, $16.5 million on Walker House, $29.1 million on Bethesda Hill, $34.3 million on The Kenmore, $99.4 million on 2445 M Street, $51.8 million on John Marshall II, and $19.1 million on Olney Village Center, $53.0 million on Yale West, and $52.2 million on The Amy Navy Club Building.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2014, total land, buildings and improvements are carried at $2,113.2 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2014, Washington REIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station, Phase II). The value not yet placed in service of Dulles Station, Phase II at December 31, 2014 was $8.5 million. $3.6 million of Dulles Station, Phase II was placed into service upon the completion of a portion of the parking garage structure. Additionally, Washington REIT had investments in various development or redevelopment projects, including Silverline Center. The value of this redevelopment not yet placed in service is $26.1 million at December 31, 2014.

g) As of December 31, 2014, Washington REIT had under development via joint venture arrangements, a mid-rise multifamily property in Arlington, Virginia (The Maxwell) and a high-rise multifamily property in Alexandria, Virginia (1225 First Street). The value not yet placed into service for The Maxwell at December 31, 2014 was $17.9 million. The value not yet placed into service for 1225 First Street at December 31, 2014 was $20.8 million. The Maxwell was encumbered by a construction loan with a $27.7 million balance at December 31, 2014.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)
The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2014 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Real estate assets
Balance, beginning of period	$2,289,509	$2,529,131	$2,449,872
Additions:
Property acquisitions (1)	289,140	47,444	47,772
Improvements (1)	98,250	71,127	59,664
Deductions:
Impairment write-down	—	—	(2,097)
Write-off of disposed assets	(2,857)	(2,017)	(1,450)
Property sales	(126,854)	(356,176)	(24,630)
Balance, end of period	$2,547,188	$2,289,509	$2,529,131
Accumulated depreciation
Balance, beginning of period	$611,408	$610,536	$535,732
Additions:
Depreciation	77,741	80,510	84,949
Deductions:
Impairment write-down	—	—	—
Write-off of disposed assets	(2,549)	(1,404)	(1,124)
Property sales	(46,166)	(78,234)	(9,021)
Balance, end of period	$640,434	$611,408	$610,536

(1) Includes non-cash accruals for capital items and assumed mortgages.