Form 10-Q
period 2015-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2015-05-05
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of May 1, 2015, 68,142,406 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Shareholders' Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2014 included in Washington Real Estate Investment Trust’s 2014 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Land	$543,247	$543,546
Income producing property	1,932,908	1,927,407
	2,476,155	2,470,953
Accumulated depreciation and amortization	(649,279)	(640,434)
Net income producing property	1,826,876	1,830,519
Properties under development or held for future development	65,656	76,235
Total real estate held for investment, net	1,892,532	1,906,754
Cash and cash equivalents	40,025	15,827
Restricted cash	13,095	10,299
Rents and other receivables, net of allowance for doubtful accounts of $2,912 and $3,392, respectively	60,215	59,745
Prepaid expenses and other assets	117,367	121,082
Total assets	$2,123,234	$2,113,707
Liabilities
Notes payable	$747,335	$747,208
Mortgage notes payable	419,250	418,525
Lines of credit	30,000	50,000
Accounts payable and other liabilities	65,447	54,318
Advance rents	14,471	12,528
Tenant security deposits	8,892	8,899
Total liabilities	1,285,395	1,291,478
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 68,126 and 67,819 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	681	678
Additional paid in capital	1,191,123	1,184,395
Distributions in excess of net income	(356,531)	(365,518)
Total shareholders’ equity	835,273	819,555
Noncontrolling interests in subsidiaries	2,566	2,674
Total equity	837,839	822,229
Total liabilities and equity	$2,123,234	$2,113,707

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenue
Real estate rental revenue	$74,856	$68,611
Expenses
Real estate expenses	29,208	26,342
Depreciation and amortization	25,275	22,753
Acquisition costs	16	3,045
General and administrative	6,080	4,429
	60,579	56,569
Other operating income
Gain on sale of real estate	30,277	—
Real estate operating income	44,554	12,042
Other income (expense)
Interest expense	(15,348)	(14,530)
Other income	192	223
	(15,156)	(14,307)
Income (loss) from continuing operations	29,398	(2,265)
Discontinued operations:
Income from operations of properties sold or held for sale	—	546
Gain on sale of real estate	—	106,273
Net income	29,398	104,554
Less: Net loss attributable to noncontrolling interests in subsidiaries	108	—
Net income attributable to the controlling interests	$29,506	$104,554
Basic net income per share:
Continuing operations	$0.43	$(0.04)
Discontinued operations	—	1.60
Net income per share	$0.43	$1.56
Diluted net income per share:
Continuing operations	$0.43	$(0.04)
Discontinued operations	—	1.60
Net income per share	$0.43	$1.56
Weighted average shares outstanding – basic	68,141	66,701
Weighted average shares outstanding – diluted	68,191	66,701
Dividends declared per share	$0.3000	$0.3000

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2014	67,819	$678	$1,184,395	$(365,518)	$819,555	$2,674	$822,229
Net income attributable to the controlling interests	—	—	—	29,506	29,506	—	29,506
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(108)	(108)
Dividends	—	—	—	(20,519)	(20,519)	—	(20,519)
Equity offerings, net of issuance costs	184	2	5,089		5,091	—	5,091
Share grants, net of share grant amortization and forfeitures	123	1	1,639	—	1,640	—	1,640
Balance, March 31, 2015	68,126	$681	$1,191,123	$(356,531)	$835,273	$2,566	$837,839

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$29,398	$104,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	25,275	22,753
Provision for losses on accounts receivable	441	568
Gain on sale of real estate	(30,277)	(106,273)
Amortization of share grants, net	1,852	1,058
Amortization of debt premiums, discounts and related financing costs	872	937
Changes in operating other assets	(932)	(3,152)
Changes in operating other liabilities	9,075	2,040
Net cash provided by operating activities	35,704	22,485
Cash flows from investing activities
Real estate acquisitions, net	—	(48,051)
Net cash received for sale of real estate	37,013	189,386
Net proceeds from the sale of real estate placed in exchange escrow	—	(96,610)
Capital improvements to real estate	(4,781)	(10,369)
Development in progress	(6,390)	(4,203)
Real estate deposits, net	—	(2,500)
Cash held in replacement reserve escrows	(996)	—
Non-real estate capital improvements	(1,376)	(17)
Net cash provided by investing activities	23,470	27,636
Cash flows from financing activities
Line of credit repayments	(20,000)	—
Dividends paid	(20,519)	(20,091)
Payment of financing costs	(238)	(660)
Net proceeds from equity offering	5,091	—
Principal payments – mortgage notes payable	(1,155)	(830)
Borrowings under construction loan	1,845	3,197
Notes payable repayments	—	(100,000)
Net cash used in financing activities	(34,976)	(118,384)
Net increase (decrease) in cash and cash equivalents	24,198	(68,263)
Cash and cash equivalents at beginning of period	15,827	130,343
Cash and cash equivalents at end of period	$40,025	$62,080
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,531	$8,970
Decrease in accrued capital improvements and development costs	4,104	2,616
Mortgage notes payable assumed in connection with the acquisition of real estate	—	100,861

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“Washington REIT”), a Maryland real estate investment trust, is a self-administered real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers.
Federal Income Taxes
We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net taxable gains and any deductions for dividends to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of the property sold, in a way that allows us to defer recognition of some or all capital gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders.
Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRS's”). Our TRS's are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of March 31, 2015 and December 31, 2014, our TRS's had no net deferred tax assets and a net deferred tax liability of $0.6 million. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new standard. The new standard is effective for public entities for fiscal years beginning after December 15, 2015 and for interim periods therein. We do not expect this ASU to have a material impact on our consolidated financial statements.

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
We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Within these notes to the financial statements, we refer to the three months ended March 31, 2015 and March 31, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively.
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
NOTE 3: REAL ESTATE
Redevelopment
In the office segment, we have a redevelopment project to renovate Silverline Center. Our investment in the renovation at Silverline Center is included in properties under development on our consolidated balance sheet. As of March 31, 2015 and December 31, 2014, we had invested $35.1 million and $27.9 million, respectively, in the renovation. We substantially completed major construction activities on this project in April 2015.

Variable Interest Entities
In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy by the end of the 2015 Quarter. Washington REIT is the 90% owner of the joint venture. The real estate development company owns 10% of the joint venture and was responsible for the development and construction of the property.

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. We estimate the total cost of the project to be $95.3 million
. Washington REIT is the 95% owner of the joint venture and will have management and leasing responsibilities if the project is completed and stabilized. The real estate development company owns 5% of the joint venture and will be responsible for the development and construction of the property, if the property is developed. In the first quarter of 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. We continue to reassess this project on a periodic basis going forward.

We have determined that The Maxwell and 1225 First Street joint ventures are variable interest entities ("VIE's") primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. As of March 31, 2015, $29.5 million was outstanding on The Maxwell's construction loan, and we expect that 70% of the total development costs for 1225 First Street would be financed through debt. We have also determined that Washington REIT is the primary beneficiary of each VIE due to the fact that Washington REIT is providing 90% to 95% of the equity contributions and will oversee management of each property no later than stabilization.

We include the joint venture land acquisition for 1225 First Street on our consolidated balance sheets in properties under development or held for future development. As of March 31, 2015 and December 31, 2014, the land and capitalized development costs for 1225 First Street were as follows (in thousands):

	March 31, 2015	December 31, 2014
Properties under development or held for future development	$20,807	$20,807
Cash and cash equivalents	390	395

As of March 31, 2015 and December 31, 2014, the liabilities for 1225 First Street were as follows (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable and other liabilities	$81	$38

As of March 31, 2015 and December 31, 2014, The Maxwell's assets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$12,851	$12,851
Income producing property	37,647	18,432
Accumulated depreciation and amortization	(543)	—
Properties under development or held for future development	—	17,947
Other assets	393	$—
	$50,348	$49,230

As of March 31, 2015 and December 31, 2014, The Maxwell's liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Mortgage notes payable	$29,535	$27,690
Accounts payable and other liabilities	2,006	2,196
Tenant security deposits	35	17
	$31,576	$29,903

Sold Properties and Discontinued Operations

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

The results of the assets in our former medical office segment sold in January 2014 are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Real estate rental revenue	$—	$892
Net income	—	546
Basic net income per share	—	0.01
Diluted net income per share	—	0.01

We sold the following properties in 2015 and 2014:

Property Name	Segment	Rentable Square Feet	Contract Purchase Price (in thousands)	Gain on Sale (in thousands)
Country Club Towers (227 units) (1)	Multifamily	N/A	$37,800	$30,277
	Total 2015		$37,800	$30,277

Medical Office Portfolio Transactions III & IV (2)	Medical Office	427,000	$193,561	$105,985
5740 Columbia Road (1)	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

(1)	These properties are classified as continuing operations.
(2) Woodburn Medical Park I and II and Prosperity Medical Center I, II and III, which are classified as discontinued operations.
Income from operations of properties classified as discontinued operations for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Real estate rental revenue	$—	$892
Real estate expenses	—	(346)
Income from operations classified as discontinued operations	$—	$546
NOTE 4: UNSECURED LINES OF CREDIT PAYABLE
As of March 31, 2015, we maintained a $100.0 million unsecured line of credit maturing in June 2015 ("Credit Facility No. 1") and a $400.0 million unsecured line of credit maturing in July 2016 ("Credit Facility No. 2"). Credit Facilities No. 1 and No. 2 have accordion features that allow us to increase the facilities to $200.0 million and $600.0 million, respectively, subject to additional lender commitments.
The amounts of these lines of credit unused and available at March 31, 2015 are as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Committed capacity	$100,000	$400,000
Borrowings outstanding	—	(30,000)
Letters of credit issued (1)	—	(15,474)
Unused and available	$100,000	$354,526
(1) The letter of credit under Credit Facility No. 2 is provided to the lender for John Marshall II relating to tenant improvements.

We executed repayments on the unsecured lines of credit during the 2015 Quarter as follows (in thousands):

	Credit Facility No. 1	Credit Facility No. 2
Balance at December 31, 2014	$5,000	$45,000
Repayments	(5,000)	(15,000)
Balance at March 31, 2015	$—	$30,000
NOTE 5: STOCK BASED COMPENSATION
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

Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.9 million and $1.1 million for the 2015 and 2014 Quarters, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.7 million and $0.2 million for the 2015 and 2014 Quarters, respectively.

The total unvested restricted share awards at March 31, 2015 was 230,237 shares, which had a weighted average grant date fair value of $27.26 per share. As of March 31, 2015, the total compensation cost related to unvested restricted share awards was $3.7 million, which we expect to recognize over a weighted average period of 23 months.
NOTE 6: FAIR VALUE DISCLOSURES
Assets and Liabilities Measured at Fair Value
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
The only assets or liabilities we had at March 31, 2015 and December 31, 2014 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”), which primarily consists of investments in mutual funds. We base the valuations related to this asset on the observable market values of the investments that comprise the SERP (Level 2 inputs).
The fair values of these assets at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,459	$—	$2,459	$—	$2,778	$—	$2,778	$—

Financial Assets and Liabilities Not Measured at Fair Value
The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2015 may differ significantly from the amounts presented.
Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2015 and December 31, 2014.
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
As of March 31, 2015 and December 31, 2014, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$40,025	$40,025	$15,827	$15,827
Restricted cash	13,095	13,095	10,299	10,299
2445 M Street note	4,592	5,216	4,404	5,113
Mortgage notes payable	419,250	433,712	418,525	433,762
Lines of credit	30,000	30,000	50,000	50,000
Notes payable	747,335	784,342	747,208	782,042
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
We determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options (prior to their expiration at December 31, 2014) based on the treasury stock method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method. We had a loss from continuing operations for the 2014 Quarter and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for that quarter.

The computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$29,398	$(2,265)
Net loss attributable to noncontrolling interests	108	—
Allocation of earnings to unvested restricted share awards	(108)	(10)
Adjusted income (loss) from continuing operations attributable to the controlling interests	29,398	(2,275)
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	106,819
Allocation of earnings to unvested restricted share awards	—	(285)
Adjusted income from discontinuing operations attributable to the controlling interests	—	106,534
Adjusted net income attributable to the controlling interests	$29,398	$104,259
Denominator:
Weighted average shares outstanding – basic	68,141	66,701
Effect of dilutive securities:
Employee restricted share awards	50	—
Weighted average shares outstanding – diluted	68,191	66,701
Earnings per common share, basic:
Continuing operations	$0.43	$(0.04)
Discontinued operations	—	1.60
	$0.43	$1.56
Earnings per common share, diluted:
Continuing operations	$0.43	$(0.04)
Discontinued operations	—	1.60
	$0.43	$1.56
NOTE 8: SEGMENT INFORMATION
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
The following tables present revenues, net operating income, capital expenditures and total assets for the 2015 and 2014 Quarters from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,495	$16,330	$16,031	$—	$74,856
Real estate expenses	17,143	4,787	7,278	—	29,208
Net operating income	$25,352	$11,543	$8,753	$—	$45,648
Depreciation and amortization					(25,275)
General and administrative					(6,080)
Acquisition costs					(16)
Interest expense					(15,348)
Other income					192
Gain on sale of real estate (classified as continuing operations)					30,277
Net income					29,398
Less: Net loss attributable to noncontrolling interests in subsidiaries					108
Net income attributable to the controlling interests					$29,506
Capital expenditures	$2,518	$850	$1,413	$1,376	$6,157
Total assets	$1,279,406	$383,511	$407,639	$52,678	$2,123,234

	Three Months Ended March 31, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$39,064	$14,625	$14,922	$—	$68,611
Real estate expenses	15,696	4,231	6,415	—	26,342
Net operating income	$23,368	$10,394	$8,507	$—	$42,269
Depreciation and amortization					(22,753)
Acquisition costs					(3,045)
General and administrative					(4,429)
Interest expense					(14,530)
Other income					223
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate, discontinued operations					106,273
Net income					104,554
Less: Net income attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$104,554
Capital expenditures	$8,703	$110	$1,556	$17	$10,386
Total assets	$1,151,585	$341,134	$392,531	$189,922	$2,075,172

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.
We refer to the three months ended March 31, 2015 and March 31, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) changes in real estate and zoning laws and increases in property tax rates; (h) the effects of changes in federal government spending; (i) the supply of competing properties; (j) consumer confidence; (k) unemployment rates; (l) consumer tastes and preferences; (m) our future capital requirements; (n) inflation; (o) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (p) governmental or regulatory actions and initiatives; (q) changes in general economic and business conditions; (r) terrorist attacks or actions; (s) acts of war; (t) weather conditions and natural disasters; (u) failure to qualify as a REIT; (v) the availability of and our ability to attract and retain qualified personnel; and (w) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2015 Quarter to the 2014 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.
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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2015, we owned a diversified portfolio of 55 properties, totaling approximately 7.4 million square feet of commercial space and 2,826 multifamily units, and land held for development. These 55 properties consisted of 25 office properties, 17 retail centers and 13 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and FFO for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real estate rental revenue	$74,856	$68,611	$6,245	9.1%
NOI (1)	$45,648	$42,269	$3,379	8.0%
Net income attributable to the controlling interests	$29,506	$104,554	$(75,048)	(71.8)%
FFO (2)	$24,396	$21,034	$3,362	16.0%

(1) See page 22 of the MD&A for reconciliations of NOI to net income.
(2) See page 28 of the MD&A for reconciliations of FFO to net income.

The increases in real estate rental revenue and NOI are primarily due to acquisitions ($5.2 million and $3.0 million, respectively) and higher real estate rental revenue and NOI from same-store properties ($1.7 million and $1.2 million, respectively), primarily due to higher occupancy. These increases were partially offset by lower occupancy at Silverline Center ($0.7 million), which was under redevelopment. Same-store occupancy increased to 92.9% from 90.2% one year ago, with increases in all segments.

The decrease in net income attributable to the controlling interests is primarily attributable to a lower gain on the sale of real estate in the 2015 Quarter, during which we sold Country Club Towers, than in the 2014 Quarter, during which we completed the sale of the medical office segment. The increase in FFO is primarily due to acquisitions.

Investment Activity

During the 2015 Quarter, we sold Country Club Towers, a 227-unit multifamily building in Arlington, Virginia for a contract sales price of $37.8 million and a recognized gain on sale of real estate of $30.3 million.

Capital Requirements

We repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on our unsecured lines of credit. As of May 1, 2015 our unsecured lines of credit have a combined borrowing capacity of $304.5 million.

Significant Transactions

Our significant transactions during the 2015 and 2014 Quarters are summarized as follows:

2015 Quarter

•	The disposition of Country Club Towers, a 277-unit multifamily building in Arlington, Virginia, for a contract sales price of $37.8 million, resulting in a gain on sale of $30.3 million.

•	The execution of new and renewal leases for 0.3 million square feet of commercial space with an average rental rate increase of 9.3% over expiring leases.
2014 Quarter

•
The disposition of the Woodburn Medical Park I and II and Prosperity Medical Center I, II and III medical office buildings with a combined 427,000 square feet, for a contract sales price of $193.6 million, resulting in a gain on sale of $106.3 million. These sales transactions completed the disposition of the medical office segment.

•
The acquisition of Yale West, a 216-unit multifamily property in Washington, DC, for a contract purchase price of $73.0 million. We assumed a $48.2 million mortgage with this acquisition. We incurred $1.8 million of acquisition costs related to this transaction.

•
The acquisition of The Army Navy Club Building, a 108,000 square foot office property in Washington, DC, for a contract purchase price of $79.0 million. We assumed a $52.7 million mortgage with this acquisition. We incurred $1.3 million of acquisition costs related to this transaction.

•	The execution of new and renewal leases for 0.2 million square feet of commercial space with an average rental rate increase of 14.6% over expiring leases.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the 2015 and 2014 Quarters. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.
Consolidated Results of Operations
Real Estate Rental Revenue
Real estate rental revenue for properties classified as continuing operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Minimum base rent	$62,427	$57,746	$4,681	8.1%
Recoveries from tenants	9,194	8,061	1,133	14.1%
Provisions for doubtful accounts	(399)	(717)	318	44.4%
Lease termination fees	188	480	(292)	(60.8)%
Parking and other tenant charges	3,446	3,041	405	13.3%
	$74,856	$68,611	$6,245	9.1%

Minimum Base Rent: Minimum base rent increased by $4.7 million in the 2015 Quarter primarily due to acquisitions ($4.0 million) and higher occupancy ($1.9 million) at same-store properties, partially offset by lower occupancy ($0.7 million) at Silverline

Center, which is under redevelopment, and higher amortization of capitalized lease incentives ($0.3 million) and rent abatements ($0.2 million) at same-store properties.

Recoveries from Tenants: Recoveries from tenants increased by $1.1 million in the 2015 Quarter primarily due to acquisitions.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased by $0.3 million in the 2015 Quarter primarily due to lower net provisions in the retail segment due to fewer tenants requiring reserves.

Lease Termination Fees: Lease termination fees decreased by $0.3 million in 2015 Quarter primarily due to lower lease termination fees in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.4 million in the 2015 Quarter primarily due to acquisitions ($0.3 million) and higher parking income ($0.1 million) from same-store properties.

Occupancy by segment for properties classified as continuing operations as of March 31, 2015 and 2014 was as follows:

	As of March 31,
	2015	2014	Change
Office	86.7%	83.7%	3.0%
Retail	94.7%	93.6%	1.1%
Multifamily	89.5%	92.2%	(2.7)%
Total	89.5%	88.4%	1.1%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.
Real Estate Expenses
Real estate expenses for the three months ended March 31, 2015 and 2014 for properties classified as continuing operations were as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Property operating expenses	$19,749	$18,555	$1,194	6.4%
Real estate taxes	9,459	7,787	1,672	21.5%
	$29,208	$26,342	$2,866	10.9%

Real estate expenses as a percentage of revenue were 39.0% and 38.4% for the 2015 and 2014 Quarters, respectively.
Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.
Property operating expenses increased by $1.2 million in the 2015 Quarter primarily due to acquisitions.
Real Estate Taxes: Real estate taxes increased by $1.7 million in the 2015 Quarter primarily due to acquisitions ($1.1 million) and higher assessments ($0.5 million) at same-store properties.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Depreciation and amortization	$25,275	$22,753	$2,522	11.1%
Interest expense	15,348	14,530	818	5.6%
Acquisition costs	16	3,045	(3,029)	(99.5)%
General and administrative	6,080	4,429	1,651	37.3%
	$46,719	$44,757	$1,962	4.4%

Depreciation and amortization: Depreciation and amortization increased by $2.5 million in the 2014 Quarter primarily due to acquisitions ($1.8 million) and placing The Maxwell into service ($0.5 million).
Interest Expense: Interest expense by debt type for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Notes payable	$9,295	$9,522	$(227)	(2.4)%
Mortgages	5,624	4,814	810	16.8%
Lines of credit	768	587	181	30.8%
Capitalized interest	(339)	(393)	54	(13.7)%
Total	$15,348	$14,530	$818	5.6%

Interest expense from notes payable decreased in the 2015 Quarter primarily due to the repayment of $100.0 million of 5.25% unsecured notes in January 2014. Interest expense from mortgage notes increased primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building during the 2014 Quarter. Interest expense from our unsecured lines of credit increased due to higher borrowing activity during the 2015 Quarter. Capitalized interest decreased because we placed The Maxwell into service, partially offset by higher capitalized interest on the redevelopment project at Silverline Center due to increased expenditures.

Acquisition Costs: Acquisition costs decreased by $3.0 million in the 2015 Quarter primarily due to closing on the acquisitions of Yale West and The Army Navy Club Building during the 2014 Quarter.

General and Administrative Expenses: General and administrative expenses increased by $1.7 million in the 2015 Quarter, primarily due to higher professional fees ($0.8 million), employee share-based incentive compensation expense ($0.5 million) and trustee compensation expense ($0.3 million).
Discontinued Operations
Operating results of the properties classified as discontinued operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenues	$—	$892	$(892)	(100.0)%
Property expenses	—	(346)	346	(100.0)%
Total	$—	$546	$(546)	(100.0)%

The decrease in income from discontinued operations is due to the completion of the sale of the medical office segment in January 2014 (see note 3 to the consolidated financial statements).
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

2015 Quarter Compared to 2014 Quarter
The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2015 Quarter compared to the 2014 Quarter (in thousands).

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$65,753	$64,083	$1,670	2.6%
Non-same-store(1)	9,103	4,528	4,575	101.0%
Total real estate rental revenue	$74,856	$68,611	$6,245	9.1%
Real Estate Expenses
Same-store	$24,640	$24,217	$423	1.7%
Non-same-store(1)	4,568	2,125	2,443	115.0%
Total real estate expenses	$29,208	$26,342	$2,866	10.9%
NOI
Same-store	$41,113	$39,866	$1,247	3.1%
Non-same-store(1)	4,535	2,403	2,132	88.7%
Total NOI	$45,648	$42,269	$3,379	8.0%
Reconciliation to Net Income
NOI	$45,648	$42,269
Depreciation and amortization	(25,275)	(22,753)
Gain on sale of real estate (classified as continuing operations)	30,277	—
General and administrative expenses	(6,080)	(4,429)
Interest expense	(15,348)	(14,530)
Other income	192	223
Acquisition costs	(16)	(3,045)
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	546
Gain on sale of real estate	—	106,273
Net income	29,398	104,554
Less: Net loss attributable to noncontrolling interests	108	—
Net income attributable to the controlling interests	$29,506	$104,554

(1)Non-same-store properties classified as continuing operations include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily acquisition – Yale West
2014 Multifamily development – The Maxwell
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail acquisition – Spring Valley Retail Center
2014 Retail disposition – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Office redevelopment property – Silverline Center

(2)    Sold properties classified as discontinued operations include:
2014 Medical Office dispositions – Woodburn Medical Park I and II and Prosperity Medical Center I, II and III
Real estate rental revenue from same-store properties increased by $1.7 million in the 2015 Quarter primarily due to higher occupancy ($1.9 million) and lower reserves for uncollectible revenue ($0.3 million), partially offset by higher rent abatements ($0.5 million).
Real estate expenses from same-store properties increased by $0.4 million in the 2015 Quarter primarily due to higher real estate taxes ($0.5 million), bad debt ($0.4 million), administrative ($0.1 million) and repairs and maintenance ($0.1 million) expenses, partially offset by lower utilities expense ($0.7 million).

	As of March 31,
Occupancy	2015	2014
Same-store	92.9%	90.2%
Non-same-store	65.2%	73.0%
Total	89.5%	88.4%
Same-store occupancy increased to 92.9%, with increases in all segments. The decrease in non-same-store occupancy is primarily due to The Maxwell, which is in lease-up and had occupancy of 15.6% as of the end of the 2015 Quarter. During the 2015 Quarter, 72.9% of the commercial square footage expiring was renewed as compared to 74.2% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.3 million commercial square feet at an average rental rate of $30.67 per square foot, an increase of 9.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $26.16 per square foot.
An analysis of NOI by segment follows.
Office Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$36,751	$36,201	$550	1.5%
Non-same-store(1)	5,744	2,863	2,881	100.6%
Total real estate rental revenue	$42,495	$39,064	$3,431	8.8%
Real Estate Expenses
Same-store	$14,215	$14,364	$(149)	(1.0)%
Non-same-store(1)	2,928	1,332	1,596	119.8%
Total real estate expenses	$17,143	$15,696	$1,447	9.2%
NOI
Same-store	$22,536	$21,837	$699	3.2%
Non-same-store(1)	2,816	1,531	1,285	83.9%
Total NOI	$25,352	$23,368	$1,984	8.5%
(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment – Silverline Center
Real estate rental revenue from same-store properties increased by $0.6 million in the 2015 Quarter primarily due to higher occupancy ($1.4 million), partially offset by higher rent abatements ($0.5 million) and lower reimbursements for operating expenses ($0.3 million).
Real estate expenses from same-store properties decreased by $0.1 million in the 2015 Quarter due to lower utilities expense ($0.6 million), partially offset by higher real estate taxes ($0.3 million).

	As of March 31,
Occupancy	2015	2014
Same-store	91.2%	86.9%
Non-same-store	65.0%	63.7%
Total	86.7%	83.7%
Same-store occupancy increased to 91.2% primarily due to higher occupancy at Braddock Metro Center and Monument II. During the 2015 Quarter, 63.4% of the square footage that expired was renewed compared to 71.4% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.2 million square feet of office space at an average rental rate of $37.18 per square foot, an increase of 9.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $34.79 per square foot.

Retail Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$15,473	$14,591	$882	6.0%
Non-same-store(1)	857	34	823	2,420.6%
Total real estate rental revenue	$16,330	$14,625	$1,705	11.7%
Real Estate Expenses
Same-store	$4,553	$4,218	$335	7.9%
Non-same-store(1)	234	13	221	1,700.0%
Total real estate expenses	$4,787	$4,231	$556	13.1%
NOI
Same-store	$10,920	$10,373	$547	5.3%
Non-same-store(1)	623	21	602	2,866.7%
Total NOI	$11,543	$10,394	$1,149	11.1%
(1)Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)
Real estate rental revenue increased by $0.9 million in the 2015 Quarter primarily due to higher rental rates ($0.4 million) and lower reserves for uncollectible revenue ($0.3 million).
Real estate expenses increased by $0.3 million in the 2015 Quarter primarily due to higher bad debt expense.

	As of March 31,
Occupancy	2015	2014
Same-store	94.7%	93.6%
Non-same-store	96.6%	100.0%
Total	94.7%	93.6%
Same-store occupancy increased to 94.7% primarily due to higher occupancy at Concord Centre and Montrose Shopping Center. During the 2015 Quarter, 77.9% of the square footage expiring was renewed compared to 93.5% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.1 million square feet of retail space at an average rental rate of $20.23, an increase of 10.0%, with average tenant improvements and leasing commissions and incentives (including free rent) of $12.31 per square foot.

Multifamily Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$13,529	$13,291	$238	1.8%
Non-same-store(1)	2,502	1,631	871	53.4%
Total real estate rental revenue	$16,031	$14,922	$1,109	7.4%
Real Estate Expenses
Same-store	$5,872	$5,635	$237	4.2%
Non-same-store(1)	1,406	780	626	80.3%
Total real estate expenses	$7,278	$6,415	$863	13.5%
NOI
Same-store	$7,657	$7,656	$1	—%
Non-same-store(1)	1,096	851	245	28.8%
Total NOI	$8,753	$8,507	$246	2.9%

(1)Non-same-store properties include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily acquisition – Yale West
2014 Multifamily development – The Maxwell

Real estate rental revenue increased by $0.2 million in the 2015 Quarter primarily due to higher occupancy ($0.5 million), partially offset by lower rental rates ($0.3 million).
Real estate expenses increased $0.2 million by in the 2015 Quarter primarily due to higher real estate taxes ($0.1 million).

	As of March 31,
Occupancy	2015	2014
Same-store	94.1%	92.5%
Non-same-store	58.4%	90.5%
Total	89.5%	92.2%
Same-store occupancy increased to 94.1% primarily due to higher occupancy at 3801 Connecticut Avenue. The decrease in non-same-store occupancy is primarily due to The Maxwell, which is in lease-up and had occupancy of 15.6% as of the end of the 2015 Quarter.

Liquidity and Capital Resources
Capital Requirements
During 2015, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	Approximately $65 - $70 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15 - $20 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2015, offset by proceeds from potential property dispositions.

We also repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on our unsecured lines of credit.

Debt Financing
Our total debt at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Mortgage notes payable	$419,250	$418,525
Lines of credit	30,000	50,000
Notes payable	747,335	747,208
	$1,196,585	$1,215,733
Mortgage Notes Payable
At March 31, 2015, our $419.3 million in mortgage notes payable, which include $4.1 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.2% and had an estimated weighted average maturity of 2.7 years. We may either assume mortgage debt from time-to-time in conjunction with property acquisitions or initiate mortgage debt on existing properties.
Lines of Credit
Our primary external sources of liquidity are our two revolving credit facilities. Credit Facility No. 1 is a four-year, $100.0 million unsecured credit facility maturing in June 2015, and may be extended by one year at our option. Credit Facility No. 2 is a four-year, $400.0 million unsecured credit facility maturing in July 2016, and may be extended for one year at our option. We had $30.0 million in borrowings outstanding as of March 31, 2015.
Our unsecured credit facilities contain financial and other covenants with which we must comply. Failure to comply with any of the covenants under our unsecured credit facilities or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facilities or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2015, we were in compliance with our loan covenants.
Notes Payable
We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.
Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2015, we were in compliance with our unsecured notes covenants.
From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Common Equity

We have authorized for issuance 100.0 million common shares, of which 68.1 million shares were outstanding at March 31, 2015.
We are party to a sales agency financing agreement with BNY Mellon Capital Markets, LLC relating to the issuance and sale of up to $250.0 million of our common shares from time to time over a period of no more than 36 months from June 2012. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes. During the 2015 Quarter, we issued 0.2 million common shares under this program at a weighted average share price of $28.34 for gross proceeds of $5.2 million. As of March 31, 2015, we had issued 1.3 million common shares under this program at a weighted average share price of $27.93 for gross proceeds of $36.5 million. We are able to issue up to an additional $213.5 million of our common shares under this program.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2015 Quarter.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2015, no shares of preferred stock had been issued.
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
Our dividend and distribution payments for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Common dividends	$20,519	$20,091	$428	2.1%
The increase in dividends paid is primarily due to shares issued under our sales agency financing agreement during the fourth quarter of 2014 and the 2015 Quarter.
Historical Cash Flows
Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Net cash provided by operating activities	$35,704	$22,485	$13,219	58.8%
Net cash provided by investing activities	23,470	27,636	(4,166)	(15.1)%
Net used in financing activities	(34,976)	(118,384)	83,408	70.5%
Cash provided by operating activities increased primarily due to income from properties acquired in 2014.
Cash provided by investing activities decreased primarily due to lower net proceeds from the sale of real estate during the 2015 Quarter, partially offset by the cash used for acquisitions during the 2014 Quarter.
Cash used in financing activities decreased primarily due to the repayment of the remaining $100.0 million of our 5.25% unsecured notes during the 2014 Quarter, partially offset by $20.0 million in net repayments of our unsecured lines of credit during the 2015 Quarter.

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
The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$29,398	$104,554
Adjustments:
Depreciation and amortization	25,275	22,753
Net gain on sale of real estate	(30,277)	(106,273)
Income from operations of properties sold or held for sale	—	(546)
Funds from continuing operations	24,396	20,488
Discontinued operations:
Income from operations of properties sold or held for sale	—	546
Funds from discontinued operations	—	546
FFO as defined by NAREIT	$24,396	$21,034
Critical Accounting Policies and Estimates
We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.
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
As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
None.
ITEM 1A: RISK FACTORS
None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2015	—	N/A	N/A	N/A
February 1 - February 28, 2015	—	N/A	N/A	N/A
March 1 - March 31, 2015	12,508	$28.19	N/A	N/A
Total	12,508	28.19	N/A	N/A
(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
None.
ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.51*	Separation Agreement and General Release between Laura M. Franklin and Washington Real Estate Investment Trust dated February 18, 2015	8-K	001-06622	10.1	2/19/2015
10.57*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015					X
10.58*	Statement of Amendment of STIP and LTIP for S. Riffee					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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
President and Chief Executive Officer

/s/ Laura M. Franklin
Laura M. Franklin
Executive Vice President Accounting and Administration (Principal Accounting Officer)

/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer (Principal Finance Officer)

DATE: May 5, 2015