Form 10-Q
period 2015-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2015-08-05
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of August 3, 2015, 68,161,817 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Land	$542,654	$543,546
Income producing property	1,966,612	1,927,407
	2,509,266	2,470,953
Accumulated depreciation and amortization	(670,103)	(640,434)
Net income producing property	1,839,163	1,830,519
Properties under development or held for future development	35,314	76,235
Total real estate held for investment, net	1,874,477	1,906,754
Cash and cash equivalents	22,778	15,827
Restricted cash	13,705	10,299
Rents and other receivables, net of allowance for doubtful accounts of $2,975 and $3,392, respectively	61,577	59,745
Prepaid expenses and other assets	117,657	121,082
Total assets	$2,090,194	$2,113,707
Liabilities
Notes payable	$597,442	$747,208
Mortgage notes payable	419,755	418,525
Lines of credit	185,000	50,000
Accounts payable and other liabilities	50,281	54,318
Advance rents	13,733	12,528
Tenant security deposits	9,053	8,899
Total liabilities	1,275,264	1,291,478
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 68,162 and 67,819 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	682	678
Additional paid in capital	1,191,594	1,184,395
Distributions in excess of net income	(379,577)	(365,518)
Total shareholders’ equity	812,699	819,555
Noncontrolling interests in subsidiaries	2,231	2,674
Total equity	814,930	822,229
Total liabilities and equity	$2,090,194	$2,113,707

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Real estate rental revenue	$74,226	$72,254	$149,082	$140,865
Expenses
Real estate expenses	27,229	25,528	56,437	51,870
Depreciation and amortization	25,503	24,401	50,778	47,154
Acquisition costs	992	1,933	1,008	4,978
General and administrative	4,306	4,828	10,386	9,257
Real estate impairment	5,909	—	5,909	—
	63,939	56,690	124,518	113,259
Other operating income
Gain on sale of real estate	1,454	570	31,731	570
Real estate operating income	11,741	16,134	56,295	28,176
Other income (expense)
Interest expense	(14,700)	(14,985)	(30,048)	(29,515)
Loss on extinguishment of debt	(119)	—	(119)	—
Other income	192	219	384	442
	(14,627)	(14,766)	(29,783)	(29,073)
(Loss) income from continuing operations	(2,886)	1,368	26,512	(897)
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	—	546
(Loss) gain on sale of real estate	—	(288)	—	105,985
Net (loss) income	(2,886)	1,080	26,512	105,634
Less: Net loss attributable to noncontrolling interests in subsidiaries	340	7	448	7
Net (loss) income attributable to the controlling interests	$(2,546)	$1,087	$26,960	$105,641
Basic net (loss) income per share:
Continuing operations	$(0.04)	$0.02	$0.39	$(0.01)
Discontinued operations	—	—	—	1.59
Net (loss) income per share	$(0.04)	$0.02	$0.39	$1.58
Diluted net (loss) income per share:
Continuing operations	$(0.04)	$0.02	$0.39	$(0.01)
Discontinued operations	—	—	—	1.59
Net (loss) income per share	$(0.04)	$0.02	$0.39	$1.58
Weighted average shares outstanding – basic	68,176	66,732	68,159	66,718
Weighted average shares outstanding – diluted	68,176	66,761	68,283	66,718
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2014	67,819	$678	$1,184,395	$(365,518)	$819,555	$2,674	$822,229
Net income attributable to the controlling interests	—	—	—	26,960	26,960	—	26,960
Net loss attributable to the noncontrolling interests	—	—	—	—	—	(448)	(448)
Contributions from noncontrolling interests	—	—	—	—	—	5	5
Dividends	—	—	—	(41,019)	(41,019)	—	(41,019)
Equity offerings, net of issuance costs	184	2	5,119	—	5,121	—	5,121
Share grants, net of share grant amortization and forfeitures	159	2	2,080	—	2,082	—	2,082
Balance, June 30, 2015	68,162	$682	$1,191,594	$(379,577)	$812,699	$2,231	$814,930

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$26,512	$105,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,778	47,154
Provision for losses on accounts receivable	1,126	727
Real estate impairment	5,909	—
Gain on sale of real estate	(31,731)	(106,555)
Amortization of share grants, net	3,073	2,505
Amortization of debt premiums, discounts and related financing costs	1,854	1,754
Loss on extinguishment of debt	119	—
Changes in operating other assets	(758)	(8,035)
Changes in operating other liabilities	(2,550)	(4,061)
Net cash provided by operating activities	54,332	39,123
Cash flows from investing activities
Real estate acquisitions, net	—	(154,126)
Net cash received for sale of real estate	39,059	190,864
Capital improvements to real estate	(12,391)	(28,947)
Development in progress	(13,332)	(13,573)
Real estate deposits, net	(3,000)	(1,250)
Cash held in replacement reserve escrows	(2,392)	(95)
Non-real estate capital improvements	(1,836)	(41)
Net cash provided by (used in) investing activities	6,108	(7,168)
Cash flows from financing activities
Line of credit borrowings, net	135,000	—
Dividends paid	(41,019)	(40,134)
Contributions from noncontrolling interests	5	5
Distributions to noncontrolling interests	—	(3,454)
Payment of financing costs	(3,755)	(660)
Net proceeds from equity offering	5,121	—
Principal payments – mortgage notes payable	(2,266)	(1,794)
Borrowings under construction loan	3,425	6,748
Notes payable repayments	(150,000)	(100,000)
Net cash used in financing activities	(53,489)	(139,289)
Net increase (decrease) in cash and cash equivalents	6,951	(107,334)
Cash and cash equivalents at beginning of period	15,827	130,343
Cash and cash equivalents at end of period	$22,778	$23,009
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$30,117	$29,835
Decrease (increase) in accrued capital improvements and development costs	383	(9,082)
Mortgage notes payable assumed in connection with the acquisition of real estate	—	100,861

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net taxable gains and any deductions for dividends to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of the property sold, in a way that allows us to defer recognition of some or all capital gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to the shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to the shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of June 30, 2015 and December 31, 2014, our TRSs had no net deferred tax assets and a net deferred tax liability of $0.7 million and $0.6 million, respectively. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new standard. The new standard is effective for public entities for fiscal years beginning after December 15, 2015 and for interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. We are currently evaluating the impact the new standard may have on Washington REIT.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2015 and June 30, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively, and the six months ended June 30, 2015 and June 30, 2014 as the “2015 Period” and the “2014 Period,” respectively.

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

NOTE 3: REAL ESTATE

Redevelopment

In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. As of June 30, 2015, we had invested $35.4 million in the renovation. We completed major construction activities on this project during the 2015 Quarter, and placed into service substantially completed portions of the project totaling $25.3 million. The remaining components of the redevelopment project will be placed into service the earlier of when they are substantially completed and available for occupancy or one year from completion of major construction activities.

Variable Interest Entities

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. Washington REIT and the real estate development company own 95% and 5% of the joint venture, respectively. In the first quarter of 2013, we decided to delay commencement of construction due to market conditions and concerns of oversupply. During the 2015 Quarter, we determined that we would not develop the property and began negotiations to sell our interest in the joint venture. We recognized a $5.9 million impairment charge for the 2015 Quarter in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the $14.5 million sale price in the purchase and sale agreement to sell our 95% interest in the joint venture that we executed subsequent to the 2015 Quarter. The property did not meet the criteria for classification as held for sale as of June 30, 2015. This fair valuation falls into Level 2 of the fair value hierarchy.

In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy during the first quarter of 2015. Washington REIT is the 90% owner of the joint venture. The real estate development company owns 10% of the joint venture and was responsible for the development and construction of the property.

We have determined that the 1225 First Street and The Maxwell joint ventures are variable interest entities ("VIE's") primarily based on the fact that the equity investment at risk is not sufficient to permit either entity to finance its activities without additional financial support. As of June 30, 2015, $31.1 million was outstanding on The Maxwell's construction loan. For 1225 First Street, we originally expected that 70% of the total development costs would be financed through debt. We have also determined that

Washington REIT is the primary beneficiary of each VIE due to the fact that Washington REIT is providing 90% to 95% of the equity contributions and would oversee management of each property, if built, no later than stabilization.

We included the development costs associated with the joint venture for 1225 First Street on our consolidated balance sheets in properties under development or held for future development, as the property met the criteria for classification as held for sale subsequent to June 30, 2015. As of June 30, 2015 and December 31, 2014, the land and capitalized development costs for 1225 First Street were as follows (in thousands):

	June 30, 2015	December 31, 2014
Properties under development or held for future development	$15,292	$20,807
Cash and cash equivalents	18	395

As of June 30, 2015 and December 31, 2014, the liabilities for 1225 First Street were as follows (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and other liabilities	$11	$38

As of June 30, 2015 and December 31, 2014, The Maxwell's assets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$12,851	$12,851
Income producing property	37,690	18,432
Accumulated depreciation and amortization	(1,167)	—
Properties under development or held for future development	—	17,947
Other assets	513	$—
	$49,887	$49,230

As of June 30, 2015 and December 31, 2014, The Maxwell's liabilities were as follows (in thousands):

	June 30, 2015	December 31, 2014
Mortgage notes payable	$31,115	$27,690
Accounts payable and other liabilities	782	2,196
Tenant security deposits	51	17
	$31,948	$29,903

Sold and Held for Sale Properties and Discontinued Operations

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

During the 2015 Quarter, 15,000 square feet of land at Montrose Shopping Center, a retail property in Rockville, Maryland, was condemned as part of an eminent domain taking action. The taken land was at the periphery of the property and its taking does not impact the property's operations. We received $2.0 million as compensation for the taken land, and recognized a $1.5 million gain on sale of real estate during the 2015 Quarter.

Subsequent to the end of the 2015 Period, we executed a purchase and sale agreement for the sale of Munson Hill Towers, a 279 unit multifamily property in Falls Church, Virginia, for a contract sale price of $57.1 million. We expect to close on the sale before the end of 2015. The property did not meet the criteria for classification as held for sale until after the 2015 Quarter and is included on our consolidated balance sheets as follows:

	June 30, 2015	December 31, 2014
Land	$322	$322
Income producing property	19,279	19,076
Accumulated depreciation and amortization	(14,508)	(14,111)
Net income producing property	$5,093	$5,287

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

The results of the assets in our former medical office segment sold in January 2014 are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate rental revenue	$—	$—	$—	$892
Net income	—	—	—	546
Basic net income per share	—	—	—	0.01
Diluted net income per share	—	—	—	0.01

We sold the following properties in 2015 and 2014:

Property Name	Segment	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Country Club Towers (227 units) (1)	Multifamily	N/A	$37,800	$30,277
	Total 2015		$37,800	$30,277

Medical Office Portfolio Transactions III & IV (2)	Medical Office	427,000	$193,561	$105,985
5740 Columbia Road (1)	Retail	3,000	1,600	570
	Total 2014	430,000	$195,161	$106,555

(1)	These properties are classified as continuing operations.
(2) Woodburn Medical Park I and II and Prosperity Medical Center I, II and III, which are classified as discontinued operations.

Income from operations of properties classified as discontinued operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate rental revenue	$—	$—	$—	$892
Real estate expenses	—	—	—	(346)
Income from operations classified as discontinued operations	$—	$—	$—	$546

NOTE 4: UNSECURED LINES OF CREDIT PAYABLE

On June 23, 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 ("Prior Credit Facility No. 1") and our $400.0 million unsecured line of credit maturing in July 2016 ("Prior Credit Facility No. 2"), and executed a new $600.0 million unsecured credit agreement ("New Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The New Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2015, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the New Credit Facility unused and available at June 30, 2015 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(185,000)
Letters of credit issued (1)	(15,474)
Unused and available	$399,526

(1) The letter of credit is provided to the lender for John Marshall II relating to tenant improvements.

We executed borrowings and repayments on the unsecured lines of credit during the 2015 Period as follows (in thousands):

	Prior Credit Facility No. 1	Prior Credit Facility No. 2	New Credit Facility
Balance at December 31, 2014	$5,000	$45,000	$—
Borrowings	3,000	150,000	185,000
Repayments	(8,000)	(195,000)	—
Balance at June 30, 2015	$—	$—	$185,000

NOTE 5: NOTES PAYABLE

We repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on Prior Credit Facility No. 2.

NOTE 6: STOCK BASED COMPENSATION

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.2 million and $1.4 million for the 2015 and 2014 Quarters, respectively, and $3.1 million and $2.5 million for the 2015 and 2014 Periods, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.3 million and $0.7 million for the 2015 and 2014 Periods, respectively.

The total unvested restricted share awards at June 30, 2015 was 221,342 shares, which had a weighted average grant date fair value of $27.29 per share. As of June 30, 2015, the total compensation cost related to unvested restricted share awards was $3.0 million, which we expect to recognize over a weighted average period of 22 months.

NOTE 7: FAIR VALUE DISCLOSURES

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

The only assets or liabilities we had at June 30, 2015 and December 31, 2014 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Program (“SERP”), which primarily consists of investments in mutual funds. We base the valuations related to this asset on the observable market values of the investments that comprise the SERP (Level 2 inputs).

The fair values of these assets at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,818	$—	$1,818	$—	$2,778	$—	$2,778	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2015 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2015 and December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$22,778	$22,778	$15,827	$15,827
Restricted cash	13,705	13,705	10,299	10,299
2445 M Street note	4,781	5,321	4,404	5,113
Mortgage notes payable	419,755	431,173	418,525	433,762
Lines of credit	185,000	185,000	50,000	50,000
Notes payable	597,442	625,255	747,208	782,042

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

We determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of employee stock options (prior to their expiration at December 31, 2014) based on the treasury stock method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method. We had a loss from continuing operations for the 2015 Quarter and 2014 Period and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for these periods.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
(Loss) income from continuing operations	$(2,886)	$1,368	$26,512	$(897)
Net loss attributable to noncontrolling interests	340	7	448	7
Allocation of earnings to unvested restricted share awards	(80)	(17)	(165)	38
Adjusted (loss) income from continuing operations attributable to the controlling interests	(2,626)	1,358	26,795	(852)
(Loss) income from discontinued operations, including (loss) gain on sale of real estate, net of taxes	—	(288)	—	106,531
Allocation of earnings to unvested restricted share awards	—	—	—	(332)
Adjusted (loss) income from discontinuing operations attributable to the controlling interests	—	(288)	—	106,199
Adjusted net (loss) income attributable to the controlling interests	$(2,626)	$1,070	$26,795	$105,347
Denominator:
Weighted average shares outstanding – basic	68,176	66,732	68,159	66,718
Effect of dilutive securities:
Employee restricted share awards	—	29	124	—
Weighted average shares outstanding – diluted	68,176	66,761	68,283	66,718
Net (loss) income per common share, basic:
Continuing operations	$(0.04)	$0.02	$0.39	$(0.01)
Discontinued operations	—	—	—	1.59
	$(0.04)	$0.02	$0.39	$1.58
Net (loss) income per common share, diluted:
Continuing operations	$(0.04)	$0.02	$0.39	$(0.01)
Discontinued operations	—	—	—	1.59
	$(0.04)	$0.02	$0.39	$1.58

NOTE 9: SEGMENT INFORMATION

We have three reportable segments: office, retail and multifamily. Office buildings provide office space for various types of businesses and professions. Retail shopping centers are typically grocery store-anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Multifamily properties provide rental housing for individuals and families throughout the Washington metropolitan area.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2015 and 2014 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,143	$15,740	$15,343	$—	$74,226
Real estate expenses	16,842	3,702	6,685	—	27,229
Net operating income	$26,301	$12,038	$8,658	$—	$46,997
Depreciation and amortization					(25,503)
General and administrative					(4,306)
Acquisition costs					(992)
Interest expense					(14,700)
Other income					192
Gain on sale of real estate					1,454
Real estate impairment					(5,909)
Loss on extinguishment of debt					(119)
Net loss					(2,886)
Less: Net loss attributable to noncontrolling interests in subsidiaries					340
Net loss attributable to the controlling interests					$(2,546)
Capital expenditures	$6,092	$649	$869	$460	$8,070
Total assets	$1,273,695	$376,178	$393,347	$46,974	$2,090,194

	Three Months Ended June 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$41,876	$14,759	$15,619	$—	$72,254
Real estate expenses	15,817	3,237	6,474	—	25,528
Net operating income	$26,059	$11,522	$9,145	$—	$46,726
Depreciation and amortization					(24,401)
Acquisition costs					(1,933)
General and administrative					(4,828)
Interest expense					(14,985)
Other income					219
Gain on sale of real estate					570
Discontinued operations:
Loss on sale of real estate					(288)
Net income					1,080
Less: Net loss attributable to noncontrolling interests in subsidiaries					7
Net income attributable to the controlling interests					$1,087
Capital expenditures	$14,467	$1,010	$3,101	$24	$18,602
Total assets	$1,273,404	$337,513	$397,454	$51,778	$2,060,149

	Six Months Ended June 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$85,639	$32,070	$31,373	$—	$149,082
Real estate expenses	33,985	8,489	13,963	—	56,437
Net operating income	$51,654	$23,581	$17,410	$—	$92,645
Depreciation and amortization					(50,778)
General and administrative					(10,386)
Acquisition costs					(1,008)
Interest expense					(30,048)
Other income					384
Gain on sale of real estate					31,731
Real estate impairment					(5,909)
Loss on extinguishment of debt					(119)
Net income					26,512
Less: Net loss attributable to noncontrolling interests in subsidiaries					448
Net income attributable to the controlling interests					$26,960
Capital expenditures	$8,610	$1,499	$2,282	$1,836	$14,227

	Six Months Ended June 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$80,939	$29,384	$30,542	$—	$140,865
Real estate expenses	31,512	7,468	12,890	—	51,870
Net operating income	$49,427	$21,916	$17,652	$—	$88,995
Depreciation and amortization					(47,154)
Acquisition costs					(4,978)
General and administrative					(9,257)
Interest expense					(29,515)
Other income					442
Gain on sale of real estate					570
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					105,634
Less: Net loss attributable to noncontrolling interests in subsidiaries					7
Net income attributable to the controlling interests					$105,641
Capital expenditures	$23,170	$1,120	$4,657	$41	$28,988

NOTE 10: SUBSEQUENT EVENT

On July 1, 2015, we closed on the purchase of The Wellington, a multifamily property with three buildings totaling 711 units in Arlington, Virginia, and an adjacent undeveloped land parcel, for $167.0 million. We funded the purchase with borrowings on our New Credit Facility. The initial accounting for the acquisition is incomplete due to the timing of the acquisition relative to the filing date of this report and, therefore, the purchase price accounting and pro forma disclosures are not included.

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

We refer to the three months ended June 30, 2015 and June 30, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively, and the six months ended June 30, 2015 and June 30, 2014 as the “2015 Period” and the “2014 Period,” respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business, operating results, investment activity and capital requirements, and summary of our significant transactions to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2015 Quarter to the 2014 Quarter and the 2015 Period to the 2014 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income;

•	NAREIT Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” FFO is a non-GAAP supplemental measure to net income;

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period;

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial segments and percentage of apartments leased for our multifamily segment;

•	Rental rates; and

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2015, we owned a diversified portfolio of 55 properties, totaling approximately 7.4 million square feet of commercial space and 2,826 multifamily units, and land held for development. These 55 properties consisted of 25 office properties, 17 retail centers and 13 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and NAREIT FFO for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real estate rental revenue	$74,226	$72,254	$1,972	2.7%
NOI (1)	$46,997	$46,726	$271	0.6%
Net (loss) income attributable to the controlling interests	$(2,546)	$1,087	$(3,633)	(334.2)%
NAREIT FFO (2)	$22,617	$25,199	$(2,582)	(10.2)%

(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 35 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in real estate rental revenue is primarily due to acquisitions ($1.6 million), higher occupancy at same-store properties ($0.9 million) and the partial lease-up of The Maxwell ($0.4 million), partially offset by the sale of Country Club Towers ($1.0 million) during the first quarter of 2015.

The increase in NOI is primarily due to acquisitions ($1.2 million), partially offset by the sale of Country Club Towers ($0.5 million), lower NOI at the recently-renovated Silverline Center ($0.2 million) and lower NOI from same-store properties ($0.2 million). Same-store occupancy increased to 92.8% from 92.5% one year ago, with increases in the office and multifamily segments partially offset by lower occupancy in the retail segment.

The net loss attributable to the controlling interests and lower NAREIT FFO are primarily attributable to a real estate impairment ($5.9 million) recognized on our suspended development at 1225 First Street (see note 3 to the consolidated financial statements).

Investment Activity

During the 2015 Quarter, we received $2.0 million as compensation for 15,000 square feet of land at Montrose Shopping Center taken in an eminent domain action, recognizing a gain on sale of real estate of $1.5 million. Subsequent to the end of the 2015 Quarter, we closed on the purchase of The Wellington, a multifamily property with three buildings totaling 711 units in Arlington,

Virginia, and an adjacent undeveloped land parcel, for $167.0 million. We funded the purchase price with borrowings on our New Credit Facility.

Capital Requirements

We repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on Prior Credit Facility No. 2.

On June 23, 2015, we terminated Prior Credit Facility No. 1 and Prior Credit Facility No. 2 and executed the New Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The New Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% (depending on Washington REIT’s credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2015, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%. As of August 3, 2015, our New Credit Facility has a borrowing capacity of $244.5 million.

Significant Transactions

Our significant transactions during the 2015 and 2014 Periods are summarized as follows:

2015 Period

•
The execution of the New Credit Facility, a $600.0 million unsecured credit facility maturing in June 2019 that replaces Prior Credit Facility No. 1 and Prior Credit Facility No. 2, which had a combined borrowing capacity of $500.0 million. The New Credit Facility has the terms set forth above under "Capital Requirements".

•	The disposition of Country Club Towers, a 277-unit multifamily building in Arlington, Virginia, for a contract sales price of $37.8 million, resulting in a gain on sale of $30.3 million.

•	The execution of new and renewal leases for 0.3 million square feet of commercial space with an average rental rate increase of 15.2% over expiring leases.

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

•
The acquisition of The Army Navy Club Building, a 108,000 square foot office property in Washington, DC, for a contract purchase price of $79.0 million. We assumed a $52.7 million mortgage with this acquisition. We incurred $1.4 million of acquisition costs related to this transaction.

•
The acquisition of 1775 Eye Street, NW, a 185,000 square foot office property in Washington, DC, for a contract purchase price of $104.5 million. We incurred $1.7 million of acquisition costs with this transaction.

•	The execution of new and renewal leases for 0.4 million square feet of commercial space with an average rental rate increase of 10.6% over expiring leases.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2015 and 2014 Quarters and Periods. The ability to compare one period to another may be significantly affected by acquisitions completed and dispositions made during those periods. To provide more insight into our operating results, we divide our discussion into two main sections:

•	Consolidated Results of Operations: Overview analysis of results on a consolidated basis.

•	Net Operating Income: Detailed analysis of same-store and non-same-store NOI results by segment.

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Minimum base rent	$62,844	$61,247	$1,597	2.6%	$125,271	$118,993	$6,278	5.3%
Recoveries from tenants	8,190	7,575	615	8.1%	17,383	15,636	1,747	11.2%
Provisions for doubtful accounts	(492)	(418)	(74)	(17.7)%	(891)	(1,135)	244	21.5%
Lease termination fees	154	317	(163)	(51.4)%	342	797	(455)	(57.1)%
Parking and other tenant charges	3,530	3,533	(3)	(0.1)%	6,977	6,574	403	6.1%
	$74,226	$72,254	$1,972	2.7%	$149,082	$140,865	$8,217	5.8%

Minimum Base Rent: Minimum base rent increased by $1.6 million in the 2015 Quarter primarily due to acquisitions ($1.5 million) and higher occupancy ($0.9 million) at same-store properties, partially offset by the sale of Country Club Towers ($0.9 million) during the first quarter of 2015.

Minimum base rent increased by $6.3 million in the 2015 Period primarily due to acquisitions ($5.2 million) and higher occupancy ($2.7 million) at same-store properties, partially offset by the sale of Country Club Towers ($0.9 million) during the first quarter of 2015 and higher amortization of capitalized lease incentives ($0.6 million) at same-store properties.

Recoveries from Tenants: Recoveries from tenants increased by $0.6 million in the 2015 Quarter primarily due to acquisitions ($0.3 million) and higher reimbursements for real estate taxes ($0.2 million) at same-store properties.

Recoveries from tenants increased by $1.7 million in the 2015 Period primarily due to acquisitions ($1.4 million) and higher reimbursements for real estate taxes ($0.5 million) at same-store properties, partially offset by lower reimbursements for property operating expenses ($0.2 million) at same-store properties.

Provisions for Doubtful Accounts: Provisions for doubtful accounts increased by $0.1 million in the 2015 Quarter primarily due to higher net provisions in the office segment.

Provisions for doubtful accounts decreased by $0.2 million in the 2015 Period primarily due to lower net provisions in the retail segment ($0.4 million) due to fewer tenants requiring reserves, partially offset by higher net provisions in the office segment ($0.1 million).

Lease Termination Fees: Lease termination fees decreased by $0.2 million in 2015 Quarter primarily due to lower lease termination fees in the office segment.

Lease termination fees decreased by $0.5 million in 2015 Period primarily due to lower lease termination fees in the office segment.

Parking and Other Tenant Charges: Parking and other tenant charges slightly decreased in the 2015 Quarter as lower charges due to the sale of Country Club Towers ($0.1 million) were offset by acquisitions ($0.1 million).

Parking and other tenant charges increased by $0.4 million in the 2015 Period primarily due to acquisitions ($0.5 million), partially offset by the sale of Country Club Towers ($0.1 million).

Occupancy by segment for properties classified as continuing operations as of June 30, 2015 and 2014 was as follows:

	As of June 30,
	2015	2014	Change
Office	87.6%	86.2%	1.4%
Retail	92.9%	94.2%	(1.3)%
Multifamily	91.7%	93.7%	(2.0)%
Total	90.0%	90.1%	(0.1)%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.

Real Estate Expenses

Real estate expenses for the three and six months ended June 30, 2015 and 2014 for properties classified as continuing operations were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Property operating expenses	$18,053	$17,448	$605	3.5%	$37,802	$36,003	$1,799	5.0%
Real estate taxes	9,176	8,080	1,096	13.6%	18,635	15,867	2,768	17.4%
	$27,229	$25,528	$1,701	6.7%	$56,437	$51,870	$4,567	8.8%

Real estate expenses as a percentage of revenue were 36.7% and 35.3% for the 2015 and 2014 Quarters, respectively, and 37.9% and 36.8% for the 2015 and 2014 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased by $0.6 million in the 2015 Quarter primarily due to higher bad debt expense ($0.5 million) at same-store properties, placing The Maxwell into service ($0.3 million) and acquisitions ($0.2 million), partially offset by the sale of Country Club Towers ($0.3 million).

Property operating expenses increased by $1.8 million in the 2015 Period primarily due to acquisitions ($1.2 million), higher bad debt expense ($0.7 million) at same-store properties and placing The Maxwell into service ($0.5 million), partially offset by the sale of Country Club Towers ($0.4 million).

Real Estate Taxes: Real estate taxes increased by $1.1 million in the 2015 Quarter primarily due to higher assessments ($0.7 million) at same-store properties and acquisitions ($0.3 million).

Real estate taxes increased by $2.8 million in the 2015 Period primarily due to acquisitions ($1.4 million) and higher assessments ($1.1 million) at same-store properties.

Other Operating Expenses

Other operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Depreciation and amortization	$25,503	$24,401	$1,102	4.5%	$50,778	$47,154	$3,624	7.7%
Interest expense	14,700	14,985	(285)	(1.9)%	30,048	29,515	533	1.8%
Acquisition costs	992	1,933	(941)	(48.7)%	1,008	4,978	(3,970)	(79.8)%
Real estate impairment	5,909	—	5,909	N/A	5,909	—	5,909	N/A
General and administrative	4,306	4,828	(522)	(10.8)%	10,386	9,257	1,129	12.2%
	$51,410	$46,147	$5,263	11.4%	$98,129	$90,904	$7,225	7.9%

Depreciation and amortization: Depreciation and amortization increased by $1.1 million in the 2015 Quarter primarily due to acquisitions ($1.0 million).

Depreciation and amortization increased by $3.6 million in the 2015 Period primarily due to acquisitions ($1.9 million) and placing The Maxwell ($1.2 million) and a portion of the Silverline Center redevelopment ($0.3 million) into service.
Interest Expense: Interest expense by debt type for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Notes payable	$7,914	$9,302	$(1,388)	(14.9)%	$17,210	$18,824	$(1,614)	(8.6)%
Mortgages	5,657	5,554	103	1.9%	11,281	10,368	913	8.8%
Lines of credit	1,249	590	659	111.7%	2,016	1,177	839	71.3%
Capitalized interest	(120)	(461)	341	(74.0)%	(459)	(854)	395	(46.3)%
Total	$14,700	$14,985	$(285)	(1.9)%	$30,048	$29,515	$533	1.8%

Interest expense from notes payable decreased in the 2015 Quarter and Period primarily due to the repayment of $150.0 million of 5.35% unsecured notes in May 2015. Interest expense from mortgage notes increased primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building during the 2014 Period. Interest expense from our unsecured lines of credit increased due to higher borrowing activity during the 2015 Period. Capitalized interest decreased because we placed The Maxwell and a portion of the Silverline Center redevelopment into service.

Acquisition Costs: Acquisition costs decreased by $0.9 million in the 2015 Quarter primarily due to closing on the acquisition of 1775 Eye Street during the 2014 Quarter, partially offset by costs associated with the acquisition of The Wellington, which closed after the 2015 Quarter.

Acquisition costs decreased by $4.0 million in the 2015 Period primarily due to closing on the acquisitions of Yale West, The Army Navy Club Building and 1775 Eye Street during the 2014 Period, partially offset by costs associated with the acquisition of The Wellington, which closed after the 2015 Period.

Real estate impairment: In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. During the 2015 Quarter, we determined that we would not develop 1225 First Street and began negotiations to sell our 95% interest in the joint venture that owns the property. We recognized a $5.9 million impairment charge for the 2015 Quarter in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the $14.5 million sale price in the purchase and sale agreement to sell our 95% interest in the joint venture that we executed subsequent to the 2015 Quarter.

General and Administrative Expenses: General and administrative expenses decreased by $0.5 million in the 2015 Quarter, primarily due to lower severance ($0.5 million) and employee share based compensation ($0.4 million), partially offset by higher professional fees ($0.4 million).

General and administrative expenses increased by $1.1 million in the 2015 Period, primarily due to higher professional fees ($1.3 million) and trustee compensation expense ($0.5 million), partially offset by lower severance expense ($0.5 million).
Discontinued Operations
Operating results of the properties classified as discontinued operations for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Revenues	$—	$892	$(892)	(100.0)%
Property expenses	—	(346)	346	(100.0)%
Total	$—	$546	$(546)	(100.0)%

The decrease in income from discontinued operations in the 2015 Period is due to the completion of the sale of the medical office segment in January 2014 (see note 3 to the consolidated financial statements).

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

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$68,629	$67,682	$947	1.4%
Non-same-store(1)	5,597	4,572	1,025	22.4%
Total real estate rental revenue	$74,226	$72,254	$1,972	2.7%
Real Estate Expenses
Same-store	$24,242	$23,145	$1,097	4.7%
Non-same-store(1)	2,987	2,383	604	25.3%
Total real estate expenses	$27,229	$25,528	$1,701	6.7%
NOI
Same-store	$44,387	$44,537	$(150)	(0.3)%
Non-same-store(1)	2,610	2,189	421	19.2%
Total NOI	$46,997	$46,726	$271	0.6%
Reconciliation to Net Income
NOI	$46,997	$46,726
Depreciation and amortization	(25,503)	(24,401)
Gain on sale of real estate (classified as continuing operations)	1,454	570
General and administrative expenses	(4,306)	(4,828)
Interest expense	(14,700)	(14,985)
Other income	192	219
Acquisition costs	(992)	(1,933)
Loss on extinguishment of debt	(119)	—
Real estate impairment	(5,909)	—
Discontinued operations:
Gain on sale of real estate	—	(288)
Net (loss) income	(2,886)	1,080
Less: Net loss attributable to noncontrolling interests	340	7
Net (loss) income attributable to the controlling interests	$(2,546)	$1,087

(1)Non-same-store properties classified as continuing operations include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily development – The Maxwell
2014 Office acquisition – 1775 Eye Street, NW
2014 Retail acquisition – Spring Valley Retail Center
2014 Retail disposition – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Office redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $0.9 million in the 2015 Quarter primarily due to higher occupancy ($0.9 million) and rental rates ($0.6 million), partially offset by higher rent abatements ($0.5 million).

Real estate expenses from same-store properties increased by $1.1 million in the 2015 Quarter primarily due to higher real estate taxes ($0.7 million), bad debt ($0.5 million) and administrative ($0.2 million) expenses, partially offset by lower utilities expense ($0.3 million).

	As of June 30,
Occupancy	2015	2014
Same-store	92.8%	92.5%
Non-same-store	63.5%	65.5%
Total	90.0%	90.1%

Same-store occupancy increased to 92.8%, with increases in the office and multifamily segments partially offset by a decrease in the retail segment. During the 2015 Quarter, 62.1% of the commercial square footage expiring was renewed as compared to 49.8% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.3 million commercial square feet at an average rental rate of $30.25 per square foot, an increase of 15.2%, with average tenant improvements and leasing commissions and incentives (including free rent) of $24.08 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$38,929	$38,276	$653	1.7%
Non-same-store(1)	4,214	3,600	614	17.1%
Total real estate rental revenue	$43,143	$41,876	$1,267	3.0%
Real Estate Expenses
Same-store	$14,514	$13,916	$598	4.3%
Non-same-store(1)	2,328	1,901	427	22.5%
Total real estate expenses	$16,842	$15,817	$1,025	6.5%
NOI
Same-store	$24,415	$24,360	$55	0.2%
Non-same-store(1)	1,886	1,699	187	11.0%
Total NOI	$26,301	$26,059	$242	0.9%

(1)Non-same-store properties include:
2014 acquisition – 1775 Eye Street, NW
2013 redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $0.7 million in the 2015 Quarter primarily due to higher occupancy ($0.6 million) and rental rates ($0.7 million), partially offset by higher rent abatements ($0.5 million).

Real estate expenses from same-store properties increased by $0.6 million in the 2015 Quarter primarily due to higher real estate taxes.

	As of June 30,
Occupancy	2015	2014
Same-store	91.8%	90.9%
Non-same-store	63.6%	59.0%
Total	87.6%	86.2%

Same-store occupancy increased to 91.8% primarily due to higher occupancy at 1227 25th Street, Monument II and Wayne Plaza. During the 2015 Quarter, 56.1% of the square footage that expired was renewed compared to 48.9% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.1 million square feet of office space at an average rental rate of $36.55 per square foot, an increase of 9.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $37.35 per square foot.

Retail Segment:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,766	$14,748	$18	0.1%
Non-same-store(1)	974	11	963	8,754.5%
Total real estate rental revenue	$15,740	$14,759	$981	6.6%
Real Estate Expenses
Same-store	$3,496	$3,231	$265	8.2%
Non-same-store(1)	206	6	200	3,333.3%
Total real estate expenses	$3,702	$3,237	$465	14.4%
NOI
Same-store	$11,270	$11,517	$(247)	(2.1)%
Non-same-store(1)	768	5	763	15,260.0%
Total NOI	$12,038	$11,522	$516	4.5%

(1)Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)

Real estate rental revenue from same-store properties slightly increased in the 2015 Quarter as higher rental rates ($0.3 million) were offset by lower occupancy ($0.2 million) and lower reimbursements for operating expenses ($0.1 million).

Real estate expenses from same-store properties increased by $0.3 million in the 2015 Quarter primarily due to higher bad debt expense ($0.5 million), partially offset by lower common area maintenance ($0.1 million).

	As of June 30,
Occupancy	2015	2014
Same-store	92.8%	94.2%
Non-same-store	96.6%	N/A
Total	92.9%	94.2%

Same-store occupancy decreased to 92.8% primarily due to lower occupancy at Chevy Chase Metro Plaza. During the 2015 Quarter, 66.4% of the square footage expiring was renewed compared to 100.0% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.1 million square feet of retail space at an average rental rate of $24.03, an increase of 24.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $10.94 per square foot.

Multifamily Segment:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,934	$14,658	$276	1.9%
Non-same-store(1)	409	961	(552)	(57.4)%
Total real estate rental revenue	$15,343	$15,619	$(276)	(1.8)%
Real Estate Expenses
Same-store	$6,232	$5,998	$234	3.9%
Non-same-store(1)	453	476	(23)	(4.8)%
Total real estate expenses	$6,685	$6,474	$211	3.3%
NOI
Same-store	$8,702	$8,660	$42	0.5%
Non-same-store(1)	(44)	485	(529)	(109.1)%
Total NOI	$8,658	$9,145	$(487)	(5.3)%

(1)Non-same-store properties include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily development – The Maxwell

Real estate rental revenue from same-store properties increased by $0.3 million in the 2015 Quarter primarily due to higher occupancy ($0.5 million) and lower rent abatements ($0.1 million), partially offset by lower rental rates ($0.4 million).

Real estate expenses from same-store properties increased $0.2 million by in the 2015 Quarter primarily due to higher administrative expenses.

	As of June 30,
Occupancy	2015	2014
Same-store	94.5%	93.6%
Non-same-store	45.3%	94.5%
Total	91.7%	93.7%

Same-store occupancy increased to 94.5% primarily due to higher occupancy at Yale West. The decrease in non-same-store occupancy is primarily due to The Maxwell, which was in lease-up and had occupancy of 45.3% as of the end of the 2015 Quarter.

2015 Period Compared to 2014 Period

The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2015 Period compared to the 2014 Period (in thousands).

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$131,117	$128,405	$2,712	2.1%
Non-same-store(1)	17,965	12,460	5,505	44.2%
Total real estate rental revenue	$149,082	$140,865	$8,217	5.8%
Real Estate Expenses
Same-store	$47,559	$46,031	$1,528	3.3%
Non-same-store(1)	8,878	5,839	3,039	52.0%
Total real estate expenses	$56,437	$51,870	$4,567	8.8%
NOI
Same-store	$83,558	$82,374	$1,184	1.4%
Non-same-store(1)	9,087	6,621	2,466	37.2%
Total NOI	$92,645	$88,995	$3,650	4.1%
Reconciliation to Net Income
NOI	$92,645	$88,995
Depreciation and amortization	(50,778)	(47,154)
Gain on sale of real estate	31,731	570
General and administrative expenses	(10,386)	(9,257)
Interest expense	(30,048)	(29,515)
Other income	384	442
Acquisition costs	(1,008)	(4,978)
Loss on extinguishment of debt	(119)	—
Real estate impairment	(5,909)	—
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	546
Gain on sale of real estate	—	105,985
Net income	26,512	105,634
Less: Net loss attributable to noncontrolling interests	448	7
Net income attributable to the controlling interests	$26,960	$105,641

(1)Non-same-store properties classified as continuing operations include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily acquisition – Yale West
2014 Multifamily development – The Maxwell
2014 Office acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail acquisition – Spring Valley Retail Center
2014 Retail disposition – 5740 Columbia Road (parcel at Gateway Overlook)
2013 Office redevelopment – Silverline Center

(2)    Sold properties classified as discontinued operations include:
2014 Medical Office dispositions – Woodburn Medical Park I and II and Prosperity Medical Center I, II and III

Real estate rental revenue from same-store properties increased by $2.7 million in the 2015 Period primarily due to higher occupancy ($2.7 million), higher rental rates ($0.7 million) and lower reserves for uncollectible revenue ($0.2 million), partially offset by higher rent abatements ($0.9 million).

Real estate expenses from same-store properties increased by $1.5 million in the 2015 Period primarily due to higher real estate taxes ($1.1 million), bad debt ($0.7 million), administrative ($0.3 million) and repairs and maintenance ($0.1 million) expenses, partially offset by lower utilities expense ($1.0 million).

During the 2015 Period, 66.7% of the commercial square footage expiring was renewed as compared to 65.1% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 0.6 million commercial square feet at an average rental rate of $30.49 per square foot, an increase of 11.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $25.23 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$73,848	$72,574	$1,274	1.8%
Non-same-store(1)	11,791	8,365	3,426	41.0%
Total real estate rental revenue	$85,639	$80,939	$4,700	5.8%
Real Estate Expenses
Same-store	$27,969	$27,525	$444	1.6%
Non-same-store(1)	6,016	3,987	2,029	50.9%
Total real estate expenses	$33,985	$31,512	$2,473	7.8%
NOI
Same-store	$45,879	$45,049	$830	1.8%
Non-same-store(1)	5,775	4,378	1,397	31.9%
Total NOI	$51,654	$49,427	$2,227	4.5%

(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $1.3 million in the 2015 Period primarily due to higher occupancy ($1.9 million) and higher reimbursements for real estate taxes ($0.5 million), partially offset by higher rent abatements ($1.0 million).

Real estate expenses from same-store properties increased by $0.4 million in the 2015 Period primarily due to higher real estate taxes ($0.8 million), repairs and maintenance expenses ($0.1 million) and operating services and supplies ($0.1 million), partially offset by lower utilities expense ($0.8 million).

During the 2015 Period, 60.1% of the square footage that expired was renewed compared to 62.4% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 0.3 million square feet of office space at an average rental rate of $36.93 per square foot, an increase of 9.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $35.80 per square foot.

Retail Segment:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$30,239	$29,339	$900	3.1%
Non-same-store(1)	1,831	45	1,786	3,968.9%
Total real estate rental revenue	$32,070	$29,384	$2,686	9.1%
Real Estate Expenses
Same-store	$8,049	$7,449	$600	8.1%
Non-same-store(1)	440	19	421	2,215.8%
Total real estate expenses	$8,489	$7,468	$1,021	13.7%
NOI
Same-store	$22,190	$21,890	$300	1.4%
Non-same-store(1)	1,391	26	1,365	5,250.0%
Total NOI	$23,581	$21,916	$1,665	7.6%

(1)Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)

Real estate rental revenue from same-store properties increased by $0.9 million in the 2015 Period primarily due to higher rental rates ($0.7 million) and lower reserves for uncollectible revenue ($0.4 million), partially offset by lower occupancy ($0.1 million).

Real estate expenses from same-store properties increased by $0.6 million in the 2015 Period primarily due to higher bad debt expense ($0.8 million), partially offset by lower common area maintenance ($0.1 million) and legal ($0.1 million) expenses.

During the 2015 Period, 70.9% of the square footage expiring was renewed compared to 93.9% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 0.3 million square feet of retail space at an average rental rate of $22.19, an increase of 17.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $11.60 per square foot.

Multifamily Segment:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$27,030	$26,492	$538	2.0%
Non-same-store(1)	4,343	4,050	293	7.2%
Total real estate rental revenue	$31,373	$30,542	$831	2.7%
Real Estate Expenses
Same-store	$11,541	$11,057	$484	4.4%
Non-same-store(1)	2,422	1,833	589	32.1%
Total real estate expenses	$13,963	$12,890	$1,073	8.3%
NOI
Same-store	$15,489	$15,435	$54	0.3%
Non-same-store(1)	1,921	2,217	(296)	(13.4)%
Total NOI	$17,410	$17,652	$(242)	(1.4)%

(1)Non-same-store properties include:
2015 Multifamily disposition – Country Club Towers
2014 Multifamily acquisition – Yale West
2014 Multifamily development – The Maxwell

Real estate rental revenue from same-store properties increased by $0.5 million in the 2015 Period primarily due to higher occupancy ($0.8 million) and lower rent abatements ($0.2 million), partially offset by lower rental rates ($0.6 million).

Real estate expenses from same-store properties increased $0.5 million by in the 2015 Period primarily due to higher administrative expenses ($0.3 million) and real estate taxes ($0.2 million).

Liquidity and Capital Resources

Capital Requirements

During 2015, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	Approximately $55 - $60 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15 - $20 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2015, offset by proceeds from potential property dispositions.

We also repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on our unsecured lines of credit.

Debt Financing

Our total debt at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Mortgage notes payable	$419,755	$418,525
Lines of credit	185,000	50,000
Notes payable	597,442	747,208
	$1,202,197	$1,215,733

Mortgage Notes Payable

At June 30, 2015, our $419.8 million in mortgage notes payable, which include $4.1 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.2% and had an estimated weighted average maturity of 2.4 years. We may either assume mortgage debt from time-to-time in conjunction with property acquisitions or initiate mortgage debt on existing properties.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2015, we were in compliance with our mortgage notes covenants.

Lines of Credit

On June 23, 2015, we terminated Prior Credit Facility No. 1 and Prior Credit Facility No. 2 and executed the New Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allow us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The New Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% (depending on Washington REIT’s credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2015, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%. We had $185.0 million in borrowings outstanding as of June 30, 2015.

Our unsecured credit facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2015, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2015, we were in compliance with our unsecured notes covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 68.2 million shares were outstanding at June 30, 2015.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue any shares under the Equity Distribution Agreements during the 2015 Quarter.

The Equity Distribution Agreements replace Washington REIT’s prior sales agency financing agreement ("Prior ATM") with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. As of the date of its expiration, Washington REIT had issued 1.3 million common shares under this program at a weighted average share price of $27.93 for gross proceeds of $36.5 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2015 Period.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million shares of preferred stock. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2015, no shares of preferred stock had been issued.

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

Our dividend and distribution payments for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Common dividends	$20,500	$20,043	$457	2.3%	$41,019	$40,134	$885	2.2%
Distributions to noncontrolling interests	—	3,454	(3,454)	(100.0)%	—	3,454	(3,454)	(100.0)%
	$20,500	$23,497	$(2,997)	(12.8)%	$41,019	$43,588	$(2,569)	(5.9)%

The increase in dividends paid is primarily due to shares issued under the Prior ATM during the fourth quarter of 2014 and the first quarter of 2015. The decrease in distributions to noncontrolling interests is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net cash provided by operating activities	$54,332	$39,123	$15,209	38.9%
Net cash provided by (used in) investing activities	6,108	(7,168)	13,276	185.2%
Net cash used in financing activities	(53,489)	(139,289)	85,800	61.6%

Cash provided by operating activities increased primarily due to income from properties acquired in 2014.

Cash provided by investing activities increased primarily due to lower capital expenditures.

Cash used in financing activities decreased primarily due to higher net borrowings on our unsecured line of credit.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property and impairments of depreciable real estate, if any, plus real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$(2,886)	$1,080	$26,512	$105,634
Adjustments:
Depreciation and amortization	25,503	24,401	50,778	47,154
Net gain on sale of depreciable real estate	—	(282)	(30,277)	(106,555)
Income from operations of properties sold or held for sale	—	—	—	(546)
Funds from continuing operations	22,617	25,199	47,013	45,687
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	—	546
Funds from discontinued operations	—	—	—	546
NAREIT FFO	$22,617	$25,199	$47,013	$46,233

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1 - April 30, 2015	5,654	$26.15	N/A	N/A
May 1 - May 31, 2015	—	N/A	N/A	N/A
June 1 - June 30, 2015	—	N/A	N/A	N/A
Total	5,654	26.15	N/A	N/A

(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

As previously reported on a Form 8-K filed with the SEC on February 20, 2015, Laura M. Franklin will resign from her position as Executive Vice President - Accounting and Administration after the filing of this Form 10-Q. As previously reported on a Form 8-K filed with the SEC on July 23, 2015, the Board of Trustees of Washington REIT elected W. Drew Hammond as Vice President - Chief Accounting Officer and Controller, such election to take effect on the day after the filing of this Form 10-Q. Upon effectiveness of such election, Mr. Hammond will serve as Washington REIT's principal accounting officer.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.59	Credit Agreement, dated as of June 23, 2015, by and among Washington REIT, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, KeyBank National Association, as syndication agent, and Royal Bank of Canada and SunTrust Bank, as documentation agents	8-K	001-06622	10.1	6/23/2015
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Executive Vice President – Accounting and Administration pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Executive Vice President – Accounting and Administration and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements
X

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

DATE: August 5, 2015