Form 10-Q
period 2015-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2015-11-04
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 29, 2015, 68,178,215 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Consolidated Statement of Shareholders' Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2014 included in Washington Real Estate Investment Trust’s 2014 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Land	$572,880	$543,546
Income producing property	2,074,425	1,927,407
	2,647,305	2,470,953
Accumulated depreciation and amortization	(677,480)	(640,434)
Net income producing property	1,969,825	1,830,519
Properties under development or held for future development	35,256	76,235
Total real estate held for investment, net	2,005,081	1,906,754
Investment in real estate sold or held for sale, net	5,010	—
Cash and cash equivalents	21,012	15,827
Restricted cash	12,544	10,299
Rents and other receivables, net of allowance for doubtful accounts of $2,945 and $3,392, respectively	62,306	59,745
Prepaid expenses and other assets	122,629	121,082
Other assets related to properties sold or held for sale	278	—
Total assets	$2,228,860	$2,113,707
Liabilities
Notes payable	$747,540	$747,208
Mortgage notes payable	419,293	418,525
Lines of credit	195,000	50,000
Accounts payable and other liabilities	54,131	54,318
Advance rents	10,766	12,528
Tenant security deposits	9,225	8,899
Liabilities related to properties sold or held for sale	329	—
Total liabilities	1,436,284	1,291,478
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 68,180 and 67,819 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	682	678
Additional paid in capital	1,192,202	1,184,395
Distributions in excess of net income	(399,421)	(365,518)
Accumulated other comprehensive loss	(2,288)	—
Total shareholders’ equity	791,175	819,555
Noncontrolling interests in subsidiaries	1,401	2,674
Total equity	792,576	822,229
Total liabilities and equity	$2,228,860	$2,113,707

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Real estate rental revenue	$78,243	$73,413	$227,325	$214,278
Expenses
Real estate expenses	28,109	25,914	84,546	77,784
Depreciation and amortization	29,349	24,354	80,127	71,508
Acquisition costs	929	69	1,937	5,047
General and administrative	4,953	4,523	15,339	13,780
Real estate impairment	—	—	5,909	—
	63,340	54,860	187,858	168,119
Other operating income
Gain on sale of real estate	—	—	31,731	570
Real estate operating income	14,903	18,553	71,198	46,729
Other income (expense)
Interest expense	(14,486)	(15,087)	(44,534)	(44,602)
Loss on extinguishment of debt	—	—	(119)	—
Other income	163	192	547	634
	(14,323)	(14,895)	(44,106)	(43,968)
Income from continuing operations	580	3,658	27,092	2,761
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	—	546
Gain on sale of real estate	—	—	—	105,985
Net income	580	3,658	27,092	109,292
Less: Net loss attributable to noncontrolling interests in subsidiaries	67	10	515	17
Net income attributable to the controlling interests	$647	$3,668	$27,607	$109,309
Basic net income per share:
Continuing operations	$0.01	$0.05	$0.40	$0.04
Discontinued operations	—	—	—	1.59
Net income per share	$0.01	$0.05	$0.40	$1.63
Diluted net income per share:
Continuing operations	$0.01	$0.05	$0.40	$0.04
Discontinued operations	—	—	—	1.59
Net income per share	$0.01	$0.05	$0.40	$1.63
Weighted average shares outstanding – basic	68,186	66,738	68,168	66,725
Weighted average shares outstanding – diluted	68,305	66,790	68,290	66,760
Dividends declared per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$580	$3,658	$27,092	$109,292
Other comprehensive loss:
Unrealized loss on interest rate hedge	(2,288)	—	(2,288)	—
Comprehensive (loss) income	(1,708)	3,658	24,804	109,292
Less: Net loss attributable to noncontrolling interests	67	10	515	17
Comprehensive (loss) income attributable to the controlling interests	$(1,641)	$3,668	$25,319	$109,309

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income Attributable to the Controlling Interests	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2014	67,819	$678	$1,184,395	$(365,518)	$—	$819,555	$2,674	$822,229
Net income attributable to the controlling interests	—	—	—	27,607	—	27,607	—	27,607
Net loss attributable to the noncontrolling interests and deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,278)	(1,278)
Unrealized loss on interest rate hedge					(2,288)	(2,288)		(2,288)
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Dividends	—	—	—	(61,510)	—	(61,510)	—	(61,510)
Equity offerings, net of issuance costs	184	2	5,077	—	—	5,079	—	5,079
Share grants, net of share grant amortization and forfeitures	177	2	2,730	—	—	2,732	—	2,732
Balance, September 30, 2015	68,180	$682	$1,192,202	$(399,421)	$(2,288)	$791,175	$1,401	$792,576

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$27,092	$109,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,127	71,508
Provision for losses on accounts receivable	1,337	1,335
Real estate impairment	5,909	—
Gain on sale of real estate	(31,731)	(106,555)
Amortization of share grants, net	3,962	3,835
Amortization of debt premiums, discounts and related financing costs	2,661	2,730
Loss on extinguishment of debt	119	—
Changes in operating other assets	(9,733)	(16,255)
Changes in operating other liabilities	(3,531)	(3,013)
Net cash provided by operating activities	76,212	62,877
Cash flows from investing activities
Real estate acquisitions, net	(151,682)	(154,126)
Net cash received for sale of real estate	53,566	190,864
Capital improvements to real estate	(23,085)	(41,945)
Development in progress	(29,136)	(28,363)
Real estate deposits, net	—	(2,500)
Cash held in replacement reserve escrows	(2,897)	(550)
Non-real estate capital improvements	(2,116)	(44)
Net cash used in investing activities	(155,350)	(36,664)
Cash flows from financing activities
Line of credit borrowings, net	145,000	5,000
Dividends paid	(61,510)	(60,153)
Principal payments – mortgage notes payable	(3,358)	(2,860)
Borrowings under construction loan	4,017	14,137
Notes payable repayments	(150,000)	(100,000)
Proceeds from term loan	150,000	—
Payment of financing costs	(4,910)	(660)
Contributions from noncontrolling interests	5	5
Distributions to noncontrolling interests	—	(3,454)
Net proceeds from equity offering	5,079	—
Net cash provided by (used in) financing activities	84,323	(147,985)
Net increase (decrease) in cash and cash equivalents	5,185	(121,772)
Cash and cash equivalents at beginning of period	15,827	130,343
Cash and cash equivalents at end of period	$21,012	$8,571
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$38,023	$36,770
Decrease in accrued capital improvements and development costs	656	10,860
Mortgage notes payable assumed in connection with the acquisition of real estate	—	100,861

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of September 30, 2015 and December 31, 2014, our TRSs had no net deferred tax assets and a net deferred tax liability of $0.7 million and $0.6 million, respectively. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2015 and September 30, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively, and the nine months ended September 30, 2015 and September 30, 2014 as the “2015 Period” and the “2014 Period,” respectively.

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

Derivatives

We borrow funds at a combination of fixed and variable rates. Borrowings under the our revolving credit facility and term loans bear interest at variable rates. Our interest rate risk management objectives are to minimize interest rate fluctuation on long-term indebtedness and limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate swaps we enter into are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument such as notional amounts, settlement dates, reset dates, calculation period and LIBOR do not perfectly match. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. When ineffectiveness of a cash flow hedge exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in the 2015 and 2014 Periods.

NOTE 3: REAL ESTATE

Acquisition

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics as compared to other areas. We seek to upgrade our portfolio with acquisitions as opportunities arise. Properties and land for development acquired during the 2015 Period were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Contract Purchase Price (In thousands)
July 1, 2015	The Wellington	Multifamily	711	$167,000

The Wellington, which we acquired during the 2015 Quarter, consists of an apartment building and an adjacent parcel of land for potential future multifamily development. The purchase of the Wellington was structured as a reverse exchange under Section

1031 of the Internal Revenue Code in a manner such that legal title is held by a Qualified Intermediary until certain identified properties are sold and the reverse exchange transaction is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Wellington.  As such, the Wellington is considered to be a VIE until legal title is transferred to us upon completion of the 1031 exchange, which is expected during the fourth quarter.  We have consolidated the assets and liabilities of the Wellington as we have determined that Washington REIT is the primary beneficiary of the VIE. The results of operations from the acquired operating property are included in the consolidated statements of income as of the acquisition date.

The revenue and earnings of the acquisition during the year of acquisition are as follows (in thousands):

Three and Nine Months Ended September 30, 2015
Real estate rental revenue	$3,441
Net loss	(1,463)

We record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.

We have recorded the total purchase price of the above acquisition as follows (in thousands):

Land	$30,548
Land for development	15,000
Buildings	116,563
Leasing commissions/absorption costs	4,889
Total	$167,000

The weighted remaining average life for leasing commissions/absorption costs is two months.

The difference in the total contract price of $167.0 million for the acquisition and the acquisition cost per the consolidated statements of cash flows of $166.7 million is primarily due to credits received at settlement totaling $0.3 million.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the 2015 and 2014 Quarters and Periods as if the above-described acquisition in 2015 had occurred on January 1, 2014. The pro forma adjustments include reclassifying costs related to the above-described acquisition to 2014. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the 2015 and 2014 Quarters and Periods. The unaudited data presented is in thousands, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate rental revenue	$78,243	$76,853	$234,095	$224,488
Income (loss) from continuing operations	1,626	2,205	29,811	(323)
Net income	1,626	2,205	29,811	106,208
Diluted net income per share	0.02	0.03	0.43	1.59

Redevelopment

In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. As of September 30, 2015, we had invested $35.8 million in the renovation. We completed major construction activities on this project during the second quarter of 2015, and placed into service substantially completed portions of the project totaling $25.8 million. The remaining components of the redevelopment project will be placed into service the earlier of when they are substantially completed and available for occupancy or one year from completion of major construction activities.

Variable Interest Entities

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. Washington REIT and the real estate development company owned 95% and 5% of the joint venture, respectively. During the second quarter of 2015, we determined that we would not develop the property and began negotiations to sell our interest in the joint venture. We recognized a $5.9 million impairment charge for the second quarter of 2015 in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the contact sale price in the purchase and sale agreement. This fair valuation falls into Level 2 of the fair value hierarchy. During the 2015 Quarter, we sold our 95% interest in the joint venture for a contract sale price of $14.5 million, as this joint venture has previously been consolidated as Washington REIT was the primary beneficiary of the VIE.

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

We have determined that The Maxwell joint venture is a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. As of September 30, 2015, $31.7 million was outstanding on The Maxwell's construction loan. We have also determined that Washington REIT is the primary beneficiary of the VIE due to the fact that Washington REIT is providing 90% of the equity contributions.

We include joint venture land acquisitions and capitalized development on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of December 31, 2014, the land and capitalized development costs for 1225 First Street totaled $20.8 million.

As of September 30, 2015 and December 31, 2014, The Maxwell's assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$12,851	$12,851
Income producing property	37,914	18,432
Accumulated depreciation and amortization	(1,767)	—
Properties under development or held for future development	—	17,947
Other assets	765	—
	$49,763	$49,230

As of September 30, 2015 and December 31, 2014, The Maxwell's liabilities were as follows (in thousands):

	September 30, 2015	December 31, 2014
Mortgage notes payable	$31,707	$27,690
Accounts payable and other liabilities	669	2,196
Tenant security deposits	66	17
	$32,442	$29,903

Sold and Held for Sale Properties and Discontinued Operations

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

During the second quarter of 2015, 15,000 square feet of land at Montrose Shopping Center, a retail property in Rockville, Maryland, was condemned as part of an eminent domain taking action. The taken land was at the periphery of the property and its taking did not impact the property's operations. We received $2.0 million as compensation for the taken land, and recognized a $1.5 million gain on sale of real estate during the second quarter of 2015.

During the 2015 Quarter, we executed a purchase and sale agreement for the sale of Munson Hill Towers, a 279-unit multifamily property in Falls Church, Virginia, for a contract sale price of $57.1 million. We closed on the sale in October 2015 (see note 11). The property met the criteria for classification as held for sale as of September 30, 2015.

Subsequent to the end of the 2015 Period, we executed a purchase and sale agreement for the sale of Montgomery Village Center, a 197,000 square foot retail property in Gaithersburg, Maryland, for a contract sale price of $27.8 million. We expect to close on the sale before the end of 2015. The property did not meet the criteria for classification as held for sale until after the 2015 Period and is included on our consolidated balance sheets as follows:

	September 30, 2015	December 31, 2014
Land	$11,625	$11,625
Income producing property	12,606	12,443
Accumulated depreciation and amortization	(6,081)	(5,832)
Other assets	1,562	1,585
Total assets	$19,712	$19,821

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

The results of the assets in our former medical office segment sold in January 2014 are summarized as follows (amounts in thousands, except per share data):

	Nine Months Ended September 30,
	2015	2014
Real estate rental revenue	$—	$892
Net income	—	546
Basic net income per share	—	0.01
Diluted net income per share	—	0.01

We sold or classified as held for sale the following properties in 2015 and 2014:

Disposition Date	Property Name	Segment	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
March 20, 2015	Country Club Towers (1)	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (1), (2)	Multifamily	N/A	N/A	14,500	—
N/A	Munson Hill Towers (1)	Multifamily	279	N/A	57,100	N/A
		Total 2015			$109,400	$30,277

January 21, 2014	Medical Office Portfolio Transactions III & IV (3)	Medical Office	N/A	427,000	$193,561	$105,985
May 2, 2014	5740 Columbia Road (1)	Retail	N/A	3,000	1,600	570
		Total 2014		430,000	$195,161	$106,555

(1)	These properties are classified as continuing operations.

(2)	Land held for future development.
(3) Woodburn Medical Park I and II and Prosperity Medical Center I, II and III, which are classified as discontinued operations.

As of September 30, 2015 and December 31, 2014, investment in real estate held for sale was as follows (in thousands):

September 30, 2015
Land	$322
Income producing property	19,321
Accumulated depreciation and amortization	(14,633)
Total real estate held for investment, net	$5,010

Income from operations of properties classified as discontinued operations for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate rental revenue	$—	$—	$—	$892
Real estate expenses	—	—	—	(346)
Income from operations classified as discontinued operations	$—	$—	$—	$546

NOTE 4: UNSECURED LINES OF CREDIT PAYABLE

On June 23, 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 ("Prior Credit Facility No. 1") and our $400.0 million unsecured line of credit maturing in July 2016 ("Prior Credit Facility No. 2"), and executed a new $600.0 million unsecured credit agreement ("New Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature, which we utilized a portion of in September 2015, as described below, that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The New Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2015, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the New Credit Facility's unsecured line of credit unused and available at September 30, 2015 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(195,000)
Letters of credit issued (1)	(15,474)
Unused and available	$389,526
(1) The letter of credit is provided to the lender for John Marshall II relating to tenant improvements.

We executed borrowings and repayments on the unsecured lines of credit during the 2015 Period as follows (in thousands):

	Prior Credit Facility No. 1	Prior Credit Facility No. 2	New Credit Facility
Balance at December 31, 2014	$5,000	$45,000	$—
Borrowings	3,000	150,000	365,000
Repayments	(8,000)	(195,000)	(170,000)
Balance at September 30, 2015	$—	$—	$195,000

NOTE 5: NOTES PAYABLE

We repaid the remaining $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on Prior Credit Facility No. 2.

On September 15, 2015, we entered into a $150.0 million unsecured term loan by executing a portion of the accordion feature under the New Credit Facility. The term loan has a 5.5 year maturity and an interest rate of LIBOR plus 110 basis points, based on our current unsecured debt ratings.

NOTE 6: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our term loan (see note 5) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in other comprehensive loss. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2015 Quarter. We had no derivative instruments outstanding as of December 31, 2014.

The fair value and balance sheet locations of the interest rate swap as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable and other liabilities	$2,288	$—

The interest rate swaps have been effective since inception. The gain or loss on the effective swap is recognized in other comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized loss on interest rate hedge	$(2,288)	$—	$(2,288)	$—

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.8 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2015, the fair value of derivatives is in a net liability position of $2.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2015, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2015, we could have been required to settle our obligations under the agreements at their termination value of $2.3 million.

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $0.9 million and $1.3 million for the 2015 and 2014 Quarters, respectively, and $4.0 million and $3.8 million for the 2015 and 2014 Periods, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.6 million and $1.0 million for the 2015 and 2014 Periods, respectively.

The total unvested restricted share awards at September 30, 2015 was 209,560 shares, which had a weighted average grant date fair value of $27.31 per share. As of September 30, 2015, the total compensation cost related to unvested restricted share awards was $2.4 million, which we expect to recognize over a weighted average period of 20 months.

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

The only assets or liabilities we had at September 30, 2015 and December 31, 2014 that are recorded at fair value on a recurring basis are the interest rate swaps (see note 6) and the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds. We base the valuations related to the SERP on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The valuation of the derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to be not significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of our derivatives fall into Level 2 in the fair value hierarchy.

The fair values of these assets and liabilities at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,296	$—	$1,296	$—	$2,778	$—	$2,778	$—
Liabilities:
Derivatives	$2,288	$—	$2,288	$—	$—	$—	$—	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2015 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2015 and December 31, 2014.

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

Debt

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding or capital improvements. The lines of credit advances are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable and term loans by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant market prices of such notes and term loans. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of September 30, 2015 and December 31, 2014, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,012	$21,012	$15,827	$15,827
Restricted cash	12,544	12,544	10,299	10,299
2445 M Street note	4,940	5,160	4,404	5,113
Mortgage notes payable	419,293	434,581	418,525	433,762
Lines of credit	195,000	195,000	50,000	50,000
Notes payable	747,540	781,641	747,208	782,042

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$580	$3,658	$27,092	$2,761
Net loss attributable to noncontrolling interests	67	10	515	17
Allocation of earnings to unvested restricted share awards	(47)	(44)	(184)	11
Adjusted income from continuing operations attributable to the controlling interests	600	3,624	27,423	2,789
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	—	—	106,531
Allocation of earnings to unvested restricted share awards	—	—	—	(335)
Adjusted income from discontinuing operations attributable to the controlling interests	—	—	—	106,196
Adjusted net income attributable to the controlling interests	$600	$3,624	$27,423	$108,985
Denominator:
Weighted average shares outstanding – basic	68,186	66,738	68,168	66,725
Effect of dilutive securities:
Employee restricted share awards	119	52	122	35
Weighted average shares outstanding – diluted	68,305	66,790	68,290	66,760
Net income per common share, basic:
Continuing operations	$0.01	$0.05	$0.40	$0.04
Discontinued operations	—	—	—	1.59
	$0.01	$0.05	$0.40	$1.63
Net income per common share, diluted:
Continuing operations	$0.01	$0.05	$0.40	$0.04
Discontinued operations	—	—	—	1.59
	$0.01	$0.05	$0.40	$1.63

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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2015 and 2014 Quarters and Periods from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,616	$15,684	$18,943	$—	$78,243
Real estate expenses	16,612	3,649	7,848	—	28,109
Net operating income	$27,004	$12,035	$11,095	$—	$50,134
Depreciation and amortization					(29,349)
General and administrative					(4,953)
Acquisition costs					(929)
Interest expense					(14,486)
Other income					163
Net income					580
Less: Net loss attributable to noncontrolling interests in subsidiaries					67
Net income attributable to the controlling interests					$647
Capital expenditures	$7,413	$792	$2,489	$280	$10,974
Total assets	$1,266,110	$377,773	$541,480	$43,497	$2,228,860

	Three Months Ended September 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,628	$14,825	$15,960	$—	$73,413
Real estate expenses	16,066	3,204	6,644	—	25,914
Net operating income	$26,562	$11,621	$9,316	$—	$47,499
Depreciation and amortization					(24,354)
Acquisition costs					(69)
General and administrative					(4,523)
Interest expense					(15,087)
Other income					192
Net income					3,658
Less: Net loss attributable to noncontrolling interests in subsidiaries					10
Net income attributable to the controlling interests					$3,668
Capital expenditures	$7,804	$3,037	$2,157	$3	$13,001
Total assets	$1,277,131	$341,728	$404,596	$35,924	$2,059,379

	Nine Months Ended September 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$129,255	$47,754	$50,316	$—	$227,325
Real estate expenses	50,597	12,138	21,811	—	84,546
Net operating income	$78,658	$35,616	$28,505	$—	$142,779
Depreciation and amortization					(80,127)
General and administrative					(15,339)
Acquisition costs					(1,937)
Interest expense					(44,534)
Other income					547
Gain on sale of real estate					31,731
Real estate impairment					(5,909)
Loss on extinguishment of debt					(119)
Net income					27,092
Less: Net loss attributable to noncontrolling interests in subsidiaries					515
Net income attributable to the controlling interests					$27,607
Capital expenditures	$16,023	$2,291	$4,771	$2,116	$25,201

	Nine Months Ended September 30, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$123,568	$44,209	$46,501	$—	$214,278
Real estate expenses	47,579	10,672	19,533	—	77,784
Net operating income	$75,989	$33,537	$26,968	$—	$136,494
Depreciation and amortization					(71,508)
Acquisition costs					(5,047)
General and administrative					(13,780)
Interest expense					(44,602)
Other income					634
Gain on sale of real estate					570
Discontinued operations:
Income from operations of properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					109,292
Less: Net loss attributable to noncontrolling interests in subsidiaries					17
Net income attributable to the controlling interests					$109,309
Capital expenditures	$30,974	$4,157	$6,814	$44	$41,989

NOTE 11: SUBSEQUENT EVENT

On October 21, 2015, we closed on the sale of Munson Hill Towers, a 279-unit multifamily property, for a contract sale price of $57.1 million, and expect to record a gain on sale of real estate of approximately $51 million.

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

We refer to the three months ended September 30, 2015 and September 30, 2014 as the “2015 Quarter” and the “2014 Quarter,” respectively, and the nine months ended September 30, 2015 and September 30, 2014 as the “2015 Period” and the “2014 Period,” respectively.

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

Overview

Business

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2015, we owned a diversified portfolio of 56 properties, totaling approximately 7.4 million square feet of commercial space and 3,537 multifamily units, and land held for development. These 56 properties consisted of 25 office properties, 17 retail centers and 14 multifamily properties.

Operating Results

Real estate rental revenue, NOI, net income attributable to the controlling interests and NAREIT FFO for the three months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real estate rental revenue	$78,243	$73,413	$4,830	6.6%
NOI (1)	$50,134	$47,499	$2,635	5.5%
Net income attributable to the controlling interests	$647	$3,668	$(3,021)	(82.4)%
NAREIT FFO (2)	$29,929	$28,012	$1,917	6.8%

(1) See page 28 of the MD&A for a reconciliation of NOI to net income.
(2) See page 38 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in real estate rental revenue is primarily due to acquisitions ($4.3 million), the partial lease-up of The Maxwell ($0.6 million) and higher rental rates ($0.5 million) and lease termination fees ($0.4 million) at same-store properties, partially offset by the sale of Country Club Towers ($1.0 million) during the first quarter of 2015.

The increase in NOI is primarily due to acquisitions ($2.8 million) and the partial lease-up of The Maxwell ($0.3 million), partially offset by the sale of Country Club Towers ($0.5 million). Same-store occupancy decreased to 92.4% from 92.6% one year ago, with decreases in the multifamily and retail segments partially offset by higher occupancy in the office segment.

The lower net income attributable to the controlling interests is primarily due to amortization of intangible lease assets ($2.7 million) associated with a recently acquired multifamily property. The higher NAREIT FFO is primarily attributable to the higher NOI ($2.6 million), partially offset by higher acquisition costs ($0.9 million).

Investment Activity

During the 2015 Quarter, we closed on the purchase of The Wellington, a multifamily property with three buildings totaling 711 units in Arlington, Virginia, and an adjacent undeveloped land parcel, for $167.0 million. We funded the purchase price with borrowings on the New Credit Facility. We also sold our 95% interest in the 1225 First Street joint venture for a contract sale price of $14.5 million.

Capital Requirements

On September 15, 2015, we entered into a $150.0 million unsecured term loan by executing a portion of the accordion feature under the New Credit Facility. The term loan has a 5.5 year maturity and an interest rate of LIBOR plus 110 basis points, based on our current unsecured debt ratings. We have entered into interest rate swap arrangements to swap the floating interest rate under the term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. Proceeds from the term loan were used to repay amounts outstanding on the unsecured credit facility. There is no premium or penalty associated with full or partial prepayment of the term loan.

As of October 29, 2015, the unused and available capacity under the unsecured line of credit for the New Credit Facility was $384.5 million.

Significant Transactions

Our significant transactions during the 2015 and 2014 Periods are summarized as follows:

2015 Period

•	The disposition of our 95% interest in the 1225 First Street joint venture for a contract sale price of $14.5 million.

•	The execution of $150.0 million unsecured term loan maturing in March 2021. The unsecured term loan has the terms set forth above under "Capital Requirements".

•
The acquisition of The Wellington, a multifamily property with three buildings totaling 711 units in Arlington, Virginia, and an adjacent undeveloped land parcel, for a contract purchase price of $167.0 million. We incurred $1.9 million of acquisition costs related to this transaction.

•
The execution of the New Credit Facility, a $600.0 million unsecured credit facility maturing in June 2019 that replaces Prior Credit Facility No. 1 and Prior Credit Facility No. 2, which had a combined borrowing capacity of $500.0 million.

•	The disposition of Country Club Towers, a 277-unit multifamily building in Arlington, Virginia, for a contract sales price of $37.8 million, resulting in a gain on sale of $30.3 million.

•	The execution of new and renewal leases for 1.0 million square feet of commercial space with an average rental rate increase of 8.8% over expiring leases.

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

•	The execution of new and renewal leases for 0.6 million square feet of commercial space with an average rental rate increase of 12.4% over expiring leases.

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

Consolidated Results of Operations

Real Estate Rental Revenue

Real estate rental revenue for properties classified as continuing operations for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Minimum base rent	$66,317	$62,595	$3,722	5.9%	$191,587	$181,588	$9,999	5.5%
Recoveries from tenants	8,179	7,861	318	4.0%	25,563	23,496	2,067	8.8%
Provisions for doubtful accounts	(419)	(459)	40	8.7%	(1,310)	(1,594)	284	17.8%
Lease termination fees	404	24	380	1,583.3%	746	822	(76)	(9.2)%
Parking and other tenant charges	3,762	3,392	370	10.9%	10,739	9,966	773	7.8%
	$78,243	$73,413	$4,830	6.6%	$227,325	$214,278	$13,047	6.1%

Minimum Base Rent: Minimum base rent increased by $3.7 million in the 2015 Quarter primarily due to acquisitions ($3.8 million) and placing development/re-development properties into service ($0.9 million), partially offset by the sale of Country Club Towers ($0.9 million) during the first quarter of 2015.

Minimum base rent increased by $10.0 million in the 2015 Period primarily due to acquisitions ($9.3 million) and higher occupancy ($2.3 million) at same-store properties, partially offset by the sale of Country Club Towers ($1.8 million) during the first quarter of 2015.

Recoveries from Tenants: Recoveries from tenants increased by $0.3 million in the 2015 Quarter primarily due to acquisitions.

Recoveries from tenants increased by $2.1 million in the 2015 Period primarily due to acquisitions ($1.9 million) and higher recoveries ($0.3 million) from same-store properties.

Provisions for Doubtful Accounts: Provisions for doubtful accounts decreased slightly in the 2015 Quarter primarily due to lower net provisions in the office segment.

Provisions for doubtful accounts decreased by $0.3 million in the 2015 Period primarily due to lower net provisions in the retail segment due to fewer tenants requiring reserves.

Lease Termination Fees: Lease termination fees increased by $0.4 million in 2015 Quarter primarily due to higher lease termination fees in the office ($0.3 million) and multifamily ($0.1 million) segments.

Lease termination fees decreased by $0.1 million in 2015 Period primarily due to lower lease termination fees in the office segment ($0.2 million), partially offset by higher lease termination fees in the multifamily segment ($0.1 million).

Parking and Other Tenant Charges: Parking and other tenant charges increased by $0.4 million in the 2015 Quarter primarily due to higher parking income at same-store properties ($0.2 million) and acquisitions ($0.1 million).

Parking and other tenant charges increased by $0.8 million in the 2015 Period primarily due to acquisitions ($0.5 million) and higher parking income ($0.3 million) at same-store properties.

Occupancy by segment for properties classified as continuing operations as of September 30, 2015 and 2014 was as follows:

	As of September 30,
	2015	2014	Change
Office	87.8%	87.1%	0.7%
Retail	94.4%	94.4%	—%
Multifamily	92.3%	94.3%	(2.0)%
Total	90.7%	90.7%	—%

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period.
A detailed discussion of occupancy by segment can be found in the Net Operating Income section.

Real Estate Expenses

Real estate expenses for the three and nine months ended September 30, 2015 and 2014 for properties classified as continuing operations were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Property operating expenses	$19,096	$17,516	$1,580	9.0%	$56,898	$53,519	$3,379	6.3%
Real estate taxes	9,013	8,398	615	7.3%	27,648	24,265	3,383	13.9%
	$28,109	$25,914	$2,195	8.5%	$84,546	$77,784	$6,762	8.7%

Real estate expenses as a percentage of revenue were 35.9% and 35.3% for the 2015 and 2014 Quarters, respectively, and 37.2% and 36.3% for the 2015 and 2014 Periods, respectively.

Property Operating Expenses: Property operating expenses include utilities, repairs and maintenance, property administration and management, operating services, common area maintenance, property insurance, bad debt and other operating expenses.

Property operating expenses increased by $1.6 million in the 2015 Quarter primarily due to acquisitions ($1.0 million), higher administrative ($0.3 million) and utilities ($0.3 million) expenses at same-store properties and placing The Maxwell into service ($0.2 million), partially offset by the sale of Country Club Towers ($0.3 million).

Property operating expenses increased by $3.4 million in the 2015 Period primarily due to acquisitions ($2.4 million), higher administrative ($0.5 million) and bad debt ($0.4 million) expenses at same-store properties and placing The Maxwell into service ($0.7 million), partially offset by the sale of Country Club Towers ($0.7 million).

Real Estate Taxes: Real estate taxes increased by $0.6 million in the 2015 Quarter primarily due to acquisitions.

Real estate taxes increased by $3.4 million in the 2015 Period primarily due to acquisitions ($2.1 million) and higher assessments ($1.3 million) at same-store properties.

Other Operating Expenses

Other operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Depreciation and amortization	$29,349	$24,354	$4,995	20.5%	$80,127	$71,508	$8,619	12.1%
Interest expense	14,486	15,087	(601)	(4.0)%	44,534	44,602	(68)	(0.2)%
Acquisition costs	929	69	860	1,246.4%	1,937	5,047	(3,110)	(61.6)%
Real estate impairment	—	—	—	N/A	5,909	—	5,909	N/A
General and administrative	4,953	4,523	430	9.5%	15,339	13,780	1,559	11.3%
	$49,717	$44,033	$5,684	12.9%	$147,846	$134,937	$12,909	9.6%

Depreciation and Amortization: Depreciation and amortization increased by $5.0 million in the 2015 Quarter primarily due to acquisitions ($4.1 million) and placing The Maxwell ($0.6 million) and a portion of the Silverline Center redevelopment ($0.4 million) into service.

Depreciation and amortization increased by $8.6 million in the 2015 Period primarily due to acquisitions ($6.0 million) and placing The Maxwell ($1.8 million) and a portion of the Silverline Center redevelopment ($1.0 million) into service.
Interest Expense: Interest expense by debt type for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Notes payable	$7,303	$9,295	$(1,992)	(21.4)%	$24,513	$28,119	$(3,606)	(12.8)%
Mortgages	5,694	5,763	(69)	(1.2)%	16,975	16,130	845	5.2%
Lines of credit	1,585	620	965	155.6%	3,601	1,797	1,804	100.4%
Capitalized interest	(96)	(591)	495	(83.8)%	(555)	(1,445)	890	(61.6)%
Total	$14,486	$15,087	$(601)	(4.0)%	$44,534	$44,601	$(67)	(0.2)%

Interest expense from notes payable decreased in the 2015 Quarter and Period primarily due to the repayment of $150.0 million of 5.35% unsecured notes in May 2015. Interest expense from mortgage notes increased in the 2015 Period primarily due to the assumption of mortgages with the acquisitions of Yale West and The Army Navy Club Building during the 2014 Period. Interest expense from our unsecured lines of credit increased in the 2015 Quarter and Period due to higher borrowing activity during the 2015 Quarter and Period. Capitalized interest decreased in the 2015 Quarter and Period because we placed The Maxwell and a portion of the Silverline Center redevelopment into service.

Acquisition Costs: Acquisition costs increased by $0.9 million in the 2015 Quarter primarily due to closing on the acquisition of The Wellington.

Acquisition costs decreased by $3.1 million in the 2015 Period primarily due to closing on the acquisitions of Yale West, The Army Navy Club Building and 1775 Eye Street during the 2014 Period, partially offset by costs associated with the acquisition of The Wellington during the 2015 Period.

Real Estate Impairment: In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. During the second quarter of 2015, we determined that we would not develop 1225 First Street and began negotiations to sell our 95% interest in the joint venture that owns the property, and recognized a $5.9 million impairment charge in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the $14.5 million sale price in the purchase and sale agreement to sell our 95% interest in the joint venture that we executed during the 2015 Period.

General and Administrative Expenses: General and administrative expenses increased by $0.4 million in the 2015 Quarter primarily due to higher professional fees.

General and administrative expenses increased by $1.6 million in the 2015 Period primarily due to higher professional fees ($1.7 million) and trustee compensation expense ($0.5 million), partially offset by lower severance expense ($0.7 million).
Discontinued Operations
Operating results of the properties classified as discontinued operations for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Revenues	$—	$892	$(892)	(100.0)%
Property expenses	—	(346)	346	(100.0)%
Total	$—	$546	$(546)	(100.0)%

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

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$70,901	$70,344	$557	0.8%
Non-same-store(1)	7,342	3,069	4,273	139.2%
Total real estate rental revenue	$78,243	$73,413	$4,830	6.6%
Real Estate Expenses
Same-store	$25,107	$24,106	$1,001	4.2%
Non-same-store(1)	3,002	1,808	1,194	66.0%
Total real estate expenses	$28,109	$25,914	$2,195	8.5%
NOI
Same-store	$45,794	$46,238	$(444)	(1.0)%
Non-same-store(1)	4,340	1,261	3,079	244.2%
Total NOI	$50,134	$47,499	$2,635	5.5%
Reconciliation to Net Income
NOI	$50,134	$47,499
Depreciation and amortization	(29,349)	(24,354)
General and administrative expenses	(4,953)	(4,523)
Interest expense	(14,486)	(15,087)
Other income	163	192
Acquisition costs	(929)	(69)
Net income	580	3,658
Less: Net loss attributable to noncontrolling interests	67	10
Net income attributable to the controlling interests	$647	$3,668

(1)Non-same-store properties classified as continuing operations include:
2015 Multifamily acquisition – The Wellington
2015 Multifamily disposition – Country Club Towers
2014 Multifamily development – The Maxwell
2014 Retail acquisition – Spring Valley Retail Center
2013 Office redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $0.6 million in the 2015 Quarter primarily due to higher rental rates ($0.5 million) and lease termination fees ($0.4 million), partially offset by higher rent abatements ($0.4 million).

Real estate expenses from same-store properties increased by $1.0 million in the 2015 Quarter primarily due to higher real estate taxes ($0.3 million), utilities ($0.3 million) and administrative ($0.3 million) expenses.

	As of September 30,
Occupancy	2015	2014
Same-store	92.4%	92.6%
Non-same-store	81.1%	66.3%
Total	90.7%	90.7%

Same-store occupancy decreased to 92.4%, primarily due to decreases in the multifamily segment. During the 2015 Quarter, 70.3% of the commercial square footage expiring was renewed as compared to 57.3% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.4 million commercial square feet at an average rental rate of $31.24 per square foot, an increase of 5.3%, with average tenant improvements and leasing commissions and incentives (including free rent) of $42.87 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$41,221	$40,566	$655	1.6%
Non-same-store(1)	2,395	2,062	333	16.1%
Total real estate rental revenue	$43,616	$42,628	$988	2.3%
Real Estate Expenses
Same-store	$15,533	$14,835	$698	4.7%
Non-same-store(1)	1,079	1,231	(152)	(12.3)%
Total real estate expenses	$16,612	$16,066	$546	3.4%
NOI
Same-store	$25,688	$25,731	$(43)	(0.2)%
Non-same-store(1)	1,316	831	485	58.4%
Total NOI	$27,004	$26,562	$442	1.7%

(1)Non-same-store properties include:
2013 redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $0.7 million in the 2015 Quarter primarily due to higher lease termination fees ($0.3 million), rental rates ($0.3 million), parking income ($0.2 million), operating expense reimbursements ($0.1 million) and occupancy ($0.1 million), partially offset by higher rent abatements ($0.5 million).

Real estate expenses from same-store properties increased by $0.7 million in the 2015 Quarter primarily due to higher real estate taxes ($0.3 million), utilities ($0.2 million) and repairs and maintenance ($0.2 million) expenses.

	As of September 30,
Occupancy	2015	2014
Same-store	90.8%	90.7%
Non-same-store	63.0%	57.3%
Total	87.8%	87.1%

Same-store occupancy increased slightly to 90.8% primarily due to higher occupancy at 1775 Eye Street, partially offset by lower occupancy at Quantico Corporate Center and 1776 G Street. During the 2015 Quarter, 70.0% of the square footage that expired was renewed compared to 57.4% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.3 million square feet of office space at an average rental rate of $33.04 per square foot, an increase of 0.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $37.40 per square foot.

Retail Segment:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,783	$14,825	$(42)	(0.3)%
Non-same-store(1)	901	—	901	N/A
Total real estate rental revenue	$15,684	$14,825	$859	5.8%
Real Estate Expenses
Same-store	$3,447	$3,204	$243	7.6%
Non-same-store(1)	202	—	202	N/A
Total real estate expenses	$3,649	$3,204	$445	13.9%
NOI
Same-store	$11,336	$11,621	$(285)	(2.5)%
Non-same-store(1)	699	—	699	N/A
Total NOI	$12,035	$11,621	$414	3.6%

(1)Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center

Real estate rental revenue from same-store properties decreased slightly in the 2015 Quarter as lower occupancy ($0.4 million) was partially offset by higher rental rates ($0.4 million).

Real estate expenses from same-store properties increased by $0.2 million in the 2015 Quarter primarily due to higher legal fees ($0.1 million) and real estate taxes ($0.1 million).

	As of September 30,
Occupancy	2015	2014
Same-store	94.3%	94.4%
Non-same-store	96.6%	N/A
Total	94.4%	94.4%

Same-store occupancy decreased to 94.3% primarily due to lower occupancy at Bradlee Shopping Center and Montgomery Village Center, partially offset by higher occupancy at Concord Centre. During the 2015 Quarter, 70.9% of the square footage expiring was renewed compared to 56.7% in the 2014 Quarter. During the 2015 Quarter, we executed new and renewal leases for 0.1 million square feet of retail space at an average rental rate of $27.20, an increase of 19.9%, with average tenant improvements and leasing commissions and incentives (including free rent) of $55.11 per square foot.

Multifamily Segment:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$14,897	$14,953	$(56)	(0.4)%
Non-same-store(1)	4,046	1,007	3,039	301.8%
Total real estate rental revenue	$18,943	$15,960	$2,983	18.7%
Real Estate Expenses
Same-store	$6,127	$6,067	$60	1.0%
Non-same-store(1)	1,721	577	1,144	198.3%
Total real estate expenses	$7,848	$6,644	$1,204	18.1%
NOI
Same-store	$8,770	$8,886	$(116)	(1.3)%
Non-same-store(1)	2,325	430	1,895	440.7%
Total NOI	$11,095	$9,316	$1,779	19.1%

(1)Non-same-store properties include:
2015 Multifamily acquisition – The Wellington
2015 Multifamily disposition – Country Club Towers
2014 Multifamily development – The Maxwell

Real estate rental revenue from same-store properties decreased by $0.1 million in the 2015 Quarter primarily due to lower rental rates ($0.3 million), partially offset by higher occupancy ($0.2 million).

Real estate expenses from same-store properties increased by $0.1 million in the 2015 Quarter primarily due to higher administrative expenses ($0.3 million), partially offset by lower repairs and maintenance expenses ($0.2 million).

	As of September 30,
Occupancy	2015	2014
Same-store	93.4%	94.2%
Non-same-store	89.8%	96.0%
Total	92.3%	94.3%

Same-store occupancy decreased to 93.4% primarily due to lower occupancy at Bethesda Hill Apartments. The decrease in non-same-store occupancy is primarily due to The Maxwell, which was in lease-up and had occupancy of 69.5% as of the end of the 2015 Quarter.

2015 Period Compared to 2014 Period

The following tables of selected operating data reconcile NOI to net income and provide the basis for our discussion of NOI in the 2015 Period compared to the 2014 Period (in thousands).

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$196,851	$193,661	$3,190	1.6%
Non-same-store(1)	30,474	20,617	9,857	47.8%
Total real estate rental revenue	$227,325	$214,278	$13,047	6.1%
Real Estate Expenses
Same-store	$70,326	$68,031	$2,295	3.4%
Non-same-store(1)	14,220	9,753	4,467	45.8%
Total real estate expenses	$84,546	$77,784	$6,762	8.7%
NOI
Same-store	$126,525	$125,630	$895	0.7%
Non-same-store(1)	16,254	10,864	5,390	49.6%
Total NOI	$142,779	$136,494	$6,285	4.6%
Reconciliation to Net Income
NOI	$142,779	$136,494
Depreciation and amortization	(80,127)	(71,508)
Gain on sale of real estate	31,731	570
General and administrative expenses	(15,339)	(13,780)
Interest expense	(44,534)	(44,602)
Other income	547	634
Acquisition costs	(1,937)	(5,047)
Loss on extinguishment of debt	(119)	—
Real estate impairment	(5,909)	—
Discontinued operations:
Income from operations of properties sold or held for sale (2)	—	546
Gain on sale of real estate	—	105,985
Net income	27,092	109,292
Less: Net loss attributable to noncontrolling interests	515	17
Net income attributable to the controlling interests	$27,607	$109,309

(1)Non-same-store properties classified as continuing operations include:
2015 Multifamily acquisition – The Wellington
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

(2)    Sold properties classified as discontinued operations include:
2014 Medical Office dispositions – Woodburn Medical Park I and II and Prosperity Medical Center I, II and III

Real estate rental revenue from same-store properties increased by $3.2 million in the 2015 Period primarily due to higher occupancy ($2.3 million), higher rental rates ($1.5 million), lower reserves for uncollectible revenue ($0.3 million) and higher parking income ($0.3 million), partially offset by higher rent abatements ($1.2 million).

Real estate expenses from same-store properties increased by $2.3 million in the 2015 Period primarily due to higher real estate taxes ($1.3 million), administrative ($0.5 million) and bad debt ($0.4 million) expenses.

During the 2015 Period, 67.0% of the commercial square footage expiring was renewed as compared to 62.7% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 1.0 million commercial square feet at an average rental rate of $30.80 per square foot, an increase of 8.8%, with average tenant improvements and leasing commissions and incentives (including free rent) of $32.58 per square foot.

An analysis of NOI by segment follows.

Office Segment:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$111,301	$109,492	$1,809	1.7%
Non-same-store(1)	17,954	14,076	3,878	27.6%
Total real estate rental revenue	$129,255	$123,568	$5,687	4.6%
Real Estate Expenses
Same-store	$41,774	$40,778	$996	2.4%
Non-same-store(1)	8,823	6,801	2,022	29.7%
Total real estate expenses	$50,597	$47,579	$3,018	6.3%
NOI
Same-store	$69,527	$68,714	$813	1.2%
Non-same-store(1)	9,131	7,275	1,856	25.5%
Total NOI	$78,658	$75,989	$2,669	3.5%

(1)Non-same-store properties include:
2014 acquisitions – The Army Navy Club Building and 1775 Eye Street, NW
2013 redevelopment – Silverline Center

Real estate rental revenue from same-store properties increased by $1.8 million in the 2015 Period primarily due to higher occupancy ($1.8 million), rental rates ($1.1 million) and reimbursements for real estate taxes ($0.5 million), partially offset by higher rent abatements ($1.4 million).

Real estate expenses from same-store properties increased by $1.0 million in the 2015 Period primarily due to higher real estate taxes ($1.1 million), repairs and maintenance expenses ($0.2 million) and operating services and supplies ($0.2 million), partially offset by lower utilities expense ($0.6 million).

During the 2015 Period, 62.9% of the square footage that expired was renewed compared to 60.6% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 0.6 million square feet of office space at an average rental rate of $35.11 per square foot, an increase of 5.1%, with average tenant improvements and leasing commissions and incentives (including free rent) of $36.55 per square foot.

Retail Segment:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$45,022	$44,163	$859	1.9%
Non-same-store(1)	2,732	46	2,686	5,839.1%
Total real estate rental revenue	$47,754	$44,209	$3,545	8.0%
Real Estate Expenses
Same-store	$11,496	$10,652	$844	7.9%
Non-same-store(1)	642	20	622	3,110.0%
Total real estate expenses	$12,138	$10,672	$1,466	13.7%
NOI
Same-store	$33,526	$33,511	$15	—%
Non-same-store(1)	2,090	26	2,064	7,938.5%
Total NOI	$35,616	$33,537	$2,079	6.2%

(1)Non-same-store properties include:
2014 acquisition – Spring Valley Retail Center
2014 disposition – 5740 Columbia Road (parcel at Gateway Overlook)

Real estate rental revenue from same-store properties increased by $0.9 million in the 2015 Period primarily due to higher rental rates ($1.1 million) and lower reserves for uncollectible revenue ($0.3 million), partially offset by lower occupancy ($0.5 million).

Real estate expenses from same-store properties increased by $0.8 million in the 2015 Period primarily due to higher bad debt expense ($0.8 million).

During the 2015 Period, 70.8% of the square footage expiring was renewed compared to 80.0% in the 2014 Period. During the 2015 Period, we executed new and renewal leases for 0.4 million square feet of retail space at an average rental rate of $23.87, an increase of 18.6%, with average tenant improvements and leasing commissions and incentives (including free rent) of $26.21 per square foot.

Multifamily Segment:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Real Estate Rental Revenue
Same-store	$40,528	$40,006	$522	1.3%
Non-same-store(1)	9,788	6,495	3,293	50.7%
Total real estate rental revenue	$50,316	$46,501	$3,815	8.2%
Real Estate Expenses
Same-store	$17,056	$16,601	$455	2.7%
Non-same-store(1)	4,755	2,932	1,823	62.2%
Total real estate expenses	$21,811	$19,533	$2,278	11.7%
NOI
Same-store	$23,472	$23,405	$67	0.3%
Non-same-store(1)	5,033	3,563	1,470	41.3%
Total NOI	$28,505	$26,968	$1,537	5.7%

(1)Non-same-store properties include:
2015 Multifamily acquisition – The Wellington
2015 Multifamily disposition – Country Club Towers
2014 Multifamily acquisition – Yale West
2014 Multifamily development – The Maxwell

Real estate rental revenue from same-store properties increased by $0.5 million in the 2015 Period primarily due to higher occupancy ($0.9 million) and lower rent abatements ($0.2 million), partially offset by lower rental rates ($0.8 million).

Real estate expenses from same-store properties increased by $0.5 million in the 2015 Period primarily due to higher administrative expenses.

Liquidity and Capital Resources

Capital Requirements

As of the end of the third quarter of 2015, we expect that we will have significant capital requirements for 2015, including the following items:

•	Funding dividends and distributions to our shareholders;

•	Approximately $50 - $55 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $15 million to invest in our existing development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2015, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Mortgage notes payable	$419,293	$418,525
Lines of credit	195,000	50,000
Notes payable	747,540	747,208
	$1,361,833	$1,215,733

Mortgage Notes Payable

At September 30, 2015, our $419.3 million in mortgage notes payable, which include $4.1 million in net unamortized discounts due to fair value adjustments, bore an effective weighted average fair value interest rate of 5.2% and had an estimated weighted average maturity of 2.2 years. We may either assume mortgage debt from time-to-time in conjunction with property acquisitions or initiate mortgage debt on existing properties.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2015, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

On June 23, 2015, we terminated Prior Credit Facility No. 1 and Prior Credit Facility No. 2 and executed the New Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allow us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the New Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the New Credit Facility was not changed as a result of the incurrence of the term loan. The New Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% (depending on Washington REIT’s credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2015, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%. We had $195.0 million in borrowings outstanding as of September 30, 2015.

On September 15, 2015, we entered into a $150.0 million unsecured term loan by executing a portion of the accordion feature under the New Credit Facility. The term loan has a 5.5 year maturity and an interest rate of LIBOR plus 110 basis points, based on our current unsecured debt ratings. We have entered into interest rate swap arrangements to swap the floating interest rate under the term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. There is no premium or penalty associated with full or partial prepayment of the term loan.

The New Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the New Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the New Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2015, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2015, we were in compliance with our unsecured notes covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 68.2 million shares were outstanding at September 30, 2015.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We may use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We have not issued any shares under the Equity Distribution Agreements.

The Equity Distribution Agreements replaced Washington REIT’s prior sales agency financing agreement ("Prior ATM") with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. As of the date of its expiration, Washington REIT had issued 1.3 million common shares under this program at a weighted average share price of $27.93 for gross proceeds of $36.5 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2015 Period.

Preferred Equity

Washington REIT's Board of Trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2015, no preferred shares had been issued.

Dividends

We currently pay dividends quarterly at a rate of $0.30 per share. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to shareholders. When setting the dividend level, our Board of Trustees looks in particular at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and tenant incentives, and adjustments to straight-line rents to reflect cash rents received.

Our dividend and distribution payments for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Common dividends	$20,491	$20,019	$472	2.4%	$61,510	$60,153	$1,357	2.3%
Distributions to noncontrolling interests	—	—	—	N/A	—	3,454	(3,454)	(100.0)%
	$20,491	$20,019	$472	2.4%	$61,510	$63,607	$(2,097)	(3.3)%

The increase in dividends paid is primarily due to shares issued under the Prior ATM during the fourth quarter of 2014 and the first quarter of 2015. The decrease in distributions to noncontrolling interests is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).

On October 22, 2015, we announced that the Board of Trustees declared a quarterly dividend of $0.30 per share to be paid on January 5, 2016 to shareholders of record on December 22, 2015.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net cash provided by operating activities	$76,212	$62,877	$13,335	21.2%
Net cash used in investing activities	(155,350)	(36,664)	(118,686)	(323.7)%
Net cash provided by (used in) financing activities	84,323	(147,985)	232,308	157.0%

Cash provided by operating activities increased primarily due to income from properties acquired in 2014 and 2015.

Cash used in investing activities increased primarily due to fewer property dispositions.

Cash provided by financing activities increased primarily due to proceeds from the term loan and higher net borrowings on our unsecured line of credit.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$580	$3,658	$27,092	$109,292
Adjustments:
Depreciation and amortization	29,349	24,354	80,127	71,508
Net gain on sale of depreciable real estate	—	—	(30,277)	(106,555)
Income from operations of properties sold or held for sale	—	—	—	(546)
Funds from continuing operations	29,929	28,012	76,942	73,699
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	—	546
Funds from discontinued operations	—	—	—	546
NAREIT FFO	$29,929	$28,012	$76,942	$74,245

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

On September 15, 2015, we entered into interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021 (see notes 5 and 6 to the consolidated financial statements). We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2015 and December 31, 2014 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2015	December 31, 2014
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$(1,126)	$—
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	(1,162)	—
$150,000					$(2,288)	$—

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in Washington REIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Washington REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2015	—	N/A	N/A	N/A
August 1 - August 31, 2015	108	$25.18	N/A	N/A
September 1 - September 30, 2015	4,394	24.40	N/A	N/A
Total	4,502	24.41	N/A	N/A

(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.60*	Amendment to Long Term Incentive Plan					X
10.61*	Amended and restated Trustee Deferred Compensation Plan					X
10.62	First Amendment to Credit Agreement, dated as of September 15, 2015, by and among the Company, as borrower, the financial institutions party thereto as lenders, and Wells Fargo, National Association.	8-K	001-06622	10.1	9/16/2015
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

DATE: November 4, 2015