Form 10-K
period 2015-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2016-02-26
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NO. 001-06622
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2015, the aggregate market value of such shares held by non-affiliates of the registrant was $1,758,593,812 (based on the closing price of the stock on June 30, 2015).
As of February 22, 2016, 68,191,846 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2015 FORM 10-K ANNUAL REPORT

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

Our current strategy is to recycle legacy assets that lack the income growth potential we seek and to invest in high-quality assets with compelling value-add returns through redevelopment opportunities in our existing portfolio and acquisitions that meet our investment criteria. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.

While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we also may consider opportunities to replicate our Washington-focused approach in other geographic markets which meet the criteria described above.

All of our officers and employees live and work in or near the greater Washington metro region.

Our Regional Economy and Real Estate Markets

The Washington metro region experienced strong job growth during 2015 with 68,500 net job additions, according to the Bureau of Labor Statistics. Of this job growth, 38% was related to professional and business services compared to 15% in 2014. The private sector has been the primary source of the job growth, while employment related to the federal government has stabilized after several years of decline. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the region's unemployment rate was 4.3% as of October 2015, down from 4.7% in the prior year and lower than the national average of 5.0%. Delta expects the Washington metro region's strong job growth to continue in 2016, with expansion driven by the private sector.

The Washington metro region's strong job growth generally resulted in modest improvements in the real estate market performance for each of our segments. Market statistics and information for the Washington metro region from Delta are set forth below:

Office

	2015	2014
Increase in average effective rents	2.3%	1.3%
Direct vacancy rate at year end	11.2%	11.1%
Net absorption (in millions of square feet) (1)	0.5	0.4
Office space under construction at year end (in millions of square feet)	4.0	4.1
(1) Net absorption is defined as the change in occupied, standing inventory from one year to the next.

The small increase in direct vacancy rates is primarily due to new deliveries of office buildings and the direct vacancy rate in our region is well below the national average of 16.5%. Delta projects gradual improvement in office vacancy and effective rents during 2016 due to stronger demand for office space.

Multifamily

	2015	2014
Increase in net effective rents (Class A and B)	0.5%	1.2%
Increase in net effective rents (Class A)	0.5%	1.0%
Stabilized vacancy rate (Class A and B)	3.9%	4.6%
Stabilized vacancy rate (Class A)	4.6%	5.6%
New Class A and B apartment deliveries (# of units)	12,310	14,286
Source: Delta

The multifamily real estate market remained steady during 2015 despite the large influx of new supply. Class A and B apartment deliveries are projected by Delta to increase to approximately 14,000 units in 2016. Delta expects strong demand to lead to higher rental rates in 2016 despite the new deliveries.

Retail

	2015	2014
Increase in rental rates at grocery-anchored centers	2.9%	2.3%
Vacancy at grocery-anchored centers at year end	4.4%	5.5%
Source: Delta

The retail real estate market in the Washington metro region continues to show steady, but modest, improvement. Delta projects continued improvement in 2016 due to low unemployment.

Our Portfolio

As of December 31, 2015, we owned a diversified portfolio of 54 properties, totaling approximately 7.2 million square feet of commercial space and 3,258 residential units, and land held for development. These 54 properties consist of 25 office properties,13 multifamily properties and 16 retail centers. The percentage of total real estate rental revenue by segment for the three years ended December 31, 2015, 2014 and 2013, and the percent leased as of December 31, 2015, were as follows:

Percent Leased December 31, 2015(2)		% of Total Real Estate Rental Revenue(1)
		2015	2014	2013
92%	Office	57%	57%	58%
96%	Multifamily	22%	22%	21%
95%	Retail	21%	21%	21%
		100%	100%	100%

(1)	Data excludes discontinued operations.

(2)	Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased.

On a combined basis, our commercial portfolio (i.e., our office and retail properties) was 93% leased at December 31, 2015, 91% leased at December 31, 2014 and 92% leased at December 31, 2013.

Total real estate rental revenue from continuing operations for the each of the three years ended December 31, 2015 was $306.4 million, $288.6 million and $263.0 million, respectively. During the three years ended December 31, 2015, we acquired two office properties, three multifamily properties (including a parcel for development) and one retail property, and substantially completed major construction activities at one multifamily development project and one office redevelopment project. During that same period, we sold our entire medical office segment, three office properties, two multifamily properties, one retail property, interests in land held for development and a parcel of land at a retail property.

The commercial lease expirations for the next ten years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
Office:
2016	102	429,087	$17,128	9%
2017	88	566,574	21,901	12%
2018	92	461,318	17,293	10%
2019	89	703,590	27,954	15%
2020	83	558,369	23,937	13%
2021	58	479,586	18,722	10%
2022	33	317,616	14,588	8%
2023	30	165,175	6,861	4%
2024	31	221,857	9,206	5%
2025	22	134,265	6,710	4%
Thereafter	29	486,457	18,710	10%
Total	657	4,523,894	$183,010	100%

Retail:
2016	21	96,231	$2,916	6%
2017	43	255,342	6,886	13%
2018	37	334,958	4,876	9%
2019	32	158,213	4,466	8%
2020	37	407,969	7,363	14%
2021	19	212,394	3,846	7%
2022	21	139,650	3,530	7%
2023	17	122,465	4,067	8%
2024	24	164,413	4,643	9%
2025	17	101,659	2,997	6%
Thereafter	16	174,145	6,712	13%
Total	284	2,167,439	$52,302	100%

According to Delta, the professional/business services and government sectors constituted over one third of payroll jobs in the Washington metro area at the end of 2015. Due to our geographic concentration in the Washington metro area, a significant amount of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors. In particular, a significant reduction in federal government spending could seriously impact these sectors.

No single tenant accounted for more than 5% of real estate rental revenue in 2015, 2014 or 2013. All federal government tenants in the aggregate accounted for less than 1% of our 2015 real estate rental revenue. Federal government tenants include the Department of Defense, Social Security Administration, Federal Bureau of Investigation and Office of Personnel Management.

Our ten largest tenants, in terms of real estate rental revenue for 2015, are as follows:

1.	World Bank
2.	Advisory Board Company
3.	Booz Allen Hamilton, Inc.
4.	Squire Patton Boggs (USA) LLP
5.	Engility Corporation
6.	Hughes Hubbard & Reed LLP
7.	Epstein, Becker & Green, P.C.
8.	Morgan Stanley, Smith Barney
9.	General Services Administration
10.	SunTrust Bank

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

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2015 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties, Note 13, Segment Information and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 22, 2016, we had 174 employees including 99 persons engaged in property management functions and 75 persons engaged in corporate, financial, leasing, asset management and other functions.

REIT Tax Status

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal, state and local income tax on their taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).

Tax Treatment of Recent Disposition Activity

We sold our interests in the following properties during the three years ended December 31, 2015:

Property	Type	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
1225 First Street (1)	Multifamily	N/A	N/A	14,500	—
Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
	Total 2015	506	197,000	$137,100	$89,653

Medical Office Portfolio Transactions III & IV (2)	Medical Office	N/A	427,000	$193,561	$105,985
5740 Columbia Road	Retail	N/A	3,000	1,600	570
	Total 2014		430,000	$195,161	$106,555

Atrium Building	Office	N/A	79,000	$15,750	$3,195
Medical Office Portfolio Transactions I & II (2)	Medical Office / Office	N/A	1,093,000	307,189	18,949
	Total 2013		1,172,000	$322,939	$22,144

(1)	95% interest in land held for future development.

(2)
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

All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We reinvested a portion of the Medical Office Portfolio, Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges.

We distributed all of our ordinary taxable income for the three years ended December 31, 2015 to our shareholders.

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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Washington REIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 45.

Risks Related to our Business and Operations

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, which could adversely affect our cash flow and ability to pay distributions to our shareholders.

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

As a REIT operating exclusively in the Washington metro region, a significant portion of our properties is occupied by tenants that are directly or indirectly serving the United States Government as federal contractors or otherwise. A significant reduction in federal government spending, particularly a sudden decrease due to a sequestration process, such as occurred in recent years, could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington metro region are significantly dependent upon the level of federal government spending in the region as a whole. In the event of a significant reduction in federal government spending, there could be negative economic changes in our region which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, if such a reduction in federal government spending were to occur, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

We face risks associated with property development/redevelopment.

We may, from time to time, engage in development and redevelopment activities, some of which may be significant. Developing or redeveloping properties presents a number of risks for us, including risks that:

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

•
the project may not be completed on schedule, or at all, as a result of a variety of factors, many of which are beyond our control, such as weather, labor conditions and material shortages, which would result in increases in construction costs and debt service expenses;

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

We intend to continue to acquire properties which would increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

•	we may have difficulty finding properties that are consistent with our strategies and that meet our standards;

•	we may have difficulty negotiating with new or existing tenants;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

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

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire;

•	the acquired properties may fail to perform as we expected in analyzing our investments;

•	the actual returns realized on acquired properties may not exceed our cost of capital;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	our estimates of capital expenditures required for an acquired property, including the costs of repositioning or redeveloping, may be inaccurate; and

•	we could experience a decline in value of the acquired assets after acquisition.

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

Even though we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so which could negatively impact our profitability.

Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Due to these factors, we may be unable to sell a property at an advantageous time which could negatively impact our profitability.

We face potential difficulties or delays renewing leases or re-leasing space which could impact our financial condition and ability to make distributions.

As of December 31, 2015, the percentage of leased square footage of our commercial properties classified as continuing operations will expire as set forth in the lease expiration tables on page 6.

Multifamily properties are leased under operating leases with terms of generally one year or less. For each the three years ended December 31, 2015, the multifamily tenant retention rate was 62%, 60% and 43%, respectively.

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-lease the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases (refer to the list of our ten largest tenants as of December 31, 2015 on page 7) or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

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

We invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders. In some instances, joint venture partners may have competing interests that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they take action inconsistent with our interests in the joint venture, we may be adversely affected.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2016. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On January 12, 2015, The Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed into law, extending the program through December 31, 2020. We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what amount of coverage will be available on commercially reasonable terms in future policy years.

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

Under federal, state and local environmental laws, ordinances and regulations, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, wastes or petroleum products at our properties, including investigation or cleanup costs, personal or property damage, natural resource damages, or we may be required to pay for such costs and damages incurred by a government entity or third party regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If environmental contamination issues arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders, because (1) as a current or former owner or operator of real property we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; (2) the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; (3) even if more than one person may be responsible for the contamination, each person who shares legal liability under such environmental laws may be held responsible for all of the clean-up costs; and (4) governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facility.

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

Natural disasters and severe weather such as earthquakes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Because our properties are concentrated in one region, a single catastrophe or destructive weather event affecting that region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We are also exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings. In addition, climate change, to the extent it causes changes in weather patterns, could have effects on our business by increasing the cost of property insurance, energy and/or snow removal at our properties. As a result, the consequences of natural disasters, severe weather and climate change could increase our costs and reduce our cash flow.

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

We rely on borrowings under our credit facility and offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. In the recent past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage-backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facility or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

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

On February 22, 2016, our total consolidated debt was approximately $1.3 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $26.14 per share of our common shares on February 22, 2016, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 42% as of February 22, 2016.

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

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow and market price of our common shares could be adversely affected.

Rising interest rates would increase our interest costs which could adversely affect our cash flow and ability to pay distributions.

We incur indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks that other parties to the agreements may not perform or that the agreements may be unenforceable. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

In recent years, the United States and global equity and credit markets have experienced significant price volatility and liquidity disruptions which caused the market prices of shares to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances significantly and negatively impacted liquidity in the financial markets, making terms for certain financings less attractive or unavailable. Any disruption in the equity and credit markets could negatively impact our ability to access additional financing at reasonable terms or at all. If such disruption were to occur, in the event of a debt financing, our cost of borrowing in the future would likely be significantly higher than historical levels. Additionally, in the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our common shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our common shares. Disruption in the financial markets also could negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. In addition, it could also make it more difficult for us to sell properties and could adversely affect the price we receive for properties that we do sell, as prospective buyers experience increased costs of financing and difficulties in obtaining financing. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain certain ratios, including a maximum of total indebtedness to total asset value, a maximum of secured indebtedness to total asset value, a minimum of quarterly adjusted EBITDA to fixed charges, a minimum net operating income from unencumbered properties to unsecured interest expense and a maximum of unsecured indebtedness to unencumbered asset value. Our ability to borrow under our credit facility is subject to compliance with our financial and other covenants.

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under one of our secured debt instruments that could exceed a cross-default threshold under our unsecured credit facility, causing an event of default under the unsecured credit facility. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan.

Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our unsecured credit facility, a default under such secured debt instrument may still cause a cross default under our unsecured credit facility because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured credit facility. Another possible cross default could occur between our unsecured credit facility and our senior unsecured notes. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

Failure to effectively hedge against interest rate changes may adversely affect our financial condition, results of operations, cash flow, per share market price of our common shares and ability to make distributions to our shareholders.

We may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 815, Derivatives and

Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of our company, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding equity shares may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter authorizes our board of trustees to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Our charter provides that no person (other than an excepted holder, as defined in our charter) may actually or constructively own more than 9.8% of the aggregate of our outstanding common shares by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of all classes and series ("equity shares") by value.

Our board of trustees may, in its sole discretion, grant exemptions to the share ownership limits, subject to such conditions and the receipt by our board of trustees of certain representations and undertakings. In addition, our board of trustees has the authority under our charter to reduce these share ownership limits.

In addition to the share ownership limits discussed above, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our equity shares that would result in us being “closely held” under Section 856(h) of the Code (regardless of whether the interest is held during the last half of a taxable year) or that would otherwise cause us to fail to qualify as a REIT, or (b) transferring equity shares if such transfer would result in our equity shares being owned by fewer than 100 persons. The share ownership limits contained in our charter are based on the ownership at any time by any “person,” which term includes entities and certain groups. The share ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the share ownership limits on our shares also might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

Our board of trustees considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received. If some or all of these factors were to trend downward for a sustained period of time, our board of trustees could determine to reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.

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

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	perceived attractiveness of the Washington metro region, particularly if investors have a negative sentiment about the impact of election results on the region's economy;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	investor confidence in the stock and bond markets generally;

•	national economic conditions and general stock and bond market conditions;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in federal tax laws;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

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

We believe that we qualify as a REIT and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code which include:

•	maintaining ownership of specified minimum levels of real estate related assets;

•	generating specified minimum levels of real estate related income;

•	maintaining certain diversity of ownership with respect to our shares; and

•	distributing at least 90% of our "REIT taxable income" (determined before the deduction for dividends paid and excluding net capital gains) on an annual basis.

The distribution requirement noted above could adversely affect our ability to use earnings for improvements or acquisitions because funds distributed to shareholders will not be available for capital improvements to existing properties or for acquiring additional properties.

Only limited judicial and administrative interpretations of the REIT rules exist. In addition, qualification as a REIT involves the determination of various factual matters and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification.

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

•	we would be subject to U.S. federal income tax at regular corporate rates, without any deduction for dividends paid to shareholders in computing our taxable income;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified.

This treatment would reduce net earnings available for investment or distribution to shareholders because of the additional tax liability for the year (or years) involved. To the extent that distributions to shareholders had been made based on the assumption of our qualification as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. As a result of these factors, our failure to qualify as a REIT could have a material adverse impact on our results of operations, financial condition and liquidity. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans (the "75% asset test"). The remainder of our investment in securities (other than government securities, securities treated as real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities treated as real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for tax years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. Effective for taxable years beginning after December 31, 2015, debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, are treated as "real estate assets" for purposes of the 75% test (and, thus, not subject to the 10% and 5% asset tests), but the total value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio (or to contribute to a TRS) otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make, or, in certain cases, maintain ownership of, certain attractive investments.

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

Our ability to own stock and securities of TRSs is limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on the parent REIT with respect to certain transactions involving a TRS that are not conducted on an arm's length basis.

Our TRSs will pay federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs is less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRS). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We scrutinize all of our transactions involving our TRSs to ensure that they are entered into on arm's length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) limitation discussed above or avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a "Borrowings Hedge"), or manage the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. Effective for taxable years beginning after December 31, 2015, this exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new "clearly identified" hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the TRS.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable by corporations to U.S. shareholders that are individuals, trusts and estates is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

The tax imposed on REITs engaging in prohibited transactions may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

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

In order to qualify as a REIT, we generally must distribute to our shareholders, on an annual basis, at least 90% of our "REIT taxable income," determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our charter provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income, will be subject to U.S. federal, state and local income tax at regular corporate rates, and generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our TRSs generally will be subject to U.S. federal, state and local corporate income tax on their net taxable income.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. For example, several REIT rules were recently amended under the Protecting Americans from Tax Hikes Act of 2015, which was enacted on December 18, 2015. Among other provisions, this legislation contained changes, with differing effective dates, to tax law impacting REIT restrictions and requirements, including modifying one of the REIT income tests and the REIT asset tests to permit certain investments in debt securities to be treated as qualified real estate assets, modifying the calculation methodology related to the prohibited transactions safe harbor, modifying the treatment of ancillary personal property leased with real property so as to permit it to be treated as real property for one of the REIT asset tests and, effective for tax years beginning after December 31, 2017, reducing the percentage of gross assets a REIT can hold as securities of a TRS. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2015, which consisted of 54 properties and land held for development.

As of December 31, 2015, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2015
Office Buildings
1901 Pennsylvania Avenue	Washington, D.C.	1977	1960	101,000	86%
51 Monroe Street	Rockville, MD	1979	1975	224,000	95%
515 King Street	Alexandria, VA	1992	1966	75,000	96%
6110 Executive Boulevard	Rockville, MD	1995	1971	203,000	83%
1220 19thStreet	Washington, D.C.	1995	1976	104,000	99%
1600 Wilson Boulevard	Arlington, VA	1997	1973	168,000	90%
Silverline Center	Tysons, VA	1997	1972/1986/1999/ 2015	531,000	92%
600 Jefferson Plaza	Rockville, MD	1999	1985	113,000	93%
Wayne Plaza	Silver Spring, MD	2000	1970	99,000	85%
Courthouse Square	Alexandria, VA	2000	1979	116,000	92%
One Central Plaza	Rockville, MD	2001	1974	267,000	94%
1776 G Street	Washington, D.C.	2003	1979	265,000	94%
West Gude Drive	Rockville, MD	2006	1984/1986/1988	277,000	87%
Monument II	Herndon, VA	2007	2000	208,000	92%
2000 M Street	Washington, D.C.	2007	1971	231,000	96%
2445 M Street	Washington, D.C.	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	134,000	68%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	89%
1140 Connecticut Avenue	Washington, D.C.	2011	1966	183,000	95%
1227 25th Street	Washington, D.C.	2011	1988	135,000	95%
Braddock Metro Center	Alexandria, VA	2011	1985	350,000	98%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100%
Fairgate at Ballston	Arlington, VA	2012	1988	143,000	81%
Army Navy Club Building	Washington, DC	2014	1912/1987	108,000	97%
1775 Eye Street, NW	Washington, DC	2014	1964	185,000	97%
Subtotal				4,869,000	92%

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2015
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		150,000	98%
Concord Centre	Springfield, VA	1973	1960		76,000	94%
Wheaton Park	Wheaton, MD	1977	1967		74,000	92%
Bradlee Shopping Center	Alexandria, VA	1984	1955		171,000	97%
Chevy Chase Metro Plaza	Washington, D.C.	1985	1975		50,000	87%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	98%
Frederick County Square	Frederick, MD	1995	1973		227,000	97%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		46,000	93%
Centre at Hagerstown	Hagerstown, MD	2002	2000		332,000	96%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972		84,000	65%
Montrose Shopping Center	Rockville, MD	2006	1970		145,000	78%
Gateway Overlook	Columbia, MD	2010	2007		220,000	98%
Olney Village Center	Olney, MD	2011	1979/2003		199,000	99%
Spring Valley Retail Center	Washington, DC	2014	1941/1950		75,000	97%
Subtotal					2,329,000	95%

Multifamily Buildings
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	178,000	96%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	94%
Park Adams	Arlington, VA	1969	1959	200	173,000	97%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	95%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	157,000	96%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	96%
Bennett Park	Arlington, VA	2007	2007	224	214,000	97%
Clayborne	Alexandria, VA	2008	2008	74	60,000	95%
Kenmore	Washington, D.C.	2008	1948	374	268,000	95%
The Paramount	Arlington, VA	2013	1984	135	141,000	97%
Yale West	Washington, DC	2014	2011	216	173,000	96%
The Maxwell	Arlington, VA	2014	2014	163	139,000	96%
The Wellington	Arlington, VA	2015	1960	711	842,000	95%
Subtotal				3,258	3,014,000	96%
TOTAL					10,212,000
(1) Multifamily buildings are presented in gross square feet.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. As of February 22, 2016, there are 4,213 shareholders of record.

The high and low sales price for our shares for 2015 and 2014, by quarter, and the amount of dividends we declared per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2015
	Fourth	0.30000	$28.14	$24.76
	Third	0.30000	$27.28	$23.78
	Second	0.30000	$28.11	$24.28
	First	0.30000	$30.15	$26.39
2014
	Fourth	0.30000	$28.48	$25.35
	Third	0.30000	$28.44	$25.33
	Second	0.30000	$26.95	$23.41
	First	0.30000	$25.69	$22.30

We have historically declared dividends on a quarterly basis. The maintenance of our dividend level is subject to various factors reviewed by the Board of Trustees in its discretion. These factors include our results of operations, the availability of cash and the REIT distribution requirements, which require at least 90% of our REIT taxable income to be distributed to shareholders on an annual basis. For further discussion, please refer to:

•	"Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends"; and

•	"Item 1A - Risk Factors - Risks Related to Our Common Shares - We cannot assure you we will continue to pay dividends at current rates."

During the period covered by this report, we did not sell equity securities without registration under the Securities Act.

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2015	2,541	$25.08	N/A	N/A
November 1 - November 30, 2015	28	27.49	N/A	N/A
December 1 - December 31, 2015	19,900	27.06	N/A	N/A
Total	22,469	26.84	N/A	N/A
(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis, which has been revised for the presentation of debt issuance costs (see note 2 to the consolidated financial statements). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Real estate rental revenue	$306,427	$288,637	$263,024	$254,794	$234,733
Income (loss) from continuing operations	$89,187	$5,070	$(193)	$7,768	$(14,389)
Discontinued operations:
Income from operations of properties sold or held for sale	$—	$546	$15,395	$10,816	$23,414
Gain on sale of real estate	$—	$105,985	$22,144	$5,124	$97,491
Net income	$89,187	$111,601	$37,346	$23,708	$105,378
Net income attributable to the controlling interests	$89,740	$111,639	$37,346	$23,708	$104,884
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$1.31	$0.08	$—	$0.11	$(0.22)
Net income attributable to the controlling interests per share – diluted	$1.31	$1.67	$0.55	$0.35	$1.58
Total assets	$2,191,168	$2,108,317	$1,969,343	$2,117,496	$2,115,129
Lines of credit payable	$105,000	$50,000	$—	$—	$99,000
Mortgage notes payable, net	$418,052	$417,194	$293,307	$317,914	$341,486
Notes payable, net	$743,181	$743,149	$841,917	$900,532	$653,500
Shareholders’ equity	$835,649	$819,555	$754,959	$792,057	$859,044
Cash dividends declared	$82,003	$80,277	$80,104	$97,734	$115,045
Cash dividends declared per share	$1.20	$1.20	$1.20	$1.47	$1.74

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing 2015 to 2014 and comparing 2014 to 2013.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A "same-store" property is one that was owned for the entirety of the periods being evaluated and excludes properties under redevelopment or development and properties purchased or sold at any time during the periods being compared. A "non-same-store" property is one that was acquired, under redevelopment or development, or placed into service during the periods being evaluated. We define "redevelopment properties" as those for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan which has a current impact on operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. Properties under redevelopment or development are included within the non-same-store properties beginning in the period during which redevelopment or development activities commence. Redevelopment and development properties are included in the same-store pool upon completion of the redevelopment or development, and the earlier of achieving 90% occupancy or two years after completion.

Overview

Business Outlook

We generally expect steady to improved performance in each of our segments in 2016 due to the Washington metro region's forecasted job growth (see Item 1: Business - Our Regional Economy and Real Estate Markets on page 4).

Operating Results

NOI, net income attributable to the controlling interests and NAREIT FFO for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	Change
NOI (1)	$194,193	$184,942	$9,251
Net income attributable to the controlling interests	$89,740	$111,639	$(21,899)
NAREIT FFO (2)	$108,469	$101,057	$7,412
(1) See pages 31 and 35 of the MD&A for reconciliations of NOI to net income.
(2) See page 46 of the MD&A for reconciliations of NAREIT FFO to net income.

The NOI increase is primarily due to acquisitions ($9.5 million), higher NOI from same-store properties ($0.8 million) and placing The Maxwell, a multifamily development property, into service ($0.6 million), partially offset by property dispositions ($2.0 million). NOI from same-store properties increased primarily due to higher occupancy ($1.9 million) and rental rates ($1.9 million), partially offset by higher property administrative and management ($1.4 million), real estate tax ($1.3 million) and bad debt ($0.4 million) expenses.

The decrease in net income attributable to the controlling interests is primarily due to lower gains on sale of real estate ($15.5 million) and a real estate impairment charge ($5.9 million).

The increase in NAREIT FFO primarily reflects the higher NOI ($9.3 million) and lower acquisition costs ($3.7 million), partially offset by the real estate impairment charge ($5.9 million).

Investment Activity

Significant investment transactions during 2015 included the following:

•	The disposition of Country Club Towers, a 227-unit multifamily building in Arlington, Virginia, for a contract sale price of $37.8 million, resulting in a gain on sale of $30.3 million.

•
The acquisition of The Wellington, a multifamily property with three buildings totaling 711 units in Arlington, Virginia, and an adjacent undeveloped land parcel, for a contract purchase price of $167.0 million. We incurred $1.9 million of acquisition costs related to this transaction.

•	The disposition of our 95% interest in the 1225 First Street joint venture for a contract sale price of $14.5 million.

•	The disposition of Munson Hill Towers, a 279-unit multifamily building in Arlington, Virginia, for a contract sale price of $57.1 million, resulting in a gain on sale of $51.4 million.

•	The disposition of Montgomery Village, a 197,000 square foot retail property in Gaithersburg, Maryland, for a contract sale price of $27.8 million, resulting in a gain on sale of $8.0 million.

During 2016, we currently anticipate asset sales totaling approximately $250.0 million, primarily suburban office properties.

Financing Activity

Significant financing transactions during 2015 included the following:

•
The execution of a new $600.0 million unsecured credit agreement ("New Credit Facility") that replaced our $100.0 million unsecured line of credit maturing in June 2015 ("Prior Credit Facility No. 1") and our $400.0 million unsecured line of credit maturing in July 2016 ("Prior Credit Facility No. 2"). See page 40 for a description of the New Credit Facility.

•
The execution of a new $150.0 million unsecured term loan by exercising a portion of the accordion feature under the New Credit Facility. The term loan has a 5.5 year term maturing on March 15, 2021 and currently has an interest rate of one month LIBOR plus 110 basis points, based on our unsecured debt ratings. We entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021.

•	The repayment of $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015 using borrowings on Prior Credit Facility No. 2.

As of December 31, 2015, the interest rate on the New Credit Facility was one month LIBOR plus 1.00% and the facility fee is

0.20%. As of February 22, 2016, our New Credit Facility has a borrowing capacity of $412.0 million.

Capital Requirements

During 2016, we have mortgage notes totaling approximately $160.0 million scheduled to mature. We currently intend to repay these maturities using a combination of proceeds from expected property sales and borrowings on our New Credit Facility. We also expect to have the additional capital requirements as set forth on page 38 (Liquidity and Capital Resources - Capital Structure).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2015. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
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

2015 Compared to 2014

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2015 compared to 2014. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	2015	2014	$ Change	% Change
Real estate rental revenue	$255,165	$250,956	$4,209	1.7%	$31,643	$16,260	$11,229	$9,090	$8,390	$12,331	$306,427	$288,637	$17,790	6.2%
Real estate expenses	89,690	86,328	3,362	3.9%	12,651	6,754	6,569	5,302	3,324	5,311	112,234	103,695	8,539	8.2%
NOI	$165,475	$164,628	$847	0.5%	$18,992	$9,506	$4,660	$3,788	$5,066	$7,020	$194,193	$184,942	$9,251	5.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(108,935)	(96,011)	(12,924)	13.5%
Acquisition costs											(2,056)	(5,710)	3,654	(64.0)%
General and administrative expenses											(20,257)	(19,761)	(496)	2.5%
Real estate impairment											(5,909)	—	(5,909)	—
Gain on sale of real estate											91,107	570	90,537	15,883.7%
Interest expense											(59,546)	(59,785)	239	(0.4)%
Other income											709	825	(116)	(14.1)%
Loss on extinguishment of debt											(119)	—	(119)	—
Discontinued operations (4):
Income from properties sold or held for sale											—	546	(546)	(100.0)%
Gain on sale of real estate											—	105,985	(105,985)	(100.0)%
Net income											89,187	111,601	(22,414)	(20.1)%
Less: Net income attributable to noncontrolling interests											553	38	515	1,355.3%
Net income attributable to the controlling interests											$89,740	$111,639	(21,899)	(19.6)%

(1)	Acquisitions:
2015 Multifamily – The Wellington
2014 Multifamily – Yale West
2014 Office – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail– Spring Valley Retail Center

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment property – Silverline Center

(3)	Dispositions (classified as continuing operations):
2015 Multifamily – Country Club Towers and Munson Hill Towers
2015 Retail – Montgomery Village Center
2014 Retail – 5740 Columbia Road (parcel at Gateway Overlook)

(4)	Discontinued operations include gains on sale and income from operations for:
2014 Medical Office – Woodburn Medical Office Park I and II and Prosperity Medical Center I, II and III

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) provisions for doubtful accounts in the same quarter that we established the receivable, which include provisions for straight-line receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue for same-store properties for the two years ended December 31, 2015 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Minimum base rent	$215,692	$213,479	$2,213	1.0%
Recoveries from tenants	27,374	26,900	474	1.8%
Provision for doubtful accounts	(1,651)	(1,698)	47	(2.8)%
Lease termination fees	1,297	622	675	108.5%
Parking and other tenant charges	12,453	11,653	800	6.9%
Total same-store real estate rental revenue	$255,165	$250,956	$4,209	1.7%

•
Minimum base rent: Increase primarily due to higher rental rates ($1.9 million) and occupancy ($1.9 million), partially offset by higher amortization of capitalized lease incentives ($0.9 million), rent abatements ($0.5 million) and amortization of intangible lease assets ($0.2 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for real estate taxes ($0.6 million).

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the retail segment ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office ($0.4 million), retail ($0.2 million) and multifamily ($0.1 million) segments.

•
Parking and other tenant charges: Increase primarily due to higher parking income ($0.5 million) in the office segment, short term lease income ($0.1 million) in the retail segment and business interruption insurance proceeds ($0.1 million) in the multifamily segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Office	$149,664	$146,542	$3,122	2.1%
Multifamily	48,739	48,286	453	0.9%
Retail	56,762	56,128	634	1.1%
Total same-store real estate rental revenue	$255,165	$250,956	$4,209	1.7%

•
Office: Increase primarily due to higher occupancy ($1.7 million), higher rental rates ($1.3 million), higher reimbursements for real estate taxes ($0.6 million), higher parking income ($0.5 million) and higher lease termination fees ($0.4 million), partially offset by higher rent abatements ($1.7 million).

•	Multifamily: Increase primarily due to higher occupancy ($1.0 million) and lower rent abatements ($0.3 million), partially offset by lower rental rates ($0.8 million).

•	Retail: Increase primarily due to higher rental rates ($1.4 million), partially offset by lower occupancy ($0.7 million).

Real estate rental revenue from acquisitions increased due to the acquisition of The Wellington in 2015 and having the full year impact of the acquisitions executed in 2014. Real estate rental revenue from development/redevelopment properties increased primarily due to placing The Maxwell into service ($2.0 million).

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy for properties classified as continuing operations by segment for the two years ended December 31, 2015 was as follows:

	December 31, 2015			December 31, 2014			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	90.8%	71.9%	87.6%	92.1%	61.4%	86.9%	(1.3)%	10.5%	0.7%
Multifamily	94.2%	92.2%	93.4%	93.7%	94.0%	93.8%	0.5%	(1.8)%	(0.4)%
Retail	91.4%	96.6%	91.5%	95.1%	88.7%	94.4%	(3.7)%	7.9%	(2.9)%
Total	91.8%	84.2%	90.2%	93.3%	77.3%	90.5%	(1.5)%	6.9%	(0.3)%

•
Office: The decrease in same-store occupancy was primarily due to lower occupancy at 1776 G Street and Quantico Corporate Center, partially offset by higher occupancy at 1600 Wilson Boulevard. The increase in non-same-store occupancy was primarily due to higher occupancy at Silverline Center and 1775 Eye Street.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at The Kenmore and The Paramount. The decrease in non-same-store occupancy was primarily due placing The Maxwell into service, which was 89.3% occupied at the end of 2015.

•
Retail: The decrease in same-store occupancy was primarily due to lower occupancy at Chevy Chase Metro Center, Montrose Shopping Center and Bradlee Shopping Center, partially offset by higher occupancy at Concord Centre. The increase in non-same-store occupancy reflects higher occupancy at Spring Valley Retail Center and the disposition of Montgomery Village Center during the fourth quarter of 2015.

During 2015, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Incentives (1) (per square foot)	Retention Rate
Office	0.9	$36.32	9.0%	$53.64	66.3%
Retail	0.4	23.97	18.5%	24.28	76.2%
Total	1.3	32.36	11.1%	44.23	70.7%

(1) Incentives include tenant improvements, leasing commissions and leasing incentives, including free rent.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2015 were 36.6% and 35.9%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Office	$55,486	$54,266	$1,220	2.2%
Multifamily	20,412	19,370	1,042	5.4%
Retail	13,792	12,692	1,100	8.7%
Total same-store real estate expenses	$89,690	$86,328	$3,362	3.9%

•
Office: Increase primarily due to higher real estate taxes ($1.0 million), custodial services ($0.2 million), repairs and maintenance expenses ($0.1 million) and administrative expenses ($0.1 million), partially offset by lower utilities expenses ($0.6 million) due to lower usage of electricity.

•	Multifamily: Increase primarily due to higher property management expenses ($0.5 million), advertising expenses ($0.1 million), lease commissions ($0.1 million) and real estate taxes ($0.1 million).

•	Retail: Increase primarily due to higher bad debt expense ($0.7 million), real estate taxes ($0.2 million) and legal fees ($0.1 million).

Other Expenses

Depreciation and Amortization: Increase primarily due to acquisitions ($9.6 million) and placing development/redevelopment properties into service ($3.8 million).

Acquisition Costs: Decrease primarily due to one acquisition ($167.0 million) in 2015, as compared to four acquisitions ($297.0 million) in 2014.

General and Administrative Expenses: Increase primarily due to higher professional fees ($1.7 million), partially offset by lower administrative depreciation ($0.7 million) due to accelerated depreciation of leasehold improvements in 2014 related to the relocation of the corporate headquarters to Washington, DC and lower severance expense ($0.6 million).

Real Estate Impairment: In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. During the second quarter of 2015, we determined that we would not develop 1225 First Street and began negotiations to sell our 95% interest in the joint venture that owns the property, and recognized a $5.9 million impairment charge in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the $14.5 million sale price in the purchase and sale agreement to sell our 95% interest in the joint venture that we executed during the third quarter of 2015.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2015 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2015	2014	$ Change	% Change
Notes payable	$32,730	$37,424	$(4,694)	(12.5)%
Mortgage notes payable	22,684	21,916	768	3.5%
Lines of credit	4,790	2,587	2,203	85.2%
Capitalized interest	(658)	(2,142)	1,484	(69.3)%
Total	$59,546	$59,785	$(239)	(0.4)%

•	Notes payable: Decrease primarily due to the repayment of $150.0 million of our 5.35% senior notes in May 2015, partially offset by executing the $150.0 million term loan in September 2015.

•
Mortgage notes payable: Increase primarily due to the full-year impact of the assumption of mortgages totaling $107.1 million with the acquisitions of Yale West and The Army Navy Club Building in 2014.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $167.6 million during 2015, as compared to $12.8 million during 2014.

•	Capitalized interest: Decrease primarily due to placing into service our development project at The Maxwell and redevelopment project at Silverline Center.

Discontinued Operations

Income from operations of properties classified as discontinued operations for the two years ended December 31, 2015 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenues	$—	$892	$(892)	(100.0)%
Property expenses	—	(346)	346	100.0%
Total	$—	$546	$(546)	(100.0)%

The decrease is due to the completion of the sale of the former medical office segment during the first quarter of 2014.

2014 Compared to 2013

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2014 compared to 2013. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	2014	2013	$ Change	% Change
Real estate rental revenue	$259,607	$248,914	$10,693	4.3%	$19,894	$908	$9,090	$13,069	$46	$133	$288,637	$263,024	$25,613	9.7%
Real estate expenses	89,892	87,760	2,132	2.4%	8,322	286	5,462	5,226	19	21	103,695	93,293	10,402	11.1%
NOI	$169,715	$161,154	$8,561	5.3%	$11,572	$622	$3,628	$7,843	$27	$112	$184,942	$169,731	$15,211	9.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(96,011)	(85,740)	(10,271)	12.0%
Acquisition costs											(5,710)	(1,265)	(4,445)	351.4%
General and administrative expenses											(19,761)	(17,535)	(2,226)	12.7%
Gain on sale of real estate											570	—	570	—
Interest expense											(59,785)	(63,573)	3,788	(6.0)%
Other income											825	926	(101)	(10.9)%
Loss on extinguishment of debt											—	(2,737)	2,737	(100.0)%
Discontinued operations (4):
Income from properties sold or held for sale											546	15,395	(14,849)	(96.5)%
Gain on sale of real estate											105,985	22,144	83,841	378.6%
Net income											111,601	37,346	74,255	198.8%
Less: Net income attributable to noncontrolling interests											38	—	38	—
Net income attributable to the controlling interests											$111,639	$37,346	74,293	198.9%

(1)	Acquisitions:
2014 Multifamily – Yale West
2014 Office – The Army Navy Club Building and 1775 Eye Street, NW
2014 Retail– Spring Valley Retail Center
2013 Multifamily – The Paramount

(2)	Development/redevelopment property:
2013 Office redevelopment property – Silverline Center

(3)	Disposition (classified as continuing operations):
2014 Retail – 5740 Columbia Road (parcel at Gateway Overlook)

(4)	Discontinued operations include gains on sale and income from operations for:
2014 and 2013 sold – Atrium Building
Medical Office Portfolio – medical office segment and two office buildings (6565 Arlington Boulevard and Woodholme Center)

Real Estate Rental Revenue

Real estate rental revenue for same-store properties for the two years ended December 31, 2014 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Minimum base rent	$220,892	$214,214	$6,678	3.1%
Recoveries from tenants	27,955	26,055	1,900	7.3%
Provision for doubtful accounts	(1,963)	(3,589)	1,626	45.3%
Lease termination fees	636	541	95	17.6%
Parking and other tenant charges	12,087	11,693	394	3.4%
Total same-store real estate rental revenue	$259,607	$248,914	$10,693	4.3%

•
Minimum base rent: Increase primarily due to higher occupancy ($6.9 million) and rental rates ($1.9 million), partially offset by higher rent abatements ($1.2 million), amortization of capitalized lease incentives ($0.5 million) and amortization of intangible lease assets ($0.5 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses in all segments.

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the retail ($1.2 million) and office ($0.4 million) segments.

•	Lease termination fees: Increase primarily due to higher fees in the office segment.

•	Parking and other tenant charges: Increase primarily due to higher parking income in the office segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Office	$146,542	$139,270	$7,272	5.2%
Multifamily	53,647	53,589	58	0.1%
Retail	59,418	56,055	3,363	6.0%
Total same-store real estate rental revenue	$259,607	$248,914	$10,693	4.3%

•
Office: Increase primarily due to higher occupancy ($5.4 million), higher rental rates ($1.9 million), higher reimbursements ($0.7 million), lower reserves for uncollectible revenue ($0.4 million) and higher parking income ($0.2 million), partially offset by higher rent abatements ($1.5 million).

•	Multifamily: Increase primarily due to higher occupancy ($0.4 million), partially offset by lower rental rates ($0.2 million) and higher rent abatements ($0.2 million).

•	Retail: Increase primarily due to lower reserves for uncollectible revenue ($1.2 million), higher occupancy ($1.1 million), higher reimbursements ($0.9 million) and higher rental rates ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Yale West, Army Navy Club Building, 1775 Eye Street, NW and Spring Valley Retail Center in 2014 and having the full year impact of the acquisition of The Paramount, which was executed in 2013. Real estate rental revenue from development/redevelopment properties decreased primarily due to lower occupancy at Silverline Center, which was which was under redevelopment.

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy for properties classified as continuing operations by segment for the two years ended December 31, 2014 was as follows:

	December 31, 2014			December 31, 2013			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.1%	61.4%	86.9%	86.6%	78.9%	85.7%	5.5%	(17.5)%	1.2%
Multifamily	94.1%	91.6%	93.8%	92.6%	85.4%	92.1%	1.5%	6.2%	1.7%
Retail	94.5%	92.8%	94.4%	91.3%	100.0%	91.3%	3.2%	(7.2)%	3.1%
Total	93.3%	71.2%	90.5%	89.4%	80.4%	88.8%	3.9%	(9.2)%	1.7%

•
Office: The increase in same-store occupancy was primarily due to higher occupancy at Braddock Metro Center. The decrease in non-same-store occupancy was primarily due to lower occupancy at Silverline Center, which went into redevelopment during the fourth quarter of 2013.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at 3801 Connecticut Avenue. The increase in non-same-store occupancy was primarily due to the acquisition of Yale West.

•
Retail: The increase in same-store occupancy was primarily due to higher occupancy at Bradlee Shopping Center and Westminster Shopping Center. The decrease in non-same-store occupancy reflects the acquisition of Spring Valley Retail Center during the fourth quarter of 2014, which was 96.2% occupied at acquisition.

During 2014, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Incentives (1) (per square foot)	Retention Rate
Office	1.0	$37.15	8.9%	$47.14	64.2%
Retail	0.3	24.44	12.8%	10.49	72.5%
Total	1.3	33.99	9.5%	38.13	65.2%
(1) Incentives include tenant improvements, leasing commissions and leasing incentives, including free rent.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2014 were 35.9% and 35.5%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Office	$54,266	$52,212	$2,054	3.9%
Multifamily	21,825	21,801	24	0.1%
Retail	13,801	13,747	54	0.4%
Total same-store real estate expenses	$89,892	$87,760	$2,132	2.4%

•	Office: Increase primarily due to higher utilities expenses ($0.8 million), real estate taxes ($0.4 million), custodial services ($0.3 million) and administrative expenses ($0.3 million).

•	Multifamily: Increase primarily due to higher real estate taxes ($0.4 million), partially offset by lower bad debt expense ($0.3 million).

•	Retail: Increase primarily due to higher snow removal costs ($0.6 million), partially offset by higher recoveries of bad debt ($0.5 million).

Other Expenses

Depreciation and Amortization: Increase primarily due to acquisitions ($10.9 million), partially offset by lower depreciation and amortization at same-store properties ($0.4 million).

Acquisition Costs: Increase due to four acquisitions ($297.0 million) in 2014, compared to one acquisition ($48.2 million) in 2013.

General and Administrative Expenses: Increase primarily due to higher severance expense ($0.8 million), higher short-term incentive compensation expense ($0.5 million), and higher accelerated depreciation of leasehold improvements ($0.5 million) related to the relocation of the corporate headquarters to Washington, DC.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2014 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2014	2013	$ Change	% Change
Notes payable	$37,424	$43,174	$(5,750)	(13.3)%
Mortgage notes payable	21,916	18,378	3,538	19.3%
Lines of credit	2,587	3,257	(670)	(20.6)%
Capitalized interest	(2,142)	(1,236)	(906)	73.3%
Total	$59,785	$63,573	$(3,788)	(6.0)%

•	Notes payable: Decrease primarily due to the repayment of $100.0 million of our 5.25% senior notes in January 2014.

•
Mortgage notes payable: Increase primarily due to the assumption of mortgages totaling $107.1 million with the acquisitions of Yale West and The Army Navy Club Building, partially offset by the repayments of several mortgage notes totaling $53.4 million during 2013.

•	Lines of credit: Decrease primarily due to weighted average daily borrowings of $12.8 million during 2014, as compared to $61.5 million during 2013.

•	Capitalized interest: Increase primarily due to expenditures totaling $43.3 million on our development/redevelopment projects at The Maxwell and Silverline Center.

Discontinued Operations

Income from operations of properties classified as discontinued operations for the two years ended December 31, 2014 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$892	$45,791	$(44,899)	(98.1)%
Property expenses	(346)	(17,039)	16,693	(98.0)%
Depreciation and amortization	—	(12,161)	12,161	(100.0)%
Interest expense	—	(1,196)	1,196	(100.0)%
Total	$546	$15,395	$(14,849)	(96.5)%

Income from operations of properties sold or held for sale decreased primarily due to the completion of the sale of the former medical office segment during the first quarter of 2014.

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

As of February 22, 2016, we had cash and cash equivalents of approximately $14.1 million and availability under our New Credit Facility of $412.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our New Credit Facility or other short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred shares;

•	Proceeds from long-term secured or unsecured debt financings, including construction loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2016, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	$160.0 million to repay or refinance our secured notes scheduled to mature in 2016, plus $101.9 million to prepay without penalty a secured loan scheduled to mature in 2017;

•	Approximately $65 - $70 million to invest in our existing portfolio of operating assets, including approximately $40 - $45 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $10 - $15 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2016, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and expected property sales and have access to the capital resources necessary to fund our requirements in 2016. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, potentially rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our New Credit Facility, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

At December 31, 2015 and 2014, our debt was as follows (in thousands):

	December 31,
	2015	2014
Mortgage notes payable, net (1)	$418,052	$417,194
Unsecured lines of credit payable (1)	105,000	50,000
Unsecured notes payable, net (1)	743,181	743,149
	$1,266,233	$1,210,343
(1) See notes 4, 5 and 6 to the consolidated financial statements for further detail on our debt.

Our future debt principal payments are scheduled as follows (in thousands):

Year	Mortgage Notes Payable		Unsecured Notes Payable	Unsecured Line of Credit Payable	Total Debt
2016	$168,195		$—	$—	$168,195
2017	154,436	(1)	—	—	154,436
2018	3,135		—	—	3,135
2019	33,909		—	105,000	138,909
2020	2,659		250,000	—	252,659
Thereafter	52,212		500,000	—	552,212
	414,546		750,000	105,000	1,269,546
Premiums and discounts, net	4,175		(2,362)	—	1,813
Debt issuance costs, net	(669)		(4,457)	—	(5,126)
Total	$418,052		$743,181	$105,000	$1,266,233
(1) The $101.9 million principal balance of the note secured by 2445 M Street scheduled to mature on January 6, 2017, but may be prepaid without penalty on October 6, 2016.

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

Mortgage Debt

At December 31, 2015, our mortgage notes payable bore an effective weighted average fair value interest rate of 5.2% and had a weighted average maturity of 1.9 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facility and Term Loan

Our primary source of liquidity is our New Credit Facility. We can borrow up to $600.0 million under this line, which bears interest at an adjustable spread over one month LIBOR based on our public debt rating.

On June 23, 2015, we terminated Prior Credit Facility No. 1 and Prior Credit Facility No. 2 and executed the New Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The New Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of December 31, 2015, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

During the third quarter of 2015, we executed a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the New Credit Facility. The term loan has a 5.5 year term scheduled to mature on March 15, 2021 and currently has an interest rate of one month LIBOR plus 110 basis points, based on our current unsecured debt ratings. We entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021.

Our New Credit Facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A maximum ratio of 60.0% of consolidated total indebtedness to consolidated total asset value, calculated using an estimate of fair market value of our assets;

•	A maximum ratio of 40.0% of secured indebtedness to consolidated total asset value, calculated using an estimate of fair market value of our assets;

•
A minimum ratio of 1.50 of quarterly adjusted EBITDA (earnings before noncontrolling interests, interest expense, income tax expense, depreciation, amortization, acquisition costs, and extraordinary, unusual or nonrecurring gains and losses) to consolidated fixed charges, including interest expense;

•	A minimum ratio of 1.75 of adjusted net operating income from our unencumbered properties to consolidated unsecured interest expense; and

•	A maximum ratio of 60.0% of total unsecured indebtedness to unencumbered asset value, calculated using an estimate of fair market value of our assets.

Failure to comply with any of the covenants under our New Credit Facility or other debt instruments could result in a default under one or more of our New Credit Facility's covenants. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our New Credit Facility or incur other unsecured debt in the future could be restricted by the New Credit Facility's covenants. As of December 31, 2015, we were in compliance with the New Credit Facility's covenants.

We anticipate that in the near term we may rely to a greater extent upon our New Credit Facility. To the extent that we maintain larger balances on our New Credit Facility or maintain balances on our New Credit Facility for longer periods, adverse fluctuations in interest rates could have a material adverse effect on earnings. See note 7 to the consolidated financial statements for a discussion of our interest rate swap arrangements.

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

Our unsecured notes contain covenants with which we must comply, including:

•	A maximum ratio of 65.0% of total indebtedness to total assets;

•	A maximum ratio of 40.0% of secured indebtedness to total assets;

•	A maximum ratio of 1.50 of our income available for debt service payments to required debt service payments; and

•	A maximum ratio of 1.50 of total unencumbered assets to total unsecured indebtedness.

Failure to comply with any of the covenants under our unsecured notes or other debt instruments could result in a default under one or more of our unsecured note covenants. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2015, we were in compliance with our unsecured note covenants. In addition, our ability to draw on our New Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 68.2 million shares were outstanding at December 31, 2015.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We intend to use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue any shares under the Equity Distribution Agreements during 2015.

The Equity Distribution Agreements replaced our prior sales agency financing agreement ("Prior ATM") with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. As of the date of its expiration, we had issued 1.3 million common shares under this program at a weighted average share price of $27.93 for gross proceeds of $36.5 million. Of these, we issued 0.2 million common shares at a weighted average share price of $28.34 for gross proceeds of $5.2 million during the year ended December 31, 2015.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the three years ended December 31, 2015.

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2015, no preferred shares had been authorized or issued.

Dividends

We currently declare dividends quarterly at a rate of $0.30 per share. The maintenance of our dividend level is subject to various factors reviewed by the board of trustees in its discretion. These factors include our results of operations, the availability of cash and the REIT distribution requirements, which require at least 90% of our REIT taxable income to be distributed to shareholders on an annual basis. When setting the dividend level, our board of trustees looks in particular at trends in our level of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received.

Our dividend and distribution payments for the three years ended December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Common dividends	$61,510	$80,277	$80,104
Noncontrolling interest distributions	—	3,454	—
	$61,510	$83,731	$80,104

Dividends paid during 2015 decreased from 2014 primarily due to the payment on January 5, 2016 of the $20.4 million of dividends declared and accrued during the fourth quarter of 2015.

Dividends paid during 2014 increased from 2013 primarily due to an increase in shares outstanding from issuances under our Prior ATM.

The $3.5 million distribution to noncontrolling interests in 2014 is related to the disposition of 4661 Kenmore Avenue as part of the Medical Office Portfolio sale (see note 3 to the consolidated financial statements).

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. During 2014, we substantially completed major construction activities at The Maxwell, a mid-rise apartment property in Arlington, Virginia. During 2015, we substantially completed major redevelopment construction activities at Silverline Center, an office building in Tysons, Virginia. We are currently engaged in predevelopment activities for the ground-up development of a multifamily property on land adjacent to The Wellington, the redevelopment of Spring Valley Retail Center to add rentable space and the redevelopment of the Army Navy Club Building to modernize the elevators and upgrade common areas.

As of December 31, 2015, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $11.0 million of total development/redevelopment spending during 2016.

In addition to our development and redevelopment projects, we anticipate funding several major renovation projects in our portfolios during 2016, as follows (in thousands):

Office	$6,600
Multifamily	9,700
Retail	1,200
Total	$17,500

These projects include unit and common area renovations, facade restorations, window curtain wall replacement and balconies replacement at multifamily properties; lobby renovations, HVAC upgrades, hallway and restroom renovations and stairwell installation at office properties; and roof replacements and facade renovations at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2015. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our New Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2015, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,522,955	$216,979	$410,613	$459,841	$435,522
Purchase obligations(2)	10,164	5,505	4,659	—	—
Tenant-related capital(3)	27,179	27,179	—	—	—
Building capital(4)	2,291	2,291	—	—	—
Operating leases	14,387	345	847	520	12,675

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents electricity purchase agreements with terms through 2017 and natural gas purchase agreements with terms through 2016.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2015.

(4)	Committed building capital additions based on contracts in place as of December 31, 2015.

We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance and electricity and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $32 million in 2016. Due to the competitive office leasing market we expect that tenant-related capital costs will continue at this level into 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2015 were as follows (in thousands):

	Year ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by operating activities	$107,355	$80,701	$113,318	$26,654	$(32,617)
Cash (used in) provided by investing activities	(93,018)	(107,882)	189,848	14,864	(297,730)
Cash used in financing activities	(6,339)	(87,335)	(191,928)	80,996	104,593

The increase in cash provided by operating activities in 2015 was primarily due to income from acquisitions executed in 2014 and 2015. The decrease in cash provided by operating activities in 2014 was primarily due to the loss of income from properties sold as part of the Medical Office Portfolio and higher interest payments.

Net cash used in investing activities decreased in 2015 due to lower spending on development and redevelopment projects. Net cash used in investing activities increased in 2014 primarily due to a higher volume of acquisitions, less proceeds from the sale of properties, and higher development spending.

Net cash used in financing activities decreased in 2015 primarily due to replacing the $150.0 million of unsecured notes repaid in 2015 with the $150.0 million term loan and the payment after year-end of the dividends declared and accrued in the fourth quarter of 2015. Net cash used in financing activities decreased in 2014 primarily due to the repayment of several mortgage notes in 2013.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accretive capital improvements and development costs:
Acquisition related	$3,077	$2,533	$1,369
Expansions and major renovations	10,722	24,602	23,831
Development/redevelopment	31,203	43,264	15,826
Tenant improvements (including first generation leases)	21,208	22,096	21,746
Total accretive capital improvements (1)	66,210	92,495	62,772
Other capital improvements:	6,500	8,579	8,883
Total	$72,710	$101,074	$71,655
(1) We consider capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $0.7 million, $2.1 million and $1.2 million for the three years ended December 31, 2015, respectively, and capitalized employee compensation in the amount of $2.0 million, $2.0 million and $1.7 million for the three years ended December 31, 2015, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2015 to The Wellington, The Paramount, Army Navy Club Building, 1775 Eye Street, NW and Spring Valley Shopping Center.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2015 included HVAC and fitness center upgrades, conference center buildout, landscaping and new entrance at Silverline Center; unit renovations at 3801 Connecticut Avenue; HVAC modifications and corridors upgrades at 1600 Wilson Boulevard; elevator modernizations and garage repairs at 2445 M Street, HVAC modifications at 1140 Connecticut Avenue and roof replacement at Frederick County Square.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development/redevelopment costs in each of the years presented primarily include costs associated with the ground up development of The Maxwell and redevelopment of the Silverline Center. We have substantially completed major construction activities at both properties. The Maxwell has been completely placed into service as of December 31, 2015. At Silverline Center, we have placed into service assets totaling $25.9 million. We are scheduled to place into service the remaining assets totaling $10.2 million in 2016.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Office(1)	$30.37	$27.71	$29.90
Retail	$15.36	$5.87	$7.05
(1) Excludes properties classified as discontinued operations.

The $2.66 increase in 2015 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2015 requiring $12.5 million for tenant improvements at Silverline Center.

The $2.19 decrease in 2014 in tenant improvement costs per square foot of office space leased was primarily due to leases executed in 2013 requiring $5.9 million for tenant improvements at Braddock Metro Center for a new tenant.

The $9.49 increase in 2015 in tenant improvement costs per square foot of retail space leased was primarily due to large tenant leases executed at Chevy Chase Metro and Bradlee Shopping Center.

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

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.3 million in 2015, averaging approximately $1,100 per apartment for the 38% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties (aside from improvements related to apartment turnover), improvements include installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $14.1 million during 2015 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2015 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$89,187	$111,601	$37,346
Adjustments:
Depreciation and amortization	108,935	96,011	85,740
Gain on sale of depreciable real estate	(89,653)	(106,555)	(22,144)
Income from operations of properties classified as discontinued operations	—	(546)	(15,395)
Funds from continuing operations	108,469	100,511	85,547
Discontinued operations:
Income from operations of properties classified as discontinued operations	—	546	15,395
Depreciation and amortization	—	—	12,161
Funds from discontinued operations	—	546	27,556
NAREIT FFO	$108,469	$101,057	$113,103

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

Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our TRSs. Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the fourth quarter of 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a development property held by one of our TRSs. The impairment charge created a deferred tax asset of $5.7 million at the TRS level, and we have determined that it is more likely than not that this deferred tax asset will not be realized, as we cannot reliably project sufficient future taxable income in the TRSs to realize all or part of the deferred tax asset. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk. Our exposure to interest rate risk relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate line of credit. We primarily enter into debt obligations to support general corporate purposes, including acquisition of real estate properties, capital improvements and working capital needs. We use interest rate swap arrangements to reduce our exposure to the variability in future cash flows attributable to changes in interest rates.

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$—	$250,000	$500,000	$750,000	$753,816
Interest payments	$31,934	$31,934	$31,934	$31,934	$31,934	$51,907	$211,577
Interest rate on debt maturities	—%	—%	—%	—%	5.05%	3.96%	4.32%
Unsecured variable rate debt
Principal	$—	$—	$105,000	$—	$—	$—	$105,000	$105,000
Variable interest rate on debt maturities	—%	—%	1.36%	—%	—%	—%	1.36%
Mortgages
Principal amortization (2) (30 year schedule)	$168,195	$154,436	$3,135	$33,909	$2,659	$52,212	$414,546	$426,693
Interest payments (3)	$15,650	$6,616	$5,089	$3,627	$3,046	$3,604	$37,632
Weighted average interest rate on principal amortization	5.07%	5.90%	4.87%	5.32%	4.70%	3.91%	5.25%
(1) Includes $150.0 million term loan with a floating interest rate that is effectively fixed at 2.7% by interest rate swap arrangements.
(2) Excludes net discounts of $4.2 million and net unamortized debt issuance costs of $0.7 million at December 31, 2015.
(3) Interest payments on our construction loan are based on one month LIBOR in effect on our borrowings outstanding at December 31, 2015.

On September 15, 2015, we entered into interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021 (see notes 6 and 7 to the consolidated financial statements). We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2015 and 2014 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2015	December 31, 2014
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$(259)	$—
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	(291)	—
$150,000					$(550)	$—

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 58 to 93 are incorporated herein by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Vice President – Chief Accounting Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2016 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.washreit.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	617,131
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	617,131
(1) See note 9 to the consolidated financial statements for discussion of the equity compensation plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	55
	Report of Independent Registered Public Accounting Firm	56
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	57
	Consolidated Balance Sheets as of December 31, 2015 and 2014	58
	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	59
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	60
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	61
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	62
	Notes to Consolidated Financial Statements	63

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	90
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	91
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
4.1	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.2	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.3	Multifamily Note Agreement (Walker House Apartments) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.4	Multifamily Note Agreement (3801 Connecticut Avenue) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.5	Multifamily Note Agreement (Bethesda Hill Apartments) dated as of May 29, 2008, by and between Washington REIT and Wells Fargo Bank, National Association	10-Q	001-06622	4	8/8/2008
4.6	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.7	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.8	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.9	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.11*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.12*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.13*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.14*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey	10-K	001-06622	10.41	2/27/2013
10.15*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.16*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.17*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.18*	Separation Agreement and General Release between George F. McKenzie and Washington Real Estate Investment Trust dated July 23, 2013	10-Q	001-06622	10.48	7/31/2013
10.19*	Purchase and Sale Agreement, dated as of September 27, 2013, for 2440 M Street, Alexandria Professional Center, 8301 Arlington Boulevard, 6565 Arlington Boulevard, Ashburn Farm Office Park I, II and III, CentreMed I and II, Sterling Medical Office Building, 19500 at Riverside Office Park, Shady Grove Medical Village II, 9707 Medical Center Drive, 15001 and 15005 Shady Grove Road, Woodholme Center, and Woodholme Medical Office Building	8-K	001-06622	10.49	10/3/2013
10.20	Purchase and Sale Agreement, dated as of September 27, 2013, for 4661 Kenmore Avenue	8-K	001-06622	10.50	10/3/2013
10.21	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.51	10/3/2013
10.22	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.52	10/3/2013
10.23	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.24*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.25*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.26*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.27*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.28*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.29*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke	10-Q	001-06622	10.48	5/7/2014
10.30*	Separation Agreement and General Release between James B. Cederdahl and Washington Real Estate Investment Trust dated July 2, 2014	8-K	001-06622	10.1	7/7/2014
10.31*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.32*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.33*	Separation Agreement and General Release between James B. Cederdahl and Washington Real Estate Investment Trust dated July 2, 2014	8-K	001-06622	10.1	7/7/2014
10.34*	Separation Agreement and General Release between Thomas L. Regnell and Washington Real Estate Investment Trust dated October 8, 2014	8-K	001-06622	10.1	10/6/2014
10.35*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.36*	Separation Agreement and General Release between William T. Camp and Washington Real Estate Investment Trust dated December 17, 2014	8-K	001-06622	10.1	12/18/2014
10.37*	Separation Agreement and General Release between Laura M. Franklin and Washington Real Estate Investment Trust dated February 18, 2015	8-K	001-06622	10.1	2/19/2015
10.38*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.39*	Offer Letter to Thomas Q. Bakke	10-K	001-06622	10.53	3/2/2015
10.40*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.41*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.42*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.43*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.44*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.45*	Credit Agreement, dated as of June 23, 2015, by and among Washington REIT, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, KeyBank National Association, as syndication agent, and Royal Bank of Canada and SunTrust Bank, as documentation agents	8-K	001-06622	10.1	6/23/2015
10.46	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.47*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.48*	First Amendment to Credit Agreement, dated as of September 15, 2015, by and among the Company, as borrower, the financial institutions party thereto as lenders, and Wells Fargo, National Association.	8-K	001-06622	10.1	9/16/2015
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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
Date: February 26, 2016
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Nason*	Chairman, Trustee	February 26, 2016
Charles T. Nason

/s/ Paul T. McDermott	President, Chief Executive Officer and Trustee	February 26, 2016
Paul T. McDermott

/s/ Benjamin S. Butcher*	Trustee	February 26, 2016
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 26, 2016
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 26, 2016
Edward S. Civera

/s/ John P. McDaniel*	Trustee	February 26, 2016
John P. McDaniel

/s/ Thomas H. Nolan, Jr.*	Trustee	February 26, 2016
Thomas H. Nolan, Jr.

/s/ Wendelin A. White*	Trustee	February 26, 2016
Wendelin A. White

/s/ Anthony L. Winns*	Trustee	February 26, 2016
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 26, 2016
Stephen E . Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 26, 2016
W. Drew Hammond	Controller
(Principal Accounting Officer)
* By: /s/ W. Drew Hammond through power of attorney
W. Drew Hammond

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
In connection with the preparation of Washington REIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Washington REIT’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Washington REIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2015, Washington REIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Washington REIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Washington REIT’s internal control over financial reporting, a copy of which appears on page 57 of this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15(A). These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2016

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2015	2014 (as adjusted)
Assets
Land	$561,256	$543,546
Income producing property	2,076,541	1,927,407
	2,637,797	2,470,953
Accumulated depreciation and amortization	(692,608)	(640,434)
Net income producing property	1,945,189	1,830,519
Properties under development or held for future development	36,094	76,235
Total real estate held for investment, net	1,981,283	1,906,754
Cash and cash equivalents	23,825	15,827
Restricted cash	13,383	10,299
Rents and other receivables, net of allowance for doubtful accounts of $2,297 and $3,392, respectively	62,890	59,745
Prepaid expenses and other assets	109,787	115,692
Total assets	$2,191,168	$2,108,317
Liabilities
Notes payable, net	$743,181	$743,149
Mortgage notes payable, net	418,052	417,194
Lines of credit	105,000	50,000
Accounts payable and other liabilities	45,367	54,318
Dividend payable	20,434	—
Advance rents	12,744	12,528
Tenant security deposits	9,378	8,899
Total liabilities	1,354,156	1,286,088
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 68,191 and 67,819 shares issued and outstanding at December 31, 2015 and 2014, respectively	682	678
Additional paid in capital	1,193,298	1,184,395
Distributions in excess of net income	(357,781)	(365,518)
Accumulated other comprehensive loss	(550)	—
Total shareholders’ equity	835,649	819,555
Noncontrolling interests in subsidiaries	1,363	2,674
Total equity	837,012	822,229
Total liabilities and shareholders’ equity	$2,191,168	$2,108,317

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013
Revenue
Real estate rental revenue	$306,427	$288,637	$263,024
Expenses
Utilities	18,004	18,056	16,311
Real estate taxes	37,152	33,436	29,052
Repairs and maintenance	14,095	13,375	12,261
Property administration and management	23,099	20,460	18,410
Operating services and common area maintenance	15,974	15,068	13,469
Other real estate expenses	3,910	3,300	3,790
Depreciation and amortization	108,935	96,011	85,740
Acquisition costs	2,056	5,710	1,265
Real estate impairment	5,909	—	—
General and administrative	20,257	19,761	17,535
	249,391	225,177	197,833
Other operating income
Gain on sale of real estate	91,107	570	—
Real estate operating income	148,143	64,030	65,191
Other income (expense)
Interest expense	(59,546)	(59,785)	(63,573)
Other income	709	825	926
Loss on extinguishment of debt	(119)	—	(2,737)
	(58,956)	(58,960)	(65,384)
Income (loss) from continuing operations	89,187	5,070	(193)
Discontinued operations:
Income from operations of properties sold or held for sale	—	546	15,395
Gain on sale of real estate	—	105,985	22,144
Net income	89,187	111,601	37,346
Less: Net loss attributable to noncontrolling interests in subsidiaries	553	38	—
Net income attributable to the controlling interests	$89,740	$111,639	$37,346
Basic net income attributable to the controlling interests per share
Continuing operations	$1.31	$0.08	$—
Discontinued operations, including gain on sale of real estate	—	1.59	0.55
Net income attributable to the controlling interests per share	$1.31	$1.67	$0.55
Diluted net income attributable to the controlling interests per share
Continuing operations	$1.31	$0.08	$—
Discontinued operations, including gain on sale of real estate	—	1.59	0.55
Net income attributable to the controlling interests per share	$1.31	$1.67	$0.55
Weighted average shares outstanding – basic	68,177	66,795	66,580
Weighted average shares outstanding – diluted	68,310	66,837	66,580
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Net income	$89,187	$111,601	$37,346
Other comprehensive loss:
Unrealized loss on interest rate hedge	(550)	—	—
Comprehensive income	88,637	111,601	37,346
Less: Net loss attributable to noncontrolling interests	553	38	—
Comprehensive income attributable to the controlling interests	$89,190	$111,639	$37,346

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2012	66,437	$664	$1,145,515	$(354,122)	$—	$792,057	$4,086	$796,143
Net income attributable to the controlling interests	—	—	—	37,346	—	37,346	—	37,346
Contributions from noncontrolling interest	—	—	—	—	—	—	401	401
Dividends	—	—	—	(80,104)	—	(80,104)		(80,104)
Share grants, net of share grant amortization and forfeitures	94	1	5,659	—	—	5,660	—	5,660
Balance, December 31, 2013	66,531	665	1,151,174	(396,880)	—	754,959	4,487	759,446
Net income attributable to the controlling interests	—	—	—	111,639	—	111,639	—	111,639
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,784)	(1,784)
Contributions from noncontrolling interest	—	—	—	—	—	—	9	9
Dividends	—	—	—	(80,277)	—	(80,277)	—	(80,277)
Equity offerings, net of issuance costs	1,125	11	30,679	—	—	30,690	—	30,690
Share grants, net of share grant amortization and forfeitures	163	2	2,542	—	—	2,544	—	2,544
Balance, December 31, 2014	67,819	678	1,184,395	(365,518)	—	819,555	2,674	822,229
Net income attributable to the controlling interests	—	—	—	89,740	—	89,740	—	89,740
Net loss attributable to noncontrolling interests and deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,316)	(1,316)
Unrealized loss on interest rate hedge	—	—	—	—	(550)	(550)	—	(550)
Contributions from noncontrolling interest	—	—	—	—	—	—	5	5
Dividends	—	—	—	(82,003)	—	(82,003)	—	(82,003)
Equity offerings, net of issuance costs	184	2	5,213	—	—	5,215	—	5,215
Share grants, net of share grant amortization and forfeitures	188	2	3,690	—	—	3,692	—	3,692
Balance, December 31, 2015	68,191	$682	$1,193,298	$(357,781)	$(550)	$835,649	$1,363	$837,012

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$89,187	$111,601	$37,346
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(91,107)	(106,555)	(22,144)
Depreciation and amortization, including amounts in discontinued operations	108,935	96,011	97,901
Provision for losses on accounts receivable	1,368	1,402	3,772
Real estate impairment	5,909	—	—
Share-based compensation expense	5,112	4,995	6,246
Amortization of debt premiums, discounts and related financing costs	3,486	3,588	4,158
Loss on extinguishment of debt, net	119	—	2,737
Changes in other assets	(10,388)	(23,306)	(10,591)
Changes in other liabilities	(5,266)	(7,035)	(6,107)
Net cash provided by operating activities	107,355	80,701	113,318
Cash flows from investing activities
Real estate acquisitions, net	(151,682)	(194,536)	(48,200)
Capital improvements to real estate	(41,507)	(57,810)	(55,829)
Development in progress	(31,203)	(43,264)	(15,826)
Net cash received from sale of real estate	137,014	190,864	313,765
Real estate deposits, net	—	—	(3,900)
Cash held in replacement reserve escrows	(3,511)	(1,417)	—
Non-real estate capital improvements	(2,129)	(1,719)	(162)
Net cash (used in) provided by investing activities	(93,018)	(107,882)	189,848
Cash flows from financing activities
Line of credit borrowings, net	55,000	50,000	—
Principal payments – mortgage notes payable	(4,512)	(3,954)	(58,679)
Borrowing under construction loan	4,558	20,393	7,297
Notes payable repayments	(150,000)	(100,000)	(60,000)
Proceeds from term loan	150,000	—	—
Payment of financing costs	(5,095)	(742)	(843)
Dividends paid	(61,510)	(80,277)	(80,104)
Contributions from noncontrolling interests	5	9	401
Distributions to noncontrolling interests	—	(3,454)	—
Net proceeds from equity offerings	5,215	30,690	—
Net cash used in financing activities	(6,339)	(87,335)	(191,928)
Net increase (decrease) in cash and cash equivalents	7,998	(114,516)	111,238
Cash and cash equivalents at beginning of year	15,827	130,343	19,105
Cash and cash equivalents at end of year	$23,825	$15,827	$130,343
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$57,179	$58,023	$62,744
Cash paid for income taxes	$261	$156	$54
Increase in accrued capital improvements and development costs	$(4,229)	$(4,154)	$(328)
Dividends payable	$20,434	$—	$—
Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$100,861	$—
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2015, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
March 20, 2015	Country Club Towers	Multifamily	$30,277
September 9, 2015	1225 First Street (1)	Multifamily	—
October 21, 2015	Munson Hill Towers	Multifamily	51,395
December 14, 2015	Montgomery Village Center	Retail	7,981
		Total 2015 (2)	$89,653

January 21, 2014	Medical Office Portfolio Transactions III & IV (3)	Medical Office	$105,985
May 2, 2014	5740 Columbia Road	Retail	570
		Total 2014	$106,555

March 19, 2013	Atrium Building	Office	$3,195
November 2013	Medical Office Portfolio Transactions I & II (4)	Medical Office / Office	18,949
		Total 2013	$22,144
(1) Interest in land held for future development.

(2) Excludes gain related to parcel of land at Montrose Shopping Center condemned as part of an eminent domain taking action (see note 3 under "Properties Sold").

(3) Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

(4) 2440 M Street, 15001 Shady Grove Road, 15505 Shady Grove Road, 19500 at Riverside Park (formerly Lansdowne Medical Office Building), 9707 Medical Center Drive, CentreMed I and II, 8301 Arlington Boulevard, Sterling Medical Office Building, Shady Grove Medical Village II, Alexandria Professional Center, Ashburn Farm Office Park I, Ashburn Farm Office Park II, Ashburn Farm Office Park III, Woodholme Medical Office Building, two office properties (6565 Arlington Boulevard and Woodholme Center) and undeveloped land at 4661 Kenmore Avenue.

We reinvested a portion of the Medical Office Portfolio, Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges. Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of December 31,

2015 and 2014, our TRSs had no net deferred tax assets and net deferred tax liabilities of $0.7 million and $0.6 million, respectively. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation. During 2011, we recognized a $14.5 million impairment charge at Dulles Station, Phase II, a property held for future development included in one of our TRSs. The impairment charge created a deferred tax asset of $5.7 million at this TRS, but we have determined that it is more likely than not that this deferred tax asset will not be realized. We have therefore recorded a valuation allowance for the full amount of the deferred tax asset related to the impairment charge at Dulles Station, Phase II.

The following is a breakdown of the taxable percentage of our dividends for these years ended December 31, 2015, 2014 and 2013, (unaudited):

	2015	2014	2013
Ordinary income	78%	40%	62%
Return of capital	22%	52%	38%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	8%	—%
Capital gain	—%	—%	—%

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.
During 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") and Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, except for debt issuance costs associated with line of credit arrangements, which can continue to be recorded as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the new standards. The new standards are effective for public entities for fiscal years beginning after December 15, 2015 and for interim periods therein. Early adoption is permitted for financial statements that have not been previously issued. We early adopted these new standards as of December 31, 2015 and as such, the December 31, 2014 balance sheet has been recast. In implementing this standard, debt issuance costs associated with securing a revolving line of credit remain presented as an asset (included in Prepaid expenses and other assets in the consolidated balance sheets), regardless of whether a balance on the line of credit is outstanding.

The impact of implementation of ASU 2015-03 on our consolidated balance sheets is as follows (in thousands):

	December 31,
	2015	2014
Prepaid expenses and other assets (prior to adoption of ASU 2015-03)	$114,913	$121,082
Reclassification of debt issuance costs, excluding line of credit costs	(5,126)	(5,390)
Prepaid expenses and other assets (after adoption of ASU 2015-03)	$109,787	$115,692

Notes payable (prior to adoption of ASU 2015-03)	$747,638	$747,208
Reclassification of debt issuance costs	(4,457)	(4,059)
Notes payable (after adoption of ASU 2015-03)	$743,181	$743,149

Mortgage notes payable (prior to adoption of ASU 2015-03)	$418,721	$418,525
Reclassification of debt issuance costs	(669)	(1,331)
Mortgage notes payable (after adoption of ASU 2015-03)	$418,052	$417,194

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. GAAP requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. We are currently evaluating the impact the new standard may have on Washington REIT.

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail segments) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been given to the tenant.

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

Parking revenues are derived from leases, monthly parking agreements and transient parking. We recognize parking revenues from leases on a straight-line basis over the lease term and other parking revenues as earned.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment histories or financial conditions cast doubt upon the tenants’ abilities to perform under their lease obligations. When we determine the collection of a receivable to be doubtful in the same quarter that we established the receivable, we recognize the allowance for that receivable as an offset to real estate revenues. When we determine a receivable that was initially established in a prior quarter to be doubtful, we recognize the allowance as an operating expense in Other real estate expenses in the consolidated statements of income. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Our accounts receivable balances include $3.9 million and $4.4 million of notes receivable as of December 31, 2015 and 2014,

respectively.

Debt Issuance Costs

We amortize external debt issuance costs using the effective interest rate method or the straight-line method which approximates the effective interest rate method, over the estimated life of the related debt. We record debt issuance costs related to notes and mortgage notes, net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit on our consolidated balance sheets with Prepaid expenses and other assets, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

Deferred Leasing Costs

We capitalize and amortize costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. We record the amortization of deferred leasing costs in Depreciation and amortization on the consolidated statements of income. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense.

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

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest incurred on borrowing obligations and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease.

Real estate depreciation expense from continuing operations was $80.7 million, $71.4 million, $63.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total interest expense from continuing operations	$60,204	$61,927	$64,809
Capitalized interest	658	2,142	1,236
Interest expense from continuing operations, net of capitalized interest	$59,546	$59,785	$63,573

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2015 and 2014.

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We classify tenant origination costs as Income producing property on our consolidated balance sheets and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed, else the related value is expensed at that time. Should a tenant terminate its lease, we accelerate the amortization of the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease, over its new, shorter term.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$55,664	$41,138	$14,526	$56,327	$35,463	$20,864
Leasing commissions/absorption costs	97,678	75,014	22,664	93,729	60,289	33,440
Net lease intangible assets	19,655	12,434	7,221	19,724	9,495	10,229
Net lease intangible liabilities	34,027	23,444	10,583	34,027	20,974	13,053
Below-market ground lease intangible asset	12,080	1,524	10,556	12,080	1,335	10,745

Amortization of these combined components from continuing operations during the three years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$22,244	$19,854	$17,923
Real estate rental revenue, net decrease (increase)	538	456	(633)
	$22,782	$20,310	$17,290

Amortization of these combined components from continuing operations over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net decrease (increase)	Total
2016	$12,574	$372	$12,946
2017	8,860	(185)	8,675
2018	6,078	(668)	5,410
2019	3,572	(530)	3,042
2020	2,349	(321)	2,028

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria, which include: (a) senior management commits to and actively embarks upon a plan to sell the assets, (b) the sale is expected to be completed within one year under terms usual and customary for such sales and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider that a property has met these criteria when a sale of the property has been approved by the board of trustees, or a committee with authorization from the board of trustees, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Under ASU No. 2014-08, which we adopted as of January 1, 2014, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the consolidated statements of income if the dispositions represent a strategic shift that has (or will have) a major effect on our operations and financial results. Interest on debt that can be identified as specifically attributed to these properties is included in discontinued operations. If the dispositions do not represent a strategic shift that has (or will have) a major effect on our operations and financial results, then the revenues and expenses of the properties that are classified as sold or held for sale are presented as continuing operations in the consolidated statements of income for all periods presented. The provisions of ASU No. 2014-08 apply only to properties classified as held for sale or sold after our adoption date of January 1, 2014.

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options based on the treasury stock method and our performance share units under the contingently issuable method. The dilutive earnings per share calculation also considers our operating partnership units that were outstanding in 2013.

Stock Based Compensation

We currently maintain equity based compensation plans for trustees, officers and employees.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2015 and 2014, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2011 through 2015 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Derivatives

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and term loans bear interest at variable rates. Our interest rate risk management objectives are to minimize interest rate fluctuation on long-term indebtedness and limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate swaps we enter into are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument such as notional amounts, settlement dates, reset dates, calculation period and LIBOR do not perfectly match. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. When ineffectiveness of a cash flow hedge exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

NOTE 3: REAL ESTATE

As of December 31, 2015 and 2014, our real estate investment portfolio, at cost, consists of properties as follows (in thousands):

	December 31,
	2015	2014
Office	$1,554,334	$1,502,052
Retail	442,039	463,716
Multifamily	641,424	505,185
	$2,637,797	$2,470,953

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing tenant and consumer requirements.

As of December 31, 2015, no single property or tenant accounted for more than 10% of total assets or total real estate rental revenue.

We have properties under development and held for current or future development as of December 31, 2015. In the office segment, we have a redevelopment project to renovate Silverline Center. During the second quarter of 2015, we substantially completed major construction activities at Silverline Center and placed into service assets totaling $25.9 million. We will place into service the remaining assets totaling $10.2 million in 2016. We also have land for future potential development at Dulles Station, Phase II in Herndon, Virginia. In the multifamily segment, we have land held for future development adjacent to The Wellington, a multifamily property. During the fourth quarter of 2014, we substantially completed major construction activities at The Maxwell, a multifamily property, and placed into service assets totaling $31.3 million. During 2015, we placed into service the remaining assets totaling $19.2 million.

The cost of our real estate portfolio under development or held for future development as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Office	$18,711	$36,379
Retail	1,076	500
Multifamily	16,307	39,356
	$36,094	$76,235

Acquisitions

Our current strategy is to recycle legacy assets that lack the income growth potential we seek and to invest in high-quality assets with compelling value-add returns through redevelopment opportunities in our existing portfolio and acquisitions that meet our stringent investment criteria. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. Properties and land for development acquired during the three years ended December 31, 2015 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
July 1, 2015	The Wellington	Multifamily	711	N/A	$167,000

February 21, 2014	Yale West	Multifamily	216	N/A	$73,000
March 26, 2014	The Army Navy Club Building	Office	N/A	108,000	79,000
May 1, 2014	1775 Eye Street, NW	Office	N/A	185,000	104,500
October 1, 2014	Spring Valley Retail Center	Retail	N/A	75,000	40,500
		Total 2014	216	368,000	$297,000

October 1, 2013	The Paramount	Multifamily	135	N/A	$48,200

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2015 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Real estate rental revenue	$6,797	$16,260	$907
Net loss	(2,748)	(3,168)	(105)

As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.

We have recorded the total purchase price of the above acquisitions as follows (in thousands):

	2015	2014	2013
Land	$30,548	$104,403	$8,568
Land held for development	15,000	—	—
Buildings	116,563	172,671	37,930
Tenant origination costs	—	9,377	32
Leasing commissions/absorption costs	4,889	16,474	943
Net lease intangible assets	—	7,331	102
Net lease intangible liabilities	—	(8,323)	(117)
Fair value of assumed mortgage	—	(107,125)	—
Furniture, fixtures & equipment	—	932	742
Total	$167,000	$195,740	$48,200

The leasing commissions/absorption costs acquired in 2015 were fully amortized as of December 31, 2015.

The difference in the total contract price of $167.0 million for the 2015 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $166.7 million is primarily due to credits received at settlement totaling $0.3 million.

The difference in the total contract price of $297.0 million for the 2014 acquisitions and cash paid for the acquisitions per the consolidated statements of cash flows of $194.5 million is primarily due to the assumption of two mortgage notes secured by Yale West and The Army Navy Club Building for an aggregate $100.9 million and the payment of a $3.6 million deposit for Yale West in 2013, partially offset by a credit to the seller for building renovations at 1775 Eye Street, NW for $1.9 million.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2015 and 2014 as if the above described acquisition in 2015 had occurred on January 1, 2014. The pro forma adjustments include reclassifying costs related to the above-described acquisition to 2014. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the years ended December 31, 2015 and 2014. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2015	2014
Real estate revenues	$313,114	$302,120
Income from continuing operations	$96,735	$4,466
Net income	$96,735	$110,997
Diluted earnings per share	$1.41	$1.66

Noncontrolling Interests in Subsidiaries

In August 2007, we acquired a 0.8 acre parcel of land located at 4661 Kenmore Avenue, Alexandria, Virginia for future medical office development. The acquisition was funded by issuing operating partnership units in an operating partnership, which is a consolidated subsidiary of Washington REIT. This resulted in a noncontrolling ownership interest in this property based upon defined company operating partnership units at the date of purchase. In November 2013, 4661 Kenmore Avenue was sold as part of the Medical Office Portfolio (see "Properties Sold ") and in 2014, we distributed to the noncontrolling interest holder their share of the proceeds.

Variable Interest Entities

In November 2011, we executed a joint venture operating agreement with a real estate development company to develop a high-rise multifamily property at 1225 First Street in Alexandria, Virginia. Washington REIT and the real estate development company owned 95% and 5% of the joint venture, respectively. During the second quarter of 2015, we determined that we would not develop the property and began negotiations to sell our interest in the joint venture. We recognized a $5.9 million impairment charge for the second quarter of 2015 in order to reduce the carrying value of the property to its estimated fair value. We based this fair value on the contract sale price in the purchase and sale agreement. This fair valuation falls into Level 2 of the fair value hierarchy. During the third quarter of 2015, we sold our 95% interest in the joint venture for a contract sale price of $14.5 million and deconsolidated the entity, as this joint venture had previously been consolidated as Washington REIT was the primary beneficiary of the VIE.

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

We have determined that The Maxwell joint venture is a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. As of December 31, 2015, $32.2 million was outstanding on The Maxwell's construction loan. We also determined that Washington REIT was the primary beneficiary of the VIE due to the fact that Washington REIT was determined to have a controlling financial interest in the entity.

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of December 31, 2014, the land and capitalized development costs for 1225 First Street totaled $20.8 million.

As of December 31, 2015 and 2014, The Maxwell's assets were as follows (in thousands):

	December 31,
	2015	2014
Land	$12,851	$12,851
Income producing property	37,791	18,432
Accumulated depreciation and amortization	(2,347)	—
Properties under development or held for future development	—	17,947
Other assets	1,188	—
	$49,483	$49,230

As of December 31, 2015 and 2014, The Maxwell's liabilities were as follows (in thousands):

	December 31,
	2015	2014
Mortgage notes payable, net	$32,214	$27,690
Accounts payable and other liabilities	256	2,196
Tenant security deposits	82	17
	$32,552	$29,903

Subsequent to the end of 2015, Washington REIT exercised its right to purchase without penalty The Maxwell's construction loan from the original third-party lender. Upon the purchase, the loan became an intercompany payable from the consolidated VIE to Washington REIT that is eliminated in consolidation.

Properties Sold

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

During the second quarter of 2015, 15,000 square feet of land at Montrose Shopping Center, a retail property in Rockville, Maryland, was condemned as part of an eminent domain taking action. The taken land was at the periphery of the property and its taking did not impact the property's operations. We received $2.0 million as compensation for the taken land, and recognized a $1.4 million gain on sale of real estate during the second quarter of 2015.

We sold our interests in the following properties during the three years ended December 31, 2015:

Disposition Date	Property	Segment	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
March 20, 2015	Country Club Towers (1)	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (1), (2)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers (1)	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center (1)	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

January 21, 2014	Medical Office Portfolio Transactions III & IV (3)	Medical Office	N/A	427,000	$193,561	$105,985
May 2, 2014	5740 Columbia Road (1)	Retail	N/A	3,000	1,600	570
		Total 2014	N/A	430,000	$195,161	$106,555

March 19, 2013	Atrium Building	Office	N/A	79,000	$15,750	$3,195
Various	Medical Office Portfolio Transactions I & II	Medical Office/ Office	N/A	1,093,000	307,189	18,949
		Total 2013	N/A	1,172,000	$322,939	$22,144
(1) These properties are classified as continuing operations. All other sold properties are classified as discontinued operations.
(2) Interest in land held for future development.
(3) These properties were initially classified as held for sale during 2013.

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

The impact of the sale of our medical office segment on revenues and net income is summarized as follows (in thousands, except per share data):

	Year Ending December 31,
	2015	2014	2013
Real estate revenues	$—	$892	$41,012
Net income	—	546	14,044
Basic and diluted net income per share	—	0.01	0.21

Income from properties classified as discontinued operations for the three years ended December 31, 2015 was as follows (in thousands):

	Year Ending December 31,
	2015	2014	2013
Revenues	$—	$892	$45,791
Property expenses	—	(346)	(17,039)
Depreciation and amortization	—	—	(12,161)
Interest expense	—	—	(1,196)
	$—	$546	$15,395

Income from properties classified as discontinued operations by property or disposal group for the three years ended December 31, 2015 was as follows (in thousands):

		Year Ending December 31,
Property	Segment	2015	2014	2013
Atrium Building	Office	$—	$—	$185
Medical Office Portfolio	Medical/Office	—	546	15,210
		$—	$546	$15,395

NOTE 4: MORTGAGE NOTES PAYABLE

As of December 31, 2015 and 2014, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2015	2014	Payoff Date/Maturity Date
Army Navy Club Building	3/26/2014	3.18%	$50,750	$51,844	5/1/2017
Yale West (3)	2/21/2014	3.75%	47,502	47,903	1/31/2022
The Maxwell (4)	2/21/2013	2.27%	32,248	27,690	1/27/2016
John Marshall II (5)	9/15/2011	5.79%	51,011	51,810	2/8/2016
Olney Village Center	8/30/2011	4.94%	16,503	18,053	10/1/2023
Kenmore Apartments	2/2/2009	5.37%	33,637	34,305	3/1/2019
2445 M Street (6)	12/2/2008	7.25%	101,866	101,866	1/6/2017
3801 Connecticut Avenue, Walker House and Bethesda Hill (7)	5/29/2008	5.71%	81,029	81,029	6/1/2016
			414,546	414,500
Premiums and discounts, net			4,175	4,025
Debt issuance costs, net			(669)	(1,331)
			$418,052	$417,194

(1) Each of these mortgages was assumed with the acquisition of the collateralized properties, except for the mortgage notes secured by 3801 Connecticut Avenue, Walker House, Bethesda Hill, Kenmore Apartments, and the construction loan secured by the development project at The Maxwell, which were originally executed by Washington REIT. We record mortgages assumed in an acquisition at fair value.

(2) Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.

(3) The maturity date of the mortgage note is January 1, 2052, but can be prepaid, without penalty, beginning on January 31, 2022.

(4) Interest rate on The Maxwell construction loan was variable, based on LIBOR plus 2.0%. Interest and principal was payable monthly starting March 2016 until the extended maturity date of February 20, 2017, upon which all unpaid principal and interest were payable in full. In January 2016, Washington REIT exercised its right to purchase the construction loan without penalty from the lender (see note 3, under "Variable Interest Entities").

(5) The note was prepaid without penalty in February 2016.

(6) Interest only is payable monthly until the maturity date upon which all unpaid principal and interest are payable in full. The maturity date of the mortgage note is January 6, 2017, but can be prepaid, without penalty, beginning on October 6, 2016.

(7) Interest only is payable monthly until the maturity date, which can be extended for one year upon which the interest rate is reset on June 1, 2016. At maturity on June 1, 2017, all unpaid principal and interest are payable in full.

Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $619.4 million and $607.8 million at December 31, 2015 and 2014, respectively.

Scheduled principal payments subsequent to December 31, 2015 are as follows (in thousands):

2016	$168,195
2017	154,436
2018	3,135
2019	33,909
2020	2,659
Thereafter	52,212
$414,546

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

During the second quarter of 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 (“Prior Credit Facility No. 1”) and our $400.0 million unsecured line of credit maturing in July 2016 (“Prior Credit Facility No. 2”), and executed a new $600.0 million unsecured credit agreement ("New Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The New Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. We utilized a portion of the New Credit Facility's accordion feature in September 2015, as discussed in note 6.

The amount of the New Credit Facility unused and available at December 31, 2015 was as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(105,000)
Letters of credit issued (1)	(15,474)
Unused and available	$479,526

We executed borrowings and repayments on the unsecured lines of credit during 2015 as follows (in thousands):

	Prior Credit Facility No. 1	Prior Credit Facility No. 2	New Credit Facility
Balance at December 31, 2014	$5,000	$45,000	$—
Borrowings	3,000	150,000	445,000
Repayments	(8,000)	(195,000)	(340,000)
Balance at December 31, 2015	$—	$—	$105,000

The New Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the one month LIBOR market index rate plus 1.0%. As of December 31, 2015, the interest rate on the facility is one month LIBOR plus 1.0% and the one month LIBOR was 0.43%.

All outstanding advances for the New Credit Facility are due and payable upon maturity in June 2019, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis. In addition, the New Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600 million committed capacity, without regard to usage. As of December 31, 2015, the facility fee is 0.20%.

For the three years ended December 31, 2015, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense (excluding facility fees)	$2,266	$196	$867
Facility fees	1,241	1,267	1,267

The unsecured credit facilities contain certain financial and non-financial covenants, all of which we have met as of December 31, 2015 and 2014. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2015 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2015	2014	2013
Total revolving credit facilities at December 31	$600,000	$500,000	$500,000
Borrowings outstanding at December 31	105,000	50,000	—
Weighted average daily borrowings during the year	167,573	12,849	61,548
Maximum daily borrowings during the year	350,000	55,000	135,000
Weighted average interest rate during the year	1.35%	1.53%	1.41%
Weighted average interest rate on borrowings outstanding at December 31	1.36%	1.37%	N/A

The covenants under our line of credit agreements require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed into law and extended the program through December 31, 2020.

NOTE 6: NOTES PAYABLE

Our unsecured notes outstanding as of December 31, 2015 were as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	4.95%	5.05%	$250,000	10/1/2020
Term Loan	1 Month LIBOR + 110 basis points	2.72%	150,000	3/15/2021
10 Year Unsecured Notes	3.95%	4.02%	300,000	10/15/2022
30 Year Unsecured Notes	7.25%	7.36%	50,000	2/25/2028
Total principal			750,000
Premiums and discounts, net			(2,362)
Deferred issuance costs, net			(4,457)
Total			$743,181

(1) Yield on issuance date, including the effects of discounts on the notes.
(2) No principal amounts are due prior to maturity.

We extinguished $150.0 million of our 5.35% unsecured notes on their maturity date of May 1, 2015.

On September 15, 2015, we entered into a $150.0 million unsecured term loan by executing a portion of the accordion feature under the New Credit Facility (see note 5). The term loan has a 5.5 year term and an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT's current unsecured debt ratings. We entered into interest rate swaps to effectively fix the interest rate at 2.7% (see note 7).

The required principal payments for the remaining years subsequent to December 31, 2015 are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	250,000
Thereafter	500,000
$750,000

Interest on these notes is payable semi-annually, except for the term loan, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2015. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our term loan (see note 6) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive loss. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for 2015 and hedge ineffectiveness did not impact earnings in 2015. We had no derivative instruments outstanding as of December 31, 2014.

The fair value and balance sheet locations of the interest rate swaps as of December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014
Accounts payable and other liabilities	$550	$—

The interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive loss, as follows (in thousands):

	Year Ending December 31,
	2015	2014	2013
Unrealized loss on interest rate hedge	$(550)	$—	$—

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that $1.4 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2015, the fair value of derivatives is in a net liability position of $0.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2015, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2015, we could have been required to settle our obligations under the agreements at their termination value of $0.6 million.

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

The only assets or liabilities we had at December 31, 2015 and 2014 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

We base the valuations related to the SERP on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy.

The fair values of these assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,408	$—	$1,408	$—	$2,778	$—	$2,778	$—
Liabilities:
Derivatives	550	—	550	—	—	—	—	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2015 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2015.

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

Debt

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding and capital improvements. The lines of credit advances are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of December 31, 2015 and 2014, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,825	$23,825	$15,827	$15,827
Restricted cash	13,383	13,383	10,299	10,299
2445 M Street note receivable	3,849	4,275	4,404	5,113
Mortgage notes payable	418,052	426,693	417,194	433,762
Lines of credit payable	105,000	105,000	50,000	50,000
Notes payable	743,181	753,816	743,149	782,042

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2015 and 2014.

Short-Term Incentive Plan ("STIP")

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

Long-Term Incentive Plan ("LTIP")

Under the LTIP, executive officers earn awards payable, 75% in unrestricted shares and 25% in restricted shares, based on a percentage of salary and the achievement of certain market conditions. LTIP performance is evaluated based 50% on absolute total shareholder return (“TSR”) and 50% on relative TSR over a three-year evaluation period with a new three-year period initiating under the existing plan each year. The officers' total award opportunities under the LTIP stated as a percentage of base salary ranges from 80% to 150% at target level. The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period. In addition, during the transition period from the prior LTIP in 2014, the Board of Trustees awarded similar transition awards with defined performance periods of one and two years and modified vesting to account for the transition.

We recognize compensation expense ratably (over three years for the 75% unrestricted shares and over four years for the 25% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the officer LTIP awards. The market condition performance measurement is based on total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of 15 peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to the peer companies, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Washington REIT and each of the peer companies. The assumptions used to value the officer LTIP awards were as follows:

	2015 Awards	2014 Awards
Expected volatility (1)	17.2 - 17.5%	23.2%
Risk-free interest rate (2)	1.0 - 1.1%	0.8%
Expected term (3)	3 and 4 years	3 and 4 years
Share price at grant date	$27.66 - $27.76	$24.08
(1) Expected volatility based upon historical volatility of our daily closing share price.
(2) Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3) Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2015 ranged from approximately 36% to 69% for the 50% of the LTIP based on relative TSR and from 15% to 29% for the 50% of the LTIP based on absolute TSR.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2014 ranged from approximately 35% to 67% for the 50% of the LTIP based on relative TSR and from 20% to 38% for the 50% of the LTIP based on absolute TSR. For the one-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the one-year performance period that commenced in 2014 ranged from approximately 11% to 20% for the 50% of the LTIP based on relative TSR and from 10% to 20% for the 50% of the LTIP based on absolute TSR. For the two-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the two-year performance period that commenced in 2014 ranged from approximately 23% to 43% for the 50% of the LTIP based on relative TSR and from 16% to 30% for the 50% of the LTIP based on absolute TSR.

Other officers and other employees earn restricted share unit awards under the LTIP based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years from December 15 preceding the grant date based upon continued employment. We initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award's key terms and conditions are known and the grant date is established. We recognize compensation expense for these awards according to a graded vesting schedule over the four-year requisite service period.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000, $55,000 and $55,000 for the each of three years ended December 31, 2015, respectively.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2015 for all share based awards was $5.1 million, $5.0 million and $6.2 million, respectively. The stock-based compensation expense for 2015 is net of $0.6 million of capitalized stock-based compensation expense. Prior year amounts were not material.

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

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2015 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2012	149,803	$27.37
Granted	141,609	26.30
Vested during year	(158,657)	26.66
Forfeited	(2,940)	27.80
Unvested at December 31, 2013	129,815	27.06
Granted	210,817	23.93
Vested during year	(236,498)	25.06
Forfeited	(10,467)	25.80
Unvested at December 31, 2014	93,667	25.22
Granted	251,642	27.80
Vested during year	(212,856)	27.18
Forfeited	(26,309)	26.77
Unvested at December 31, 2015	106,144	27.71

The total fair value of share grants vested for each of the three years ended December 31, 2015 was $5.8 million, $6.1 million and $3.8 million, respectively.

As of December 31, 2015, the total compensation cost related to non-vested share awards not yet recognized was $1.8 million, which we expect to recognize over a weighted average period of 20 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in 2015 and 2014 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	2015 Awards		2014 Awards
	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$191	$634	$458	$1,376
Absolute TSR	76	254	327	921

The unamortized value of these awards with market conditions as of December 31, 2015 was as follows (in thousands):

	2015 Awards		2014 Awards
	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$144	$383	$161	$—
Absolute TSR	57	153	111	—

NOTE 10: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2015, we made contributions to the 401(k) plan of $0.5 million, $0.4 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the Board of Trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of Washington REIT. The deferred compensation liability was $1.7 million and $1.6 million at

December 31, 2015 and 2014, respectively.

In November 2005, the Board of Trustees approved the establishment of a Supplemental Executive Retirement Plan (“SERP”) for the benefit of officers, other than the former CEO. This is a defined contribution plan under which, upon a participant's termination of employment from Washington REIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2015 and 2014, the accrued benefit liability was $1.4 million and $2.8 million, respectively. For each of the three years ended December 31, 2015, we recognized current service cost of $0.3 million.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of employee stock options (prior to their expiration at December 31, 2014) based on the treasury stock method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method. The dilutive earnings per share calculation also considers operating partnership units for the year ended December 31, 2013 under the if-converted method. We had no operating partnership units as of December 31, 2015 and 2014. We had a loss from continuing operations for the year ended December 31, 2013 and therefore diluted earnings per share is calculated in the same manner as basic earnings per share for that year.

The computation of basic and diluted earnings per share for the three years ended December 31, 2015 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$89,187	$5,070	$(193)
Net loss attributable to noncontrolling interests	553		—
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	(269)	5	—
Adjusted income (loss) from continuing operations attributable to the controlling interests	89,471	5,075	(193)
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	106,531	37,539
Net loss attributable to noncontrolling interests		38	—
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	—	(322)	(415)
Adjusted income from discontinued operations attributable to the controlling interests	—	106,247	37,124
Adjusted net income attributable to the controlling interests	$89,471	$111,322	$36,931
Denominator:
Weighted average shares outstanding – basic	68,177	66,795	66,580
Effect of dilutive securities:
Employee stock options and restricted share awards	133	42	—
Weighted average shares outstanding – diluted	68,310	66,837	66,580

Earnings per common share, basic:
Continuing operations	$1.31	$0.08	$—
Discontinued operations	—	1.59	0.55
	$1.31	$1.67	$0.55
Earnings per common share, diluted:
Continuing operations	$1.31	$0.08	$—
Discontinued operations	—	1.59	0.55
	$1.31	$1.67	$0.55

Dividends declared per common share	$1.20	$1.20	$1.20

NOTE 12: RENTALS UNDER OPERATING LEASES

As of December 31, 2015, non-cancelable commercial operating leases provide for minimum rental income were as follows (in thousands):

2016	$194,033
2017	175,606
2018	150,901
2019	134,234
2020	115,195
Thereafter	307,971
$1,077,940

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2015 was $34.6 million, $31.6 million and $26.8 million, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2015, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.
Litigation
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.
Other
At December 31, 2015, we had a $15.5 million letter of credit issued under our New Credit Facility.

NOTE 14: SEGMENT INFORMATION

We evaluate real estate performance and allocate resources by property type and have three reportable segments: office, multifamily, and retail. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region. Retail properties are typically grocery store anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants.

Real estate rental revenue as a percentage of the total for each of the reportable operating segments in continuing operations for the three years ended December 31, 2015 was as follows:

	Year Ended December 31,
	2015	2014	2013
Office	57%	57%	58%
Multifamily	22%	22%	21%
Retail	21%	21%	21%

The percentage of total income producing real estate assets, at cost, for each of the reportable operating segments in continuing operations as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Office	59%	61%
Multifamily	24%	20%
Retail	17%	19%

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2015 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$174,378	$63,507	$68,542	$—	$306,427
Real estate expenses	67,228	15,606	29,400	—	112,234
Net operating income	$107,150	$47,901	$39,142	$—	$194,193
Depreciation and amortization					(108,935)
General and administrative					(20,257)
Real estate impairment					(5,909)
Acquisition costs					(2,056)
Interest expense					(59,546)
Other income					709
Gain on sale of real estate					91,107
Loss on extinguishment of debt					(119)
Net income					89,187
Less: Net loss attributable to noncontrolling interests					553
Net income attributable to the controlling interests					$89,740
Capital expenditures	$29,745	$3,897	$7,865	$2,129	$43,636
Total assets	$1,265,570	$354,123	$529,773	$41,702	$2,191,168

	Year Ended December 31, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$166,116	$60,263	$62,258	$—	$288,637
Real estate expenses	63,903	14,022	25,770	—	103,695
Net operating income	$102,213	$46,241	$36,488	$—	$184,942
Depreciation and amortization					(96,011)
General and administrative					(19,761)
Acquisition costs					(5,710)
Interest expense					(59,785)
Other income					825
Gain on sale of real estate					570
Discontinued operations:
Income from properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					111,601
Less: Net income attributable to noncontrolling interests					38
Net income attributable to the controlling interests					$111,639
Capital expenditures	$43,128	$5,496	$9,186	$1,719	$59,529
Total assets	$1,283,950	$385,074	$408,114	$31,179	$2,108,317

	Year Ended December 31, 2013
	Office	Medical Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$152,339	$—	$56,189	$54,496	$—	$263,024
Real estate expenses	57,293	—	13,768	22,232	—	93,293
Net operating income	$95,046	$—	$42,421	$32,264	$—	$169,731
Depreciation and amortization						(85,740)
General and administrative						(17,535)
Acquisition costs						(1,265)
Interest expense						(63,573)
Other income						926
Loss on extinguishment of debt						(2,737)
Discontinued operations:
Income from properties sold or held for sale						15,395
Gain on sale of real estate						22,144
Net income						37,346
Less: Net income attributable to noncontrolling interests						—
Net income attributable to the controlling interests						$37,346
Capital expenditures	$37,777	$3,695	$4,204	$10,153	$162	$55,991
Total assets	$1,073,055	$84,001	$344,084	$308,123	$160,080	$1,969,343

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2015 and 2014 were as follows (in thousands, except for per share data):

	Quarter(1), (2), (3)
	First	Second	Third	Fourth
2015
Real estate rental revenue	$74,856	$74,226	$78,243	$79,102
Net income	$29,398	$(2,886)	$580	$62,095
Net income (loss) attributable to the controlling interests	$29,506	$(2,546)	$647	$62,133
Net income (loss) per share
Basic	$0.43	$(0.04)	$0.01	$0.91
Diluted	$0.43	$(0.04)	$0.01	$0.91
2014
Real estate rental revenue	$68,611	$72,254	$73,413	$74,359
(Loss) income from continuing operations	$(2,265)	$1,368	$3,658	$2,309
Income from operations of properties sold or held for sale - medical office segment	$546	$—	$—	$—
Net income	$104,554	$1,080	$3,658	$2,309
Net income attributable to the controlling interests	$104,554	$1,087	$3,668	$2,330
(Loss) income from continuing operations per share
Basic	$(0.04)	$0.02	$0.05	$0.03
Diluted	$(0.04)	$0.02	$0.05	$0.03
Net income per share
Basic	$1.56	$0.02	$0.05	$0.03
Diluted	$1.56	$0.02	$0.05	$0.03

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The first, second and fourth quarters of 2015 include gains on sale of real estate classified as continuing operations of $30.3 million, $1.5 million and $59.4 million, respectively. The first quarter of 2014 includes gain on the sale of real estate in discontinued operations of $106.0 million.

(3)	The second quarter of 2015 includes a real estate impairment of $5.9 million.

NOTE 16: SHAREHOLDERS' EQUITY

During the second quarter of 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue any shares under the Equity Distribution Agreements during 2015.

The Equity Distribution Agreements replace Washington REIT’s prior sales agency financing agreement ("Prior ATM") with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. During 2015 and 2014, Washington REIT issued 0.2 million and 1.1 million common shares, respectively, at a weighted average price of $28.34 and $27.86, respectively, for net proceeds of $5.2 million and $30.7 million, respectively. We did not issue any shares under the Prior ATM in 2013.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. We issued no shares under this program during three years ended December 31, 2015.

NOTE 17: DEFERRED COSTS

As of December 31, 2015 and 2014, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	59,382	22,897	36,485	50,943	18,351	32,592
Deferred leasing incentives	18,701	6,066	12,635	14,194	3,605	10,589

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives from continuing operations for the three years ended December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred leasing costs amortization	5,983	4,699	4,279
Deferred leasing incentives amortization	2,848	1,704	980

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts
2015	$3,392	$1,368	$(2,463)	$2,297
2014	$6,783	$1,402	$(4,793)	$3,392
2013	$10,443	$3,531	$(7,191)	$6,783
Valuation allowance for deferred tax assets
2015	$5,714	$—	$(9)	$5,705
2014	$5,741	$—	$(27)	$5,714
2013	$5,773	$—	$(32)	$5,741

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2015			Accumulated Depreciation at December 31, 2015
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue (a)	Washington, DC	$420,000	$2,678,000	$12,961,000	$420,000	$15,639,000	$16,059,000	$9,901,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	11,738,000	336,000	13,734,000	14,070,000	8,886,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	11,270,000	287,000	12,924,000	13,211,000	8,901,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean	Virginia	4,356,000	17,102,000	17,835,000	4,356,000	34,937,000	39,293,000	22,176,000	1982	Aug 1996	274,000	256	30 years
Walker House Apartments (a)	Maryland	2,851,000	7,946,000	7,042,000	2,851,000	14,988,000	17,839,000	10,197,000	1971	Mar 1996	157,000	212	30 years
Bethesda Hill Apartments (a)	Maryland	3,900,000	13,412,000	12,733,000	3,900,000	26,145,000	30,045,000	16,650,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	80,036,000	4,774,000	79,040,000	83,814,000	29,053,000	2007	Feb 2001	214,000	224	28 years
The Clayborne	Virginia	269,000	—	30,754,000	699,000	30,324,000	31,023,000	12,616,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	28,222,000	33,955,000	10,679,000	28,222,000	44,634,000	72,856,000	10,436,000	1948	Sep 2008	268,000	374	30 years
The Maxwell (a)	Virginia	12,787,000	—	37,854,000	12,851,000	37,790,000	50,641,000	2,347,000	2014	Jun 2011	139,000	163	30 years
The Paramount	Virginia	8,568,000	38,716,000	1,408,000	8,568,000	40,124,000	48,692,000	3,894,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	245,000	14,684,000	62,314,000	76,998,000	4,196,000	2011	Feb 2014	173,000	216	30 years
The Wellington	Virginia	30,548,000	116,563,000	420,000	30,548,000	116,983,000	147,531,000	1,947,000	1960	Jul 2015	842,000	711	30 years
The Wellington Land Parcel (g)	Virginia	15,000,000	—	659,000	—	15,659,000	15,659,000	—	n/a	Jul 2015	—	n/a	n/a
		$125,089,000	$297,008,000	$235,634,000	$112,496,000	$545,235,000	$657,731,000	$141,200,000			3,014,000	3,258
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$17,253,000	$892,000	$20,734,000	$21,626,000	$15,589,000	1960	May 1977	101,000		28 years
51 Monroe Street	Maryland	840,000	10,869,000	28,634,000	840,000	39,503,000	40,343,000	29,387,000	1975	Aug 1979	224,000		41 years
515 King Street	Virginia	4,102,000	3,931,000	6,022,000	4,102,000	9,953,000	14,055,000	5,416,000	1966	Jul 1992	75,000		50 years
6110 Executive Boulevard	Maryland	4,621,000	11,926,000	16,383,000	4,621,000	28,309,000	32,930,000	19,283,000	1971	Jan 1995	203,000		30 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	15,868,000	7,802,000	27,235,000	35,037,000	13,982,000	1976	Nov 1995	104,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	26,685,000	6,661,000	43,427,000	50,088,000	20,180,000	1973	Oct 1997	168,000		30 years
Silverline Center (f)	Virginia	12,049,000	71,825,000	84,849,000	12,049,000	156,674,000	168,723,000	69,796,000	1972	Nov 1997	531,000		30 years
600 Jefferson Plaza	Maryland	2,296,000	12,188,000	7,040,000	2,296,000	19,228,000	21,524,000	10,822,000	1985	May 1999	113,000		30 years
Wayne Plaza	Maryland	1,564,000	6,243,000	9,295,000	1,564,000	15,538,000	17,102,000	8,738,000	1970	May 2000	99,000		30 years
Courthouse Square	Virginia	—	17,096,000	8,390,000	—	25,486,000	25,486,000	13,084,000	1979	Oct 2000	116,000		30 years
One Central Plaza	Maryland	5,480,000	39,107,000	17,905,000	5,480,000	57,012,000	62,492,000	30,982,000	1974	Apr 2001	267,000		30 years
1776 G Street	Washington, DC	31,500,000	54,327,000	5,774,000	31,500,000	60,101,000	91,601,000	27,965,000	1979	Aug 2003	265,000		30 years
Dulles Station, Phase II (f)	Virginia	15,001,000	494,000	(3,400,000)	484,000	11,611,000	12,095,000	515,000	n/a	Dec 2005	—		n/a
West Gude	Maryland	11,580,000	43,240,000	12,277,000	11,580,000	55,517,000	67,097,000	20,184,000	1984	Aug 2006	277,000		30 years
Monument II	Virginia	10,244,000	65,205,000	8,089,000	10,244,000	73,294,000	83,538,000	22,406,000	2000	Mar 2007	208,000		30 years
2000 M Street	Washington, DC	—	61,101,000	21,541,000	—	82,642,000	82,642,000	24,244,000	1971	Dec 2007	231,000		30 years
2445 M Street (a)	Washington, DC	46,887,000	106,743,000	6,163,000	46,887,000	112,906,000	159,793,000	31,690,000	1986	Dec 2008	290,000		30 years
925 Corporate Drive	Virginia	4,518,000	24,801,000	940,000	4,518,000	25,741,000	30,259,000	7,475,000	2007	Jun 2010	134,000		30 years
1000 Corporate Drive	Virginia	4,897,000	25,376,000	(357,000)	4,898,000	25,018,000	29,916,000	6,824,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	12,102,000	25,226,000	62,597,000	87,823,000	13,120,000	1966	Jan 2011	183,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	2,875,000	17,505,000	24,194,000	41,699,000	5,696,000	1988	Mar 2011	135,000		30 years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2015			Accumulated Depreciation at December 31, 2015
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Braddock Metro Center	Virginia	18,817,000	71,250,000	10,943,000	18,818,000	82,192,000	101,010,000	16,263,000	1985	Sep 2011	350,000		30 years
John Marshall II (a)	Virginia	13,490,000	53,024,000	2,145,000	13,490,000	55,169,000	68,659,000	9,531,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	3,722,000	17,750,000	33,607,000	51,357,000	5,835,000	1988	Jun 2012	143,000		30 years
Army Navy Club Bldg (a)	Washington, DC	30,796,000	39,315,000	1,903,000	30,796,000	41,218,000	72,014,000	3,831,000	1912	Mar 2014	108,000		30 years
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	4,976,000	48,086,000	56,050,000	104,136,000	4,424,000	1964	May 2014	185,000		30 years
		$342,605,000	$902,423,000	$328,017,000	$328,089,000	$1,244,956,000	$1,573,045,000	$437,262,000			4,869,000

Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$281,000	$415,000	$1,365,000	$1,780,000	$1,191,000	1962	Jul 1963	51,000	50 years
Westminster	Maryland	519,000	1,775,000	9,802,000	519,000	11,577,000	12,096,000	7,268,000	1969	Sep 1972	150,000	37 years
Concord Centre	Virginia	413,000	850,000	5,456,000	413,000	6,306,000	6,719,000	3,191,000	1960	Dec 1973	76,000	33 years
Wheaton Park	Maryland	796,000	857,000	4,665,000	796,000	5,522,000	6,318,000	3,748,000	1967	Sep 1977	74,000	50 years
Bradlee Shopping Center	Virginia	4,152,000	5,383,000	10,941,000	4,152,000	16,324,000	20,476,000	10,793,000	1955	Dec 1984	171,000	40 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	5,539,000	1,549,000	9,843,000	11,392,000	6,621,000	1975	Sep 1985	50,000	50 years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	14,687,000	5,838,000	17,666,000	23,504,000	6,631,000	1960	Jun 1994	134,000	50 years
Frederick County Square	Maryland	6,561,000	6,830,000	4,782,000	6,561,000	11,612,000	18,173,000	7,349,000	1973	Aug 1995	227,000	30 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	5,944,000	2,904,000	11,433,000	14,337,000	4,761,000	1951	Jun 1998	46,000	30 years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	2,435,000	13,029,000	27,850,000	40,879,000	12,855,000	2000	Jun 2002	332,000	30 years
Frederick Crossing	Maryland	12,759,000	35,477,000	2,242,000	12,759,000	37,719,000	50,478,000	14,430,000	1999	Mar 2005	295,000	30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	940,000	4,928,000	13,965,000	18,893,000	4,785,000	1972	May 2006	84,000	30 years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	1,860,000	11,020,000	24,862,000	35,882,000	8,490,000	1970	May 2006	145,000	30 years
Gateway Overlook	Maryland	28,816,000	52,249,000	370,000	29,110,000	52,325,000	81,435,000	13,734,000	2007	Dec 2010	220,000	30 years
Olney Village Center (a)	Maryland	15,842,000	39,133,000	1,836,000	15,842,000	40,969,000	56,811,000	6,731,000	1979	Aug 2011	199,000	30 years
Spring Valley Retail Center	Washington, DC	10,836,000	32,238,000	868,000	10,836,000	33,106,000	43,942,000	1,568,000	1941	Oct 2014	75,000	30 years
		$120,969,000	$249,498,000	$72,648,000	$120,671,000	$322,444,000	$443,115,000	$114,146,000			2,329,000

Total	$588,663,000	1,448,929,000	$636,299,000	$561,256,000	$2,112,635,000	$2,673,891,000	$692,608,000	10,212,000	3,258

(a) At December 31, 2015, our properties were encumbered by non-recourse mortgage amounts as follows: $35.4 million on 3801 Connecticut Avenue, $16.5 million on Walker House, $29.1 million on Bethesda Hill, $33.6 million million on The Kenmore, $100.6 million on 2445 M Street, $50.1 million on John Marshall II, and $17.3 million on Olney Village Center, $51.9 million on Yale West, and $51.0 million on The Amy Navy Club Building. The Maxwell was encumbered by a construction loan with a 32.2 million million balance at December 31, 2015.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2015, total land, buildings and improvements are carried at $2,071.6 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2015, Washington REIT had under development an office project with 360,000 square feet of office space and a parking garage to be developed in Herndon, VA (Dulles Station, Phase II). The value not yet placed in service of Dulles Station, Phase II at December 31, 2015 was $8.5 million. $3.6 million of Dulles Station, Phase II was placed into service upon the completion of a portion of the parking garage structure. Additionally, Washington REIT had investments in various development or redevelopment projects, including Silverline Center. The value of this redevelopment not yet placed in service is $10.2 million at December 31, 2015.

g) As of December 31, 2015, Washington REIT had under development a multifamily property in Arlington, Virginia. The value not yet placed into service at December 31, 2015 was $15.7 million.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2015 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Real estate assets
Balance, beginning of period	$2,547,188	$2,289,509	$2,529,131
Additions:
Property acquisitions (1)	162,702	289,140	47,444
Improvements (1)	50,954	98,250	71,127
Deductions:
Impairment write-down	(5,909)	—	—
Write-off of disposed assets	(3,291)	(2,857)	(2,017)
Property sales	(77,753)	(126,854)	(356,176)
Balance, end of period	$2,673,891	$2,547,188	$2,289,509
Accumulated depreciation
Balance, beginning of period	$640,434	$611,408	$610,536
Additions:
Depreciation	86,536	77,741	80,510
Deductions:
Impairment write-down	—	—	—
Write-off of disposed assets	(2,408)	(2,549)	(1,404)
Property sales	(31,954)	(46,166)	(78,234)
Balance, end of period	$692,608	$640,434	$611,408

(1) Includes non-cash accruals for capital items and assumed mortgages.