Form 10-Q
period 2016-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2016-04-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of April 26, 2016, 68,326,177 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statement of Shareholders' Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2015 included in Washington Real Estate Investment Trust’s 2015 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Land	$561,256	$561,256
Income producing property	2,095,306	2,076,541
	2,656,562	2,637,797
Accumulated depreciation and amortization	(714,689)	(692,608)
Net income producing property	1,941,873	1,945,189
Properties under development or held for future development	27,313	36,094
Total real estate held for investment, net	1,969,186	1,981,283
Cash and cash equivalents	23,575	23,825
Restricted cash	9,889	13,383
Rents and other receivables, net of allowance for doubtful accounts of $2,399 and $2,297, respectively	63,863	62,890
Prepaid expenses and other assets	118,790	109,787
Total assets	$2,185,303	$2,191,168
Liabilities
Notes payable, net	$743,475	$743,181
Mortgage notes payable, net	333,853	418,052
Lines of credit	215,000	105,000
Accounts payable and other liabilities	56,348	45,367
Dividend payable	—	20,434
Advance rents	11,589	12,744
Tenant security deposits	9,604	9,378
Total liabilities	1,369,869	1,354,156
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 68,326 and 68,191 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	683	682
Additional paid in capital	1,193,750	1,193,298
Distributions in excess of net income	(376,041)	(357,781)
Accumulated other comprehensive loss	(4,225)	(550)
Total shareholders’ equity	814,167	835,649
Noncontrolling interests in subsidiaries	1,267	1,363
Total equity	815,434	837,012
Total liabilities and equity	$2,185,303	$2,191,168

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue
Real estate rental revenue	$77,137	$74,856
Expenses
Real estate expenses	28,734	29,208
Depreciation and amortization	26,038	25,275
Acquisition costs	154	16
General and administrative	5,511	6,080
	60,437	60,579
Other operating income
Gain on sale of real estate	—	30,277
Real estate operating income	16,700	44,554
Other income (expense)
Interest expense	(14,360)	(15,348)
Other income	39	192
	(14,321)	(15,156)
Net income	2,379	29,398
Less: Net loss attributable to noncontrolling interests in subsidiaries	5	108
Net income attributable to the controlling interests	$2,384	$29,506

Basic net income attributable to the controlling interests per common share	$0.03	$0.43
Diluted net income attributable to the controlling interests per common share	$0.03	$0.43
Weighted average shares outstanding – basic	68,301	68,141
Weighted average shares outstanding – diluted	68,488	68,191
Dividends declared per share	$0.30	$0.30

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net income	$2,379	$29,398
Other comprehensive loss:
Unrealized loss on interest rate hedge	(3,675)	—
Comprehensive (loss) income	(1,296)	29,398
Less: Net loss attributable to noncontrolling interests	5	108
Comprehensive (loss) income attributable to the controlling interests	$(1,291)	$29,506

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Outstanding	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2015	68,191	$682	$1,193,298	$(357,781)	$(550)	$835,649	$1,363	$837,012
Net income attributable to the controlling interests	—	—	—	2,384	—	2,384	—	2,384
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Unrealized loss on interest rate hedge	—	—	—	—	(3,675)	(3,675)	—	(3,675)
Distributions to noncontrolling interests	—	—	—	—	—	—	(91)	(91)
Dividends	—	—	—	(20,644)	—	(20,644)	—	(20,644)
Share grants, net of share grant amortization and forfeitures	135	1	452	—	—	453	—	453
Balance, March 31, 2016	68,326	$683	$1,193,750	$(376,041)	$(4,225)	$814,167	$1,267	$815,434

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,379	$29,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,038	25,275
Provision for losses on accounts receivable	441	441
Gain on sale of real estate	—	(30,277)
Share-based compensation expense	1,546	1,852
Amortization of debt premiums, discounts and related financing costs	837	872
Changes in operating other assets	(906)	(932)
Changes in operating other liabilities	1,137	9,075
Net cash provided by operating activities	31,472	35,704
Cash flows from investing activities
Net cash received for sale of real estate	—	37,013
Capital improvements to real estate	(4,716)	(4,781)
Development in progress	(1,119)	(6,390)
Real estate deposits, net	(12,500)	—
Cash released from (held in) replacement reserve escrows	2,309	(996)
Non-real estate capital improvements	(13)	(1,376)
Net cash (used in) provided by investing activities	(16,039)	23,470
Cash flows from financing activities
Line of credit borrowings (repayments)	110,000	(20,000)
Dividends paid	(41,137)	(20,519)
Principal payments – mortgage notes payable	(84,219)	(1,155)
Borrowings under construction loan	—	1,845
Payment of financing costs	(236)	(238)
Distributions to noncontrolling interests	(91)	—
Net proceeds from equity offering	—	5,091
Net cash used in financing activities	(15,683)	(34,976)
Net (decrease) increase in cash and cash equivalents	(250)	24,198
Cash and cash equivalents at beginning of period	23,825	15,827
Cash and cash equivalents at end of period	$23,575	$40,025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,639	$7,531
Decrease in accrued capital improvements and development costs	4,214	4,104

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both March 31, 2016 and December 31, 2015, our TRSs had no net deferred tax assets and net deferred tax liabilities of $0.7 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing accounting standards for employee share-based payments, including by allowing an employer to make a policy election to account for forfeitures as they occur or to continue to provide for an estimate as currently required. The new standard also allows an employer to withhold shares in a net settlement in an amount that does not exceed the maximum statutory tax rate in the employees' tax jurisdiction without causing liability classification. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, does not require dedesignation of that hedging relationship provided that all other hedging criteria continue to be met. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December

15, 2018 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), which changes the analysis an entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the new standard i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, ii) eliminates the presumption that a general partner should consolidate a limited partnership and iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The new standard is effective for public entities for fiscal years beginning after December 15, 2015 and for interim periods therein. We adopted the new standard on January 1, 2016, and the provisions of the new standard did not have any impact on the consolidation of our legal entities.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles ("GAAP") requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. We are currently evaluating the impact the new standard may have on Washington REIT.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Washington REIT, our majority-owned subsidiaries and entities in which Washington REIT has a controlling interest, including where Washington REIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the property for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Within these notes to the financial statements, we refer to the three months ended March 31, 2016 and March 31, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. As of March 31, 2016, we had invested $36.3 million in the renovation. We completed major construction activities on this project during the second quarter of 2015, and placed into service substantially completed portions of the project at that time totaling $25.9 million. The remaining components of the redevelopment project were placed into service as of March 31, 2016, one year from completion of major construction activities.

We have also begun predevelopment activities for the construction of a multifamily building on land adjacent to The Wellington in Arlington, Virginia. As of March 31, 2016, we had invested $16.1 million in the development.

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

We have determined that The Maxwell joint venture is a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. As of December 31, 2015, $32.2 million was outstanding on The Maxwell's construction loan. In January 2016, Washington REIT exercised its right to purchase at par The Maxwell's construction loan from the original third-party lender. Upon the purchase, the loan became an intercompany payable from the consolidated VIE to Washington REIT that is eliminated in consolidation. We also determined that Washington REIT was the primary beneficiary of the VIE due to the fact that Washington REIT was determined to have a controlling financial interest in the entity.

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of March 31, 2016 and December 31, 2015, The Maxwell's assets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$12,851	$12,851
Income producing property	37,937	37,791
Accumulated depreciation and amortization	(2,902)	(2,347)
Other assets	828	1,188
	$48,714	$49,483

As of March 31, 2016 and December 31, 2015, The Maxwell's liabilities were as follows (in thousands):

	March 31, 2016		December 31, 2015
Mortgage notes payable	$32,215	(1)	$32,214
Accounts payable and other liabilities	324		256
Tenant security deposits	83		82
	$32,622		$32,552
(1) The mortgage notes payable balance as of March 31, 2016 is eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

Held for Sale and Sold Properties

We dispose of assets that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

We did not sell or classify as held for sale any properties during the 2016 Quarter. We sold the following properties in 2015:

Disposition Date	Property Name	Segment	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
March 20, 2015	Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (1)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

(1)	Interest in land held for future development.

NOTE 4: MORTGAGE NOTES PAYABLE

In January 2016, we exercised our right to purchase the construction loan in the amount of $32.2 million secured by The Maxwell without penalty from the lender (see note 3, under "Variable Interest Entities").

In February 2016, we prepaid without penalty the remaining $50.9 million of the mortgage note secured by John Marshall II.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

We have a $600.0 million unsecured revolving credit agreement ("Revolving Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six months extension options. The Revolving Credit Facility has an accordion feature, which we utilized a portion of in September 2015, as described below, that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by executing a portion of the accordion feature under the Revolving Credit Facility. The term loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT's current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 6).

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of March 31, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility's unsecured line of credit unused and available at March 31, 2016 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(215,000)
Letters of credit issued	—
Unused and available	$385,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2016 Quarter as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2015	$105,000
Borrowings	110,000
Repayments	—
Balance at March 31, 2016	$215,000

NOTE 6: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our term loan (see note 5) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in other comprehensive loss. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2016 Quarter and hedge ineffectiveness did not impact earnings during the 2016 Quarter. We had no derivative instruments outstanding during the 2015 Quarter.

The fair value and balance sheet locations of the interest rate swap as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and other liabilities	$4,225	$550

The interest rate swaps have been effective since inception. The gain or loss on the effective swap is recognized in other comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Unrealized loss on interest rate hedge	$(3,675)	$—

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.6 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2016, the fair value of derivatives is in a net liability position of $4.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $4.2 million.

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

The only assets or liabilities we had at March 31, 2016 and December 31, 2015 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 6).

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

The fair values of these assets and liabilities at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,473	$—	$1,473	$—	$1,408	$—	$1,408	$—
Liabilities:
Interest rate swaps	$4,225	$—	$4,225	$—	$550	$—	$550	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2016 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2016 and December 31, 2015.

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

Debt

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Lines of credit payable consist of our bank facility which we use for various purposes including working capital, acquisition funding and capital improvements. The lines of credit advances are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of March 31, 2016 and December 31, 2015, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,575	$23,575	$23,825	$23,825
Restricted cash	9,889	9,889	13,383	13,383
2445 M Street note receivable	3,884	3,897	3,849	4,275
Mortgage notes payable, net	333,853	342,496	418,052	426,693
Lines of credit	215,000	215,000	105,000	105,000
Notes payable, net	743,475	777,755	743,181	753,816

NOTE 8: STOCK BASED COMPENSATION

Washington REIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

In February 2016, we adopted a revised long-term incentive plan ("New LTIP") for non-executive officers and other employees that replaced the previous long-term incentive plan for non-executive officers and other employees. The New LTIP is effective January 1, 2016 for performance years beginning on or after that date. Non-executive officers and other employees earn restricted share unit awards under the New LTIP based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years beginning on the grant date based upon continued employment. We initially measure compensation expense for awards under the New LTIP based on the fair value at the grant date, and recognize compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.5 million and $1.9 million for the 2016 and 2015 Quarters, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.0 million and $1.7 million for the 2016 and 2015 Quarters, respectively.

The total unvested restricted share awards at March 31, 2016 was 248,475 shares, which had a weighted average grant date fair value of $26.33 per share. As of March 31, 2016, the total compensation cost related to unvested restricted share awards was $4.0 million, which we expect to recognize over a weighted average period of 25 months.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method.

The computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$2,379	$29,398
Net loss attributable to noncontrolling interests in subsidiaries	5	108
Allocation of earnings to unvested restricted share awards	(90)	(108)
Adjusted net income attributable to the controlling interests	$2,294	$29,398
Denominator:
Weighted average shares outstanding – basic	68,301	68,141
Effect of dilutive securities:
Employee restricted share awards	187	50
Weighted average shares outstanding – diluted	68,488	68,191

Basic net income attributable to the controlling interests per common share	$0.03	$0.43
Diluted net income attributable to the controlling interests per common share	$0.03	$0.43

NOTE 10: SEGMENT INFORMATION

We have three reportable segments: office, multifamily and retail. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region. Retail properties are typically grocery store-anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the 2016 and 2015 Quarters from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,818	$15,380	$17,939	$—	$77,137
Real estate expenses	17,075	4,406	7,253	—	28,734
Net operating income	$26,743	$10,974	$10,686	$—	$48,403
Depreciation and amortization					(26,038)
General and administrative					(5,511)
Acquisition costs					(154)
Interest expense					(14,360)
Other income					39
Net income					2,379
Less: Net loss attributable to noncontrolling interests in subsidiaries					5
Net income attributable to the controlling interests					$2,384
Capital expenditures	$2,171	$543	$2,002	$13	$4,729
Total assets	$1,254,906	$351,616	$524,856	$53,925	$2,185,303

	Three Months Ended March 31, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,495	$16,330	$16,031	$—	$74,856
Real estate expenses	17,143	4,787	7,278	—	29,208
Net operating income	$25,352	$11,543	$8,753	$—	$45,648
Depreciation and amortization					(25,275)
Acquisition costs					(16)
General and administrative					(6,080)
Interest expense					(15,348)
Other income					192
Gain on sale of real estate					30,277
Net income					29,398
Less: Net loss attributable to noncontrolling interests in subsidiaries					108
Net income attributable to the controlling interests					$29,506
Capital expenditures	$2,518	$850	$1,413	$1,376	$6,157
Total assets	$1,278,900	$383,415	$406,897	$48,820	$2,118,032

NOTE 11: SUBSEQUENT EVENTS

Subsequent to the end of the 2016 Quarter, we executed two purchase and sale agreements with a single buyer for the sales of a portfolio of six office properties located in Maryland: 51 Monroe Street, 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, One Central Plaza and West Gude Drive (collectively, the "Maryland Office Portfolio"). The buyer paid non-refundable deposits totaling $10.0 million, and we expect to close on the sales in two separate transactions in June and September 2016 for aggregate proceeds of $240.0 million. The Maryland Office Portfolio did not meet the criteria for classification as held for sale until after the 2016 Quarter and is included on our consolidated balance sheets as follows:

	March 31, 2016	December 31, 2015
Land	$26,380	$26,380
Income producing property	215,300	215,108
Accumulated depreciation and amortization	(121,686)	(119,381)
Other assets	12,885	12,930
Total assets	$132,879	$135,037

Accounts payable and other liabilities	$1,255	$1,339
Advance rents	1,715	1,774
Tenant security deposits	1,761	1,791
Total liabilities	$4,731	$4,904

The Maryland Office Portfolio constitutes an individually significant potential disposition that does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the 2016 and 2015 Quarters is as follows:

	Three Months Ended March 31,
	2016	2015
Real estate rental revenue	$8,430	$7,594
Net income	2,726	1,718

In April 2016, we executed a purchase and sale agreement for the acquisition of a 1,222-unit multifamily property in Alexandria, Virginia, with an adjacent undeveloped land parcel, for a contract purchase price of $244.8 million. We paid a deposit of $12.5 million in March 2016 that became non-refundable upon the execution of the purchase and sale agreement. We expect to close on this acquisition during the second quarter of 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.

We refer to the three months ended March 31, 2016 and March 31, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) changes in real estate and zoning laws and increases in property tax rates; (h) the effects of changes in federal government spending; (i) the supply of competing properties; (j) consumer confidence; (k) unemployment rates; (l) consumer tastes and preferences; (m) our future capital requirements; (n) inflation; (o) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (p) governmental or regulatory actions and initiatives; (q) changes in general economic and business conditions; (r) terrorist attacks or actions; (s) acts of war; (t) weather conditions and natural disasters; (u) failure to qualify as a REIT; (v) the availability of and our ability to attract and retain qualified personnel; (w) the effects of changes in capital available to the technology and biotechnology sectors of the economy and (x) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2016 Quarter to the 2015 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations ("NAREIT FFO"), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

•	NAREIT FFO, calculated as set forth below under the caption “Funds from Operations.”

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A "same-store" property is one that was owned for the entirety of 2016 and the prior year, and excludes properties under redevelopment or development and properties purchased or sold at any time during 2016 or the prior year. A "non-same-store" property is one that was acquired, under redevelopment or development, or placed into service during 2016 or the prior year. We define redevelopment properties as those for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan which has a current impact on operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. Properties under redevelopment or development are included within the non-same-store properties beginning in the period during which redevelopment or development activities commence. We consider properties to no longer be under redevelopment or development upon substantial completion of redevelopment or development activities, and the earlier of achieving 90% occupancy or two years after substantial completion.

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2016, we owned a diversified portfolio of 54 properties, totaling approximately 7.2 million square feet of commercial space and 3,258 multifamily units, and land held for development. These 54 properties consisted of 25 office properties, 16 retail centers and 13 multifamily properties.

In accordance with our strategy of recycling legacy assets to invest in high-quality assets with compelling value-add returns, in April 2016 we executed two purchase and sale agreements to sell six suburban Maryland office buildings for aggregate proceeds of $240.0 million. Also in April 2016 we executed a purchase and sales contract to acquire a multifamily property with further development potential in Alexandria, Virginia, for $244.8 million (see "Investment Activity" below).

Operating Results

NOI, net income attributable to the controlling interests and NAREIT FFO for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
NOI (1)	$48,403	$45,648	$2,755	6.0%
Net income attributable to the controlling interests	$2,384	$29,506	$(27,122)	(91.9)%
NAREIT FFO (2)	$28,417	$24,396	$4,021	16.5%

(1) See page 22 of the MD&A for a reconciliation of NOI to net income.
(2) See page 29 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in NOI is primarily due to acquisitions ($2.0 million) and the lease-up of The Maxwell ($1.0 million), partially offset by the property sales during 2015 ($1.7 million). Same-store NOI increased by $1.1 million primarily due to higher rental rates ($1.7 million) and lower utilities ($0.2 million) and snow removal ($0.2 million) expenses, partially offset by lower occupancy ($1.0 million). Same-store physical occupancy decreased to 91.7% as of March 31, 2016, from 92.5% one year ago, primarily due to lower occupancy in the retail segment.

The lower net income attributable to the controlling interests is primarily due to the gain on sale of Country Club Towers in the 2015 Quarter. The higher NAREIT FFO is primarily attributable to the higher NOI ($2.8 million) and lower interest expense ($1.0 million).

Investment Activity

Subsequent to the end of the 2016 Quarter, we executed two purchase and sale agreements with a single buyer for the sale of six Maryland office properties: 51 Monroe Street, 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza, One Central Plaza

and West Gude Drive (collectively, the "Maryland Office Portfolio"). The contact sales prices under the two purchase and sale agreements aggregate to $240.0 million.

Also subsequent to the end of the 2016 Quarter, we executed a purchase and sale agreement for the purchase of Riverside Apartments, a multifamily property consisting of three buildings totaling 1,222 units in Alexandria, Virginia, and an adjacent undeveloped land parcel, for a contract purchase price of $244.8 million.

Financing Activity

Significant financing transactions during the 2016 Quarter included the following:

•	The exercise of our right to purchase the $32.2 million construction loan secured by The Maxwell without penalty from the lender in January 2016.

•	The prepayment at par of the remaining $50.9 million of the mortgage note secured by John Marshall II in February 2016.

As of March 31, 2016, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 26, 2016, our Revolving Credit Facility has a borrowing capacity of $385.0 million.

Capital Requirements

During the remainder of 2016, we have mortgage notes totaling approximately $81.0 million scheduled to mature. We also expect to have the additional capital requirements as set forth on page 26 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2016 and 2015 Quarters. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2015 (see note 3 to the consolidated financial statements).
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

2016 Quarter Compared to 2015 Quarter

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2016 Quarter compared to the 2015 Quarter. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$68,398	$67,707	$691	1.0%	$3,282	$—	$5,457	$3,973	$—	$3,176	$77,137	$74,856	$2,281	3.0%
Real estate expenses	25,008	25,392	(384)	(1.5)%	1,301	—	2,425	2,382	—	1,434	28,734	29,208	(474)	(1.6)%
NOI	$43,390	$42,315	$1,075	2.5%	$1,981	$—	$3,032	$1,591	$—	$1,742	$48,403	$45,648	$2,755	6.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(26,038)	(25,275)	(763)	3.0%
Acquisition costs											(154)	(16)	(138)	862.5%
General and administrative expenses											(5,511)	(6,080)	569	9.4%
Gain on sale of real estate											—	30,277	(30,277)	(100.0)%
Interest expense											(14,360)	(15,348)	988	(6.4)%
Other income											39	192	(153)	(79.7)%
Net income											2,379	29,398	(27,019)	(91.9)%
Less: Net loss attributable to noncontrolling interests											5	108	(103)	(95.4)%
Net income attributable to the controlling interests											$2,384	$29,506	$(27,122)	(91.9)%

(1)	Acquisitions:
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Club Building

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the 2016 and 2015 Quarters was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Minimum base rent	$57,024	$56,539	$485	0.9%
Recoveries from tenants	8,065	8,162	(97)	(1.2)%
Provision for doubtful accounts	(426)	(348)	(78)	22.4%
Lease termination fees	123	187	(64)	(34.2)%
Parking and other tenant charges	3,612	3,167	445	14.1%
Total same-store real estate rental revenue	$68,398	$67,707	$691	1.0%

•	Minimum base rent: Increase primarily due to higher rental rates ($1.7 million), partially offset by lower occupancy ($1.0 million) and higher rent abatements ($0.2 million).

•	Recoveries from tenants: Decrease primarily due to lower reimbursements for real estate taxes ($0.2 million).

•	Provision for doubtful accounts: Increase primarily due to higher provisions in the retail segment ($0.1 million).

•	Lease termination fees: Decrease primarily due to lower fees in the office segment ($0.1 million).

•
Parking and other tenant charges: Increase primarily due to higher parking income ($0.1 million) in the office segment, higher percentage rent ($0.1 million) in the retail segment and higher tenant fees ($0.1 million) and antenna rent ($0.1 million) in the multifamily segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Office	$39,339	$38,612	$727	1.9%
Multifamily	13,679	13,616	63	0.5%
Retail	15,380	15,479	(99)	(0.6)%
Total same-store real estate rental revenue	$68,398	$67,707	$691	1.0%

•	Office: Increase primarily due to higher rental rates ($1.3 million), partially offset by lower occupancy ($0.3 million) and higher rent abatements ($0.3 million).

•	Multifamily: Increase primarily due to higher tenant fees ($0.1 million) and antenna rent ($0.1 million), partially offset by lower occupancy ($0.1 million).

•	Retail: Decrease primarily due to lower occupancy ($0.6 million), partially offset by higher rental rates ($0.4 million) and percentage rent ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of The Wellington in 2015. Real estate rental revenue from development/redevelopment properties increased primarily due to leasing up The Maxwell ($0.9 million) and higher rental rates ($0.3 million) and occupancy ($0.3 million) at Silverline Center.

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy for properties classified as continuing operations by segment for the 2016 and 2015 Quarters was as follows:

	March 31, 2016			March 31, 2015			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	90.6%	69.7%	87.8%	90.5%	62.1%	86.7%	0.1%	7.6%	1.1%
Multifamily	94.5%	94.7%	94.5%	93.6%	68.5%	89.5%	0.9%	26.2%	5.0%
Retail	91.2%	N/A	91.2%	95.4%	87.1%	94.7%	(4.2)%	N/A	(3.5)%
Total	91.7%	84.7%	90.6%	92.5%	68.2%	89.5%	(0.8)%	16.5%	1.1%

•
Office: The increase in same-store occupancy was primarily due to higher occupancy at 1775 Eye Street and 1600 Wilson Boulevard, partially offset by lower occupancy at 1776 G Street. The increase in non-same-store occupancy was primarily due to higher occupancy at Silverline Center.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at Bethesda Hill Apartments, The Kenmore and The Paramount, partially offset by lower occupancy at The Ashby. The increase in non-same-store occupancy was primarily due to the lease-up of The Maxwell.

•	Retail: The decrease in same-store occupancy was primarily due to lower occupancy at Chevy Chase Metro Center, Montrose Shopping Center and Bradlee Shopping Center.

During the 2016 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Incentives (1) (per square foot)	Retention Rate
Office	0.2	$40.55	13.5%	$76.57	79.1%
Retail	0.1	33.86	63.4%	47.27	95.1%
Total	0.3	39.57	18.1%	72.25	90.7%
(1) Incentives include tenant improvements, leasing commissions and leasing incentives, including free rent.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2016 and 2015 Quarters were 37.3% and 39.0%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Office	$14,930	$15,149	$(219)	(1.4)%
Multifamily	5,672	5,775	(103)	(1.8)%
Retail	4,406	4,468	(62)	(1.4)%
Total same-store real estate expenses	$25,008	$25,392	$(384)	(1.5)%

•	Office: Decrease primarily due to lower utilities expenses ($0.3 million) due to milder weather.

•	Multifamily: Decrease primarily due to lower repairs and maintenance expenses ($0.1 million).

•	Retail: Decrease primarily due to lower snow removal expenses ($0.3 million), partially offset by higher insurance expense ($0.1 million) and real estate taxes ($0.1 million).

Other Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of The Wellington ($1.1 million) and placing development/redevelopment properties into service ($0.5 million), partially offset by sold properties ($0.4 million) and lower depreciation and amortization at same-store properties ($0.4 million) due to lower amortization of acquired intangible lease assets.

Acquisition Costs: Increase primarily due to due diligence costs associated with a potential acquisition.

General and Administrative Expenses: Decrease primarily due to lower share-based compensation expense ($0.3 million) primarily related to the departure of certain executive officers in 2015 and lower professional fees ($0.2 million).

Interest Expense: Interest expense by debt type for the 2016 and 2015 Quarters was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$8,293	$9,295	$(1,002)	(10.8)%
Mortgage notes payable	4,986	5,624	(638)	(11.3)%
Lines of credit	1,204	768	436	56.8%
Capitalized interest	(123)	(339)	216	(63.7)%
Total	$14,360	$15,348	$(988)	(6.4)%

•
Notes payable: Decrease primarily due to the repayment of $150.0 million of our 5.35% senior notes in May 2015, partially offset by executing the $150.0 million term loan in September 2015, which has a floating interest rate effectively fixed at 2.7% by interest rate swaps.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage note secured by John Marshall II and the purchase of the construction loan secured by The Maxwell (a consolidated entity) during the 2016 Quarter.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $165.7 million during 2016 Quarter, as compared to $42.3 million during the 2015 Quarter.

•	Capitalized interest: Decrease primarily due to placing into service our development project at The Maxwell and redevelopment project at Silverline Center.

Liquidity and Capital Resources

Capital Requirements

As of the end of the first quarter of 2016, we summarize our 2016 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$160.0 million to repay or refinance our secured notes scheduled to mature in 2016, plus $101.9 million to prepay in 2016 without penalty a secured loan scheduled to mature in 2017;

•	Approximately $65 - $70 million to invest in our existing portfolio of operating assets, including approximately $40 - $45 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $10 - $15 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2016, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Mortgage notes payable	$333,853	$418,052
Lines of credit	215,000	105,000
Notes payable	743,475	743,181
	$1,292,328	$1,266,233

Mortgage Notes Payable

At March 31, 2016, our mortgage notes payable bore an effective weighted average fair value interest rate of 5.4% and had an estimated weighted average maturity of 2.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2016, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of March 31, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $215.0 million in borrowings outstanding as of March 31, 2016.

During the third quarter of 2015, we executed a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility. The term loan has a 5.5 year term scheduled to mature on March 15, 2021 and currently has an interest rate of one month LIBOR plus 110 basis points, based on our current unsecured debt ratings. We entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021.

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2016, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2016, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 68.3 million shares were outstanding at March 31, 2016.

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

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2016 Quarter.

Preferred Equity

Washington REIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2016, no preferred shares had been issued.

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

Our dividend and distribution payments for the 2016 and 2015 Quarters are as follows (in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Common dividends (1)	$41,137	$20,519	$20,618	100.5%
Distributions to noncontrolling interests	91	—	91	N/A
	$41,228	$20,519	$20,709	100.9%

(1) Dividends paid during the 2016 Quarter include the payment on January 5, 2016 of the $20.4 million of dividends declared during the fourth quarter of 2015.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Net cash provided by operating activities	$31,472	$35,704	$(4,232)	(11.9)%
Net cash (used in) provided by investing activities	(16,039)	23,470	(39,509)	168.3%
Net cash used in financing activities	(15,683)	(34,976)	19,293	55.2%

Cash provided by operating activities decreased primarily due to higher rent prepayments in the 2015 Quarter and the timing of interest payments on long-term debt.

Cash used in investing activities increased primarily due to a property dispositions during the 2015 Quarter and the payment of a deposit during the 2016 Quarter for a potential property acquisition.

Cash used in financing activities decreased primarily due to borrowings on the Revolving Credit Facility, partially offset by the repayment of a mortgage note, purchase of a construction loan and the payment on January 5, 2016 of dividends declared and accrued during the fourth quarter of 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO (April, 2002 White Paper) as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of property, impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the 2016 and 2015 Quarters (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$2,379	$29,398
Adjustments:
Depreciation and amortization	26,038	25,275
Net gain on sale of depreciable real estate	—	(30,277)
NAREIT FFO	$28,417	$24,396

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on March 31, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$—	$250,000	$500,000	$750,000	$777,755
Interest payments	$29,100	$31,934	$31,934	$31,934	$31,934	$51,907	$208,743
Interest rate on debt maturities	—%	—%	—%	—%	5.05%	3.96%	4.32%
Unsecured variable rate debt
Principal	$—	$—	$215,000	$—	$—	$—	$215,000	$215,000
Variable interest rate on debt maturities	—%	—%	1.43%	—%	—%	—%	1.43%
Mortgages
Principal amortization (2) (30 year schedule)	$83,976	$154,436	$3,135	$33,909	$2,659	$52,212	$330,327	$342,496
Interest payments (3)	$10,924	$6,616	$5,089	$3,627	$3,046	$3,604	$32,906
Weighted average interest rate on principal amortization	5.66%	5.90%	4.87%	5.32%	4.70%	3.91%	5.44%
(1) Includes $150.0 million term loan with a floating interest rate that is effectively fixed at 2.7% by interest rate swap arrangements.
(2) Excludes net discounts of $4.2 million and net unamortized debt issuance costs of $0.7 million at March 31, 2016.

On September 15, 2015, we entered into interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021 (see note 6 to the consolidated financial statements). We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2016	December 31, 2015
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$(2,097)	$(259)
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	(2,128)	(291)
$150,000					$(4,225)	$(550)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in Washington REIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Washington REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2016	96	$25.38	N/A	N/A
February 1 - February 29, 2016	28,193	24.91	N/A	N/A
March 1 - March 31, 2016	—	—	N/A	N/A
Total	28,289	24.91	N/A	N/A

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
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: April 28, 2016