Form 10-Q
period 2016-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2016-08-01
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of July 28, 2016, 73,633,233 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income (Loss), Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2015 included in Washington Real Estate Investment Trust’s 2015 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Land	$573,315	$561,256
Income producing property	2,072,166	2,076,541
	2,645,481	2,637,797
Accumulated depreciation and amortization	(613,194)	(692,608)
Net income producing property	2,032,287	1,945,189
Properties under development or held for future development	35,760	36,094
Total real estate held for investment, net	2,068,047	1,981,283
Investment in real estate sold or held for sale, net	41,704	—
Cash and cash equivalents	22,379	23,825
Restricted cash	11,054	13,383
Rents and other receivables, net of allowance for doubtful accounts of $2,010 and $2,297 respectively	58,970	62,890
Prepaid expenses and other assets	99,150	109,787
Other assets related to properties sold or held for sale	5,147	—
Total assets	$2,306,451	$2,191,168
Liabilities
Notes payable, net	$743,769	$743,181
Mortgage notes payable, net	252,044	418,052
Lines of credit	269,000	105,000
Accounts payable and other liabilities	52,722	45,367
Dividend payable	—	20,434
Advance rents	10,178	12,744
Tenant security deposits	8,290	9,378
Liabilities related to properties sold or held for sale	2,338	—
Total liabilities	1,338,341	1,354,156
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 73,651 and 68,191 shares issued and outstanding, respectively	737	682
Additional paid in capital	1,338,101	1,193,298
Distributions in excess of net income	(366,352)	(357,781)
Accumulated other comprehensive loss	(5,609)	(550)
Total shareholders’ equity	966,877	835,649
Noncontrolling interests in subsidiaries	1,233	1,363
Total equity	968,110	837,012
Total liabilities and equity	$2,306,451	$2,191,168

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Real estate rental revenue	$79,405	$74,226	$156,542	$149,082
Expenses
Real estate expenses	28,175	27,229	56,909	56,437
Depreciation and amortization	25,161	25,503	51,199	50,778
Acquisition costs	1,024	992	1,178	1,008
General and administrative	4,968	4,278	10,479	10,358
Casualty (gain) and real estate impairment loss, net	(676)	5,909	(676)	5,909
	58,652	63,911	119,089	124,490
Other operating income
Gain on sale of real estate	24,112	1,454	24,112	31,731
Real estate operating income	44,865	11,769	61,565	56,323
Other income (expense)
Interest expense	(13,820)	(14,700)	(28,180)	(30,048)
Loss on extinguishment of debt	—	(119)	—	(119)
Other income	83	192	122	384
Income tax benefit (expense)	693	(28)	693	(28)
	(13,044)	(14,655)	(27,365)	(29,811)
Net income (loss)	31,821	(2,886)	34,200	26,512
Less: Net loss attributable to noncontrolling interests in subsidiaries	15	340	20	448
Net income (loss) attributable to the controlling interests	$31,836	$(2,546)	$34,220	$26,960

Basic net income (loss) attributable to the controlling interests per common share	$0.44	$(0.04)	$0.49	$0.39

Diluted net income (loss) attributable to the controlling interests per common share	$0.44	$(0.04)	$0.49	$0.39
Weighted average shares outstanding – basic	71,719	68,176	70,010	68,159
Weighted average shares outstanding – diluted	71,912	68,176	70,200	68,283
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31,821	$(2,886)	$34,200	$26,512
Other comprehensive loss:
Unrealized loss on interest rate hedge	(1,384)	—	(5,059)	—
Comprehensive income (loss)	30,437	(2,886)	29,141	26,512
Less: Comprehensive loss attributable to noncontrolling interests	15	340	20	448
Comprehensive income (loss) attributable to the controlling interests	$30,452	$(2,546)	$29,161	$26,960

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2015	68,191	$682	$1,193,298	$(357,781)	$(550)	$835,649	$1,363	$837,012
Net income attributable to the controlling interests	—	—	—	34,220	—	34,220	—	34,220
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Unrealized loss on interest rate hedge	—	—	—	—	(5,059)	(5,059)	—	(5,059)
Distributions to noncontrolling interests	—	—	—	—	—	—	(110)	(110)
Dividends	—	—	—	(42,791)	—	(42,791)	—	(42,791)
Equity offerings, net of issuance costs	5,319	53	143,304	—	—	143,357	—	143,357
Share grants, net of forfeitures	141	2	1,499	—	—	1,501	—	1,501
Balance, June 30, 2016	73,651	$737	$1,338,101	$(366,352)	$(5,609)	$966,877	$1,233	$968,110

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$34,200	$26,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,199	50,778
Provision for losses on accounts receivable	708	1,126
Casualty (gain) and real estate impairment loss, net	(676)	5,909
Gain on sale of real estate	(24,112)	(31,731)
Share-based compensation expense	2,421	3,073
Deferred tax benefit	(732)	—
Amortization of debt premiums, discounts and related financing costs	1,604	1,854
Loss on extinguishment of debt	—	119
Changes in operating other assets	(983)	(758)
Changes in operating other liabilities	(3,175)	(2,550)
Net cash provided by operating activities	60,454	54,332
Cash flows from investing activities
Real estate acquisitions, net	(227,413)	—
Net cash received for sale of real estate	119,513	39,059
Capital improvements to real estate	(16,356)	(12,391)
Development in progress	(17,997)	(13,332)
Real estate deposits, net	—	(3,000)
Cash released from (held in) replacement reserve escrows	2,001	(2,392)
Insurance proceeds	883	—
Non-real estate capital improvements	(42)	(1,836)
Net cash (used in) provided by investing activities	(139,411)	6,108
Cash flows from financing activities
Line of credit borrowings, net	164,000	135,000
Dividends paid	(63,284)	(41,019)
Principal payments – mortgage notes payable	(166,216)	(2,266)
Borrowings under construction loan	—	3,425
Notes payable repayments	—	(150,000)
Payment of financing costs	(236)	(3,755)
Contributions from noncontrolling interests	—	5
Distributions to noncontrolling interests	(110)	—
Net proceeds from equity offering	143,357	5,121
Net cash provided by (used in) financing activities	77,511	(53,489)
Net (decrease) increase in cash and cash equivalents	(1,446)	6,951
Cash and cash equivalents at beginning of period	23,825	15,827
Cash and cash equivalents at end of period	$22,379	$22,778
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$27,154	$30,117
Change in accrued capital improvements and development costs	3,472	383

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing the gain to the shareholders with no tax to us or (c) retaining our net long-term capital gain but treating it as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the six months ended June 30, 2016, we sold the following properties:

Disposition Date	Property Name	Segment	Gain on Sale (in thousands)
May 26, 2016	Dulles Station, Phase II (1)	Office	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	23,585
		Total	$24,112

(1)	Land held for future development and an interest in a parking garage.

(2)
Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza and West Gude Drive. Maryland Office Portfolio Transaction II, which consists of 51 Monroe Street and One Central Plaza, is scheduled to close in September 2016.

The taxable gains for the properties sold during the three months ended June 30, 2016 will be distributed to shareholders through the quarterly dividends. The properties included in Maryland Office Portfolio Transaction II have been identified for a reverse tax deferred exchange under Section 1031 of the Internal Revenue Code. We acquired the replacement property, Riverside Apartments, during the three months ended June 30, 2016 (see note 3, under "Acquisition").

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the reserve for a deferred tax asset at one of our taxable REIT subsidiaries. As of June 30, 2016, our TRSs had net deferred tax assets of $0.6 million. Our TRSs had no net deferred tax assets as of December 31, 2015. As of June 30, 2016 and December 31, 2015, our TRSs had net deferred tax liabilities of $0.5 million and $0.7 million, respectively. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new standard is effective for public entities for fiscal years beginning after December 15, 2019 and for interim periods therein with adoption one year earlier permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing accounting standards for employee share-based payments, including by allowing an employer to make a policy election to account for forfeitures as they occur or to continue to provide for an estimate as currently required. The new standard also allows an employer to withhold shares in a net settlement in an amount that does not exceed the maximum statutory tax rate in the employees' tax jurisdiction without causing liability classification. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, in and of itself, does not require dedesignation of that hedging relationship provided that all other hedging criteria continue to be met. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2016 and June 30, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively, and the six months ended June 30, 2016 and June 30, 2015 as the "2016 Period" and "2015 Period," respectively.

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

NOTE 3: REAL ESTATE

Acquisition

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We seek to upgrade our portfolio with acquisitions as opportunities arise. Properties and land for development acquired during the 2016 Period were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Contract Purchase Price (In thousands)
May 20, 2016	Riverside Apartments	Multifamily	1,222	$244,750

Riverside Apartments consists of apartment buildings and an adjacent parcel of land for potential future multifamily development. The purchase of Riverside Apartments was structured as a reverse exchange under Section 1031 of the Internal Revenue Code in a manner such that legal title is held by a Qualified Intermediary until certain identified properties are sold and the reverse exchange transaction is completed. We retain essentially all of the legal and economic benefits and obligations related to Riverside Apartments. As such, Riverside Apartments is considered to be a VIE until legal title is transferred to us upon completion of the 1031 exchange, which is expected during the third quarter of 2016. We have consolidated the assets and liabilities of Riverside Apartments because we have determined that Washington REIT is the primary beneficiary of the VIE. The results of operations from the acquired operating property are included in the consolidated statements of income (loss) as of the acquisition date and are as follows (in thousands):

Three and Six Months Ended June 30, 2016
Real estate rental revenue	$2,484
Net income	583

We record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.

We have recorded the total purchase price of the above acquisition as follows (in thousands):

Land	$38,922
Land for development	15,969
Buildings	184,855
Leasing commissions/absorption costs	4,992
Net lease intangible assets	22
Net lease intangible liabilities	(10)
Total	$244,750

The weighted remaining average life for the 2016 acquisition components above, other than land and building, are 47 months for leasing commissions/absorption costs, 93 months for net lease intangible assets and 49 months for net lease intangible liabilities.

The difference in the total contract price of $244.8 million for the acquisition and the acquisition cost per the consolidated statements of cash flows of $243.4 million is primarily due to credits received at settlement totaling $1.4 million. The portion of the acquisition cost allocated to land for development is reported on the consolidated statements of cash flows as Development in progress.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and six months ended June 30, 2016 and 2015 as if the above-described acquisition in 2016 had occurred on January 1, 2015. The pro forma adjustments include reclassifying costs related to the above-described acquisition to 2015. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the three and six months ended June 30, 2016 and 2015. The unaudited data presented is in thousands, except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate rental revenue	$82,304	$79,609	$164,823	$159,789
Net income (loss)	32,595	(1,136)	36,389	29,765
Diluted net income (loss) per share	0.45	(0.02)	0.52	0.43

Development/Redevelopment

In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. As of June 30, 2016, we had invested $36.1 million in the renovation. We completed major construction activities on this project during the second quarter of 2015, and placed into service substantially completed portions of the project at that time totaling $25.9 million. The remaining components of the redevelopment project were placed into service as of March 31, 2016, one year from completion of major construction activities. We also currently have a redevelopment project to renovate the common areas and add amenities to the Army Navy Club Building, an office property in Washington, DC. As of June 30, 2016, we had invested $0.6 million in the redevelopment.

We have also begun predevelopment activities for the construction of a multifamily building on land adjacent to The Wellington in Arlington, Virginia. As of June 30, 2016, we had invested $16.7 million in the development.

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

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of June 30, 2016 and December 31, 2015, The Maxwell's assets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$12,851	$12,851
Income producing property	37,915	37,791
Accumulated depreciation and amortization	(3,457)	(2,347)
Other assets	823	1,188
	$48,132	$49,483

As of June 30, 2016 and December 31, 2015, The Maxwell's liabilities were as follows (in thousands):

	June 30, 2016		December 31, 2015
Mortgage notes payable	$32,113	(1)	$32,214
Accounts payable and other liabilities	175		256
Tenant security deposits	86		82
	$32,374		$32,552
(1) The mortgage notes payable balance as of June 30, 2016 is eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Depreciation on these properties is discontinued when classified as held for sale, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

During the 2016 Quarter, we sold Dulles Station, Phase II, which consists of land held for future development and an interest in a parking garage in Herndon, Virginia, for $12.1 million. Also during the 2016 Quarter, we executed two purchase and sale agreements with a single buyer for the sale of a portfolio of six office properties located in Maryland: 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza (collectively, the "Maryland Office Portfolio") for an aggregate contract sales price of $240.0 million. The buyer paid non-refundable deposits of $9.0 million and $1.0 million under the purchase and sale agreements for the first and second sale transactions, respectively. We closed on the first sale transaction in June 2016 and expect to close on the second sale transaction in September 2016. The properties in Maryland Office Portfolio Transaction II met the criteria for classification as held for sale as of June 30, 2016.

We sold or classified as held for sale the following properties in 2016 and 2015:

Disposition Date	Property Name	Segment	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 26, 2016	Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
N/A	Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	N/A
		Total 2016		1,183,000	$252,100	$24,112

March 20, 2015	Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza, and is scheduled to close in September 2016.

(4)	Interest in land held for future development.

The Maryland Office Portfolio, in the aggregate, constitutes an individually significant disposition that does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate rental revenue	$8,147	$8,288	$16,577	$15,882
Net income	4,176	2,719	6,902	4,437

We do not have significant continuing involvement in the operations of the disposed properties.

Casualty Gains

We recorded a net casualty gain of $0.7 million during the 2016 Quarter associated with a fire at Bethesda Hill Towers that damaged four units, which is included in casualty (gain) and real estate impairment loss, net on our Condensed Consolidated Statements of Income (Loss). The net casualty gain is comprised of $0.9 million in third-party insurance proceeds received by us, which were partially offset by casualty charges of $0.2 million to write off the net book value of the damaged units at Bethesda Hill Towers.

NOTE 4: MORTGAGE NOTES PAYABLE

In January 2016, we exercised our right to purchase the construction loan in the amount of $32.2 million secured by The Maxwell without penalty from the lender (see note 3, under "Variable Interest Entities").

In February 2016, we prepaid without penalty the remaining $50.9 million of the mortgage note secured by John Marshall II.

In June 2016, we repaid without penalty the remaining $81.0 million of mortgage notes secured by 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments.

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility's unsecured line of credit unused and available at June 30, 2016 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(269,000)
Letters of credit issued	—
Unused and available	$331,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2016 Period as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2015	$105,000
Borrowings	398,000
Repayments	(234,000)
Balance at June 30, 2016	$269,000

NOTE 6: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our term loan (see note 5) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in other comprehensive loss. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2016 Quarter and hedge ineffectiveness did not impact earnings during the 2016 Quarter or 2016 Period. We had no derivative instruments outstanding during the 2015 Quarter or 2015 Period.

The fair value and balance sheet locations of the interest rate swap as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and other liabilities	$5,609	$550

The interest rate swaps have been effective since inception. The gain or loss on the effective swap is recognized in other comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized loss on interest rate hedge	$(1,384)	$—	$(5,059)	$—

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.7 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2016, the fair value of derivatives is in a net liability position of $5.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of June 30, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $5.6 million.

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

The only assets or liabilities we had at June 30, 2016 and December 31, 2015 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 6).

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

The fair values of these assets and liabilities at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,556	$—	$1,556	$—	$1,408	$—	$1,408	$—
Liabilities:
Interest rate swaps	$5,609	$—	$5,609	$—	$550	$—	$550	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2016 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2016 and December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$22,379	$22,379	$23,825	$23,825
Restricted cash	11,054	11,054	13,383	13,383
2445 M Street note receivable	3,539	3,655	3,849	4,275
Mortgage notes payable, net	252,044	259,779	418,052	426,693
Lines of credit	269,000	269,000	105,000	105,000
Notes payable, net	743,769	784,582	743,181	753,816

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $0.9 million and $1.2 million for the 2016 Quarter and 2015 Quarter, respectively, and $2.4 million and $3.1 million for the 2016 Period and 2015 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.5 million and $2.3 million for the 2016 Period and 2015 Period, respectively.

The total unvested restricted share awards at June 30, 2016 was 237,919 shares, which had a weighted average grant date fair value of $26.38 per share. As of June 30, 2016, the total compensation cost related to unvested restricted share awards was $3.3 million, which we expect to recognize over a weighted average period of 23 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$31,821	$(2,886)	$34,200	$26,512
Net loss attributable to noncontrolling interests in subsidiaries	15	340	20	448
Allocation of earnings to unvested restricted share awards	(99)	(80)	(155)	(165)
Adjusted net income (loss) attributable to the controlling interests	$31,737	$(2,626)	$34,065	$26,795
Denominator:
Weighted average shares outstanding – basic	71,719	68,176	70,010	68,159
Effect of dilutive securities:
Employee restricted share awards	193	—	190	124
Weighted average shares outstanding – diluted	71,912	68,176	70,200	68,283

Basic net income (loss) attributable to the controlling interests per common share	$0.44	$(0.04)	$0.49	$0.39
Diluted net income (loss) attributable to the controlling interests per common share	$0.44	$(0.04)	$0.49	$0.39

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2016 and 2015 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,737	$15,080	$20,588	$—	$79,405
Real estate expenses	16,594	3,684	7,897	—	28,175
Net operating income	$27,143	$11,396	$12,691	$—	$51,230
Depreciation and amortization					(25,161)
General and administrative					(4,968)
Acquisition costs					(1,024)
Interest expense					(13,820)
Other income					83
Gain on sale of real estate					24,112
Casualty gain and real estate impairment (loss), net					676
Income tax benefit					693
Net income					31,821
Less: Net loss attributable to noncontrolling interests in subsidiaries					15
Net income attributable to the controlling interests					$31,836
Capital expenditures	$5,854	$3,588	$2,198	$29	$11,669
Total assets	$1,151,041	$352,094	$769,592	$33,724	$2,306,451

	Three Months Ended June 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,143	$15,740	$15,343	$—	$74,226
Real estate expenses	16,842	3,702	6,685	—	27,229
Net operating income	$26,301	$12,038	$8,658	$—	$46,997
Depreciation and amortization					(25,503)
Acquisition costs					(992)
General and administrative					(4,278)
Interest expense					(14,700)
Other income					192
Gain on sale of real estate					1,454
Income tax expense					(28)
Loss on extinguishment of debt					(119)
Casualty gain and real estate impairment (loss), net					(5,909)
Net loss					(2,886)
Less: Net loss attributable to noncontrolling interests in subsidiaries					340
Net loss attributable to the controlling interests					$(2,546)
Capital expenditures	$6,092	$649	$869	$460	$8,070
Total assets	$1,273,256	$376,087	$392,758	$43,288	$2,085,389

	Six Months Ended June 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$87,555	$30,460	$38,527	$—	$156,542
Real estate expenses	33,669	8,090	15,150	—	56,909
Net operating income	$53,886	$22,370	$23,377	$—	$99,633
Depreciation and amortization					(51,199)
Interest expense					(28,180)
General and administrative					(10,479)
Other income					122
Acquisition costs					(1,178)
Gain on sale of real estate, continuing operations					24,112
Casualty gain and real estate impairment (loss), net					676
Income tax benefit					693
Net income					34,200
Less: Net loss attributable to noncontrolling interests in subsidiaries					20
Net income attributable to the controlling interests					$34,220
Capital expenditures	8,025	4,131	4,200	42	16,398

	Six Months Ended June 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$85,639	$32,070	$31,373	$—	$149,082
Real estate expenses	33,985	8,489	13,963	—	56,437
Net operating income	$51,654	$23,581	$17,410	$—	$92,645
Depreciation and amortization					(50,778)
Interest expense					(30,048)
General and administrative					(10,358)
Acquisition costs					(1,008)
Gain on sale of real estate					31,731
Other income					384
Gain (loss) on extinguishment of debt, net					(119)
Casualty gain and real estate impairment (loss), net					(5,909)
Income tax benefit (expense)					(28)
Net income					26,512
Less: Net loss attributable to noncontrolling interests in subsidiaries					448
Net income attributable to the controlling interests					$26,960
Capital expenditures	$8,610	$1,499	$2,282	$1,836	$14,227

NOTE 11: SUBSEQUENT EVENTS

Subsequent to the end of the 2016 Quarter, we entered into a seven year, $150.0 million unsecured term loan maturing on July 21, 2023 with a deferred draw period of up to six months. We have not yet executed any draws on this unsecured term loan. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.86% all-in fixed interest rate commencing on March 31, 2017.

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

We refer to the three months ended June 30, 2016 and June 30, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively, and the six months ended June 30, 2016 and June 30, 2015 as the "2016 Period" and "2015 Period," respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2016 Quarter to the 2015 Quarter and the 2016 Period to the 2015 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations ("NAREIT FFO"), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2016, we owned a diversified portfolio of 51 properties, totaling approximately 6.5 million square feet of commercial space and 4,480 multifamily units, and land held for development. These 51 properties consisted of 21 office properties, 16 retail centers and 14 multifamily properties.

In accordance with our strategy of recycling legacy assets to invest in high-quality assets with compelling value-add returns, in April 2016 we executed two purchase and sale agreements with a single buyer for the sale of a portfolio of six office properties located in Maryland: 51 Monroe Street, 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, One Central Plaza and West Gude Drive (collectively, the "Maryland Office Portfolio") for an aggregate contract sale price of $240.0 million. We closed on the first sale transaction for four of the properties in June, and expect to close on the second sale transaction in September 2016. In May 2016, we acquired a multifamily property with further development potential in Alexandria, Virginia, for $244.8 million (see "Investment Activity" below).

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Net income (loss) attributable to the controlling interests	$31,836	$(2,546)	$34,382	(1,350.4)%
NOI (1)	$51,230	$46,997	$4,233	9.0%
NAREIT FFO (2)	$32,870	$22,617	$10,253	45.3%

(1) See page 24 of the MD&A for a reconciliation of NOI to net income.
(2) See page 34 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to higher gains on sale of real estate ($22.7 million) and higher NOI ($4.2 million) in the 2016 Quarter and a property impairment ($5.9 million) recognized in the 2015 Quarter.

The increase in NOI is primarily due to acquisitions ($3.7 million) and the lease-up of The Maxwell ($0.5 million), partially offset by the property sales during 2015 and 2016 ($1.6 million). Same-store NOI increased by $1.6 million primarily due to higher rental rates ($1.1 million), lower bad debt ($0.5 million), higher reimbursements ($0.3 million), lower administrative expenses ($0.3 million) and higher parking income ($0.2 million), partially offset by lower occupancy ($0.9 million). Same-store physical occupancy decreased to 92.7% as of June 30, 2016, from 93.3% one year ago, primarily due to lower occupancy in the retail segment.

The higher NAREIT FFO is primarily attributable to the higher NOI ($4.2 million) in the 2016 Quarter and a property impairment ($5.9 million) recognized in the 2015 Quarter.

Investment Activity

Significant investment transactions during the 2016 Period included the following:

•
The acquisition of Riverside Apartments, a multifamily property consisting of three buildings totaling 1,222 units in Alexandria, Virginia, and an adjacent undeveloped land parcel with potential to develop approximately 550 additional units, in May 2016 for a contract purchase price of $244.8 million. We incurred $1.2 million of acquisition costs.

•
The sale of Dulles Station, Phase II, which consisted of land held for future development and an interest in a parking garage in Herndon, Virginia, in May 2016 for $12.1 million. We recognized a gain on sale of real estate of $0.5 million.

•
The execution of the first sale transaction with respect to the Maryland Office Portfolio (for the sale of 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza and West Gude Drive) in June 2016 for $111.5 million. We recognized a gain on sale of real estate of $23.6 million.

Financing Activity

Significant financing transactions during the 2016 Period included the following:

•	The exercise of our right to purchase the $32.2 million construction loan secured by The Maxwell without penalty from the lender in January 2016.

•	The prepayment at par of the remaining $50.9 million of the mortgage note secured by John Marshall II in February 2016.

•	The issuance in May 2016 of approximately 5.3 million common shares at a price to the public of $28.20 per share, for net proceeds of approximately $143.4 million.

•	The repayment of the remaining $81.0 million of mortgage notes secured by 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments in June 2016.

Subsequent to the end of the 2016 Quarter, we entered into a seven year, $150 million unsecured term loan maturing on July 21, 2023 with a deferred draw period of up to six months. We expect to draw on the term loan in the fourth quarter of 2016 or early in January 2017 to refinance maturing secured debt. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.86% all-in fixed interest rate commencing on March 31, 2017.

As of June 30, 2016, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 28, 2016, our Revolving Credit Facility has a borrowing capacity of $335.0 million.

Capital Requirements

As of the end of the 2016 Quarter, we do not have any scheduled debt maturities during the remainder of 2016, though we do have mortgage notes totaling approximately $101.9 million that may be prepaid without penalty beginning on October 6, 2016. We also expect to have the additional capital requirements as set forth on page 32 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2016 Quarter and 2015 Quarter and 2016 Period and 2015 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2016 and 2015 (see note 3 to the consolidated financial statements).
Net Operating Income

NOI is a non-GAAP measure calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2016 Quarter Compared to 2015 Quarter

The following tables reconcile NOI to net income (loss) attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2016 Quarter compared to the 2015 Quarter. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$64,473	$63,224	$1,249	2.0%	$5,799	$—	$4,966	$4,552	$4,167	$6,450	$79,405	$74,226	$5,179	7.0%
Real estate expenses	21,840	22,183	(343)	(1.5)%	2,123	—	2,394	2,524	1,818	2,522	28,175	27,229	946	3.5%
NOI	$42,633	$41,041	$1,592	3.9%	$3,676	$—	$2,572	$2,028	$2,349	$3,928	$51,230	$46,997	$4,233	9.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(25,161)	(25,503)	342	(1.3)%
Acquisition costs											(1,024)	(992)	(32)	3.2%
General and administrative expenses											(4,968)	(4,278)	(690)	16.1%
Casualty gain and impairment (loss), net											676	(5,909)	6,585	(111.4)%
Gain on sale of real estate											24,112	1,454	22,658	1,558.3%
Interest expense											(13,820)	(14,700)	880	(6.0)%
Other income											83	192	(109)	(56.8)%
Loss on extinguishment of debt											—	(119)	119	—
Income tax benefit (expense)											693	(28)	721	(2,575.0)%
Net income (loss)											31,821	(2,886)	34,707	(1,202.6)%
Less: Net loss attributable to noncontrolling interests											15	340	(325)	(95.6)%
Net income (loss) attributable to the controlling interests											$31,836	$(2,546)	$34,382	(1,350.4)%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Club Building

(3)	Dispositions (classified as continuing operations):
2016 Office – 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive
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

Real estate rental revenue for same-store properties for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Minimum base rent	$53,794	$53,735	$59	0.1%
Recoveries from tenants	7,212	6,882	330	4.8%
Provision for doubtful accounts	(63)	(407)	344	(84.5)%
Lease termination fees	183	46	137	297.8%
Parking and other tenant charges	3,347	2,968	379	12.8%
Total same-store real estate rental revenue	$64,473	$63,224	$1,249	2.0%

•	Minimum base rent: Increase primarily due to higher rental rates ($1.1 million), partially offset by lower occupancy ($0.9 million) and higher rent abatements ($0.2 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.2 million) and real estate taxes ($0.1 million).

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the office ($0.2 million) and retail segments ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office segment ($0.1 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.2 million), primarily in the office segment, and short-term rents ($0.1 million) in the retail segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Office	$35,590	$34,658	$932	2.7%
Multifamily	13,803	13,626	177	1.3%
Retail	15,080	14,940	140	0.9%
Total same-store real estate rental revenue	$64,473	$63,224	$1,249	2.0%

•
Office: Increase primarily due to higher rental rates ($0.7 million), higher reimbursements for operating expenses ($0.3 million) and lower provisions for uncollectible revenue ($0.2 million), partially offset by lower occupancy ($0.2 million) and higher rent abatements ($0.2 million).

•	Multifamily: Increase primarily due to higher tenant fees ($0.2 million).

•
Retail: Increase primarily due to higher rental rates ($0.4 million), higher reimbursements for real estate taxes ($0.2 million) and lower provisions for uncollectible revenue ($0.1 million), partially offset by lower occupancy ($0.7 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of The Wellington in the third quarter of 2015 and Riverside Apartments in the 2016 Quarter.

Real estate rental revenue from development/redevelopment properties increased primarily due to leasing up The Maxwell ($0.6 million) and higher rental rates ($0.3 million) and occupancy ($0.2 million) at Silverline Center, partially offset by lower occupancy ($0.4 million) and rental rates ($0.1 million) at the Army Navy Club Building, which is under redevelopment.

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy by segment for the 2016 Quarter and 2015 Quarter was as follows:

	June 30, 2016			June 30, 2015			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	91.8%	63.8%	87.5%	92.2%	75.5%	87.6%	(0.4)%	(11.7)%	(0.1)%
Multifamily	94.8%	94.0%	94.4%	94.3%	78.2%	91.7%	0.5%	15.8%	2.7%
Retail	92.1%	N/A	92.1%	94.1%	78.7%	92.9%	(2.0)%	N/A	(0.8)%
Total	92.7%	86.5%	91.1%	93.3%	76.4%	90.0%	(0.6)%	10.1%	1.1%

•
Office: The decrease in same-store occupancy was primarily due to lower occupancy at 1776 G Street and Quantico Corporate Center, partially offset by higher occupancy at 1775 Eye Street and 1600 Wilson Boulevard. The decrease in non-same-store occupancy was primarily due to lower occupancy at the Army Navy Club Building, which is under redevelopment, partially offset by higher occupancy at Silverline Center.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at Yale West, partially offset by lower occupancy at The Ashby. The increase in non-same-store occupancy was primarily due to the lease-up of The Maxwell.

•
Retail: The decrease in same-store occupancy was primarily due to lower occupancy at the Centre at Hagerstown, Spring Valley Shopping Center and Bradlee Shopping Center, partially offset by higher occupancy at Concord Centre.

During the 2016 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Incentives (1) (per square foot)	Retention Rate
Office	59	$37.01	14.3%	$50.40	30.9%
Retail	15	36.18	16.4%	19.95	17.5%
Total	74	36.83	14.8%	44.09	29.4%
(1) Incentives include tenant improvements, leasing commissions and leasing incentives, including free rent.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2016 Quarter and 2015 Quarter were 35.5% and 36.7%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Office	$12,751	$13,046	$(295)	(2.3)%
Multifamily	5,405	5,694	(289)	(5.1)%
Retail	3,684	3,443	241	7.0%
Total same-store real estate expenses	$21,840	$22,183	$(343)	(1.5)%

•	Office: Decrease primarily due to lower utilities ($0.1 million), administrative ($0.1 million) and real estate tax ($0.1 million) expenses.

•	Multifamily: Decrease primarily due to lower administrative ($0.2 million) and repairs and maintenance ($0.1 million) expenses.

•	Retail: Increase primarily due to higher real estate taxes ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to classifying the Maryland Office Portfolio as held for sale and stopping depreciation on the assets during the 2016 Quarter ($2.0 million) and lower depreciation and amortization at same-store properties ($0.4 million) primarily due to lower amortization of acquired intangible lease assets, partially offset by the acquisition of The Wellington and Riverside Apartments ($2.1 million).

Acquisition Costs: Increase primarily due to the settlement of the Riverside Apartments acquisition in the 2016 Quarter, partially offset by due diligence costs during the 2015 Quarter associated with The Wellington acquisition.

General and Administrative Expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.7 million).

Casualty gain and impairment (loss), net: The casualty gain in the 2016 Quarter represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units. The impairment loss in the 2015 Quarter reduced the carrying value of our interest in a joint venture to develop a multifamily property at 1225 First Street to its estimated fair value. We subsequently disposed of our interest in the joint venture during the third quarter of 2015.

Gain on sale of real estate: Increase due to settling on the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza and West Gude during the 2016 Quarter. The $1.5 million gain in the 2015 Quarter resulted from the compensation received for the condemnation as part of an eminent domain taking action of 15,000 square feet of land at Montrose Shopping Center.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$8,289	$7,914	$375	4.7%
Mortgage notes payable	4,223	5,657	(1,434)	(25.3)%
Lines of credit	1,473	1,249	224	17.9%
Capitalized interest	(165)	(120)	(45)	37.5%
Total	$13,820	$14,700	$(880)	(6.0)%

•
Notes payable: Increase primarily due to executing the $150.0 million term loan in September 2015, which has a floating interest rate effectively fixed at 2.7% by interest rate swaps, partially offset by the repayment of $150.0 million of our 5.35% senior notes in May 2015.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments, and the purchase of the construction loan secured by The Maxwell (a consolidated entity) during the 2016 Period.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $242.0 million during 2016 Quarter, as compared to $131.2 million during the 2015 Quarter.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the development adjacent to The Wellington.

Income tax benefit (expense): The income tax benefit in the 2016 Quarter resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II.  We have concluded that there is sufficient positive evidence as of June 30, 2016 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

2016 Period Compared to 2015 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2016 Period compared to the 2015 Period. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$128,499	$127,545	$954	0.7%	$9,080	$—	$10,423	$8,526	$8,540	$13,011	$156,542	$149,082	$7,460	5.0%
Real estate expenses	45,104	45,794	(690)	(1.5)%	3,424	—	4,767	4,845	3,614	5,798	56,909	56,437	472	0.8%
NOI	$83,395	$81,751	$1,644	2.0%	$5,656	$—	$5,656	$3,681	$4,926	$7,213	$99,633	$92,645	$6,988	7.5%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(51,199)	(50,778)	(421)	0.8%
Acquisition costs											(1,178)	(1,008)	(170)	16.9%
General and administrative expenses											(10,479)	(10,358)	(121)	1.2%
Casualty gain and impairment (loss), net											676	(5,909)	6,585	111.4%
Gain on sale of real estate											24,112	31,731	(7,619)	(24.0)%
Interest expense											(28,180)	(30,048)	1,868	(6.2)%
Other income											122	384	(262)	(68.2)%
Loss on extinguishment of debt											—	(119)	119	(100.0)%
Income tax benefit (expense)											693	(28)	721	(2,575.0)%
Net income											34,200	26,512	7,688	29.0%
Less: Net loss attributable to noncontrolling interests											20	448	(428)	(95.5)%
Net income attributable to the controlling interests											$34,220	$26,960	$7,260	26.9%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Club Building

(3)	Dispositions (classified as continuing operations):
2016 Office – 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive
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

Real estate rental revenue for same-store properties for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Minimum base rent	$107,004	$107,453	$(449)	(0.4)%
Recoveries from tenants	14,969	14,713	256	1.7%
Provision for doubtful accounts	(449)	(725)	276	(38.1)%
Lease termination fees	305	231	74	32.0%
Parking and other tenant charges	6,670	5,873	797	13.6%
Total same-store real estate rental revenue	$128,499	$127,545	$954	0.7%

•	Minimum base rent: Decrease primarily due to lower occupancy ($2.1 million) and higher abatements ($0.3 million), partially offset by higher rental rates ($1.9 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.3 million).

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the office segment ($0.3 million).

•	Lease termination fees: Increase primarily due to higher fees in the multifamily segment ($0.1 million).

•
Parking and other tenant charges: Increase primarily due to higher parking income ($0.3 million) in the office segment, higher percentage rent ($0.1 million) in the retail segment and higher antenna rent ($0.1 million) in the multifamily segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Office	$70,557	$69,884	$673	1.0%
Multifamily	27,482	27,242	240	0.9%
Retail	30,460	30,419	41	0.1%
Total same-store real estate rental revenue	$128,499	$127,545	$954	0.7%

•	Office: Increase primarily due to higher rental rates ($1.1 million) and lower provisions for uncollectible accounts ($0.3 million), partially offset by lower occupancy ($0.7 million).

•	Multifamily: Increase primarily due to higher tenant fees ($0.3 million).

•
Retail: Increase primarily due to higher rental rates ($0.8 million), reimbursements ($0.2 million), percentage rent ($0.1 million) and parking income ($0.1 million), partially offset by lower occupancy ($1.3 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of The Wellington in the third quarter of 2015 and Riverside Apartments in the 2016 Quarter.

Real estate rental revenue from development/redevelopment properties increased primarily due to leasing up The Maxwell ($1.5 million) and higher rental rates ($0.6 million) and occupancy ($0.5 million) at Silverline Center, partially offset by lower occupancy ($0.5 million) and rental rates ($0.2 million) at the Army Navy Club Building, which remained under redevelopment.

During the 2016 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Incentives (1) (per square foot)	Retention Rate
Office	285	$39.82	13.7%	$71.15	40.5%
Retail	54	34.52	46.0%	39.54	87.4%
Total	339	38.97	17.4%	66.08	61.2%
(1) Incentives include tenant improvements, leasing commissions and leasing incentives, including free rent.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2016 Period and 2015 Period were 36.4% and 37.9%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Office	$25,937	$26,414	$(477)	(1.8)%
Multifamily	11,077	11,469	(392)	(3.4)%
Retail	8,090	7,911	179	2.3%
Total same-store real estate expenses	$45,104	$45,794	$(690)	(1.5)%

•	Office: Decrease primarily due to lower utilities expenses ($0.3 million) due to milder weather and lower administrative expenses ($0.1 million).

•	Multifamily: Decrease primarily due to lower administrative ($0.3 million) and repairs and maintenance ($0.2 million) expenses.

•	Retail: Increase primarily due to higher real estate taxes ($0.3 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of The Wellington and Riverside Apartments ($3.2 million) and placing development/redevelopment properties into service ($0.5 million), partially offset by classifying the Maryland Office Portfolio as held for sale and stopping depreciation on the assets during the 2016 Quarter ($2.5 million) and lower depreciation and amortization at same-store properties ($0.8 million) primarily due to lower amortization of acquired intangible lease assets.

Acquisition Costs: Increase primarily due to the settlement of the Riverside Apartments acquisition in the 2016 Quarter, partially offset by due diligence costs during the 2015 Quarter associated with The Wellington acquisition.

General and Administrative Expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.8 million), partially offset by lower officer share-based incentive compensation ($0.7 million) due to departures in 2015.

Casualty gain and impairment (loss), net: The casualty gain in the 2016 Period represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units. The impairment loss in the 2015 Period reduced the carrying value of our interest in a joint venture to develop a multifamily property at 1225 First Street to its estimated fair value. We subsequently disposed of our interest in the joint venture during the third quarter of 2015.

Gain on sale of real estate: Decrease due to completion of the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza and West Gude during the 2016 Period, as compared to the gain on the sale of Country Club Towers during the 2015 Period.

Interest Expense: Interest expense by debt type for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$16,582	$17,210	$(628)	(3.6)%
Mortgage notes payable	9,209	11,281	(2,072)	(18.4)%
Lines of credit	2,677	2,016	661	32.8%
Capitalized interest	(288)	(459)	171	(37.3)%
Total	$28,180	$30,048	$(1,868)	(6.2)%

•
Notes payable: Decrease primarily due to the repayment of $150.0 million of our 5.35% senior notes in May 2015, partially offset by executing the $150.0 million term loan in September 2015, which has a floating interest rate effectively fixed at 2.7% by interest rate swaps.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage note secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments, and the purchase of the construction loan secured by The Maxwell (a consolidated entity) during the 2016 Period.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $203.9 million during 2016 Period, as compared to $87.0 million during the 2015 Period.

•
Capitalized interest: Decrease primarily due to placing into service our development project at The Maxwell and redevelopment project at Silverline Center, partially offset by capitalization of interest on spending related to the development adjacent to The Wellington.

Income tax benefit (expense): The income tax benefit in the 2016 Period resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II.  We have concluded that there is sufficient positive evidence as of June 30, 2016 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

Liquidity and Capital Resources

Capital Requirements

As of the end of the second quarter of 2016, we summarize our 2016 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$160.0 million to repay or refinance our secured notes scheduled to mature in 2016, plus $101.9 million to prepay in 2016 without penalty a secured loan scheduled to mature in 2017;

•	Approximately $60 - $65 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $10 - $15 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout the remainder of 2016, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Mortgage notes payable	$252,044	$418,052
Lines of credit	269,000	105,000
Notes payable	743,769	743,181
	$1,264,813	$1,266,233

Mortgage Notes Payable

At June 30, 2016, our mortgage notes payable bore an effective weighted average fair value interest rate of 5.3% and had an estimated weighted average maturity of 2.4 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2016, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $269.0 million in borrowings outstanding as of June 30, 2016.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2016, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Subsequent to the end of the 2016 Quarter, we entered into a seven year, $150 million unsecured term loan maturing on July 21, 2023 with a deferred draw period of up to six months. We expect to draw on the term loan in the fourth quarter of 2016 or early in January 2017 to refinance maturing secured debt. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.86% all-in fixed interest rate commencing on March 31, 2017.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2016, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 73.7 million shares were outstanding at June 30, 2016.

On May 4, 2016, we sold approximately 5.3 million common shares, including 693,750 shares sold pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million, which we used initially to repay borrowings outstanding under our revolving credit facility and subsequently to fund our acquisition and for other general corporate purposes.

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

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any shares under this program during the 2016 Period.

Preferred Equity

Washington REIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2016, no preferred shares had been issued.

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

Our dividend and distribution payments for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Common dividends	$22,147	$20,500	$1,647	8.0%	$63,284	$41,019	$22,265	54.3%
Distributions to noncontrolling interests	19	—	19	—	110	—	110	—
	$22,166	$20,500	$1,666	8.1%	$63,394	$41,019	$22,375	54.5%

Dividends paid during the 2016 Quarter increased due to the issuance of 5.3 million common shares in May 2016. Dividends paid during the 2016 Period increased due to the issuance of common shares and the payment on January 5, 2016 of the $20.4 million of dividends declared during the fourth quarter of 2015.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2016	2015	$	%
Net cash provided by operating activities	$60,454	$54,332	$6,122	11.3%
Net cash (used in) provided by investing activities	(139,411)	6,108	(145,519)	2,382.4%
Net cash provided by (used in) financing activities	77,511	(53,489)	131,000	244.9%

Cash provided by operating activities increased primarily due to acquisitions and lower interest payments, partially offset by dispositions.

Cash used in investing activities increased primarily due to the acquisition of Riverside Apartments in the 2016 Period, partially offset by the disposition of four office properties in the 2016 Period, as compared to no acquisitions and one disposition during the 2015 Period.

Cash provided by financing activities increased primarily due to proceeds from an equity offering and higher net borrowings on our Revolving Credit Facility during the 2016 Period, partially offset by higher debt repayments and dividends paid during the 2016 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31,821	$(2,886)	$34,200	$26,512
Adjustments:
Depreciation and amortization	25,161	25,503	51,199	50,778
Net gain on sale of depreciable real estate	(24,112)	—	(24,112)	(30,277)
NAREIT FFO	$32,870	$22,617	$61,287	$47,013

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on June 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$—	$250,000	$500,000	$750,000	$784,582
Interest payments	$15,967	$31,934	$31,934	$31,934	$31,934	$51,907	$195,610
Interest rate on debt maturities	—%	—%	—%	—%	5.05%	3.96%	4.33%
Unsecured variable rate debt
Principal	$—	$—	$269,000	$—	$—	$—	$269,000	$269,000
Variable interest rate on debt maturities	—%	—%	1.43%	—%	—%	—%	1.43%
Mortgages
Principal amortization (2) (30 year schedule)	$1,979	$154,436	$3,135	$33,909	$2,659	$52,212	$248,330	$259,779
Interest payments (3)	$6,475	$6,616	$5,089	$3,627	$3,046	$3,604	$28,457
Weighted average interest rate on principal amortization	4.38%	5.90%	4.87%	5.32%	4.70%	3.91%	5.36%
(1) Includes $150.0 million term loan with a floating interest rate that is effectively fixed at 2.7% by interest rate swap arrangements.
(2) Excludes net discounts of $4.3 million and net unamortized debt issuance costs of $0.5 million at June 30, 2016.

On September 15, 2015, we entered into interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021 (see note 6 to the consolidated financial statements). We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2016	December 31, 2015
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$(2,790)	$(259)
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	(2,819)	(291)
$150,000					$(5,609)	$(550)

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

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.49	Purchase and Sale Agreement, dated April 26, 2016, for Riverside Apartments					X
10.50	Purchase and Sale Agreement, dated April 26, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard					X
10.51	Purchase and Sale Agreement, dated April 26, 2016, for 51 Monroe Street and One Central Plaza					X
10.52	First Amendment to Purchase and Sale Agreement, dated June 3, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard					X
10.53	2016 Omnibus Long Term Incentive Plan	DEF 14A		Annex A	3/23/2016
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: August 1, 2016