Form 10-Q
period 2016-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2016-11-02
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 28, 2016, 74,579,610 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2015 included in Washington Real Estate Investment Trust’s 2015 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Land	$573,315	$561,256
Income producing property	2,092,201	2,076,541
	2,665,516	2,637,797
Accumulated depreciation and amortization	(634,945)	(692,608)
Net income producing property	2,030,571	1,945,189
Properties under development or held for future development	37,463	36,094
Total real estate held for investment, net	2,068,034	1,981,283
Cash and cash equivalents	8,588	23,825
Restricted cash	10,091	13,383
Rents and other receivables, net of allowance for doubtful accounts of $1,987 and $2,297, respectively	62,989	62,890
Prepaid expenses and other assets	100,788	109,787
Total assets	$2,250,490	$2,191,168
Liabilities
Notes payable, net	$744,063	$743,181
Mortgage notes payable, net	251,232	418,052
Lines of credit	125,000	105,000
Accounts payable and other liabilities	54,629	45,367
Dividend payable	—	20,434
Advance rents	10,473	12,744
Tenant security deposits	8,634	9,378
Total liabilities	1,194,031	1,354,156
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 74,579 and 68,191 shares issued and outstanding, respectively	745	682
Additional paid in capital	1,368,438	1,193,298
Distributions in excess of net income	(309,042)	(357,781)
Accumulated other comprehensive loss	(4,870)	(550)
Total shareholders’ equity	1,055,271	835,649
Noncontrolling interests in subsidiaries	1,188	1,363
Total equity	1,056,459	837,012
Total liabilities and equity	$2,250,490	$2,191,168

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Real estate rental revenue	$79,770	$78,243	$236,312	$227,325
Expenses
Real estate expenses	29,164	28,109	86,073	84,546
Depreciation and amortization	30,905	29,349	82,104	80,127
Acquisition costs	—	929	1,178	1,937
General and administrative	4,539	4,911	15,018	15,269
Casualty (gain) and real estate impairment loss, net	—	—	(676)	5,909
	64,608	63,298	183,697	187,788
Other operating income
Gain on sale of real estate	77,592	—	101,704	31,731
Real estate operating income	92,754	14,945	154,319	71,268
Other income (expense)
Interest expense	(13,173)	(14,486)	(41,353)	(44,534)
Loss on extinguishment of debt	—	—	—	(119)
Other income	83	163	205	547
Income tax (expense) benefit	(2)	(42)	691	(70)
	(13,092)	(14,365)	(40,457)	(44,176)
Net income	79,662	580	113,862	27,092
Less: Net loss attributable to noncontrolling interests in subsidiaries	12	67	32	515
Net income attributable to the controlling interests	$79,674	$647	$113,894	$27,607

Basic net income attributable to the controlling interests per common share	$1.07	$0.01	$1.59	$0.40

Diluted net income attributable to the controlling interests per common share	$1.07	$0.01	$1.59	$0.40
Weighted average shares outstanding – basic	73,994	68,186	71,348	68,168
Weighted average shares outstanding – diluted	74,133	68,305	71,520	68,290
Dividends declared per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$79,662	$580	$113,862	$27,092
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	739	(2,288)	(4,320)	(2,288)
Comprehensive income (loss)	80,401	(1,708)	109,542	24,804
Less: Comprehensive loss attributable to noncontrolling interests	12	67	32	515
Comprehensive income (loss) attributable to the controlling interests	$80,413	$(1,641)	$109,574	$25,319

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2015	68,191	$682	$1,193,298	$(357,781)	$(550)	$835,649	$1,363	$837,012
Net income attributable to the controlling interests	—	—	—	113,894	—	113,894	—	113,894
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Unrealized loss on interest rate hedge	—	—	—	—	(4,320)	(4,320)	—	(4,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(143)	(143)
Dividends	—	—	—	(65,155)	—	(65,155)	—	(65,155)
Equity offerings, net of issuance costs	6,223	62	172,874	—	—	172,936	—	172,936
Shares issued under dividend reinvestment program	18	—	545	—	—	545	—	545
Share grants, net of forfeitures	147	1	1,721	—	—	1,722	—	1,722
Balance, September 30, 2016	74,579	$745	$1,368,438	$(309,042)	$(4,870)	$1,055,271	$1,188	$1,056,459

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$113,862	$27,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,104	80,127
Provision for losses on accounts receivable	1,163	1,337
Casualty (gain) and real estate impairment loss, net	(676)	5,909
Gain on sale of real estate	(101,704)	(31,731)
Share-based compensation expense	2,736	3,962
Deferred tax benefit	(741)	—
Amortization of debt premiums, discounts and related financing costs	2,389	2,661
Loss on extinguishment of debt	—	119
Changes in operating other assets	(12,864)	(9,733)
Changes in operating other liabilities	(1,394)	(3,531)
Net cash provided by operating activities	84,875	76,212
Cash flows from investing activities
Real estate acquisitions, net	(227,413)	(151,682)
Net cash received for sale of real estate	243,624	53,566
Capital improvements to real estate	(38,202)	(23,085)
Development in progress	(19,658)	(29,136)
Cash released from (held in) replacement reserve escrows	1,947	(2,897)
Insurance proceeds	883	—
Non-real estate capital improvements	(278)	(2,116)
Net cash used in investing activities	(39,097)	(155,350)
Cash flows from financing activities
Line of credit borrowings, net	20,000	145,000
Dividends paid	(85,648)	(61,510)
Principal payments – mortgage notes payable	(167,197)	(3,358)
Borrowings under construction loan	—	4,017
Notes payable repayments	—	(150,000)
Proceeds from term loan	—	150,000
Payment of financing costs	(1,508)	(4,910)
Contributions from noncontrolling interests	—	5
Distributions to noncontrolling interests	(143)	—
Proceeds from dividend reinvestment program	545	—
Net proceeds from equity offering	172,936	5,079
Net cash (used in) provided by financing activities	(61,015)	84,323
Net (decrease) increase in cash and cash equivalents	(15,237)	5,185
Cash and cash equivalents at beginning of period	23,825	15,827
Cash and cash equivalents at end of period	$8,588	$21,012
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$34,421	$38,023
Change in accrued capital improvements and development costs	2,622	656

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing the gain to the shareholders with no tax to us or (c) retaining our net long-term capital gain but treating it as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the nine months ended September 30, 2016, we sold the following properties:

Disposition Date	Property Name	Segment	Gain on Sale (in thousands)
May 26, 2016	Dulles Station, Phase II (1)	Office	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	77,592
		Total	$101,704

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

The taxable gains for Dulles Station II and the properties included in Maryland Office Portfolio Transaction I will be distributed to shareholders through the quarterly dividends. The properties included in Maryland Office Portfolio Transaction II were identified for a reverse tax deferred exchange under Section 1031 of the Internal Revenue Code. We acquired the replacement property, Riverside Apartments, during the second quarter of 2016 (see note 3, under "Acquisition").

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the reserve for a deferred tax asset at one of our taxable REIT subsidiaries. As of September 30, 2016, our TRSs had net deferred tax assets of $0.6 million. Our TRSs had no net deferred tax assets as of December 31, 2015. As of September 30, 2016 and December 31, 2015, our TRSs had net deferred tax liabilities of $0.5 million and $0.7 million, respectively. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new standard is effective for public entities for fiscal years beginning after December 15, 2019 and for interim periods therein with adoption one year earlier permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing accounting standards for employee share-based payments, including by allowing an employer to make a policy election to account for forfeitures as they occur or to continue to provide for an estimate as currently required. The new standard also allows an employer to withhold shares in a net settlement in an amount that does not exceed the maximum statutory tax rate in the employees' tax jurisdiction without causing liability classification. The new standard is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We do not expect the new standard to have a material impact on Washington REIT’s consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, the majority of our revenue will be subject to the allocation provisions outlined within Accounting Standards Update No. 2014-09. We are currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU No. 2014-09.

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

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles ("GAAP") requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after

December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. Upon adoption of ASU 2016-02, Leases (Topic 842), the majority of our revenue will be subject to the allocation provisions outlined within the revenue standard. We are currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU No. 2014-09.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2016 and September 30, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively, and the nine months ended September 30, 2016 and September 30, 2015 as the "2016 Period" and "2015 Period," respectively.

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

Riverside Apartments consists of apartment buildings and an adjacent parcel of land for potential future multifamily development. The results of operations from the acquired operating property are included in the consolidated statements of income as of the acquisition date and are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Real estate rental revenue	$5,408	$7,892
Net income	1,001	1,584

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

The weighted remaining average life for 2016 acquisition components above, other than land and building, are 90 months for net lease intangible assets and 46 months for net lease intangible liabilities. The leasing commissions/absorption costs were substantially amortized by the end of the 2016 Quarter, as such costs were primarily related to assumed apartment leases. The net lease intangible assets and liabilities are associated with leases for retail space at Riverside Apartments.

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

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 as if the above-described acquisition in 2016 had occurred on January 1, 2015. The pro forma adjustments include removing acquisition costs directly related to the above-described acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the three and nine months ended September 30, 2016 and 2015. The unaudited data presented is in thousands, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real estate rental revenue	$79,770	$83,661	$244,557	$243,403
Net income	84,442	2,054	122,127	26,861
Diluted net income per share	1.14	0.03	1.70	0.39

Development/Redevelopment

In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. As of September 30, 2016, we had invested $36.3 million in the renovation. We completed major construction activities on this project during the second quarter of 2015, and placed into service substantially completed portions of the project at that time totaling $25.9 million, with the remaining components placed into service as of March 31, 2016. We also currently have a redevelopment project at the Army Navy Club Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of September 30, 2016, we had invested $0.9 million in the redevelopment.

We have also begun predevelopment activities for the construction of a multifamily building on land adjacent to The Wellington in Arlington, Virginia. As of September 30, 2016, we had invested $17.7 million in the development.

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

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. As of September 30, 2016 and December 31, 2015, The Maxwell's assets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$12,851	$12,851
Income producing property	37,914	37,791
Accumulated depreciation and amortization	(4,008)	(2,347)
Other assets	749	1,188
	$47,506	$49,483

As of September 30, 2016 and December 31, 2015, The Maxwell's liabilities were as follows (in thousands):

	September 30, 2016		December 31, 2015
Mortgage notes payable	$31,975	(1)	$32,214
Accounts payable and other liabilities	186		256
Tenant security deposits	96		82
	$32,257		$32,552
(1) The mortgage notes payable balance as of September 30, 2016 is eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Depreciation on these properties is discontinued when classified as held for sale, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. There were no properties held for sale as of September 30, 2016 or December 31, 2015.

During the 2016 Period, we sold Dulles Station, Phase II, which consists of land held for future development and an interest in a parking garage in Herndon, Virginia, for $12.1 million. Also during the 2016 Period, we executed two purchase and sale agreements with a single buyer for the sale of a portfolio of six office properties located in Maryland: 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza (collectively, the "Maryland Office Portfolio") for an aggregate contract sales price of $240.0 million. We closed on the first sale transaction in June 2016 and closed on the second sale transaction in September 2016.

We sold the following properties in 2016 and 2015:

Disposition Date	Property Name	Segment	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 26, 2016	Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
		Total 2016		1,183,000	$252,100	$101,704

March 20, 2015	Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

(4)	Interest in land held for future development.

While the Maryland Office Portfolio, in the aggregate, constitutes an individually significant disposition, it does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (1)	2015	2016	2015
Real estate rental revenue	$3,689	$8,127	$20,266	$24,009
Net income	2,474	2,415	9,376	6,852
(1) Four of the Maryland Office Portfolio properties, 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive, were sold on June 27, 2016, prior to the start of the 2016 Quarter.

We do not have significant continuing involvement in the operations of the disposed properties.

Casualty Gains

We recorded a net casualty gain of $0.7 million during the 2016 Period associated with a fire at Bethesda Hill Towers that damaged four units, which is included in casualty (gain) and real estate impairment loss, net on our Condensed Consolidated Statements of Income. The net casualty gain is comprised of $0.9 million in third-party insurance proceeds received by us, which were partially offset by casualty charges of $0.2 million to write off the net book value of the damaged units at Bethesda Hill Towers.

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

Subsequent to the end of the 2016 Quarter, we prepaid without penalty the remaining $101.9 million of the mortgage note secured by 2445 M Street using borrowings on our unsecured revolving credit facility.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

We have a $600.0 million unsecured revolving credit agreement ("Revolving Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six months extension options. The Revolving Credit Facility has an accordion feature, which we utilized a portion of in September 2015, as described below, that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan ("2015 Term Loan") by executing a portion of the accordion feature under the Revolving Credit Facility. The 2015 Term Loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT's current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 7).

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility's unsecured line of credit unused and available at September 30, 2016 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(125,000)
Letters of credit issued	—
Unused and available	$475,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2016 Period as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2015	$105,000
Borrowings	538,000
Repayments	(518,000)
Balance at September 30, 2016	$125,000

NOTE 6: NOTES PAYABLE

During the 2016 Quarter, we entered into a seven year, $150.0 million unsecured term loan ("2016 Term Loan") maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT's current unsecured debt ratings. As of September 30, 2016, there have been no drawdowns on the 2016 Term Loan. We also entered into forward interest rate derivatives commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.9% (see note 7).

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 5) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.9%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in other comprehensive loss. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2016 Quarter and Period and 2015 Quarter and Period, and hedge ineffectiveness did not impact earnings during the 2016 Quarter and Period and 2015 Quarter and Period.

The fair value and balance sheet locations of the interest rate swaps as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

					Fair Value
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	Accounts payable and other liabilities	$4,408	$550
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	Accounts payable and other liabilities	462	N/A
	$300,000				$4,870	$550

The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gain (loss) on interest rate hedges	$739	$(2,288)	$(4,320)	$(2,288)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.8 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2016, the fair value of derivatives is in a net liability position of $4.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $4.9 million.

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

The only assets or liabilities we had at September 30, 2016 and December 31, 2015 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,619	$—	$1,619	$—	$1,408	$—	$1,408	$—
Liabilities:
Interest rate swaps	$4,870	$—	$4,870	$—	$550	$—	$550	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2016 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,588	$8,588	$23,825	$23,825
Restricted cash	10,091	10,091	13,383	13,383
2445 M Street note receivable	3,513	3,568	3,849	4,275
Mortgage notes payable, net	251,232	256,055	418,052	426,693
Lines of credit	125,000	125,000	105,000	105,000
Notes payable, net	744,063	784,643	743,181	753,816

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term ("STIP") and long-term ("LTIP") incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $0.3 million and $0.9 million for the 2016 Quarter and 2015 Quarter, respectively, and $2.7 million and $4.0 million for the 2016 Period and 2015 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.5 million and $2.6 million for the 2016 Period and 2015 Period, respectively.

The total unvested restricted share awards at September 30, 2016 was 210,366 shares, which had a weighted average grant date fair value of $26.37 per share. As of September 30, 2016, the total compensation cost related to unvested restricted share awards was $2.4 million, which we expect to recognize over a weighted average period of 21 months.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of our share based awards with performance conditions prior to the grant date and awards with market conditions under the contingently issuable method.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$79,662	$580	$113,862	$27,092
Net loss attributable to noncontrolling interests in subsidiaries	12	67	32	515
Allocation of earnings to unvested restricted share awards	(200)	(47)	(329)	(184)
Adjusted net income attributable to the controlling interests	$79,474	$600	$113,565	$27,423
Denominator:
Weighted average shares outstanding – basic	73,994	68,186	71,348	68,168
Effect of dilutive securities:
Employee restricted share awards	139	119	172	122
Weighted average shares outstanding – diluted	74,133	68,305	71,520	68,290

Basic net income attributable to the controlling interests per common share	$1.07	$0.01	$1.59	$0.40
Diluted net income attributable to the controlling interests per common share	$1.07	$0.01	$1.59	$0.40

NOTE 11: SEGMENT INFORMATION

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2016 and 2015 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$40,646	$15,404	$23,720	$—	$79,770
Real estate expenses	15,839	3,570	9,755	—	29,164
Net operating income	$24,807	$11,834	$13,965	$—	$50,606
Depreciation and amortization					(30,905)
General and administrative					(4,539)
Interest expense					(13,173)
Other income					83
Gain on sale of real estate					77,592
Income tax expense					(2)
Net income					79,662
Less: Net loss attributable to noncontrolling interests in subsidiaries					12
Net income attributable to the controlling interests					$79,674
Capital expenditures	$13,919	$2,107	$5,837	$236	$22,099
Total assets	$1,107,687	$354,624	$761,388	$26,791	$2,250,490

	Three Months Ended September 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,616	$15,684	$18,943	$—	$78,243
Real estate expenses	16,612	3,649	7,848	—	28,109
Net operating income	$27,004	$12,035	$11,095	$—	$50,134
Depreciation and amortization					(29,349)
Acquisition costs					(929)
General and administrative					(4,911)
Interest expense					(14,486)
Other income					163
Income tax expense					(42)
Net income					580
Less: Net loss attributable to noncontrolling interests in subsidiaries					67
Net income attributable to the controlling interests					$647
Capital expenditures	$7,413	$792	$2,489	$280	$10,974
Total assets	$1,265,738	$377,687	$541,044	$38,929	$2,223,398

	Nine Months Ended September 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$128,201	$45,864	$62,247	$—	$236,312
Real estate expenses	49,508	11,660	24,905	—	86,073
Net operating income	$78,693	$34,204	$37,342	$—	$150,239
Depreciation and amortization					(82,104)
Interest expense					(41,353)
General and administrative					(15,018)
Other income					205
Acquisition costs					(1,178)
Gain on sale of real estate, continuing operations					101,704
Casualty gain and real estate impairment (loss), net					676
Income tax benefit					691
Net income					113,862
Less: Net loss attributable to noncontrolling interests in subsidiaries					32
Net income attributable to the controlling interests					$113,894
Capital expenditures	$21,944	$6,238	$10,037	$278	$38,497

	Nine Months Ended September 30, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$129,255	$47,754	$50,316	$—	$227,325
Real estate expenses	50,597	12,138	21,811	—	84,546
Net operating income	$78,658	$35,616	$28,505	$—	$142,779
Depreciation and amortization					(80,127)
Interest expense					(44,534)
General and administrative					(15,269)
Acquisition costs					(1,937)
Gain on sale of real estate					31,731
Other income					547
Loss on extinguishment of debt, net					(119)
Casualty gain and real estate impairment (loss), net					(5,909)
Income tax expense					(70)
Net income					27,092
Less: Net loss attributable to noncontrolling interests in subsidiaries					515
Net income attributable to the controlling interests					$27,607
Capital expenditures	$16,023	$2,291	$4,771	$2,116	$25,201

NOTE 12: SHAREHOLDERS' EQUITY

On May 4, 2016, we issued approximately 5.3 million common shares, including 693,750 shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital

Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2016 Quarter and Period, we issued 0.9 million common shares under the Equity Distribution Agreements at a weighted average price of $33.32 per share, raising $29.6 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2016 Quarter and Period, we issued approximately 17,500 common shares under this program at a weighted average price of $31.21 per share, raising $0.5 million in net proceeds.

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

We refer to the three months ended September 30, 2016 and September 30, 2015 as the “2016 Quarter” and the “2015 Quarter,” respectively, and the nine months ended September 30, 2016 and September 30, 2015 as the "2016 Period" and "2015 Period," respectively.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of September 30, 2016, we owned a diversified portfolio of 49 properties, totaling approximately 6.0 million square feet of commercial space and 4,480 multifamily units, and land held for development. These 49 properties consisted of 19 office properties, 16 retail centers and 14 multifamily properties.

In accordance with our strategy of recycling legacy assets to invest in high-quality assets with compelling value-add returns, in April 2016 we executed two purchase and sale agreements with a single buyer for the sale Maryland Office Portfolio for an aggregate contract sale price of $240.0 million. We closed on the first sale transaction for four of the properties in June 2016 and closed on the second sale transaction in September 2016. In May 2016, we acquired a multifamily property, Riverside Apartments, with further development potential in Alexandria, Virginia, for $244.8 million (see "Investment Activity" below).

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net income attributable to the controlling interests	$79,674	$647	$79,027	12,214.4%
NOI (1)	$50,606	$50,134	$472	0.9%
NAREIT FFO (2)	$32,975	$29,929	$3,046	10.2%

(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 36 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to gains on sale of real estate ($77.6 million) and lower interest expense ($1.3 million) in the 2016 Quarter.

The increase in NOI is primarily due to acquisitions ($3.0 million), the lease-up of Silverline Center ($1.1 million) and The Maxwell ($0.4 million), and higher NOI from same-store properties ($0.7 million). These were partially offset by the property sales during 2015 and 2016 ($4.1 million) and lower occupancy at the Army Navy Club Building ($0.6 million), which is under re-development. The higher same-store NOI was primarily due to higher rental rates ($0.8 million) and reimbursements ($0.4 million), partially offset by higher real estate taxes ($0.5 million). Same-store physical occupancy increased to 94.2% as of September 30, 2016, from 92.9% one year ago, primarily due to higher occupancy in the office and multifamily segments.

The higher NAREIT FFO is primarily attributable to the lower interest expense ($1.3 million), lower acquisition costs ($0.9 million) and higher NOI ($0.5 million) in the 2016 Quarter.

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

•
The completion of the first sale transaction with respect to the Maryland Office Portfolio (for the sale of 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza and West Gude Drive) in June 2016 for $111.5 million. We recognized a gain on sale of real estate of $23.6 million.

•
The completion of the second sale transaction with respect to the Maryland Office Portfolio (for the sale of 51 Monroe Street and One Central Plaza) in September 2016 for $128.5 million. We recognized a gain on sale of real estate of $77.6 million.

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

•
The execution in July 2016 of a seven year, $150 million unsecured term loan agreement maturing on July 21, 2023 with a deferred draw period of up to six months. We expect to draw on the term loan in the fourth quarter of 2016 or early in January 2017 to refinance maturing secured debt. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.86% all-in fixed interest rate commencing on March 31, 2017.

•	The issuance of approximately 0.9 million common shares under our ATM program at a weighted average price to the public of $33.32 per share, for net proceeds of approximately $29.6 million.

As of September 30, 2016, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of October 28, 2016, our Revolving Credit Facility has a borrowing capacity of $362.0 million.

Capital Requirements

Subsequent to the end of the 2016 Quarter, we prepaid without penalty the remaining $101.9 million of the mortgage note secured by 2445 M Street using borrowings on our unsecured revolving credit facility. We do not have any debt maturities during the remainder of 2016. We expect to have the additional capital requirements as set forth on page 33 (Liquidity and Capital Resources - Capital Requirements).

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

2016 Quarter Compared to 2015 Quarter

The following tables reconcile NOI to net income (loss) attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2016 Quarter compared to the 2015 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$61,240	$59,759	$1,481	2.5%	$8,772	$3,441	$6,069	$4,845	$3,689	$10,198	$79,770	$78,243	$1,527	2.0%
Real estate expenses	21,662	20,910	752	3.6%	3,637	1,304	2,627	2,209	1,238	3,686	29,164	28,109	1,055	3.8%
NOI	$39,578	$38,849	$729	1.9%	$5,135	$2,137	$3,442	$2,636	$2,451	$6,512	$50,606	$50,134	$472	0.9%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(30,905)	(29,349)	(1,556)	5.3%
Acquisition costs											—	(929)	929	(100.0)%
General and administrative expenses											(4,539)	(4,911)	372	(7.6)%
Gain on sale of real estate											77,592	—	77,592	—
Interest expense											(13,173)	(14,486)	1,313	(9.1)%
Other income											83	163	(80)	(49.1)%
Income tax benefit expense											(2)	(42)	40	(95.2)%
Net income											79,662	580	79,082	13,634.8%
Less: Net loss attributable to noncontrolling interests											12	67	(55)	(82.1)%
Net income attributable to the controlling interests											$79,674	$647	$79,027	12,214.4%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Club Building

(3)	Dispositions (classified as continuing operations):
2016 Office – 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza
2015 Multifamily – Munson Hill Towers
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

Real estate rental revenue for same-store properties for the three months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Minimum base rent	$51,090	$50,418	$672	1.3%
Recoveries from tenants	7,304	6,863	441	6.4%
Provision for doubtful accounts	(202)	(329)	127	(38.6)%
Lease termination fees	353	263	90	34.2%
Parking and other tenant charges	2,695	2,544	151	5.9%
Total same-store real estate rental revenue	$61,240	$59,759	$1,481	2.5%

•	Minimum base rent: Increase primarily due to higher rental rates ($0.8 million), partially offset by higher rent abatements ($0.1 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating ($0.2 million) and real estate tax ($0.2 million) expenses, primarily due to higher expenses.

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the office ($0.1 million) and retail segments ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office segment ($0.1 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.1 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Office	$31,900	$31,248	$652	2.1%
Multifamily	13,936	13,616	320	2.4%
Retail	15,404	14,895	509	3.4%
Total same-store real estate rental revenue	$61,240	$59,759	$1,481	2.5%

•	Office: Increase primarily due to higher rental rates ($0.5 million) and higher occupancy ($0.2 million).

•	Multifamily: Increase primarily due to higher occupancy ($0.1 million), higher rental rates ($0.1 million) and lower rent abatements ($0.1 million).

•
Retail: Increase primarily due to higher reimbursements ($0.4 million) and rental rates ($0.3 million), partially offset by lower occupancy ($0.2 million). The higher reimbursements were primarily due to higher expenses.

Real estate rental revenue from acquisitions increased due to the acquisition of Riverside Apartments in the second quarter of 2016.

Real estate rental revenue from development/redevelopment properties increased primarily due to higher occupancy ($1.1 million) at Silverline Center and The Maxwell ($0.4 million), partially offset by lower occupancy ($0.6 million) at the Army Navy Club Building, which is under redevelopment.

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy by segment for the 2016 Quarter and 2015 Quarter was as follows:

	September 30, 2016			September 30, 2015			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.3%	81.8%	90.5%	90.8%	82.7%	87.8%	1.5%	(0.9)%	2.7%
Multifamily	95.6%	92.8%	94.2%	93.2%	90.8%	92.3%	2.4%	2.0%	1.9%
Retail	95.6%	N/A	95.6%	95.4%	82.5%	94.4%	0.2%	N/A	1.2%
Total	94.2%	90.1%	93.2%	92.9%	85.8%	90.7%	1.3%	4.3%	2.5%

•
Office: The increase in same-store occupancy was primarily due to higher occupancy at 1775 Eye Street and 1600 Wilson Boulevard, partially offset by lower occupancy at Monument II. The decrease in non-same-store occupancy was primarily due to lower occupancy at the Army Navy Club Building, which is under redevelopment, partially offset by higher occupancy at Silverline Center.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at the Kenmore, partially offset by lower occupancy at The Ashby. The increase in non-same-store occupancy was primarily due to the lease-up of The Maxwell.

•	Retail: The increase in same-store occupancy was primarily due to higher occupancy at Bradlee Shopping Center, partially offset by lower occupancy at Spring Valley Shopping Center.

During the 2016 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	212	$42.73	16.0%	$31.08	3.5	99.7%
Retail	76	28.20	11.2%	2.15	0.1	98.2%
Total	288	38.90	15.1%	23.46	2.8	99.1%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2016 Quarter and 2015 Quarter were 36.6% and 35.9%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Office	$12,335	$11,876	$459	3.9%
Multifamily	5,757	5,577	180	3.2%
Retail	3,570	3,457	113	3.3%
Total same-store real estate expenses	$21,662	$20,910	$752	3.6%

•	Office: Increase primarily due to higher bad debt ($0.3 million) and real estate tax ($0.2 million) expenses.

•	Multifamily: Increase primarily due to higher real estate tax ($0.1 million) and utilities ($0.1 million) expenses.

•	Retail: Increase primarily due to higher real estate taxes ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to acquisitions ($4.1 million) and placing the Silverline Center redevelopment into service ($0.7 million), partially offset by dispositions ($3.1 million).

Acquisition Costs: Decrease primarily due to the settlement of the The Wellington acquisition during the 2015 Quarter.

General and Administrative Expenses: Decrease primarily due to lower share-based compensation ($0.5 million) primarily due to a higher volume of forfeitures during the 2016 Quarter, partially offset by a higher estimate of short-term incentive compensation ($0.2 million).

Gain on sale of real estate: Increase due to settling on the sales of 51 Monroe Street and One Central Plaza during the 2016 Quarter.

Interest Expense: Interest expense by debt type for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$8,364	$7,303	$1,061	14.5%
Mortgage notes payable	3,419	5,694	(2,275)	(40.0)%
Lines of credit	1,578	1,585	(7)	(0.4)%
Capitalized interest	(188)	(96)	(92)	95.8%
Total	$13,173	$14,486	$(1,313)	(9.1)%

•	Notes payable: Increase primarily due to executing the $150.0 million term loan in September 2015, which has a floating interest rate effectively fixed at 2.7% by interest rate swaps.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments, and the purchase of the construction loan secured by The Maxwell (a consolidated entity) during the 2016 Period.

•
Lines of credit: Small decrease primarily due to weighted average daily borrowings of $240.7 million during 2016 Quarter, as compared to $313.3 million during the 2015 Quarter, partially offset by a higher weighted average borrowing rate.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the development adjacent to The Wellington.

2016 Period Compared to 2015 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2016 Period compared to the 2015 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$181,702	$179,149	$2,553	1.4%	$17,852	$3,441	$16,492	$13,371	$20,266	$31,364	$236,312	$227,325	$8,987	4.0%
Real estate expenses	64,122	63,968	154	0.2%	7,061	1,304	7,394	7,054	7,496	12,220	86,073	84,546	1,527	1.8%
NOI	$117,580	$115,181	$2,399	2.1%	$10,791	$2,137	$9,098	$6,317	$12,770	$19,144	$150,239	$142,779	$7,460	5.2%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(82,104)	(80,127)	(1,977)	2.5%
Acquisition costs											(1,178)	(1,937)	759	(39.2)%
General and administrative expenses											(15,018)	(15,269)	251	(1.6)%
Casualty gain and impairment (loss), net											676	(5,909)	6,585	(111.4)%
Gain on sale of real estate											101,704	31,731	69,973	220.5%
Interest expense											(41,353)	(44,534)	3,181	(7.1)%
Other income											205	547	(342)	(62.5)%
Loss on extinguishment of debt											—	(119)	119	(100.0)%
Income tax benefit (expense)											691	(70)	761	1,087.1%
Net income											113,862	27,092	86,770	320.3%
Less: Net loss attributable to noncontrolling interests											32	515	(483)	(93.8)%
Net income attributable to the controlling interests											$113,894	$27,607	$86,287	312.6%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Club Building

(3)	Dispositions (classified as continuing operations):
2016 Office – 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza
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

Real estate rental revenue for same-store properties for the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Minimum base rent	$151,582	$151,328	$254	0.2%
Recoveries from tenants	22,044	21,276	768	3.6%
Provision for doubtful accounts	(637)	(1,030)	393	38.2%
Lease termination fees	598	406	192	47.3%
Parking and other tenant charges	8,115	7,169	946	13.2%
Total same-store real estate rental revenue	$181,702	$179,149	$2,553	1.4%

•	Minimum base rent: Increase primarily due to higher rental rates ($2.7 million), partially offset by lower occupancy ($1.9 million) and higher abatements ($0.4 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating ($0.6 million) and real estate tax ($0.2 million) expenses, primarily due to higher expenses.

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the office segment ($0.4 million).

•	Lease termination fees: Increase primarily due to higher fees in the multifamily ($0.1 million) and office ($0.1 million) segments.

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.4 million), short-term rents ($0.2 million) and percentage rent ($0.1 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Office	$94,420	$92,977	$1,443	1.6%
Multifamily	41,418	40,858	560	1.4%
Retail	45,864	45,314	550	1.2%
Total same-store real estate rental revenue	$181,702	$179,149	$2,553	1.4%

•
Office: Increase primarily due to higher rental rates ($1.5 million), lower provisions for uncollectible accounts ($0.4 million), higher reimbursements ($0.3 million) and higher parking income ($0.3 million), partially offset by higher rent abatements ($0.7 million) and lower occupancy ($0.4 million).

•	Multifamily: Increase primarily due to lower rent abatements ($0.3 million) and higher tenant fees ($0.3 million).

•
Retail: Increase primarily due to higher rental rates ($1.1 million), reimbursements ($0.6 million), percentage rent ($0.1 million) and parking income ($0.1 million), partially offset by lower occupancy ($1.5 million). The higher reimbursements were primarily due to higher expenses.

Real estate rental revenue from acquisitions increased due to the acquisitions of Riverside Apartments ($7.9 million) in the second quarter of 2016 and The Wellington ($6.5 million) in the third quarter of 2015.

Real estate rental revenue from development/redevelopment properties increased primarily due to higher occupancy at The Maxwell ($2.2 million) and Silverline Center ($1.6 million), partially offset by lower occupancy ($1.0 million) at the Army Navy Club Building, which is under redevelopment.

During the 2016 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	497	$41.06	14.7%	$41.28	5.6	70.3%
Retail	130	30.84	25.1%	13.50	1.8	79.9%
Total	627	38.94	16.3%	35.51	5.0	72.5%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2016 Period and 2015 Period were 36.4% and 37.2%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Office	$35,628	$35,554	$74	0.2%
Multifamily	16,834	17,046	(212)	(1.2)%
Retail	11,660	11,368	292	2.6%
Total same-store real estate expenses	$64,122	$63,968	$154	0.2%

•	Office: Increase primarily due to higher real estate tax ($0.2 million), bad debt ($0.2 million) and custodial ($0.1 million) expenses, partially offset by lower utilities expenses ($0.4 million).

•	Multifamily: Decrease primarily due to lower administrative expenses ($0.2 million).

•	Retail: Increase primarily due to higher real estate taxes ($0.5 million), partially offset by lower bad debt expense ($0.3 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of The Wellington and Riverside Apartments ($7.3 million) and higher depreciation at development/redevelopment properties ($0.6 million), partially offset by the disposition of properties ($5.6 million).

Acquisition Costs: Decrease primarily due to lower costs associated with the Riverside Apartments acquisition in the 2016 Period, as compared to the costs associated with The Wellington acquisition during the 2015 Period.

General and Administrative Expenses: Decrease primarily due to lower share-based compensation ($1.1 million) primarily due to a higher number of forfeitures during the 2016 Period and lower consulting fees ($0.2 million), partially offset by a higher estimate of short-term incentive compensation ($1.1 million).

Casualty gain and impairment (loss), net: The casualty gain in the 2016 Period represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units. The impairment loss in the second quarter of 2015 reduced the carrying value of our interest in a joint venture to develop a multifamily property at 1225 First Street to its estimated fair value. We subsequently disposed of our interest in the joint venture during the 2015 Quarter.

Gain on sale of real estate: Increase due to completion of the sales of Dulles Station II and the Maryland Office Portfolio during the 2016 Period, as compared to the gain on the sale of Country Club Towers during the 2015 Period.

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$24,946	$24,513	$433	1.8%
Mortgage notes payable	12,628	16,975	(4,347)	(25.6)%
Lines of credit	4,255	3,601	654	18.2%
Capitalized interest	(476)	(555)	79	(14.2)%
Total	$41,353	$44,534	$(3,181)	(7.1)%

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

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $216.3 million during 2016 Period, as compared to $163.1 million during the 2015 Period.

•
Capitalized interest: Decrease primarily due to placing into service our development project at The Maxwell and redevelopment project at Silverline Center, partially offset by capitalization of interest on spending related to the development adjacent to The Wellington.

Income tax benefit (expense): The income tax benefit in the 2016 Period resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II.  We have concluded that there is sufficient positive evidence as of September 30, 2016 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

Liquidity and Capital Resources

Capital Requirements

As of the end of the third quarter of 2016, we summarize our 2016 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$160.0 million to repay or refinance our secured notes scheduled to mature in 2016, plus $101.9 million to prepay in 2016 without penalty a secured loan scheduled to mature in 2017;

•
Approximately $60 - $65 million to invest in our existing portfolio of operating assets, including approximately $40 - $45 million to fund tenant-related capital requirements and leasing commissions; and

•	Approximately $5 - $10 million to invest in our development and redevelopment projects.

Debt Financing

Our total debt at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Mortgage notes payable	$247,349	$414,546
Lines of credit	125,000	105,000
Notes payable	750,000	750,000
	1,122,349	1,269,546
Premiums and discounts, net	2,238	1,813
Debt issuance costs, net	(4,292)	(5,126)
Total	$1,120,295	$1,266,233

Mortgage Notes Payable

At September 30, 2016, our mortgage notes payable bore an effective weighted average fair value interest rate of 5.3% and had an estimated weighted average maturity of 2.1 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2016, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $125.0 million in borrowings outstanding as of September 30, 2016.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2016, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

During the 2016 Quarter, we entered into a $150.0 million unsecured term loan scheduled to mature on July 21, 2023 with a deferred draw period of up to six months. We expect to draw on the term loan in the fourth quarter of 2016 or early in January 2017 to refinance maturing secured debt. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.9% all-in fixed interest rate commencing on March 31, 2017.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2016, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 74.6 million shares were outstanding at September 30, 2016.

On May 4, 2016, we issued approximately 5.3 million common shares, including 693,750 shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million, which we used initially to repay borrowings outstanding under our revolving credit facility and subsequently to fund our acquisition of Riverside Apartments and for other general corporate purposes.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2016 Quarter and Period, we issued 0.9 million common shares under the Equity Distribution Agreements at a weighted average price of $33.32 per share, raising $29.6 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2016 Quarter and Period, we issued 17,500 common shares under this program at a weighted average price of $31.21 per share, raising $0.5 million in net proceeds.

Preferred Equity

Washington REIT's board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2016, no preferred shares had been issued.

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

Our dividend and distribution payments for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Common dividends	$22,364	$20,491	$1,873	9.1%	$85,648	$61,510	$24,138	39.2%
Distributions to noncontrolling interests	33	—	33	—	143	—	143	—
	$22,397	$20,491	$1,906	9.3%	$85,791	$61,510	$24,281	39.5%

Dividends paid during the 2016 Quarter increased primarily due to the issuance of 6.2 million common shares during the 2016 Period. Dividends paid during the 2016 Period increased primarily due to the issuance of common shares and the payment on January 5, 2016 of the $20.4 million of dividends declared during the fourth quarter of 2015.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Net cash provided by operating activities	$84,875	$76,212	$8,663	11.4%
Net cash used in investing activities	(39,097)	(155,350)	116,253	74.8%
Net cash (used in) provided by financing activities	(61,015)	84,323	(145,338)	172.4%

Cash provided by operating activities increased primarily due to acquisitions and lower interest payments, partially offset by dispositions.

Cash used in investing activities decreased primarily due to the higher volume of disposition activity during the 2016 Period, partially offset by executing a larger acquisition during the 2016 Period.

Cash used in financing activities increased primarily due to higher debt repayments and dividends paid during the 2016 Period, partially offset proceeds from equity issuances and higher net borrowings on our Revolving Credit Facility during the 2016 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$79,662	$580	$113,862	$27,092
Adjustments:
Depreciation and amortization	30,905	29,349	82,104	80,127
Net gain on sale of depreciable real estate	(77,592)	—	(101,704)	(30,277)
NAREIT FFO	$32,975	$29,929	$94,262	$76,942

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on September 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$—	$250,000	$500,000	$750,000	$784,643
Interest payments	$13,133	$31,934	$31,934	$31,934	$31,934	$51,907	$192,776
Interest rate on debt maturities	—%	—%	—%	—%	5.05%	3.96%	4.33%
Unsecured variable rate debt
Principal	$—	$—	$—	$125,000	$—	$—	$125,000	$125,000
Variable interest rate on debt maturities	—%	—%	—%	1.51%	—%	—%	1.51%
Mortgages
Principal amortization (2) (30 year schedule)	$102,864	$52,571	$3,135	$33,909	$2,659	$52,211	$247,349	$256,055
Interest payments	$2,251	$6,123	$5,089	$3,627	$3,046	$3,603	$23,739
Weighted average interest rate on principal amortization	7.22%	3.28%	4.87%	5.32%	4.70%	3.91%	5.36%
(1) Includes $150.0 million term loan with a floating interest rate that is effectively fixed at 2.7% by interest rate swap arrangements.
(2) Excludes net discounts of $4.3 million and net unamortized debt issuance costs of $0.4 million at September 30, 2016.

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.9%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023(see note 7 to the consolidated financial statements).

We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2016 and December 31, 2015 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2016	December 31, 2015
$75,000	1.6190%	One-Month LIBOR	10/15/2015	3/15/2021	$(2,191)	$(259)
75,000	1.6260%	One-Month LIBOR	10/15/2015	3/15/2021	(2,216)	(291)
100,000	1.2050%	One-Month LIBOR	3/31/2017	7/21/2023	(314)	N/A
50,000	1.2075%	One-Month LIBOR	3/31/2017	7/21/2023	(149)	N/A
$300,000					$(4,870)	$(550)

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2016	—	$—	N/A	N/A
August 1 - August 31, 2016	108	32.46	N/A	N/A
September 1 - September 30, 2016	36	32.32	N/A	N/A
Total	144	32.43	N/A	N/A

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
10.54
Term Loan Agreement, dated as of July 22, 2016, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Capital One, National Association, as administrative agent, with Capital One, National Association, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and U.S. Bank National Association as syndication agent
X
10.55*	Separation Agreement and General Release between Thomas C. Morey and Washington Real Estate Investment Trust, dated July 26, 2016					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

* Management contracts or compensation plans or arrangements in which trustees or executive officers are eligible to participate.

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

DATE: November 2, 2016