Form 10-K
period 2016-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2017-02-21
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2016, the aggregate market value of such shares held by non-affiliates of the registrant was $2,304,199,990 (based on the closing price of the stock on June 30, 2016).
As of February 16, 2017, 74,711,571 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2016 FORM 10-K ANNUAL REPORT

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

Our current strategy is to generate returns and maximize shareholder value through proactive asset management and prudent capital allocation decisions. Consistent with this strategy, we invest in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties in which we believe we will be able to improve the operating results and increase the value of the property. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.

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

Our Regional Economy and Real Estate Markets

The Washington metro region experienced strong job growth during 2016 with approximately 72,600 net job additions, according to the Bureau of Labor Statistics. The professional and business services sector lead the region in job growth, accounting for 32% of the net job additions, while the federal government accounted for approximately 6,300 net job additions, the most since 2010. Current estimates by Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property, indicate that the region's unemployment rate was 3.9% as of October 2016, down from 4.2% in October of the prior year and lower than the national average of 4.4%. Despite uncertainties about the policies of the new presidential administration and their effects on the region's economy, Delta expects the strong job growth to continue in 2017. Certain market statistics and information from several third party providers for the Washington metro region are set forth below:

Office

	2016	2015
Increase in average effective rents	0.7%	1.3%
Direct vacancy rate at year end	16.1%	16.2%
Net absorption (in millions of square feet) (1)	1.1	1.2
Office space under construction at year end (in millions of square feet)	10.0	6.8
Source: Jones Lang LaSalle, "JLL," a commercial real estate services firm
(1) Net absorption is defined as the change in occupied, standing inventory from one year to the next.

According to JLL, a commercial real estate firm, the lower increase in average rental rates in the Washington metro region was primarily due to weakness in the Maryland and Virginia suburbs (-0.4% and 0.5%, respectively), while Washington, DC average rental rates increased by 1.6%. The 2016 direct vacancy rate is similar to the prior year, and above the national average of 13.3%. Direct vacancy is higher in the Virginia and Maryland suburbs (19.1% and 17.9%, respectively), while direct vacancy in Washington, DC was 11.2%. JLL projects gradual improvement in office vacancy and effective rents during 2017 due to stronger demand for office space.

Multifamily

	2016	2015
Increase in net effective rents (Class A and B)	1.6%	0.7%
Increase in net effective rents (Class A)	1.1%	0.4%
Stabilized vacancy rate (Class A and B)	3.8%	4.3%
Stabilized vacancy rate (Class A)	4.0%	4.6%
New apartment deliveries (# of units)	13,263	9,320
Source: MPF Research, a division of RealPage, a commercial real estate management software company that provides market research

According to MPF Research, the multifamily real estate market's low vacancy rate reflects the region's strong demand, though the large influx of new supply has kept rental rate growth below the national average. New apartment deliveries are projected to increase to approximately 17,200 units in 2017, which is expected to negatively impact occupancy and suppress rental rate growth.

Retail

	2016	2015
(Decrease) increase in rental rates at neighborhood centers	(0.1)%	2.5%
Vacancy at neighborhood centers at year-end	5.4%	5.8%
Net absorption (in millions of square feet)	0.6	0.5
Source: CoStar, a provider of real estate market research and analytics

The retail real estate market in the Washington metro region was mixed in 2016, with a small improvement in vacancy at neighborhood centers offset by slightly lower rental rates, according to CoStar. CoStar projects strong demand to continue in 2017, though additional supply is expected to suppress rental rates.

Our Portfolio

As of December 31, 2016, we owned a diversified portfolio of 49 properties, totaling approximately 6.0 million square feet of commercial space and 4,480 residential units, and land held for development. These 49 properties consist of 19 office properties, 14 multifamily properties and 16 retail centers. The percentage of total real estate rental revenue by segment for the years ended December 31, 2016, 2015 and 2014, and the percent leased as of December 31, 2016, were as follows:

Percent Leased December 31, 2016(2)		% of Total Real Estate Rental Revenue(1)
		2016	2015	2014
92%	Office	53%	57%	57%
96%	Multifamily	27%	22%	22%
94%	Retail	20%	21%	21%
		100%	100%	100%

(1)	Data excludes discontinued operations.

(2)	Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased.

On a combined basis, our commercial portfolio (i.e., our office and retail properties) was 93% leased at December 31, 2016, 93% leased at December 31, 2015 and 91% leased at December 31, 2014.

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2016 was $313.3 million, $306.4 million and $288.6 million, respectively. During the three years ended December 31, 2016, we acquired two office properties, three multifamily properties (including parcels for development) and one retail property, and substantially completed major construction activities at one multifamily development project and one office redevelopment project. During that same period, we sold six office properties, the remainder of the medical office segment consisting of five medical office properties, two multifamily properties, one retail property, interests in land held for development and a parcel of land at a retail property.

The commercial lease expirations for the next ten years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
Office:
2017	51	466,506	$18,423	12%
2018	43	272,505	11,510	8%
2019	54	547,687	21,838	14%
2020	45	398,973	19,434	13%
2021	57	413,066	17,545	11%
2022	33	339,097	15,922	10%
2023	30	178,958	7,938	5%
2024	28	175,417	8,224	5%
2025	23	156,363	7,909	5%
2026	16	296,376	9,946	7%
Thereafter	26	300,087	15,547	10%
Total	406	3,545,035	$154,236	100%

Retail:
2017	33	150,977	$4,231	8%
2018	35	331,598	4,739	9%
2019	34	167,211	4,731	9%
2020	40	436,469	7,815	15%
2021	23	218,039	3,892	7%
2022	30	231,739	5,745	11%
2023	19	127,301	4,345	8%
2024	24	164,413	4,643	9%
2025	17	100,401	2,948	6%
2026	20	141,245	5,110	10%
Thereafter	14	80,104	4,141	8%
Total	289	2,149,497	$52,340	100%

According to Delta, the professional/business services and government sectors constituted over 40% of payroll jobs in the Washington metro area at the end of 2016. Due to our geographic concentration in the Washington metro area, a significant number of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors. Research from JLL shows a historical relationship between tenant demand to lease space in the Washington metro region and the number of bills enacted by the federal government. Historical data compiled by JLL also indicates that when one party is in control of both the executive and legislative branches, a significantly higher number of bills are enacted into law as compared to when control of the legislative and executive branches is divided.

No single tenant accounted for more than 5% of real estate rental revenue in 2016, 2015 or 2014. All federal government tenants in the aggregate accounted for less than 1% of our real estate rental revenue in 2016.

Our ten largest tenants, in terms of real estate rental revenue for 2016, are as follows:

1.	Advisory Board Company
2.	World Bank
3.	Squire Patton Boggs (USA) LLP (1)
4.	Engility Corporation
5.	Booz Allen Hamilton, Inc.
6.	Hughes Hubbard & Reed LLP
7.	Morgan Stanley, Smith Barney
8.	Alexandria City School Board
9.	General Services Administration
10.	Eurovision Americas, Inc.
(1) The space at Squire Patton Boggs (USA) LLP is currently subleased to Advisory Board Company, which has signed an extension to make the lease continuous with the remaining Advisory Board Company leases expiring on May 31, 2019. Advisory Board Company is not renewing its leases.

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

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2016 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties, and Note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 16, 2017, we had 153 employees including 77 persons engaged in property management functions and 76 persons engaged in corporate, financial, leasing, asset management and other functions.

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

Tax Treatment of Recent Disposition Activity

We sold our interests in the following properties during the three years ended December 31, 2016:

Property	Type	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
	Total 2016		1,183,000	$252,100	$101,704

Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
	Total 2015	506	197,000	$137,100	$89,653	(5)

Medical Office Portfolio Transactions III & IV (6)	Medical Office	N/A	427,000	$193,561	$105,985
5740 Columbia Road	Retail	N/A	3,000	1,600	570
	Total 2014		430,000	$195,161	$106,555

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

(4)	95% interest in land held for future development.

(5)
This table of disposition activity does not include the condemnation of 15,000 square feet of land at Montrose Shopping Center as part of an eminent domain taking action. We received $2.0 million as compensation for the taken land, and recognized a $1.4 million gain on sale of real estate in 2015.

(6)	Transactions III and IV of the Medical Office Portfolio purchase and sale agreement consisted of Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We reinvested a portion of the Maryland Office Portfolio, Medical Office Portfolio, Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges.

We distributed all of our ordinary taxable income for the three years ended December 31, 2016 to our shareholders.

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

We may not be able to control our operating expenses or our operating expenses may remain constant or increase, even if our revenues do not increase, causing our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders to be adversely affected.

Operating expenses associated with owning a property include real estate taxes, insurance, loan payments maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. If our operating expenses increase, our results of operations may be adversely affected. Moreover, operating expenses are not necessarily reduced when circumstances such as market factors, competition or reduced occupancy cause a reduction in revenues from the property. As a result, if revenues decline, we may not be able to reduce our operating expenses associated with the property. If we are unable to control or adjust our operating expenses accordingly, our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders may be adversely affected.

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

As of December 31, 2016, the percentage of leased square footage of our commercial properties will expire as set forth in the lease expiration tables on page 6.

Multifamily properties are leased under operating leases with terms of generally one year or less. For each the three years ended December 31, 2016, the multifamily tenant retention rate was 63%, 62% and 60%, respectively.

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-lease the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases (refer to the list of our ten largest tenants as of December 31, 2016 on page 7) or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2017. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

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

Natural disasters and severe weather such as earthquakes, hurricanes, floods or blizzards may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Because our properties are concentrated in one region, a single catastrophe or destructive weather event affecting that region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We are also exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings. In addition, climate change, to the extent it causes changes in weather patterns, could have effects on our business by increasing the cost of property insurance, energy and/or snow removal at our properties. As a result, the consequences of natural disasters, severe weather and climate change could increase our costs and reduce our cash flow.

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

On February 16, 2017, our total consolidated debt was approximately $1.1 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $32.65 per share of our common shares on February 16, 2017, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 31% as of February 16, 2017.

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

We enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

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

The requirements necessary to maintain our REIT status limit our ability to earn fee income at the REIT level, which causes us to conduct certain fee-generating activities through a TRS.

The REIT provisions of the Code limit our ability to earn fee income from joint ventures and third parties. Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we conduct certain fee-generating activities through a TRS. Any fee income we earn through a TRS is subject to U.S. federal, state, and local income tax at regular corporate rates, which reduces our cash available for distribution to shareholders.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a "Borrowings Hedge"), or manage the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. Effective for taxable years beginning after December 31, 2015, this exclusion from the 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new "clearly identified" hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the TRS.

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

Gains from sales of properties are potentially subject to the prohibited transactions tax or a corporate level income tax and could require us to make additional distributions to our shareholders which would reduce our capital available for investment in other properties or require us to obtain additional funds to pay such taxes or make such distributions.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will be able to make use of the otherwise available safe harbors. In addition, the sale of properties may generate gains for tax purposes which, if not adequately deferred through “like kind exchanges” under Section 1031 of the Code ("Section 1031 Exchanges"), could require us to pay more taxes or make additional distributions to our shareholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to pay such taxes or make such distributions. From time to time, we dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Intermediary agents of Section 1031 Exchanges typically handle large sums of money in trust. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to the sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our TRSs generally will be subject to U.S. federal, state and local corporate income tax on their net taxable income.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2016, which consisted of 49 properties and land held for development.

As of December 31, 2016, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2016 (3)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	1977	1960	102,000	79%
515 King Street	Alexandria, VA	1992	1966	75,000	94%
1220 19thStreet	Washington, DC	1995	1976	103,000	99%
1600 Wilson Boulevard	Arlington, VA	1997	1973	169,000	100%
Silverline Center	Tysons, VA	1997	1972/2015	546,000	92%
Courthouse Square	Alexandria, VA	2000	1979	118,000	94%
1776 G Street	Washington, DC	2003	1979	265,000	94%
Monument II	Herndon, VA	2007	2000	208,000	84%
2000 M Street	Washington, DC	2007	1971	231,000	100%
2445 M Street	Washington, DC	2008	1986	290,000	100%
925 Corporate Drive	Stafford, VA	2010	2007	134,000	72%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	77%
1140 Connecticut Avenue	Washington, DC	2011	1966	183,000	90%
1227 25th Street	Washington, DC	2011	1988	136,000	95%
Braddock Metro Center	Alexandria, VA	2011	1985	348,000	99%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100%
Fairgate at Ballston	Arlington, VA	2012	1988	143,000	93%
Army Navy Building (2)	Washington, DC	2014	1912/1987	108,000	53%
1775 Eye Street, NW	Washington, DC	2014	1964	186,000	100%
Subtotal				3,704,000	92%

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet (1)	Percent Leased, as of December 31, 2016 (3)
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%
Westminster	Westminster, MD	1972	1969		150,000	98%
Concord Centre	Springfield, VA	1973	1960		76,000	80%
Wheaton Park	Wheaton, MD	1977	1967		74,000	89%
Bradlee Shopping Center	Alexandria, VA	1984	1955		172,000	100%
Chevy Chase Metro Plaza	Washington, DC	1985	1975		50,000	87%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	98%
Frederick County Square	Frederick, MD	1995	1973		227,000	97%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		46,000	93%
Centre at Hagerstown	Hagerstown, MD	2002	2000		331,000	95%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	99%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	81%
Montrose Shopping Center	Rockville, MD	2006	1970		145,000	79%
Gateway Overlook	Columbia, MD	2010	2007		220,000	97%
Olney Village Center	Olney, MD	2011	1979/2003		199,000	98%
Spring Valley Retail Center	Washington, DC	2014	1941/1950		78,000	81%
Subtotal					2,330,000	94%

Multifamily Buildings
3801 Connecticut Avenue	Washington, DC	1963	1951	307	178,000	97%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	96%
Park Adams	Arlington, VA	1969	1959	200	173,000	97%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	97%
Walker House Apartments	Gaithersburg, MD	1996	1971/2003	212	157,000	94%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	97%
Bennett Park	Arlington, VA	2007	2007	224	214,000	97%
Clayborne	Alexandria, VA	2008	2008	74	60,000	100%
Kenmore	Washington, DC	2008	1948	374	268,000	98%
The Paramount	Arlington, VA	2013	1984	135	141,000	96%
Yale West	Washington, DC	2014	2011	216	238,000	98%
The Maxwell	Arlington, VA	2014	2014	163	139,000	96%
The Wellington	Arlington, VA	2015	1960	711	842,000	95%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	1,266,000	94%
Subtotal				4,480	4,345,000	96%
TOTAL					10,379,000
(1) Multifamily buildings are presented in gross square feet.
(2) The Army Navy Building is currently under redevelopment to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market (see note 3 to the consolidated financial statements).
(3) Leased percentage calculations are based on square feet for office buildings and retail centers and on units for multifamily buildings.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

N/A.
PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. As of February 16, 2017, there are 4,025 shareholders of record.

The high and low sales price for our shares for 2016 and 2015, by quarter, and the amount of dividends we declared per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2016
	Fourth	0.30000	$32.98	$27.65
	Third	0.30000	$34.61	$29.84
	Second	0.30000	$31.47	$27.88
	First	0.30000	$29.52	$23.89
2015
	Fourth	0.30000	$28.14	$24.76
	Third	0.30000	$27.28	$23.78
	Second	0.30000	$28.11	$24.28
	First	0.30000	$30.15	$26.39

We have historically declared dividends on a quarterly basis. The maintenance of our dividend level is subject to various factors reviewed by the board of trustees in its discretion. These factors include our results of operations, the availability of cash and the REIT distribution requirements, which require at least 90% of our REIT taxable income to be distributed to shareholders on an annual basis. For further discussion, please refer to:

•	"Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends"; and

•	"Item 1A - Risk Factors - Risks Related to Our Common Shares - We cannot assure you we will continue to pay dividends at current rates."

During the period covered by this report, we did not sell equity securities without registration under the Securities Act.

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2016	2,541	$31.12	N/A	N/A
November 1 - November 30, 2016	86	30.31	N/A	N/A
December 1 - December 31, 2016	18,699	32.69	N/A	N/A
Total	21,326	32.49	N/A	N/A
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

	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Real estate rental revenue	$313,264	$306,427	$288,637	$263,024	$254,794
Income (loss) from continuing operations	$119,288	$89,187	$5,070	$(193)	$7,768
Discontinued operations:
Income from operations of properties sold or held for sale	$—	$—	$546	$15,395	$10,816
Gain on sale of real estate	$—	$—	$105,985	$22,144	$5,124
Net income	$119,288	$89,187	$111,601	$37,346	$23,708
Net income attributable to the controlling interests	$119,339	$89,740	$111,639	$37,346	$23,708
Income from continuing operations attributable to the controlling interests per share – diluted	$1.65	$1.31	$0.08	$—	$0.11
Net income attributable to the controlling interests per share – diluted	$1.65	$1.31	$1.67	$0.55	$0.35
Total assets	$2,253,619	$2,191,168	$2,108,317	$1,969,343	$2,117,496
Lines of credit payable	$120,000	$105,000	$50,000	$—	$—
Mortgage notes payable, net	$148,540	$418,052	$417,194	$293,307	$317,914
Notes payable, net	$843,084	$743,181	$743,149	$841,917	$900,532
Shareholders’ equity	$1,050,946	$835,649	$819,555	$754,959	$792,057
Cash dividends declared	$87,570	$82,003	$80,277	$80,104	$97,734
Cash dividends declared per share	$1.20	$1.20	$1.20	$1.20	$1.47

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing 2016 to 2015 and comparing 2015 to 2014.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. Same-store properties include all properties that were owned for the entirety of the periods being evaluated and exclude properties under redevelopment or development and properties purchased or sold at any time during the periods being compared. A non-same-store property is one that was acquired, under redevelopment or development, or placed into service during the periods being evaluated. We define redevelopment properties as those for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan which has a current impact on operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. Properties under redevelopment or development are included within the non-same-store properties beginning in the period during which redevelopment or development activities commence. Redevelopment and development properties are included in the same-store pool upon completion of the redevelopment or development, and the earlier of achieving 90% occupancy or two years after completion.

Overview

Business Outlook

We generally expect steady to improved performance in each of our segments in 2017 due to the Washington metro region's expected job growth (see Item 1: Business - Our Regional Economy and Real Estate Markets on page 4).

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	Change
Net income attributable to the controlling interests	$119,339	$89,740	$29,599
NOI (1)	$198,251	$194,193	$4,058
NAREIT FFO (2)	$125,990	$108,469	$17,521
(1) See pages 32 and 36 of the MD&A for reconciliations of NOI to net income.
(2) See page 48 of the MD&A for reconciliations of NAREIT FFO to net income.

The increase in net income attributable to the controlling interests is primarily due to higher gains on sale of real estate ($10.6 million), lower interest expense ($6.4 million), higher NOI ($4.1 million) and lower acquisition costs ($0.9 million) in 2016 and a real estate impairment charge ($5.9 million) in 2015.

The NOI increase is primarily due to income associated with acquisitions ($11.7 million), the lease-up of Silverline Center ($3.1 million) and The Maxwell ($2.3 million), and higher rental rates ($3.5 million) at same-store properties. These were partially offset by properties sold during 2015 and 2016 ($12.6 million), lower occupancy ($1.6 million) at the Army Navy Building, which is under redevelopment, and lower occupancy ($1.2 million) and higher real estate taxes ($1.0 million) at same-store properties.

The increase in NAREIT FFO primarily reflects lower interest expense ($6.4 million), higher NOI ($4.1 million) and lower acquisition costs ($0.9 million) in 2016 and the real estate impairment charge ($5.9 million) in 2015.

Investment Activity

Significant investment transactions during 2016 included the following:

•
The acquisition of Riverside Apartments, a multifamily property consisting of three buildings totaling 1,222 units in Alexandria, Virginia, and an adjacent undeveloped land parcel with potential to develop additional units, in May 2016 for a contract purchase price of $244.8 million. We incurred $1.2 million of acquisition costs.

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

Financing Activity

Significant financing transactions during 2016 included the following:

•
The exercise of our right to purchase the $32.2 million construction loan secured by The Maxwell without penalty from the lender in January 2016. This entity is a consolidated subsidiary, and therefore, following our purchase of the construction loan, the loan became an intercompany payable that is eliminated in consolidation.

•	The prepayment at par of the remaining $50.9 million of the mortgage note secured by John Marshall II in February 2016.

•	The issuance in May 2016 of approximately 5.3 million common shares at a price to the public of $28.20 per share, for net proceeds of approximately $143.4 million.

•	The repayment at par of the remaining $81.0 million of mortgage notes secured by 3801 Connecticut Avenue, Bethesda Hill Apartments and Walker House Apartments in June 2016.

•
The execution in July 2016 of a seven year, $150 million unsecured term loan agreement maturing on July 21, 2023 with a deferred draw period of up to six months. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million subsequent to the end of 2016. We used the proceeds to refinance maturing secured debt. We also entered into interest rate derivatives to swap from a LIBOR plus 165 basis points floating rate to a 2.86% all-in fixed interest rate commencing on March 31, 2017 and extending until the maturity date of July 21, 2023.

•	The prepayment at par of the remaining $101.9 million of the mortgage note secured by 2445 M Street in October 2016.

•	The issuance of approximately 0.9 million common shares under our ATM program at a weighted average price to the public of $33.32 per share, for net proceeds of approximately $29.6 million.

As of December 31, 2016, the interest rate on the facility is one month LIBOR plus 1.0% and the one month LIBOR was 0.77% as of that date. As of February 16, 2017, our Revolving Credit Facility has a borrowing capacity of $478.0 million.

Capital Requirements

Subsequent to the end of 2016, we prepaid at par the remaining $49.6 million of the mortgage note secured by Army Navy Building using borrowings on our 2016 Term Loan. We do not have any other debt maturities during 2017. We expect to have the additional capital requirements as set forth on page 40 (Liquidity and Capital Resources - Capital Structure).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2016. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
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

2016 Compared to 2015

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2016 compared to 2015. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$243,858	$239,865	$3,993	1.7%	$26,477	$6,797	$22,662	$18,952	$20,267	$40,813	$313,264	$306,427	$6,837	2.2%
Real estate expenses	86,814	84,708	2,106	2.5%	10,706	2,708	9,997	9,394	7,496	15,424	115,013	112,234	2,779	2.5%
NOI	$157,044	$155,157	$1,887	1.2%	$15,771	$4,089	$12,665	$9,558	$12,771	$25,389	$198,251	$194,193	$4,058	2.1%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(108,406)	(108,935)	529	(0.5)%
Acquisition costs											(1,178)	(2,056)	878	(42.7)%
General and administrative expenses											(19,545)	(20,123)	578	(2.9)%
Casualty gain and impairment (loss), net											676	(5,909)	6,585	(111.4)%
Gain on sale of real estate											101,704	91,107	10,597	11.6%
Interest expense											(53,126)	(59,546)	6,420	(10.8)%
Other income											297	709	(412)	(58.1)%
Loss on extinguishment of debt											—	(119)	119	(100.0)%
Income tax benefit (expense)											615	(134)	749	(559.0)%
Net income											119,288	89,187	30,101	33.8%
Less: Net income attributable to noncontrolling interests											51	553	(502)	(90.8)%
Net income attributable to the controlling interests											$119,339	$89,740	29,599	33.0%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Building

(3)	Dispositions:
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

Real estate rental revenue for same-store properties for the two years ended December 31, 2016 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Minimum base rent	$202,965	$201,571	$1,394	0.7%
Recoveries from tenants	29,642	28,558	1,084	3.8%
Provision for doubtful accounts	(909)	(1,455)	546	(37.5)%
Lease termination fees	1,032	1,196	(164)	(13.7)%
Parking and other tenant charges	11,128	9,995	1,133	11.3%
Total same-store real estate rental revenue	$243,858	$239,865	$3,993	1.7%

•	Minimum base rent: Increase primarily due to higher rental rates ($3.5 million), partially offset by lower occupancy ($1.2 million), higher abatements ($0.6 million) and lower amortization of net intangible lease liabilities ($0.3 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.7 million) and real estate taxes ($0.3 million) due to higher expenses.

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the office segment ($0.6 million).

•	Lease termination fees: Decrease primarily due to lower fees in the retail ($0.2 million) and office ($0.1 million) segments, partially offset by higher fees in the multifamily ($0.2 million) segment.

•
Parking and other tenant charges: Increase primarily due to higher parking income ($0.6 million) primarily in the office segment, move-in charges ($0.1 million) in the multifamily segment and short term rent ($0.1 million) and percentage rent ($0.1 million) in the retail segment.

Real estate rental revenue from same-store properties by segment for the two years ended December 31, 2016 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Office	$126,959	$124,963	$1,996	1.6%
Multifamily	55,333	54,502	831	1.5%
Retail	61,566	60,400	1,166	1.9%
Total same-store real estate rental revenue	$243,858	$239,865	$3,993	1.7%

•
Office: Increase primarily due to higher rental rates ($2.1 million), lower provisions for uncollectible accounts ($0.6 million), and higher parking income ($0.4 million), partially offset by higher rent abatements ($1.0 million) and lower occupancy ($0.1 million).

•	Multifamily: Increase primarily due to higher occupancy ($0.3 million), lower rent abatements ($0.3 million) and higher rental rates ($0.2 million).

•
Retail: Increase primarily due to higher rental rates ($1.2 million), reimbursements ($1.1 million), percentage rent ($0.1 million) and parking income ($0.1 million), partially offset by lower occupancy ($1.4 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Riverside Apartments ($13.1 million) in 2016 and having the full year impact of The Wellington acquisition ($6.6 million) in 2015.

Real estate rental revenue from development/redevelopment properties increased primarily due to higher occupancy at Silverline Center ($3.1 million) and The Maxwell ($2.3 million), partially offset by lower occupancy ($1.6 million) at the Army Navy Building, which is under redevelopment.

Occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Occupancy for properties classified as continuing operations by segment for the two years ended December 31, 2016 was as follows:

	December 31, 2016			December 31, 2015			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.1%	86.5%	91.1%	91.0%	82.0%	87.6%	1.1%	4.5%	3.5%
Multifamily	96.0%	92.9%	94.5%	94.3%	91.6%	93.4%	1.7%	1.3%	1.1%
Retail	95.7%	N/A	95.7%	91.5%	N/A	91.5%	4.2%	—	4.2%
Total	94.3%	91.3%	93.5%	92.1%	85.4%	90.2%	2.2%	5.9%	3.3%

•
Office: The increase in same-store occupancy was primarily due to higher occupancy at 1775 Eye Street, 1600 Wilson Boulevard and 1776 G Street, partially offset by lower occupancy at Monument II. The increase in non-same-store occupancy was primarily due to higher occupancy at Silverline Center, partially offset by lower occupancy at the Army Navy Building.

•
Multifamily: The increase in same-store occupancy was primarily due to higher occupancy at 3801 Connecticut Avenue and The Ashby. The increase in non-same-store occupancy was primarily due to the lease-up of The Maxwell.

•	Retail: The increase in same-store occupancy was primarily due to higher occupancy at Chevy Chase Metro Center, Bradlee Shopping Center and Montrose Shopping Center.

During 2016, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	0.6	$41.67	13.2%	$41.24	5.3	67.1%
Retail	0.2	31.32	19.4%	11.89	1.2	82.4%
Total	0.8	38.96	14.5%	33.54	4.4	71.4%
(1) Consist of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2016 were 36.7% and 36.6%, respectively.

Real estate expenses from same-store properties by segment for the two years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Office	$48,312	$47,385	$927	2.0%
Multifamily	22,642	22,660	(18)	(0.1)%
Retail	15,860	14,663	1,197	8.2%
Total same-store real estate expenses	$86,814	$84,708	$2,106	2.5%

•
Office: Increase primarily due to higher real estate taxes ($0.3 million), repairs and maintenance ($0.3 million), operating services and supplies ($0.3 million) and bad debt ($0.2 million) expenses, partially offset by lower utilities expenses ($0.4 million) due to lower usage of electricity.

•
Multifamily: Slight decrease primarily due to lower property management ($0.2 million) and administrative ($0.2 million)expenses, offset by higher bad debt expense ($0.3 million) related to a retail restaurant tenant at Bennett Park.

•
Retail: Increase primarily due to higher real estate tax ($0.7 million), legal ($0.1 million), advertising ($0.1 million), repairs and maintenance ($0.1 million) and common area maintenance ($0.1 million) expenses.

Other Expenses

Depreciation and Amortization: Decrease primarily due to dispositions ($8.2 million), partially offset by acquisitions ($7.0 million) and higher depreciation at development/redevelopment properties ($0.8 million).

Acquisition Costs: Decrease primarily due to lower costs associated with the Riverside Apartments acquisition in 2016 as compared to The Wellington acquisition in 2015.

General and Administrative Expenses: Decrease primarily due to lower share-based compensation ($1.5 million) primarily due to a higher number of forfeitures during 2016 and lower consulting fees ($0.3 million), partially offset by a higher estimate of short-term incentive compensation ($0.8 million) and severance and retention expenses ($0.6 million) associated with the disposition of the Maryland Office Portfolio.

Casualty gain and impairment (loss), net: The casualty gain in 2016 represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units. An impairment loss in the second quarter of 2015 reduced the carrying value of our interest in a joint venture to develop a multifamily property at 1225 First Street to its estimated fair value. We subsequently disposed of our interest in the joint venture during 2015.

Gain on sale of real estate: Increase due to completion of the sales of Dulles Station II and the Maryland Office Portfolio during 2016, as compared to the gains on the sale of Country Club Towers, Munson Hill Towers and Montgomery Village Center during 2015.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2016 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2016	2015	$ Change	% Change
Notes payable	$33,439	$32,730	$709	2.2%
Mortgage notes payable	14,654	22,684	(8,030)	(35.4)%
Lines of credit	5,701	4,790	911	19.0%
Capitalized interest	(668)	(658)	(10)	1.5%
Total	$53,126	$59,546	$(6,420)	(10.8)%

•
Notes payable: Increase primarily due to executing a $150.0 million term loan in September 2015 and borrowing $100.0 million on another term loan facility in December 2016, partially offset by the repayment of $150.0 million of our 5.35% senior notes in May 2015.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments, Walker House Apartments and 2445 M Street, and the purchase of the construction loan secured by The Maxwell (a consolidated entity) during 2016.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $215.0 million during 2016, as compared to $167.6 million during 2015.

•
Capitalized interest: Small increase primarily due to capitalization of interest on spending related to the multifamily development adjacent to The Wellington, offset by placing into service our development project at The Maxwell and redevelopment project at Silverline Center.

Income tax benefit (expense): The income tax benefit in 2016 resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II. We have concluded that there is sufficient positive evidence as of December 31, 2016 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

2015 Compared to 2014

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2015 compared to 2014. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	2015	2014	$ Change	% Change
Real estate rental revenue	$255,165	$250,956	$4,209	1.7%	$31,643	$16,260	$11,229	$9,090	$8,390	$12,331	$306,427	$288,637	$17,790	6.2%
Real estate expenses	89,690	86,328	3,362	3.9%	12,651	6,754	6,569	5,302	3,324	5,311	112,234	103,695	8,539	8.2%
NOI	$165,475	$164,628	$847	0.5%	$18,992	$9,506	$4,660	$3,788	$5,066	$7,020	$194,193	$184,942	$9,251	5.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(108,935)	(96,011)	(12,924)	13.5%
Acquisition costs											(2,056)	(5,710)	3,654	(64.0)%
General and administrative expenses											(20,123)	(19,644)	(479)	2.4%
Real estate impairment											(5,909)	—	(5,909)	—
Gain on sale of real estate											91,107	570	90,537	—
Interest expense											(59,546)	(59,785)	239	(0.4)%
Other income											709	825	(116)	(14.1)%
Loss on extinguishment of debt											(119)	—	(119)	—
Income tax expense											(134)	(117)	(17)	14.5%
Discontinued operations (4):
Income from properties sold or held for sale											—	546	(546)	(100.0)%
Gain on sale of real estate											—	105,985	(105,985)	(100.0)%
Net income											89,187	111,601	(22,414)	(20.1)%
Less: Net income attributable to noncontrolling interests											553	38	515	—
Net income attributable to the controlling interests											$89,740	$111,639	(21,899)	(19.6)%

(1)	Acquisitions:
2015 Multifamily – The Wellington
2014 Multifamily – Yale West
2014 Office – The Army Navy Building and 1775 Eye Street, NW
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

Real estate rental revenue from same-store properties by segment for the two years ended December 31, 2015 was as follows (in thousands, except percentage amounts):

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

During 2015, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	0.9	$36.32	9.0%	$40.08	4.8	66.3%
Retail	0.4	23.97	18.5%	21.21	1.6	76.2%
Total	1.3	32.36	11.1%	34.03	4.0	70.7%
(1) Consist of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2015 were 36.6% and 35.9%, respectively.

Real estate expenses from same-store properties by segment for the two years ended December 31, 2015 were as follows (in thousands):

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

Interest Expense: Interest expense by debt type for the two years ended December 31, 2015 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2015	2014	$ Change	% Change
Notes payable	$32,730	$37,424	$(4,694)	(12.5)%
Mortgage notes payable	22,684	21,916	768	3.5%
Lines of credit	4,790	2,587	2,203	85.2%
Capitalized interest	(658)	(2,142)	1,484	(69.3)%
Total	$59,546	$59,785	$(239)	(0.4)%

•	Notes payable: Decrease primarily due to the repayment of $150.0 million of our 5.35% senior notes in May 2015, partially offset by executing the $150.0 million term loan in September 2015.

•	Mortgage notes payable: Increase primarily due to the full-year impact of the assumption of mortgages totaling $107.1 million with the acquisitions of Yale West and The Army Navy Building in 2014.

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $167.6 million during 2015, as compared to $12.8 million during 2014.

•	Capitalized interest: Decrease primarily due to placing into service our development project at The Maxwell and redevelopment project at Silverline Center.

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

Liquidity and Capital Resources

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, asset dispositions, operating units and joint venture equity. Our ability to raise funds through the incurrence of debt and issuance of equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, our debt rating and the current trading price of our common shares. We analyze which source of capital we believe to be most advantageous to us at any particular point in time.

As of February 16, 2017, we had cash and cash equivalents of approximately $15.1 million and availability under our Revolving Credit Facility of $478.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our Revolving Credit Facility or other new short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred shares;

•	Proceeds from long-term secured or unsecured debt financings, including construction loans and term loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2017, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	$49.6 million to repay or refinance our secured notes scheduled to mature in 2017;

•	Approximately $70 - $75 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $45 - $50 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2017, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and expected property sales and have access to the capital resources necessary to fund our requirements in 2017. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Revolving Credit Facility, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

At December 31, 2016 and 2015, our debt was as follows (in thousands):

	December 31,
	2016	2015
Mortgage notes payable, net (1)	$148,540	$418,052
Unsecured lines of credit payable (1)	120,000	105,000
Unsecured notes payable, net (1)	843,084	743,181
	$1,111,624	$1,266,233
(1) See notes 4, 5 and 6 to the consolidated financial statements for further detail on our debt.

Our future debt principal payments are scheduled as follows (in thousands):

Year	Mortgage Notes Payable		Unsecured Notes Payable	Unsecured Line of Credit Payable	Total Debt
2017	$52,571	(1)	$—	$—	$52,571
2018	3,135		—	—	3,135
2019	33,909		—	120,000	153,909
2020	2,659		250,000	—	252,659
2021	2,829		150,000	—	152,829
Thereafter	49,382		450,000	—	499,382
	144,485		850,000	120,000	1,114,485
Premiums and discounts, net	4,354		(1,971)	—	2,383
Debt issuance costs, net	(299)		(4,945)	—	(5,244)
Total	$148,540		$843,084	$120,000	$1,111,624
(1) Primarily comprised of the $49.6 million unpaid principal balance of the mortgage note secured by Army Navy Building, which was prepaid at par in February 2017 using borrowings on the 2016 Term Loan.

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

Mortgage Debt

At December 31, 2016, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.0% and had a weighted average maturity of 3.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facility and Term Loan

During the second quarter of 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 and our $400.0 million unsecured line of credit maturing in July 2016, and executed a new $600.0 million unsecured credit agreement ("Revolving Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility is our primary source of liquidity. We can borrow up to $600.0 million under this line, which bears interest at an adjustable spread over one month LIBOR based on our public debt rating. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of December 31, 2016, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

During the third quarter of 2015, we executed a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility. The term loan has a 5.5 year term scheduled to mature on March 15, 2021 and currently has an interest rate of one month LIBOR plus 110 basis points, based on our current unsecured debt ratings. We entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021.

Our Revolving Credit Facility contains financial and other covenants with which we must comply. Some of these covenants include:

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

Failure to comply with any of the covenants under our Revolving Credit Facility or other debt instruments could result in a default under one or more of our Revolving Credit Facility's covenants. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the Revolving Credit Facility's covenants. As of December 31, 2016, we were in compliance with the Revolving Credit Facility's covenants.

Unsecured Notes

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan ("2016 Term Loan") maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one-month LIBOR rate plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT's current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million subsequent to the end of 2016. We used the proceeds to refinance maturing secured debt. We also entered into forward interest rate derivatives commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.86% (see note 7 to the consolidated financial statements).

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

Failure to comply with any of the covenants under our unsecured notes or other debt instruments could result in a default under one or more of our unsecured note covenants. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2016, we were in compliance with our unsecured note covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which approximately 74.6 million shares were outstanding at December 31, 2016.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We intend to use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. As of December 31, 2016, we had issued 0.9 million common shares under this program at a weighted average share price of $33.32 for net proceeds of $29.6 million.

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. As of December 31, 2016, we had issued approximately 23,000 common shares under this program at a weighted average share price of $30.98 for gross proceeds of $0.7 million.

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2016, no preferred shares had been authorized or issued.

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

Our dividend and distribution payments for the three years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Common dividends	$85,648	$61,510	$80,277
Noncontrolling interest distributions	196	—	3,454
	$85,844	$61,510	$83,731

Dividends paid during 2016 increased from 2015 primarily due to the payment on January 5, 2016 of the $20.4 million of dividends declared and accrued during the fourth quarter of 2015 and the issuance of approximately 6.2 million common shares during 2016.

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

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in predevelopment activities for the ground-up development of a multifamily property (The Trove) on land adjacent to The Wellington, the redevelopment of Spring Valley Retail Center to add rentable space and the redevelopment of the Army Navy Building to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of December 31, 2016, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $45.0 - $50.0 million of total development/redevelopment spending during 2017.

In addition to our development and redevelopment projects, we anticipate funding several major renovation projects in our portfolios during 2017, as follows (in thousands):

Office	$4,700
Multifamily	8,700
Retail	600
Total	$14,000

These projects include unit and common area renovations, facade restorations, adding amenities and fitness center upgrades at multifamily properties; facade and garage repairs, fitness center buildout, elevator modernizations and lobby upgrades at office properties; and elevator and HVAC replacements at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2016. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2016, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,336,713	$93,956	$527,646	$541,029	$174,082
Purchase obligations(2)	9,385	3,363	6,022	—	—
Tenant-related capital(3)	29,316	23,747	5,569	—	—
Building capital(4)	4,205	4,205	—	—	—
Operating leases	14,077	340	802	520	12,415

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest, unused commitment fees and facility fees.

(2)	Represents electricity purchase agreements with terms through 2018 and natural gas purchase agreements with terms through 2017.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2016.

(4)	Committed building capital additions based on contracts in place as of December 31, 2016.

We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance and electricity and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $25 million in 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2016 were as follows (in thousands):

	Year ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash provided by operating activities	$116,931	$109,426	$83,117	$7,505	$26,309
Cash used in by investing activities	(58,632)	(93,018)	(107,882)	34,386	14,864
Cash used in financing activities	(70,819)	(8,410)	(89,751)	(62,409)	81,341

The increase in cash provided by operating activities in 2016 was primarily due to income from acquisitions executed in 2015 and 2016 and lower interest payments in 2016, partially offset by dispositions in 2016. The increase in cash provided by operating activities in 2015 was primarily due to income from acquisitions executed in 2014 and 2015.

Net cash used in investing activities decreased in 2016 primarily due to a higher volume of disposition activity in 2016, partially offset by executing a larger acquisition during 2016. Net cash used in investing activities decreased in 2015 primarily due to lower spending on development and redevelopment projects.

Net cash used in financing activities increased in 2016 primarily due to higher debt repayments and dividends paid during 2016, partially offset by proceeds from equity issuances. Net cash used in financing activities decreased in 2015 primarily due to replacing the $150.0 million of unsecured notes repaid in 2015 with the $150.0 million term loan and the payment after year-end of the dividends declared and accrued in the fourth quarter of 2015.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accretive capital improvements and development costs:
Acquisition related	$8,644	$3,077	$2,533
Expansions and major renovations	10,869	10,722	24,602
Development/redevelopment	22,572	31,203	43,264
Tenant improvements (including first generation leases)	29,657	21,208	22,096
Total accretive capital improvements (1)	71,742	66,210	92,495
Other capital improvements:	7,924	6,500	8,579
Total	$79,666	$72,710	$101,074
(1) We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $0.7 million, $0.7 million and $2.1 million for the three years ended December 31, 2016, respectively, and capitalized employee compensation in the amount of $1.6 million, $2.0 million and $2.0 million for the three years ended December 31, 2016, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2016 to Riverside Apartments, The Wellington, 1775 Eye Street, NW and Spring Valley Shopping Center.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2016 included unit renovations and facade restoration at The Ashby; unit renovations at 3801 Connecticut Avenue; HVAC, restrooms and fitness center upgrades, conference center buildout and sitework at Silverline Center; HVAC replacement and fitness center upgrades at 1227 25th Street; garage repairs at 515 King Street and roof replacement at Montrose Shopping Center and Frederick County Square.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development/redevelopment costs in 2016 primarily include costs associated with the acquisition of a parcel of land for future development adjacent to Riverside Apartments, predevelopment costs for Trove, a multifamily development adjacent to The Wellington, and redevelopment costs at the Army Navy Building. Development/redevelopment costs in 2015 and 2014 primarily include costs associated with the ground up development of The Maxwell, redevelopment of the Silverline Center, and the acquisition of a parcel of land for Trove, a multifamily development adjacent to The Wellington. The Silverline Center redevelopment and The Maxwell have been completely placed into service as of March 31, 2016 and December 31, 2015, respectively.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Office	$28.96	$30.37	$27.71
Retail	$5.53	$15.36	$5.87

The $2.66 increase in 2015 and subsequent $1.41 decrease in 2016 in tenant improvement costs per square foot of office space leased were primarily due to leases executed in 2015 requiring $12.5 million for tenant improvements at Silverline Center.

The $9.49 increase in 2015 and subsequent $9.83 decrease in 2016 in tenant improvement costs per square foot of retail space leased were primarily due to large tenant leases executed at Chevy Chase Metro and Bradlee Shopping Center in 2015.

Tenant improvement costs for retail tenants are substantially lower than for office tenants because the improvements required for retail tenants tend to be substantially less extensive than for office tenants.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.9 million in 2016, averaging approximately $1,150 per apartment for the 37% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties (aside from improvements related to apartment turnover), improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $14.8 million during 2016 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
(g) the risks associated with ownership of real estate in general and our real estate assets in particular;
(h) the effects of changes in federal government spending;
(i) the supply of competing properties;
(j) ability to maintain an effective system of internal controls;
(k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
(l) governmental or regulatory actions and initiatives;
(m) terrorist attacks or actions;
(n) weather conditions and natural disasters;
(o) failure to qualify as a REIT;
(p) the availability of and our ability to attract and retain qualified personnel;
(q) uncertainty in our ability to continue to pay dividends at the current rates; and
(r) other factors discussed under the caption “Risk Factors.”

We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. In its April, 2002 White Paper, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$119,288	$89,187	$111,601
Adjustments:
Depreciation and amortization	108,406	108,935	96,011
Gain on sale of depreciable real estate	(101,704)	(89,653)	(106,555)
Income from operations of properties classified as discontinued operations	—	—	(546)
Funds from continuing operations	125,990	108,469	100,511
Discontinued operations:
Income from operations of properties classified as discontinued operations	—	—	546
Funds from discontinued operations	—	—	546
NAREIT FFO	$125,990	$108,469	$101,057

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

Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our TRSs. Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the reserve for a deferred tax asset at one of our taxable REIT subsidiaries. As of December 31, 2016, our TRSs had net deferred tax assets of $0.5 million. Our TRSs had no net deferred tax assets as of December 31, 2015.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$250,000	$150,000	$450,000	$850,000	$873,516
Interest payments	$36,224	$36,224	$36,224	$36,224	$20,786	$42,204	$207,886
Interest rate on debt maturities	—%	—%	—%	5.1%	2.7%	4.0%	4.1%
Unsecured variable rate debt
Principal	$—	$—	$120,000	$—	$—	$—	$120,000	$120,000
Variable interest rate on debt maturities	—%	—%	1.6%	—%	—%	—%	1.6%
Mortgages
Principal amortization (2) (30 year schedule)	$52,571	$3,135	$33,909	$2,659	$2,829	$49,382	$144,485	$149,997
Interest payments	$5,557	$5,089	$3,627	$3,046	$2,876	$727	$20,922
Weighted average interest rate on principal amortization	3.3%	4.9%	5.3%	4.7%	4.7%	3.9%	4.0%
(1) Includes $150.0 million term loan and $100.0 million term loan with floating interest rates. The $150.0 million term loan is effectively fixed by interest rate swap arrangements at 2.7%, and the $100.0 million term loan will be effectively fixed by forward interest rate swap arrangements at 2.9% starting on March 31, 2017.
(2) Excludes net discounts of $4.4 million and net unamortized debt issuance costs of $0.3 million as of December 31, 2016.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2016 and 2015 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2016	December 31, 2015
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$224	$(259)
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	193	(291)
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	4,775	N/A
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	2,419	N/A
$300,000					$7,611	$(550)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 62 to 98 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2017 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.washreit.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	2,385,366
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	2,385,366
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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	59
	Report of Independent Registered Public Accounting Firm	60
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	61
	Consolidated Balance Sheets as of December 31, 2016 and 2015	62
	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014	63
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	64
	Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014	65
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	66
	Notes to Consolidated Financial Statements	67

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	95
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	96
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement, effective as of May 17, 2011	DEF 14A	001-06622	B	4/1/2011
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on May 17, 2011	8-K	001-06622	3.3	5/23/2011
3.3	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	8-K	001-06622	3.1	2/14/2017
4.1	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.2	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.3	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.4	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.5	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.6	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.11*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.13*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.14*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey	10-K	001-06622	10.41	2/27/2013
10.15*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.16*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.17*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.18	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.51	10/3/2013
10.19	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.52	10/3/2013
10.20	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.21*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.22*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.23*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.24*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.25*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.26*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke	10-Q	001-06622	10.48	5/7/2014
10.27*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.28*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.29*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.30*	Separation Agreement and General Release between William T. Camp and Washington Real Estate Investment Trust dated December 17, 2014	8-K	001-06622	10.1	12/18/2014
10.31*	Separation Agreement and General Release between Laura M. Franklin and Washington Real Estate Investment Trust dated February 18, 2015	8-K	001-06622	10.1	2/19/2015
10.32*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.33*	Offer Letter to Thomas Q. Bakke	10-K	001-06622	10.53	3/2/2015
10.34*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.35*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.36*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.37*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.38*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.39	Credit Agreement, dated as of June 23, 2015, by and among Washington REIT, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, KeyBank National Association, as syndication agent, and Royal Bank of Canada and SunTrust Bank, as documentation agents	8-K	001-06622	10.1	6/23/2015
10.40*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.41*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.42	First Amendment to Credit Agreement, dated as of September 15, 2015, by and among the Company, as borrower, the financial institutions party thereto as lenders, and Wells Fargo, National Association.	8-K	001-06622	10.1	9/16/2015
10.43	Purchase and Sale Agreement, dated April 26, 2016, for Riverside Apartments	10-Q	001-06622	10.49	8/1/2016
10.44	Purchase and Sale Agreement, dated April 26, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard	10-Q	001-06622	10.50	8/1/2016
10.45	Purchase and Sale Agreement, dated April 26, 2016, for 51 Monroe Street and One Central Plaza	10-Q	001-06622	10.51	8/1/2016
10.46	First Amendment to Purchase and Sale Agreement, dated June 3, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard	10-Q	001-06622	10.52	8/1/2016
10.47*	2016 Omnibus Incentive Plan	DEF 14A		Annex A	3/23/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.48	Term Loan Agreement, dated as of July 22, 2016, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Capital One, National Association, as administrative agent, with Capital One, National Association, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and U.S. Bank National Association as syndication agent	10-Q	001-06622	10.54	11/2/2016
10.49*	Separation Agreement and General Release between Thomas C. Morey and Washington Real Estate Investment Trust, dated July 26, 2016	10-Q	001-06622	10.55	11/2/2016
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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

ITEM 16:  FORM 10-K SUMMARY

We have chosen not to include a Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: February 21, 2017
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Nason*	Chairman, Trustee	February 21, 2017
Charles T. Nason

/s/ Paul T. McDermott	President, Chief Executive Officer and Trustee	February 21, 2017
Paul T. McDermott

/s/ Benjamin S. Butcher*	Trustee	February 21, 2017
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 21, 2017
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 21, 2017
Edward S. Civera

/s/ Thomas H. Nolan, Jr.*	Trustee	February 21, 2017
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 21, 2017
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 21, 2017
Stephen E . Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 21, 2017
W. Drew Hammond	Controller
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
In connection with the preparation of Washington REIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Washington REIT’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Washington REIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2016, Washington REIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Washington REIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Washington REIT’s internal control over financial reporting, a copy of which appears on page 61 of this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(A). These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Real Estate Investment Trust and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of
Washington Real Estate Investment Trust

We have audited Washington Real Estate Investment Trust and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Real Estate Investment Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Washington Real Estate Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Washington Real Estate Investment Trust and Subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2016	2015
Assets
Land	$573,315	$561,256
Income producing property	2,112,088	2,076,541
	2,685,403	2,637,797
Accumulated depreciation and amortization	(657,425)	(692,608)
Net income producing property	2,027,978	1,945,189
Properties under development or held for future development	40,232	36,094
Total real estate held for investment, net	2,068,210	1,981,283
Cash and cash equivalents	11,305	23,825
Restricted cash	6,317	13,383
Rents and other receivables, net of allowance for doubtful accounts of $2,377 and $2,297, respectively	64,319	62,890
Prepaid expenses and other assets	103,468	109,787
Total assets	$2,253,619	$2,191,168
Liabilities
Notes payable, net	$843,084	$743,181
Mortgage notes payable, net	148,540	418,052
Lines of credit	120,000	105,000
Accounts payable and other liabilities	46,967	45,367
Dividend payable	22,414	20,434
Advance rents	11,750	12,744
Tenant security deposits	8,802	9,378
Total liabilities	1,201,557	1,354,156
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 74,606 and 68,191 shares issued and outstanding at December 31, 2016 and 2015, respectively	746	682
Additional paid in capital	1,368,636	1,193,298
Distributions in excess of net income	(326,047)	(357,781)
Accumulated other comprehensive income (loss)	7,611	(550)
Total shareholders’ equity	1,050,946	835,649
Noncontrolling interests in subsidiary	1,116	1,363
Total equity	1,052,062	837,012
Total liabilities and equity	$2,253,619	$2,191,168

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
Revenue
Real estate rental revenue	$313,264	$306,427	$288,637
Expenses
Real estate expenses	115,013	112,234	103,695
Depreciation and amortization	108,406	108,935	96,011
Acquisition costs	1,178	2,056	5,710
Casualty (gain) and real estate impairment loss, net	(676)	5,909	—
General and administrative	19,545	20,123	19,644
	243,466	249,257	225,060
Other operating income
Gain on sale of real estate, continuing operations	101,704	91,107	570
Real estate operating income	171,502	148,277	64,147
Other income (expense)
Interest expense	(53,126)	(59,546)	(59,785)
Other income	297	709	825
Loss on extinguishment of debt	—	(119)	—
Income tax benefit (expense)	615	(134)	(117)
	(52,214)	(59,090)	(59,077)
Income from continuing operations	119,288	89,187	5,070
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	546
Gain on sale of real estate, discontinued operations	—	—	105,985
Net income	119,288	89,187	111,601
Less: Net loss attributable to noncontrolling interests in subsidiaries	51	553	38
Net income attributable to the controlling interests	$119,339	$89,740	$111,639
Basic net income attributable to the controlling interests per share
Continuing operations	$1.65	$1.31	$0.08
Discontinued operations, including gain on sale of real estate	—	—	1.59
Net income attributable to the controlling interests per share	$1.65	$1.31	$1.67
Diluted net income attributable to the controlling interests per share
Continuing operations	$1.65	$1.31	$0.08
Discontinued operations, including gain on sale of real estate	—	—	1.59
Net income attributable to the controlling interests per share	$1.65	$1.31	$1.67
Weighted average shares outstanding – basic	72,163	68,177	66,795
Weighted average shares outstanding – diluted	72,339	68,310	66,837
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Net income	$119,288	$89,187	$111,601
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	8,161	(550)	—
Comprehensive income	127,449	88,637	111,601
Less: Net loss attributable to noncontrolling interests	51	553	38
Comprehensive income attributable to the controlling interests	$127,500	$89,190	$111,639

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2013	66,531	$665	$1,151,174	$(396,880)	$—	$754,959	$4,487	$759,446
Net income attributable to the controlling interests	—	—	—	111,639	—	111,639	—	111,639
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,784)	(1,784)
Contributions from noncontrolling interest	—	—	—	—	—	—	9	9
Dividends	—	—	—	(80,277)	—	(80,277)		(80,277)
Equity offerings, net of issuance costs	1,125	11	30,679	—	—	30,690	—	30,690
Share grants, net of share grant amortization and forfeitures	163	2	2,542	—	—	2,544	—	2,544
Balance, December 31, 2014	67,819	678	1,184,395	(365,518)	—	819,555	2,674	822,229
Net income attributable to the controlling interests	—	—	—	89,740	—	89,740	—	89,740
Net loss attributable to noncontrolling interests and deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,316)	(1,316)
Unrealized loss on interest rate hedges	—	—	—	—	(550)	(550)	—	(550)
Contributions from noncontrolling interest	—	—	—	—	—	—	5	5
Dividends	—	—	—	(82,003)	—	(82,003)	—	(82,003)
Equity offerings, net of issuance costs	184	2	5,213	—	—	5,215	—	5,215
Share grants, net of share grant amortization and forfeitures	188	2	3,690	—	—	3,692	—	3,692
Balance, December 31, 2015	68,191	682	1,193,298	(357,781)	(550)	835,649	1,363	837,012
Adjustment for retrospective application of new accounting principle (see note 2)	—	—	—	(35)	—	(35)	—	(35)
Net income attributable to the controlling interests	—	—	—	119,339	—	119,339	—	119,339
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Unrealized gain on interest rate hedges	—	—	—	—	8,161	8,161	—	8,161
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Dividends	—	—	—	(87,570)	—	(87,570)	—	(87,570)
Equity offerings, net of issuance costs	6,223	62	172,874	—	—	172,936	—	172,936
Shares issued under Dividend Reinvestment Program	23	—	700	—	—	700	—	700
Share grants, net of share grant amortization, forfeitures and tax withholdings	169	2	1,764	—	—	1,766	—	1,766
Balance, December 31, 2016	74,606	$746	$1,368,636	$(326,047)	$7,611	$1,050,946	$1,116	$1,052,062

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
		(as adjusted)	(as adjusted)
Cash flows from operating activities
Net income	$119,288	$89,187	$111,601
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(101,704)	(91,107)	(106,555)
Depreciation and amortization, including amounts in discontinued operations	108,406	108,935	96,011
Provision for losses on accounts receivable	1,706	1,368	1,402
Deferred tax benefit	(698)	—	—
Casualty (gain) and real estate impairment loss, net	(676)	5,909	—
Share-based compensation expense	3,491	5,112	4,995
Amortization of debt premiums, discounts and related financing costs	3,187	3,486	3,588
Loss on extinguishment of debt, net	—	119	—
Changes in other assets	(13,507)	(10,388)	(23,306)
Changes in other liabilities	(2,562)	(3,195)	(4,619)
Net cash provided by operating activities	116,931	109,426	83,117
Cash flows from investing activities
Real estate acquisitions, net	(227,413)	(151,682)	(194,536)
Capital improvements to real estate	(57,094)	(41,507)	(57,810)
Development in progress	(22,572)	(31,203)	(43,264)
Net cash received from sale of real estate	243,624	137,014	190,864
Cash released from (held in) replacement reserve escrows	4,860	(3,511)	(1,417)
Insurance proceeds	883	—	—
Non-real estate capital improvements	(920)	(2,129)	(1,719)
Net cash used in investing activities	(58,632)	(93,018)	(107,882)
Cash flows from financing activities
Line of credit borrowings, net	15,000	55,000	50,000
Principal payments – mortgage notes payable	(270,061)	(4,512)	(3,954)
Borrowing under construction loan	—	4,558	20,393
Notes payable repayments	—	(150,000)	(100,000)
Proceeds from dividend reinvestment program	700	—	—
Proceeds from term loan	100,000	150,000	—
Payment of financing costs	(1,590)	(5,095)	(742)
Dividends paid	(85,648)	(61,510)	(80,277)
Contributions from noncontrolling interests	—	5	9
Distributions to noncontrolling interests	(196)	—	(3,454)
Net proceeds from equity offerings	172,936	5,215	30,690
Payment of tax withholdings for restricted share awards	(1,960)	(2,071)	(2,416)
Net cash used in financing activities	(70,819)	(8,410)	(89,751)
Net (decrease) increase in cash and cash equivalents	(12,520)	7,998	(114,516)
Cash and cash equivalents at beginning of year	23,825	15,827	130,343
Cash and cash equivalents at end of year	$11,305	$23,825	$15,827
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$51,054	$57,179	$58,023
Cash paid for income taxes	$65	$261	$156
Change in accrued capital improvements and development costs	$(3,788)	$(4,229)	$(4,154)
Dividends payable	$22,414	$20,434	$—
Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$—	$100,861
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“Washington REIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington Metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers.

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2016, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
May 26, 2016	Dulles Station II (1)	Office	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	77,592
		Total 2016	$101,704

March 20, 2015	Country Club Towers	Multifamily	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	—
October 21, 2015	Munson Hill Towers	Multifamily	51,395
December 14, 2015	Montgomery Village Center	Retail	7,981
		Total 2015	$89,653

January 21, 2014	Medical Office Portfolio Transactions III & IV (5)	Medical Office	$105,985
May 2, 2014	5740 Columbia Road	Retail	570
		Total 2014	$106,555
(1) Land held for future development and an interest in a parking garage.
(2) Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.
(3) Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.
(4) Interest in land held for future development.
(5) Medical Office Portfolio Transactions III & IV consist of Woodburn Medical Park I and II and Prosperity Medical Center I, II and III.

The taxable gains for Dulles Station II and the properties included in Maryland Office Portfolio Transaction I were distributed to shareholders through the quarterly dividends. The properties included in Maryland Office Portfolio Transaction II were identified for a reverse deferred exchange under Section 1031 of the Internal Revenue Code. We acquired the replacement property, Riverside Apartments, during the second quarter of 2016 (see note 3, under "Acquisition"). We reinvested a portion of the Medical Office Portfolio Transactions III and IV, Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the valuation allowance for a deferred tax asset at one of our taxable REIT subsidiaries. As of December 31, 2016, our TRSs had deferred tax assets of $0.5 million, net of a valuation allowance of $2.9 million. The valuation allowance for deferred tax assets had a net decrease of $2.8 million during 2016. Our TRSs had no net deferred tax assets as of December 31, 2015. As of December 31, 2016 and 2015, our TRSs had deferred tax liabilities of $0.4 million and $0.7 million, respectively. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

The following is a breakdown of the taxable percentage of our dividends for these years ended December 31, 2016, 2015 and 2014 (unaudited):

	2016	2015	2014
Ordinary income	66%	78%	40%
Return of capital	33%	22%	52%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	1%	—%	8%
Capital gain	—%	—%	—%

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under the new guidance, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If a set of transferred assets and activities does not meet this threshold, then an entity must evaluate whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption of the standard is allowed for transactions that have not been reported in financial statements issued prior to the new standards issuance date. Prior to the new guidance, we accounted for acquisitions of operating properties as business combinations, but generally expect that future acquisitions of operating properties will be accounted for as asset acquisitions under the new guidance. Acquisition costs are capitalized in asset acquisitions but expensed in business combinations. Identifiable assets, liabilities assumed and any noncontrolling interests are recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends existing accounting standards for employee share-based payments, including by allowing an employer to make a policy election to account for forfeitures as they occur or to continue to provide for an estimate as currently required. ASU 2016-09 also allows an employer to withhold shares in a net settlement in an amount that does not exceed the maximum statutory tax rate in the employees' tax jurisdiction without causing liability classification, and clarifies that all cash payments made to taxing authorities on the employees' behalf for withheld shares should be presented as financing activities on the consolidated statements of cash flows. ASU 2016-09 is effective for public entities for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We adopted ASU 2016-09 as of December 31, 2016 and elected to account for forfeitures as they occur. In accordance with ASU 2016-09, we used the modified retrospective transition method for this election, resulting in a charge to retained earnings of less than $0.1 million. Regarding the cash payments made to taxing authorities on the employees' behalf for withheld shares, we had previously presented such payments as operating activities on our consolidated statements of cash flows, and have applied this change retrospectively. The impact of the implementation of ASU 2016-09 on our consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities (prior to adoption of ASU 2016-09)	$114,971	$107,355	$80,701
Reclassification of cash payments for withheld shares	1,960	2,071	2,416
Net cash provided by operating activities (after adoption of ASU 2016-09)	$116,931	$109,426	$83,117

Net cash used in financing activities (prior to adoption of ASU 2016-09)	$(68,859)	$(6,339)	$(87,335)
Reclassification of cash payments for withheld shares	(1,960)	(2,071)	(2,416)
Net cash used in financing activities (after adoption of ASU 2016-09)	$(70,819)	$(8,410)	$(89,751)

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, for leases in which we are the lessor, the lease contract will be separated into lease and non-lease components in accordance with the provisions outlined within ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The lease component of the contract will be recognized on a straight-line basis in accordance with ASU 2016-02, while the non-lease component will be recognized under the provisions of ASU 2014-09. For lease contracts with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. Also, only direct leasing costs may be capitalized under the new standard, while current accounting standards allow for the capitalization of indirect leasing costs. We are currently evaluating the impact ASU 2016-02 may have on Washington REIT’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Under the new standard, if conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern. The new standard is effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter. We adopted the new standard during the fourth quarter of 2016 and the adoption did not require any disclosures about our ability to continue as a going concern.

In June 2014, the FASB issued ASU 2014-09, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. We intend to adopt the new standard using the modified retrospective method. Upon adoption of ASU 2016-02, Leases (Topic 842), the majority of our revenue will be subject to the allocation provisions outlined within the revenue standard. We are currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU No. 2014-09. We do not expect the new standard to have a material impact on the measurement and recognition of gains and losses on the sale of properties.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represents amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment histories or financial conditions cast doubt upon the tenants’ abilities to perform under their lease obligations. When we determine the collection of a receivable to be doubtful in the same quarter that we established the receivable, we recognize the allowance for that receivable as an offset to real estate revenues. When we determine a receivable that was initially established in a prior quarter to be doubtful, we recognize the allowance as an operating expense in Real estate expenses in the consolidated statements of income. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

Our accounts receivable balances include $2.4 million and $3.9 million of notes receivable as of December 31, 2016 and 2015, respectively.

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

Real estate depreciation expense from continuing operations was $84.1 million, $80.7 million, $71.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total interest incurred	$53,794	$60,204	$61,927
Capitalized interest	(668)	(658)	(2,142)
Interest expense, net of capitalized interest	$53,126	$59,546	$59,785

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount and estimated undiscounted cash flows associated with future development expenditures. If such carrying amount is in excess of the estimated undiscounted cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2016 and 2015.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$54,352	$44,823	$9,529	$55,664	$41,138	$14,526
Leasing commissions/absorption costs	101,311	86,210	15,101	97,678	75,014	22,664
Net lease intangible assets	18,903	14,193	4,710	19,655	12,434	7,221
Net lease intangible liabilities	33,687	25,359	8,328	34,027	23,444	10,583
Below-market ground lease intangible asset	12,080	1,714	10,366	12,080	1,524	10,556

Amortization of these combined components during the three years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization expense	$17,655	$22,244	$19,854
Real estate rental revenue, net	410	538	456
	$18,065	$22,782	$20,310

Amortization of these combined components over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net decrease (increase)	Total
2017	$8,874	$(148)	$8,726
2018	6,096	(633)	5,463
2019	3,572	(525)	3,047
2020	2,357	(320)	2,037
2021	1,411	(313)	1,098

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

Under ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which we adopted as of January 1, 2014, revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the consolidated statements of income if the dispositions represent a strategic shift that has (or will have) a major effect on our operations and financial results. Interest on debt that can be identified as specifically attributed to these properties is included in discontinued operations. If the dispositions do not represent a strategic shift that has (or will have) a major effect on our operations and financial results, then the revenues and expenses of the properties that are classified as sold or held for sale are presented as continuing operations in the consolidated statements of income for all periods presented. The provisions of ASU No. 2014-08 apply only to properties classified as held for sale or sold after our adoption date of January 1, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and commercial paper with original maturities of 90 days or less. We maintain cash deposits with financial institutions that at times exceed applicable insurance limits. We reduce this risk by maintaining such deposits with high quality financial institutions that management believes are credit-worthy.

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

We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. If an award's service inception date precedes the grant date, we initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2016 and 2015, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2012 through 2016 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Derivatives

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and term loans bear interest at variable rates. Our interest rate risk management objectives are to minimize interest rate fluctuation on long-term indebtedness and limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate swaps we enter into are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss). Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument such as notional amounts, settlement dates, reset dates, calculation period and LIBOR do not perfectly match. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. When ineffectiveness of a cash flow hedge exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Reclassifications

In prior years, we elected to present our real estate expenses on the consolidated statements of income disaggregated into the following categories: utilities, real estate taxes, repairs and maintenance, property administration and management, operating services and common area maintenance and other real estate expenses. There is no requirement under GAAP or applicable Securities and Exchange Commission rules to present real estate expenses in a disaggregated manner. In the interest of presenting our financial results in a more direct and concise manner, we have elected to aggregate our real estate expenses on our consolidated statements of income. Prior year amounts have been reclassified to conform with current year presentation as follows (in thousands):

	Year Ended December 31,
	2015	2014
Utilities	$18,004	$18,056
Real estate taxes	37,152	33,436
Repairs and maintenance	14,095	13,375
Property administration and management	23,099	20,460
Operating services and common area maintenance	15,974	15,068
Other real estate expenses	3,910	3,300
Real estate expenses	$112,234	$103,695

Also in prior years, we included income tax benefit (expense) in general and administrative costs on our consolidated statements of income because the amounts of our income tax benefit (expense) were not material. Due to the income tax benefit of $0.7 million we recognized during the second quarter of 2016 (see note 1), we have elected to present income tax benefit (expense) as a separate line item. Income tax expense of $0.1 million for each of the years ended December 31, 2015 and 2014 have been reclassified out of general and administrative expenses in order to conform with current year presentation.

NOTE 3: REAL ESTATE

As of December 31, 2016 and 2015, our real estate investment portfolio, at cost, consists of properties as follows (in thousands):

	December 31,
	2016	2015
Office	$1,349,378	$1,554,334
Multifamily	885,084	641,424
Retail	450,941	442,039
	$2,685,403	$2,637,797

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing tenant and consumer requirements.

As of December 31, 2016, one property, Riverside Apartments, accounted for more than 10% of total assets. No single property or tenant accounted for more than 10% of the real estate rental revenue.

We have properties under development/redevelopment and held for current or future development as of December 31, 2016 and 2015. In the office segment, we had a redevelopment project to renovate Silverline Center, an office property in Tysons, Virginia. We completed major construction activities on this project during the second quarter of 2015, and placed into service substantially completed portions of the project at the time totaling $25.9 million, with the remaining components placed into service as of March 31, 2016. We also currently have a redevelopment project at the Army Navy Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of December 31, 2016, we had invested $2.2 million in the redevelopment.

In the multifamily segment, we have Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of December 31, 2016, we had invested $19.0 million and $16.4 million, including the costs of acquired land, in Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Shopping Center. As of December 31, 2016, we had invested $1.1 million in the redevelopment.

The cost of our real estate portfolio under development or held for future development as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,
	2016	2015
Office	$2,640	$18,711
Multifamily	36,013	16,307
Retail	1,579	1,076
	$40,232	$36,094

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

Properties and land for development acquired during the three years ended December 31, 2016 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
May 20, 2016	Riverside Apartments	Multifamily	1,222	N/A	$244,750

July 1, 2015	The Wellington	Multifamily	711	N/A	$167,000

February 21, 2014	Yale West	Multifamily	216	N/A	$73,000
March 26, 2014	The Army Navy Building	Office	N/A	108,000	79,000
May 1, 2014	1775 Eye Street, NW	Office	N/A	185,000	104,500
October 1, 2014	Spring Valley Retail Center	Retail	N/A	75,000	40,500
		Total 2014	216	368,000	$297,000

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2016 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate rental revenue	$13,112	$6,797	$16,260
Net loss	(1,688)	(2,748)	(3,168)

As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities at their fair values.

We have recorded the total purchase price of the above acquisitions as follows (in thousands):

	2016	2015	2014
Land	$38,924	$30,548	$104,403
Land held for development	15,968	15,000	—
Buildings	184,854	116,563	172,671
Tenant origination costs	—	—	9,377
Leasing commissions/absorption costs	4,992	4,889	16,474
Net lease intangible assets	22	—	7,331
Net lease intangible liabilities	(10)	—	(8,323)
Fair value of assumed mortgage	—	—	(107,125)
Furniture, fixtures & equipment	—	—	932
Total	$244,750	$167,000	$195,740

The weighted remaining average life for 2016 acquisition components above, other than land and building, are 87 months for net lease intangible assets and 43 months for net lease intangible liabilities. The leasing commissions/absorption costs acquired in 2016 were substantially amortized as of December 31, 2016, as such costs were primarily related to assumed apartment leases. The net lease intangible assets and liabilities are associated with leases for retail space at Riverside Apartments.

The difference in the total contract price of $244.8 million for the 2016 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $227.4 million is primarily due to acquisition of land for development of $16.0 million and credits received at settlement totaling $1.4 million.

The difference in the total contract price of $167.0 million for the 2015 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $151.7 million is primarily due to acquisition of land for development of $15.0 million and credits received at settlement totaling $0.3 million.

The difference in the total contract price of $297.0 million for the 2014 acquisitions and cash paid for the acquisitions per the consolidated statements of cash flows of $194.5 million is primarily due to the assumption of two mortgage notes secured by Yale West and The Army Navy Building for an aggregate carrying value of $100.9 million and the payment of a $3.6 million deposit for Yale West in 2013, partially offset by a credit to the seller for building renovations at 1775 Eye Street, NW for $1.9 million.

The following unaudited pro-forma combined condensed statements of operations set forth the consolidated results of operations for the years ended December 31, 2016 and 2015 as if the above described acquisition in 2016 had occurred on January 1, 2015. The pro forma adjustments exclude acquisition costs directly related to the above-described acquisition. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the years ended December 31, 2016 and 2015. The unaudited data presented is in thousands, except per share data.

	Year Ended December 31,
	2016	2015
Real estate revenues	$321,386	$327,605
Net income	$127,439	$90,040
Diluted earnings per share	$1.76	$1.31

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

In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy during the first quarter of 2015. Washington REIT is the 90.0% owner of the joint venture. The real estate development company owns 10.0% of the joint venture and was responsible for the development and construction of the property.

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

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. The Maxwell was placed into service during the fourth quarter of 2014 and first quarter of 2015. As of December 31, 2016 and 2015, The Maxwell's assets were as follows (in thousands):

	December 31,
	2016	2015
Land	$12,851	$12,851
Income producing property	37,949	37,791
Accumulated depreciation and amortization	(4,571)	(2,347)
Other assets	456	1,188
	$46,685	$49,483

As of December 31, 2016 and 2015, The Maxwell's liabilities were as follows (in thousands):

	December 31,
	2016		2015
Mortgage notes payable, net	$31,869	(1)	$32,214
Accounts payable and other liabilities	186		256
Tenant security deposits	99		82
	$32,154		$32,552
(1) The mortgage notes payable balance as of December 31, 2016 is eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

Properties Sold

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Depreciation on these properties is discontinued when classified as held for sale, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. There were no properties held for sale as of December 31, 2016 or 2015.

During the second quarter of 2016, we sold Dulles Station, Phase II, which consists of land held for future development and an interest in a parking garage in Herndon, Virginia, for $12.1 million. Also during the second quarter of 2016, we executed two purchase and sale agreements with a single buyer for the sale of a portfolio of six office properties located in Maryland: 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza (collectively, the "Maryland Office Portfolio") for an aggregate contract sales price of $240.0 million. We closed on the first sale transaction in June 2016 and closed on the second sale transaction in September 2016.

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

We sold our interests in the following properties during the three years ended December 31, 2016:

Disposition Date	Property	Segment	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 26, 2016	Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
		Total 2016		1,183,000	$252,100	$101,704

March 20, 2015	Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

January 21, 2014	Medical Office Portfolio Transactions III & IV (5)	Medical Office	N/A	427,000	$193,561	$105,985
May 2, 2014	5740 Columbia Road	Retail	N/A	3,000	1,600	570
		Total 2014	N/A	430,000	$195,161	$106,555

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

(4)	Interest in land held for future development.

(5)	These properties are classified as discontinued operations. All other sold properties are classified as continuing operations.

We do not have significant continuing involvement in the operations of the disposed properties.

While the Maryland Office Portfolio, in the aggregate, constitutes an individually significant disposition, it does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations.

Real estate rental revenue and net income for the Maryland Office Portfolio for the three years ended December 31, 2016 are as follows:

	Year Ending December 31,
	2016	2015	2014
Real estate rental revenue	$20,266	$32,423	$31,811
Net income	9,376	9,848	9,352

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

The impact of the sale of our medical office segment on revenues and net income is summarized as follows (in thousands, except per share data):

	Year Ending December 31,
	2016	2015	2014
Real estate revenues	$—	$—	$892
Net income	—	—	546
Basic and diluted net income per share	—	—	0.01

Income from properties classified as discontinued operations for the three years ended December 31, 2016 was as follows (in thousands):

	Year Ending December 31,
	2016	2015	2014
Revenues	$—	$—	$892
Property expenses	—	—	(346)
	$—	$—	$546

Casualty Gains

We recorded a net casualty gain of $0.7 million during the second quarter of 2016 associated with a fire at Bethesda Hill Towers that damaged four units, which is included in casualty (gain) and real estate impairment loss, net on our consolidated statements of income. The net casualty gain is comprised of $0.9 million in third-party insurance proceeds received by us, which were partially offset by casualty charges of $0.2 million to write off the net book value of the damaged units at Bethesda Hill Towers.

NOTE 4: MORTGAGE NOTES PAYABLE

As of December 31, 2016 and 2015, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2016	2015	Payoff Date/Maturity Date
Army Navy Building (3)	3/26/2014	3.18%	$49,618	$50,750	2/1/2017
Yale West (4)	2/21/2014	3.75%	47,078	47,502	1/31/2022
The Maxwell (5)	2/21/2013	2.27%	—	32,248	1/27/2016
John Marshall II (6)	9/15/2011	5.79%	—	51,011	2/8/2016
Olney Village Center	8/30/2011	4.94%	14,851	16,503	10/1/2023
Kenmore Apartments	2/2/2009	5.37%	32,938	33,637	3/1/2019
2445 M Street (7)	12/2/2008	7.25%	—	101,866	10/6/2016
3801 Connecticut Avenue, Walker House and Bethesda Hill (8)	5/29/2008	5.71%	—	81,029	6/1/2016
			144,485	414,546
Premiums and discounts, net			4,354	4,175
Debt issuance costs, net			(299)	(669)
			$148,540	$418,052

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

(3) The note was prepaid without penalty in February 2017.

(4) The maturity date of the mortgage note is January 1, 2052, but can be prepaid, without penalty, beginning on January 31, 2022.

(5) Interest rate on The Maxwell construction loan was variable, based on LIBOR plus 2.0%. Interest and principal was payable monthly starting March 2016 until the extended maturity date of February 20, 2017, upon which all unpaid principal and interest were payable in full. In January 2016, Washington REIT exercised its right to purchase the construction loan without penalty from the lender (see note 3, under "Variable Interest Entities").

(6) The note was prepaid without penalty in February 2016.

(7) Interest only was payable monthly until the note was prepaid without penalty in October 2016.

(8) Interest only was payable monthly until the note was repaid without penalty in June 2016.

Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total carrying amount of the above mortgaged properties was $280.4 million and $619.4 million at December 31, 2016 and 2015, respectively.

Scheduled principal payments subsequent to December 31, 2016 are as follows (in thousands):

2017	$52,571
2018	3,135
2019	33,909
2020	2,659
2021	2,829
Thereafter	49,382
$144,485

In February 2017, we prepaid without penalty the remaining $49.6 million of the mortgage note secured by the Army Navy Building using borrowings on our 2016 Term Loan.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

During the second quarter of 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 and our $400.0 million unsecured line of credit maturing in July 2016, and executed a new $600.0 million unsecured credit agreement ("Revolving Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan ("2015 Term Loan") by executing a portion of the accordion feature under the Revolving Credit Facility. The 2015 Term Loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT's current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 7).

The amount of the Revolving Credit Facility unused and available at December 31, 2016 was as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(120,000)
Unused and available	$480,000

We executed borrowings and repayments on the Revolving Credit Facility during 2016 as follows (in thousands):

Balance at December 31, 2015	$105,000
Borrowings	651,000
Repayments	(636,000)
Balance at December 31, 2016	$120,000

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the one month LIBOR market index rate plus 1.0%. As of December 31, 2016, the interest rate on the facility is one month LIBOR plus 1.0% and the one month LIBOR was 0.77%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in June 2019, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of December 31, 2016, the facility fee is 0.20%.

For the three years ended December 31, 2016, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense (excluding facility fees)	$3,272	$2,266	$196
Facility fees	1,220	1,241	1,267

The Revolving Credit Facility contains certain financial and non-financial covenants, all of which we have met as of December 31, 2016 and 2015. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2016 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2016	2015	2014
Total revolving credit facilities at December 31	$600,000	$600,000	$500,000
Borrowings outstanding at December 31	120,000	105,000	50,000
Weighted average daily borrowings during the year	214,962	167,573	12,849
Maximum daily borrowings during the year	358,000	350,000	55,000
Weighted average interest rate during the year	1.52%	1.35%	1.53%
Weighted average interest rate on borrowings outstanding at December 31	1.64%	1.36%	1.37%

The covenants under our Revolving Credit Facility require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed into law and extended the program through December 31, 2020.

NOTE 6: NOTES PAYABLE

Our unsecured notes outstanding as of December 31, 2016 were as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	4.95%	5.05%	$250,000	10/1/2020
2015 Term Loan	1 Month LIBOR + 110 basis points	2.72%	150,000	3/15/2021
10 Year Unsecured Notes	3.95%	4.02%	300,000	10/15/2022
2016 Term Loan	1 Month LIBOR + 165 basis points	2.86%	100,000	7/21/2023
30 Year Unsecured Notes	7.25%	7.36%	50,000	2/25/2028
Total principal			850,000
Premiums and discounts, net			(1,971)
Deferred issuance costs, net			(4,945)
Total			$843,084

(1) For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 7).
(2) No principal amounts are due prior to maturity.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan ("2016 Term Loan") maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT's current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million subsequent to the end of 2016. We also entered into forward interest rate derivatives commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.86% (see note 7).

The required principal payments as of December 31, 2016 are as follows (in thousands):

2017	$—
2018	—
2019	—
2020	250,000
2021	150,000
Thereafter	450,000
$850,000

Interest on these notes is payable semi-annually, except for the term loans, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2016. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 6) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income (loss). The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for 2016 and 2015 and hedge ineffectiveness did not impact earnings in 2016 and 2015.

The fair values of the interest rate swaps as of December 31, 2016 and 2015, are as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Asset Derivatives		Liability Derivatives
				December 31,		December 31,
Derivative Instrument			Maturity Date	2016	2015	2016	2015
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$417	$—	$—	$550
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	7,194	N/A	—	N/A
	$300,000			$7,611	$—	$—	$550

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income (loss), as follows (in thousands):

	Year Ending December 31,
	2016	2015	2014
Unrealized gain (loss) on interest rate hedges	$8,161	$(550)	$—

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that $1.2 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2016, the fair values of derivatives were in a net asset position of $7.6 million, including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2016, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2016 and 2015 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016				December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,407	$—	$1,407	$—	$1,408	$—	$1,408	$—
Derivatives	7,611	—	7,611	—	—	—	—	—
Liabilities:
Derivatives	—	—	—	—	550	—	550	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2016 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2016.

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

Debt

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Lines of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding and capital improvements. The lines of credit advances and term loans with floating interest rates are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of December 31, 2016 and 2015, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$11,305	$11,305	$23,825	$23,825
Restricted cash	6,317	6,317	13,383	13,383
2445 M Street note receivable	2,089	2,173	3,849	4,275
Mortgage notes payable	148,540	149,997	418,052	426,693
Lines of credit payable	120,000	120,000	105,000	105,000
Notes payable	843,084	873,516	743,181	753,816

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2016 and 2015. Prior to the adoption of the 2016 Omnibus Incentive Plan, stock based awards to officers, non-officer employees and trustees were issued under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allowed for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares while the plan was in effect.

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

Bonuses payable under the short-term incentive plans for non-executive officers and non-officers are payable 100% in cash.

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

	2016 Awards	2015 Awards	2014 Awards
Expected volatility (1)	18.2%	17.2 - 17.5%	23.2%
Risk-free interest rate (2)	1.32%	1.0 - 1.1%	0.8%
Expected term (3)	3 and 4 years	3 and 4 years	3 and 4 years
Share price at grant date	$27.06	$27.66 - $27.76	$24.08
(1) Expected volatility based upon historical volatility of our daily closing share price.
(2) Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3) Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2016 ranged from approximately 38% to 66% for the 50% of the LTIP based on relative TSR and from 17% to 30% for the 50% of the LTIP based on absolute TSR.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2015 ranged from approximately 40% to 69% for the 50% of the LTIP based on relative TSR and from 13% to 29% for the 50% of the LTIP based on absolute TSR.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2014 ranged from approximately 42% to 67% for the 50% of the LTIP based on relative TSR and from 24% to 38% for the 50% of the LTIP based on absolute TSR. For the one-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the one-year performance period that commenced in 2014 ranged from approximately 11% to 20% for the 50% of the LTIP based on relative TSR and from 10% to 20% for the 50% of the LTIP based on absolute TSR. For the two-year transition awards, the calculated grant date fair value as a percentage of base salary for the officers for the two-year performance period that commenced in 2014 ranged from approximately 23% to 43% for the 50% of the LTIP based on relative TSR and from 16% to 30% for the 50% of the LTIP based on absolute TSR.

Our non-executive officers and other employees earn restricted share unit awards under a new long-term incentive plan for non-executive officers and staff, which became effective on January 1, 2016, based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years from December 15 preceding the grant date based upon continued employment. For awards made through 2016, the service inception date precedes the grant date. For these awards, we initially measured compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasured compensation expense at subsequent reporting dates until all of the award's key terms and conditions are known and the grant date is established. We recognized compensation expense for these awards according to a graded vesting schedule over the four-year requisite service period. During 2016, we amended the LTIP for other officers and other employees. Among the changes to the LTIP was the inclusion of strategic goals with subjective performance criteria. As a result of these changes, the service inception date is the same as the grant date for awards made under the amended LTIP. We recognize compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period.

Restricted share awards made to retirement-eligible employees fully vest on the grant date. Employees are considered retirement-eligible when they are both over the age of 55 and have been employed by Washington REIT for at least 20 years, or over the age of 65. We fully recognize compensation expense for such awards as of the grant date.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000, $100,000 and

$55,000 for the each of three years ended December 31, 2016, respectively.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2016 for all share based awards was $3.5 million, $5.1 million and $5.0 million, respectively. The stock-based compensation expense for 2016 and 2015 is net of $0.1 million and $0.6 million, respectively, of capitalized stock-based compensation expense. Capitalized stock-based compensation expense in 2014 was not material.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2016 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2013	129,815	$27.06
Granted	210,817	23.93
Vested during year	(236,498)	25.06
Forfeited	(10,467)	25.80
Unvested at December 31, 2014	93,667	25.22
Granted	251,642	27.80
Vested during year	(212,856)	27.18
Forfeited	(26,309)	26.77
Unvested at December 31, 2015	106,144	27.71
Granted	251,694	26.01
Vested during year	(211,771)	29.21
Forfeited	(38,368)	26.14
Unvested at December 31, 2016	107,699	26.47

The total fair value of share grants vested for each of the three years ended December 31, 2016 was $6.2 million, $5.8 million and $6.1 million, respectively.

As of December 31, 2016, the total compensation cost related to non-vested share awards not yet recognized was $1.9 million, which we expect to recognize over a weighted average period of 20 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in 2016, 2015 and 2014 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	2016 Awards		2015 Awards		2014 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$182	$546	$191	$634	$458	$1,376
Absolute TSR	82	246	76	254	327	921

The unamortized value of these awards with market conditions as of December 31, 2016 was as follows (in thousands):

	2016 Awards		2015 Awards		2014 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$117	$314	$83	$165	$33	$—
Absolute TSR	53	142	33	66	19	—

NOTE 10: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2016, we made contributions to the 401(k) plan of $0.4 million, $0.5 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of Washington REIT. The deferred compensation liability was $0.9 million and $1.7 million at December 31, 2016 and 2015, respectively.

In November 2005, the board of trustees approved the establishment of a Supplemental Executive Retirement Plan (“SERP”) for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Washington REIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2016 and 2015, the accrued benefit liability was $1.3 million and $1.4 million, respectively. For each of the three years ended December 31, 2016, we recognized current service cost of $0.2 million, $0.3 million and $0.3 million, respectively.

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2016 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$119,288	$89,187	$5,070
Net loss attributable to noncontrolling interests	51	553	—
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	(310)	(269)	5
Adjusted income from continuing operations attributable to the controlling interests	119,029	89,471	5,075
Income from discontinued operations, including gain on sale of real estate, net of taxes	—	—	106,531
Net loss attributable to noncontrolling interests	—	—	38
Allocation of undistributed earnings to unvested restricted share awards and units to discontinued operations	—	—	(322)
Adjusted income from discontinued operations attributable to the controlling interests	—	—	106,247
Adjusted net income attributable to the controlling interests	$119,029	$89,471	$111,322
Denominator:
Weighted average shares outstanding – basic	72,163	68,177	66,795
Effect of dilutive securities:
Employee stock options and restricted share awards	176	133	42
Weighted average shares outstanding – diluted	72,339	68,310	66,837

Earnings per common share, basic:
Continuing operations	$1.65	$1.31	$0.08
Discontinued operations	—	—	1.59
	$1.65	$1.31	$1.67
Earnings per common share, diluted:
Continuing operations	$1.65	$1.31	$0.08
Discontinued operations	—	—	1.59
	$1.65	$1.31	$1.67

Dividends declared per common share	$1.20	$1.20	$1.20

NOTE 12: RENTALS UNDER OPERATING LEASES

As of December 31, 2016, non-cancelable commercial operating leases provide for minimum rental income were as follows (in thousands):

2017	$172,783
2018	153,100
2019	141,158
2020	126,193
2021	100,887
Thereafter	327,421
$1,021,542

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2016 was $35.2 million, $34.6 million and $31.6 million, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2016, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.
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

Real estate rental revenue as a percentage of the total for each of the reportable operating segments in continuing operations for the three years ended December 31, 2016 was as follows:

	Year Ended December 31,
	2016	2015	2014
Office	53%	57%	57%
Multifamily	27%	22%	22%
Retail	20%	21%	21%

The percentage of total income producing real estate assets, at cost, for each of the reportable operating segments in continuing operations as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Office	50%	59%
Multifamily	33%	24%
Retail	17%	17%

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2016 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$165,934	$61,566	$85,764	$—	$313,264
Real estate expenses	64,405	15,860	34,748	—	115,013
Net operating income	$101,529	$45,706	$51,016	$—	$198,251
Depreciation and amortization					(108,406)
General and administrative					(19,545)
Casualty gain and real estate impairment (loss), net					676
Acquisition costs					(1,178)
Interest expense					(53,126)
Other income					297
Gain on sale of real estate					101,704
Income tax benefit					615
Net income					119,288
Less: Net loss attributable to noncontrolling interests					51
Net income attributable to the controlling interests					$119,339
Capital expenditures	$30,337	$8,821	$17,936	$920	$58,014
Total assets	$1,104,589	$352,056	$762,695	$34,279	$2,253,619

	Year Ended December 31, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$174,378	$63,507	$68,542	$—	$306,427
Real estate expenses	67,228	15,606	29,400	—	112,234
Net operating income	$107,150	$47,901	$39,142	$—	$194,193
Depreciation and amortization					(108,935)
General and administrative					(20,123)
Real estate impairment					(5,909)
Acquisition costs					(2,056)
Interest expense					(59,546)
Other income					709
Gain on sale of real estate					91,107
Income tax expense					(134)
Loss on extinguishment of debt					(119)
Net income					89,187
Less: Net income attributable to noncontrolling interests					553
Net income attributable to the controlling interests					$89,740
Capital expenditures	$29,745	$3,897	$7,865	$2,129	$43,636
Total assets	$1,265,570	$354,123	$529,773	$41,702	$2,191,168

	Year Ended December 31, 2014
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$166,116	$60,263	$62,258	$—	$288,637
Real estate expenses	63,903	14,022	25,770	—	103,695
Net operating income	$102,213	$46,241	$36,488	$—	$184,942
Depreciation and amortization					(96,011)
General and administrative					(19,644)
Acquisition costs					(5,710)
Interest expense					(59,785)
Other income					825
Gain on sale of real estate					570
Income tax expense					(117)
Discontinued operations:
Income from properties sold or held for sale					546
Gain on sale of real estate					105,985
Net income					111,601
Less: Net income attributable to noncontrolling interests					38
Net income attributable to the controlling interests					$111,639
Capital expenditures	$43,128	$5,496	$9,186	$1,719	$59,529
Total assets	$1,283,950	$385,074	$408,114	$31,179	$2,108,317

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2016 and 2015 were as follows (in thousands, except for per share data):

	Quarter(1), (2), (3)
	First	Second	Third	Fourth
2016
Real estate rental revenue	$77,137	$79,405	$79,770	$76,952
Net income	$2,379	$31,821	$79,662	$5,426
Net income attributable to the controlling interests	$2,384	$31,836	$79,674	$5,445
Net income per share
Basic	$0.03	$0.44	$1.07	$0.07
Diluted	$0.03	$0.44	$1.07	$0.07
2015
Real estate rental revenue	$74,856	$74,226	$78,243	$79,102
Net income (loss)	$29,398	$(2,886)	$580	$62,095
Net income (loss) attributable to the controlling interests	$29,506	$(2,546)	$647	$62,133
Net income (loss) per share
Basic	$0.43	$(0.04)	$0.01	$0.91
Diluted	$0.43	$(0.04)	$0.01	$0.91

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The second and third quarters of 2016 include gains on sale of real estate classified as continued operations of $24.1 million and $77.6 million, respectively. The first, second and fourth quarters of 2015 include gains on sale of real estate classified as continuing operations of $30.3 million, $1.5 million and $59.4 million, respectively.

(3)	The second quarter of 2015 includes a real estate impairment of $5.9 million.

NOTE 16: SHAREHOLDERS' EQUITY

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

During the second quarter of 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2016, we issued 0.9 million common shares under the Equity Distribution Agreements at a weighted average price of $33.32 per share, raising $29.6 million in net proceeds. We did not issue any shares under the Equity Distribution Agreements during 2015.

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

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. During the 2016, we issued approximately 23,000 common shares under this program at a weighted average price of $30.98 per share, raising $0.7 million in net proceeds.

NOTE 17: DEFERRED COSTS

As of December 31, 2016 and 2015, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$58,391	$22,748	$35,643	$59,382	$22,897	$36,485
Deferred leasing incentives	21,157	8,061	13,096	18,701	6,066	12,635

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives from continuing operations for the three years ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Deferred leasing costs amortization	$6,076	$5,983	$4,699
Deferred leasing incentives amortization	2,994	2,848	1,704

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts
2016	$2,297	$1,706	$(1,626)	$2,377
2015	$3,392	$1,368	$(2,463)	$2,297
2014	$6,783	$1,402	$(4,793)	$3,392
Valuation allowance for deferred tax assets
2016	$5,705	$—	$(2,823)	$2,882
2015	$5,714	$—	$(9)	$5,705
2014	$5,741	$—	$(27)	$5,714

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2016			Accumulated Depreciation at December 31, 2016
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$14,548,000	$420,000	$17,226,000	$17,646,000	$10,671,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	12,261,000	336,000	14,257,000	14,593,000	9,491,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	11,904,000	287,000	13,558,000	13,845,000	9,444,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean	Virginia	4,356,000	17,102,000	22,576,000	4,356,000	39,678,000	44,034,000	23,631,000	1982	Aug 1996	274,000	256	30 years
Walker House Apartments	Maryland	2,851,000	7,946,000	7,157,000	2,851,000	15,103,000	17,954,000	10,751,000	1971	Mar 1996	157,000	212	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	13,280,000	3,900,000	26,692,000	30,592,000	17,788,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	80,226,000	4,774,000	79,230,000	84,004,000	31,960,000	2007	Feb 2001	214,000	224	28 years
The Clayborne	Virginia	269,000	—	30,858,000	699,000	30,428,000	31,127,000	13,831,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	28,222,000	33,955,000	11,422,000	28,222,000	45,377,000	73,599,000	12,152,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,013,000	12,851,000	37,949,000	50,800,000	4,571,000	2014	Jun 2011	139,000	163	30 years
The Paramount	Virginia	8,568,000	38,716,000	2,073,000	8,568,000	40,789,000	49,357,000	5,774,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	549,000	14,684,000	62,618,000	77,302,000	6,480,000	2011	Feb 2014	238,000	216	30 years
The Wellington	Virginia	30,548,000	116,563,000	4,137,000	30,548,000	120,700,000	151,248,000	6,325,000	1960	Jul 2015	842,000	711	30 years
Wellington Land Parcel (Trove) (f)	Virginia	15,000,000	—	3,952,000	—	18,952,000	18,952,000	—	n/a	Jul 2015	—	n/a	n/a
Riverside Apartments	Virginia	38,924,000	184,854,000	5,857,000	38,924,000	190,711,000	229,635,000	4,288,000	1971	May 2016	1,266,000	1,222	30 years
Riverside Apartments Land Parcel (f)	Virginia	15,968,000	—	441,000	—	16,409,000	16,409,000	—	n/a	May 2016	—	n/a	n/a
		$179,981,000	$481,862,000	$259,254,000	$151,420,000	$769,677,000	$921,097,000	$167,157,000			4,345,000	4,480
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$18,275,000	$892,000	$21,756,000	$22,648,000	$16,292,000	1960	May 1977	102,000		28 years
515 King Street	Virginia	4,102,000	3,931,000	7,795,000	4,102,000	11,726,000	15,828,000	5,775,000	1966	Jul 1992	75,000		50 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	15,973,000	7,802,000	27,340,000	35,142,000	15,403,000	1976	Nov 1995	103,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	27,930,000	6,661,000	44,672,000	51,333,000	22,661,000	1973	Oct 1997	169,000		30 years
Silverline Center	Virginia	12,049,000	71,825,000	98,303,000	12,049,000	170,128,000	182,177,000	77,829,000	1972	Nov 1997	546,000		30 years
Courthouse Square	Virginia	—	17,096,000	9,369,000	—	26,465,000	26,465,000	14,252,000	1979	Oct 2000	118,000		30 years
1776 G Street	Washington, DC	31,500,000	54,327,000	7,448,000	31,500,000	61,775,000	93,275,000	29,983,000	1979	Aug 2003	265,000		30 years
Monument II	Virginia	10,244,000	65,205,000	9,115,000	10,244,000	74,320,000	84,564,000	25,520,000	2000	Mar 2007	208,000		30 years
2000 M Street	Washington, DC	—	61,101,000	21,696,000	—	82,797,000	82,797,000	27,776,000	1971	Dec 2007	231,000		30 years
2445 M Street	Washington, DC	46,887,000	106,743,000	6,210,000	46,887,000	112,953,000	159,840,000	36,583,000	1986	Dec 2008	290,000		30 years
925 Corporate Drive	Virginia	4,518,000	24,801,000	1,080,000	4,518,000	25,881,000	30,399,000	8,538,000	2007	Jun 2010	134,000		30 years
1000 Corporate Drive	Virginia	4,897,000	25,376,000	(249,000)	4,898,000	25,126,000	30,024,000	7,867,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	13,123,000	25,226,000	63,618,000	88,844,000	16,015,000	1966	Jan 2011	183,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	4,507,000	17,505,000	25,826,000	43,331,000	6,998,000	1988	Mar 2011	136,000		30 years
Braddock Metro Center	Virginia	18,817,000	71,250,000	10,978,000	18,818,000	82,227,000	101,045,000	20,104,000	1985	Sep 2011	348,000		30 years
John Marshall II	Virginia	13,490,000	53,024,000	2,841,000	13,490,000	55,865,000	69,355,000	11,536,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	5,327,000	17,750,000	35,212,000	52,962,000	7,288,000	1988	Jun 2012	143,000		30 years
Army Navy Building (a), (g)	Washington, DC	30,796,000	39,315,000	4,885,000	30,796,000	44,200,000	74,996,000	5,633,000	1912	Mar 2014	108,000		30 years
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	7,833,000	48,086,000	58,907,000	106,993,000	7,593,000	1964	May 2014	186,000		30 years
		$301,223,000	$778,356,000	$272,439,000	$301,224,000	$1,050,794,000	$1,352,018,000	$363,646,000			3,704,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2016			Accumulated Depreciation at December 31, 2016
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet (e)	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$332,000	$415,000	$1,416,000	$1,831,000	$1,194,000	1962	Jul 1963	51,000		50 years
Westminster	Maryland	519,000	1,775,000	9,839,000	519,000	11,614,000	12,133,000	7,614,000	1969	Sep 1972	150,000		37 years
Concord Centre	Virginia	413,000	850,000	5,845,000	413,000	6,695,000	7,108,000	3,414,000	1960	Dec 1973	76,000		33 years
Wheaton Park	Maryland	796,000	857,000	4,740,000	796,000	5,597,000	6,393,000	3,931,000	1967	Sep 1977	74,000		50 years
Bradlee Shopping Center	Virginia	4,152,000	5,383,000	14,205,000	4,152,000	19,588,000	23,740,000	11,579,000	1955	Dec 1984	172,000		40 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	8,245,000	1,549,000	12,549,000	14,098,000	6,908,000	1975	Sep 1985	50,000		50 years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	14,868,000	5,838,000	17,847,000	23,685,000	7,298,000	1960	Jun 1994	134,000		50 years
Frederick County Square	Maryland	6,561,000	6,830,000	5,295,000	6,561,000	12,125,000	18,686,000	7,828,000	1973	Aug 1995	227,000		30 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	5,954,000	2,904,000	11,443,000	14,347,000	5,123,000	1951	Jun 1998	46,000		30 years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	2,610,000	13,029,000	28,025,000	41,054,000	13,856,000	2000	Jun 2002	331,000		30 years
Frederick Crossing	Maryland	12,759,000	35,477,000	2,265,000	12,759,000	37,742,000	50,501,000	15,769,000	1999	Mar 2005	295,000		30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	1,154,000	4,928,000	14,179,000	19,107,000	5,288,000	1972	May 2006	82,000		30 years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	2,196,000	11,020,000	25,198,000	36,218,000	9,289,000	1970	May 2006	145,000		30 years
Gateway Overlook	Maryland	28,816,000	52,249,000	622,000	29,110,000	52,577,000	81,687,000	16,408,000	2007	Dec 2010	220,000		30 years
Olney Village Center (a)	Maryland	15,842,000	39,133,000	1,970,000	15,842,000	41,103,000	56,945,000	8,252,000	1979	Aug 2011	199,000		30 years
Spring Valley Village (g)	Washington, DC	10,836,000	32,238,000	1,913,000	10,836,000	34,151,000	44,987,000	2,871,000	1941	Oct 2014	78,000		30 years
		$120,969,000	$249,498,000	$82,053,000	$120,671,000	$331,849,000	$452,520,000	$126,622,000			2,330,000

Total	$602,173,000	$1,509,716,000	$613,746,000	$573,315,000	$2,152,320,000	$2,725,635,000	$657,425,000	10,379,000	4,480

a) At December 31, 2016, our properties were encumbered by non-recourse mortgage amounts as follows: $32.9 million on The Kenmore, $14.9 million on Olney Village Center, $47.1 million on Yale West, and $49.6 million on The Amy Navy Building (prepaid at par in February 2017). Mortgage amounts exclude premiums and debt loan costs.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2016, total land, buildings and improvements are carried at $2,151.4 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) Residential properties are presented in gross square feet.

f) As of December 31, 2016, Washington REIT had under development multifamily properties, the Wellington land parcel (Trove) and Riverside Apartments land parcel. The value not yet placed into service at December 31, 2016 was $19.0 million and $16.4 million, respectively.

g) As of December 31, 2016, Washington REIT had investments in various development and redevelopment projects, including Army Navy Building and Spring Valley Village. The total value of these various projects not yet placed in service is $4.8 million at December 31, 2016.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate assets
Balance, beginning of period	$2,673,891	$2,547,188	$2,289,509
Additions:
Property acquisitions (1)	240,499	162,702	289,140
Improvements (1)	66,840	50,954	98,250
Deductions:
Impairment write-down	—	(5,909)	—
Write-off of disposed assets	(1,272)	(3,291)	(2,857)
Property sales	(254,323)	(77,753)	(126,854)
Balance, end of period	$2,725,635	$2,673,891	$2,547,188
Accumulated depreciation
Balance, beginning of period	$692,608	$640,434	$611,408
Additions:
Depreciation	88,347	86,536	77,741
Deductions:
Write-off of disposed assets	(486)	(2,408)	(2,549)
Property sales	(123,044)	(31,954)	(46,166)
Balance, end of period	$657,425	$692,608	$640,434

(1) Includes non-cash accruals for capital items and assumed mortgages.