Form 10-Q
period 2017-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2017-04-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES ☒   NO  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of April 26, 2017, 76,804,409 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2016 included in Washington Real Estate Investment Trust’s 2016 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Land	$573,315	$573,315
Income producing property	2,123,807	2,112,088
	2,697,122	2,685,403
Accumulated depreciation and amortization	(680,231)	(657,425)
Net income producing property	2,016,891	2,027,978
Properties under development or held for future development	42,914	40,232
Total real estate held for investment, net	2,059,805	2,068,210
Cash and cash equivalents	15,214	11,305
Restricted cash	1,430	6,317
Rents and other receivables, net of allowance for doubtful accounts of $2,430 and $2,377, respectively	69,038	64,319
Prepaid expenses and other assets	108,622	103,468
Total assets	$2,254,109	$2,253,619
Liabilities
Notes payable, net	$893,424	$843,084
Mortgage notes payable, net	97,814	148,540
Lines of credit	123,000	120,000
Accounts payable and other liabilities	50,684	46,967
Dividend payable	—	22,414
Advance rents	11,948	11,750
Tenant security deposits	9,002	8,802
Total liabilities	1,185,872	1,201,557
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 75,702 and 74,606 shares issued and outstanding, respectively	757	746
Additional paid in capital	1,400,093	1,368,636
Distributions in excess of net income	(342,020)	(326,047)
Accumulated other comprehensive income	8,346	7,611
Total shareholders’ equity	1,067,176	1,050,946
Noncontrolling interests in subsidiaries	1,061	1,116
Total equity	1,068,237	1,052,062
Total liabilities and equity	$2,254,109	$2,253,619

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue
Real estate rental revenue	$77,501	$77,137
Expenses
Real estate expenses	27,863	28,734
Depreciation and amortization	26,069	26,038
Acquisition costs	—	154
General and administrative	5,626	5,511
	59,558	60,437
Real estate operating income	17,943	16,700
Other (expense) income
Interest expense	(11,405)	(14,360)
Other income	77	39
	(11,328)	(14,321)
Net income	6,615	2,379
Less: Net loss attributable to noncontrolling interests in subsidiaries	19	5
Net income attributable to the controlling interests	$6,634	$2,384

Basic net income attributable to the controlling interests per common share	$0.09	$0.03

Diluted net income attributable to the controlling interests per common share	$0.09	$0.03
Weighted average shares outstanding – basic	74,854	68,301
Weighted average shares outstanding – diluted	74,966	68,488
Dividends declared per share	$0.30	$0.30

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net income	$6,615	$2,379
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	735	(3,675)
Comprehensive income (loss)	7,350	(1,296)
Less: Comprehensive loss attributable to noncontrolling interests	19	5
Comprehensive income (loss) attributable to the controlling interests	$7,369	$(1,291)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2016	74,606	$746	$1,368,636	$(326,047)	$7,611	$1,050,946	$1,116	$1,052,062
Net income attributable to the controlling interests	—	—	—	6,634	—	6,634	—	6,634
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(19)	(19)
Unrealized gain on interest rate hedge	—	—	—	—	735	735	—	735
Distributions to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Dividends	—	—	—	(22,607)	—	(22,607)	—	(22,607)
Equity offerings, net of issuance costs	972	10	29,949	—	—	29,959	—	29,959
Shares issued under dividend reinvestment program	35	—	1,114	—	—	1,114	—	1,114
Share grants, net of share grant amortization, forfeitures and tax withholdings	89	1	394	—	—	395	—	395
Balance, March 31, 2017	75,702	$757	$1,400,093	$(342,020)	$8,346	$1,067,176	$1,061	$1,068,237

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6,615	$2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,069	26,038
Provision for losses on accounts receivable	183	441
Share-based compensation expense	1,147	1,546
Amortization of debt premiums, discounts and related financing costs	477	837
Changes in operating other assets	(6,922)	(906)
Changes in operating other liabilities	3,469	1,916
Net cash provided by operating activities	31,038	32,251
Cash flows from investing activities
Capital improvements to real estate	(11,436)	(4,716)
Development in progress	(2,517)	(1,119)
Real estate deposits, net	(5,000)	(12,500)
Cash released from replacement reserve escrows, net	4,548	2,309
Non-real estate capital improvements	(575)	(13)
Net cash used in investing activities	(14,980)	(16,039)
Cash flows from financing activities
Line of credit borrowings, net	3,000	110,000
Dividends paid	(45,021)	(41,137)
Principal payments – mortgage notes payable	(50,346)	(84,219)
Proceeds from term loan	50,000	—
Payment of financing costs	(234)	(236)
Distributions to noncontrolling interests	(36)	(91)
Proceeds from dividend reinvestment program	1,114	—
Net proceeds from equity offering	29,959	—
Payment of tax withholdings for restricted share awards	(585)	(779)
Net cash used in financing activities	(12,149)	(16,462)
Net increase (decrease) in cash and cash equivalents	3,909	(250)
Cash and cash equivalents at beginning of period	11,305	23,825
Cash and cash equivalents at end of period	$15,214	$23,575
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,916	$8,639
Change in accrued capital improvements and development costs	438	4,214

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of March 31, 2017 and December 31, 2016, our TRSs had deferred tax assets of $0.5 million, net of valuation allowances of $2.9 million. As of both March 31, 2017 and December 31, 2016, our TRSs had net deferred tax liabilities of $0.4 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. If a set of transferred assets and activities does not meet this threshold, then an entity must evaluate whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption of the standard is allowed for transactions that have not been reported in financial statements issued prior to the new standard’s issuance date, and we adopted the standard as of October 1, 2016. Accordingly, the new standard has been applied to the acquisition of Watergate 600, a 309,000 square foot office building in Washington, DC executed on April 4, 2017 (see note 13). Prior to the new guidance, this acquisition would have been accounted for as a business combination, but is accounted for as an asset acquisition under the new guidance. Acquisition costs are capitalized in asset acquisitions but expensed in business combinations. Identifiable assets, liabilities assumed and any noncontrolling interests are recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. As of March 31, 2017, we had capitalized $0.6 million of costs related to the acquisition of Watergate 600.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, for leases in which we are the lessor, the lease contract will be separated into lease and non-lease components in accordance with the provisions outlined within ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The lease component of the contract will be recognized on a straight-line basis in accordance with ASU 2016-02, while the non-lease component will be recognized under the provisions of ASU 2014-09. For lease contracts with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. Also, only direct leasing costs may be capitalized under the new standard, while current accounting standards allow for the capitalization of indirect leasing costs. We are currently evaluating the impact ASU 2016-02 may have on Washington REIT’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-09, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted for public entities beginning after December 15, 2016. We intend to adopt the new standard using the modified retrospective method. Upon adoption of ASU 2016-02, the majority of our revenue will be subject to the allocation provisions outlined within the revenue standard. We are currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU 2014-09. We do not expect the new standard to have a material impact on the measurement and recognition of gains and losses on the sale of properties.

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

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Within these notes to the financial statements, we refer to the three months ended March 31, 2017 and March 31, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of March 31, 2017. In the office segment, we have a redevelopment project at the Army Navy Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of March 31, 2017, we had invested $3.4 million in the redevelopment and have placed $1.0 million of the project into service. We expect to place the remainder of the project into service during the second quarter of 2017.

In the multifamily segment, we have the Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of March 31, 2017, we had invested $20.7 million and $17.1 million, including the costs of acquired land, in the Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of March 31, 2017, we had invested $1.1 million in the redevelopment.

Variable Interest Entity

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

We have determined that The Maxwell joint venture is a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. We also determined that Washington REIT was the primary beneficiary of the VIE due to the fact that Washington REIT was determined to have a controlling financial interest in the entity. In January 2016, Washington REIT exercised its right to purchase at par The Maxwell’s construction loan from the original third-party lender. Upon the purchase, the construction loan became an intercompany loan payable from the consolidated VIE to Washington REIT that is eliminated in consolidation.

As of March 31, 2017 and December 31, 2016, The Maxwell’s assets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$12,851	$12,851
Income producing property	37,954	37,949
Accumulated depreciation and amortization	(5,127)	(4,571)
Other assets	622	456
	$46,300	$46,685

As of March 31, 2017 and December 31, 2016, The Maxwell’s liabilities were as follows (in thousands):

	March 31, 2017	December 31, 2016
Mortgage notes payable (1)	$31,798	$31,869
Accounts payable and other liabilities	326	186
Tenant security deposits	98	99
	$32,222	$32,154
(1) The mortgage notes payable balances as of March 31, 2017 and December 31, 2016 are eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

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

We did not sell or classify as held for sale any properties during the 2017 Quarter. We sold the following properties in 2016:

Disposition Date	Property Name	Segment	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 26, 2016	Dulles Station II (1)	Office	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	491,000	128,500	77,592
	Total 2016		1,183,000	$252,100	$101,704

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

While the sale of the Maryland Office Portfolio, in the aggregate, constituted an individually significant disposition, the Maryland Office Portfolio does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Real estate rental revenue	$—	$8,430
Net income	—	2,726

We do not have significant continuing involvement in the operations of the disposed properties.

NOTE 4: MORTGAGE NOTES PAYABLE

In February 2017, we prepaid without penalty the remaining $49.6 million of the mortgage note secured by the Army Navy Building.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

We have a $600.0 million unsecured revolving credit agreement (“Revolving Credit Facility”) that matures in June 2019, unless extended pursuant to one or both of the two six months extension options. The Revolving Credit Facility has an accordion feature, which we utilized a portion of in September 2015, as described below, that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan (“2015 Term Loan”) by executing a portion of the accordion feature under the Revolving Credit Facility. The 2015 Term Loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT’s current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 7).

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of March 31, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2017 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(123,000)
Unused and available	$477,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2017 Quarter as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2016	$120,000
Borrowings	90,000
Repayments	(87,000)
Balance at March 31, 2017	$123,000

NOTE 6: NOTES PAYABLE

During 2016, we entered into a seven year, $150.0 million unsecured term loan (“2016 Term Loan”) maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT’s current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the 2017 Quarter. We have also previously entered into forward interest rate swaps commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.9% (see note 7).

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 5) to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.9% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income (loss). The resulting unrealized gain (loss) on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2017 Quarter and 2016 Quarter, and therefore hedge ineffectiveness did not impact earnings during the 2017 Quarter and 2016 Quarter.

The fair values of the interest rate swaps as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

				Fair Value
				Asset Derivatives
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2017	December 31, 2016
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$980	$417
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	7,366	7,194
	$300,000			$8,346	$7,611

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Unrealized gain (loss) on interest rate hedges	$735	$(3,675)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.5 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2017, the fair value of derivatives is in a net asset position of $8.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2017, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2017 and December 31, 2016 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,526	$—	$1,526	$—	$1,407	$—	$1,407	$—
Interest rate swaps	$8,346	$—	$8,346	$—	$7,611	$—	$7,611	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2017 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at March 31, 2017 and December 31, 2016.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).

Notes Receivable

We acquired a note receivable (“2445 M Street note”) in 2008 with the purchase of 2445 M Street. We estimate the fair value of the 2445 M Street note based on a discounted cash flow methodology using market discount rates (Level 3 inputs).

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

As of March 31, 2017 and December 31, 2016, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$15,214	$15,214	$11,305	$11,305
Restricted cash	1,430	1,430	6,317	6,317
2445 M Street note receivable	2,166	2,216	2,089	2,173
Mortgage notes payable, net	97,814	100,702	148,540	149,997
Lines of credit	123,000	123,000	120,000	120,000
Notes payable, net	893,424	925,613	843,084	873,516

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.1 million and $1.5 million for the 2017 Quarter and 2016 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.6 million and $2.0 million for the 2017 Quarter and 2016 Quarter, respectively.

The total unvested restricted share awards at March 31, 2017 was 258,759 shares, which had a weighted average grant date fair value of $30.13 per share. As of March 31, 2017, the total compensation cost related to unvested restricted share awards was $5.8 million, which we expect to recognize over a weighted average period of 28 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$6,615	$2,379
Net loss attributable to noncontrolling interests in subsidiaries	19	5
Allocation of earnings to unvested restricted share awards	(78)	(90)
Adjusted net income attributable to the controlling interests	$6,556	$2,294
Denominator:
Weighted average shares outstanding – basic	74,854	68,301
Effect of dilutive securities:
Employee restricted share awards	112	187
Weighted average shares outstanding – diluted	74,966	68,488

Basic net income attributable to the controlling interests per common share	$0.09	$0.03
Diluted net income attributable to the controlling interests per common share	$0.09	$0.03

NOTE 11: SEGMENT INFORMATION

We have three reportable segments: office, multifamily and retail. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the greater Washington metro region. Retail properties are typically grocery store-anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three months ended March 31, 2017 and 2016 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,027	$15,705	$23,769	$—	$77,501
Real estate expenses	14,414	3,863	9,586	—	27,863
Net operating income	$23,613	$11,842	$14,183	$—	$49,638
Depreciation and amortization					(26,069)
General and administrative					(5,626)
Interest expense					(11,405)
Other income					77
Net income					6,615
Less: Net loss attributable to noncontrolling interests in subsidiaries					19
Net income attributable to the controlling interests					$6,634
Capital expenditures	$4,955	$184	$6,297	$575	$12,011
Total assets	$1,097,256	$348,221	$764,732	$43,900	$2,254,109

	Three Months Ended March 31, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,818	$15,380	$17,939	$—	$77,137
Real estate expenses	17,075	4,406	7,253	—	28,734
Net operating income	$26,743	$10,974	$10,686	$—	$48,403
Depreciation and amortization					(26,038)
Acquisition costs					(154)
General and administrative					(5,511)
Interest expense					(14,360)
Other income					39
Net income					2,379
Less: Net loss attributable to noncontrolling interests in subsidiaries					5
Net income attributable to the controlling interests					$2,384
Capital expenditures	$2,171	$543	$2,002	$13	$4,729
Total assets	$1,254,906	$351,616	$524,856	$53,925	$2,185,303

NOTE 12: SHAREHOLDERS' EQUITY

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Quarter, we issued 1.0 million common shares under the Equity Distribution Agreements at a weighted average price of $31.31 per share, raising $30.0 million in net proceeds. Subsequent to the 2017 Quarter, we issued an additional 1.1 million common shares under the Equity Distribution Agreements at a weighted average price of $31.49 per share, raising $34.1 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Quarter, we issued 34,770 common shares under this program at a weighted average price of $32.07 per share, raising $1.1 million in net proceeds.

NOTE 13: SUBSEQUENT EVENTS

On April 4, 2017, we closed the purchase of Watergate 600, a 309,000 square foot office building in Washington, DC, for approximately $135.0 million in a transaction that was structured to include the issuance of operating units for $0.4 million of the purchase price. We primarily funded the purchase with borrowings on our Revolving Credit Facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017.

We refer to the three months ended March 31, 2017 and March 31, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the risks associated with ownership of real estate in general and our real estate assets in particular; (h) the effects of changes in federal government spending; (i) the supply of competing properties; (j) the ability to maintain an effective system of internal controls; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) governmental or regulatory actions and initiatives; (m) terrorist attacks or actions; (n) weather conditions and natural disasters; (o) failure to qualify as a REIT; (p) the availability of and our ability to attract and retain qualified personnel; (q) uncertainty in our ability to continue to pay dividends at the current rates; and (r) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2017 Quarter to the 2016 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. A “same-store” property is one that was owned for the entirety of 2017 and the prior year, and excludes properties under redevelopment or development and properties purchased or sold at any time during 2017 or the prior year. A “non-same-store” property is one that was acquired, under redevelopment or development, or placed into service during 2017 or the prior year. We define redevelopment properties as those for which we expect to spend significant development and construction costs on existing or acquired buildings pursuant to a formal plan which has a current impact on operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. Properties under redevelopment or development are included with the non-same-store properties beginning in the period during which redevelopment or development activities commence. We consider properties to no longer be under redevelopment or development upon substantial completion of redevelopment or development activities, and the earlier of achieving 90% occupancy or two years after substantial completion.

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of March 31, 2017, we owned a diversified portfolio of 49 properties, totaling approximately 6.0 million square feet of commercial space and 4,480 multifamily units, and land held for development. These 49 properties consisted of 19 office properties, 16 retail centers and 14 multifamily properties. Subsequent to the end of the 2017 Quarter, we purchased Watergate 600, a 309,000 square foot office building in Washington, DC.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net income attributable to the controlling interests	$6,634	$2,384	$4,250	178.3%
NOI (1)	$49,638	$48,403	$1,235	2.6%
NAREIT FFO (2)	$32,684	$28,417	$4,267	15.0%

(1) See page 23 of the MD&A for a reconciliation of NOI to net income.
(2) See page 29 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to lower interest expense ($3.0 million) in the 2017 Quarter and the acquisition of Riverside Apartments ($1.3 million) in the second quarter of 2016.

The increase in NOI is primarily due to higher NOI from same-store properties ($4.2 million) and the Riverside Apartments acquisition ($3.1 million). These were partially offset by the property sales during 2016 ($5.3 million) and lower occupancy at the Army Navy Building ($0.8 million), which is under re-development. The higher same-store NOI was primarily due to higher occupancy ($3.3 million), lower snow removal expenses ($0.6 million) and higher lease termination fees ($0.5 million), partially offset by lower reimbursements ($0.3 million). Same-store ending occupancy increased to 93.7% as of March 31, 2017, from 90.5% one year ago, primarily due to higher occupancy in the office and retail segments.

The higher NAREIT FFO is primarily attributable to the lower interest expense ($3.0 million) and higher NOI ($1.2 million) in the 2017 Quarter.

Investment Activity

Subsequent to the end of the 2017 Quarter, we acquired Watergate 600, a 309,000 square foot office building in Washington, DC, for a contract purchase price of $135.0 million in a transaction that was structured to include the issuance of operating units for $0.4 million of the purchase price. We primarily funded the purchase with borrowings on our Revolving Credit Facility.

Financing Activity

Significant financing transactions during the 2017 Quarter included the following:

•	The prepayment at par of the remaining $49.6 million of the mortgage note secured by the Army Navy Building in February 2017.

•	The draw of the remaining $50.0 million on the seven year, $150 million unsecured term loan agreement maturing on July 21, 2023. We used the borrowing to refinance maturing secured debt.

•	The issuance of approximately 1.0 million common shares under our ATM program at a weighted average price to the public of $31.31 per share, for net proceeds of approximately $30.0 million.

As of March 31, 2017, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 26, 2017, our Revolving Credit Facility has a borrowing capacity of $370.0 million.

Capital Requirements

We do not have any other debt maturities during 2017. We expect to have additional capital requirements as set forth on page 26 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2017 Quarter and 2016 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2016 (see note 3 to the consolidated financial statements).
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

2017 Quarter Compared to 2016 Quarter

The following tables reconcile NOI to net income (loss) attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2017 Quarter compared to the 2016 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$68,043	$64,051	$3,992	6.2%	$5,513	$—	$3,945	$4,656	$—	$8,430	$77,501	$77,137	$364	0.5%
Real estate expenses	23,778	23,948	(170)	(0.7)%	2,442	—	1,643	1,633	—	3,153	27,863	28,734	(871)	(3.0)%
NOI	$44,265	$40,103	$4,162	10.4%	$3,071	$—	$2,302	$3,023	$—	$5,277	$49,638	$48,403	$1,235	2.6%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(26,069)	(26,038)	(31)	0.1%
Acquisition costs											—	(154)	154	(100.0)%
General and administrative expenses											(5,626)	(5,511)	(115)	2.1%
Interest expense											(11,405)	(14,360)	2,955	(20.6)%
Other income											77	39	38	97.4%
Net income											6,615	2,379	4,236	178.1%
Less: Net loss attributable to noncontrolling interests											19	5	14	280.0%
Net income attributable to the controlling interests											$6,634	$2,384	$4,250	178.3%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building and Braddock Metro Center

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Minimum base rent	$57,060	$53,552	$3,508	6.6%
Recoveries from tenants	7,644	7,909	(265)	(3.4)%
Provision for doubtful accounts	(254)	(360)	106	(29.4)%
Lease termination fees	657	131	526	401.5%
Parking and other tenant charges	2,936	2,819	117	4.2%
Total same-store real estate rental revenue	$68,043	$64,051	$3,992	6.2%

•	Minimum base rent: Increase primarily due to higher occupancy ($3.3 million) and rental rates ($0.6 million), partially offset by higher rent abatements ($0.3 million).

•
Recoveries from tenants: Decrease primarily due to lower reimbursements for operating expenses ($0.4 million) caused by lower snow removal expenses, partially offset by higher reimbursements for real estate taxes ($0.1 million).

•	Provision for doubtful accounts: Decrease primarily due to lower provisions in the retail segment ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office segment ($0.5 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.2 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Office	$34,082	$30,732	$3,350	10.9%
Multifamily	18,256	17,939	317	1.8%
Retail	15,705	15,380	325	2.1%
Total same-store real estate rental revenue	$68,043	$64,051	$3,992	6.2%

•
Office: Increase primarily due to higher occupancy ($2.9 million) and lease termination fees ($0.5 million). The occupancy increases were primarily at Silverline Center, 1776 G Street and 1775 Eye Street.

•	Multifamily: Increase primarily due to higher occupancy ($0.2 million) and rental rates ($0.2 million), partially offset by lower antenna rent ($0.1 million).

•	Retail: Increase primarily due to higher occupancy ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisition of the Riverside Apartments in the second quarter of 2016.

Real estate rental revenue from development/redevelopment properties decreased primarily due to lower occupancy ($0.8 million) at the Army Navy Building, which is under redevelopment.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2017 Quarter and 2016 Quarter was as follows:

	March 31, 2017			March 31, 2016			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	93.1%	87.7%	92.4%	86.3%	91.5%	87.8%	6.8%	(3.8)%	4.6%
Multifamily	94.2%	94.2%	94.2%	94.5%	N/A	94.5%	(0.3)%	N/A	(0.3)%
Retail	93.8%	N/A	93.8%	91.2%	N/A	91.2%	2.6%	N/A	2.6%
Total	93.7%	92.2%	93.5%	90.5%	91.5%	90.6%	3.2%	0.7%	2.9%

•
Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Silverline Center, 1776 G Street, 1775 Eye Street and 1600 Wilson Boulevard, partially offset by lower ending occupancy at Monument II. The decrease in non-same-store ending occupancy was primarily due to lower ending occupancy at the Army Navy Building, which is under redevelopment.

•	Multifamily: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at The Wellington, partially offset by higher ending occupancy at The Ashby.

•
Retail: The increase in ending occupancy was primarily due to higher ending occupancy at Chevy Chase Metro Center, Montrose Shopping Center and Bradlee Shopping Center, partially offset by lower occupancy at Gateway Overlook.

During the 2017 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	140	$54.29	26.5%	$111.89	11.4	79.2%
Retail	56	36.99	12.5%	7.34	0.4	58.6%
Total	196	49.38	23.3%	82.21	8.9	69.9%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2017 Quarter and 2016 Quarter were 36.0% and 37.3%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Office	$12,771	$12,289	$482	3.9%
Multifamily	7,144	7,253	(109)	(1.5)%
Retail	3,863	4,406	(543)	(12.3)%
Total same-store real estate expenses	$23,778	$23,948	$(170)	(0.7)%

•	Office: Increase primarily due to higher administrative ($0.2 million), real estate tax ($0.2 million) and bad debt ($0.1 million) expenses.

•	Multifamily: Decrease primarily due to lower snow removal expenses ($0.1 million).

•	Retail: Decrease primarily due to lower snow removal ($0.3 million), utilities ($0.1 million) and bad debt ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the Riverside Apartments acquisition ($1.8 million) and higher depreciation at same-store properties ($1.4 million), partially offset by dispositions ($2.6 million) and lower depreciation at the Army Navy Building ($0.5 million).

Acquisition Costs: The acquisition costs in 2016 are related to the acquisition of The Wellington during the second quarter of 2016. We capitalized the costs associated with the acquisition of Watergate 600, which closed in the second quarter of 2017, due to accounting for the transaction as an asset acquisition in accordance with the adoption of ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (see note 2 to the consolidated financial statements).

General and Administrative Expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.4 million), partially offset by lower share-based compensation ($0.3 million) primarily due to accelerated vesting of awards for departed officers in the 2016 Quarter.

Interest Expense: Interest expense by debt type for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$9,190	$8,293	$897	10.8%
Mortgage notes payable	1,321	4,986	(3,665)	(73.5)%
Lines of credit	1,110	1,204	(94)	(7.8)%
Capitalized interest	(216)	(123)	(93)	75.6%
Total	$11,405	$14,360	$(2,955)	(20.6)%

•
Notes payable: Increase primarily due to executing the $150.0 million term loan in 2016, which has a floating interest rate effectively fixed at 2.9% by interest rate swaps. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the 2017 Quarter.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments, Walker House Apartments, 2445 M Street and the Army Navy Building in the 2017 Quarter and in 2016.

•	Lines of credit: Decrease primarily due to weighted average daily borrowings of $118.6 million during the 2017 Quarter, as compared to $165.7 million during the 2016 Quarter.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Liquidity and Capital Resources

Capital Requirements

As of the end of the first quarter of 2017, we summarize our full-year 2017 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$49.6 million to repay our secured note scheduled to mature in 2017;

•	Approximately $85 - $90 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $40 - $45 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions during 2017, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Mortgage notes payable	$94,139	$144,485
Lines of credit	123,000	120,000
Notes payable	900,000	850,000
	1,117,139	1,114,485
Premiums and discounts, net	2,179	2,383
Debt issuance costs, net	(5,080)	(5,244)
Total	$1,114,238	$1,111,624

Mortgage Notes Payable

At March 31, 2017, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had an estimated weighted average maturity of 4.2 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2017, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of March 31, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $123.0 million in borrowings outstanding as of March 31, 2017.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2017, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan (“2016 Term Loan”) maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT’s current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the 2017 Quarter. We used the proceeds to refinance maturing secured debt. We also entered into forward interest rate swaps commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.9% (see note 7 to the consolidated financial statements).

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2017, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 75.7 million shares were outstanding at March 31, 2017.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Quarter, we issued 1.0 million common shares under the Equity Distribution Agreements at a weighted average price of $31.31 per share, raising $30.0 million in net proceeds. Subsequent to the 2017 Quarter, we issued an additional 1.1 million common shares under the Equity Distribution Agreements at a weighted average price of $31.49 per share, raising $34.1 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Quarter, we issued 34,770 common shares under this program at a weighted average price of $32.07 per share, raising $1.1 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2017, no preferred shares had been issued.

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

Our dividend and distribution payments for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Common dividends	$45,021	$41,137	$3,884	9.4%
Distributions to noncontrolling interests	36	91	(55)	(60.4)%
	$45,057	$41,228	$3,829	9.3%

Dividends paid during the 2017 Quarter increased primarily due to the issuance of 6.2 million common shares during 2016 and 1.0 million common shares during the 2017 Quarter.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Net cash provided by operating activities	$31,038	$32,251	$(1,213)	(3.8)%
Net cash used in investing activities	(14,980)	(16,039)	1,059	6.6%
Net cash used in financing activities	(12,149)	(16,462)	4,313	26.2%

Cash provided by operating activities decreased primarily due to the sale of the Maryland Office Portfolio and higher rent abatements, partially offset by the acquisition of the Riverside Apartments and lower interest payments.

Cash used in investing activities decreased primarily due to lower deposits made for real estate acquisitions, partially offset by higher spending on capital improvements.

Cash used in financing activities decreased primarily due to proceeds from equity issuances, term loan borrowings and lower mortgage note repayments, partially offset by lower net borrowings on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2017 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. In its April, 2002 White Paper, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties, impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$6,615	$2,379
Adjustments:
Depreciation and amortization	26,069	26,038
NAREIT FFO	$32,684	$28,417

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on March 31, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$250,000	$150,000	$500,000	$900,000	$925,613
Interest payments	$32,318	$36,224	$36,224	$36,224	$20,786	$42,204	$203,980
Interest rate on debt maturities	—%	—%	—%	5.1%	2.7%	4.0%	4.1%
Unsecured variable rate debt
Principal	$—	$—	$123,000	$—	$—	$—	$123,000	$123,000
Variable interest rate on debt maturities	—%	—%	2.0%	—%	—%	—%	2.0%
Mortgages
Principal amortization (2) (30 year schedule)	$2,225	$3,135	$33,909	$2,659	$2,829	$49,382	$94,139	$100,702
Interest payments	$3,943	$5,089	$3,627	$3,046	$2,876	$727	$19,308
Weighted average interest rate on principal amortization	4.9%	4.9%	5.3%	4.7%	4.7%	3.9%	4.5%
(1) Includes two separate $150.0 million term loans with a floating interest rates that are effectively fixed at 2.7% and 2.9% by interest rate swap arrangements.
(2) Excludes net discounts of $4.1 million and net unamortized debt issuance costs of $0.4 million at March 31, 2017.

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under our new $150.0 million term loan to an all-in fixed interest rate of 2.7% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6 to the consolidated financial statements) to an all-in fixed interest rate of 2.9%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023 (see note 7 to the consolidated financial statements).

We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2017 and December 31, 2016 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2017	December 31, 2016
$75,000	1.6190%	One-Month LIBOR	10/15/2015	3/15/2021	$506	$224
75,000	1.6260%	One-Month LIBOR	10/15/2015	3/15/2021	474	193
100,000	1.2050%	One-Month LIBOR	3/31/2017	7/21/2023	4,894	4,775
50,000	1.2075%	One-Month LIBOR	3/31/2017	7/21/2023	2,472	2,419
$300,000					$8,346	$7,611

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2017	96	$31.89	N/A	N/A
February 1 - February 28, 2017	16,426	32.36	N/A	N/A
March 1 - March 31, 2017	—	—	N/A	N/A
Total	16,522	32.36	N/A	N/A

(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees’ applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	8-K	001-06622	3.1	2/14/2017
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: April 28, 2017