Form 10-Q
period 2017-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2017-07-31
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of July 26, 2017, 76,926,923 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2016 included in Washington Real Estate Investment Trust’s 2016 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Land	$616,444	$573,315
Income producing property	2,201,846	2,112,088
	2,818,290	2,685,403
Accumulated depreciation and amortization	(691,515)	(657,425)
Net income producing property	2,126,775	2,027,978
Properties under development or held for future development	46,154	40,232
Total real estate held for investment, net	2,172,929	2,068,210
Investment in real estate sold or held for sale, net	6,983	—
Cash and cash equivalents	13,237	11,305
Restricted cash	1,506	6,317
Rents and other receivables, net of allowance for doubtful accounts of $2,274 and $2,377, respectively	72,149	64,319
Prepaid expenses and other assets	121,005	103,468
Other assets related to properties sold or held for sale	303	—
Total assets	$2,388,112	$2,253,619
Liabilities
Notes payable, net	$893,763	$843,084
Mortgage notes payable, net	96,934	148,540
Lines of credit	228,000	120,000
Accounts payable and other liabilities	60,165	46,967
Dividend payable	—	22,414
Advance rents	11,956	11,750
Tenant security deposits	9,263	8,802
Liabilities related to properties sold or held for sale	322	—
Total liabilities	1,300,403	1,201,557
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 76,926 and 74,606 shares issued and outstanding, respectively	769	746
Additional paid in capital	1,435,994	1,368,636
Distributions in excess of net income	(357,308)	(326,047)
Accumulated other comprehensive income	6,857	7,611
Total shareholders’ equity	1,086,312	1,050,946
Noncontrolling interests in subsidiaries	1,397	1,116
Total equity	1,087,709	1,052,062
Total liabilities and equity	$2,388,112	$2,253,619

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Real estate rental revenue	$83,456	$79,405	$160,957	$156,542
Expenses
Real estate expenses	28,691	28,175	56,554	56,909
Depreciation and amortization	29,261	25,161	55,330	51,199
Acquisition costs	—	1,024	—	1,178
General and administrative	5,759	4,968	11,385	10,479
Casualty gain	—	(676)	—	(676)
	63,711	58,652	123,269	119,089
Other operating income
Gain on sale of real estate	—	24,112	—	24,112
Real estate operating income	19,745	44,865	37,688	61,565
Other (expense) income
Interest expense	(12,053)	(13,820)	(23,458)	(28,180)
Other income	48	83	125	122
Income tax benefit	107	693	107	693
	(11,898)	(13,044)	(23,226)	(27,365)
Net income	7,847	31,821	14,462	34,200
Less: Net loss attributable to noncontrolling interests in subsidiaries	17	15	36	20
Net income attributable to the controlling interests	$7,864	$31,836	$14,498	$34,220

Basic net income attributable to the controlling interests per common share	$0.10	$0.44	$0.19	$0.49

Diluted net income attributable to the controlling interests per common share	$0.10	$0.44	$0.19	$0.49
Weighted average shares outstanding – basic	76,705	71,719	75,785	70,010
Weighted average shares outstanding – diluted	76,830	71,912	75,903	70,200
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,847	$31,821	$14,462	$34,200
Other comprehensive loss:
Unrealized loss on interest rate hedges	(1,489)	(1,384)	(754)	(5,059)
Comprehensive income	6,358	30,437	13,708	29,141
Less: Comprehensive loss attributable to noncontrolling interests	17	15	36	20
Comprehensive income attributable to the controlling interests	$6,375	$30,452	$13,744	$29,161

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2016	74,606	$746	$1,368,636	$(326,047)	$7,611	$1,050,946	$1,116	$1,052,062
Net income attributable to the controlling interests	—	—	—	14,498	—	14,498	—	14,498
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Unrealized loss on interest rate hedge	—	—	—	—	(754)	(754)	—	(754)
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Operating partnership units issued with acquisition	—	—	—	—	—	—	376	376
Dividends	—	—	—	(45,759)	—	(45,759)	—	(45,759)
Equity issuances, net of issuance costs	2,070	21	63,885	—	—	63,906	—	63,906
Shares issued under dividend reinvestment program	56	—	1,796	—	—	1,796	—	1,796
Share grants, net of share grant amortization, forfeitures and tax withholdings	194	2	1,677	—	—	1,679	—	1,679
Balance, June 30, 2017	76,926	$769	$1,435,994	$(357,308)	$6,857	$1,086,312	$1,397	$1,087,709

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$14,462	$34,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,330	51,199
Provision for losses on accounts receivable	470	708
Casualty gain	—	(676)
Gain on sale of real estate	—	(24,112)
Share-based compensation expense	2,351	2,421
Deferred tax benefit	(107)	(732)
Amortization of debt premiums, discounts and related financing costs	948	1,604
Changes in operating other assets	(10,950)	(983)
Changes in operating other liabilities	2,846	(2,366)
Net cash provided by operating activities	65,350	61,263
Cash flows from investing activities
Real estate acquisitions, net	(138,371)	(227,413)
Net cash received for sale of real estate	—	119,513
Capital improvements to real estate	(23,923)	(16,356)
Development in progress	(7,291)	(17,997)
Cash released from replacement reserve escrows, net	4,622	2,001
Insurance proceeds	—	883
Non-real estate capital improvements	(1,950)	(42)
Net cash used in investing activities	(166,913)	(139,411)
Cash flows from financing activities
Line of credit borrowings, net	108,000	164,000
Dividends paid	(68,173)	(63,284)
Principal payments – mortgage notes payable	(51,075)	(166,216)
Proceeds from term loan	50,000	—
Payment of financing costs	(234)	(236)
Distributions to noncontrolling interests	(59)	(110)
Proceeds from dividend reinvestment program	1,796	—
Net proceeds from equity issuances	63,906	143,357
Payment of tax withholdings for restricted share awards	(666)	(809)
Net cash provided by financing activities	103,495	76,702
Net increase (decrease) in cash and cash equivalents	1,932	(1,446)
Cash and cash equivalents at beginning of period	11,305	23,825
Cash and cash equivalents at end of period	$13,237	$22,379
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,670	$27,154
Change in accrued capital improvements and development costs	1,090	3,472
Operating partnership units issued with acquisition	376	—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of June 30, 2017 and December 31, 2016, our TRSs had deferred tax assets of $0.6 million and $0.5 million, respectively, net of valuation allowances of $2.7 million and $2.9 million, respectively. During the 2017 Quarter, we recognized a deferred tax liability of $0.6 million in connection with the acquisition of Watergate 600 (see note 3). As of June 30, 2017 and December 31, 2016, our TRSs had net deferred tax liabilities of $1.0 million and $0.4 million, respectively. The deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for all entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted. We do not expect the new standard to have a material impact on our consolidated financial statements.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2017 and June 30, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively and the six months ended June 30, 2017 and June 30, 2016 as the "2017 Period" and "2016 Period," respectively.

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

NOTE 3: REAL ESTATE

Acquisition

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We seek to upgrade our portfolio with acquisitions as appropriate opportunities arise. We acquired the following property during the 2017 Quarter (the “2017 acquisition”):

Acquisition Date	Property	Type	Net Rentable Square Feet	Contract Purchase Price (In thousands)
April 4, 2017	Watergate 600	Office	289,000	$135,000

The results of operations from the 2017 acquisition are included in the consolidated statements of income from the acquisition date and are as follows (in thousands):

Three and Six Months Ended June 30, 2017
Real estate rental revenue	$4,902
Net income	964

We accounted for the acquisition of Watergate 600 as an asset acquisition. Accordingly, we capitalized $2.8 million of costs directly associated with the acquisition. We measured the value of the acquired physical assets (land and building), in-place leases (tenant origination costs, leasing commissions, absorption costs and lease intangible assets/liabilities), and any other liabilities by allocating the total cost of the acquisition on a relative fair value basis.

We have recorded the total cost of the 2017 acquisition as follows (in thousands):

Land	$45,981
Building	66,241
Tenant origination costs	12,084
Leasing commissions/absorption costs	23,161
Lease intangible assets	498
Lease intangible liabilities	(9,585)
Deferred tax liability	(560)
Total	$137,820

The weighted remaining average life for the 2017 acquisition components above, other than land, building and deferred tax liability, are 92 months for tenant origination costs, 84 months for leasing commissions/absorption costs, 19 months for net lease intangible assets and 97 months for net lease intangible liabilities.

The difference in the total contract purchase price of $135.0 million for the 2017 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $138.4 million is primarily due to capitalized acquisition-related costs ($2.8 million) and a net credit to the buyer for certain expenditures ($1.0 million), partially offset by the issuance of 12,124 operating partnership units (“Operating Partnership Units”) as part of the consideration ($0.4 million). The Operating Partnership Units are units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of Washington REIT. These Operating Partnership Units may be redeemed for either cash equal to the fair market value of a share of Washington REIT common stock at the time of redemption (based on a 20-day average price) or, at the option of Washington REIT, one registered or unregistered share of Washington REIT common stock. In connection with the 2017 acquisition, we granted registration rights to the two contributors of the Watergate 600 property relating to the resale of any shares issued upon exchange of Operating Partnership Units pursuant to a shelf registration statement that we have an obligation to make available to the contributors approximately one year after the issuance of the Operating Partnership Units.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of June 30, 2017. In the office segment, we have a redevelopment project at the Army Navy Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of June 30, 2017, we had invested $4.1 million in the redevelopment and have placed $3.4 million of the project into service. We have substantially completed the additional amenities and expect to place the remainder of the project, consisting of upgrades to common areas, into service during the remainder of 2017.

In the multifamily segment, we have the Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of June 30, 2017, we had invested $23.8 million and $18.3 million, including the costs of acquired land, in the Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of June 30, 2017, we had invested $1.6 million in the redevelopment.

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

As of June 30, 2017 and December 31, 2016, The Maxwell’s assets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$12,851	$12,851
Income producing property	37,955	37,949
Accumulated depreciation and amortization	(5,689)	(4,571)
Other assets	536	456
	$45,653	$46,685

As of June 30, 2017 and December 31, 2016, The Maxwell’s liabilities were as follows (in thousands):

	June 30, 2017	December 31, 2016
Mortgage notes payable (1)	$31,690	$31,869
Accounts payable and other liabilities	199	186
Tenant security deposits	89	99
	$31,978	$32,154
(1) The mortgage notes payable balances as of June 30, 2017 and December 31, 2016 are eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

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

During the 2017 Quarter, we executed a purchase and sale agreement for the sale of Walker House, a multifamily property in Gaithersburg, Maryland. We expect to close on this sale during 2017. We determined Walker House met the criteria for classification as held for sale as of June 30, 2017. There can be no assurances that this purchase and sale agreement will close on time or at all.

We sold the following properties in 2016:

Disposition Date	Property Name	Segment	Number of Units/ Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
May 26, 2016	Dulles Station II (1)	Office	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	491,000	128,500	77,592
	Total 2016		1,183,000	$252,100	$101,704

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

While the sale of the Maryland Office Portfolio, in the aggregate, constituted an individually significant disposition, the Maryland Office Portfolio does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real estate rental revenue	$—	$8,147	$—	$16,577
Net income	—	4,176	—	6,902

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2017 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(228,000)
Unused and available	$372,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2017 Period as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2016	$120,000
Borrowings	239,000
Repayments	(131,000)
Balance at June 30, 2017	$228,000

NOTE 6: NOTES PAYABLE

During 2016, we entered into a seven year, $150.0 million unsecured term loan (“2016 Term Loan”) maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT’s current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the first quarter of 2017. We have also previously entered into forward interest rate swaps commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.9% (see note 7).

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

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income (loss). The resulting unrealized gain (loss) on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period, and therefore hedge ineffectiveness did not impact earnings during the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period.

The fair values of the interest rate swaps as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

				Fair Value
				Asset Derivatives
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2017	December 31, 2016
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$578	$417
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	6,279	7,194
	$300,000			$6,857	$7,611

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized loss on interest rate hedges	$(1,489)	$(1,384)	$(754)	$(5,059)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2017, the fair value of derivatives is in a net asset position of $6.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of June 30, 2017, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2017 and December 31, 2016 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,593	$—	$1,593	$—	$1,407	$—	$1,407	$—
Interest rate swaps	$6,857	$—	$6,857	$—	$7,611	$—	$7,611	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2017 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$13,237	$13,237	$11,305	$11,305
Restricted cash	1,506	1,506	6,317	6,317
2445 M Street note receivable	2,096	2,324	2,089	2,173
Mortgage notes payable, net	96,934	100,130	148,540	149,997
Lines of credit	228,000	228,000	120,000	120,000
Notes payable, net	893,763	925,915	843,084	873,516

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.2 million and $0.9 million for the 2017 Quarter and 2016 Quarter, respectively, and $2.4 million and $2.4 million for the 2017 Period and 2016 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.0 million and $2.5 million for the 2017 Period and 2016 Period, respectively.

The total unvested restricted share awards at June 30, 2017 was 356,093 shares, which had a weighted average grant date fair value of $30.85 per share. As of June 30, 2017, the total compensation cost related to unvested restricted share awards was $8.3 million, which we expect to recognize over a weighted average period of 39 months.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our diluted earnings per share calculation includes the dilutive impact of our share based awards with performance conditions prior to the grant date and awards with market conditions under the contingently issuable method. The dilutive earnings per share calculation also considers the Operating Partnership Units issued in connection with the 2017 acquisition, which were not dilutive for any of the periods presented.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$7,847	$31,821	$14,462	$34,200
Net loss attributable to noncontrolling interests in subsidiaries	17	15	36	20
Allocation of earnings to unvested restricted share awards	(107)	(99)	(184)	(155)
Adjusted net income attributable to the controlling interests	$7,757	$31,737	$14,314	$34,065
Denominator:
Weighted average shares outstanding – basic	76,705	71,719	75,785	70,010
Effect of dilutive securities:
Operating partnership units	11	—	6	—
Employee restricted share awards	114	193	112	190
Weighted average shares outstanding – diluted	76,830	71,912	75,903	70,200

Basic net income attributable to the controlling interests per common share	$0.10	$0.44	$0.19	$0.49
Diluted net income attributable to the controlling interests per common share	$0.10	$0.44	$0.19	$0.49

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2017 and 2016 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$44,109	$15,512	$23,835	$—	$83,456
Real estate expenses	15,853	3,597	9,241	—	28,691
Net operating income	$28,256	$11,915	$14,594	$—	$54,765
Depreciation and amortization					(29,261)
General and administrative					(5,759)
Interest expense					(12,053)
Other income					48
Income tax benefit					107
Net income					7,847
Less: Net loss attributable to noncontrolling interests in subsidiaries					17
Net income attributable to the controlling interests					$7,864
Capital expenditures	$5,864	$62	$6,561	$1,375	$13,862
Total assets	$1,241,618	$344,523	$766,972	$34,999	$2,388,112

	Three Months Ended June 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$43,737	$15,080	$20,588	$—	$79,405
Real estate expenses	16,594	3,684	7,897	—	28,175
Net operating income	$27,143	$11,396	$12,691	$—	$51,230
Depreciation and amortization					(25,161)
Acquisition costs					(1,024)
General and administrative					(4,968)
Interest expense					(13,820)
Other income					83
Gain on sale of real estate					24,112
Income tax benefit					693
Casualty gain					676
Net income					31,821
Less: Net loss attributable to noncontrolling interests in subsidiaries					15
Net income attributable to the controlling interests					$31,836
Capital expenditures	$5,854	$3,588	$2,198	$29	$11,669
Total assets	$1,151,041	$352,094	$769,592	$33,724	$2,306,451

	Six Months Ended June 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$82,136	$31,217	$47,604	$—	$160,957
Real estate expenses	30,267	7,460	18,827	—	56,554
Net operating income	$51,869	$23,757	$28,777	$—	$104,403
Depreciation and amortization					(55,330)
General and administrative					(11,385)
Interest expense					(23,458)
Other income					125
Income tax benefit					107
Net income					14,462
Less: Net loss attributable to noncontrolling interests in subsidiaries					36
Net income attributable to the controlling interests					$14,498
Capital expenditures	$10,819	$246	$12,858	$1,950	$25,873

	Six Months Ended June 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$87,555	30,460	$38,527	$—	$156,542
Real estate expenses	33,669	8,090	15,150	—	56,909
Net operating income	53,886	$22,370	$23,377	$—	$99,633
Depreciation and amortization					(51,199)
Acquisition costs					(1,178)
General and administrative					(10,479)
Interest expense					(28,180)
Other income					122
Gain on sale of real estate					24,112
Income tax benefit					693
Casualty gain					676
Net income					34,200
Less: Net loss attributable to noncontrolling interests in subsidiaries					20
Net income attributable to the controlling interests					$34,220
Capital expenditures	$8,025	$4,131	$4,200	$42	$16,398

NOTE 12: SHAREHOLDERS' EQUITY

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Quarter, we issued 1.1 million common shares under the Equity Distribution Agreements at an average price of $31.55 per share, raising $33.9 million in net proceeds. During the 2017 Period, we issued 2.1 million common shares under the Equity Distribution Agreements at an average price of $31.44 per share, raising $63.9 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Quarter, we issued 21,499 common shares under this program at a weighted average price of $31.95 per share, raising $0.7 million in net proceeds. During the 2017 Period, we issued 0.1 million common shares under the dividend reinvestment program at a weighted average price of $32.03 per share, raising $1.8 million in net proceeds.

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

We refer to the three months ended June 30, 2017 and June 30, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively, and the six months ended June 30, 2017 and June 30, 2016 as the “2017 Period” and “2016 Period,” respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2017 Quarter to the 2016 Quarter and the 2017 Period to the 2016 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses excluding depreciation and amortization and general and administrative expenses. NOI is a non-GAAP supplemental measure to net income.

•	NAREIT FFO, calculated as set forth below under the caption “Funds from Operations.”

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Rental rates.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income-producing properties in the greater Washington metro region. As of June 30, 2017, we owned a diversified portfolio of 50 properties, totaling approximately 6.3 million square feet of commercial space and 4,480 multifamily units, and land held for development. These 50 properties consisted of 20 office properties, 16 retail centers and 14 multifamily properties.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net income attributable to the controlling interests	$7,864	$31,836	$(23,972)	(75.3)%
NOI (1)	$54,765	$51,230	$3,535	6.9%
NAREIT FFO (2)	$37,108	$32,870	$4,238	12.9%

(1) See page 26 of the MD&A for a reconciliation of NOI to net income.
(2) See page 36 of the MD&A for a reconciliation of NAREIT FFO to net income.

The lower net income attributable to the controlling interests is primarily due to gains on sale of real estate during the 2016 Quarter ($24.1 million); higher depreciation and amortization expenses ($4.1 million) and higher general and administrative expenses ($0.8 million); a casualty gain ($0.7 million) in the 2016 Quarter; and a higher income tax benefit ($0.6 million) in the 2016 Quarter, partially offset by higher NOI ($3.5 million), lower interest expense ($1.8 million) and lower acquisition costs ($1.0 million).

The increase in NOI is primarily due to higher NOI from same-store properties ($3.7 million) and the Watergate 600 ($3.4 million) and Riverside Apartments ($1.6 million) acquisitions, partially offset by the property sales during 2016 ($5.0 million). The higher same-store NOI is explained in further detail beginning on page 26 (Results of Operations - 2017 Quarter Compared to 2016 Quarter). Same-store ending occupancy increased to 93.3% as of June 30, 2017, from 90.8% one year ago, primarily due to higher occupancy in the office segment.

The higher NAREIT FFO is primarily attributable to the higher NOI ($3.5 million), lower interest expense ($1.8 million) and lower acquisition costs ($1.0 million), partially offset by higher general and administrative expenses ($0.8 million), a casualty gain ($0.7 million) in the 2016 Quarter and a higher income tax benefit ($0.6 million) in the 2016 Quarter.

Investment Activity

Significant investment transactions during the 2017 Period included the following:

•
The acquisition of Watergate 600, which we refer to as the 2017 acquisition, a 289,000 net rentable square foot office building in Washington, DC, for a contract purchase price of $135.0 million in a transaction that was structured to include the issuance of 12,124 operating partnership units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of Washington REIT (“Operating Partnership Units”), representing $0.4 million of the purchase price. We incurred $2.8 million of acquisition costs related to this transaction.

Financing Activity

Significant financing transactions during the 2017 Period included the following:

•	The prepayment at par of the remaining $49.6 million of the mortgage note secured by the Army Navy Building in February 2017.

•	The draw of the remaining $50.0 million on the seven year, $150 million unsecured term loan agreement maturing on July 21, 2023. We used the borrowing to refinance maturing secured debt.

•	The issuance of approximately 2.1 million common shares under our ATM program at an average price to the public of $31.44 per share, for net proceeds of approximately $63.9 million.

As of June 30, 2017, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 26, 2017, our Revolving Credit Facility has a borrowing capacity of $376.0 million.

Capital Requirements

We do not have any other debt maturities during 2017. We expect to have additional capital requirements as set forth on page 33 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2016 and 2017 (see note 3 to the consolidated financial statements).
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

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$69,097	$64,633	$4,464	6.9%	$10,333	$2,485	$4,026	$4,140	$—	$8,147	$83,456	$79,405	$4,051	5.1%
Real estate expenses	23,340	22,581	759	3.4%	3,702	868	1,649	1,621	—	3,105	28,691	28,175	516	1.8%
NOI	$45,757	$42,052	$3,705	8.8%	$6,631	$1,617	$2,377	$2,519	$—	$5,042	$54,765	$51,230	$3,535	6.9%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,261)	(25,161)	(4,100)	16.3%
Acquisition costs											—	(1,024)	1,024	(100.0)%
General and administrative expenses											(5,759)	(4,968)	(791)	15.9%
Casualty gain											—	676	(676)	(100.0)%
Gain on sale of real estate											—	24,112	(24,112)	(100.0)%
Interest expense											(12,053)	(13,820)	1,767	(12.8)%
Other income											48	83	(35)	(42.2)%
Income tax benefit											107	693	(586)	(84.6)%
Net income											7,847	31,821	(23,974)	(75.3)%
Less: Net loss attributable to noncontrolling interests											17	15	2	13.3%
Net income attributable to the controlling interests											$7,864	$31,836	$(23,972)	(75.3)%

(1)	Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building and Braddock Metro Center

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Minimum base rent	$57,340	$54,330	$3,010	5.5%
Recoveries from tenants	8,543	7,408	1,135	15.3%
Provision for doubtful accounts	(453)	(92)	(361)	392.4%
Lease termination fees	532	149	383	257.0%
Parking and other tenant charges	3,135	2,838	297	10.5%
Total same-store real estate rental revenue	$69,097	$64,633	$4,464	6.9%

•	Minimum base rent: Increase primarily due to higher occupancy ($2.9 million) and rental rates ($0.4 million), partially offset by higher rent abatements ($0.3 million).

•	Recoveries from tenants: Increase primarily due to higher periodic settlements of tenant recoveries ($0.8 million) and higher reimbursements for real estate taxes ($0.2 million).

•
Provision for doubtful accounts: Increase primarily due to higher provisions in the retail ($0.3 million) and office ($0.1 million) segments. A portion of the higher provisions were attributable to reserves for reimbursements ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office segment ($0.4 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.2 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Office	$35,181	$31,450	$3,731	11.9%
Multifamily	18,404	18,103	301	1.7%
Retail	15,512	15,080	432	2.9%
Total same-store real estate rental revenue	$69,097	$64,633	$4,464	6.9%

•
Office: Increase primarily due to higher occupancy ($2.8 million), higher periodic settlements of tenant recoveries ($0.7 million) and higher lease termination fees ($0.4 million), partially offset by higher rent abatements ($0.4 million).

•	Multifamily: Increase primarily due to higher rental rates ($0.3 million).

•	Retail: Increase primarily due to higher periodic settlements of tenant recoveries ($0.4 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Watergate 600 ($4.9 million) in the 2017 Quarter and of Riverside Apartments ($2.9 million) in the 2016 Quarter.

Real estate rental revenue from development/redevelopment properties decreased primarily due to lower occupancy ($0.3 million) at Army Navy Building, which is under redevelopment.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2017 Quarter and 2016 Quarter was as follows:

	June 30, 2017			June 30, 2016			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	93.0%	92.4%	92.9%	86.9%	89.5%	87.5%	6.1%	2.9%	5.4%
Multifamily	95.1%	94.6%	94.9%	94.2%	95.3%	94.4%	0.9%	(0.7)%	0.5%
Retail	91.4%	N/A	91.4%	92.1%	N/A	92.1%	(0.7)%	N/A	(0.7)%
Total	93.3%	93.6%	93.4%	90.8%	92.5%	91.1%	2.5%	1.1%	2.3%

•	Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Silverline Center and 1775 Eye Street, partially offset by lower ending occupancy at Monument II.

•	Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Wellington and The Ashby.

•
Retail: The decrease in ending occupancy was primarily due to lower ending occupancy at Frederick Crossing, Centre at Hagerstown and Gateway Overlook, partially offset by higher ending occupancy at Bradlee Shopping Center and Chevy Chase Metro Plaza.

During the 2017 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	215	$33.82	(10.4)%	$72.18	10.9	62.6%
Retail	152	26.44	24.3%	17.24	2.1	65.7%
Total	367	30.82	(0.7)%	49.36	7.9	64.0%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2017 Quarter and 2016 Quarter were 34.4% and 35.5%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Office	$12,705	$11,868	$837	7.1%
Multifamily	7,038	7,029	9	0.1%
Retail	3,597	3,684	(87)	(2.4)%
Total same-store real estate expenses	$23,340	$22,581	$759	3.4%

•	Office: Increase primarily due to higher real estate tax ($0.4 million), repairs and maintenance ($0.2 million), custodial ($0.1 million) and administrative ($0.1 million) expenses.

•	Multifamily: Small increase primarily due to higher real estate taxes ($0.1 million), partially offset by lower utilities expenses ($0.1 million).

•	Retail: Decrease primarily due to lower bad debt expense ($0.2 million), partially offset by higher real estate tax expense ($0.1 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the Watergate 600 ($2.2 million) and Riverside Apartments ($0.9 million)acquisitions, and higher depreciation at same-store properties ($2.0 million), partially offset by dispositions ($0.9 million). The higher same-store depreciation and amortization is primarily due to amortization of leasing commissions and depreciation of the redevelopment work at Silverline Center.

Acquisition Costs: The acquisition costs in 2016 are related to the acquisition of Riverside Apartments during the 2016 Quarter. We capitalized the costs associated with the acquisition of Watergate 600 in the 2017 Quarter due to accounting for the transaction as an asset acquisition in accordance with the adoption of ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.

Casualty gain: The casualty gain in the 2016 Quarter represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units.

Gain on sale of real estate: Decrease due to completion of the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza and West Gude during the 2016 Quarter.

General and Administrative Expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.4 million) and higher share-based compensation ($0.4 million) primarily due to a higher volume of forfeitures during the 2016 Quarter.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$9,405	$8,289	$1,116	13.5%
Mortgage notes payable	1,168	4,223	(3,055)	(72.3)%
Lines of credit	1,709	1,473	236	16.0%
Capitalized interest	(229)	(165)	(64)	38.8%
Total	$12,053	$13,820	$(1,767)	(12.8)%

•
Notes payable: Increase primarily due to executing the $150.0 million term loan in 2016, which has a floating interest rate effectively fixed at 2.9% by interest rate swaps. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the first quarter of 2017.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments, Walker House Apartments, 2445 M Street and the Army Navy Building in 2017 and 2016.

•	Lines of credit: Increase primarily due to a weighted average interest rate of 2.0% during the 2017 Quarter, as compared to 1.4% during the 2016 Quarter.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Income tax benefit: The income tax benefit in the 2016 Quarter resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries (TRSs) due to a net operating loss as a result of the sale of Dulles Station II. We further reduced the valuation allowance in the 2017 Quarter due to an increase in anticipated income at the TRS. We have concluded that there is sufficient positive evidence as of June 30, 2017 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

2017 Period Compared to 2016 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2017 Period compared to the 2016 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$137,140	$128,684	$8,456	6.6%	$15,846	$2,485	$7,971	$8,796	$—	$16,577	$160,957	$156,542	$4,415	2.8%
Real estate expenses	47,118	46,529	589	1.3%	6,144	868	3,292	3,254	—	6,258	56,554	56,909	(355)	(0.6)%
NOI	$90,022	$82,155	$7,867	9.6%	$9,702	$1,617	$4,679	$5,542	$—	$10,319	$104,403	$99,633	$4,770	4.8%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(55,330)	(51,199)	(4,131)	8.1%
Acquisition costs											—	(1,178)	1,178	(100.0)%
General and administrative expenses											(11,385)	(10,479)	(906)	8.6%
Casualty gain											—	676	(676)	(100.0)%
Gain on sale of real estate											—	24,112	(24,112)	(100.0)%
Interest expense											(23,458)	(28,180)	4,722	(16.8)%
Other income											125	122	3	2.5%
Income tax benefit											107	693	(586)	84.6%
Net income											14,462	34,200	(19,738)	(57.7)%
Less: Net loss attributable to noncontrolling interests											36	20	16	80.0%
Net income attributable to the controlling interests											$14,498	$34,220	$(19,722)	(57.6)%

(1)	Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building and Braddock Metro Center

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Minimum base rent	$114,400	$107,882	$6,518	6.0%
Recoveries from tenants	16,187	15,317	870	5.7%
Provision for doubtful accounts	(708)	(452)	(256)	(56.6)%
Lease termination fees	1,189	279	910	326.2%
Parking and other tenant charges	6,072	5,658	414	7.3%
Total same-store real estate rental revenue	$137,140	$128,684	$8,456	6.6%

•	Minimum base rent: Increase primarily due to higher occupancy ($6.2 million) and rental rates ($0.8 million), partially offset by higher abatements ($0.7 million).

•
Recoveries from tenants: Increase primarily due to higher periodic settlements of tenant recoveries ($0.8 million) and higher reimbursements for real estate taxes ($0.3 million), partially offset by lower reimbursements for current year common area maintenance expenses ($0.2 million) due to lower snow removal expenses.

•
Provision for doubtful accounts: Increase primarily due to higher provisions in the retail segment ($0.2 million). A portion of the higher provisions were attributable to reserves for reimbursements ($0.1 million).

•	Lease termination fees: Increase primarily due to higher fees in the office segment ($0.9 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.3 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Office	$69,263	$62,182	$7,081	11.4%
Multifamily	36,660	36,042	618	1.7%
Retail	31,217	30,460	757	2.5%
Total same-store real estate rental revenue	$137,140	$128,684	$8,456	6.6%

•
Office: Increase primarily due to higher occupancy ($5.7 million), lease termination fees ($0.9 million), periodic settlements of tenant recoveries ($0.5 million), rental rates ($0.3 million) and parking income ($0.2 million) and lower amortization of intangible lease assets ($0.2 million), partially offset by higher rent abatements ($1.0 million).

•	Multifamily: Increase primarily due to higher rental rates ($0.5 million) and occupancy ($0.1 million).

•
Retail: Increase primarily due to higher periodic settlements of tenant recoveries ($0.5 million), occupancy ($0.4 million) and rental rates ($0.2 million), partially offset by higher provisions for bad debt ($0.2 million) and lower percentage rent ($0.2 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Watergate 600 ($4.9 million) in the 2017 Period and Riverside Apartments ($8.5 million) in the 2016 Period.

Real estate rental revenue from development/redevelopment properties decreased primarily due to lower occupancy ($1.1 million) at Army Navy Building, which is under redevelopment.

During the 2017 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	355	$41.75	5.1%	$87.89	11.2	67.9%
Retail	208	29.26	21.0%	14.60	1.5	63.9%
Total	563	37.20	9.2%	60.80	8.3	66.1%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2017 Period and 2016 Period were 35.1% and 36.4%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Office	$25,476	$24,157	$1,319	5.5%
Multifamily	14,182	14,282	(100)	(0.7)%
Retail	7,460	8,090	(630)	(7.8)%
Total same-store real estate expenses	$47,118	$46,529	$589	1.3%

•	Office: Increase primarily due to higher real estate tax ($0.5 million), administrative ($0.3 million), custodial ($0.2 million) and repairs and maintenance ($0.1 million) expenses.

•	Multifamily: Decrease primarily due to lower utilities ($0.2 million) and snow removal ($0.1 million) expenses, partially offset by higher real estate taxes ($0.2 million).

•
Retail: Decrease primarily due to lower snow removal ($0.3 million), bad debt ($0.3 million), utilities ($0.1 million) and legal ($0.1 million) expenses, partially offset by higher real estate taxes ($0.3 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the Watergate 600 ($2.2 million) and Riverside Apartments ($2.7 million)acquisitions and higher depreciation at same-store properties ($3.4 million), partially offset by dispositions ($3.5 million) and lower depreciation at Army Navy Building ($0.6 million). The higher same-store depreciation and amortization is primarily due to amortization of leasing commissions and depreciation of the redevelopment work at Silverline Center.

Acquisition Costs: The acquisition costs in 2016 are related to the acquisition of Riverside Apartments during the 2016 Period. We capitalized the costs associated with the acquisition of Watergate 600 in the 2017 Period due to accounting for the transaction as an asset acquisition in accordance with the adoption of ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.

General and Administrative Expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.8 million).

Casualty gain: The casualty gain in the 2016 Period represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units.

Gain on sale of real estate: Decrease due to completion of the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza and West Gude during the 2016 Period.

Interest Expense: Interest expense by debt type for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$18,596	$16,582	$2,014	12.1%
Mortgage notes payable	2,488	9,209	(6,721)	(73.0)%
Lines of credit	2,819	2,677	142	5.3%
Capitalized interest	(445)	(288)	(157)	54.5%
Total	$23,458	$28,180	$(4,722)	(16.8)%

•
Notes payable: Increase primarily due to executing the $150.0 million term loan in 2016, which has a floating interest rate effectively fixed at 2.9% by interest rate swaps. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the first quarter of 2017.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments, Walker House Apartments, 2445 M Street and the Army Navy Building in 2017 and 2016.

•	Lines of credit: Increase primarily due to a weighted average interest rate of 1.9% during the 2017 Period, as compared to 1.5% during the 2016 Period.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Income tax benefit: The income tax benefit in the 2016 Period resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II. We further reduced the valuation allowance in the 2017 Period due to an increase in anticipated income at the TRS. We have concluded that there is sufficient positive evidence as of June 30, 2017 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

Liquidity and Capital Resources

Capital Requirements

As of the end of the second quarter of 2017, we summarize our full-year 2017 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$49.6 million to repay a secured note during the first quarter of 2017;

•	Approximately $80 - $85 million to invest in our existing portfolio of operating assets, including approximately $35 - $40 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $30 - $35 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions during 2017, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Mortgage notes payable	$93,410	$144,485
Lines of credit	228,000	120,000
Notes payable	900,000	850,000
	1,221,410	1,114,485
Premiums and discounts, net	2,052	2,383
Debt issuance costs, net	(4,765)	(5,244)
Total	$1,218,697	$1,111,624

Mortgage Notes Payable

At June 30, 2017, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had an estimated weighted average maturity of 3.9 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2017, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of June 30, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $228.0 million in borrowings outstanding as of June 30, 2017.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2017, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan (“2016 Term Loan”) maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on our current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the 2017 Quarter. We used the proceeds to refinance maturing secured debt. We also entered into forward interest rate swaps commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.9% (see note 7 to the consolidated financial statements).

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2017, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 76.9 million shares were outstanding at June 30, 2017.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Period, we issued 2.1 million common shares under the Equity Distribution Agreements at an average price of $31.44 per share, raising $63.9 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Period, we issued 56,269 common shares under this program at a weighted average price of $32.03 per share, raising $1.8 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2017, no preferred shares had been issued.

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

Our dividend and distribution payments for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Common dividends	$23,152	$22,147	$1,005	4.5%	$68,173	$63,284	$4,889	7.7%
Distributions to noncontrolling interests	23	19	4	21.1%	59	110	(51)	(46.4)%
	$23,175	$22,166	$1,009	4.6%	$68,232	$63,394	$4,838	7.6%

Dividends paid during the 2017 Quarter and 2017 Period increased primarily due to the issuance of 6.2 million common shares during 2016 and 2.1 million common shares during 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2017	2016	$	%
Net cash provided by operating activities	$65,350	$61,263	$4,087	6.7%
Net cash used in investing activities	(166,913)	(139,411)	(27,502)	(19.7)%
Net cash provided by financing activities	103,495	76,702	26,793	(34.9)%

Cash provided by operating activities increased primarily due to the the acquisitions of Riverside Apartments and Watergate 600 and lower interest payments, partially offset by sale of the 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza and West Gude.

Cash used in investing activities increased primarily due to proceeds from properties sold in the 2016 Period, partially offset by lower expenditures on acquisitions in the 2017 Period.

Cash provided by financing activities increased primarily due to paying off a larger volume of mortgage notes in the 2016 Period and drawing the remaining $50.0 million on a term loan during the 2017 Period, partially offset by lower proceeds from equity issuances and lower net borrowing on our Revolving Credit Facility during the 2017 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2017 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,847	$31,821	$14,462	$34,200
Adjustments:
Depreciation and amortization	29,261	25,161	55,330	51,199
Net gain on sale of depreciable real estate	—	(24,112)	—	(24,112)
NAREIT FFO	$37,108	$32,870	$69,792	$61,287

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on June 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$250,000	$150,000	$500,000	$900,000	$925,915
Interest payments	$18,112	$36,224	$36,224	$36,224	$20,786	$42,204	$189,774
Interest rate on debt maturities	—%	—%	—%	5.1%	2.7%	4.0%	4.1%
Unsecured variable rate debt
Principal	$—	$—	$228,000	$—	$—	$—	$228,000	$228,000
Variable interest rate on debt maturities	—%	—%	2.2%	—%	—%	—%	2.0%
Mortgages
Principal amortization (2) (30 year schedule)	$1,496	$3,135	$33,909	$2,659	$2,829	$49,382	$93,410	$100,130
Interest payments	$2,616	$5,089	$3,627	$3,046	$2,876	$727	$17,981
Weighted average interest rate on principal amortization	4.9%	4.9%	5.3%	4.7%	4.7%	3.9%	4.5%
(1) Includes two separate $150.0 million term loans with a floating interest rates that are effectively fixed at 2.7% and 2.9% by interest rate swap arrangements.
(2) Excludes net discounts of $3.8 million and net unamortized debt issuance costs of $0.3 million at June 30, 2017.

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

We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2017 and December 31, 2016 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2017	December 31, 2016
$75,000	1.6190%	One-Month LIBOR	10/15/2015	3/15/2021	$303	$224
75,000	1.6260%	One-Month LIBOR	10/15/2015	3/15/2021	275	193
100,000	1.2050%	One-Month LIBOR	3/31/2017	7/21/2023	4,168	4,775
50,000	1.2075%	One-Month LIBOR	3/31/2017	7/21/2023	2,111	2,419
$300,000					$6,857	$7,611

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

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2017, our consolidated subsidiary, WashREIT Watergate 600 OP LP (“Watergate 600 OP”) issued a total of 12,124 Operating Partnership Units to the two contributors of the Watergate 600 property as part of the 2017 acquisition of that property. Under the Watergate 600 OP partnership agreement, each partnership unit held by the limited partners of Watergate 600 OP may be redeemed for either cash equal to the fair market value of a share of Washington REIT common stock at the time of redemption (based on a 20-day average price) or, at the option of Washington REIT, one share of Washington REIT common stock.  The Operating Partnership Units were issued to the contributors of the Watergate 600 property and were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. This issuance was not a “public offering” because only two contributors were involved in the transaction, we did not engage in a general solicitation or advertising in connection with such issuance or transaction and we have not offered securities to the public in connection with such issuance and transaction.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment to the Washington Real Estate Investment Trust Articles of Amendment and Restatement	8-K	001-06622	3.1	6/7/2017
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017					X
10.1*	Change in control agreement dated July 21, 2017 with Taryn D. Fielder					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: July 31, 2017